Form 10-Q
period 1996-03-31
ISB FINANCIAL CORP/LA
filed 1996-05-15
CIK 933141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                         Commission File Number 0-25756



                           ISB Financial Corporation
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Louisiana                              72-1280718
  ------------------------------------------------     ----------------------
  (State or other jurisdiction of incorporation or        (I.R.S. Employer
                    organization)                      Identification Number)

            1101 East Admiral Doyle Drive
                New Iberia, Louisiana                           70560
  ------------------------------------------------     ----------------------
       (Address of principal executive office)               (Zip Code)

                                 (318) 365-2361
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X___     No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          As of May 12, 1996, 7,380,671 shares of the Registrant's common stock were issued and outstanding. Of that total, 590,423 shares are held by the Registrant's Employee Stock Ownership Plan, of which 515,472 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION
- - -------   ---------------------


Item 1.   Financial Statements

          Consolidated Statements of Financial Condition                     3
          (As of March 31, 1996 and December 31, 1995)

          Consolidated Statements of Income  (For the three months           4
          ended March 31, 1996 and 1995)

          Consolidated Statements of Stockholders' Equity  (For the          5
          three months ended March 31, 1996 and 1995)

          Consolidated Statements of Cash Flows  (For the three              6
          months ended March 31, 1996 and 1995)

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition       10
          and Results of Operations


PART II.  OTHER INFORMATION
- - --------  -----------------


Item 1.   Legal Proceedings                                                 18
Item 2.   Changes in Securities                                             18
Item 3.   Defaults Upon Senior Securities                                   18
Item 4.   Submission of Matters to a Vote of Security Holders               18
Item 5.   Other Information                                                 18
Item 6.   Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                  19

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION  (Unaudited)
                             (Dollars in Thousands)


                                 ASSETS
                                 ------

                                                                       March 31,          December 31,
                                                                          1996                1995
                                                                      ------------        ------------

Cash and Cash Equivalents:
    Cash on Hand and Due from Banks                                       $5,359              $5,313
    Interest Bearing Deposits                                             73,077              46,429
Investment Securities:
    Held to Maturity (market value of $704 and $784,                         704                 784
    respectively)
    Available for Sale, at market value                                   66,827              86,058
    Trading Account Securities, at market value                              376                 389
Mortgage-Backed Securities Held to Maturity (market                       49,347              51,646
    value of $49,389 and $51,872, respectively)
Loans Receivable, Net                                                    409,908             399,542
Real Estate Owned                                                            534                 561
Premises and Equipment, Net                                                9,424               9,440
Federal Home Loan Bank Stock, at Cost                                      3,795               3,739
Accrued Interest Receivable, Net                                           3,844               4,153
Other Assets                                                                 525                 776
                                                                        --------            --------

TOTAL ASSETS                                                            $623,720            $608,830
                                                                        ========            ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

LIABILITIES:
Deposits                                                                $449,421            $444,600
Federal Home Loan Bank Advances                                           48,474              40,490
Accrued Interest Payable on Deposits                                         331                 315
Advance Payments by Borrowers for Taxes and Insurance                      1,150               1,239
Other Liabilities                                                          3,542               2,509
                                                                        --------            --------

TOTAL LIABILITIES                                                        502,918             489,153
                                                                        --------            --------

STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized                   0                   0
   -0- shares issued or outstanding

Common Stock of $1.00 par value, authorized 25,000,000                     7,381               7,381
   shares, issued and outstanding 7,380,671 shares
Paid in Capital                                                           65,400              65,293
Retained Earnings                                                         52,815              51,584
Unearned Common Stock Held by ESOP                                        (5,155)             (5,339)
Net Unrealized Gain (Loss) on Securities                                     361                 758
                                                                        --------            --------

TOTAL STOCKHOLDERS' EQUITY                                               120,802             119,677

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $623,720            $608,830
                                                                        ========            ========



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                        ----------------------------
                                                                           1996               1995
                                                                         --------           --------
INTEREST INCOME:
    Loans                                                                 $8,542              $7,993
    Investment Securities Available for Sale                               1,213                 708
    Investment Securities Held to Maturity                                    12                  15
    Mortgage-Backed Securities Held to Maturity                              837                 548
    Interest-Bearing Deposits                                                801                 150
                                                                       ---------           ---------

TOTAL INTEREST INCOME                                                     11,405               9,414
                                                                       ---------           ---------

Interest Expense:
    Deposits                                                               5,159               4,793
    Federal Home Loan Bank Advances                                          753                  40
                                                                       ---------           ---------

Total Interest Expense                                                     5,912               4,833
                                                                       ---------           ---------

Net Interest Income                                                        5,493               4,581

Provision for Loan Losses                                                      8                  72
                                                                       ---------           ---------

Net Interest Income After Provision for Loan Losses                        5,485               4,509
                                                                       ---------           ---------

NONINTEREST INCOME:
    Service Charges on Deposit Accounts                                      386                 327
    Late Charges and Other Fees on Loans                                     170                 177
    Dividends on FHLB Stock                                                   55                  54
    Other Income                                                             232                  65
                                                                       ---------           ---------

Total Noninterest Income                                                     843                 623
                                                                       ---------           ---------

NONINTEREST EXPENSE:
    Salaries and Employee Benefits                                         1,716               1,348
    SAIF Deposit Insurance Premium                                           251                 249
    Depreciation Expense                                                     204                 217
    Occupancy Expense                                                        210                 201
    Computer Expense                                                         140                 119
    Net Costs (Income) of Other Real Estate                                   19                 (11)
    Louisiana Shares and Franchise Tax                                       224                   0
    Other                                                                    788                 720
                                                                       ---------           ---------
Total Noninterest Expense                                                  3,552               2,843
                                                                       ---------           ---------

Income Before Income Taxes                                                 2,776               2,289
                                                                       ---------

Income Taxes                                                                 997                 755
                                                                       ---------           ---------

NET INCOME                                                                $1,779              $1,534
                                                                       =========           =========

NET INCOME PER COMMON SHARE                                                $0.26
                                                                       =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    6,855,958
                                                                       =========

DIVIDENDS PER SHARE                                                        $0.08
                                                                       =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (UNAUDITED)
                             (Dollars in Thousands)



                                                                                    COMMON          NET
                                                                                    STOCK         UNREALIZED          TOTAL
                                          COMMON        PAID IN       RETAINED      ACQUIRED      GAIN (LOSS)     STOCKHOLDERS'
                                           STOCK        CAPITAL       EARNINGS      BY ESOP      ON SECURITIES        EQUITY
BALANCE, DECEMBER 31, 1994                                             $46,105                      ($1,265)          $44,840

Net Income                                                               1,534                                          1,534

Change in Unrealized Gain (Loss) on                                                                     685               685
     Securities Available for Sale
                                           ------       -------        -------       -------        -------          --------

BALANCE, MARCH 31, 1995                        $0            $0        $47,639            $0          ($580)          $47,059
                                           ======       =======        =======       =======        =======          ========

BALANCE, DECEMBER 31, 1995                 $7,381       $65,293        $51,584       ($5,339)          $758          $119,677

Net Income                                                               1,779                                          1,779

Cash Dividends Declared                                                   (548)                                          (548)

Common Stock Issued in Conversion                                                                                           0

Common Stock Released by                                    107                          184                              291
   ESOP Trust

Change in Unrealized Gain (Loss) on                                                                    (397)             (397)
     Securities Available for Sale
                                           ------       -------        -------       -------        -------          --------

BALANCE, MARCH 31, 1996                    $7,381       $65,400        $52,815       ($5,155)          $361          $120,802
                                           ======       =======        =======       =======        =======          ========

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                          For The Three Months Ended
                                                                         March 31,           March 31,
                                                                            1996               1995
                                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $    1,779         $    1,534

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
    Depreciation and Amortization                                              236                242
    Provision for Loan Losses                                                    8                 72
    Gain on Sale of Premises and Equipment                                     (44)                 0
    (Gain) Loss on Sale of Real Estate Owned                                    12                (15)
    Amortization of Premium/Discount on Investments                            114                 85
    FHLB Stock Dividends                                                       (56)               (54)
    Loans Originated for Resale                                                  0               (188)
    Proceeds From Loans Sold to Others                                           0                188
    Income Reinvested on Marketable Equity Security                            (76)               (67)
    ESOP Contribution                                                          292                  0
    Net Change in Securities Classified as Trading                              14                  0
    Changes in Assets and Liabilities:
         Decrease in Accrued Interest Receivable                               309                192
         Decrease in Other Assets and Other Liabilities                      1,590                 86
                                                                        ----------         ----------
Net Cash Provided by Operating Activities                                    4,178              2,075
                                                                        ----------         ----------

Cash Flows From Investing Activities:
    Proceeds from Maturities of Held to Maturity Securities                     80                 80
    Proceeds from Maturities of Available for Sale Securities               18,625                  0
    Increase in Loans Receivable, Net                                      (10,392)            (3,663)
    Proceeds from Sale of Premises and Equipment                                92                  0
    Purchases of Premises and Equipment                                       (236)              (172)
    Proceeds from Disposition of Real Estate Owned                              26                 98
    Principal Collections on Mortgage-Backed Securities                      2,264                884
    Other Investing Activities                                                 (61)                 0
                                                                        ----------         ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         10,398             (2,773)
                                                                        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Change in Demand, NOW, Money Market and Savings Deposit              3,827             (8,336)
    Net Change in Time Deposits                                                994             16,027
    Increase (Decrease) in Escrow Funds and Miscellaneous Deposits, Net       (178)                95
    Proceeds From FHLB Advances                                              8,195             36,750
    Principal Repayments of FHLB Advances                                     (211)           (41,750)
    Dividends Paid to Shareholders                                            (509)                 0
    Stock Conversion Costs Incurred                                              0               (244)
                                                                        ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   12,118              2,542
                                                                        ----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   26,694              1,844

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              51,742              9,686
                                                                        ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   78,436         $   11,530
                                                                        ==========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
    Acquisition of Real Estate in Settlement of Loans                   $       18         $       61

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
    Interest on Deposits and Borrowings                                 $    5,896         $    4,640
    Income Taxes                                                        $        0         $       25

  THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for ISB Financial Corporation (the "Company) previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     BUSINESS

     The Company's principal business is conducted through it's wholly owned subsidiary, Iberia Savings Bank, which conducts business from its main office located in New Iberia, Louisiana and 13 full-service branch offices located in the cities of New Iberia, Lafayette, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City and Abbeville. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").


     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)  LOANS RECEIVABLE

     Loans receivable (in thousands) at March 31, 1996 and December 31, 1995 consisted of the following:

                                                     March 31,      Dec. 31,
                                                        1996          1995
                                                      --------      --------
     Mortgage Loans:
       Single-family Residential                    $326,735       $318,705
       Multifamily                                     1,510          1,506
       Commercial Real Estate                         13,682         14,486
       Construction                                   15,162         15,617
                                                    --------       --------
        Total Mortgage Loans                         357,089        350,314
                                                    --------       --------
     Commercial Business Loans                        14,055         11,055
                                                    --------       --------
     Consumer Loans:
       Home Equity                                   $18,925        $15,364
       Automobile                                      6,463          6,492
       Mobile Home Loans                               5,606          6,077
       Educational Loans                               9,536          9,262
       Credit Card Loans                               3,664          3,836
       Loans on Savings                                7,413          7,481
       Other                                           2,217          4,960
                                                    --------       --------
        Total Consumer Loans                          53,824         53,472
                                                    --------       --------
        Total Loans Receivable                       424,968        414,841
                                                    --------       --------
     Less:
     Allowance for Loan Losses                        (3,761)        (3,746)
     Loans-in-Process                                 (8,303)        (8,399)
     Unearned Discount                                    (1)            (1)
     Deferred Loan Fees                               (1,169)        (1,191)
     Discount on Loans Purchased                      (1,826)        (1,962)
                                                    --------       --------
     Loans Receivable, Net                          $409,908       $399,542
                                                    ========       ========


(3)  EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the conversion from mutual to stock form, the Company established an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Company and the Bank. The ESOP purchased 590,423 shares, or 8% of the total stock sold in the subscription, for $5,904,230, financed by a loan from the Company. The leveraged ESOP is accounted for in accordance with AICPA SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

     Compensation cost of the ESOP for the three months ended March 31, 1996 was $292,000 based on the release of 18,482 shares. At March 31, 1996, there were 56,469 allocated shares, 18,482 shares had been committed to be released, and 515,472 shares were held in suspense by the ESOP. The fair value of the unearned ESOP shares was approximately $8,022,000.

(4)  EARNINGS PER SHARE

     Earnings per share were based on 6,855,958 weighted average shares outstanding during the three month period ended March 31, 1996. The weighted average number of common shares outstanding excludes the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 524,713 for the three month period ended March 31, 1996. Earnings per share for periods preceding the three months ended June 30, 1995 are not applicable, as the Bank's conversion from mutual-to-stock form and reorganization into a holding company format was not completed until April 6, 1995.


(5)  SUBSEQUENT EVENT

     After the close of business on May 3, 1996, the Company acquired, through a multi-step cash merger transaction, Royal Bankgroup of Acadiana, Inc. ("RBA") and its wholly owned subsidiary, Bank of Lafayette ("BOL"), a Louisiana chartered commercial bank with two offices in Lafayette, Louisiana. BOL has been merged with and into Iberia Savings Bank and RBA has been merged with and into the Company. The Company paid an aggregate of $9.1 million in merger consideration for the previously outstanding shares of common stock and options to acquire common stock of RBA. As of March 31, 1996, RBA had $73.6 million in total assets, $64.4 million in total deposits, $8.6 million in stockholders' equity and $43.1 million in loans outstanding. The two BOL offices continue to be operated as branch offices of Iberia Savings Bank. The transaction is accounted for as a purchase under generally accepted accouting principles and the Company anticipates that it will result in approximately $2.9 million of goodwill, which is expected to be amortized over 15 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

     At March 31, 1996, the consolidated assets of the Company totalled $623.7 million, an increase of $14.9 million or 2.4% from December 31, 1995.


     Loans receivable, net, increased by $10.4 million, or 2.6%, to $409.9 million at March 31, 1996, compared to $399.5 million at December 31, 1995. The increase was primarily the result of a $8.0 million, or 2.5%, increase in single-family residential loans, a $3.0 million, or 27.1%, increase in commercial business loans and a $3.6 million, or 23.2%, increase in home equity loans. Such increases were partially offset by a $2.7 million, or 55.3%, decrease in other consumer loans.

     The increase in loans receivable was funded primarily by fixed-rate advances from the Federal Home Loan Bank ("FHLB") of Dallas and by customer deposits.

     Interest bearing deposits at other institutions increased $26.6 million, or 57.4%, to $73.1 million at March 31, 1996, compared to $46.4 million at December 31, 1995. The increased level of interest bearing deposits will be used as consideration in the Company's acquisition of Royal Bankgroup of Acadiana, Inc. and its proposed acquistion of Jefferson Bancorp, Inc., the parent holding company of Jefferson Federal Savings Bank, Gretna, Louisiana.

     The Company's investment securities available for sale decreased $19.2 million, or 22.3%, to $66.8 million at March 31, 1996, compared to $86.1 million at December 31, 1995. Such decrease was due primarily to the maturity or call of $18.6 million of investment securities together with a $603,000 decrease in the market value of such securities.

     Mortgage-backed securities decreased $2.3 million, or 4.5%, to $49.3 million at March 31, 1996, compared to $51.6 million at December 31, 1995. Such decrease was the result of principal repayments on such mortgage-backed securities.

     Deposits increased $4.8 million, or 1.1%, to $449.4 million at March 31, 1996, compared to $444.6 million at December 31, 1995. Such increase was due to $1.0 million in net new deposits and $3.8 million of credited interest.

     Advances from the FHLB of Dallas increased $8.0 million, or 19.7%, to $48.5 million at March 31, 1996, compared to $40.5 million at December 31, 1995. The advances are fixed-rate and long term and are used to fund fixed-rate, long term single-family residential loans.

     Total stockholders' equity increased $1.1 million, or .9%, to $120.8 million at March 31, 1996, compared to $119.7 at December 31, 1995. The increase was the result of the Company's net income of $1.8 million for the three months ended March 31, 1996 and $291,000 in common stock released by the ESOP, partially offset by the declaration of cash dividends on common stock of $548,000 and a $397,000, after deferred taxes, decrease in net unrealized gains on securities available for sale.

RESULTS OF OPERATIONS

     The Company reported net income of $1.8 million for the three months ended March 31, 1996, compared to $1.5 million for the three months ended March 31, 1995. The $245,000, or 16.0%, increase was due to a $912,000, or
     19.9%, increase in net interest income, a $64,000, or 88.9%, decrease in the Company's provision for loan losses and a $220,000, or 35.3%, increase in noninterest income, which was partially offset by a $709,000, or 24.9%, increase in noninterest expense and a $242,000, or 32.1%, increase in income tax expense.

AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Bank from interest-earning assets and the resultant average yields (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                                             Three  Months  Ended  March 31,
                                                        --------------------------------------------------------------------------
                                                                        1996                                 1995
                                                        ----------------------------------    ------------------------------------
                                           Yield/Cost                              Average                                 Average
                                          at March 31,  Average                    Yield/     Average                      Yield/
                                              1996      Balance       Interest     Cost(1)    Balance       Interest       Cost(1)
                                          ------------  -------       --------     -------    -------       --------       -------
                                                                           (Dollars in Thousands)
Interest-earning assets:
  Loans receivable:
      Mortgage loans                           7.87%   $340,055        $6,933         8.16%   $314,641       $6,540          8.31%
      Commercial business loans                9.16      11,492           314        10.93       6,036          143          9.48
      Consumer and other loans                 9.27      52,257         1,295         9.91      51,564        1,310         10.16
         Total Loans                           7.92     403,804         8,542         8.46     372,241        7,993          8.59
Mortgage-backed securities                     6.39      50,674           837         6.61      39,494          548          5.55
Investment securities                          6.24      77,431         1,225         6.33      48,451          723          5.97
Other earning assets                           5.20      59,951           801         5.34       7,999          150          7.50
  Total interest-earning assets                7.27     591,860        11,405         7.71     468,185        9,414          8.04
Non-interest-earning assets                              26,741                                 26,807
  Total assets                                         $618,601                               $494,992
Interest-bearing liabilities:
  Deposits:
      Demand deposits                          2.19     $75,128           417         2.22     $72,454          451          2.49
      Passbook savings deposits                2.75      50,598           347         2.74      62,482          368          2.36
      Certificates of deposits                 5.47     320,815         4,395         5.48     306,882        3,974          5.18
        Total deposits                         4.61     446,541         5,159         4.62     441,818        4,793          4.34
Borrowings                                     6.54      45,978           753         6.55       2,747           40          5.82
        Total interest-bearing
         liabilities                           4.79     492,519         5,912         4.80     444,565        4,833          4.35
Non-interest bearing liabilities                          5,465                                  4,442
        Total liabilities                               497,984                                449,007
Stockholders' Equity                                    120,617                                 45,985
        Total liabilities and
          stockholders' equity                         $618,601                               $494,992
Net interest-earning assets                             $99,341                                $23,620
Net interest income/interest rate
  spread                                       2.48%                   $5,493         2.91%                  $4,581          3.69%
Net interest margin                                                                   3.71%                                  3.91%
Ratio of average interest-
  earning assets to average
      interest-bearing liabilities                       120.17%                                105.31%

- - -------------------

(1) Annualized.

     NET INTEREST INCOME

     Net interest income increased $912,000, or 19.9%, to $5.5 million in the three months ended March 31, 1996, compared to $4.6 million in the three months ended March 31, 1995. The increase was due to a $2.0 million, or 21.1%, increase in interest income, which was partially offset by a $1.1 million, or 22.3%, increase in interest expense. The increase in interest income was the result of a $123.7 million, or 26.4%, increase in the average balance of interest-earning assets which was partially offset by a 33 basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $48.0 million, or 10.8%, increase in the average balance of interest-bearing liabilities and a 45 basis point increase in the cost thereon. The Company's interest rate spread (the difference between the weighted average yield on interest- earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 2.91% and 3.71%, respectively, during the three months ended March 31, 1996, compared to 3.69% and 3.91%, respectively, for the comparable period in 1995.


     INTEREST INCOME

     The Company's total interest income was $11.4 million for the three months ended March 31, 1996, compared to $9.4 million for the three months ended March 31, 1995. The reasons for the $2.0 million, or 21.1%, increase in interest income were a $549,000, or 6.9%, increase in interest income from loans, a $505,000, or 71.3%, increase in interest income from investment securities available for sale, a $289,000, or 52.7%, increase in interest income from mortgage-backed securities and a $651,000, or 434.0%, increase in interest income from interest-bearing deposits held at other institutions. The increase in interest income from loans was the result of a $31.6 million, or 8.5%, increase in the average balance of loans, which was partially offset by a 13 basis point decrease in the average yield earned thereon. The increase in interest income from investment securities was the result of a $29.0 million, or 59.8%, increase in the average balance of investment securities and a 36 basis point increase in the yield thereon. The increase in interest income on mortgage-backed securities was the result of a $11.2 million, or 28.3%, increase in the average balance of mortgage-backed securities and a 106 basis point increase in the yield earned thereon. The increase in interest income on other earning assets, substantially all of which are interest-bearing deposits at the FHLB, was the result of a $52.0 million, or 649.5%, increase in the average balance of other earning assets which was partially offset by a 216 basis point decrease in the yield earned thereon.

     INTEREST EXPENSE

     The Company's total interest expense was $5.9 million during the three months ended March 31, 1996, compared to $4.8 million for the three months ended March 31, 1995. The primary reasons for the $1.1 million, or 22.3%, increase in interest expense was a $366,000, or 7.6%, increase in interest expense on deposits due to a $4.7 million, or 1.1%, increase in the average balance of deposits together with a 28 basis point increase in the average cost thereof and a $713,000, or 1,782.5%, increase in interest expense paid on advances from the FHLB due to a $43.2 million, or 1,573.8%, increase in the average balance of advances from the FHLB together with a 73 basis point increase in the cost thereof. The increase in the average cost of deposits reflects increased competition and a higher interest rate environment than was experienced in 1995. The borrowings from the FHLB are used to fund fixed-rate, long term single-family residential loans.


     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $8,000 in the three months ended March 31, 1996 as compared to $72,000 for the same period in 1995. The decrease was primarily due to management's assessment of the amount provisions necessary to maintain a sufficient level of loan loss reserves. As of March 31, 1996, the ratio of the Company's allowance for loan losses to non-performing loans was 241.9% and the ratio of its allowance for loan losses to total loans was .92%.


     NONINTEREST INCOME

     Noninterest income increased $220,000, or 35.3%, in the three months ended March 31, 1996 to $843,000, compared to $623,000 for the three months ended March 31, 1995. Such increase was due primarily to a $59,000, or 18.0%, increase in service charges on deposit accounts and a $167,000, or 256.9%, increase in other income due primarily to gains on the sale of certain assets owned by the Bank's subsidiary company.


     NONINTEREST EXPENSE

     Noninterest expense increased $709,000, or 24.9%, in the three months ended March 31, 1996 to $3.6 million, compared to $2.8 million in the three months ended March 31, 1995. Such increase was due primarily to a $368,000, or 27.3%, increase in salaries and employee benefits due primarily to the Bank's contribution to the ESOP and $224,000 in Louisiana Shares Tax, which is assessed only on stock-form institutions beginning in the year following the issuance of stock, and Louisiana Franchise Tax, which was nominal in 1995 because the parent company's assets at the beginning of 1995 were zero. The shares tax and franchise tax expense level in the first quarter of 1996 are relatively indicative of the amounts that will be borne in future periods.

     INCOME TAX EXPENSE

     Income tax expense increased $242,000, or 32.1%, in the three months ended March 31, 1996 to $1.0 million, compared to $755,000 for the three months ended March 31, 1995. The increase in income tax expense reflects an increase in income before income taxes, and an increase in the estimated effective tax rate for the quarter.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At March 31, 1996, the Company had $48.5 million in outstanding advances from the Federal Home Loan Bank of Dallas.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1996, the total approved loan commitments outstanding amounted to $15.2 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $16.5 million. Certificates of deposit scheduled to mature in six months or less at March 31, 1996 totalled $134.5 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Company has acquired Royal Bankgroup of Acadiana, Inc. for $9.1 million in cash and has signed a letter of intent to purchase Jefferson Bancorp, Inc. for $51.2 million in cash. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

     At March 31, 1996, the Company and the Bank had regulatory capital which was well in excess of regulatory limits. The current requirements and the Bank's actual levels as of March 31, 1996 are detailed below (dollars in thousands):

                            Required Capital           Actual Capital          Excess Capital
                        ------------------------   ----------------------  ----------------------

                            Amount      Percent     Amount       Percent     Amount        Percent
                            ------      -------     ------       -------     ------        -------

     Tier 1 Leverage        $17,744      3.00%      $84,501      14.29%      $66,757       11.29%

     Tier 1 Risk- Based     $11,417      4.00%      $84,501      29.60%      $73,084       25.60%

     Total Risk-Based       $22,834      8.00%      $88,072      30.86%      $65,238       22.86%




PROPOSED DEPOSIT INSURANCE PREMIUMS

     The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC in 1995 substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions.

     The underfunded status of the SAIF has resulted in the introduction in the U.S. Congress of various bills intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. The Congress had been actively considering legislation which would require savings institutions like the Bank to pay a one-time charge of $0.85 to $0.95 for every $100 of insured deposits to recapitalize the depleted SAIF. Based on total insured deposits of $440.5 million at March 31, 1995, which is the anticipated measurement date for deposits, the Bank would incur a one-time charge of between $3.7 million and $4.2 million on a pre-tax basis ($2.5 million to $2.8 million after tax). Management does not believe that this one-time charge to the Bank, if incurred, will have a material impact on the Bank's overall financial condition.

     The proposed legislation also contemplated the merger of the BIF and the SAIF following the recapitalization of the SAIF. Thereafter, federal deposit insurance premiums would be assessed similarly for all FDIC insured institutions. The above described legislation had been, for some time, included as part of a fiscal 1996 budget bill, but wasa eliminated prior to the bill being enacted on April 26, 1996. The Bank cannot presently predict with any degree of certainty what form the legislation will ultimately take, nor when or whether it may be enacted.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this Statement had been adopted. The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards.

     The Company is currently contemplating the issuance of stock option agreements. The Company does not anticipate the adoption of SFAS No. 123 and will be subject to the disclosure requirements only.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Not applicable.


Item 2.   Changes in Securities

          Not applicable.


Item 3.   Defaults Upon Senior Securities

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.


Item 5.   Other Information

          After the close of business on May 3, 1996, the Company acquired, through a multi-step cash merger transaction, Royal Bankgroup of Acadiana, Inc. ("RBA") and its wholly owned subsidiary, Bank of Lafayette ("BOL"), a Louisiana chartered commercial bank with two offices in Lafayette, Louisiana. BOL has been merged with and into Iberia Savings Bank and RBA has been merged with and into the Company.


Item 6.   Exhibits and Reports on Form 8-K

          a)       Not applicable.

          b) On April 12, 1996 a current report on Form 8-K was filed with repsect to the Letter of Intent which the registrant entered into with respect to its proposed acquisition of Jefferson Bancorp, Inc.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ISB FINANCIAL CORPORATION


     Date:     May 10, 1996             By:  /s/ LARREY G. MOUTON
                                             ----------------------------------
                                             Larrey G. Mouton, President and
                                                Chief Executive Officer


     Date:     May 10, 1996             By:  /s/ WILLIAM M. LAHASKY
                                             ----------------------------------
                                             William M. Lahasky, Vice President
                                                and Chief Financial Officer