Form 10-Q
period 1996-06-30
ISB FINANCIAL CORP/LA
filed 1996-08-13
CIK 933141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     / X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                     OR

     /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         ------------------    -----------------

                       Commission File Number 0-25756


                          ISB Financial Corporation
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Louisiana                                      72-1280718
- -------------------------------------------------        ----------------------
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
               organization)                             Identification Number)

       1101 East Admiral Doyle Drive
           New Iberia, Louisiana                                  70560
- -------------------------------------------------        ----------------------
   (Address of principal executive office)                     (Zip Code)


                               (318) 365-2361
          --------------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -- --    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       As of August 9, 1996, 7,051,260 shares of the Registrant's common stock were issued and outstanding. Of that total, 590,423 shares are held by the Registrant's Employee Stock Ownership Plan, of which 497,216 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION
- -------  ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                 3
         (As of June 30, 1996 and December 31, 1995)

         Consolidated Statements of Income (For the three months        4
         and six months ended June 30, 1996 and 1995)

         Consolidated Statements of Stockholders' Equity (For the       5
         six months ended June 30, 1996 and 1995)

         Consolidated Statements of Cash Flows (For the six             6
         months ended June 30, 1996 and 1995)

         Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial Condition   10
         and Results of Operations


PART II. OTHER INFORMATION
- -------- -----------------


Item 1.  Legal Proceedings                                             19
Item 2.  Changes in Securities                                         19
Item 3.  Defaults Upon Senior Securities                               19
Item 4.  Submission of Matters to a Vote of Security Holders           19
Item 5.  Other Information                                             19
Item 6.  Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                             20

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                             (Dollars in Thousands)


                                   ASSETS

                                                                             June 30,           December 31,
                                                                               1996                 1995
                                                                            ----------          ------------
Cash and Cash Equivalents:
    Cash on Hand and Due from Banks                                            $7,884                $5,313
    Interest Bearing Deposits                                                  59,237                46,429
Investment Securities:
    Held to Maturity (market value of $2,220 and $784,                          2,215                   784
    respectively)
    Available for Sale, at market value                                        64,537                86,058
    Trading Account Securities, at market value                                 2,681                   389
Mortgage-Backed Securities Held to Maturity (market                            51,688                51,646
    value of $51,512 and $51,872, respectively)
Loans Receivable, Net                                                         470,320               399,542
Real Estate Owned                                                               1,054                   561
Premises and Equipment, Net                                                    12,376                 9,440
Federal Home Loan Bank Stock, at Cost                                           4,056                 3,739
Accrued Interest Receivable, Net                                                4,278                 4,153
Other Assets                                                                    6,223                   776
                                                                            ----------          ------------

TOTAL ASSETS                                                                 $686,549              $608,830
                                                                            ==========          ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
Deposits                                                                     $515,309              $444,600
Federal Home Loan Bank Advances                                                48,236                40,490
Accrued Interest Payable on Deposits                                              688                   315
Advance Payments by Borrowers for Taxes and Insurance                           1,189                 1,239
Other Liabilities                                                               3,582                 2,509
                                                                            ----------          ------------

TOTAL LIABILITIES                                                             569,004               489,153
                                                                            ----------          ------------

STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized                        0                     0
    -0- shares issued or outstanding
Common Stock of $1.00 par value, authorized 25,000,000                          7,381                 7,381
   shares, issued and outstanding 7,380,671 shares
Paid in Capital                                                                65,504                65,293
Retained Earnings                                                              54,122                51,584
Unearned Common Stock Held by ESOP                                             (4,972)               (5,339)
Unearned Common Stock Held by MRP Trust                                        (4,656)                    0
Net Unrealized Gain on Securities                                                 166                   758
                                                                            ----------          ------------

TOTAL STOCKHOLDERS' EQUITY                                                    117,545               119,677
                                                                            ----------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $686,549              $608,830
                                                                            ==========          ============





            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                 (Dollars in Thousands, Except Per Share Data)

                                                                    For the Three Months          For the Six Months
                                                                       Ended June 30,                Ended June 30,
                                                                   -----------------------     -------------------------
                                                                      1996        1995            1996           1995
                                                                   ----------  -----------     ----------      --------

INTEREST INCOME:
    Loans                                                             $9,651       $8,108        $18,193       $16,101
    Investment Securities Available for Sale                             964        1,221          2,177         1,930
    Investment Securities Held to Maturity                                23           15             35            29
    Mortgage-Backed Securities Held to Maturity                          772          815          1,609         1,363
    Interest-Bearing Deposits                                            939          457          1,740           607
                                                                   ----------  -----------     ----------      --------

Total Interest Income                                                 12,349       10,616         23,754        20,030
                                                                   ----------  -----------     ----------      --------

INTEREST EXPENSE:
    Deposits                                                           5,481        5,132         10,640         9,926
    Federal Home Loan Bank Advances                                      787           41          1,540            80
                                                                   ----------  -----------     ----------      --------

Total Interest Expense                                                 6,268        5,173         12,180        10,006
                                                                   ----------  -----------     ----------      --------

Net Interest Income                                                    6,081        5,443         11,574        10,024

Provision for Loan Losses                                                  9          133             17           206
                                                                   ----------  -----------     ----------      --------

Net Interest Income After Provision for Loan Losses                    6,072        5,310         11,557         9,818
                                                                   ----------  -----------     ----------      --------

NONINTEREST INCOME:
    Service Charges on Deposit Accounts                                  445          440            831           800
    Late Charges and Other Fees on Loans                                 223          134            393           279
    Dividends on FHLB Stock                                               59           60            114           114
    Other Income                                                         217          159            449           223
                                                                   ----------  -----------     ----------      --------

Total Noninterest Income                                                 944          793          1,787         1,416
                                                                   ----------  -----------     ----------      --------

NONINTEREST EXPENSE:
    Salaries and Employee Benefits                                     2,041        1,571          3,757         2,919
    SAIF Deposit Insurance Premium                                       257          249            508           498
    Depreciation Expense                                                 242          221            446           438
    Occupancy Expense                                                    279          230            489           432
    Computer Expense                                                     142          136            282           255
    Net Costs (Income) of Other Real Estate                                6            4             25            (8)
    Louisiana Shares and Franchise Tax                                   223            0            447             0
    Other                                                                918          751          1,706         1,470
                                                                   ----------  -----------     ----------      --------
Total Noninterest Expense                                              4,108        3,162          7,660         6,004
                                                                   ----------  -----------     ----------      --------

Income Before Income Taxes                                             2,908        2,941          5,684         5,230

Income Taxes                                                           1,054        1,073          2,051         1,828
                                                                   ----------  -----------     ----------      --------

NET INCOME                                                            $1,854       $1,868         $3,633        $3,402
                                                                   ==========  ===========     ==========      ========


NET INCOME PER COMMON SHARE                                            $0.27        $0.27          $0.53          N/A
                                                                   ==========  ===========     ==========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                6,751,046    6,799,542      6,803,502          N/A
                                                                   ==========  ===========     ==========      ========




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in Thousands)


                                                                                     Unearned
                                                                                      Common
                                                                                      Stock
                                          Common      Paid In         Retained       Acquired
                                           Stock      Capital         Earnings       By ESOP
                                          -------     -------        ----------     ---------
BALANCE, DECEMBER 31, 1994                                             $46,105

Net Income                                                               3,402

Cash Dividends Declared                                                   (509)

Common Stock Issued in Conversion          $7,381      $65,006                       ($5,904)

Common Stock Releasaed by                                   71                           185
     ESOP Trust

Change in Unrealized Gain (Loss) on
     Securities Available for Sale
                                          -------     ---------      ----------     ---------

BALANCE, JUNE 30, 1995                     $7,381      $65,077         $48,998       ($5,719)
                                          =======     =========      ==========     =========



BALANCE, DECEMBER 31, 1995                 $7,381      $65,293         $51,584       ($5,339)

Net Income                                                               3,633

Cash Dividends Declared                                                 (1,095)

Common Stock Released by                                   211                           367
   ESOP Trust

Common Stock Acquired by
     Management Recognition Plan Trust

Common Stock Earned by Participants
     of Management Recognition Plan

Change in Unrealized Gain (Loss) on
     Securities Available for Sale
                                          -------     ---------      ----------     ---------

BALANCE, JUNE 30, 1996                     $7,381      $65,504         $54,122       ($4,972)
                                          =======     =========      ==========     =========

                                           Unearned Common
                                           Stock Acquired By       Net
                                              Management       Unrealized         Total
                                           Recognition and     Gain (Loss)    Stockholders'
                                            Retention Plan    On Securities      Equity
                                           -----------------  -------------   -------------
BALANCE, DECEMBER 31, 1994                                        ($1,265)         $44,840

Net Income                                                                           3,402

Cash Dividends Declared                                                               (509)

Common Stock Issued in Conversion                                                   66,483

Common Stock Releasaed by                                                              256
     ESOP Trust

Change in Unrealized Gain (Loss) on                                 1,616            1,616
     Securities Available for Sale

                                           ---------------    ------------    -------------

BALANCE, JUNE 30, 1995                                               $351         $116,088
                                           ===============    ============    =============



BALANCE, DECEMBER 31, 1995                                           $758         $119,677

Net Income                                                                           3,633

Cash Dividends Declared                                                             (1,095)

Common Stock Released by                                                               578
   ESOP Trust

Common Stock Acquired by                         ($4,687)                           (4,687)
     Management Recognition Plan Trust

Common Stock Earned by Participants                   31                                31
     of Management Recognition Plan

Change in Unrealized Gain (Loss) on                                  (592)            (592)
     Securities Available for Sale
                                           ---------------    ------------    -------------

BALANCE, JUNE 30, 1996                           ($4,656)            $166         $117,545
                                           ===============    ============    =============





            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                          For The Six Months Ended
                                                                                          June 30,       June 30,
                                                                                             1996           1995
                                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                             $      3,633   $      3,402

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
     Depreciation and Amortization                                                              551            487
     Provision for Loan Losses                                                                   17            206
     Compensation Earned on Shares Granted                                                       31              0
     Gain on Sale of Premises and Equipment                                                     (57)             0
     (Gain) Loss on Sale of Real Estate Owned                                                    16            (13)
     Amortization of Premium/Discount on Investments                                            242            186
     FHLB Stock Dividends                                                                      (114)          (114)
     Loans Originated for Resale                                                                  0              0
     Proceeds From Loans Sold to Others                                                           0              0
     Income Reinvested on Marketable Equity Security                                           (151)          (142)
     ESOP Contribution                                                                          574            256
     Net Change in Securities Classified as Trading                                          (2,291)             0
     Changes in Assets and Liabilities:
          Decrease (Increase) in Accrued Interest Receivable                                    250         (1,058)
          Decrease (Increase) in Other Assets and Other Liabilities                              76           (457)
                                                                                        ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     2,777          2,753
                                                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Maturities of Held to Maturity Securities                                  2,142            145
     Proceeds from Maturities of Available for Sale Securities                               23,625              0
     Purchases of Held to Maturity Securities                                                (1,576)             0
     Purchases of Available for Sale Securities                                              (2,995)       (37,820)
     Increase in Loans Receivable, Net                                                      (26,770)        (9,680)
     Proceeds from Sale of Premises and Equipment                                               128              2
     Purchases of Premises and Equipment                                                     (1,035)          (294)
     Proceeds from Disposition of Real Estate Owned                                              53            119
     Purchases of Mortgage-Backed Securities                                                      0         (9,109)
     Principal Collections on Mortgage-Backed Securities                                      4,219          1,746
     Cash Received in Excess of Purchase Price of Bank Subsidiary                             5,614              0
     Other Investing Activities                                                                 (75)             0
                                                                                        ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           3,330        (54,891)
                                                                                        ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Change in Demand, NOW, Money Market and Savings Deposit                              6,118        (13,092)
     Net Change in Time Deposits                                                              1,165          9,379
     Increase (Decrease) in Escrow Funds and Miscellaneous Deposits, Net                        (14)           167
     Proceeds From FHLB Advances                                                              8,195         45,846
     Principal Repayments of FHLB Advances                                                     (449)       (41,755)
     Proceeds from Issuance of Common Stock                                                       0         67,903
     Dividends Paid to Shareholders                                                          (1,056)             0
     Acquisition of Common Stock by Management Recognition Plan                              (4,687)             0
     Stock Conversion Costs Incurred                                                              0         (1,116)
                                                                                        ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     9,272         67,332
                                                                                        ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    15,379         15,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               51,742          9,686
                                                                                        ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $     67,121   $     24,880
                                                                                        ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
     Acquisition of Real Estate in Settlement of Loans                                 $        108   $         94

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
     Interest on Deposits and Borrowings                                               $     11,807   $      9,908
     Income Taxes                                                                      $      1,663   $      1,597


  THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for ISB Financial Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     BUSINESS

     The Company's principal business is conducted through it's wholly owned subsidiary, Iberia Savings Bank, which conducts business from its main office located in New Iberia, Louisiana and 17 full-service branch offices located in the cities of New Iberia, Lafayette, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City and Abbeville. During the quarter the Bank opened two branch offices in supermarkets in
     Lafayette, Louisiana.   The Bank's deposits are insured by the Savings
     Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").


     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)  LOANS RECEIVABLE

     Loans receivable (in thousands) at June 30, 1996 and December 31, 1995 consisted of the following:

                                                               June 30,              Dec. 31,
                                                                 1996                  1995
                                                              ----------            ----------
     Mortgage Loans:
           Single-family Residential                           $331,324              $318,705
           Multifamily                                            1,497                 1,506
           Commercial Real Estate                                19,134                14,486
           Construction                                          17,098                15,617
                                                              ----------            ----------
                 Total Mortgage Loans                           369,053               350,314
                                                              ----------            ----------
     Commercial Business Loans                                   24,706                11,055
                                                              ----------            ----------
     Consumer Loans:
            Home Equity                                         $22,931               $15,364
            Automobile                                           40,550                 6,492
            Mobile Home Loans                                     5,087                 6,077
            Educational Loans                                     9,331                 9,262
            Credit Card Loans                                     3,467                 3,836
            Loans on Savings                                      7,522                 7,481
            Other                                                 3,942                 4,960
                                                              ----------            ----------
                 Total Consumer Loans                            92,830                53,472
                                                              ----------            ----------
                 Total Loans Receivable                         486,589               414,841
                                                              ----------            ----------
     Less:
     Allowance for Loan Losses                                   (4,102)               (3,746)
     Loans-in-Process                                            (9,328)               (8,399)
     Unearned Discount                                               (1)                   (1)
     Deferred Loan Fees                                          (1,147)               (1,191)
     Discount on Loans Purchased                                 (1,691)               (1,962)
                                                              ----------            ----------
     Loans Receivable, Net                                     $470,320              $399,542
                                                              ==========            ==========


(3)  EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the conversion from mutual to stock form, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees of the Company and the Bank. The ESOP purchased 590,423 shares, or 8% of the total stock sold in the conversion, for $5,904,230, financed by a loan from the Company. The leveraged ESOP is accounted for in accordance with AICPA SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

     Compensation cost of the ESOP for the six months ended June 30, 1996 was $574,000 based on the release of 36,738 shares. At June 30, 1996, there were 56,469 allocated shares, 36,738 shares had been committed to be released, and 497,216 shares were held in suspense by the ESOP. The fair value of the unearned ESOP shares was approximately $7,334,000.

(4)  EARNINGS PER SHARE

     Earnings per share were based on 6,751,046 weighted average shares outstanding during the three month period ended June 30, 1996. The weighted average number of common shares outstanding excludes the weighted average unreleased shares owned by the ESOP of 506,344 for the three month period ended June 30, 1996. The weighted average number of common shares outstanding excludes the weighted average shares owned by the Management Recognition Plan and Trust of 123,281 for the three months ending June 30, 1996. Earnings per share for periods preceding the three months ended June 30, 1995 are not applicable, as the Bank's conversion from mutual-to-stock form and reorganization into a holding company format was not completed until April 6, 1995.


(5)  ROYAL BANKGROUP OF ACADIANA, INC. ACQUISITION

     After the close of business on May 3, 1996, the Company acquired, through a multi-step cash merger transaction, Royal Bankgroup of Acadiana, Inc. ("RBA") and its wholly owned subsidiary, Bank of Lafayette ("BOL"), a Louisiana chartered commercial bank with two offices in Lafayette, Louisiana. BOL has been merged with and into Iberia Savings Bank and RBA has been merged with and into the Company. The Company paid an aggregate of $9.1 million in merger consideration for the previously outstanding shares of common stock and options to acquire all of the outstanding common stock of RBA. As of May 3, 1996, RBA had $76.3 million in total assets, $63.5 million in total deposits and $44.1 million in loans outstanding. The two BOL offices continue to be operated as branch offices of Iberia Savings Bank. The transaction is accounted for as a purchase under generally accepted accounting principles and it resulted in $3.3 million of goodwill, which is to be amortized over 15 years, using the straight-line method. The revenues and expenses of RBA are included in these consolidated financial statements only from the date of the acquisition forward.


(6)  MANAGEMENT RECOGNITION AND RETENTION PLAN AND TRUST AND STOCK OPTION PLAN

     On May 24, 1996, the shareholders of the Company approved the Management Recognition and Retention Plan. The plan enables the Company to provide officers, key employees and directors with a proprietary interest in the Company as an incentive to contribute to its success. Pursuant to this plan, the Company acquired 295,226 shares, or 4%, of its outstanding common stock in an open market transaction. These shares are accounted for as unearned deferred compensation and will be vested over the next seven years.

     The shareholders also approved the Stock Option Plan on May 24, 1996. The plan is designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance The plan is also designed to retain qualified directors for the Company. Pursuant to this plan, the Company has reserved 738,067 shares for issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

     At June 30, 1996, the consolidated assets of the Company totalled $686.5 million, an increase of $77.7 million or 12.8% from December 31, 1995.

     Loans receivable, net, increased by $70.8 million, or 17.7%, to $470.3 million at June 30, 1996, compared to $399.5 million at December 31, 1995. The increase was primarily the result of $15.8 million of commercial business and real estate loans, $22.8 million of automobile loans, and $5.5 million of various other consumer loans acquired in the purchase of RBA and it's subsidiary, BOL. This acquisition together with loan originations during the period resulted in a $12.6 million, or 4.0%, increase in single-family residential loans, a $4.6 million, or 32.1%, increase in commercial real estate loans, a $1.5 million, or 9.5%, increase in construction loans, a $13.7 million, or 123.5%, increase in commercial business loans, a $7.6 million, or 49.3%, increase in home equity loans and a $34.1 million, or 524.6%, increase in automobile loans. Such increases were partially offset by a $990,000, or 16.3%, decrease in mobile home loans and a $1.0, or 20.5%, decrease in other consumer loans.

     The increase in loans receivable was funded primarily by the deposits acquired from BOL and by fixed-rate advances from the Federal Home Loan Bank ("FHLB") of Dallas.

     Interest bearing deposits at other institutions increased $12.8 million, or 27.6%, to $59.2 million at June 30, 1996, compared to $46.4 million at December 31, 1995. The increased level of interest bearing deposits will be used as part of the consideration for the Company's proposed cash acquisition of Jefferson Bancorp, Inc., the parent holding company of Jefferson Federal Savings Bank, Gretna, Louisiana, which acquisition is expected to be consumated in the fourth quarter of 1996. This increase was funded primarily by maturities of investment securities.

     The Company's investment securities available for sale decreased $21.5 million, or 25.0%, to $64.5 million at June 30, 1996, compared to $86.1 million at December 31, 1995. Such decrease was due primarily to the maturity or redemption of $25.6 million of investment securities together with a $897,000 decrease in the market value of such securities which was partially offset by the purchase of $3.0 million of investment securities and $2.0 million of investment securities acquired from BOL.

     Mortgage-backed securities increased $42,000 from December 31, 1995 to June 30, 1996. Such increase was the result of $4.4 million of mortgage-backed securities acquired from the Bank of Lafayette partially offset by $4.3 million of principal repayments on such mortgage-backed securities.

     Deposits increased $70.7 million, or 15.9%, to $515,309 million at June 30, 1996, compared to $444.6 million at December 31, 1995. Such increase was due to $63.5 million of deposits acquired from BOL and $7.8 million of interest credited, which was partially offset by $603,000 in net deposit withdrawals.

     Advances from the FHLB of Dallas increased $7.7 million, or 19.1%, to $48.2 million at June 30, 1996, compared to $40.5 million at December 31, 1995. The advances are fixed-rate and long term and are used to fund additional originations of fixed-rate, long term single-family residential loans.

     Total stockholders' equity decreased $2.1 million, or 1.8%, to $117.5 million at June 30, 1996, compared to $119.7 at December 31, 1995. The decrease was the result of the declaration of cash dividends on common stock of $1.1 million, a $592,000, after deferred taxes, decrease in net unrealized gains on securities available for sale and $4.7 million of common stock acquired by the Management Recognition and Retention Plan and Trust, which was partially offset by the Company's net income of $3.6 million and $578,000 of common stock released by the ESOP.


RESULTS OF OPERATIONS

     The Company reported net income of $1.9 million for the three months ended June 30, 1996, virtually unchanged from the the $1.9 million earned during the three month period ended June 30, 1995. The Company's net interest income increased by $638,000 and total noninterest income increased by $151,000 during the three months ended June 30, 1996 compared to the second quarter of 1995. Such increases were offset by a $946,000 increase in noninterest expense in the three months ended June 30, 1996 compared to the same period in 1995, primarily as a result of increases in salaries and benefits and Louisiana shares and franchise tax, which is imposed only for periods subsequent to the Bank's mutual-to-stock conversion.

     For the six months ended June 30, 1996 the Company earned $3.6 million compared to $3.4 million for the same period of 1995. The $231,000, or 6.8%, increase in net income was the result primarily of a $1.6 million, or 15.5%, increase in net interest income, a $371,000, or 26.2%, increase in noninterest income and a $189,000, or 91.7%, decrease in provision for loan losses which was partially offset by a $1.7 million, or 27.6%, increase in noninterest expenses and a $223,000, or 12.2%, increase in income tax expense.

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


                                                                  T h r e e   M o n t h s   E n d e d   J u n e  3 0,
                                                          -----------------------------------------------------------------------
                                                                        1996                               1995
                                                          -------------------------------    ------------------------------------
                                            Yield/Cost                           Average                               Average
                                            at June 30,    Average                Yield/     Average                   Yield/
                                              1996         Balance    Interest   Cost(1)     Balance     Interest      Cost(1)
                                            ----------    ---------  ---------- ---------   ---------   ----------    --------
                                                                              (Dollars in Thousands)
Interest-earning assets:
 Loans receivable:
  Mortgage loans                                7.86 %     $348,870      $7,200     8.26 %    $316,250      $6,622         8.38 %
  Commercial business loans                     9.30         22,194         511     9.21         7,772         182         9.37
  Consumer and other loans                      9.47         74,000       1,940    10.49        51,830       1,304        10.06
                                                             ------       -----                 ------       -----
      Total Loans                               8.07        445,064       9,651     8.67       375,852       8,108         8.63
Mortgage-backed securities                      6.14         51,908         772     5.95        46,190         815         7.06
Investment securities                           6.05         67,090         987     5.88        80,385       1,236         6.15
Other earning assets                            5.34         71,232         939     5.27        21,979         457         8.32
                                                             ------         ---                 ------         ---
     Total interest-earning assets              7.46        635,294      12,349     7.78       524,406      10,616         8.10
                                                                         ------                             ------
Non-interest-earning assets                                  33,925                             27,057
                                                             ------                             ------
     Total assets                                          $669,219                           $551,463
                                                           ========                           ========
Interest-bearing liabilities:
 Deposits:
  Demand deposits                               1.96        $98,403         491     2.00       $69,414         430         2.48
  Passbook savings deposits                     2.67         58,403         402     2.75        52,062         457         3.51
  Certificates of deposits                      5.48        334,927       4,588     5.48       311,477       4,245         5.45
                                                            -------       -----                -------       -----
     Total deposits                             4.39        491,733       5,481     4.46       432,953       5,132         4.74
Borrowings                                      6.54         48,392         787     6.51         2,400          41         6.83
                                                             ------         ---                  -----          --
     Total interest-bearing liabilities         4.58        540,125       6,268     4.64       435,353       5,173         4.75
                                                                          -----                              -----
Non-interest bearing liabilities                              6,441                              6,429
                                                              -----                              -----
     Total liabilities                                      546,566                            441,782
Stockholders' Equity                                        122,653                            109,681
                                                            -------                            -------
     Total liabilities and
       stockholders' equity                                $669,219                           $551,463
                                                           ========                           ========
Net interest-earning assets                                 $95,169                            $89,053
                                                            =======                            =======
Net interest income/interest rate
 spread                                         2.88%                    $6,081     3.13 %                  $5,443         3.34 %
                                                =====                    ======     ====                    ======         ====
Net interest margin                                                                 3.83 %                                 4.15 %
                                                                                    ====                                   ====
Ratio of average interest-
 earning assets to average
  interest-bearing liabilities                               117.62%                            120.46%
                                                             =======                            =======

                                                           S i x   M o n t h s   E n d e d   J u n e  3 0,
                                              -----------------------------------------------------------------------
                                                              1996                                 1995
                                              -------------------------------------  --------------------------------
                                                                         Average                            Average
                                               Average                   Yield/       Average               Yield/
                                               Balance     Interest      Cost(1)      Balance    Interest   Cost(1)
                                               -------     --------      -------      -------    --------   -------
                                                                        (Dollars in Thousands)
Interest-earning assets:
 Loans receivable:
  Mortgage loans                               $344,465       $14,133        8.21 %   $315,459    $13,161      8.34 %
  Commercial business loans                      16,847           825        9.79        6,903        326      9.45
  Consumer and other loans                       63,124         3,235       10.25       51,700      2,614     10.11
                                                 ------         -----                   ------      -----
      Total Loans                               424,436        18,193        8.57      374,062     16,101      8.61
Mortgage-backed securities                       51,291         1,609        6.27       42,859      1,363      6.36
Investment securities                            72,262         2,212        6.12       64,509      1,959      6.07
Other earning assets                             65,591         1,740        5.31       15,028        607      8.08
                                                 ------         -----                   ------        ---
     Total interest-earning assets              613,580        23,754        7.74      496,458     20,030      8.07
                                                               ------                              ------
Non-interest-earning assets                      30,348                                 26,930
                                                 ------                                 ------
     Total assets                              $643,928                               $523,388
                                               ========                               ========

Interest-bearing liabilities:
 Deposits:
  Demand deposits                               $86,767           908        2.09      $70,928        881      2.48
  Passbook savings deposits                      54,500           749        2.75       57,243        827      2.89
  Certificates of deposits                      327,871         8,983        5.48      309,192      8,218      5.32
                                                -------         -----                  -------      -----
     Total deposits                             469,138        10,640        4.54      437,363      9,926      4.54
Borrowings                                       47,185         1,540        6.53        2,573         80      6.22
                                                 ------         -----                    -----         --
     Total interest-bearing liabilities         516,323        12,180        4.72      439,936     10,006      4.55
                                                               ------                              ------
Non-interest bearing liabilities                  5,970                                  5,445
                                                  -----                                  -----
     Total liabilities                          522,293                                445,381
Stockholders' Equity                            121,635                                 78,007
                                                -------                                 ------
     Total liabilities and
       stockholders' equity                    $643,928                               $523,388
                                               ========                               ========
Net interest-earning assets                     $97,257                                $56,522
                                                =======                                =======
Net interest income/interest rate
 spread                                                       $11,574        3.02 %               $10,024      3.52 %
                                                              =======        ====                 =======      ====
Net interest margin                                                          3.77 %                            4.04 %
                                                                             ====                              ====
Ratio of average interest-
 earning assets to average
  interest-bearing liabilities                   118.84%                                112.85%
                                                 =======                                =======

- ------------------------------
(1)  Annualized.

     NET INTEREST INCOME

     Net interest income increased $638,000, or 11.7%, to $6.1 million in the three months ended June 30, 1996, compared to $5.4 million in the three months ended June 30, 1995. The increase was due to a $1.7 million, or 16.3%, increase in interest income, which was partially offset by a $1.1 million, or 21.2%, increase in interest expense. The increase in interest income was the result of a $110.9 million, or 21.1%, increase in the average balance of interest-earning assets, due in part to $63.2 million in aggregate interest-earning assets acquired from RBA, which was partially offset by a 32 basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $104.8 million, or 24.1%, increase in the average balance of interest-bearing liabilities which was partially offset by a 11 basis point decrease in the cost thereon. The Company's interest rate spread (the difference between the weighted average yield on interest- earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.13% and 3.83%, respectively, during the three months ended June 30, 1996, compared to 3.34% and 4.15%, respectively, for the comparable period in 1995.

     For the six month period ending June 30, 1996, net interest income increased $1.6 million, or 15.5%, to $11.6 million compared to $10.0 million for the same period in 1995. The increase was due to a $3.7 million, or 18.6%, increase in interest income, which was partially offset by a $2.2 million, or 21.7%, increase in interest expense. The increase in interest income was the result of a $117.1 million, or 23.6%, increase in the average balace of interest-earning assets which was partially offset by a 33 basis point decrease in the yield thereon. The increase in interest expense was the result of a $76.4 million, or 17.4%, increase in the average balance of interest-bearing liabilities together with a 17 basis point increase in the cost thereon. The Company's interest rate spread and net interest margin amounted to 3.02% and 3.77%, respectively, during the six months ended June 30, 1996, compared to 3.52% and 4.04%, respectively, for the comparable period in 1995.


     INTEREST INCOME

     The Company's total interest income was $12.3 million for the three months ended June 30, 1996, compared to $10.6 million for the three months ended June 30, 1995. The reasons for the $1.7 million, or 16.3%, increase in interest income were a $1.5 million, or 19.0%, increase in interest income from loans and a $482,000, or 105.5%, increase in interest income from other earning assets, primarily interest-earning deposits held at other institutions, which was partially offset by a $43,000, or 5.3%, decrease in interest income from mortgage-backed securities and a $249,000, or 20.1%, decrease in interest income from investment securities. The increase in interest income from loans was the result of a $69.2 million, or 18.4%, increase in the average balance of loans, together with a 4 basis point increase in the average yield earned thereon. The increase in interest income from other earning assets was the result of a $49.3 million, or 224.1%, increase in the average balance of other earning assets which was partially offset by a 305 basis point decrease in the yield thereon. The decrease in interest income on mortgage-backed securities was the result of a 111 basis point decrease in the yield earned thereon, which was partially offset by a $5.7 million, or 12.4%, increase in the average balance of mortgage-backed securities. The decrease in interest income from investment securities was the result of a $13.3 million, or 16.5%, decrease in the average balance of investment securities together with a 27 basis point decrease in the yield thereon.

     For the six months ended June 30, 1996, total interest income was $23.8 million compared to $20.0 million for the same period in 1995. The reasons for the $3.7 million, or 18.6%, increase in interest income were a $2.1 million, or 13.0%, increase in interest income from loans, a $246,000, or 18.0%, increase in interest income from mortgage-backed securities, a $253,000, or 12.9%, increase in interest income from investment securities and a $1.1 million, or 186.7%, increase in interest income from other earning assets. The increase in interest income from loans was the result of a $50.4 million, or 13.5%, increase in the average balance of loans, which was partially offset by a 4 basis point decrease in the yield thereon. The increase in interest income from mortgage-backed securities was the result of $8.4 million, or 19.7%, increase in the average balance of mortgage-backed securities, which was partially offset by a 9 basis point decrease in the yield earned thereon. The increase in interest income from investment securities was the result of a $7.8 million, or 12.0%, increase in the average balance of investment securities together with a 5 basis point increase in the yield thereon. The increase in interest income from other earning assets was the result of a $50.6 million, or 336.5%, increase in the average balance of other earning assets, which was partially offset by a 277 basis point decrease in the yield earned thereon.


     INTEREST EXPENSE

     The Company's total interest expense was $6.3 million during the three months ended June 30, 1996, compared to $5.2 million for the three months ended June 30, 1995. The primary reasons for the $1.1 million, or 21.2%, increase in interest expense was a $349,000, or 6.8%, increase in interest expense on deposits due to a $58.8 million, or 13.6%, increase in the average balance of deposits, which was partially offset by a 28 basis point decrease in the average cost thereof and a $746,000, or 1,819.5%, increase in interest expense paid on advances from the FHLB due to a $46.0 million, or 1,916.3%, increase in the average balance of advances from the FHLB which was partially offset by a 11 basis point decrease in the cost thereof. The decrease in the average cost of deposits reflects primarily the effects of the lower cost deposits acquired from the Bank of Lafayette. The borrowings from the FHLB are used to fund fixed-rate, long term single-family residential loans.

     For the six months ended June 30, 1996, the company's total interest expense was $12.2 million, compared to $10.0 million for the same period in 1995. The primary reasons for the $2.2 million, or 21.7%, increase in interest expense was a $714,000, or 7.2%, increase in interest expense on deposits due to a $31.8 million, or 7.3%, increase in the average balance of deposits, while the cost thereof remained unchanged, and a $1.5 million, or 1,825.0%, increase in interest expense on borrowings due to a $44.6 million, or 1,733.9%, increase in the average balance of borrowings together with a 31 basis point increase in the cost thereof.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $9,000 in the three months ended June 30, 1996 as compared to $133,000 for the same period in 1995. The decrease was primarily due to management's assessment of the amount of provisions necessary to maintain a sufficient level of loan loss reserves. Loan loss reserve adjustments required pre-closing of BOL by the Company resulted in $542,000 of additional loan loss reserves being added to the
     Company's loan loss reserves.   As of June 30, 1996, the ratio of the
     Company's allowance for loan losses to non-performing loans was 219.1% and the ratio of the allowance for loan losses to net loans was .87%.


     NONINTEREST INCOME

     Noninterest income increased $151,000, or 19.0%, in the three months ended June 30, 1996 to $944,000, compared to $793,000 for the three months ended June 30, 1995. Such increase was due primarily to a $89,000, or 66.4%, increase in late charges and other fees on loans and a $58,000, or 36.5%, increase in other income due primarily to gains on the sale of certain assets owned by the Bank's subsidiary company.

     For the six months ended June 30, 1996, noninterest income increased $371,000, or 26.2%, to $1.8 million, compared to $1.4 million for the same period in 1995. Such increase was due primarily to a $114,000, or 40.9%, increase in late charges and other fees on loans and a $226,000, or 101.3%, increase in other income.


     NONINTEREST EXPENSE

     Noninterest expense increased $946,000, or 29.9%, in the three months ended June 30, 1996 to $4.1 million, compared to $3.2 million in the three months ended June 30, 1995. Such increase was due primarily to a $470,000, or 29.9%, increase in salaries and employee benefits due primarily to shares released to employees from the ESOP and salaries and benefits associated with the additional personnel needed to staff the two branch offices acquired from the Bank of Lafayette and the two new branches opened in supermarkets during the quarter and a $223,000 increase in Louisiana Shares Tax, which is assessed only on stock-form institutions beginning in the year following the issuance of stock, and Louisiana Franchise Tax, which was nominal in 1995 because the parent company's assets at the beginning of 1995 were zero. Other noninterest expense increased $167,000, or 22.2%, primarily due to increases associated with the two branch offices acquired from BOL and the two new branch offices opened in supermarkets.

     For the six months ended June 30, 1996, noninterest expense increased $1.7 million, or 27.6%, to $7.7 million compared to $6.0 million for the same period in 1995. Such increase was primarily due to a $838,000, or 28.7%, increase in salaries and employee benefits, a $447,000 increase in Louisiana Shares Tax and Louisiana Franchise Tax and a $236,000, or 16.1%, increase in other noninterest expense.

     INCOME TAX EXPENSE

     Income tax expense decreased $19,000, or 1.8%, in the three months ended June 30, 1996 to $1.1 million, compared to $1.1 million for the three months ended June 30, 1995. The decrease in income tax expense reflects a decrease in income before income taxes.

     For the six months ended June 30, 1996, income tax expense increased $223,000, or 12.2%, to $2.1 million compared to $1.8 million for the same period in 1995. The increase in income tax expense reflects an increase in income before income taxes and an increase in the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At June 30, 1996, the Company had $48.2 million in outstanding advances from the Federal Home Loan Bank of Dallas.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products.
     The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $22.0 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $30.4 million. Certificates of deposit scheduled to mature in six months or less at June 30, 1996 totalled $141.5 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Company has signed a definitive agreement to acquire Jefferson Bancorp, Inc. for $51.2 million in cash, which acquisition is expected to be consumated in the fourth quarter of 1996. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

     At June 30, 1996, the Company and the Bank had regulatory capital which was well in excess of regulatory limits. The current requirements and the Bank's actual levels as of June 30, 1996 are detailed below (dollars in thousands):

                                  Required Capital             Actual Capital               Excess Capital
                                --------------------       ----------------------        ----------------------
                                Amount       Percent       Amount         Percent        Amount         Percent
                                ------       -------       ------         -------        ------         -------
     Tier 1 Leverage            $19,643       3.00%        $80,326         12.27%        $60,683          9.27%

     Tier 1 Risk- Based         $13,940       4.00%        $80,326         23.05%        $66,386         19.05%

     Total Risk-Based           $27,880       8.00%        $84,428         24.23%        $56,548         16.23%


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

     The underfunded status of the SAIF has resulted in the introduction in the U.S. Congress of various bills intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. The Congress had been actively considering legislation which would require savings institutions like the Bank to pay a one-time charge of $0.85 to $0.95 for ever $100 of insured deposits to recapitalize the depleted SAIF. Based on total insured deposits of $440.5 million at March 31, 1995, which is the anticipated measurement date for deposits, the Bank would incur a one-time charge of between $3.7 million and $4.2 million on a pre-tax basis ($2.5 million to $2.8 million after tax). Management does not believe that this one-time charge to the Bank, if incurred, will have a material impact on the Bank's overall financial condition.

     The proposed legislation also contemplated the merger of the BIF and the SAIF following the recapitalization of the SAIF. Thereafter, federal deposit insurance premiums would be assessed similarly for all FDIC insured institutions. The above described legislation had been, for some time, included as part of a fiscal 1996 budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. The Bank cannot presently predict with any degree of certainty what form the legislation will ultimately take, nor when or whether it may be enacted.


RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this Statement had been adopted. The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995.

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


                                            ISB FINANCIAL CORPORATION


Date:    August 9, 1996              By:   /s/  LARREY G. MOUTON
                                           ------------------------------------
                                           Larrey G. Mouton, President and
                                              Chief Executive Officer


Date:    August 9, 1996              By:   /s/  WILLIAM M. LAHASKY
                                           ------------------------------------
                                           William M. Lahasky, Vice President
                                              and Chief Financial Officer