Form 10-Q
period 1996-09-30
ISB FINANCIAL CORP/LA
filed 1996-11-14
CIK 933141

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                              OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                   Commission File Number 0-25756



                      ISB Financial Corporation
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Louisiana                         72-1280718
   --------------------------------          --------------------
     (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)         Identification Number)

    1101 East Admiral Doyle Drive
        New Iberia, Louisiana                       70560
   ---------------------------------           --------------
 (Address of principal executive office)         (Zip Code)


                           (318) 365-2361
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___ No_____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  As of November 8, 1996, 7,051,260 shares of the Registrant's common stock were issued and outstanding. Of that total, 590,423 shares are held by the Registrant's Employee Stock Ownership Plan, of which 479,100 shares were not committed to be released.

             ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS

                                                            PAGE
                                                            ----
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Statements of Financial Condition
         (As of September 30, 1996 and December 31, 1995)      3

        Consolidated Statements of Income (For the three
         months and nine months ended September 30, 1996
         and 1995)                                             4

        Consolidated Statements of Stockholders' Equity
         (For the nine months ended September 30, 1996
         and 1995)                                             5

        Consolidated Statements of Cash Flows (For the
         nine months ended September 30, 1996 and 1995)        6

        Notes to Consolidated Financial Statements             7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations         11


PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                     19
Item 2. Changes in Securities                                 19
Item 3. Defaults Upon Senior Securities                       19
Item 4. Submission of Matters to a Vote of Security Holders   19
Item 5. Other Information                                     19
Item 6. Exhibits and Reports on Form 8-K                      19

SIGNATURES                                                    20

                  ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                            (Dollars in Thousands)

                                            ASSETS


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1996            1995
                                                                    -------------    ------------
Cash and Cash Equivalents:
   Cash on Hand and Due from Banks                                        $8,489           $5,313
   Interest Bearing Deposits                                              41,733           46,429
Investment Securities:
   Held to Maturity (market value of $2,218 and $784,                      2,215              784
   respectively)
   Available for Sale, at market value                                    60,177           86,058
   Trading Account Securities, at market value                             2,722              389
Mortgage-Backed Securities Held to Maturity (market                       50,287           51,646
   value of $51,512 and $49,506, respectively)
Loans Receivable, Net                                                    490,738          399,542
Real Estate Owned                                                            938              561
Premises and Equipment, Net                                               12,361            9,440
Federal Home Loan Bank Stock, at Cost                                      4,116            3,739
Accrued Interest Receivable, Net                                           4,349            4,153
Other Assets                                                               7,702              776
                                                                        --------         --------
TOTAL ASSETS                                                            $685,827         $608,830
                                                                        --------         --------
                                                                        --------         --------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                $517,146         $444,600
Federal Home Loan Bank Advances                                           47,995           40,490
Accrued Interest Payable on Deposits                                         708              315
Advance Payments by Borrowers for Taxes and Insurance                      1,303            1,239
Other Liabilities                                                          6,361            2,509
                                                                        --------         --------
TOTAL LIABILITIES                                                        573,513          489,153
                                                                        --------         --------
STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized                   0                0
  -0- shares issued or outstanding
Common Stock of $1.00 par value, authorized 25,000,000                     7,381            7,381
  shares, issued and outstanding 7,380,671 shares
Paid in Capital                                                           65,600           65,293
Retained Earnings                                                         53,333           51,584
Unearned Common Stock Held by ESOP                                        (4,791)          (5,339)
Unearned Common Stock Held by MRP Trust                                   (4,564)               0
Treasury Stock                                                            (4,859)               0
Net Unrealized Gain on Securities                                            214              758
                                                                        --------         --------
TOTAL STOCKHOLDERS' EQUITY                                               112,314          119,677
                                                                        --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $685,827         $608,830
                                                                        --------         --------
                                                                        --------         --------

                       See Notes to Unaudited Consolidated Financial Statements

                 ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)


                                          FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                          ---------------------      --------------------
                                           1996           1995        1996          1995
                                          -----           ----        ----          ----
INTEREST INCOME:
 Loans                                     $10,394         $8,219    $28,587       $24,320
 Investment Securities Available for Sale      972          1,344      3,149         3,274
 Investment Securities Held to Maturity         27             10         62            39
 Mortgage-Backed Securities Held to Maturity   831            737      2,440         2,100
 Interest-Bearing Deposits                     694            501      2,434         1,108
                                           -------         ------     ------       -------
Total Interest Income                       12,918         10,811     36,672        30,841
                                           -------         ------     ------       -------
INTEREST EXPENSE:
 Deposits                                    5,746          5,086     16,386        15,012
 Federal Home Loan Bank Advances               791            372      2,331           452
                                           -------         ------     ------       -------
Total Interest Expense                       6,537          5,458     18,717        15,464
                                           -------         ------     ------       -------
Net Interest Income                          6,381          5,353     17,955        15,377

Provision for Loan Losses                       27             22         44           228
                                           -------         ------     ------       -------
Net Interest Income After Provision for
 Loan Losses                                 6,354          5,331     17,911        15,149
                                           -------         ------     ------       -------
NONINTEREST INCOME:
 Service Charges on Deposit Accounts           505            408      1,336         1,127
 Late Charges and Other Fees on Loans          149            134        542           494
 Dividends on FHLB Stock                        60             59        174           173
 Other Income                                  191            163        640           386
                                           -------         ------     ------       -------
Total Noninterest Income                       905            764      2,692         2,180
                                           -------         ------     ------       -------
NONINTEREST EXPENSE:
 Salaries and Employee Benefits              2,113          1,653      5,870         4,572
 SAIF Deposit Insurance Premium              3,153            253      3,661           751
 Depreciation Expense                          262            197        708           573
 Occupancy Expense                             336            159        825           653
 Computer Expense                              156            123        438           378
 Net Costs (Income) of Other Real Estate        13            (19)        38           (27)
 Louisiana Shares and Franchise Tax            224              0        671             0
 Other                                       1,218            829      2,924         2,299
                                           -------         ------     ------       -------
Total Noninterest Expense                    7,475          3,195     15,135         9,199
                                           -------         ------     ------       -------
Income (Loss) Before Income Taxes             (216)         2,900      5,468         8,130

Income Taxes (benefit)                         (23)         1,009      2,028         2,837
                                           -------         ------     ------       -------
NET INCOME (LOSS)                            ($193)        $1,891     $3,440        $5,293
                                           -------         ------     ------       -------
                                           -------         ------     ------       -------
NET INCOME (LOSS) PER COMMON SHARE          ($0.03)         $0.28      $0.50          N/A
                                           -------         ------     ------       -------
                                           -------         ------     ------       -------
WEIGHTED AVERAGE SHARES OUTSTANDING      6,346,648      6,818,363  6,649,352          N/A
                                           -------         ------     ------       -------
                                           -------         ------     ------       -------


             See Notes to Unaudited Consolidated Financial Statements

                    ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (Unaudited)
                            (Dollars in Thousands)


                                                              Unearned   Unearned Common
                                                              Common     Stock Acquired By             Net
                                                              Stock      Management                    Unrealized     Total
                                Common   Paid In   Retained   Acquired   Recognition and    Treasury   Gain (Loss)    Stockholders'
                                Stock    Capital   Earnings   By ESOP    Retention Plan     Stock      On Securities  Equity
                             ---------- --------- ---------  ---------- ------------------- --------  -------------- --------------
Balance, December 31, 1994                          $46,105                                                ($1,265)       $44,840

Net Income                                            5,293                                                                 5,293

Cash Dividends Declared                              (1,019)                                                               (1,019)

Common Stock Issued in
 Conversion                     $7,381   $65,006               ($5,904)                                                    66,483

Common Stock Released by
 ESOP Trust                                  172                   376                                                        548

Charge in Unrealized Gain
 (Loss) on Securities
 Available for Sale                                                                                          1,577          1,577
                             ---------- --------- ---------  ---------- ------------------- --------  -------------- --------------
Balance, September 30, 1995      $7,381  $65,178    $50,379    ($5,528)                 $0        $0          $312       $117,722
                             ---------- --------- ---------  ---------- ------------------- --------  -------------- --------------
                             ---------- --------- ---------  ---------- ------------------- --------  -------------- --------------

Balance, December 31, 1995       $7,381  $65,293    $51,584    ($5,339)                 $0        $0          $758       $119,677

Net Income                                            3,440                                                                 3,440
Cash Dividends Declared                              (1,691)                                                               (1,691)
Common Stock Released by
 ESOP Trust                                 307                    548                                                        855
Common Stock Acquired by
 Management Recognition Plan
 Trust                                                                             ($4,687)                                 (4,687)
Common Stock Earned by
 Participants of Management
 Recognition Plan                                                                      123                                     123
Treasury Stock Acquired                                                                       (4,859)                       (4,859)
Change in Unrealized Gain (Loss)
 on  Securities Available for
 Sale                                                                                                         (544)           (544)
                             ---------- --------- ---------  ---------- ------------------- --------  -------------- --------------
Balance, September 30, 1996      $7,381  $65,600    $53,333    ($4,791)            ($4,564)  ($4,859)         $214        $112,314
                             ---------- --------- ---------  ---------- ------------------- --------  -------------- --------------
                             ---------- --------- ---------  ---------- ------------------- --------  -------------- --------------

               ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)



                                             FOR THE NINE MONTHS ENDED
                                         ---------------------------------
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                             1996                1995
                                         ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $ 3,441              $ 5,293

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating
 Activities:
  Depreciation and Amortization                903                  738
  Provision for Loan Losses                     44                  228
  Compensation Expense Recognized on
   Management Recognition Plan                 123                    0
  Gain on Sale of Premises and Equipment       (81)                 (16)
  (Gain) Loss on Sale of Real Estate Owned      31                  (34)
  Write Down of Real Estate Owned to
   Market Value                                  6                    0
  Amortization of Premium/Discount on
   Investments                                 296                  294
  Current Provision for Deferred Income Taxes    0                  250
  FHLB Stock Dividends                        (174)                (173)
  Loans Originated for Resale               (1,915)                   0
  Proceeds From Loans Sold to Others         1,927                    0
  Income Reinvested on Marketable Equity
   Security                                   (228)                 (219)
  ESOP Contribution                            847                   550
  Net Change in Securities Classified
   as Trading                               (2,332)                    0
  Changes in Assets and Liabilities:
   Decrease (Increase) in Accrued
    Interest Receivable                        179                  (834)
   Decrease (Increase) in Other Assets
    and Other Liabilities                    1,454                  (515)
                                           -------                 -------
NET CASH PROVIDED BY OPERATING ACTIVITIES    4,521                 5,562
                                           -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Maturities of Held to
   Maturity Securities                       2,142                   145
  Proceeds from Maturities of Available
   for Sale Securities                      28,125                     0
  Purchases of Held to Maturity Securities  (1,576)                    0
  Purchases of Available for Sale
   Securities                               (2,995)              (37,820)
  Increase in Loans Receivable, Net        (47,319)              (20,707)
  Proceeds from Sale of Premises and
   Equipment                                   180                    65
  Purchases of Premises and Equipment       (1,313)                 (450)
  Proceeds from Disposition of Real
   Estate Owned                                253                   184
  Purchases of Mortgage-Backed Securities        0                (9,109)
  Principal Collections on Mortgage-Backed
   Securities                                5,575                 2,928
  Cash Received in Excess of Purchase
   Price of Bank Subsidiary                  5,605                     0
  Other Investing Activities                  (165)                    0
                                           -------                 -------
NET CASH USED IN INVESTING ACTIVITIES      (11,488)               (64,764)
                                           -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Change in Demand, NOW, Money Market
   and Savings Deposit                         638                 (15,757)
  Net Change in Time Deposits                8,482                  17,960
  Increase (Decrease) in Escrow Funds
   and Miscellaneous Deposits, Net             (28)                    219
  Proceeds From FHLB Advances                8,195                  67,311
  Principal Repayments of FHLB Advances       (690)                (41,836)
  Proceeds from Issuance of Common Stock         0                  67,903
  Dividends Paid to Shareholders            (1,604)                   (510)
  Acquisition of Common Stock by
   Management Recognition Plan              (4,687)                      0
  Purchase of Treasury Stock                (4,859)                      0
  Stock Conversion Costs Incurred                0                  (1,116)
                                           -------                 -------
NET CASH PROVIDED BY FINANCING ACTIVITIES    5,447                  94,174
                                           -------                 -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                (1,520)                 34,972
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                       51,742                   9,686
                                           -------                 -------
CASH AND CASH EQUIVALENTS AT END OF YEAR  $ 50,222                $ 44,658
                                           -------                 -------
                                           -------                 -------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Acquisition of Real Estate in Settlement
   of Loans                                  $ 213                   $ 183

SUPPLEMENTAL DISCLOSURES:
 Cash Paid For:
  Interest on Deposits and Borrowings      $ 18,324                $ 15,224
  Income Taxes                             $  2,818                $  2,552


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

(2) LOANS RECEIVABLE

    Loans receivable (in thousands) at September 30, 1996 and December 31, 1995 consisted of the following:



                                           SEPT. 30,     DEC. 31,
                                             1996          1995
                                           ---------     --------
    Mortgage Loans:
       Single-family Residential            $331,895      $318,705
       Multifamily                             2,025         1,506
       Commercial Real Estate                 21,377        14,486
       Construction                           15,429        15,617
                                            --------      --------
             Total Mortgage Loans            370,726       350,314
                                            --------      --------
    Commercial Business Loans                 32,226        11,055
                                            --------      --------
    Consumer Loans:
        Home Equity                          $23,158       $15,364
        Automobile                            49,880         6,492
        Mobile Home Loans                      4,583         6,077
        Educational Loans                      9,641         9,262
        Credit Card Loans                      3,725         3,836
        Loans on Savings                       7,722         7,481
        Other                                  3,613         4,960
                                            --------      --------
             Total Consumer Loans            102,322        53,472
                                            --------      --------
             Total Loans Receivable          505,274       414,841
                                            --------      --------
    Less:
    Allowance for Loan Losses                 (4,060)       (3,746)
    Loans-in-Process                          (7,845)       (8,399)
    Unearned Discount                             (1)           (1)
    Deferred Loan Fees                        (1,057)       (1,191)
    Discount on Loans Purchased               (1,573)       (1,962)
                                            --------      --------
    Loans Receivable, Net                   $490,738      $399,542
                                            --------      --------
                                            --------      --------


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

    Compensation cost of the ESOP for the nine months ended September 30, 1996 was $847,000 based on the release of 54,854 shares. At September 30, 1996, there were 56,469 allocated shares, 54,854 shares had been committed to be released, and 479,100 shares were held in suspense by the ESOP. The fair value of the unearned ESOP shares was approximately $7,426,000.

(4) EARNINGS PER SHARE

    Earnings per share were based on 6,346,648 weighted average shares outstanding during the three month period ended September 30, 1996. The weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 488,158 for the three month period ended September 30, 1996; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 295,226 for the three months ending September 30, 1996 and (c) the weighted average shares purchased in Treasury Stock of 250,639. Earnings per share for periods preceding the three months ended June 30, 1995 are not applicable, as the Bank's conversion from mutual-to-stock form and reorganization into a holding company format was not completed until April 6, 1995.

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

(6) MANAGEMENT RECOGNITION AND RETENTION PLAN AND TRUST AND STOCK OPTION PLAN

    On May 24, 1996, the shareholders of the Company approved the Management Recognition and Retention Plan. The plan enables the Company to provide officers, key employees and directors with a proprietary interest in the Company as an incentive to contribute to its success. Pursuant to this plan, the Company acquired 295,226 shares, or 4%, of its outstanding common stock in an open market transaction. These shares are accounted for as unearned deferred compensation and shares granted will be amortized as compensation expense over the vesting period.

    In May 1996, 168,864 shares were granted and those shares will vest over seven years.

    The shareholders also approved the Stock Option Plan on May 24, 1996. The plan is designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. The plan is also designed to retain qualified directors for the Company. Pursuant to this plan, the Company has reserved 738,067 shares for issuance. In May 1996, 618,125 options were granted, and those options will vest over seven years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

    At September 30, 1996, the consolidated assets of the Company totalled $685.8 million, an increase of $77.0 million or 12.6% from December 31, 1995.

    Loans receivable, net, increased by $91.2 million, or 22.8%, to $490.7 million at September 30, 1996, compared to $399.5 million at December 31, 1995. The increase was the result of $15.8 million of commercial business and real estate loans, $22.8 million of automobile loans, and $5.5 million of various other consumer loans acquired in the purchase of RBA and it's subsidiary, BOL, together with loan originations during the period. This resulted in a $13.2 million, or 4.1%, increase in single-family residential loans, a $6.9 million, or 47.6%, increase in commercial real estate loans, a $21.2 million, or 191.5%, increase in commercial business loans, a $7.8 million, or 50.7%, increase in home equity loans and a $43.4 million, or 668.3%, increase in automobile loans. Such increases were partially offset by a $1.5 million, or 24.6%, decrease in mobile home loans and a $1.3 million, or 27.2%, decrease in other consumer loans.

    The increase in loans receivable was funded primarily by the deposits acquired from RBA, by the decrease in investment securities available for sale, the decrease in interest bearing deposits at other institutions and by fixed-rate advances from the Federal Home Loan Bank ("FHLB") of Dallas.

    Interest bearing deposits at other institutions decreased $4.7 million, or 10.1%, to $41.7 million at September 30, 1996, compared to $46.4 million at December 31, 1995.

    The Company's investment securities available for sale decreased $25.9 million, or 30.1%, to $60.2 million at September 30, 1996, compared to $86.1 million at December 31, 1995. Such decrease was due primarily to the maturity or redemption of $30.1 million of investment securities together with a $751,000 decrease in the market value of such securities which was partially offset by the purchase of $3.0 million of investment securities and $2.0 million of investment securities acquired from BOL.

    Mortgage-backed securities decreased $1.4 million from December 31, 1995 to September 30, 1996. Such decrease was the result of $5.8 million of principal repayments on mortgage-backed securities partially offset by $4.4 million of mortgage-backed securities acquired from BOL.

    Deposits increased $72.5 million, or 16.3%, to $517.1 million at September 30, 1996, compared to $444.6 million at December 31, 1995. Such increase was due to $63.5 million of deposits acquired from BOL and $13.4 million of interest credited, which was partially offset by $4.4 million in net deposit withdrawals.

    Advances from the FHLB of Dallas increased $7.5 million, or 18.5%, to $48.0 million at September 30, 1996, compared to $40.5 million at December 31, 1995. The advances are fixed-rate and long term and are used to fund additional originations of fixed-rate, long term single-family residential loans.

    Total stockholders' equity decreased $7.4 million, or 6.2%, to $112.3 million at September 30, 1996, compared to $119.7 at December 31, 1995. The decrease was the result of the declaration of cash dividends on common stock of $1.7 million, a $544,000, after deferred taxes, decrease in net unrealized gains on securities available for sale, $4.7 million of common stock acquired by the Management Recognition and Retention Plan and Trust and $4.9 million of stock purchased into treasury, which was partially offset by the Company's net income of $3.4 million, $855,000 of common stock released by the ESOP and $123,000 of common stock earned by participants of the Management Recognition and Retention Plan.

RESULTS OF OPERATIONS

    The Company reported a net loss of $193,000 for the three months ended September 30, 1996, compared to $1.9 million earned during the three month period ended September 30, 1995. The Company's net interest income increased by $1.0 million and total noninterest income increased by $141,000 during the three months ended September 30, 1996 compared to the third quarter of 1995. Such increases were offset by a $4.3 million increase in noninterest expense in the three months ended September 30, 1996 compared to the same period in 1995, primarily as a result of a $2.9 million special SAIF assessment from the Federal Deposit Insurance Corporation, increases in salaries and benefits and the Louisiana shares and franchise tax, which is imposed only for periods subsequent to the Bank's mutual-to-stock conversion.

    For the nine months ended September 30, 1996 the Company earned $3.4
    million compared to $5.3 million for the same period of 1995.   The
    Company's net interest income increased $2.6 million, total noninterest income increased $512,000 and income tax expense decreased $809,000 during the nine months ended September 30, 1996 compared to the first nine months of 1995. Such increases were offset by a $5.9 million increase in noninterest expenses in the nine months ended September 30, 1996 compared to the same period of 1995.

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




                                                                       T h r e e  M o n t h s  E n d e d  S e p t e m b e r  3 0,
                                                                       ----------------------------------------------------------


                                                                                 1996                            1995
                                                                      ----------------------------    ---------------------------

                                                      Yield/Cost                           Average                         Average
                                                   at September 30,   Average              Yield/       Average            Yield/
                                                        1996          Balance    Interest  Cost(1)      Balance  Interest  Cost(1)
                                                   ----------------   --------   --------  ---------    -------  --------  -------

                                                                                        (Dollars in Thousands)
Interest-earning assets:
  Loans receivable:
    Mortgage loans                                            7.81%  $354,712     $7,268      8.20%    $322,996   $6,686    8.28%
    Commercial business loans                                 9.26     28,581        805     11.27        9,915      227    9.16
    Consumer and other loans                                  9.47     95,986      2,321      9.67       51,774    1,306   10.09
                                                                        ------      -----                 ------    -----
      Total Loans                                             8.11    479,279     10,394      8.67      384,685    8,219    8.55
Mortgage-backed securities                                    6.49     50,962        831      6.52       46,747      737    6.31
Investment securities                                         6.17     66,403        999      6.02       88,069    1,354    6.15
Other earning assets                                          5.79     47,544        694      5.84       31,244      501    6.41
                                                                        ------        ---                 ------     ---
      Total interest-earning assets                           7.65    644,188     12,918      8.02       550,745  10,811    7.85
                                                                                   ------                          ------
Non-interest-earning assets                                            39,624                             26,902
                                                                        ------                             ------
      Total assets                                                   $683,812                           $577,647
                                                                      --------                           --------
                                                                      --------                           --------

Interest-bearing liabilities:
Deposits:
  Demand deposits                                             1.88   $76,560          504     2.63       $61,455     430    2.80
  Passbook savings deposits                                   2.66    61,310          412     2.69        50,411     353    2.80
  Certificates of deposits                                    5.51   347,206        4,830     5.56       314,034   4,303    5.48
                                                                     -------        -----                -------   -----
     Total deposits                                           4.60   485,076        5,746     4.74       425,900   5,086    4.78

  Borrowings                                                  6.54    48,154          791     6.57        20,584     372    7.23
                                                                      ------          ---                 ------     ---
     Total interest-bearing liabilities                       4.77   533,230        6,537     4.90       446,484   5,458    4.89

Noninterest-bearing demand deposits                                   30,365                               8,569

Non-interest bearing liabilities                                       7,146                               5,473
                                                                       -----                               -----
     Total liabilities                                               570,741                             460,526

Stockholders' Equity                                                 113,071                             117,121
                                                                     -------                             -------
     Total liabilities and stockholders' equity                     $683,812                            $577,647
                                                                    ========                            ========
Net interest-earning assets                                         $110,958                            $104,261
                                                                    ========                            ========

Net interest income/interest rate spread                      2.88%                $6,381     3.12%               $5,353    2.96%
                                                              =====                ======     =====               ======    =====

Net interest margin                                                                           3.96%                         3.89%
                                                                                              =====                         =====
Ratio  of  average  interest-earning  assets  to
   average interest-bearing  liabilities                             120.81%                             123.35%
                                                                     =======                             =======














                                                                       N i n e   M o n t h s   E n d e d   S e p t e m b e r  3 0,
                                                                       -----------------------------------------------------------


                                                                                 1996                            1995
                                                                      ---------------------------     --------------------------

                                                                                           Average                         Average
                                                                      Average              Yield/       Average            Yield/
                                                                      Balance    Interest  Cost(1)      Balance  Interest  Cost(1)
                                                                      -------    --------  -------      -------  --------  -------

                                                                                        (Dollars in Thousands)
Interest-earning assets:
  Loans receivable:
    Mortgage loans                                                    $347,903   $21,401    8.20%       $318,003 $19,847    8.32%
    Commercial business loans                                           19,174     1,630   11.33           7,909     553    9.32
    Consumer and other loans                                            70,982     5,556   10.44          51,730   3,920   10.10
                                                                      --------   -------                -------- -------
      Total Loans                                                      438,059    28,587    8.70         377,642  24,320    8.59

Mortgage-backed securities                                              50,562     2,440    6.43          44,161   2,100    6.34
Investment securities                                                   70,302     3,211    6.09          72,412   3,313    6.10
Other earning assets                                                    58,417     2,434    5.56          20,492   1,108    7.21
                                                                      --------   -------                -------- -------
      Total interest-earning assets                                    617,340    36,672    7.92         514,707  30,841    7.99
                                                                                 -------                         -------
Non-interest-earning assets                                             32,965                            26,969
                                                                      --------                          --------
      Total assets                                                    $650,305                          $541,676
                                                                      --------                          --------
                                                                      --------                          --------
Interest-bearing  liabilities:
  Deposits:
    Demand deposits                                                   $ 71,932      1,412    2.62       $ 63,133    1,311   2.77
    Passbook savings deposits                                           55,753      1,161    2.78         54,941    1,180   2.86
    Certificates of deposits                                           332,146     13,813    5.54        310,824   12,521   5.37
                                                                      --------     ------               -------- --------
      Total deposits                                                   459,831     16,386    4.75        428,898   15,012   4.67

  Borrowings                                                            47,510      2,331    6.54          8,642      452   6.97
                                                                      --------   --------               -------- --------
      Total interest-bearing liabilities                               507,341     18,717    4.92        437,540   15,464   4.71
                                                                                 --------                        --------
Noninterest-bearing demand deposits                                     18,251                             7,494
Non-interest bearing liabilities                                         6,751                             5,452
                                                                      --------                          --------
      Total  liabilities                                               532,343                           450,486

Stockholders' Equity                                                   117,962                            91,190
                                                                      --------                          --------
      Total liabilities and stockholders' equity                      $650,305                          $541,676
                                                                      --------                          --------
                                                                      --------                          --------
Net interest-earning assets                                           $109,999                          $ 77,167
                                                                      --------                          --------
                                                                      --------                          --------
Net interest income/interest rate spread                                         $17,955    3.00%                 $15,377   3.28%
                                                                                 -------   -----                 --------   ----
                                                                                 -------   -----                 --------   ----
Net interest margin                                                                         3.88%                           3.98%
                                                                                           -----                            ----
                                                                                           -----                            ----
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                 121.68%                           117.64%
                                                                      -------                           -------
                                                                      -------                           -------

----------------
(1)  Annualized.


NET INTEREST INCOME

    Net interest income increased $1.0 million, or 19.2%, to $6.4 million in the three months ended September 30, 1996, compared to $5.4 million in the three months ended September 30, 1995. The increase was due to a $2.1 million, or 19.5%, increase in interest income, which was partially offset by a $1.1 million, or 19.8%, increase in interest expense. The increase in interest income was the result of a $93.4 million, or 17.0%, increase in the average balance of interest-earning assets, due in part to $63.2 million in aggregate interest-earning assets acquired from RBA, together with a 17 basis point (100 basis points being equal to 1%) increase in the yield thereon. The increase in interest expense was the result of a $86.7 million, or 19.4%, increase in the average balance of interest-bearing liabilities together with a 1 basis point increase in the cost thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.12% and 3.96%, respectively, during the three months ended September 30, 1996, compared to 2.96% and 3.89%, respectively, for the comparable period in 1995.


    For the nine month period ending September 30, 1996, net interest income increased $2.6 million, or 16.8%, to $18.0 million compared to $15.4 million for the same period in 1995. The increase was due to a $5.8 million, or 18.9%, increase in interest income, which was partially offset by a $3.3 million, or 21.0%, increase in interest expense. The increase in interest income was the result of a $102.6 million, or 19.9%, increase in the average balace of interest-earning assets which was partially offset by a 7 basis point decrease in the yield thereon. The increase in interest expense was the result of a $69.8 million, or 16.0%, increase in the average balance of interest-bearing liabilities together with a 21 basis point increase in the cost thereon. The Company's interest rate spread and net interest margin amounted to 3.00% and 3.88%, respectively, during the nine months ended September 30, 1996, compared to 3.28% and 3.98%, respectively, for the comparable period in 1995.

INTEREST INCOME

    The Company's total interest income was $12.9 million for the three months ended September 30, 1996, compared to $10.8 million for the three months ended September 30, 1995. The reasons for the $2.1 million, or 19.5%, increase in interest income were a $2.2 million, or 26.5%, increase in interest income from loans, a $193,000, or 38.5%, increase in interest income from other earning assets, primarily interest-earning deposits held at other institutions and a $94,000, or 12.8%, increase in interest income from mortgage-backed securities which was partially offset by a $372,000, or 27.7%, decrease in interest income from investment securities. The increase in interest income from loans was the result of a $94.6 million, or 24.6%, increase in the average balance of loans, together with a 12 basis point increase in the average yield earned thereon. The increase in interest income from other earning assets was the result of a $16.3 million, or 52.2%, increase in the average balance of other earning assets which was partially offset by a 57 basis point decrease in the yield earned thereon. The increase in interest income on mortgage-backed securities was the result of a $4.2 million, or 9.0%, increase in the average balance of mortgage-backed securities together with a 21 basis point increase in the yield earned thereon. The decrease in interest income from investment securities was the result of a $21.7 million, or 24.6%, decrease in the average balance of investment securities together with a 13 basis point decrease in the yield thereon.


    For the nine months ended September 30, 1996, total interest income was $37.7 million compared to $30.8 million for the same period in 1995. The reasons for the $5.8 million, or 18.9%, increase in interest income were a $4.3 million, or 17.5%, increase in interest income from loans, a $340,000, or 16.2%, increase in interest income from mortgage-backed securities, and a $1.3 million, or 119.7%, increase in interest income from other earning assets. The increase in interest income from loans was the result of a $60.4 million, or 16.0%, increase in the average balance of loans, together with a 11 basis point increase in the yield thereon. The increase in interest income from mortgage-backed securities was the result of $6.4 million, or 14.5%, increase in the average balance of mortgage-backed securities, together with a 9 basis point increase in the yield earned thereon. The increase in interest income from other earning assets was the result of a $37.9 million, or 185.1%, increase in the average balance of other earning assets, which was partially offset by a 165 basis point decrease in the yield earned thereon. The decrease in interest income from investment securities was the result of a $2.1 million, or 2.9%, decrease in the average balance of investment securities together with a 1 basis point decrease in the yield earned thereon.

INTEREST EXPENSE

    The Company's total interest expense was $6.5 million during the three months ended September 30, 1996, compared to $5.5 million for the three months ended September 30, 1995. The primary reasons for the $1.1 million, or 19.8%, increase in interest expense was a $660,000, or 13.0%, increase in interest expense on deposits due to a $59.2 million, or 13.9%, increase in the average balance of deposits, which was partially offset by a 4 basis point decrease in the average cost thereof and a $419,000, or 112.6%, increase in interest expense paid on advances from the FHLB due to a $27.6 million, or 133.9%, increase in the average balance of advances from the FHLB which was partially offset by a 66 basis point decrease in the cost thereof. The borrowings from the FHLB are used to fund fixed-rate, long term single-family residential loans.

    For the nine months ended September 30, 1996, the company's total interest expense was $18.7 million, compared to $15.5 million for the same period in 1995. The primary reasons for the $3.3 million, or 21.0%, increase in interest expense was a $1.4 million, or 9.2%, increase in interest expense on deposits due to a $30.9 million, or 7.2%, increase in the average balance of deposits together with a 8 basis point increase in the cost thereof and a $1.9 million, or 415.7%, increase in interest expense on borrowings due to a $38.9 million, or 449.8%, increase in the average balance of borrowings which was partially offset by a 43 basis point decrease in the cost thereof.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $27,000 in the three months ended September 30, 1996 as compared to $22,000 for the same period in 1995.
    The acquisition of BOL by the Company resulted in $542,000 of additional loan loss reserves being added to the Company's loan loss reserves. As of September 30, 1996, the ratio of the Company's allowance for loan losses to non-performing loans was 263.1%.

NONINTEREST INCOME

    Noninterest income increased $141,000, or 18.50%, in the three months ended September 30, 1996 to $905,000, compared to $764,000 for the three months ended September 30, 1995. Such increase was due primarily to a $97,000, or 23.8%, increase in service charges on deposit accounts, a $28,000, or 17.2%, increase in other income and a $15,000, or 11.2%, increase in late charges and fees on loans.

    For the nine months ended September 30, 1996, noninterest income increased $512,000, or 23.5%, to $2.7 million, compared to $2.2 million for the same period in 1995. Such increase was due primarily to a $209,000, or 18.5%, increase in service charges on deposit accounts, a $48,000, or 9.7%, increase in late charges and other fees on loans and a $254,000, or 65.8%, increase in other income.


NONINTEREST EXPENSE

    Noninterest expense increased $4.3 million, or 134.0%, in the three months ended September 30, 1996 to $7.5 million, compared to $3.2 million in the three months ended September 30, 1995. Such increase was due primarily to a $2.9 million increase in SAIF deposit insurance premium due to the special SAIF assessment, a $460,000, or 27.8%, increase in salaries and employee benefits due primarily to increase the ESOP and management recognition plans and salaries and benefits associated with the additional personnel needed to staff the two branch offices acquired from the Bank of Lafayette and the two new branches opened in supermarkets during the second quarter of 1996, a $177,000, or 111.3%, increase in occupancy expense due primarily to the two branches acquired from RBA and the two new supermarket branches and a $224,000 increase in Louisiana Shares Tax, which is assessed only on stock-form institutions beginning in the year following the issuance of stock, and Louisiana Franchise Tax, which was nominal in 1995 because the parent company's assets at the beginning of 1995 were zero. Other noninterest expense increased $389,000, or 46.9%, primarily due to increases associated with the two branch offices acquired from BOL and the two new branch offices opened in supermarkets and the amortization of goodwill associated with the RBA acquisition.


    For the nine months ended September 30, 1996, noninterest expense increased $5.9 million, or 64.5%, to $15.1 million compared to $9.2 million for the same period in 1995. Such increase was primarily due to a $1.3 million, or 28.4%, increase in salaries and employee benefits, a $2.9 million increase in SAIF deposit insurance premium from a $671,000 increase in Louisiana Shares Tax and Louisiana Franchise Tax and a $625,000, or 27.2%, increase in other noninterest expense.

INCOME TAX EXPENSE (BENEFIT)

    Income tax expense decreased $1.0 million, or 102.3%, in the three months ended September 30, 1996 to a benefit of $23,000, compared to $1.0 million for the three months ended September 30, 1995. The decrease in income tax expense reflects a decrease in income before income taxes.

    For the nine months ended September 30, 1996, income tax expense decreased $809,000, or 28.5%, to $2.0 million compared to $2.8 million for the same period in 1995. The decrease in income tax expense reflects decrease in income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At September 30, 1996, the Company had $48.0 million in outstanding advances from the Federal Home Loan Bank of Dallas.

    Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products.
    The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1996, the total approved loan commitments outstanding amounted to $19.5 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $45.9 million. Certificates of deposit scheduled to mature in six months or less at September 30, 1996 totalled $136.7 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Bank. On October 18, 1996, the Company consummated its acquisition of Jefferson Bancorp, Inc. for $51.2 million in cash. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

    At September 30, 1996, the Company and the Bank had regulatory capital which was well in excess of regulatory limits. The current requirements and the Bank's actual levels as of September 30, 1996 are detailed below (dollars in thousands):


                   REQUIRED CAPITAL     ACTUAL CAPITAL      EXCESS CAPITAL
                   ----------------    ----------------     ----------------
                   AMOUNT   PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT
                   ------   -------    ------    -------    ------   -------
Tier 1 Leverage     $19,639  3.00%      $81,384  12.43%      $61,745   9.43%
Tier 1 Risk-Based   $14,689  4.00%      $81,384  22.16%      $66,695  18.16%
Total Risk-Based    $29,379  8.00%      $85,444  23.27%      $56,065  15.27%


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

                      PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.


ITEM 2. CHANGES IN SECURITIES

        Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        After the close of business on October 18, 1996, the Company acquired, through a multi-step cash merger transaction, Jefferson Bancorp, Inc. and its wholly owned subsidiary, Jefferson Federal Savings Bank, a federally chartered savings and loan bank with seven offices in Jefferson and Orleans parishes of Lousiana. Jefferson Federal Savings Bank has been rechartered into a state savings bank and will operate as Jefferson Bank and Jefferson Bancorp, Inc. has been merged with and into the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Not applicable.

        b)  No Form 8-K reports were filed during the quarter.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ISB FINANCIAL CORPORATION


                                       By: /s/  Larrey G. Mouton
                                          ------------------------
 Date:     November 8, 1996               Larrey G. Mouton, President and
                                          Chief Executive Officer


                                       By: /s/  William M. Lahasky
                                           ------------------------
 Date:     November 8, 1996                William M. Lahasky, Vice President
                                           and Chief Financial Officer