Form 10-K
period 1996-12-31
ISB FINANCIAL CORP/LA
filed 1997-03-31
CIK 933141

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]

               For the transition period from            to
                                              ----------    ---------------

                          Commission File No.: 0-25756

                           ISB FINANCIAL CORPORATION
                           -------------------------
             (Exact name of registrant as specified in its charter)

                      LOUISIANA                                                          72-1280718
                      ---------                                                          ----------
             (State or other jurisdiction                                             (I.R.S. Employer
           of incorporation or organization)                                       Identification Number)

             1101 EAST ADMIRAL DOYLE DRIVE
                NEW IBERIA, LOUISIANA                                                      70560
                ---------------------                                                      -----
       (Address of principal executive offices)                                          (Zip Code)

       Registrant's telephone number, including area code: (318) 365-2361

   Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                    COMMON STOCK (PAR VALUE $1.00 PER SHARE)
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 26, 1997, the aggregate market value of the 6,861,369 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 189,891 shares held by all directors and officers of the Registrant as a group, was approximately $169.8 million. This figure is based on the closing sale price of $24.75 per share of the Registrant's Common Stock on March 26, 1996.

Number of shares of Common Stock outstanding as of December 31, 1996: 7,051,260

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS.

GENERAL

     ISB Financial Corporation (the "Company") is a Louisiana corporation organized in November 1994 by Iberia Savings Bank ("Iberia") for the purpose of acquiring all of the capital stock of Iberia to be issued by Iberia in the conversion (the "Conversion") of Iberia to stock form, which was completed on April 6, 1995. On May 3, 1996, the Company completed the acquisition of Royal Bankgroup of Acadina, Inc., ("Royal") and its wholly owned subsidiary, The Bank of Lafayette ("BOL"). Royal was merged into the Company and BOL was merged in Iberia. The two offices of BOL now operate as branches of Iberia. On October 18, 1996, the company completed the acquisition of Jefferson Bancorp, Inc. and its wholly owned subsidiary, Jefferson Federal Savings Bank. Jefferson Bancorp, Inc. was merged into the Company and Jefferson Federal Savings Bank now operates as a separate subsidiary of the Company as a state chartered savings bank under the name of Jefferson Bank ("Jefferson"). The only significant assets of the Company are the capital stock of Iberia and Jefferson (the "Banks"), the Company's loan to an employee stock ownership plan, and cash. To date, the business of the Company has consisted of the business of the Banks. The Company's common stock trades on the NASDAQ National Market under the symbol "ISBF." At December 31, 1996, the Company had total assets of $929.3 million, total deposits of $760.3 million and equity of $114.0 million.

     Iberia is a Louisiana chartered stock savings bank conducting business from its main office located in New Iberia, Louisiana and 17 full-service branch offices located in New Iberia, Lafayette, Jeanerette, Franklin, Morgan City, Crowley, Rayne, Kaplan, St. Martinville and Abbeville, all of which are in southwestern Louisiana. Jefferson is a Louisiana chartered stock savings bank conducting business from its main office located in Gretna, Louisiana and 6 full-service offices located in Marrero, Metairie, River Ridge, Algiers and Terrytown, all of which are in the greater New Orleans metropolitan area. The Banks attract retail deposits from the general public and the business community through a variety of deposit products. Deposits are insured by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"), within applicable limits.

     The Banks are primarily engaged in attracting deposits from the general public and using those funds to originate loans. The Banks' primary lending emphasis has been loans secured by first and second liens on single-family (one-to-four units) residences located in the Banks' primary market area. At December 31, 1996, such loans amounted to $386.6 million or 66.4% of the Banks' gross loan portfolio. The Banks has placed recent emphasis on the origination of consumer and commercial loans. Consumer loans consist of home equity loans, home equity lines of credit, automobile loans, indirect automobile loans, loans secured by deposit accounts and other consumer loans. At December 31, 1996, $119.8 million, or 20.6%, of the Banks' gross loans were consumer loans. Of that amount $52.4 million, or 9.0% of gross loans, were indirect automobile loans. Commercial loans consist of commercial real estate loans, commercial business loans and multi-family residential real estate loans. At December 31, 1996, $23.0 million, or 3.9% of loans are secured by commercial real estate, $36.1 million, or 6.2%, are commercial business loans and $2.3 million, or .4%, are multi-family residential real estate loans. The Banks also originate loans for the purpose of constructing single-family residential units. At December 31, 1996, $14.1 million, or 2.4%, are construction loans.


     The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Banks are subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Banks are also subject to regulation by the FDIC, as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board. The Banks are members of the Federal Home Loan Bank ("FHLB") of Dallas which is one of the 12 regional banks comprising the FHLB System.

     In addition to its deposit gathering and lending activities, the Banks invest in mortgage-backed securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and other investment securities. At December 31, 1996, the Bank's mortgage-backed securities amounted to $150.7 million, or 16.2% of total assets and its investment securities amounted to $103.7 million, or 11.2% of total assets.

LENDING ACTIVITIES

     Loan Portfolio Composition. The following table sets forth the composition of the Banks' loans held in portfolio at the dates indicated.


                                                                               December 31,
                                     ----------------------------------------------------------------------------------------------
                                               1996                               1995                             1994
                                     ----------------------------       ---------------------------        ------------------------
                                                       Percent of                        Percent of                      Percent of
                                     Amount             Total           Amount            Total            Amount          Total
                                     ------             -----           ------            -----            ------          -----
                                                                           (Dollars in Thousands)
Mortgage loans:
  Single-family residential           $386,555            66.45%        $318,705            76.83%           $300,730        78.00%
  Multi-family                           2,279              0.39           1,506              0.36              1,801          0.47
  Commercial real estate                22,961              3.95          14,486              3.49             10,655          2.76
  Construction                          14,064              2.41          15,617              3.76             14,427          3.74
                                        ------              ----          ------              ----             ------          ----
    Total mortgage loans               425,859             73.20         350,314             84.45            327,613         84.97
                                       -------             -----         -------             -----            -------         -----
Commercial business loans               36,089              6.20          11,055              2.66              6,441          1.67
                                        ------              ----          ------              ----              -----          ----
Consumer loans:
  Home equity                           21,646              3.72          15,364              3.70             14,229          3.69
  Automobile                            59,880             10.29           6,492              1.56              5,942          1.54
  Mobile home loans                      4,215               .73           6,077              1.46              8,017          2.08
  Educational loans                      9,345              1.61           9,262              2.23              9,639          2.50
  Credit card loans                      4,017              0.69           3,836              0.92              3,477          0.90
  Loans on savings                      12,487              2.15           7,481              1.80              8,305          2.15
  Other                                  8,225              1.41           4,960              1.20              1,910          0.50
                                         -----              ----           -----              ----              -----          ----
    Total consumer loans               119,815             20.60          53,472             12.89             51,519         13.36
                                       -------             -----          ------             -----             ------         -----
    Total loans receivable             581,763           100.00%         414,841           100.00%            385,573       100.00%
                                       -------           ======          -------           ======             -------       ======
Less:
  Allowance for loan losses            (4,615)                           (3,746)                              (3,831)
  Loans-in-process                     (6,059)                           (8,399)                              (6,848)
  Unearned discount                      (143)                               (1)                                  (5)
  Prepaid dealer
     participations                      2,555                                 0                                    0
  Deferred loan fees                     (922)                           (1,191)                              (1,416)
  Discount on loans
    purchased                          (1,460)                           (1,962)                              (2,679)
                                       ------                            ------                               ------
    Loans receivable, net             $571,119                          $399,542                             $370,794
                                      --------                          --------                             --------


                                                             December 31,
                                      ---------------------------------------------------------
                                               1993                           1992
                                      ---------------------------------------------------------
                                                     Percent of                      Percent of
                                      Amount          Total          Amount           Total
                                      ------          -----          ------           -----
                                                       (Dollars in Thousands)
Mortgage loans:
  Single-family residential           $284,630         79.96%        $281,261          79.64%
  Multi-family                           1,897           0.53           2,498            0.71
  Commercial real estate                 8,271           2.32           4,635            1.31
  Construction                           9,082           2.55          10,394            2.94
                                         -----           ----          ------            ----
    Total mortgage loans               303,880          85.36         298,788           84.60
                                       -------          -----         -------           -----
Commercial business loans                4,089           1.15           6,953            1.97
                                        ------           ----           -----            ----
Consumer loans:
  Home equity                           11,493           3.23           8,946            2.54
  Automobile                             4,955           1.39           4,912            1.39
  Mobile home loans                      9,989           2.81          12,973            3.67
  Educational loans                      8,953           2.52           7,491            2.12
  Credit card loans                      2,406           0.68           2,050            0.58
  Loans on savings                       8,117           2.28           8,980            2.54
  Other                                  2,082           0.58           2,079            0.59
                                         -----           ----           -----           -----
    Total consumer loans                47,995          13.49          47,431           13.43
                                        ------          -----          ------           -----
    Total loans receivable             355,964        100.00%         353,172         100.00%
                                       -------        ======          -------         ======
Less:
  Allowance for loan losses            (3,413)                        (3,254)
  Loans-in-process                     (3,991)                        (6,622)
  Unearned discount                       (25)                          (107)
  Prepaid dealer
    participations                           0                              0
  Deferred loan fees                   (1,242)                          (987)
  Discount on loans
    purchased                          (3,876)                        (5,798)
                                       ------                         ------
    Loans receivable, net             $343,417                       $336,404
                                      --------                       --------

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Banks' loans held to maturity at December 31, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Banks' loan portfolio held to maturity.




                                                                        Mortgage Loans
                                     ---------------------------------------------------------------------------------
                                      Single-family      Multi-family      Commercial       Construction      Total
                                                                       (In Thousands)
Amounts due in:
  One year or less                    $     18,087             $ 19            $956            $    ---      $ 19,062
  After one year through five
    years                                   70,348            1,075           6,467                 ---        77,890
  After five years                         298,120            1,185          15,538           14,064(1)       328,907
                                           -------            -----          ------           --------        -------
    Total(2)                              $386,555           $2,279         $22,961             $14,064      $425,859
                                          ========                                              =======

Interest rate terms on amounts
   due after one year:
    Fixed                                 $195,163         $  1,494        $ 14,303            $ 10,548      $221,508
    Adjustable                             173,305              766           7,702               3,516       185,289
                                           -------            -----           -----               -----       -------
      Total                               $368,468           $2,260         $22,005             $14,064      $406,797
                                          ========                                              =======



                                           Commercial
                                            Business         Consumer
                                             Loans            Loans        Total
                                                        (In Thousands)
Amounts due in:
  One year or less                         $ 15,646         $40,564       $75,272
  After one year through five
    years                                     6,564          60,288       144,742
  After five years                           13,879          18,963       361,749
                                             ------          ------       -------
    Total(2)                                $36,089        $119,815      $581,763
                                            =======        ========      ========

Interest rate terms on amounts
   due after one year:
    Fixed                                   $11,612         $69,932      $303,052
    Adjustable                                8,831           9,319       203,439
                                              -----           -----       -------
      Total                                 $20,443         $79,251      $506,491


---------------

(1) Reflects the contractual maturity of the related permanent residential mortgage loan at the end of the construction phase.

(2) Does not include adjustments relating to loans in process, allowances for loan losses and deferred fee income.

     Scheduled contractual amortization of loans does not reflect the expected term of the Banks' loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Banks the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

     Loan Origination, Purchase and Sales Activity. The following table shows the loan origination, purchase and sale activity of the Banks during the periods indicated.

                                                                           Year Ended December 31,
                                              -------------------------------------------------------------------------------
                                                 1996               1995               1994             1993             1992
                                                 ----               ----               ----             ----             ----
                                                                               (In Thousands)

Gross loans at beginning of period             $414,841            $385,573          $355,964        $353,172          $333,945
Originations of loans:
  Mortgage loans:
    Single-family residential                    41,134              38,936            44,670          61,745            72,514
    Multi-family residential                        ---                 ---               ---             ---               ---
    Commercial real estate                       15,143               5,486             3,044           2,721               733
    Construction                                 21,939              24,330            25,602          17,225            17,037
  Commercial business loans                      32,457              15,608            13,712           5,170             3,563
  Consumer loans:
    Home equity                                  13,785              11,257             8,367           7,261             3,411
    Automobile                                   42,813               4,318             4,116           2,913             2,149
    Mobile home loans                               276                 386               792             611               454
    Educational loans                             1,724               1,268             2,153           2,575             1,948
    Loans on savings                              5,272               4,463             3,329           3,908             5,961
    Credit cards                                  1,137               1,430             6,677           5,311             4,505
    Other                                         3,634               3,836             3,262           2,835             2,812
                                                -------             -------           -------         -------           -------
      Total originations                        179,314             111,318           115,724         112,275           115,087
                                                -------             -------           -------         -------           -------

     Loans purchasaes/acquired                  109,121                 996               ---             ---               ---
                                                -------             -------           -------         -------           -------
     Total originations and
       purchases                                288,435             112,314           115,724         112,275           115,087
Repayments                                    (116,511)            (82,356)          (84,204)       (109,227)          (95,489)
Loan sales                                      (5,002)               (690)           (1,911)           (256)             (371)
                                                -------             -------           -------         -------           -------
Net activity in loans                           166,922              29,268            29,609           2,792            19,227
                                                -------             -------           -------         -------           -------
Gross loans held at end of period              $581,763            $414,841          $385,573        $355,964          $353,172
                                               --------            ========          ========        ========          ========

     The lending activities of Iberia and Jefferson are subject to written underwriting standards and loan origination procedures established by the Banks' Board of Directors and management. Applications for residential mortgage loans are taken by one of the Banks' mortgage executives, while the Banks' designated consumer lenders have primary responsibility for taking consumer loan applications and its commercial lending officers have primary responsibility for taking commercial business and commercial real estate loan applications. The Banks' loan originators will take loan applications at any of the Banks' offices and, on occasion, outside of the Banks' offices at the customer's convenience. The process of underwriting all residential mortgage, consumer and construction loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized in the Banks' main office. The credit analysis department is responsible for overseeing the underwriting of all commercial business and commercial real estate loans. The Banks generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Banks' Board of Directors. The Banks require that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

     Residential mortgage loan applications are primarily developed from advertising, referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate and commercial business loan applications are obtained primarily from previous borrowers, direct solicitations by the Banks' personnel, as well as referrals. Consumer loans originated by the Banks are obtained primarily through existing customers, automobile dealerships and walk-in customers who have been made aware of the Banks' programs by advertising and other means.

     Applications for residential mortgage loans typically are approved by certain designated officers or, if the loan amount exceeds $214,600 by the Officers' Loan Committee of the Bank, a committee of Bank officers. If a loan is between $500,000 and $1.0 million, it must also be approved by the Loan Committee of the Banks' Board of Directors, and loans in excess of $1.0 million must be approved by the Board of Directors. Certain designated officers of the Banks have limited authority to approve commercial commercial loans not exceeding specified levels, the officers may combine their individual limits and approve loans up to $1.0 million. Loans in excess of $1.0 million but less than $8.0 million must be approved by the Banks' Commerical Loan Committee made up of members of the Board of Directors. Commercial loans in excess of $8.0 million must be approved by the full Board of Directors. Certain designated officers approve consumer loans up to $30,000 unsecured and $100,000 secured. Consumer loans up to $200,000 unsecured and $500,000 secured must be approved by the Officer's Loan Committee, consisting of at least two members of senior management. Consumer loans up to $1.0 million must be approved by the Board of Directors Loan Committee. Consumer loans in excess of $1.0 million must be approved by the full board.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Banks' single-family residential mortgage loans are secured by properties located in southwestern Louisiana and the greater New Orleans area and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). During 1995, the Bank altered its asset/liability management strategies and determined that, rather than attempting to sell into the secondary market all of the Bank's newly originated longer term (more than 10 years) fixed-rate residential mortgage loans, it would retain such loans in the Bank's portfolio. To reduce the Bank's loan portfolio exposure on such loans to interest rate risk, the Bank has increased its borrowings pursuant to a program whereby it obtains long-term fixed-rate FHLB advances as a funding source for the long-term fixed-rate mortgage loans which the Bank soriginates for its portfolio. During 1996, the Banks decided to sell all conforming fixed-rate loan originations into the secondary market and only retain nonconforming fixed-rate loan originations in its portfolio.

     Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Banks' fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary market for mortgages. At December 31, 1996, $231.5 million, or 56.6%, of the Banks' single-family residential mortgage loans were fixed-rate loans.

     The adjustable-rate loans currently offered by the Banks have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of three, five or ten years in accordance with a designated index (to date the index utilized by the Bank has been the National Median Cost of Funds for SAIF-Insured Institutions), plus a stipulated margin. In 1996, the Banks changed its index to the one year constant maturity treasury ("CMT") for all new adjustable-rate single-family residential loan originations. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1996, $177.8 million or 43.4% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates.

     For conventional residential mortgage loans held in the portfolio and also for those loans originated for sale in the secondary market, the Banks' maximum loan-to-value ratio generally is 95%, and is based on the lesser of sales price or appraised value. Generally on loans with a loan-to-value ratio of over 80%, private mortgage insurance ("PMI") is required in an amount which reduces the Banks' exposure to 80% or less.

     In November 1994, in order to assist low- to moderate- income families achieve home ownership, Iberia implemented a program whereby it will provide 100% financing to certain low- to moderate- income homebuyers in Iberia's market area. Such loans are structured as a 30-year ARM with respect to 90% of the value with the remaining necessary funds (including closing costs) being provided through a five-year fixed rate second mortgage loan. No PMI is required to be obtained with respect to loans originated under this program. Iberia has developed its 100% financing loan product in an effort to address the home buying needs of lower income residents. Due to the absence, or limited amount, of equity with respect to such loans and the absence of PMI, this product may be deemed to involve greater risk than Iberia's typical single-family residential mortgage loans. However, the individual loans in this program generally are relatively small, with balances generally less than $50,000. At this time, Iberia anticipates that the aggregate balance of loans originated under this program will not exceed $10.0 million. As of December 31, 1996, such loans amounted to $4.4 million, or .01%, of the Banks' total loan portfolio. To date, Iberia has not experienced any significant delinquency problems with respect to loans originated under this program.

     Commercial and Multi-Family Residential Real Estate Loans. The Bank has increased its investment in commercial real estate loans from $4.6 million, or 1.3% of the total loan portfolio at December 31, 1992, to $23.0 million, or 3.9% of the total loan portfolio, at December 31, 1996. The Banks' multi-family residential loan portfolio at December 31, 1996 is $2.3 million or .39% of the total loan portfolio. The increase in commercial real estate loans reflects, in part, the Banks' determination to originate such loans in its market area and certain commercial real estate loans acquired from BOL. The Banks intend to continue to expand its involvement in commercial real estate lending and to continue to moderately increase the amount of such loans in the Banks' portfolio. The Banks expect it will continue to grant such loans primarily to small and medium-sized businesses located in the Banks' primary market area, a portion of the market that the Banks believes has been underserved in recent years. The types of properties securing the Banks' commercial real estate loans include strip shopping centers, professional office buildings, small retail establishments and warehouses, all of which are located in the Banks' market area. As of December 31, 1996, the Banks' largest commercial real estate loan had a balance of $2.4 million. Such loan is secured by an strip shopping center in the Banks' market area and is performing in accordance with its terms.

     The Banks' commercial real estate and multi-family residential loans generally are one-year adjustable-rate loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin. Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Banks' underwriting standards generally provide for terms of up to 10 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 75%. Generally, the Banks obtain personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

     The Banks evaluate various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Banks have also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 120%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed or certified appraiser (generally MAI qualified) commissioned by the Banks to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Banks prior to the closing of the loan. On occasion the Banks also retains a second independent appraiser to review an appraisal report.

     Commercial real estate and multi-family residential lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Banks attempt to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. As of December 31, 1996, $190,000 of the Banks' commercial real estate loans were non-performing.

     Construction Loans. Substantially all of the Banks' construction loans have consisted of loans to construct single-family residences extended to individuals where the Banks have committed to provide a permanent mortgage loan upon completion of the residence. As of December 31, 1996, the Banks' construction loans amounted to $14.1 million, or 2.4% of the Banks' total loan portfolio. The Banks' loans are underwritten as construction/permanent loans, with one set of documents and one closing for both the construction and the long-term portions of such loans. The Banks' construction loans typically provide for a construction period not exceeding 12 months, generally have loan-to-value ratios of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the construction phase. Upon completion of construction, the loans convert to permanent residential mortgage loans. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. The Banks also will originate ground or land loans to individuals to purchase a building lot on which he intends to build his primary residence.

     Prior to making a commitment to fund a construction loan, the Banks require an appraisal of the property by an independent state-licensed or qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project periodically is inspected by an independent inspector.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.

     Consumer Loans. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1996, $119.8 million, or 20.6%, of the Banks' total loan portfolio was comprised of consumer loans. The Banks originate substantially all of such loans in its primary market area.

     The largest component of the Bank's consumer loan portfolio consists of indirect automobile loans. These loans are originated by the automobile dealerships and applications are facsimiled to bank personnel for approval or denial. The Banks rely on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans apart from the ability of the consumer to repay the loan, that being fraud perpetrated by the automobile dealership. To limit its exposure, the Banks have limited its dealings with automobile dealerships which have demonstrated reputable behavior in the past. At December 31, 1996, $52.4 million, or 9.0%, of the Banks' total loan portfolio are indirect automobile loans.

At December 31, 1996, the Banks' remaining consumer loan portfolio was comprised of home equity loans, educational loans, loans secured by deposits at the Banks, mobile home loans, direct automobile loans, credit card loans and other consumer loans. At December 31, 1996, the Banks had $21.6 million or 3.7% of home equity loans, $9.3 million or 1.6% of educational loans, all of which were underwritten to conform with the standards of the Louisiana Public Facilities Authority ("LPFA"). Generally, the Bank has sold its educational loans to the LPFA or other government sponsored agencies at the commencement of the repayment period. Deposit loans totaled $12.5 million, or 2.1%, of the Banks' total loan portfolio at December 31, 1996. The Banks' mobile home loans amounted to $4.2 million, or .7% of the loan portfolio at December 31,

1996, compared to $18.1 million or 5.4% of the Bank's loan portfolio at December 31, 1991. The Bank have not emphasized originations of mobile home loans in recent years due to, among other things, management's perception that such loans generally are riskier than certain other consumer loans, such as home equity loans, and single-family mortgage loans. Thes Bank also offers direct automobile loans, loans based on its VISA and MasterCard credit cards and other consumer loans. At December 31, 1996, the Bank's direct automobile loans amounted to $7.5 million, or 1.3%, of the Banks' total loan portfolio. The Banks' Visa and MasterCard credit card loans totaled $4.0 million, or 0.7%, of the Banks' total loan portfolio at such date.


     Commercial Business Loans. The Banks originate commercial business loans on a secured and, to a lesser extent, unsecured basis. The Banks' commercial business loans generally are made to small to mid-size companies located in the Banks' primary market area and are made for a variety of commercial purposes. At December 31, 1996, the Banks' commercial business loans amounted to $36.1 million or 6.2% of the Banks' gross loan portfolio. The Banks have placed emphasis on the origination of commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have higher yields and shorter repayment periods than single-family residential loans.

The Banks' commercial business loans may be structured as term loans or revolving lines of credit. Commercial business loans generally have a term of ten years or less and adjustable or variable rates of interest based upon the New York Prime Rate. The Banks' commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, the Banks generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans. The Banks also provide commercial loans structured as advances based upon perfected security interests in accounts receivable and inventory. Generally the Banks will advance amounts not in excess of 85.0% of accounts receivable, provided that such accounts have not aged more than 90 days. In such cases, payments are made directly to the Banks and the Banks generally maintain in escrow 2.0% to 10.0% of the amounts received. As of December 31, 1996, the Banks had $407,000 of non-performing commercial business loans and its largest commercial business loan had a principal balance of $1.8 million. Such loan is secured by a rental fleet of automobiles and generally has performed in accordance with its terms since origination.

     Loans-to-One Borrower Limitations. The Louisiana Savings Bank Act of 1990, as amended (the "LSBA") imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. Under LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of the savings bank's total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's net worth if the loans are 100% secured by readily marketable collateral. A savings bank's net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; or (v) mandatory convertible debt up to 20% of categories (i) through (iv). Readily marketable collateral consists of financial instruments or bullion which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market. At December 31, 1996, Iberia's limit on unsecured fix-to-one borrower under LSBA was $10.3 million. At December
31, 1996, Jefferson's limit on unsecured lons-to-one-borrower under LSBA was $2.7 million. At December 31, 1996, Iberia's five largest loans or groups of loans-to-one borrower ranged from $992,000 to $2.4 million, and all of such loans were performing in accordance with their term. Jefferson had no loans in excess of $500,000 at December 31, 1996.


ASSET QUALITY

     General. As a part of the Banks' efforts to improve asset quality, it has developed and implemented an asset classification system. All of the Banks' assets are subject to review under the classification system. All assets of the Banks are periodically reviewed and the classifications are reviewed by the Loan Committee of the Board of Directors on at least a quarterly basis.

     When a borrower fails to make a required payment on a loan, the Banks attempt to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Banks generally prefer to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Banks institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Banks do not accrue interest on loans past due 90 days or more, except for credit card loans. See Note 5 of the Notes to Consolidated Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under GAAP are classified as real estate owned until sold. Pursuant to SOP 92-3 issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

     Under GAAP, the Banks are required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Banks for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Banks would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Banks had one troubled debt restructuring as of December 31, 1996. See the table below under "Non-Performing Assets and Troubled Debt Restructurings."

     Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of each category of the Banks' loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                        December 31, 1996
                                              --------------------------------------------------------------------
                                                      30-59 Days                            60-89 Days
                                              -----------------------------          -----------------------------
                                                                 Percent of                            Percent of
                                               Amount          Loan Category         Amount           Loan Category

                                                                    (Dollars in Thousands)

Mortgage loans:
  Residential:
    Single-family                               $7,791                  2.02%         $1,349                  0.35%
    Multi-family                                   ---                    ---            ---                    ---
  Commercial                                        39                   0.17              6                    .03
  Construction                                     ---                    ---            ---                    ---
Commercial business loans                          477                   1.32            175                    .48
Consumer loans                                   1,864                   1.56            639                   0.53
                                                 -----                                   ---
      Total                                    $10,171                  1.75%         $2,169                  0.37%
                                               -------                  ====          ------                  ====

         Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth information relating to the Banks' non-performing assets and troubled debt restructurings at the dates indicated.

                                                                       December 31,
                                     ----------------------------------------------------------------------------------
                                         1996               1995              1994              1993             1992

                                                                        (Dollars in Thousands)

Non-accrual loans:
  Mortgage loans:
    Single-family                      $  892             $  788           $  729         $     642           $1,477
    Multi-family                          ---                ---              ---               ---              ---
    Commercial                            190                 30               55               142               10
    Construction                          ---                ---              ---               ---              ---
  Commercial business loans               407                ---              ---               ---              ---
  Consumer loans                        1,002                597              461               586              852
                                        -----              -----            -----             -----            -----
      Total non-accrual
        loans                           2,491              1,415            1,245             1,370            2,339
                                        -----              -----            -----             -----            -----
Accruing loans more than 90
 days past due(1)                          69                 53               13                14               14
    Total non-performing
     loans                              2,560              1,468            1,258             1,384            2,353
                                        -----              -----            -----             -----            -----
Real estate owned, net                    978                561              570               859              900
                                        -----              -----            -----             -----            -----
  Total non-performing
  assets                               $3,538             $2,029           $1,828            $2,243           $3,253
                                       ======             ======           ======            ======           ======
Performing troubled debt
  restructurings                       $  176             $  186           $  194            $  201           $  207
                                       ======             ======           ======            ======           ======
    Total non-performing
     assets and troubled debt
     restructurings                    $3,714             $2,215           $2,022            $2,444           $3,460
                                                          ======           ======            ======           ======

Non-performing loans to
  total loans                           0.44%              0.35%            0.33%             0.39%            0.67%
Total non-performing
  assets to total assets                0.38%              0.33%            0.37%             0.46%            0.67%
Total non-performing assets
  and troubled debt
  restructurings to total               0.40%              0.36%            0.41%             0.51%            0.71%
  assets




----------------

(1)      Consists solely of credit card loans.

     Other Classified Assets. Federal regulations require that the Banks classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

     At December 31, 1996, the Bank had $7.3 million of assets classified substandard, $183,000 assets classified doubtful, and no assets classified loss. At such date, the aggregate of the Banks' classified assets amounted to 0.80% of total assets.

     Allowance for Loan Losses. The Banks' policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 1996, the Banks' allowance for loan losses amounted to 180.3% and 0.79% of the Banks' non-performing loans and gross loans receivable, respectively.

     Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the OTS and the Federal Reserve Board, issued the Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance
(i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." The review of the Policy Statement did not result in a material adjustment to the Bank's policy for establishing loan losses.

     The following table sets forth the activity in the Banks' allowance for loan losses during the periods indicated.



                                                             Year Ended December 31,
                                       ---------------------------------------------------------------------
                                        1996            1995             1994            1993           1992

                                                           (Dollars in Thousands)

Allowance at beginning of period       $3,746           $3,831          $3,413         $3,254         $1,630
Allowance from subsidiary acquisition   1,114               13             ---            ---            ---
Provisions                                156              239             305            441          2,200
Charge-offs:
  Mortgage loans:
    Single-family                          46               55              81            107            290
    Multi-family                          ---              ---             ---            ---            ---
    Commercial                            ---                4             ---             96             21
    Construction                          ---              ---             ---            ---            ---
  Commercial business loans                61              ---             ---            ---            ---
  Consumer loans                          509              371             214            343            534
                                        -----            -----           -----          -----          -----
      Total                               616              430             295            546            845
                                        =====            =====           =====          -----          -----

Recoveries:
  Mortgage loans:
    Single-family                          39               15             302            107            177
    Multi-family                          ---              ---             ---            ---            ---
    Commercial                            ---              ---             ---            ---             30
    Construction                          ---              ---             ---            ---            ---
  Commercial business loans                43              ---             ---            ---            ---
  Consumer loans                          133               78             106            157             62
                                        -----            -----           -----          -----          -----
      Total                               215               93             408            264            269
                                        -----            -----           -----          -----          -----
Allowance at end of period            $ 4,615          $ 3,746         $ 3,831         $3,413         $3,254
                                      =======          =======         =======         ======         ======
Allowance for loan losses to
 total non-performing loans at        180.28%          255.18%         304.53%        246.60%        138.29%
 end of period
Allowance for loan losses to
 total loans at end of period           0.79%            0.90%           0.99%          0.96%          0.92%

     The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                                             December 31,
                                    --------------------------------------------------------------------------------------------
                                              1996                            1995                            1994
                                    --------------------------       -------------------------       ---------------------------
                                                   % of Loan                        % of Loans                      % of Loans
                                                    in Each                          in Each                          in Each
                                                  Category to                       Category to                      Category to
                                    Amount        Total Loans          Amount       Total Loans        Amount        Total Loans

                                                                          (Dollars in Thousands)

Single-family residential               $1,991           66.45%          $2,184          76.83%          $2,221           78.00%
Multi-family residential                    11             0.39              10            0.36              13             0.47
Commercial real estate                     502             3.95             176            3.49             196             2.76
Construction                                72             2.41             107            3.76             107             3.74
Commercial business                        817             6.20             134            2.66             118             1.67
Consumer                                 1,222            20.60           1,135           12.89           1,176            13.36
                                         -----            -----           -----           -----           -----            -----
  Total allowance for loan losses       $4,615          100.00%          $3,746         100.00%          $3,831          100.00%
                                        ------          ======           ======         ======           ======          ======




                                                                   December 31,
                                     --------------------------------------------------------------
                                                 1993                            1992
                                     ----------------------------     -----------------------------
                                                     % of Loans                       % of Loans
                                                      in Each                          in Each
                                                    Category to                      Category to
                                      Amount        Total Loans        Amount        Total Loans
                                     ----------------------------     -----------------------------
                                                          (Dollars in Thousands)

Single-family residential                 $2,042            79.96%         $1,846            79.64%
Multi-family residential                      14              0.53             17              0.71
Commercial real estate                       197              2.32            137              1.31
Construction                                  65              2.55             68              2.94
Commercial business                           97              1.15            205              1.97
Consumer                                     998             13.49            981             13.43
                                          ------             -----         ------             -----
  Total allowance for loan losses         $3,413           100.00%         $3,254           100.00%
                                          ======           ======          ======           ======

     Management of the Banks presently believe that its allowance for loan losses is adequate to cover any potential losses in the Banks' loan portfolio. However, future adjustments to this allowance may be necessary, and the Banks' results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

MORTGAGE-BACKED SECURITIES

     As of December 31, 1996, the Banks' mortgage-backed securities amounted to $150.7 million, or 16.21% of total assets. At the time of their respective acquisitions, BOL and Jefferson provided $4.2 million and $106.8 million, respectively, of mortgage-backed securities. The Banks' mortgage-backed securities portfolios provides a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Banks. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Banks also invests to a limited degree in certain privately issued, credit enhanced mortgage-backed securities rated AA or above by national securities rating agencies.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which limit currently is $214,600.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The Banks have generally determined, consistent with its asset/liability management strategies, to limit its investments in mortgage-backed securities to securities backed by ARMs, have a balloon feature or securities which otherwise have an adjustable rate feature.

     The Banks' mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk. At December 31, 1996, the fair value of the Banks' investment in CMOs amounted to $21.4 million, all of which consisted of regular interests. As of December 31, 1996, the Banks' CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Banks do not invest in residual interests of CMOs or interest-only and principal-only securities.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Banks in the event that the Banks determined to utilize borrowings as a source of funds. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "Regulation - The Bank - Capital Requirements."

     As of December 31, 1996, all of the Banks' mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-backed securities available for sale are carried at current market value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

                                                                            December 31,
                                                             ---------------------------------------
                                                               1996              1995          1994

                                                                         (In Thousands)

Mortgage-backed securities(1):
  FHLMC                                                        $80,648           $16,434      $18,461
  FNMA                                                          35,340            15,553       10,574
  GNMA                                                          13,233               350          401
  FNMA CMO                                                       9,697             7,209        4,506
  FHLMC CMO                                                     10,901            10,901        4,495
  Privately Issued                                             850 (2)             1,199        1,486
                                                               ------             ------       ------
    Total mortgage-backed
    securities                                             $150,669(3)           $51,646      $39,923
                                                           ----------            =======      =======

      Total market value(4)                                   $150,014           $51,872      $37,767
                                                              --------           =======      =======


---------------

(1) See Note 4 of the Notes to Consolidated Financial Statements.

(2) Rated AA by national rating agencies.

(3) At December 31, 1996, $62.5 million of the Banks' mortgage-backed securities had adjustable rates and $88.2 million had fixed rates, of which $79.3 million had a balloon feature (the mortgage-backed security will mature and repay before the underlying loans have been fully amortized).

(4) At all periods presented, all of the Banks' mortgage-backed securities were classified as held to maturity. Mortgage-backed securities held to maturity are carried at their principal balances, net of acquisition discount and premium and deferred fees.

     The following table sets forth the purchases, principal repayments and sales of the Banks' mortgage-backed securities for the periods indicated.


                                                                   Year Ended December 31,
                                                        -----------------------------------------------
                                                            1996             1995            1994
                                                                     (In Thousands)
Mortgage-backed securities
purchased(1)                                                                  $15,532         $ 4,793
Acquired                                                  $111,114
Principal repayments                                      (11,903)            (3,722)         (6,108)
Sales                                                          ---                ---             ---
Other, net                                                   (188)               (87)           (181)
                                                           -------            -------        --------
    Net change                                             $99,023            $11,723        $(1,496)
                                                           =======            =======        ========

---------------

(1) All purchases are of mortgage-backed securities issued by government entities or government sponsored entities.

     At December 31, 1996, the weighted average contractual maturity of the Banks' mortgage-backed securities with a balloon feature was approximately 2.5 years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

     During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Banks may be subject to reinvestment risk because to the extent that the Banks' mortgage-related securities amortize or prepay faster than anticipated, the Banks may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during fiscal 1993 and 1994 a direct response to falling interest rates as well as to accelerated prepayments. In fiscal 1995, higher yields were earned as a direct response to increasing interest rates.

INVESTMENT SECURITIES

     The Banks' investments in investment securities consist primarily of securities issued by the U.S. Treasury and federal government agency obligations. As of December 31, 1996, the Banks' investment securities available for sale amounted to $101.1 million, net of gross unrealized gains of $288,000, and its investment securities held to maturity amounted to $2.2 million. At the time of their respective acquisitions, BOL and Jefferson provided $2.0 million and $57.5 million, respectively, of investment securities. The Banks attempt to maintain a high degree of liquidity in its investment securities portfolio and generally do not invest in securities with terms to maturity exceeding five years.

     The following table sets forth information regarding the amortized cost and market value of the Banks' investment securities at the dates indicated.

                                                                    December 31,
                               ------------------------------------------------------------------------------------
                                         1996                          1995                         1994
                               -------------------------      ------------------------    -------------------------
                               Amortized        Market        Amortized      Market        Amortized       Market
                                  Cost           Value          Cost          Value          Cost           Value

                                                                 (In Thousands)

U.S. Government and
federal agency obligations          $95,549        $95,855        $79,907      $81,065          $44,371      $42,583
Other                                 7,523          7,507          5,785        5,777            5,634        5,504
                                      -----          -----          -----        -----            -----        -----
    Total                          $103,072       $103,362        $85,692      $86,842          $50,005      $48,087
                                   ========       ========        =======      =======          =======      =======

     The following table sets forth certain information regarding the maturities of the Banks' investment securities at December 31, 1996.

                                                           Contractually Maturing
                          ------------------------------------------------------------------------------------------
                                      Weighted              Weighted              Weighted              Weighted
                          Under 1     Average       1-5      Average     6-10      Average    Over 10    Average
                            Year       Yield       Years      Yield      Years      Yield      Years      Yield

                                                          (Dollars in Thousands)

U.S. Government and
  federal agency
  obligations               $56,396       5.94%    $39,459      6.20%      $ ---       ---%      $ ---       ---%
Other                      5,289(1)        6.08      2,032       5.78        184       6.30        ---        ---
                           -------                   -----                  ----                 -----
   Total                    $61,685        5.95    $41,491       6.18       $184       6.30      $ ---        ---
                            -------                -------                  ====                 =====      =====

---------------

(1) Consists of a mutual fund of adjustable rate mortgage-backed securities, all of which adjust at least annually.

SOURCES OF FUNDS

     General. The Banks' principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Banks' branch offices. The acquisitions of Jefferson and BOL provided $288.3 million of deposits used to help fund the Banks' loan growth. The Banks also derive funds from amortization and prepayments of outstanding loans and mortgage-related securities, and from maturing investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. While available, during the past five years, the Bank has not used borrowings to supplement its deposits as a source of funds.

     Deposits. The Banks' current deposit products include passbook accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 30 days to seven years and noninterest-bearing personal and business checking accounts. The Banks' deposit products also include Individual Retirement Account ("IRA") certificates and Keogh accounts.

     The Banks' deposits are obtained primarily from residents in its Primary Market Area. The Banks attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. In addition, Iberia has supplemented its traditional deposit activities with acquisitions from the RTC in 1989, 1990 and 1991. The acquisition of BOL helped Iberia double its market share in the greater Lafayette market. The acquisition of Jefferson established the Company in a new market, the greater New Orleans area. The Banks utilize traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings. However, the Banks do not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Banks participate in the regional ATM network known as CIRRUS(R).

     The Banks have been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Banks in recent years has experienced disintermediation of deposits into competing investment products. See generally Note 8 of the Notes to Consolidated Financial Statements.

     The following table sets forth certain information relating to the Banks' deposits at the dates indicated. Years prior to 1996 do not include deposits of Jefferson or BOL as those acquisitions did not take place until 1996.


                                                                        December 31,
                                       ------------------------------------------------------------------------------------
                                               1996                          1995                         1994
                                       ------------------------    --------------------------      ------------------------

                                                       Percent                       Percent                      Percent
                                                       of Total                      of Total                     of Total
                                        Amount        Deposits         Amount       Deposits        Amount       Deposits
                                                                  (Dollars in Thousands)

NOW accounts                          $  76,991           10.13%     $  32,472          7.30%       $ 30,349        6.98%
Money market accounts                    58,669             7.72        32,204           7.24         41,597         9.57
Non-interest-bearing
  checking accounts                      33,884             4.46         9,124           2.05          6,450         1.49
                                        -------            -----        ------          -----         ------        -----
  Total demand deposits                 169,544            22.30        73,800          16.59         78,396        18.04
                                        -------            -----        ------          -----         ------        -----
Passbook savings deposits               119,685            15.74        49,920          11.23         55,505        12.78
Certificate of deposit
  accounts:
  Less than 6 months                     11,099             1.46        16,101           3.62          4,795         1.10
  6-11 months                            60,766             7.99        45,211          10.17         63,463        14.61
  12-35 months                          261,151            34.35       119,263          26.83        103,259        23.77
  More than 35 months                   138,039            18.16       140,305          31.56        129,025        29.70
                                        -------            -----       -------          -----        -------        -----
  Total certificates                    471,055            61.96       320,880          72.18        300,542        69.18
                                        -------            -----       -------          -----        -------        -----
  Total deposits                       $760,284          100.00%      $444,600        100.00%       $434,443      100.00%
                                       --------          ======       ========        ======        ========      ======


     The following table sets forth the activity in the Banks'deposits during the periods indicated.


                                                                       Year Ended December 31,
                                                          ----------------------------------------------------
                                                            1996                  1995                  1994
                                                          ---------          ---------------           -------
                                                                             (In Thousands)
       Beginning balance                                  $444,600                 $434,443           $439,500
       Deposits acquired                                   288,290                      ---                ---
       Net increase (decrease)
        before interest credited                             7,869                  (3,197)           (16,920)
       Interest credited                                    19,525                   13,354             11,863
                                                          --------                 --------           --------
       Net increase (decrease) in
        deposits                                           315,684                   10,157            (5,057)
                                                          --------                 --------           --------
       Ending balance                                     $760,284                 $444,600           $434,443
                                                          ========                 ========           ========

     The following table sets forth by various interest rate categories the certificates of deposit with the Banks at the dates indicated.

                                                                  December 31,
                                              ---------------------------------------------------
                                                  1996                 1995                 1994
                                                             (Dollars in Thousands)
0.00% to 2.99%                                $      100          $       ---           $     103
3.00% to 3.99%                                       706                3,480              71,037
4.00% to 4.99%                                    90,768               63,805              70,222
5.00% to 6.99%                                   365,882              237,159             143,911
7.00% to 8.99%                                    13,599               16,076              15,269
9.00% and over                                       ---                  ---                 ---
                                              ----------           ----------           ---------
                                              $  471,055           $  320,880           $ 300,542
                                                                   ==========           =========

     The following table sets forth the amount and maturities of the Banks' certificates of deposit at December 31, 1996.

                                                        Over One       Over Two
                                                          Year           Years
                                                         Through         Through          Over Three
                                   One Year and         Two Years       Three Years         Years
                                      Less
                                                          (Dollars in Thousands)
2.00% to 3.99%                      $    681         $      15          $    94             $    16
4.00% to 4.99%                        90,245               434               63                  26
5.00% to 6.99%                       178,155           118,653           36,533              32,541
7.00% to 8.99%                         8,663             1,383              454               3,099
                                     -------            ------            -----               -----
                                    $277,744          $120,485          $37,144             $35,682


     Borrowings. The Banks may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The Banks made limited use of such borrowings during the past five years. See Note 9 of the Notes of Consolidated Financial Statements.

SUBSIDIARIES

     Iberia only has one active, wholly owned subsidiary, Iberia Financial Services, Inc. ("Iberia Services"). At December 31, 1996, Iberia's equity investment in Iberia Services was $947,845 and Iberia Services had total assets of $951,000. For the years ended December 31, 1996 and 1995, Iberia Services had total revenue of $704,000 and $453,000, respectively and a net income of $131,000 in 1996 and a net loss of $24,000 in 1995. See Note 1 of the Notes to Consolidated Financial Statements. The business of Iberia Services consists of holding certain parcels of real estate which the Iberia previously intended to develop (all of which parcels were sold in 1996) as well as acting as a broker for the sale of annuities and certain other securities to the general public. Iberia Services has one wholly owned subsidiary, Finesco, Ltd., which the Bank acquired in January 1995 and which business consists of insurance premium financing.

COMPETITION

     The Banks face strong competition both in attracting deposits and originating loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Banks have faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Banks to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Banks experience strong competition for loan originations principally from other savings institutions, commercial banks and mortgage banking companies. The Banks compete for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

     The Banks had 322 full-time employees and 34 part-time employees as of December 31, 1996. None of these employees is represented by a collective bargaining agreement. The Banks believe that it enjoys excellent relations with its personnel.

REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Banks. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     THE COMPANY. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. The Company is required to file annually a report of its operations with, and will be subject to examination by, the Federal Reserve Board.

     BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

     Limitations on Transactions with Affiliates. Transaction between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engaged in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. At December 31, 1995, the Company believes it is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

     Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Banks and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

     Federal Securities Laws. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     THE BANKS. The Banks are subject to extensive regulation and examination by the OFI and by the FDIC and are also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the OFI and the FDIC to test the Banks' compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OFI, the FDIC or the Congress could have a material adverse impact on the Company, the Banks and their operations.

     FDIC Insurance Premiums. The deposits of the Savings Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF fund met its target reserve in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

        On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

        Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Savings Bank's one-time special assessment amounted to $2.9 million pre-tax. The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by $1.9 million after tax.

        On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. The Savings Bank's deposit insurance premiums, which have amounted to 23 basis points will be reduced to 6.4 basis points.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Banks, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Banks' deposit insurance.

     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Banks, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

     The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1996, the Banks met each of its capital requirements.

     In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the FDIC will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The FDIC intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

     Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

     Louisiana Savings Bank Law. As Louisiana chartered savings banks, the Banks are subject to regulation and supervision by the OFI under LSBA. The LSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors, officers and members as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OFI is given extensive rulemaking power and administrative discretion under the LSBA including authority to enact and promulgate rules and regulations governing the conversion of Louisiana chartered savings banks which convert from the mutual to the stock form.

     The Banks are required under the LSBA to comply with certain capital requirements established by the OFI. In addition, the LSBA prohibits the Banks from declaring dividends unless the Bank has a surplus equal to 20% of the outstanding common stock of the Bank both before and after the dividend is paid. The LSBA also restricts the amount the Bank can lend to one borrower to an amount which may not exceed 15% of the Bank's total net worth. The Bank may lend an amount equal to an additional 10% of the Bank's total net worth to one borrower if the loans are secured 100% by readily marketable collateral.

     The OFI generally examines the Banks once every year and the current practice is for the OFI to conduct a joint examination with the FDIC. The OFI may publish part of an examination of any savings bank which does not take corrective action to comply with comments received from the examiner within forty-five days after notice. In addition, the OFI may require corrective action be taken by directors, officers and employees of any savings bank and issue a formal order if corrective action is not taken. If the formal order contains a finding that the business of the savings bank is being conducted in a fraudulent, illegal, unsafe or unsound manner or could lead to insolvency or substantial dissipation of assets, earnings or impairment of capital, such order must be complied with immediately and may be enforced by the OFI through a court of competent jurisdiction.

     Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

FEDERAL AND STATE TAXATION

     General. The Company and the Banks are subject to the generally applicable corporate tax provisions of the Code, and the Banks are subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Banks.

     Fiscal Year. The Company and the Banks and its subsidiary file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

     Bad Debt Reserves. Savings institutions, such as Iberia and Jefferson, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

     Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the "base year"), except that for taxable years beginning after 1987, the base year shall be the last taxable year beginning before 1988, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. At least 60% of the assets of the Banks are "qualifying assets" as defined in the Code, and Iberia and Jefferson anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

     Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for Iberia Savings in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

     At December 31, 1996, the federal income tax reserves of Iberia included $10.9 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Iberia in connection with the Conversion, the retained earnings of Iberia are substantially restricted. Jefferson also has a liquidation account established for the benefit of certain depositors of Jefferson in connection with its Conversion, thus the retained earnings of Jefferson are also restricted.

     Pursuant to certain legislation which was recently enacted and which was effective for tax years that began after December 31, 1995, a large bank (one with an adjusted basis of assets of greater than $500 million), such as the Bank, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such legislation also requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996, relating to the Bank's "applicable excess reserves." The amount of applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996.

     Distributions. If Iberia distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause Iberia to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes,
(i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is calculated on the AMTI in excess of an exemption amount. The alternative minimum tax is assessed to the extent that it exceeds the tax on regular taxable income. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include
(a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1996 the Company had a federal and state net operating loss carryover of $1.5 million and $581,000, respectively, which were assumed by the Company in the acquistion of Royal Bankgroup.

     Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Banks.

     The Company's consolidated federal income tax returns for the tax years ended 1995 and 1996 are open under the statute of limitations and are subject to review by the IRS. In addition, the 1995 and partial year 1996 federal tax returns of Royal Bankgroup and Jefferson Bancorp are also considered open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

     The nonbanking subsidiaries of the Banks and the Company are subject to the Louisiana Corporation Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Banks are subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information relating to the Banks' offices at December 31, 1996.

                                                                   Net Book Value of
                                                                     Property and
                                                                       Leasehold
                                                                     Improvements              Deposits
                                                     Owned or             at                      at
                    Location                          Leased       December 31, 1996      December 31, 1996

                                                                                (In Thousands)

1101 E. Admiral Doyle Drive, New Iberia               Owned                     $3,253                $188,423
1427 W. Main Street, Jeanerette                       Owned                        202                  28,353
403 N. Lewis Street, New Iberia                       Owned                        245                  55,322
1205 Victor II Boulevard, Morgan City                 Owned                        364                  16,993
1820 Main Street, Franklin (1)                       Leased                         82                   6,845
301 E. St. Peter Street, New Iberia                   Owned                      1,093                  25,674
700 Jefferson Street, Lafayette                       Owned                        303                  27,246
576 N. Parkerson Avenue, Crowley                      Owned                        423                  38,580
200 E. First Street, Kaplan                           Owned                        138                  23,400
1012 The Boulevard, Rayne                             Owned                        222                  11,554
500 S. Main Street, St. Martinville                   Owned                         82                  12,186
1101 Veterans Memorial Drive, Abbeville              Leased                          1                   4,640
150 Ridge Road, Lafayette                             Owned                         74                  14,826
2130 W. Kaliste Saloom, Lafayette                     Owned                      1,152                  16,225
2110 W. Pinhook Road, Lafayette                       Owned                      1,700                  46,873
2602 Johnston Street, Lafayette (1)                  Leased                        333                  20,647
2240 Ambassador Caffery, Lafayette                   Leased                        181                   2,183
4510 Ambassador Caffery, Lafayette                   Leased                        183                   1,547
1011 Fourth Street, Gretna                            Owned                        973                  80,996
3929 Veterans Blvd., Metairie                        Leased                         24                  28,768
9300 Jefferson Hwy., River Ridge                      Owned                        533                  39,242

2330 Barataria Boulevard, Marrero                     Owned                        180                   2,662
4626 General De Gaulle, New Orleans                   Owned                        277                  12,959
111 Wall Boulevard, Gretna                            Owned                        316                  20,869
1820 Barataria Blvd., Marrero                         Owned                        346                  39,271
                                                                                   ---                  ------
                                                                               $12,680                $760,284
                                                                               =======                ========

---------------

(1)  Building owned, ground leased.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company and the Banks are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein, to the extent applicable, is incorporated by reference from page 51 of the Registrant's 1996 Annual Report to Stockholders ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from pages 4 and 5 of the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 6 to 17 of the Registrant's 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 18 to 47 of the Registrant's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the Registrant's Proxy Statement.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents Filed as Part of this Report.

     (1)  The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

            Report of Independent Auditors
            Consolidated Balance Sheets as of December 31,
              1996 and 1995.
            Consolidated Statements of Income for the Fiscal Periods Ended
              December 31, 1996, 1995 and 1994.
            Consolidated Statements of Changes in Shareholders' Equity for the
              Fiscal Periods Ended December 31, 1996, 1995 and 1994.
            Consolidated Statements of Cash Flows for the Fiscal Periods ended
              December 31, 1996, 1995 and 1994.
            Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                                                          Exhibit Index
                                                          -------------
                                                                                                               Page
                                                                                                               ----
 3.1              Articles of Incorporation of ISB Financial Corporation                                          *
 3.2              Bylaws of ISB Financial Corporation                                                             *
 4.1              Stock Certificate of ISB Financial Corporation                                                  **
10.1              ISB Financial Corporation Employee Stock Ownership Plan                                         *
10.2              ISB Financial Corporation Profit Sharing Plan and Trust                                         **
10.3              Employment Agreement among ISB Financial Corporation,
                    Iberia Savings Bank and Larrey G. Mouton dated February 15, 1995                              ***
10.4              Severance Agreement among ISB Financial Corporation,
                    Iberia Savings Bank and Wayne Robideaux dated February 15,
                    1995 (representative of similar agreements entered into
                    with Scott T. Sutton, William M. Lahasky, Boyd Boudreaux and Ronnie J. Faret)                 **
13.0              1996 Annual Report to Stockholders
22.0              Subsidiaries of the Registrant - Reference is made to "Item 2.
                    "Business" for the required information
23.0              Consent of Castaing, Hussey & Lolan LLP
27.0              Financial Data Schedule

(*) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 33-86598) filed by the Registrant with the SEC on November 22, 1994, as subsequently amended.

(**) Incorporated herein by reference from the Registration Statement on Form
     S-8 (Registration No. 33-93210) filed by the Registrant with the SEC on June 7, 1995.

(***)Incorporated herein by reference from the like-numbered exhibit from the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ISB FINANCIAL CORPORATION


March 27, 1997             By:      /s/ Larrey G. Mouton
                                    --------------------
                                    Larrey G. Mouton
                                    President and Chief Executive Officer and
                                     Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                         Title                                       Date
----                                         -----                                       ----



/s/ Larrey G. Mouton                         President, Chief Executive                  March 27, 1997
--------------------                         Officer and Director
Larrey G. Mouton                             (principal executive officer)




/s/ William M. Lahasky                       Vice President and                          March 27, 1997
----------------------                       Chief Financial Officer
William M. Lahasky                           (principal financial and
                                             accounting officer)




/s/ Henry J. Dauterive, Jr.                  Chairman of the Board                       March 31, 1997
--------------------------
Henry J. Dauterive, Jr.



/s/ Emile J. Plaisance, Jr.                  Vice Chairman of the Board                  March 31, 1997
--------------------------
Emile J. Plaisance, Jr.

/s/ Elaine D. Abell                          Director                                    March 31, 1997
-------------------
Elaine D. Abell



/s/ Harry V. Barton, Jr.                     Director                                    March 31, 1997
-------------------
Harry V. Barton, Jr.



                                             Director                                    March   , 1997
---------------------
William R. Bigler



/s/ Cecil C. Broussard                       Director                                    March 31, 1997
----------------------
Cecil C. Broussard



/s/ William H. Fenstermaker                  Director                                    March 31, 1997
---------------------------
William H. Fenstermaker


/s/ Ray Himel                                Director                                    March 31, 1997
---------------
Ray Himel


                                             Director                                    March   , 1997
----------------
Karen Knight


 /s/  E. Stewart Shea, III                   Director                                    March 31, 1997
--------------------------
E. Stewart Shea, III



/s/ Guyton H. Watkins                        Director                                    March 31, 1997
----------------------
Guyton H. Watkins


                                             Director                                    March   , 1997
----------------------------
Louis J. Tamporello, Sr.
