Form 10-Q
period 1997-03-31
ISB FINANCIAL CORP/LA
filed 1997-05-15
CIK 933141

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________TO ________________

                            Commission File Number 0-25756


                           ISB Financial Corporation
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Louisiana                            72-1280718
------------------------------------------------     -----------------------
 (State or other jurisdiction of incorporation or      (I.R.S. Employer
                    organization)                      Identification Number)

           1101 East Admiral Doyle Drive
                New Iberia, Louisiana                       70560
----------------------------------------------      -------------------------
(Address of principal executive office)                    (Zip Code)


                                         (318) 365-2361
                        ----------------------------------------------------
                        (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes___ X___  No___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of May 8, 1997, 6,901,260 shares of the Registrant's common stock were issued and outstanding. Of that total, 590,069 shares are held by the Registrant's Employee Stock Ownership Plan, of which 443,701 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                    PAGE
----------      ----------------------------------                       -----
Item 1.         Financial Statements

                 Consolidated Statements of Financial Condition            3
                 (As of March 31, 1997 and December 31, 1996)

                 Consolidated Statements of Income (For the three months   4
                 ended March 31, 1997 and 1996)

                 Consolidated Statements of Stockholders' Equity (For the   5
                 three months ended March 31, 1997 and 1996)

                 Consolidated Statements of Cash Flows (For the three       6
                 months ended March 31, 1997 and 1996)

                 Notes to Consolidated Financial Statements                 7

Item 2.          Management's Discussion and Analysis of Financial         10
                 Condition and Results of Operations

Part II.         Other Information
Item 1.          Legal Proceeding                                           16
Item 2.          Changes in Securities                                      16
Item 3.          Defaults Upon Senior Securities                            16
Item 4.          Submission of Matters to a Vote of Security Holders        16
Item 5.          Other Information                                          16
Item 6.          Exhibits and Reports on Form 8-K                           16

Signatures                                                                  17


            ISB FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                       (Dollars in Thousands)

                           ASSETS
                           ------
                                                        MARCH 31,   DECEMBER 31,
                                                           1997         1996
                                                       ----------  ------------
Cash and Cash Equivalents:
  Cash on Hand and Due from Banks....................  $   10,892  $    10,822
  Interest Bearing Deposit...........................      47,665       42,563
Investment Securities:
   Held to Maturity (fair value of $1,878 and $2,218,
     respectively) ..................................       1,876        2,216
   Available for Sale, at fair value.................      97,325      101,144
   Trading Account Securities, at fair value.........         406          364
Mortgage-Backed Securities Held to Maturity (fair
   value of $139,828 and $150,014, respectively).....     140,513      150,669
Loans Receivable, Net................................     591,696      571,119
Real Estate Owned....................................         580          978
Premises and Equipment, Net..........................      17,310       15,483
Federal Home Loan Bank Stock, at Cost................       5,890        5,808
Accrued Interest Receivable..........................       5,626        5,667
Goodwill and Acquisition Intangibles.................      17,403       17,807
Other Assets.........................................       1,786        4,624
                                                       ----------    ---------
Total Assets.........................................  $  938,968   $  929,264
                                                       ----------    ---------
                                                       ----------    ---------

                       Liabilities and Stockholders' Equity
Liabilities:
Deposits.............................................  $  769,435   $  760,284
Federal Home Loan Bank Advances......................      47,500       47,750
Accrued Interest Payable on Deposits.................         412        1,605
Advance Payments by Borrowers for Taxes
  and Insurance......................................       1,690          832
Accrued and Other Liabilities........................       5,517        4,787
                                                       ----------    ---------

Total Liabilities....................................     824,554      815,258
                                                       ----------    ---------
Stockholders' Equity:
Preferred Stock of $1 par value; 5,000,000 shares
   authorized -0- shares issued or outstanding........          0            0
Common Stock of $1.00 par value, authorized 25,000,000
   shares, 7,380,671 shares issued....................      7,381        7,381
Additional Paid-in Capital............................     65,935       65,725
Retained Earnings.....................................     55,756       54,660
Unearned Common Stock Held by ESOP....................     (4,437)      (4,612)
Unearned Common Stock Held by RRP Trust...............     (4,383)      (4,476)
Treasury Stock, at cost; 379,411 shares...............     (5,779)      (4,859)
Unrealized Gain (Loss) on Securities, Net of
   Deferred Taxes.....................................        (59)         187
                                                        ----------    ---------
Total Stockholders' Equity............................     114,414      114,006
                                                        ----------    ---------
Total Liabilities and Stockholders' Equity............  $  938,968   $  929,264
                                                        ----------    ---------
                                                        ----------    ---------


                SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in Thousands, Except Per Share Data)

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                      ----------------------
                                                                         1997        1996
                                                                      ----------  ----------
Interest Income:
  Interest on Loans.................................................  $   12,333  $    8,542
  Interest and Dividends on Investment Securities...................       1,647       1,280
  Interest on Mortgage-Backed Securities............................       2,264         837
  Interest on Deposits..............................................         533         801
                                                                      ----------   ---------
Total Interest Income...............................................      16,777      11,460
                                                                      ----------   ---------
Interest Expense:
  Interest on Deposits..............................................       7,977       5,159
  Interest on Federal Home Loan Bank Advances.......................         769         753
                                                                      ----------   ---------

Total Interest Expense..............................................       8,746       5,912
                                                                      ----------   ---------

Net Interest Income.................................................       8,031       5,548


Provision for Loan Losses...........................................         162           8
                                                                      ----------   ---------

Net Interest Income After Provision for Loan Losses.................       7,869       5,540
                                                                      ----------   ---------

Noninterest Income:
  Service Charges on Deposit Accounts................................         713         386
  Late Charges and Other Fees on Loans...............................         200         170
  Other Income.......................................................         376         232
                                                                       ----------   ---------

Total Noninterest Income.............................................        1,289         788
                                                                        ----------   ---------

Noninterest Expense:
  Salaries and Employee Benefits......................................       3,147       1,716
  SAIF Deposit Insurance Premium......................................         111         251
  Depreciation Expense................................................         284         204
  Occupancy Expense...................................................         408         210
  Computer Expense....................................................         339         140
  Net Costs (Income) of Other Real Estate.............................         (24)         19
  Franchise and Shares Tax Expense....................................         240         224
  Amortization of Goodwill and Other Acquired Intangibles.............         401           2
  Other Expenses......................................................       1,232         786
                                                                        ----------  ----------
Total Noninterest Expense.............................................       6,138       3,552
                                                                        ----------  ----------
Income Before Income Tax Expense......................................       3,020       2,776
Income Tax Expense....................................................       1,225         997
                                                                        ----------  ----------
Net Income............................................................  $    1,795  $    1,779
                                                                        ----------  ----------
                                                                        ----------  ----------
Net Income per Common Share...........................................  $     0.29  $     0.26
                                                                        ----------  ----------
                                                                        ----------  ----------
Weighted Average Common Shares Outstanding............................   6,260,524   6,855,958
                                                                        ----------  ----------
                                                                        ----------  ----------


                     SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                         Page 4

                          ISB FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                (Dollars in Thousands)

                                                                                UNEARNED
                                                                   UNEARNED      COMMON                   NET
                                            ADDITIONAL              COMMON       STOCK                UNREALIZED         TOTAL
                                    COMMON   PAID IN    RETAINED  STOCK HELD    HELD BY   TREASURY    GAIN (LOSS)    STOCKHOLDERS'
                                    STOCK    CAPITAL    EARNINGS    BY ESOP    RRP TRUST    STOCK    ON SECURITIES      EQUITY
                                ----------  ---------  ---------- ----------  ----------  --------- ---------------  -------------
Balance, December 31, 1995 ...    $7,381     $65,293     $51,584   ($5,339)        $0      $0             $758        $  119,677
Net Income....................                             1,779                                                           1,779
Cash Dividends Declared.......                              (548)                                                           (548)
Common Stock Released by
  ESOP Trust .................                   107                   184                                                    291
Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale..........                                                                              (397)            (397)
                                ----------  ---------  -----------  ----------  ---------  ---------- -------------   -------------
Balance, March 31, 1996.......    $7,381     $65,400     $52,815    ($5,155)       $0        $0            $361         $  120,802
                                ----------  ---------  -----------  ----------  ---------  ---------- -------------   -------------
                                ----------  ---------  -----------  ----------  ---------  ---------- -------------   -------------


Balance, December 31, 1996....    $7,381     $65,725     $54,660    ($4,612)     ($4,476)   ($4,859)        $187         $  114,006
Net Income....................                             1,795                                                              1,795
Cash Dividends Declared.......                              (699)                                                              (699)
Common Stock Released by
  ESOP Trust .................                   209                     175                                                    384
Common Stock Earned by
  Participants of Recognition
  and Retention Plan Trust ...                      1                                  93                                        94
Treasury Stock Acquired ......                                                                 (920)                           (920)
Change in Unrealized Gain
   (Loss) on Securities
   Available for Sale ........                                                                              (246)              (246)

                                ----------  ---------  -----------  ----------  ---------  ---------- -------------   -------------

Balance, March 31, 1997.......   $7,381      $65,935    $55,756      ($4,437)    ($4,383)    ($5,779)       ($ 59)       $  114,414
                                -----------  ---------  ---------    ---------   ---------  ----------       -----       ----------
                                -----------  ---------  ---------    ---------   ---------  ----------       -----       ----------



                                                 SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)

                                                                           FOR THE THREE MONTHS
                                                                                  ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 31,
                                                                            1997         1996
                                                                         -----------  -----------
Cash Flows from Operating Activities:
Net Income............................................................   $   1,795    $   1,779
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
    Depreciation and Amortization.....................................         719          236
    Provision for Loan Losses.........................................         150            8
    Compensation Expense Recognized on RRP............................          94            0
    Gain on Sale of Premises and Equipment............................           7          (44)
    Loss (Gain) on Sale of Real Estate Owned..........................         (24)          12
    Write-Down of Real Estate Owned to Market Value...................           0            0
    Gain on Loans Sold................................................         (40)           0
    (Gain) Loss on Sale of Investments................................           0            0
    Amortization of Premium/Discount on Investments...................          58          114
    Current Provision for Deferred Income Taxes.......................           0            0
    FHLB Stock Dividends..............................................         (82)         (56)
    Loans Originated for Resale.......................................      (2,503)           0
    Proceeds From Loans Sold to Others................................       2,543            0
    Income Reinvested on Marketable Equity Security...................         (79)         (76)
    ESOP Contribution.................................................         384          292
    Net Change in Securities Classified as Trading....................         (42)          14
    Proceeds from ESOP Note Repayment.................................         841            0
    Changes in Assets and Liabilities:
      Decrease (Increase) in Accrued Interest Receivable..............          41          309
      Decrease (Increase) in Other Assets and Other Liabilities.......       2,040        1,590
                                                                        -----------  -----------
Net Cash Provided by Operating Activities.............................       5,902        4,178
                                                                         -----------  -----------
Cash Flows From Investing Activities:
    Proceeds from Sales of Available for Sale Securities..............           0            0
    Proceeds from Maturities of Held to Maturity Securities...........         340           80
    Proceeds from Maturities of Available for Sale Securities.........      13,500       18,625
    Purchases of Securities Held to Maturity..........................           0            0
    Purchases of Securities Available for Sale........................      (9,998)           0
    Increase in Loans Receivable, Net.................................     (20,806)     (10,392)
    Proceeds from Sale of Premises and Equipment......................           0           92
    Purchases of Premises and Equipment...............................      (1,903)        (236)
    Proceeds from FHLB Stock Redemption...............................           0            0
    Proceeds from Disposition of Real Estate Owned....................         501           26
    Purchases of Mortgage-Backed Securities...........................           0            0
    Principal Collections on Mortgage-Backed Securities...............      10,122        2,264
    Cash Paid In Excess of Cash Received on Bank Acquisitions.........           0            0
    Other Investing Activities........................................           0          (61)
                                                                        -----------  -----------
Net Cash Used in Investing Activities.................................      (8,244)      10,398
                                                                        -----------  -----------
Cash Flows From Financing Activities:
     Net Change in Demand, NOW, Money Market and Savings Deposit......       11,117        3,827
     Net Change in Time Deposits......................................       (1,966)         994
     (Decrease) Increase in Escrow Funds and Miscellaneous Deposits,
        Net............................................................          85         (178)
     Proceeds From FHLB Advances.......................................           0        8,195
     Principal Repayments of FHLB Advances.............................        (250)        (211)
     Proceeds from Issuance of Common Stock............................           0            0
     Dividends Paid to Shareholders....................................        (553)        (509)
     Acquisition of Common Stock by RRP................................           0            0
     Purchase of Treasury Stock........................................        (920)           0

     Stock Conversion Costs Incurred...................................           0            0
                                                                         -----------  -----------
Net Cash Provided by (Used in) Financing Activities....................       7,513       12,118
                                                                         -----------  -----------
Net Increase (Decrease) In Cash and Cash Equivalents...................       5,171       26,694
Cash and Cash Equivalents at Beginning of Year.........................      53,385       51,742
                                                                         -----------  -----------
Cash and Cash Equivalents at End of Year...............................   $  58,556    $  78,436
                                                                         -----------  -----------
                                                                         -----------  -----------
Supplemental Schedule of Noncash Activities:
    Acquisition of Real Estate in Settlement of Loans..................   $      79    $      18
    Transfer of Land and Building to Real Estate Owned.................   $       0    $       0
Supplemental Disclosures:
Cash Paid For:
    Interest on Deposits and Borrowings................................   $   9,167    $   5,896
    Income Taxes.......................................................   $       0    $       0



                   The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

               ISB FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for ISB Financial Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The Company's principal business is conducted through its wholly owned banking subsidiaries, Iberia Savings Bank ("Iberia Savings"), which conducts business from its main office located in New Iberia, Louisiana and 17 full-service branch offices located in the cities of New Iberia, Lafayette, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City and Abbeville and Jefferson Banks ("Jefferson"), which conducts business from its main office in Gretna, Louisiana and six branch offices in the greater New Orleans market area (Iberia Savings and Jefferson are hereinafter referred to collectively as the "Banks"). The Banks' deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Banks are also subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Banks' chartering authority and primary regulator. The Banks are also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Banks are members of the Federal Home Loan Bank of Dallas ("FHLB").

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, the Banks and the Banks' wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) LOANS RECEIVABLE

    Loans receivable (in thousands) at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                        MARCH 31,    DEC. 31,
                                                                           1997        1996
                                                                        ----------  ----------
Mortgage Loans:
  Single-family Residential...........................................  $  388,399  $  386,555
  Multifamily.........................................................       2,020       2,279
  Commercial Real Estate..............................................      28,942      22,961
  Construction........................................................      10,764      14,064
                                                                         ----------  ----------
    Total Mortgage Loans..............................................     430,125     425,859
                                                                        ----------  ----------
Commercial Business Loans.............................................      42,220      36,089
                                                                         ----------  ----------
Consumer Loans:
  Home Equity.........................................................  $   26,876  $   21,646
  Automobile..........................................................       7,243       7,509
  Indirect Automobile.................................................      61,873      52,371
  Mobile Home Loans...................................................       3,894       4,215
  Educational Loans...................................................       9,581       9,345
  Credit Card Loans...................................................       3,790       4,017
  Loans on Savings....................................................      12,232      12,487
  Other...............................................................       4,835       8,225
                                                                        ----------  ----------
    Total Consumer Loans..............................................     130,324     119,815
                                                                        ----------  ----------
    Total Loans Receivable............................................     602,669     581,763
                                                                        ----------  ----------
Less:
Allowance for Loan Losses.............................................      (4,700)     (4,615)
Loans-in-Process......................................................      (6,744)     (6,059)
Prepaid Dealer Participation..........................................       2,968       2,555
Unearned Interest.....................................................        (155)       (143)
Deferred Loan Fees....................................................        (976)       (922)
Discount on Loans Purchased...........................................      (1,366)     (1,460)
                                                                        ----------  ----------
Loans Receivable, Net.................................................  $  591,696  $  571,119
                                                                        ----------  ----------
                                                                        ----------  ----------

(3) EARNINGS PER SHARE

    Earnings per share were based on 6,260,524 weighted average shares outstanding during the three month period ended March 31, 1997. The weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 452,459 for the three month period ended March 31, 1997; (b) the weighted average shares owned by the Recognition Plan and Trust of 295,226 for the three months ending March 31, 1997 and (c) the weighted average shares purchased in Treasury Stock of 377,078.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not believe that the effect of SFAS 128 on the calculation of fully diluted earnings per share for these quarters would be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

    At March 31, 1997, the consolidated assets of the Company totalled $939.0 million, an increase of $9.7 million or 1.0% from December 31, 1996.

    Loans receivable, net, increased by $20.6 million, or 3.6%, to $591.7 million at March 31, 1997, compared to $571.1 million at December 31, 1996. The increase was primarily the result of a $1.8 million, or .5%, increase in single-family residential loans, a $6.0 million, or 26.0%, increase in commercial real estate loans, a $6.1 million, or 17.0%, increase in commercial business loans, a $5.2 million, or 24.2%, increase in home equity loans and a $9.5 million, or 26.3%, increase in indirect automobile loans. Such increases were partially offset by a $3.3 million, or 23.5%, decrease in construction loans and a $3.4 million, or 41.2%, decrease in other consumer loans.

    The increase in loans receivable was funded primarily by the decrease in investment securities available for sale and mortgage-backed securities and by the increase in customer deposits.

    Interest bearing deposits at other institutions increased $5.1 million, or 12.0%, to $47.7 million at March 31, 1997, compared to $42.6 million at December 31, 1996.

    The Company's investment securities available for sale decreased $3.8 million, or 3.8%, to $97.3 million at March 31, 1997, compared to $101.1 million at December 31, 1996. Such decrease was due primarily to the maturity or redemption of $13.5 million of investment securities together with a $373,000 decrease in the market value of such securities which was partially offset by the purchase of $10.0 million of investment securities.

    Mortgage-backed securities decreased $10.2 million, or 6.7%, from December 31, 1996 to March 31, 1997. Such decrease was attributable entirely to repayments.

    Deposits increased $9.2 million, or 1.2%, to $769.4 million at March 31, 1997, compared to $760.3 million at December 31, 1996. Such increase was due to $6.7 million of interest credited, and $2.5 million in net new deposits.

    Advances from the FHLB of Dallas decreased $250,000, or .5%, to $47.5 million at March 31, 1997, compared to $47.8 million at December 31, 1996. The advances are fixed-rate and long term and were used to fund additional originations of fixed-rate, long term single-family residential loans.

    Total stockholders' equity increased $408,000, or .4%, to $114.4 million at March 31, 1997, compared to $114.0 million at December 31, 1996. The increase was the result of the Company's net income of $1.8 million, $384,000 of common stock released by the ESOP and $94,000 of common stock earned by participants of the Recognition and Retention Plan, which was partially offset by the declaration of cash dividends on common stock of $699,000, a $246,000, after deferred taxes, decrease in net unrealized gains on securities available for sale, and $920,000 of stock purchased into treasury.

RESULTS OF OPERATIONS

    The Company reported net income of $1.8 million for the three months ended March 31, 1997, and for the three months ended March 31, 1996. The Company's net interest income increased by $2.5 million and total noninterest income increased by $501,000 during the three months ended March 31, 1997 compared to the first quarter of 1996. Such increases were offset by a $154,000 increase in the provision for loan losses, a $2.6 million increase in noninterest expense and a $228,000 increase in income tax expense.

    The increases in net interest income, non-interest income and non-interest expense are due principally to the two acquisitions completed by the Company in 1996, which were Royal Bankgroup of Acadiana, Inc. ("Royal") of Lafayette, Louisiana, and its wholly owned subsidiary, Bank of Lafayette, and Jefferson Bancorp, Inc. ("Jefferson") of Gretna, Louisiana and its wholly owned subsidiary, Jefferson Federal Savings Bank. The Royal acquisition added $70.2 million of assets and $64.2 million of liabilities for a total cash price of $9.2 million. Goodwill of $3.2 million was recognized in the Royal transaction. The Jefferson acquisition added $266.2 million of assets and $229.4 million of liabilities for a total cash price of $51.8 million. Goodwill of $11.1 million and a core deposit intangible of $3.8 million was recognized in the Jefferson transaction.

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

                                                                 THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------------------------------------
                                                            1997                                1996
                                                -----------------------------     -----------------------------
                                   YIELD/COST                         AVERAGE                          AVERAGE
                                   at March 31,  AVERAGE               YIELD/     AVERAGE               YIELD/
                                       1997      BALANCE    INTEREST   COST(1)    BALANCE    INTEREST   COST(1)
                                  ------------- ----------  ---------  --------  ---------   --------  --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable:
     Mortgage loans...................   7.86%   $414,147    $8,392     8.11%     $340,055    $6,933     8.16%
     Commercial business loans........   9.14      41,295     1,078    10.44        11,492       314    10.93
     Consumer and other loans.........   9.38     126,381     2,863     9.06        52,257     1,295     9.91
                                                 --------    ------               --------    ------
       Total Loans....................   8.34     581,823    12,333     8.48       403,804     8,542     8.46
                                                 --------    ------               --------    ------
Mortgage-backed securities............   6.35     145,667     2,264     6.22        50,674       837     6.61
Investment securities.................   6.26     106,250     1,647     6.20        77,431     1,225     6.33
Other earning assets..................   6.31      35,551       533     6.00        59,951       801     5.34
                                                 --------    ------               --------    ------
  Total interest-earning assets.......   7.68     869,291    16,777     7.72       591,860    11,405     7.71
                                                             ------                           ------
Non-interest-earning assets...........             59,836                           26,741
                                                 --------                         --------
Total assets..........................           $929,127                         $618,601
                                                 --------                         --------
Interest- bearing liabilities:
  Deposits:
    Demand deposits...................   2.05    $136,275       853     2.50    $   65,177       417     2.56
    Passbook savings deposits.........   2.57     120,474       765     2.54        50,598       347     2.74
    Certificates of deposits..........   5.46     468,927     6,359     5.42       320,815     4,395     5.48
                                                 --------    ------               --------    ------
      Total deposits..................   4.21     725,676     7,977     4.40       436,590     5,159     4.73
Borrowings............................   6.54      47,664       769     6.45        45,978       753     6.55
                                                 --------    ------               --------    ------
      Total interest-bearing
        liabilities...................   4.35     773,340     8,746     4.52       482,568     5,912     4.90
                                                             ------                           ------
Non-interest bearing demand deposits..             32,966                            9,951
Non-interest bearing liabilities......              8,709                            5,465
                                                 --------                         --------
      Total liabilities...............            815,015                          497,984
Stockholders Equity...................            114,112                          120,617
                                                 --------                         --------
      Total liabilities and
        stockholders' equity..........           $929,127                         $618,601
                                                 --------                         --------
                                                 --------                         --------
Net interest-earning assets...........           $ 95,951                         $109,292
                                                 --------                         --------
                                                 --------                         --------
Net interest income/interest rate
  spread..............................   3.33%               $8,031     3.20%                 $5,493     2.81%
                                         -----               ------     -----                 ------     -----
                                         -----               ------     -----                 ------     -----
Net interest margin...................                                  3.70%                            3.71%
                                                                        -----                            -----
                                                                        -----                            -----
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities........             112.41%                          122.65%
                                                   -------                          -------
                                                   -------                          -------

------------------------

(1) Annualized.

NET INTEREST INCOME

    Net interest income increased $2.5 million, or 44.8%, to $8.0 million in the three months ended March 31, 1997, compared to $5.5 million in the three months ended March 31, 1996. The increase was due to a $5.3 million, or 46.4%, increase in interest income, which was partially offset by a $2.8 million, or 47.9%, increase in interest expense. The increase in interest income was the result of a $277.4 million, or 46.9%, increase in the average balance of interest-earning assets, together with a 1 basis point (100 basis points being equal to 1%) increase in the yield thereon. The increase in interest expense was the result of a $290.8 million, or 60.3%, increase in the average balance of interest-bearing liabilities which was partially offset by a 38 basis point decrease in the cost thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.20% and 3.70%, respectively, during the three months ended March 31, 1997, compared to 2.81% and 3.71%, respectively, for the comparable period in 1996.

    The increase in average interest-earning assets and interest-bearing liabilities was a result primarily of the two 1996 acquisitions. The improvement in the interest rate spread is attributable in part to the relatively low cost of funds on Jefferson's deposits.

INTEREST INCOME

    The Company's total interest income was $16.8 million for the three months ended March 31, 1997, compared to $11.5 million for the three months ended March 31, 1996. The reasons for the $5.3 million, or 46.4%, increase in interest income were a $3.8 million, or 44.4%, increase in interest income from loans, a $367,000, or 28.7%, increase in interest income from investment securities and a $1.4 million, or 170.5%, increase in interest income from mortgage-backed securities, which was partially offset by a $268,000, or 33.5%, decrease in interest income from other earning assets, primarily interest earning deposits held at the FHLB. The increase in interest income from loans was the result of a $ 178.0 million, or 44.1%, increase in the average balance of loans, together with a 2 basis point increase in the average yield thereon. The increase in interest income on mortgage-backed securities was the result of a $95.0 million, or 187.5%, increase in the average balance of mortgage-backed securities which was partially offset by a 39 basis point decrease in the yield earned thereon. The increase in interest income from investment securities was the result of a $28.9 million, or 37.2%, increase in the average balance of investment securities which was partially offset by a 13 basis point decrease in the yield thereon. The decrease in interest income from other earning assets was the result of a $24.4 million, or 40.7%, decrease in the average balance of other earning assets which was partially offset by a 66 basis point increase in the yield earned thereon.

INTEREST EXPENSE

    The Company's total interest expense was $8.7 million during the three months ended March 31, 1997, compared to $5.9 million for the three months ended March 31, 1996. The primary reason for the $2.8 million, or 47.9%, increase in interest expense was a $2.8 million, or 54.6%, increase in interest expense on deposits due to a $289.1 million, or 66.2%, increase in the average balance of deposits, which was partially offset by a 33 basis point decrease in the average cost thereof. Interest expense paid on advances from the FHLB remained relatively constant at $769,000 and $753,000 for the three months ended March 31, 1997 and 1996, respectively.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $162,000 in the three months ended March 31, 1997 as compared to $8,000 for the same period in 1996. As of March 31, 1997, the ratio of the Company's allowance for loan losses to non-performing loans was 144.0% compared to 180.3% at December 31, 1996.

NONINTEREST INCOME

    Noninterest income increased $501,000, or 63.6%, in the three months ended March 31, 1997 to $1.3 million, compared to $788,000 for the three months ended March 31, 1996. Such increase was due primarily to a $327,000, or 84.7%, increase in service charges on deposit accounts, a $144,000, or 62.1%, increase in other income and a $30,000, or 17.6%, increase in late charges and fees on loans. The increase in service charges on deposit accounts was due in large part to the large number of transaction accounts acquired in the 1996 acquisitions.

NONINTEREST EXPENSE

    Noninterest expense increased $2.6 million, or 72.8%, in the three months ended March 31, 1997 to $6.1 million, compared to $3.6 million in the three months ended March 31, 1996. Such increase was due primarily to the compensation expense resulting from the ESOP and RRP Plan and the ongoing expenses of operating 11 additional branches, nine of which were acquired in the Royal and Jefferson transactions.

    Salaries and employee benefits increased $1.4 million, or 83.4%, occupancy expense increased $198,000 or 94.3%, computer expense increased $199,000 or 142.1%, goodwill amortization increased $399,000 and other noninterest expense increased $446,000, or 56.7%. The SAIF Deposit insurance premium decreased $140,000 due to the recapitalization of the SAIF fund, offset partially by the increase in deposits, principally from the 1996 acquisitions.

INCOME TAX EXPENSE

    Income tax expense increased $228,000, or 22.9%, in the three months ended March 31, 1997 to an expense of $1.2 million, compared to $1.0 million for the three months ended March 31, 1996. The increase in income tax expense reflects an increase in income before income taxes and an increase in the effective rate due to the nondeductible goodwill amortization associated with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings. At March 31, 1997, the Company had $47.5 million in outstanding advances from the Federal Home Loan Bank of Dallas.

    Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $28.4 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $61.7 million. Certificates of deposit scheduled to mature in six months or less at March 31, 1997 totalled $169.1 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

    At March 31, 1997, the Company and its subsidiaries had regulatory capital which was well in excess of regulatory requirements. The current requirements and the Company's actual levels as of March 31, 1997 are detailed below (dollars in thousands):


                               REQUIRED CAPITAL         ACTUAL CAPITAL
                            ----------------------  -----------------------

                             AMOUNT      PERCENT      AMOUNT      PERCENT
                            ---------  -----------  ----------  -----------
Tier 1 Leverage...........  $  28,169        3.00%  $   97,011       10.33%
Tier 1 Risk- Based........  $  19,299        4.00%  $   97,011       20.11%
Total Risk-Based..........  $  38,597        8.00%  $  101,711       21.08%

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not applicable.

ITEM 5.   OTHER INFORMATION
          -----------------

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a) Not applicable.

          b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ISB FINANCIAL CORPORATION


                                       By: /s/ Larrey G. Mouton
    Date: May 12, 1997                     Larrey G. Mouton, President and
                                             Chief Executive Officer


    Date: May 12, 1997                 By: /s/ William M. Lahasky
                                           William M. Lahasky, Vice President
                                           and Chief Financial Officer