Form 10-Q
period 1997-06-30
ISB FINANCIAL CORP/LA
filed 1997-08-13
CIK 933141

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to ___________


                          Commission File Number 0-25756

                             ISB Financial Corporation
  ----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             Louisiana                                    72-1280718
    -------------------------------                  ---------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification Number)

     1101 East Admiral Doyle Drive
        New Iberia, Louisiana                                 70560
    --------------------------------                  ---------------------
(Address of principal executive office)                    (Zip Code)


     Registrant's telephone number, including area code: (318) 365-2361

                   Common Stock (par value $1.00 per share)
                ---------------------------------------------
                                (Title of Class)


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

          As of July 30, 1997, 6,900,710 shares of the Registrant's common stock were issued and outstanding. Of that total, 590,069 shares are held by the Registrant's Employee Stock Ownership Plan, of which 426,327 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                 Page
                                                                 ----
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          (As of June 30, 1997 and December 31, 1996)..............  3

          Consolidated Statements of Income (For the three
          months and six months ended June 30, 1997 and 1996)......  4

          Consolidated Statements of Stockholders' Equity (For
          the six months ended June 30, 1997 and 1996).............  5

          Consolidated Statements of Cash Flows (For the six
          months ended June 30, 1997 and 1996).....................  6

          Notes to Consolidated Financial Statements...............  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations............ 10

Part II.  Other Information

Item 1.   Legal Proceedings........................................ 18
Item 2.   Changes in Securities.................................... 18
Item 3.   Defaults Upon Senior Securities.......................... 18
Item 4.   Submission of Matters to a Vote of Security Holders...... 18
Item 5.   Other Information........................................ 18
Item 6.   Exhibits and Reports on Form 8-K......................... 18

Signatures......................................................... 19

                 ISB FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                (Dollars in Thousands, Except Per Share Data)


                                                                         June 30,   December 31,
                                                                           1997         1996
                                                                        ----------  ------------
                                   Assets
Cash and Cash Equivalents:
  Cash on Hand and Due from Banks.....................................   $ 13,412     $ 10,822
  Interest Bearing Deposits...........................................     24,090       42,563
Investment Securities:
  Held to Maturity (fair value of $1,814 and
    $2,218, respectively).............................................      1,810        2,216
  Available for Sale, at fair value...................................    104,397      101,144
  Trading Account Securities, at fair value...........................        480          364
Mortgage-Backed Securities Held to Maturity
  (fair value of $134,423 and $150,014, respectively).................    134,508      150,669
Loans Receivable, Net.................................................    616,031      571,119
Real Estate Owned.....................................................        560          978
Premises and Equipment, Net...........................................     17,643       15,483
Federal Home Loan Bank Stock, at Cost.................................      5,978        5,808
Accrued Interest Receivable...........................................      5,928        5,667
Goodwill and Acquisition Intangibles..................................     17,021       17,807
Other Assets..........................................................      5,249        4,624
                                                                         --------     --------
Total Assets..........................................................   $947,107     $929,264
                                                                         --------     --------
                                                                         --------     --------
                     Liabilities and Stockholders' Equity
Liabilities:
Deposits..............................................................   $776,590     $760,284
Federal Home Loan Bank Advances.......................................     47,247       47,750
Advance Payments by Borrowers for Taxes and Insurance.................      1,816        1,605
Accrued Interest Payable on Deposits..................................        470          832
Accrued and Other Liabilities.........................................      6,955        4,787
                                                                         --------     --------
Total Liabilities.....................................................    833,078      815,258
                                                                         --------     --------

Stockholders' Equity:
Preferred Stock of $1 par value; 5,000,000 shares authorized..........          0            0
   -0- shares issued or outstanding
Common Stock of $1.00 par value, authorized 25,000,000 shares,
   7,380,671 shares issued............................................      7,381        7,381
Additional Paid-in Capital............................................     66,150       65,725
Retained Earnings (Substantially Restricted)..........................     56,865       54,660
Unearned Common Stock Held by ESOP....................................     (4,263)      (4,612)
Unearned Common Stock Held by RRP Trust...............................     (4,276)      (4,476)
Treasury Stock, at cost; 479,961 shares...............................     (7,948)      (4,859)
Unrealized Gain on Securities, Net of Deferred Taxes..................        120          187
                                                                         --------     --------
Total Stockholders' Equity............................................    114,029      114,006
                                                                         --------     --------

Total Liabilities and Stockholders' Equity............................   $947,107     $929,264
                                                                         --------     --------
                                                                         --------     --------

          See Notes to Unaudited Consolidated Financial Statements

                  ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                          For the Three Months  For the Six Months
                                                              Ended June 30,      Ended June 30,
                                                          --------------------   -----------------
                                                             1997       1996      1997      1996
                                                           --------   --------  --------  --------
Interest Income:
  Interest on Loans......................................   $12,799   $ 9,651   $25,132   $18,193
  Interest and Dividends on Investment Securities........     1,522     1,046     3,169     2,326
  Interest on Mortgage-Backed Securities.................     2,214       772     4,478     1,609
  Interest on Deposits...................................       493       939     1,026     1,740
                                                            -------   -------   -------   -------
Total Interest Income....................................    17,028    12,408    33,805    23,868
                                                            -------   -------   -------   -------
Interest Expense:
  Interest on Deposits...................................     8,261     5,481    16,238    10,640
  Interest on Federal Home Loan Bank Advances............       773       787     1,542     1,540
                                                            -------   -------   -------   -------
Total Interest Expense...................................     9,034     6,268    17,780    12,180
                                                            -------   -------   -------   -------
Net Interest Income......................................     7,994     6,140    16,025    11,688
Provision for Loan Losses................................       242         9       404        17
                                                            -------   -------   -------   -------
Net Interest Income After Provision for Loan Losses......     7,752     6,131    15,621    11,671
                                                            -------   -------   -------   -------
Noninterest Income:
  Service Charges on Deposit Accounts....................       798       445     1,511       831
  Late Charges and Other Fees on Loans...................       326       223       526       393
  Other Income...........................................       416       217       792       449
                                                            -------   -------   -------   -------
Total Noninterest Income.................................     1,540       885     2,829     1,673
                                                            -------   -------   -------   -------

Noninterest Expense:
  Salaries and Employee Benefits.........................     3,164     2,041     6,311     3,757
  SAIF Deposit Insurance Premium.........................       114       257       225       508
  Depreciation Expense...................................       278       242       562       446
  Occupancy Expense......................................       418       279       826       489
  Computer Expense.......................................       271       142       610       282
  Net Costs (Income) of Other Real Estate................       (35)        6       (59)       25
  Franchise and Shares Tax Expense.......................       234       223       474       447
  Amortization of Goodwill and Other Acquired
     Intangibles.........................................       382        38       783        40
  Other Expenses.........................................     1,558       880     2,790     1,666
                                                            -------   -------   -------   -------
Total Noninterest Expense................................     6,384     4,108    12,522     7,660
                                                            -------   -------   -------   -------
Income Before Income Tax Expense.........................     2,908     2,908     5,928     5,684
Income Tax Expense.......................................     1,156     1,054     2,381     2,051
                                                            -------   -------   -------   -------
Net Income...............................................   $ 1,752   $ 1,854   $ 3,547   $ 3,633
                                                            -------   -------   -------   -------
                                                            -------   -------   -------   -------
Earnings Per Share--Primary and Fully Diluted............   $  0.27   $  0.27   $  0.55   $  0.53
                                                            -------   -------   -------   -------
                                                            -------   -------   -------   -------

       See Notes to Unaudited Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                          (Dollars in Thousands)

                                                                           Unearned
                                                              Unearned      Common                     Net
                                      Additional               Common        Stock                  Unrealized        Total
                             Common    Paid In    Retained   Stock Held     Held By    Treasury     Gain (Loss)    Stockholders'
                              Stock    Capital    Earnings     By ESOP     RRP Trust     Stock     On Securities      Equity
                             ------  -----------  ---------  -----------  -----------  ---------  ---------------  ------------

Balance, January 1, 1996...  $7,381    $  65,293   $  51,584   ($  5,339)   $       0   $       0     $     758      $  119,677
Net Income.................                            3,633                                                              3,633
Cash Dividends Declared....                           (1,095)                                                            (1,095)
Common Stock Released by
  ESOP Trust...............                  211                     367                                                    578
Common Stock Acquired by
  Management Recognition
  Plan Trust...............                                                   (4,687)                                    (4,687)
Common Stock earned by
  Participants of
  Management Recognition
  Plan.....................                                                       31                                         31
Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale.......                                                                                (592)         (592)
                             ------    ---------   ---------   ---------    ---------   ---------     ---------      ----------
Balance, June 30, 1996.....  $7,381    $  65,504   $  54,122   ($  4,972)   ($  4,656)  $       0     $     166      $  117,545
                             ------    ---------   ---------   ---------    ---------   ---------     ---------      ----------
                             ------    ---------   ---------   ---------    ---------   ---------     ---------      ----------

Balance, January 1, 1997...  $7,381    $  65,725   $  54,660   ($  4,612)   ($  4,476)  ($  4,859)    $     187      $  114,006
Net Income.................                            3,547                                                              3,547
Cash Dividends Declared....                           (1,342)                                                            (1,342)
Common Stock Released by
  ESOP Trust...............                  424                     349                                                    773
Common Stock Earned by
  Participants of
  Recognition and Retention
  Plan Trust...............                    1                                  200                                       201
Treasury Stock Acquired....                                                                (3,089)                       (3,089)
Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale.......                                                                                 (67)            (67)
                             ------    ---------   ---------   ---------    ---------   ---------     ---------      ----------
Balance, June 30, 1997.....  $7,381    $  66,150   $  56,865   ($  4,263)   ($  4,276)  ($  7,948)    $     120      $  114,029
                             ------    ---------   ---------   ---------    ---------   ---------     ---------      ----------
                             ------    ---------   ---------   ---------    ---------   ---------     ---------      ----------

           See Notes to Unaudited Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                             For the
                                                                           Six Months
                                                                              Ended
                                                                          -------------
                                                                       June 30,   June 30,
                                                                        1997       1996
                                                                      ---------  ---------
Cash Flows from Operating Activities:
Net Income...........................................................   $ 3,547    $ 3,633

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation and Amortization......................................    1,415        551
   Provision for Loan Losses..........................................      404         17
   Compensation Expense Recognized on RRP.............................      201         31
   Loss (Gain) on Sale of Premises and Equipment......................        7        (57)
   Loss (Gain) on Sale of Real Estate Owned...........................      (64)        16
   Write-Down of Real Estate Owned to Market Value....................        0          0
   Gain on Loans Sold.................................................      (91)         0
   (Gain) Loss on Sale of Investments.................................        0          0
   Amortization of Premium/Discount on Investments....................      170        242
   Current Provision for Deferred Income Taxes........................        0          0
   FHLB Stock Dividends...............................................     (170)      (114)
   Loans Originated for Resale........................................   (6,827)         0
   Proceeds From Loans Sold to Others.................................    6,918          0
   Income Reinvested on Marketable Equity Security....................     (163)      (151)
   ESOP Contribution..................................................      773        574
   Net Change in Securities Classified as Trading.....................     (116)    (2,291)
   Changes in Assets and Liabilities:
     Decrease (Increase) in Accrued Interest Receivable...............     (261)       250
     Decrease (Increase) in Other Assets and Other Liabilities........      263         76
                                                                        -------  ---------
Net Cash Provided by Operating Activities.............................    6,006      2,777
                                                                        -------  ---------
Cash Flows From Investing Activities:
   Proceeds from Sales of Available for Sale Securities...............        0          0
   Proceeds from Maturities of Held to Maturity Securities............      406      2,142
   Proceeds from Maturities of Available for Sale Securities..........   27,000     23,625
   Purchases of Securities Held to Maturity...........................        0     (1,576)
   Purchases of Securities Available for Sale.........................  (30,335)    (2,995)
   Increase in Loans Receivable, Net..................................  (45,537)   (26,770)
   Proceeds from ESOP Note Repayment..................................      841          0
   Proceeds from Sale of Premises and Equipment.......................        0        128
   Purchases of Premises and Equipment................................   (2,820)    (1,035)
   Proceeds from FHLB Stock Redemption................................        0          0
   Proceeds from Disposition of Real Estate Owned.....................      703         53
   Purchases of Mortgage-Backed Securities............................        0          0
   Principal Collections on Mortgage-Backed Securities................   16,134      4,219
   Cash Paid In Excess of Cash Received on Bank Acquisitions..........        0      5,614
   Other Investing Activities.........................................        0        (75)
                                                                        -------    -------
Net Cash Provided by (Used in) Investing Activities...................  (33,608)     3,330
                                                                        -------    -------

Cash Flows From Financing Activities:
   Net Change in Demand, NOW, Money Market and Savings Deposit........      (78)     6,118
   Net Change in Time Deposits........................................   16,384      1,165
   (Decrease) Increase in Escrow Funds and Miscellaneous
     Deposits, Net....................................................       211        (14)
   Proceeds From FHLB Advances........................................         0      8,195
   Principal Repayments of FHLB Advances..............................      (503)      (449)
   Proceeds from Issuance of Common Stock.............................         0          0
   Dividends Paid to Shareholders.....................................    (1,206)    (1,056)
   Acquisition of Common Stock by RRP.................................         0     (4,687)
   Purchase of Treasury Stock.........................................    (3,089)         0
   Stock Conversion Costs Incurred....................................         0          0
                                                                        --------   --------
Net Cash Provided by (Used in) Financing Activities...................    11,719      9,272
                                                                        --------   ---------
Net Increase (Decrease) In Cash and Cash Equivalents.................    (15,883)    15,379
Cash and Cash Equivalents at Beginning of Year.......................     53,385     51,742
                                                                        --------   --------
Cash and Cash Equivalents at End of Period...........................   $ 37,502   $ 67,121
                                                                        ---------  --------
                                                                        ---------  --------
Supplemental Schedule of Noncash Activities:
    Acquisition of Real Estate in Settlement of Loans................   $    221   $    108

Supplemental Disclosures:
Cash Paid For:
   Interest on Deposits and Borrowings...............................   $ 18,143   $ 11,807
   Income Taxes......................................................   $  2,075   $  1,663

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

BUSINESS

The Company's principal business is conducted through it's wholly owned subsidiaries, Iberia Savings Bank, which conducts business from its main office located in New Iberia, Louisiana and 18 full-service branch offices located in the cities of New Iberia, Lafayette, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City and Abbeville and Jefferson Bank, which conducts business from its main office located in Gretna, Louisiana and 7 full-service branch offices located in the cities of Gretna, Marrero, River Ridge, Metairie, New Orleans and Kenner. The Banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. The Company has previously announced its intentions to merge Jefferson Bank with and into Iberia Savings Bank and to convert Iberia Savings Bank to a Louisiana chartered commercial bank. It is anticipated that the transactions will be consummated in the third quarter of 1997. The Banks are subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Banks' chartering authority and primary regulator. The Banks are also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Banks are members of the Federal Home Loan Bank of Dallas ("FHLB").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Banks and the Banks' wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) LOANS RECEIVABLE

    Loans receivable (in thousands) at June 30, 1997 and December 31, 1996 consisted of the following:

                                                 June 30,    Dec. 31,
                                                   1997        1996
                                                ----------  ----------
Mortgage Loans:
   Single-Family Residential..................  $  385,745  $  386,555
   Multifamily................................       2,298       2,279
   Commercial Real Estate.....................      35,560      22,961
   Construction...............................      11,343      14,064
                                                ----------  ----------
     Total Mortgage Loans.....................     434,946     425,859
                                                ----------  ----------
Commercial Business Loans.....................      44,878      36,089
                                                ----------  ----------
Consumer Loans:
   Home Equity................................  $   28,438  $   25,918
   Automobile.................................       8,026       7,509
   Indirect Automobile........................      76,037      52,371
   Mobile Home Loans..........................       3,630       4,215
   Educational Loans..........................       9,385       9,345
   Credit Card Loans..........................       3,802       4,017
   Loans on Savings...........................      12,334      12,487
   Other......................................       5,125       3,953
                                                ----------  ----------
     Total Consumer Loans.....................     146,777     119,815
                                                ----------  ----------
     Total Loans Receivable...................     626,601     581,763
                                                ----------  ----------
Adjustments:
Allowance for Loan Losses.....................      (4,960)     (4,615)
Loans-in-Process..............................      (6,872)     (6,059)
Prepaid Dealer Participation..................       3,575       2,555
Unearned Interest.............................        (157)       (143)
Deferred Loan Fees, Net.......................        (868)       (922)
Discount on Loans Purchased...................      (1,288)     (1,460)
                                                ----------  ----------
Loans Receivable, Net.........................  $  616,031  $  571,119
                                                ----------  ----------
                                                ----------  ----------

(3) EARNINGS PER SHARE

Primary earnings per share were based on 6,421,433 weighted average shares outstanding during the three month period ended June 30, 1997 and 6,438,482 weighted average shares outstanding during the six months ended June 30, 1997. Fully diluted earnings per share were based on 6,470,182 weighted average shares outstanding during the three month period ended June 30, 1997 and 6,480,341 weighted average shares outstanding during the six months ended June 30, 1997. For the three months ended June 30, 1997, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 435,012; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 285,775 and (c) the weighted average shares purchased in Treasury Stock of 459,201. For the six months ended June 30, 1997, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 443,734; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 290,475 and (c) the weighted average shares purchased in Treasury Stock of 416,074.

In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not believe that the effect of SFAS 128 on the calculation of fully diluted earnings per share for these quarters would be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

At June 30, 1997, the consolidated assets of the Company totalled $947.1 million, an increase of $17.8 million or 1.9% from December 31, 1996.

Loans receivable, net, increased by $44.9 million, or 7.9%, to $616.0 million at June 30, 1997, compared to $571.1 million at December 31, 1996. Such increase was the result of a $12.6 million, or 54.9%, increase in commercial real estate loans, a $8.8 million, or 24.4%, increase in commercial business loans, a $2.5 million, or 9.7%, increase in home equity loans, a $23.7 million, or 45.2%, increase in indirect automobile loans and a $1.2 million, or 29.6%, increase in other consumer loans. Such increases were partially offset by a $2.7 million, or 19.3%, decrease in construction loans. The changes in the loan portfolio reflects management's efforts to increase the originations of commercial real estate, commercial business and indirect automobile loans. Such loans generally are considered to involve more risk than 1-4 family residential mortgage loans, but generally have higher yields. For additional information on loans, see Note 2 to the Notes to Consolidated Financial Statements.

The increase in loans receivable was funded primarily by a decrease in interest bearing deposits at other institutions, a decrease in mortgage-backed securities and by an increase in customer deposits.

Interest bearing deposits at other institutions decreased $18.5 million, or 43.4%, to $24.1 million at June 30, 1997, compared to $42.6 million at December 31, 1996.

The Company's investment securities available for sale increased $3.3 million, or 3.2%, to $104.4 million at June 30, 1997, compared to $101.1 million at December 31, 1996. Such increase was the result of the purchase of $30.3 million of investment securities, which was partially offset by the maturity or redemption of $27.0 million of investment securities together with a $102,000 decrease in the market value of such securities and $130,000 of net premium amortization on such securities.

Mortgage-backed securities decreased $16.2 million, or 10.7%, from December 31, 1996 to June 30, 1997. Such decrease was attributable entirely to repayments.

Deposits increased $16.3 million, or 2.1%, to $776.6 million at June 30, 1997, compared to $760.3 million at December 31, 1996. Such increase was due to $3.1 million of net new deposits together with $13.2 million of interest credited.

Advances from the FHLB of Dallas decreased $503,000, or 1.1%, to $47.2 million at June 30, 1997, compared to $47.8 million at December 31, 1996. The decrease in advances was attributable to shceduled payments made. The advances are amortizing, fixed-rate and long term and were used to fund additional originations of fixed-rate, long term single-family residential loans.

Total stockholders' equity increased $23,000 to $114.0 million at June 30, 1997. The increase was the result of the Company's net income of $3.5 million, $773,000 of common stock released by the ESOPand $201,000 of common stock earned by participants of the

Recognition and Retention Plan, which was partially offset by the declaration of cash dividends on common stock of $1.3 million, a $67,000, after deferred taxes, decrease in net unrealized gains on securities available for sale, and $3.1 million of stock repurchased into treasury.

RESULTS OF OPERATIONS

The Company reported net income of $1.8 million for the three months ended June 30, 1997, compared to $1.9 million earned during the three month period ended June 30, 1996. The Company's net interest income increased by $1.9 million and total noninterest income increased by $655,000 during the three months ended June 30, 1997 compared to the second quarter of 1996. Such increases were offset by a $233,000 increase in provision for loan losses, a $2.3 million increase in noninterest expense and a $102,000 increase in income tax expense. The increase in noninterest expense includes an increase of $324,000 in the amortization of goodwill and other acquired intangibles.

For the six months ended June 30, 1997 the Company earned $3.5 million compared to $3.6 million for the same period of 1996. The Company's net interest income increased $4.3 million and total noninterest income increased $1.2 million during the six months ended June 30, 1997 compared to the first six months of 1996. Such increases were offset by a $387,000 increase in provision for loan losses, a $4.9 million increase in noninterest expense and a $330,000 increase in income tax expense when comparing the first six months of 1997 to the same period of 1996. The increase in noninterest expense includes an increase of $743,000 in the amortization of goodwill and other acquired intangibles.

The increases in net interest income, noninterest income and noninterest expense are due pricipally to the two acquisitions completed by the Company in 1996, which were Royal Bankgroup of Acadiana, Inc. ("Royal") of Lafayette, Louisiana, and its wholly owned subusidiary, Bank of Lafayette, and Jefferson Bancorp, Inc. ("Jefferson") of Gretna, Louisiana and its wholly owned subsidiary, Jefferson Federal Savings Bank. The Royal acquisition added $70.2 million of assets and $64.2 million of liabilities for a total cash price of $9.2 million. Goodwill of $3.2 million was recognized in the Royal transaction. The Jefferson acquisition added $266.2 million of assets and $229.4 of liabilities for a total cash price of $51.8 million. Goodwill of $11.1 million and a core deposit intangible of $3.8 million was recognized in the Jefferson transaction.

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


                                                                      Three Months Ended June 30,
                                                     ------------------------------------------------------------------
                                                                  1997                             1996
                                                     -------------------------------  ---------------------------------
                                     Yield/Cost                            Average                           Average
                                     At June 30,      Average               Yield/     Average                Yield/
                                         1997         Balance   Interest    Cost(1)    Balance   Interest     Cost(1)
                                    -------------    ---------  ---------  ---------  ---------  ---------  -----------
                                                                        (Dollars in Thousands)
Interest-earning assets:
  Loans receivable:
    Mortgage loans                       7.84%        $421,252   $ 8,595     8.16%     $348,870   $ 7,200      8.26%
    Commercial business loans            9.42           43,329     1,118    10.32        22,194       511      9.21
    Consumer and other loans             9.59          139,929     3,086     8.82        74,000     1,940     10.49
                                                      --------   -------               --------   -------
       Total Loans                       8.37          604,510    12,799     8.47       445,064     9,651      8.67
                                                      --------   -------               --------   -------
Mortgage-backed securities               6.43          138,356     2,214     6.40        51,908       772      5.95
Investment securities                    6.71          105,883     1,522     5.75        67,090     1,046      6.24
Other earning assets                     6.17           29,443       493     6.70        71,232       939      5.27
                                                      --------   -------               --------   -------
  Total interest-earning assets          7.81          878,192    17,028     7.76       635,294    12,408      7.81
Non-interest-earning assets                             64,004   -------                 33,925   -------
                                                      --------                         --------
        Total assets                                  $942,196                         $669,219
                                                      --------                         --------
                                                      --------                         --------

Interest-bearing liabilities:
  Deposits:
    Demand deposits                      2.04         $137,935       920     2.67      $ 98,403       491      2.00
    Passbook savings deposits            2.60          118,804       765     2.58        58,403       402      2.75
    Certificates of deposits             5.66          477,798     6,576     5.51       334,927     4,588      5.48
                                                      --------   -------               --------   -------
       Total deposits                    4.52          734,537     8,261     4.50       491,733     5,481      4.46
Borrowings                               6.54           47,413       773     6.52        48,392       787      6.51
                                                      --------   -------               --------   -------
       Total interest-bearing
         liabilities                     4.64          781,950     9,034     4.62       540,125     6,268      4.64
Non-interest bearing demand deposits                    36,192
Non-interest bearing liabilities                        10,247                            6,441
                                                      --------                         --------
       Total liabilities                               828,389                          546,566
Stockholders' Equity                                   113,807                          122,653
                                                      --------                         --------
       Total liabilities and
         stockholders' equity                         $942,196                         $669,219
                                                      --------                         --------
                                                      --------                         --------
Net interest-earning assets                           $ 96,242                         $ 95,169
                                                      --------                         --------
                                                      --------                         --------
Net interest income/interest rate
  spread                                 3.17%                   $ 7,994     3.13%                 $6,140      3.17%
                                         ----                    -------     ----                 -------      ----
Net interest margin                                                          3.64%                             3.87%
                                                                             ----                              ----
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities                          112.31%                          117.62%
                                                        ------                           ------




                                                                 Six Months Ended June 30,
                                          --------------------------------------------------------------------
                                                        1997                              1996
                                          ---------------------------------  --------------------------------
                                                                  Average                            Average
                                           Average                 Yield/     Average                 Yield/
                                           Balance    Interest     Cost(1)    Balance    Interest     Cost(1)
                                          ---------  -----------  ---------  ---------  ----------  ---------
                                                                    (Dollars in Thousands)
Interest-earning assets:
  Loans receivable:
    Mortgage loans                         $417,720    $16,987       8.13%    $344,465    $14,133     8.21%
    Commercial business loans                42,568      2,196      10.32       16,847        825     9.79
    Consumer and other loans                133,266      5,949       8.93       63,124      3,235    10.25
                                           --------    -------                --------    -------
        Total Loans                         593,554     25,132       8.47      424,436     18,193     8.57
                                           --------    -------                --------    -------
Mortgage-backed securities                  141,992      4,478       6.31       51,291      1,609     6.27
Investment securities                       106,261      3,169       5.96       72,262      2,326     6.44
Other earning assets                         32,487      1,026       6.32       65,591      1,740     5.31
                                           --------    -------                --------    -------
  Total interest-earning assets             874,294     33,805       7.73      613,580     23,868     7.78
Non-interest-earning assets                  61,058    -------                  30,348    -------
                                           --------                           --------
  Total assets                             $935,352                           $643,928
                                           --------                           --------
                                           --------                           --------
Interest-bearing liabilities:
  Deposits:
    Demand deposits                        $137,112      1,773       2.59     $ 86,767        908     2.09
    Passbook savings deposits               119,633      1,530       2.56       54,500        749     2.75
    Certificates of deposits                473,388     12,935       5.46      327,871      8,983     5.48
                                           --------    -------                --------    -------
        Total deposits                      730,133     16,238       4.45      469,138     10,640     4.54
Borrowings                                   47,538      1,542       6.49       47,185      1,540     6.53
                                           --------    -------                --------    -------
        Total interest-bearing
          liabilities                       777,671     17,780       4.57      516,323     12,180     4.72
Non-interest bearing demand
  deposits                                   34,589
Non-interest bearing liabilities              9,132                              5,970
                                           --------                           --------
        Total liabilities                   821,392                            522,293
Stockholders' Equity                        113,960                            121,635
                                           --------                           --------
Total liabilities and
  stockholders' equity                     $935,352                           $643,928
                                           --------                           --------
                                           --------                           --------

Net interest-earning                       $ 96,623                           $ 97,257
                                           --------                           --------
                                           --------                           --------
Net interest income/interest rate
  spread                                               $16,025       3.16%                $11,688     3.06%
                                                       -------       ----                 -------     ----
Net interest margin                                                  3.67%                            3.81%
                                                                     ----                             ----
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities             112.42%                            118.84%
                                           ------                             ------

------------------------

(1) Annualized.

Net Interest Income

Net interest income increased $1.9 million, or 30.2%, to $8.0 million in the three months ended June 30, 1997, compared to $6.1 million in the three months ended June 30, 1996. The increase was due to a $4.6 million, or 37.2%, increase in interest income, which was partially offset by a $2.8 million, or 44.1%, increase in interest expense. The increase in interest income was the result of a $242.9 million, or 38.2%, increase in the average balance of interest-earning assets, which was partially offset by a five basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $241.8 million, or 44.8%, increase in the average balance of interest-bearing liabilities, which was partially offset by a two basis point decrease in the cost thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.13% and 3.64%, respectively, during the three months ended June 30, 1997, compared to 3.17% and 3.87%, respectively, for the comparable period in 1996.

The increase in average interest-earning assets and interest-bearing liabilities was the result primarily of the two 1996 acquisitions.

For the six month period ending June 30, 1997, net interest income increased $4.3 million, or 37.1%, to $16.0 million compared to $11.7 million for the same period in 1996. The increase was due to a $9.9 million, or 41.6%, increase in interest income, which was partially offset by a $5.6 million, or 46.0%, increase in interest expense. The increase in interest income was the result of a $260.7 million, or 42.5%, increase in the average balance of interest-earning assets, which was partially offset by a five basis point decrease in the yield thereon. The increase in interest expense was the result of a $261.3 million, or 50.6%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 15 basis point decrease in the cost thereon. The Company's interest rate spread and net interest margin amounted to 3.16% and 3.67%, respectively, during the six months ended June 30, 1997, compared to 3.06% and 3.81%, respectively, for the comparable period in 1996.

Interest Income

The Company's total interest income was $17.0 million for the three months ended June 30, 1997, compared to $12.4 million for the three months ended June 30, 1996. The reasons for the $4.6 million, or 37.2%, increase in interest income were a $3.1 million, or 32.6%, increase in interest income from loans, a $476,000, or 45.5%, increase in interest and dividends on investment securities and a $1.4 million, or 186.8%, increase in interest income from mortgage-backed securities, which was partially offset by a $446,000, or 47.5%, decrease in interest on deposits held at other financial institutions. The increase in interest income from loans was the result of a $159.4 million, or 35.8%, increase in the average balance of loans, which was partially offset by a 20 basis point decrease in the yield earned thereon. The increase in interest and dividends on investment securities was the result of a $38.8 million, or 57.8%, increase in the average balance of investment securities, which was partially offset by a 49 basis point decrease in the yield earned thereon. The increase in interest income from mortgage-backed securities was the result of a $86.4 million, or 166.5%, increase in the average balance of mortgage-backed securities, together with a 45 basis point increase in the yield earned thereon. The decrease in interest on other earning assets, primarily deposits at other financial institutions, was the result of a $41.8 million, or 58.7%, decrease in the average balance of other earning assets, which was partially offset by a 143 basis point increase in the yield earned thereon.

For the six months ended June 30, 1997, total interest income was $33.8 million compared to $23.9 million for the same period in 1996. The reasons for the $9.9 million, or 41.6%, increase in interest income were a $6.9 million, or 38.1%, increase in interest income from loans, a $843,000, or 36.2%, increase in interest and dividends from investment securities and a $2.9 million, or 178.3%, increase in interest income from mortgage-backed securities, which was partially offset by a $714,000, or 41.0%, decrease in interest income from deposits held at other financial institutions. The increase in interest income from loans was the result of a $169.1 million, or 39.8%, increase in the average balance of loans, which was partially offset by a 10 basis point decrease in the yield earned thereon. The increase in interest and dividends on investment securities was the result of a $34.0 million, or 47.0%, increase in the average balance of investment securities, which was partially offset by a 48 basis point decrease in the yield earned thereon. The increase in interest income from mortgage-backed securities was the result of a $90.7 million, 176.8%, increase in the average balance of mortgage-backed securities, together with a 4 basis point increase in the yield earned thereon. The decrease in interest income from other earning assets was the result of a $33.1 million, or 50.5%, decrease in the average balance of other earning assets, which was partially offset by a 101 basis point increase in the yield earned thereon.

Interest Expense

The Company's total interest expense was $9.0 million during the three months ended June 30, 1997, compared to $6.3 million for the three months ended June 30, 1996. The reason for the $2.8 million, or 44.1%, increase in interest expense was a $2.8 million, or 50.7%, increase in interest expense on deposits due to a $242.8 million, or 49.4%, increase in the average balance of deposits, together with a four basis point increase in the average cost thereof, which was partially offset by a $14,000, or 1.8%, decrease in interest expense paid on advances from the FHLB due to a $979,000, or 2.0%, decrease in the average balance of advances, which was partially offset by a one basis point increase in the cost thereof. The borrowings from the FHLB are used to fund fixed-rate, long term single-family residential loans.

For the six months ended June 30, 1997, the company's total interest expense was $17.8 million, compared to $12.2 million for the same period in 1996. The reason for the $5.6 million, or 46.0%, increase in interest expense was a $5.6 million, or 52.6%, increase in interest expense on deposits due to a $261.0 million, or 55.6%, increase in the average balance of deposits, which was partially offset by a nine basis point decrease in the cost thereof. Interest expense on borrowings remained unchanged at $1.5 million for the six months ended June 30, 1997 and 1996.

Provision For Loan Losses

The provision for loan losses was $242,000 in the three months ended June 30, 1997 as compared to $9,000 for the same period in 1996. The increased provision for loan losses was due to the increase in net loans experienced during the period. As of June 30, 1997, the ratio of the Company's allowance for loan losses to non-performing loans was 224.4%.

The provision for loan losses was $404,000 in the six months ended June 30, 1997, compared to $17,000 for the same period in 1996.

Noninterest Income

Noninterest income increased $655,000, or 74.0%, in the three months ended June 30, 1997 to $1.5 million, compared to $885,000 for the three months ended June 30, 1996. Such increase was due primarily to a $353,000, or 79.3%, increase in service charges on deposit accounts, a $103,000, or 46.2%, increase in late charges and other fees on loans and a $199,000, or 91.7%, increase in other income. The increase in service charges on deposit accounts was due primarily to the increased number of accounts that are subject to such service charges.

For the six months ended June 30, 1997, noninterest income increased $1.2 million, or 69.1%, to $2.8 million, compared to $1.7 million for the same period in 1996. Such increase was due primarily to a $680,000, or 81.8%, increase in service charges on deposit accounts, a $133,000, or 33.8%, increase in late charges and other fees on loans and a $343,000, or 76.4%, increase in other income.

Noninterest Expense

Noninterest expense increased $2.3 million, or 55.4%, in the three months ended June 30, 1997 to $6.4 million, compared to $4.1 million in the three months ended June 30, 1996. Such increase was due primarily to a a $1.1 million, or 55.0%, increase in salaries and employee benefits due primarily to expense of the ESOP and management recognition plans and salaries and benefits associated with the additional personnel needed to staff the branch offices acquired in 1996 and the two branch offices opened in 1997, a $139,000, or 49.8%, increase in occupancy expense due primarily to the 10 additional branches during the 1997 period compared to the 1996 period, a $129,000, or 90.8%, increase in computer expense, a $344,000 increase in amortization of goodwill and other acquired intangibles due to the Royal acquisition which took place in May of 1996 and the Jefferson acquisition which was consumated in October of 1996, and a $678,000, or 77.1%, increase in other noninterest expense, which was partially offset by a $143,000, or 55.6%, decrease in SAIF deposit insurance premium.

For the six months ended June 30, 1997, noninterest expense increased $4.9 million, or 63.5%, to $12.5 million compared to $7.7 million for the same period in 1996. Such increase was primarily due to a $2.6 million, or 68.0%, increase in salaries and employee benefits, a $337,000, or 68.9%, increase in occupancy expense, a $328,000, or 116.3%, increase in computer expense, a $743,000 increase in amortization of goodwill and other acquired intangibles and a $1.1 million, or 67.5%, increase in other noninterest expense, which was partially offset by a $283,000, or 55.7%, decrease in SAIF deposit insurance premium.

Income Tax Expense

Income tax expense increased $102,000, or 9.7%, in the three months ended June 30, 1997 to $1.2 million, compared to $1.1 million for the three months ended June 30, 1996. The increase in income tax expense reflects a increase in the effective tax rate due primarily to the nondeductability of the amortization of goodwill and other acquired intangibles for tax purposes.

For the six months ended June 30, 1997, income tax expense increased $330,000, or 16.1%, to $2.4 million compared to $2.1 million for the same period in 1996.

Liquidity and Capital Resources

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At June 30, 1997, the Company had $47.2 million in outstanding advances from the Federal Home Loan Bank of Dallas.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $26.8 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $61.6 million. Certificates of deposit scheduled to mature in twelve months or less at June 30, 1997 totalled $253.4 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 1997, the Company and its subsidiaries had regulatory capital which was well in excess of regulatory requirements. The current requirements and the Company's actual levels as of June 30, 1997 are detailed below (dollars in thousands):

                                         Required Capital        Actual Capital
                                       -------------------   ----------------------
                                        Amount    Percent      Amount      Percent
                                       --------- ---------   ----------  -----------
Tier 1 Leverage......................   $28,461     3.00%     $ 96,888     10.21%
Tier 1 Risk-Based....................   $20,333     4.00%     $ 96,888     19.06%
Total Risk-Based.....................   $40,665     8.00%     $101,848     20.04%

                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings--Not applicable

Item 2.  Changes in Securities--Not Applicable

Item 3.  Defaults Upon Senior Securities--Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 16, 1997.

1. With respect to the election of four directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2000 or until their respective successors are elected and qualified, the following are the number of shares voted for each nominee:

Cecil C. Broussard        For  6,207,924       Withheld   19,669
Ray Hime                  For  6,208,126       Withheld   19,467
Larrey G. Mouton          For  6,173,216       Withheld   54,377
Emile J. Plaisance, Jr.   For  6,208,361       Withheld   19,232

2. With respect to the ratification of Castaing, Hussey & Lolan, L.L.P. as the Company's independent auditors for the fiscal year endeding December 31, 1997, the following are the number of shares voted:

    For 6,198,885      Against 22,913      Abstain 5,794

    3. With respect to the amendment of the Company's Bylaws to require that a majority of the members of its Board of Directors be legal residents of Iberia Parish, Louisiana, the following are the number of shares voted:

    For 937,915        Against 3,569,711    Abstain 30,053

    There were 1,689,914 "broker non-votes" cast at the Annual Meeting.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

    a) Not applicable.
    b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ISB FINANCIAL CORPORATION


Date:  August 8, 1997              By: /s/ Larrey G. Mouton
                                       ---------------------------------
                                       Larrey G. Mouton, President and
                                       Chief Executive Officer

Date:  August 8, 1997              By: /s/ Thomas E. Harrison
                                       ---------------------------------
                                       Thomas E. Harrison,
                                       Senior Vice President and
                                       Chief Financial Officer