Form 10-Q
period 1997-09-30
ISB FINANCIAL CORP/LA
filed 1997-11-14
CIK 933141

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         ------------------    -----------------

                         Commission File Number 0-25756



                           ISB Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Louisiana                                        72-1280718
-------------------------------------------------         ----------------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
               organization)                              Identification Number)

        1101 East Admiral Doyle Drive
           New Iberia, Louisiana                                   70560
-------------------------------------------------         ----------------------
   (Address of principal executive office)                       (Zip Code)


                                 (318) 365-2361
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of November 7, 1997, 6,900,710 shares of the Registrant's common stock were issued and outstanding. Of that total, 590,069 shares are held by the Registrant's Employee Stock Ownership Plan, of which 409,105 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                      3
         (As of September 30, 1997 and December 31, 1996)

         Consolidated Statements of Income (For the three months             4
         and nine months ended September 30, 1997 and 1996)

         Consolidated Statements of Stockholders' Equity (For the            5
         nine months ended September 30, 1997 and 1996)

         Consolidated Statements of Cash Flows (For the nine                 6
         months ended September 30, 1997 and 1996)

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition         10
         and Results of Operations


PART II. OTHER INFORMATION
-------- -----------------


Item 1.  Legal Proceedings                                                   18
Item 2.  Changes in Securities                                               18
Item 3.  Defaults Upon Senior Securities                                     18
Item 4.  Submission of Matters to a Vote of Security Holders                 18
Item 5.  Other Information                                                   18
Item 6.  Exhibits and Reports on Form 8-K                                    18


SIGNATURES                                                                   19

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                 (Dollars in Thousands, Except Per Share Data)


                                     ASSETS
                                     ------
                                                              September 30,     December 31,
                                                                   1997             1996
                                                              -------------     ------------
Cash and Cash Equivalents:
    Cash on Hand and Due from Banks                                $14,628          $10,822
    Interest Bearing Deposits                                       27,029           42,563
Investment Securities:
    Held to Maturity (fair value of $1,814 and $2,218,               1,810            2,216
    respectively)
    Available for Sale, at fair value                               91,085          101,144
    Trading Account Securities, at fair value                          504              364
Mortgage-Backed Securities Held to Maturity (fair                  126,643          150,669
    value of $127,262 and $150,014, respectively)
Loans Receivable, Net                                              641,520          571,119
Real Estate Owned                                                      609              978
Premises and Equipment, Net                                         18,564           15,483
Federal Home Loan Bank Stock, at Cost                                6,069            5,808
Accrued Interest Receivable                                          5,817            5,667
Goodwill and Acquisition Intangibles                                16,636           17,807
Other Assets                                                         5,134            4,624
                                                              -------------     ------------

TOTAL ASSETS                                                      $956,048         $929,264
                                                              =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES:
Deposits                                                          $783,224         $760,284
Federal Home Loan Bank Advances                                     46,990           47,750
Advance Payments by Borrowers for Taxes and Insurance                1,932            1,605
Accrued Interest Payable on Deposits                                   441              832
Accrued and Other Liabilities                                        8,209            4,787
                                                              -------------     ------------

TOTAL LIABILITIES                                                  840,796          815,258
                                                              -------------     ------------
STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized             0                0
    -0- shares issued or outstanding
Common Stock of $1.00 par value, authorized 25,000,000               7,381            7,381
   shares, 7,380,671 shares issued
Additional Paid-in Capital                                          66,410           65,725
Retained Earnings (Substantially Restricted)                        57,361           54,660
Unearned Common Stock Held by ESOP                                  (4,091)          (4,612)
Unearned Common Stock Held by RRP Trust                             (4,169)          (4,476)
Treasury Stock, at cost; 479,961 shares                             (7,948)          (4,859)
Unrealized Gain on Securities, Net of Deferred Taxes                   308              187
                                                              -------------     ------------

TOTAL STOCKHOLDERS' EQUITY                                         115,252          114,006
                                                              -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $956,048         $929,264
                                                              =============     ============



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                 (Dollars in Thousands, Except Per Share Data)

                                                               For the Three Months     For the Nine Months
                                                                Ended September 30,     Ended September 30,
                                                               --------------------     -------------------
                                                                  1997       1996          1997      1996
                                                               ----------  --------     ---------  --------
INTEREST INCOME:
    Interest on Loans                                            $13,228   $10,394       $38,360   $28,587
    Interest and Dividends on Investment Securities                1,667     1,059         4,837     3,385
    Interest on Mortgage-Backed Securities                         2,111       831         6,589     2,440
    Interest on Deposits                                             345       694         1,370     2,434
                                                               ----------  --------     ---------  --------

Total Interest Income                                             17,351    12,978        51,156    36,846
                                                               ----------  --------     ---------  --------


INTEREST EXPENSE:
    Interest on Deposits                                           8,474     5,746        24,712    16,386
    Interest on Federal Home Loan Bank Advances                      776       791         2,318     2,331
                                                               ----------  --------     ---------  --------

Total Interest Expense                                             9,250     6,537        27,030    18,717
                                                               ----------  --------     ---------  --------

Net Interest Income                                                8,101     6,441        24,126    18,129

Provision for Loan Losses                                            302        27           706        44
                                                               ----------  --------     ---------  --------

Net Interest Income After Provision for Loan Losses                7,799     6,414        23,420    18,085
                                                               ----------  --------     ---------  --------

NONINTEREST INCOME:
    Service Charges on Deposit Accounts                              962       505         2,473     1,336
    Late Charges and Other Fees on Loans                             328       149           854       542
    Other Income                                                     610       191         1,402       640
                                                               ----------  --------     ---------  --------

Total Noninterest Income                                           1,900       845         4,729     2,518
                                                               ----------  --------     ---------  --------

NONINTEREST EXPENSE:
    Salaries and Employee Benefits                                 3,818     2,113        10,129     5,870
    SAIF Deposit Insurance Premium                                   112     3,153           337     3,661
    Depreciation Expense                                             384       262           946       708
    Occupancy Expense                                                528       336         1,354       825
    Computer Expense                                                 218       156           828       438
    Net Costs (Income) of Other Real Estate                           25        13           (35)       38
    Franchise and Shares Tax Expense                                 288       224           763       671
    Amortization of Goodwill and Other Acquired Intangibles          385        60         1,168       104
    Other Expenses                                                 1,622     1,158         4,412     2,820
                                                               ----------  --------     ---------  --------
Total Noninterest Expense                                          7,380     7,475        19,902    15,135
                                                               ----------  --------     ---------  --------

Income Before Income Tax Expense                                   2,319      (216)        8,247     5,468

Income Tax Expense                                                 1,017       (23)        3,398     2,028
                                                               ----------  --------     ---------  --------

NET INCOME                                                        $1,302     ($193)       $4,849    $3,440
                                                               ==========  ========     =========  ========


EARNINGS PER SHARE - PRIMARY AND FULLY DILUTED                     $0.20    ($0.03)        $0.75     $0.50
                                                               ==========  ========     =========  ========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)


                                                                               Unearned    Common
                                                       Additional               Common     Stock
                                              Common    Paid In    Retained   Stock Held  Held By   Treasury
                                               Stock    Capital    Earnings    By ESOP   RRP Trust    Stock
                                              -------  ----------  ---------- ---------- ---------- ---------

BALANCE, JANUARY 1, 1996                       $7,381    $65,293     $51,584    ($5,339)        $0        $0

Net Income                                                             3,440

Cash Dividends Declared                                               (1,691)

Common Stock Released by                                     307                    548
     ESOP Trust

Common Stock Acquired by                                                                    (4,687)
     Management Recognition Plan Trust

Common Stock earned by Participants                                                            123
     of Management Recognition Plan

Treasury Stock Acquired                                                                               (4,859)

Change in Unrealized Gain (Loss) on
     Securities Available for Sale
                                              -------  ----------  ---------- ---------- ---------- ---------

BALANCE, SEPTEMBER 30, 1996                    $7,381    $65,600     $53,333    ($4,791)   ($4,564)  ($4,859)
                                              =======  ==========  ========== ========== ========== =========


BALANCE, JANUARY 1, 1997                       $7,381    $65,725     $54,660    ($4,612)   ($4,476)  ($4,859)

Net Income                                                             4,849

Cash Dividends Declared                                               (2,148)

Common Stock Released by                                     684                    521
     ESOP Trust

Common Stock Earned by Participants                            1                               307
     of Recognition and Retention Plan Trust

Treasury Stock Acquired                                                                               (3,089)

Change in Unrealized Gain (Loss) on
     Securities Available for Sale
                                              -------  ----------  ---------- ---------- ---------- ---------

BALANCE, SEPTEMBER 30, 1997                    $7,381    $66,410     $57,361    ($4,091)   ($4,169)  ($7,948)
                                              =======  ==========  ========== ========== ========== =========

                                                  Net
                                               Unrealized       Total
                                              Gain (Loss)    Stockholders'
                                              On Securities     Equity
                                              -------------  ------------

BALANCE, JANUARY 1, 1996                             $758     $119,677

Net Income                                                       3,440

Cash Dividends Declared                                         (1,691)

Common Stock Released by                                           855
     ESOP Trust

Common Stock Acquired by                                        (4,687)
     Management Recognition Plan Trust

Common Stock earned by Participants                                123
     of Management Recognition Plan

Treasury Stock Acquired                                         (4,859)

Change in Unrealized Gain (Loss) on                  (544)        (544)
     Securities Available for Sale
                                              ------------   ----------

BALANCE, SEPTEMBER 30, 1996                          $214     $112,314
                                              ============   ==========


BALANCE, JANUARY 1, 1997                             $187     $114,006

Net Income                                                       4,849

Cash Dividends Declared                                         (2,148)

Common Stock Released by                                         1,205
     ESOP Trust

Common Stock Earned by Participants                                308
     of Recognition and Retention Plan Trust

Treasury Stock Acquired                                         (3,089)

Change in Unrealized Gain (Loss) on                   121          121
     Securities Available for Sale
                                              ------------   ----------

BALANCE, SEPTEMBER 30, 1997                          $308     $115,252
                                              ============   ==========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                         For The Nine Months Ended
                                                                                     September 30,       September 30,
                                                                                         1997                1996
                                                                                     ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $      4,849        $       3,441

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
             Depreciation and Amortization                                                 2,130                  903
             Provision for Loan Losses                                                       706                   44
             Compensation Expense Recognized on RRP                                          308                  123
             Loss (Gain) on Sale of Premises and Equipment                                     7                  (81)
             Loss (Gain) on Sale of Real Estate Owned                                        (38)                  31
             Write-Down of Real Estate Owned to Market Value                                   0                    6
             Gain on Loans Sold                                                             (180)                   0
             (Gain) Loss on Sale of Trading Securities                                       (15)                   0
             Amortization of Premium/Discount on Investments                                 106                  296
             FHLB Stock Dividends                                                           (261)                (174)
             Loans Originated for Resale                                                 (13,036)              (1,915)
             Proceeds From Loans Sold to Others                                           13,216                1,927
             Income Reinvested on Marketable Equity Security                                (247)                (228)
             ESOP Contribution                                                             1,205                  847
             Net Change in Securities Classified as Trading                                 (164)              (2,332)
             Changes in Assets and Liabilities:
                  Decrease (Increase) in Accrued Interest Receivable                        (150)                 179
                  Decrease (Increase) in Other Assets and Other Liabilities                1,427                1,454
                                                                                      -----------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  9,863                4,521
                                                                                      -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Proceeds from Sales of Trading Securities                                        40                    0
             Proceeds from Maturities of Held to Maturity Securities                         406                2,142
             Proceeds from Maturities of Available for Sale Securities                    40,600               28,125
             Purchases of Securities Held to Maturity                                          0               (1,576)
             Purchases of Securities Available for Sale                                  (30,335)              (2,995)
             Increase in Loans Receivable, Net                                           (71,520)             (47,319)
             Proceeds from ESOP Note Repayment                                               841                    0
             Proceeds from Sale of Premises and Equipment                                      0                  180
             Purchases of Premises and Equipment                                          (3,990)              (1,313)
             Proceeds from Disposition of Real Estate Owned                                  820                  253
             Principal Collections on Mortgage-Backed Securities                          23,968                5,575
             Cash Paid In Excess of Cash Received on Bank Acquisitions                         0                5,605
             Other Investing Activities                                                        0                 (165)
                                                                                      -----------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (39,170)             (11,488)
                                                                                      -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Net Change in Demand, NOW, Money Market and Savings Deposit                   5,988                  638
             Net Change in Time Deposits                                                  16,952                8,482
             (Decrease) Increase in Escrow Funds and Miscellaneous Deposits, Net             327                  (28)
             Proceeds From FHLB Advances                                                       0                8,195
             Principal Repayments of FHLB Advances                                          (760)                (690)
             Dividends Paid to Shareholders                                               (1,839)              (1,604)
             Acquisition of Common Stock by RRP                                                0               (4,687)
             Purchase of Treasury Stock                                                   (3,089)              (4,859)
                                                                                      -----------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       17,579                5,447
                                                                                      -----------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (11,728)              (1,520)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          53,385               51,742
                                                                                      -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $     41,657        $      50,222
                                                                                      ===========         ============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
             Acquisition of Real Estate in Settlement of Loans                      $        413        $         213

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
             Interest on Deposits and Borrowings                                    $     27,422        $      18,324
             Income Taxes                                                           $      3,088        $       2,818


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


    BUSINESS

    The Company's principal business is conducted through it's wholly owned subsidiary, Iberia Savings Bank, which conducts business from its main office located in New Iberia, Louisiana and 27 full-service branch offices located in the cities of New Iberia, Lafayette, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City, Abbeville, Gretna, Marrero, River Ridge, Metairie, New Orleans and Kenner. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. The Company has previously announced its intentions to convert Iberia Savings Bank to a Louisiana chartered commercial bank. It is anticipated that this transaction will be consummated in the fourth quarter of 1997. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").


    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    The branches in Marrero, River Ridge, Metairie, New Orleans, Gretna and Kenner were branches of Jefferson Bank, a wholly owned subsidiary of the Company that was merged into Iberia Savings Bank on September 14, 1997. Jefferson Bank was acquired by the Company in October of 1996.


(2) LOANS RECEIVABLE

    Loans receivable (in thousands) at September 30, 1997 and December 31, 1996 consisted of the following:

                                                Sept. 30,                   Dec. 31,
                                                  1997                        1996
                                                ---------                   ---------
    Mortgage Loans:
          Single-family Residential             $379,068                    $386,555
          Multifamily                              2,584                       2,279
          Commercial Real Estate                  41,355                      22,961
          Construction                            17,880                      14,064
                                                ---------                   ---------
                Total Mortgage Loans             440,887                     425,859
                                                ---------                   ---------
    Commercial Business Loans                     52,647                      36,089
                                                ---------                   ---------
    Consumer Loans:
           Home Equity                           $31,863                     $25,918
           Automobile                              8,738                       7,509
           Indirect Automobile                    87,127                      52,371
           Mobile Home Loans                       3,446                       4,215
           Educational Loans                       9,602                       9,345
           Credit Card Loans                       3,956                       4,017
           Loans on Savings                       12,104                      12,487
           Other                                   7,175                       3,953
                                                ---------                   ---------
                Total Consumer Loans             164,011                     119,815
                                                ---------                   ---------
                Total Loans Receivable           657,545                     581,763
                                                ---------                   ---------
    Adjustments:
    Allowance for Loan Losses                     (5,170)                     (4,615)
    Loans-in-Process                             (12,664)                     (6,059)
    Prepaid Dealer Participation                   3,917                       2,555
    Unearned Interest                               (191)                       (143)
    Deferred Loan Fees, Net                         (694)                       (922)
    Discount on Loans Purchased                   (1,223)                     (1,460)
                                                ---------                   ---------
    Loans Receivable, Net                       $641,520                    $571,119
                                                =========                   =========

(3) EARNINGS PER SHARE

    Primary earnings per share were based on 6,470,981 weighted average shares outstanding during the three month period ended September 30, 1997 and 6,449,315 weighted average shares outstanding during the nine months ended September 30, 1997. Fully diluted earnings per share were based on 6,509,223 weighted average shares outstanding during the three month period ended September 30, 1997 and 6,489,968 weighted average shares outstanding during the nine months ended September 30, 1997. For the three months ended September 30, 1997, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 417,716; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 272,594 and (c) the weighted average shares purchased in Treasury Stock of 479,961. For the nine months ended September 30, 1997, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 435,061; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 284,532 and (c) the weighted average shares purchased in Treasury Stock of 437,235.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

    At September 30, 1997, the consolidated assets of the Company totalled $956.0 million, an increase of $26.8 million or 2.9% from December 31, 1996.

    Loans receivable, net, increased by $70.4 million, or 12.3%, to $641.5 million at September 30, 1997, compared to $571.1 million at December 31, 1996. Such increase was the result of a $18.4 million, or 80.1%, increase in commercial real estate loans, a $16.6 million, or 45.9%, increase in commercial business loans, a $5.9 million, or 22.9%, increase in home equity loans, a $34.8 million, or 66.4%, increase in indirect automobile loans and a $3.5 million, or 8.4%, increase in all other consumer loans. Such increases were partially offset by a $7.5 million, or 1.9%, decrease in single-family residential loans. The changes in the loan portfolio reflect management's efforts to increase the originations of commercial real estate, commercial business and indirect automobile loans. Such loans generally are considered to involve more risk than 1-4 family residential mortgage loans, but generally have higher yields. The Company's loan to deposit ratio at September 30, 1997 was 81.9% compared to 75.1% at December 31, 1996. For additional information on loans, see Note 2 to the Notes to Consolidated Financial Statements.

    The increase in loans receivable was funded primarily by a decrease in interest bearing deposits at other institutions, a decrease in investment securities available for sale, a decrease in mortgage-backed securities and by an increase in customer deposits.

    Interest bearing deposits at other institutions decreased $15.5 million, or 36.5%, to $27.0 million at September 30, 1997, compared to $42.6 million at December 31, 1996.

    The Company's investment securities available for sale decreased $10.1 million, or 9.9%, to $91.1 million at September 30, 1997, compared to $101.1 million at December 31, 1996. Such decrease was the result of the maturity or redemption of $40.6 million of investment securities, which was partially offset by the purchase of $30.3 million of investment securities together with a $184,000 increase in the market value of such securities and $106,000 of premium amortization on such securities.

    Mortgage-backed securities decreased $24.0 million, or 15.9%, from December 31, 1996 to September 30, 1997. Such decrease was attributable entirely to repayments.

    Deposits increased $22.9 million, or 3.0%, to $783.2 million at September 30, 1997, compared to $760.3 million at December 31, 1996. Such increase was due to $2.9 million of net new deposits together with $20.0 million of interest credited.

    Advances from the FHLB of Dallas decreased $760,000, or 1.6%, to $47.0 million at September 30, 1997, compared to $47.8 million at December 31, 1996. The decrease in advances was attributable to scheduled payments made. The advances are amortizing, fixed-rate and long term and were used to fund originations of fixed-rate, long term single-family residential loans.

    Total stockholders' equity increased $1.2 million, or 1.1%, to $115.3 million at September 30,

    1997. The increase was the result of the Company's net income of $4.8 million, $1.2 million of common stock released by the ESOP, $308,000 of common stock earned by participants of the Recognition and Retention Plan and a $121,000, after deferred taxes, increase in net unrealized gains on securities available for sale, which was partially offset by the declaration of cash dividends on common stock of $2.1 million and $3.1 million of stock repurchased into treasury.


RESULTS OF OPERATIONS

    The Company reported net income of $1.3 million for the three months ended September 30, 1997, compared to a net loss of $193,000 during the three month period ended September 30, 1996. Net income for the three months ended September 30, 1996 included a one-time SAIF assessment of $2.9 million. Excluding the SAIF assessment and its tax effect, net income for the three months ended September 30, 1996 was $1.7 million. The Company's net interest income increased by $1.7 million, total noninterest income increased by $1.1 million and total noninterest expense decreased $95,000 during the three months ended September 30, 1997 compared to the third quarter of 1996. Such changes were partially offset by a $275,000 increase in provision for loan losses and a $1.0 million increase in income tax expense. The change in noninterest expense includes an increase of $325,000 in the amortization of goodwill and other acquired intangibles.

    For the nine months ended September 30, 1997 the Company earned $4.8 million compared to $3.4 million for the same period of 1996. Excluding the one-time SAIF assessment and its tax effect, net income for the nine months ended September 30, 1996 was $5.4 million. The Company's net interest income increased $6.0 million and total noninterest income increased $2.2 million during the nine months ended September 30, 1997 compared to the first nine months of 1996. Such increases were partially offset by a $662,000 increase in provision for loan losses, a $4.8 million increase in noninterest expense and a $1.4 million increase in income tax expense when comparing the first nine months of 1997 to the same period of 1996. The increase in noninterest expense includes an increase of $1.1 million in the amortization of goodwill and other acquired intangibles.

    The increases in net interest income, noninterest income and noninterest expense are due principally to the Bank's efforts to increase its commercial real estate, commercial business and indirect automobile loans, which are relatively higher yielding loans compared to single-family residential mortgage loans, as well as the two acquisitions completed by the Company in 1996, which were Royal Bankgroup of Acadiana, Inc. ("Royal") of Lafayette, Louisiana, and its wholly owned subsidiary, Bank of Lafayette, and Jefferson Bancorp, Inc. ("Jefferson") of Gretna, Louisiana and its wholly owned subsidiary, Jefferson Federal Savings Bank. The Royal acquisition added $70.2 million of assets and $64.2 million of liabilities for a total cash price of $9.2 million. Goodwill of $3.2 million was recognized in the Royal transaction. The Jefferson acquisition added $266.2 million of assets and $229.4 of liabilities for a total cash price of $51.8 million. Goodwill of $11.1 million and a core deposit intangible of $3.8 million were recognized in the Jefferson transaction. As of September 30, 1997, the Company had $16.7 million of goodwill and other acquisition intangibles.

AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID

            The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields
    (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.


                                                                                       Three Months Ended September 30,
                                                                               -------------------------------------------------
                                                                                                     1997
                                                                               -------------------------------------------------
                                                               Yield/Cost                                             Average
                                                            at September 30,      Average                              Yield/
                                                                  1997            Balance          Interest            Cost(1)
                                                            ----------------   -------------  -----------------   --------------
Interest-earning assets:
      Loans receivable:
           Mortgage loans                                          7.87%          $422,439           $8,643               8.18%
           Commercial business loans                               9.45             47,795            1,206              10.09
           Consumer and other loans                                9.64            158,113            3,379               8.55
                                                                                   -------            -----
              Total Loans                                          8.46            628,347           13,228               8.42
                                                                                   -------           ------
Mortgage-backed securities                                         6.37            131,307            2,111               6.43
Investment securities                                              6.72            107,305            1,667               6.21
Other earning assets                                               6.15             19,998              345               6.90
                                                                                    ------              ---
      Total interest-earning assets                                7.90            886,957           17,351               7.82
Non-interest-earning assets                                                         66,910           ------
                                                                                    ------
      Total assets                                                                $953,867
                                                                                  ========
Interest-bearing liabilities:
      Deposits:
           Demand deposits                                         2.04           $139,222              938               2.69
           Passbook savings deposits                               2.60            115,533              749               2.59
           Certificates of deposits                                5.65            486,466            6,787               5.58
                                                                                   -------            -----
              Total deposits                                       4.50            741,221            8,474               4.57
Borrowings                                                         6.54             47,158              776               6.58
                                                                                    ------              ---
              Total interest-bearing
                liabilities                                        4.62            788,379            9,250               4.69
                                                                                                      -----
Non-interest bearing demand deposits                                                38,207
Non-interest bearing liabilities                                                    12,223
                                                                                    ------
              Total liabilities                                                    838,809
Stockholders' Equity                                                               115,058
                                                                                   -------
              Total liabilities and stockholders' equity                          $953,867
                                                                                  ========
Net interest-earning assets                                                        $98,578
                                                                                   =======
Net interest income/interest rate
      spread                                                       3.28%                             $8,101               3.13%
                                                                   =====                             ======               =====
Net interest margin                                                                                                       3.65%
                                                                                                                          =====
Ratio of average interest-
      earning assets to average
           interest-bearing liabilities                                            112.50%
                                                                                   =======

                                                                                       Three Months Ended September 30,
                                                                               -------------------------------------------------
                                                                                                   1996
                                                                               -------------------------------------------------
                                                                                                                      Average
                                                                                  Average                              Yield/
                                                                                  Balance          Interest            Cost(1)
                                                                               -------------  -----------------   --------------
                                                                                                             (Dollars in Thousands)
Interest-earning assets:
      Loans receivable:
           Mortgage loans                                                         $354,712           $7,268               8.20%
           Commercial business loans                                                28,581              805              11.27
           Consumer and other loans                                                 95,986            2,321               9.67
                                                                                    ------            -----
              Total Loans                                                          479,279           10,394               8.67
                                                                                   -------           ------
Mortgage-backed securities                                                          50,962              831               6.52
Investment securities                                                               70,459            1,059               6.01
Other earning assets                                                                47,544              694               5.84
                                                                                    ------              ---
      Total interest-earning assets                                                648,244           12,978               8.01
                                                                                                     ------
Non-interest-earning assets                                                         35,568
                                                                                    ------
      Total assets                                                                $683,812
                                                                                  ========
Interest-bearing liabilities:
      Deposits:
           Demand deposits                                                         $76,560              504               2.63
           Passbook savings deposits                                                61,310              412               2.69
           Certificates of deposits                                                347,206            4,830               5.56
                                                                                   -------            -----
              Total deposits                                                       485,076            5,746               4.74
Borrowings                                                                          48,154              791               6.57
                                                                                    ------              ---
              Total interest-bearing
                liabilities                                                        533,230            6,537               4.90
                                                                                                      -----
Non-interest bearing demand deposits                                                30,365
Non-interest bearing liabilities                                                     7,146
                                                                                     -----
              Total liabilities                                                    570,741
Stockholders' Equity                                                               113,071
                                                                                   -------
              Total liabilities and stockholders' equity                          $683,812
                                                                                  ========
Net interest-earning assets                                                       $115,014
                                                                                  ========
Net interest income/interest rate
      spread                                                                                         $6,441               3.10%
                                                                                                     ======               =====
Net interest margin                                                                                                       3.97%
                                                                                                                          =====
Ratio of average interest-
      earning assets to average
           interest-bearing liabilities                                            121.57%
                                                                                   =======

                                                                                       Nine Months Ended September 30,
                                                                               -------------------------------------------------
                                                                                                   1997
                                                                               -------------------------------------------------
                                                                                                                      Average
                                                                                  Average                              Yield/
                                                                                  Balance          Interest            Cost(1)
                                                                               -------------  -----------------   --------------
Interest-earning assets:
      Loans receivable:
           Mortgage loans                                                         $419,310          $25,630               8.15%
           Commercial business loans                                                43,804            3,402              10.36
           Consumer and other loans                                                142,166            9,328               8.75
                                                                                   -------            -----
                Total Loans                                                        605,280           38,360               8.45
                                                                                   -------           ------
Mortgage-backed securities                                                         138,391            6,589               6.35
Investment securities                                                              106,614            4,837               6.05
Other earning assets                                                                28,284            1,370               6.46
                                                                                    ------            -----
      Total interest-earning assets                                                878,569           51,156               7.76
                                                                                                     ------
Non-interest-earning assets                                                         62,882
                                                                                    ------
      Total assets                                                                $941,451
                                                                                  ========
Interest-bearing liabilities:
      Deposits:
           Demand deposits                                                        $137,823            2,711               2.62
           Passbook savings deposits                                               118,251            2,279               2.57
           Certificates of deposits                                                477,795           19,722               5.50
                                                                                   -------           ------
              Total deposits                                                       733,869           24,712               4.49
Borrowings                                                                          47,410            2,318               6.52
                                                                                    ------            -----
              Total interest-bearing
                liabilities                                                        781,279           27,030               4.61
Non-interest bearing demand deposits                                                35,807           ------
Non-interest bearing liabilities                                                    10,039
                                                                                    ------
              Total liabilities                                                    827,125
Stockholders' Equity                                                               114,326
                                                                                   -------
              Total liabilities and stockholders' equity                          $941,451
                                                                                  ========
Net interest-earning assets                                                        $97,290
                                                                                   =======
Net interest income/interest rate
      spread                                                                                        $24,126               3.15%
                                                                                                    =======               =====
Net interest margin                                                                                                       3.66%
                                                                                                                          =====
Ratio of average interest-
      earning assets to average
           interest-bearing liabilities                                            112.45%
                                                                                   =======

                                                                                       Nine Months Ended September 30,
                                                                               -------------------------------------------------
                                                                                                   1996
                                                                               -------------------------------------------------
                                                                                                                      Average
                                                                                  Average                              Yield/
                                                                                  Balance          Interest            Cost(1)
                                                                               -------------  -----------------   --------------
Interest-earning assets:
      Loans receivable:
           Mortgage loans                                                         $347,903          $21,401               8.20%
           Commercial business loans                                                19,174            1,630              11.33
           Consumer and other loans                                                 70,982            5,556              10.44
                                                                                    ------            -----
              Total Loans                                                          438,059           28,587               8.70
                                                                                   -------           ------
Mortgage-backed securities                                                          50,562            2,440               6.43
Investment securities                                                               74,189            3,385               6.08
Other earning assets                                                                58,417            2,434               5.56
                                                                                    ------            -----
      Total interest-earning assets                                                621,227           36,846               7.91
Non-interest-earning assets                                                         29,078           ------
                                                                                    ------
      Total assets                                                                $650,305
                                                                                  ========
Interest-bearing liabilities:
      Deposits:
           Demand deposits                                                         $71,932            1,412               2.62
           Passbook savings deposits                                                55,753            1,161               2.78
           Certificates of deposits                                                332,146           13,813               5.54
                                                                                   -------           ------
              Total deposits                                                       459,831           16,386               4.75
Borrowings                                                                          47,510            2,331               6.54
                                                                                    ------            -----
              Total interest-bearing
                liabilities                                                        507,341           18,717               4.92
                                                                                                     ------
Non-interest bearing demand deposits                                                18,251
Non-interest bearing liabilities                                                     6,751
                                                                                     -----
              Total liabilities                                                    532,343
Stockholders' Equity                                                               117,962
                                                                                   -------
              Total liabilities and stockholders' equity                          $650,305
                                                                                  ========
Net interest-earning assets                                                       $113,886
                                                                                  ========
Net interest income/interest rate
      spread                                                                                        $18,129               2.99%
                                                                                                    =======               =====
Net interest margin                                                                                                       3.89%
                                                                                                                          =====
Ratio of average interest-
      earning assets to average
           interest-bearing liabilities                                            122.45%
                                                                                   =======

--------------------------------

(1)  Annualized.

    NET INTEREST INCOME

    Net interest income increased $1.7 million, or 25.8%, to $8.1 million in the three months ended September 30, 1997, compared to $6.4 million in the three months ended September 30, 1996. The increase was due to a $4.4 million, or 33.7%, increase in interest income, which was partially offset by a $2.7 million, or 41.5%, increase in interest expense. The increase in interest income was the result of a $238.7 million, or 36.8%, increase in the average balance of interest-earning assets, which was partially offset by a 19 basis point (100 basis points being equal to 1%) decrease in the yield thereon. The increase in interest expense was the result of a $255.1 million, or 47.8%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 21 basis point decrease in the cost thereon. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.13% and 3.65%, respectively, during the three months ended September 30, 1997, compared to 3.10% and 3.97%, respectively, for the comparable period in 1996.

    The increase in average interest-earning assets and interest-bearing liabilities was the result primarily of the two 1996 acquisitions. The decrease in yields on earning assets and the decrease in costs of interest bearing liabilities are primarily attributable to lower yielding assets and lower costing liabilities acquired in the Jefferson transaction.

    For the nine month period ending September 30, 1997, net interest income increased $6.0 million, or 33.1%, to $24.1 million compared to $18.1 million for the same period in 1996. The increase was due to a $14.3 million, or 38.8%, increase in interest income, which was partially offset by a $8.3 million, or 44.4%, increase in interest expense. The increase in interest income was the result of a $257.3 million, or 41.4%, increase in the average balance of interest-earning assets, which was partially offset by a 15 basis point decrease in the yield thereon. The increase in interest expense was the result of a $273.9 million, or 54.0%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 31 basis point decrease in the cost thereon. The Company's interest rate spread and net interest margin amounted to 3.15% and 3.66%, respectively, during the nine months ended September 30, 1997, compared to 2.99% and 3.89%, respectively, for the comparable period in 1996.


    INTEREST INCOME

    The Company's total interest income was $17.4 million for the three months ended September 30, 1997, compared to $13.0 million for the three months ended September 30, 1996. The reasons for the $4.4 million, or 33.7%, increase in interest income were a $2.8 million, or 27.3%, increase in interest income from loans, a $608,000, or 57.4%, increase in interest and dividends on investment securities and a $1.3 million, or 154.0%, increase in interest income from mortgage-backed securities, which was partially offset by a $349,000, or 50.3%, decrease in interest on deposits held at other financial institutions. The increase in interest income from loans was the result of a $149.1 million, or 31.1%, increase in the average balance of loans, which was partially offset by a 25 basis point decrease in the yield earned thereon. The increase in interest and dividends on investment securities was the result of a $36.8 million, or 52.3%, increase in the average balance of investment securities, together with a 20 basis point increase in the yield earned thereon. The increase in interest income from mortgage-backed securities was the result of a $80.3 million, or 157.7%, increase in the average balance of mortgage-backed securities, which was partially offset by a nine basis point decrease in the yield earned thereon. The substantial increase in the average balance of mortgage-backed securities was a result of the Jefferson acquisition. The decrease in interest on other earning assets, primarily deposits at other financial institutions, was the result of a $27.5 million, or 57.9%, decrease in the average balance of other earning assets, which was partially offset by a 106 basis point increase in the yield earned thereon.

    For the nine months ended September 30, 1997, total interest income was $51.2 million compared to $36.8 million for the same period in 1996. The reasons for the $14.3 million, or 38.8%, increase in interest income were a $9.8 million, or 34.2%, increase in interest income from loans, a $1.5 million, or 42.9%, increase in interest and dividends from investment securities and a $4.1 million, or 170.0%, increase in interest income from mortgage-backed securities, which was partially offset by a $1.1 million, or 43.7%, decrease in interest income from deposits held at other financial institutions. The increase in interest income from loans was the result of a $167.2 million, or 38.2%, increase in the average balance of loans, which was partially offset by a 25 basis point decrease in the yield earned thereon. The increase in interest and dividends on investment securities was the result of a $32.4 million, or 43.7%, increase in the average balance of investment securities, which was partially offset by a three basis point decrease in the yield earned thereon. The increase in interest income from mortgage-backed securities was the result of a $87.8 million, or 173.7%, increase in the average balance of mortgage-backed securities, which was partially offset by a eight basis point decrease in the yield earned thereon. The decrease in interest income from other earning assets was the result of a $30.1 million, or 51.6%, decrease in the average balance of other earning assets, which was partially offset by a 90 basis point increase in the yield earned thereon.

    The increase in average interest-earning assets during the three and nine month periods ended September 30, 1997 compared to the 1996 comparable periods primarily reflect the Company's acquisitions of Royal and Jefferson during 1996 and, to a lesser extent, increased loan origination efforts.
    The Company originated $73.6 million and $185.6 million, respectively, of new loans during the three and nine month periods ended September 30, 1997, compared to $51.2 million and $129.8 million, respectively, of loans originated during the three and nine month periods ended September 30, 1996.


    INTEREST EXPENSE

    The Company's total interest expense was $9.3 million during the three months ended September 30, 1997, compared to $6.5 million for the three months ended September 30, 1996. The reason for the $2.7 million, or 41.5%, increase in interest expense was a $2.7 million, or 47.5%, increase in interest expense on deposits due to a $256.1 million, or 52.8%, increase in the average balance of deposits (primarily as a result of the two acquisitions made in 1996), which was partially offset by a 17 basis point decrease in the average cost thereof. Interest expense paid on advances from the FHLB remained relatively constant. The borrowings from the FHLB are used to fund fixed-rate, long term single-family residential loans.

    For the nine months ended September 30, 1997, the company's total interest expense was $27.0 million, compared to $18.7 million for the same period in 1996. The reason for the $8.3 million, or 44.4%, increase in interest expense was a $8.3 million, or 50.8%, increase in interest expense on deposits due to a $274.0 million, or 59.6%, increase in the average balance of deposits (primarily as a result of the two acquisitions in 1996), which was partially offset by a 26 basis point decrease in the cost thereof. Interest expense on borrowings remained unchanged at $2.3 million for the nine months ended September 30, 1997 and 1996.


    PROVISION FOR LOAN LOSSES

    The provision for loan losses was $302,000 in the three months ended September 30, 1997 as compared to $27,000 for the same period in 1996. The provision for loan losses was $706,000 in the nine months ended September 30, 1997, compared to $44,000 for the same period in 1996. The increased provisions for loan losses during both the three and nine month periods in 1997 compared to the 1996 periods was due to the increase in net loans during the periods, particularly the increases in commercial real estate, commercial business and indirect automobile loans which generally involve greater risk than single-family residential loans. As of September 30, 1997, the ratio of the Company's allowance for loan losses to non-performing loans was 256.1%.


    NONINTEREST INCOME

    Noninterest income increased $1.1 million, or 124.9%, in the three months ended September 30, 1997 to $1.9 million, compared to $845,000 for the three months ended September 30, 1996. Such increase was due primarily to a $457,000, or 90.5%, increase in service charges on deposit accounts, a $179,000, or 120.1%, increase in late charges and other fees on loans and a $419,000, or 219.4%, increase in other income. The increase in service charges on deposit accounts was due primarily to the increased number of accounts that are subject to such service charges together with increased charges on such accounts. The increase in other income was due primarily to increased sales of investment services in the Bank's subsidiary company, Iberia Financial Services, Inc.

    For the nine months ended September 30, 1997, noninterest income increased $2.2 million, or 87.8%, to $4.7 million, compared to $2.5 million for the same period in 1996. Such increase was due primarily to a $1.1 million, or 85.1%, increase in service charges on deposit accounts, a $312,000, or 57.6%, increase in late charges and other fees on loans and a $762,000, or 119.1%, increase in other income.


    NONINTEREST EXPENSE

    Noninterest expense decreased $95,000, or 1.3%, in the three months ended September 30, 1997 to $7.4 million, compared to $7.5 million in the three months ended September 30, 1996. Such decrease was due primarily to a $3.0 million, or 96.4%, decrease in SAIF deposit insurance premium due primarily to the one-time SAIF special assessment of $2.9 million in the third quarter of 1996, which was partially offset by a $1.7 million, or 80.7%, increase in salaries and employee benefits due primarily to salaries and benefits associated with the additional personnel needed to staff the branch offices acquired in 1996 and the two branch offices opened in 1997, additional staff added as the Bank transitions to a commercial bank from a savings bank and a $147,000 increase in the ESOP expense caused by an increase in the average fair market value of Company stock, a $192,000, or 57.1%, increase in occupancy expense due primarily to the 10 additional branches during the 1997 period compared to the 1996 period, a $122,000, or 46.6%, increase in depreciation expense, a $62,000, or 39.7%, increase in computer expense, a $325,000 increase in amortization of goodwill and other acquired intangibles due to the Royal acquisition which took place in May of 1996 and the Jefferson acquisition which was consummated in October of 1996, and a $464,000, or 40.1%, increase in other noninterest expense.

    For the nine months ended September 30, 1997, noninterest expense increased $4.8 million, or 31.5%, to $19.9 million compared to $15.1 million for the same period in 1996. Such increase was primarily due to a $4.3 million, or 72.6%, increase in salaries and employee benefits, a $529,000, or 64.1%, increase in occupancy expense, a $238,000, or 33.6%, increase in depreciation expense, a $390,000, or 89.0%, increase in computer expense, a $1.1 million increase in amortization of goodwill and other acquired intangibles and a $1.6 million, or 56.5%, increase in other noninterest expense, which was partially offset by a $3.3 million, or 90.8%, decrease in SAIF deposit insurance premium.


    INCOME TAX EXPENSE

    Income tax expense increased $1.0 million in the three months ended September 30, 1997 to $1.0 million. The increase in income tax expense reflects an increase in income before taxes and an increase in the effective tax rate due primarily to the nondeductability of the amortization of goodwill and other acquired intangibles for tax purposes.

    For the nine months ended September 30, 1997, income tax expense increased $1.4 million, or 67.6%, to $3.4 million compared to $2.0 million for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At September 30, 1997, the Company had $47.0 million in outstanding advances from the Federal Home Loan Bank of Dallas.

    Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1997, the total approved loan commitments outstanding amounted to $40.2 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $48.6 million. Certificates of deposit scheduled to mature in twelve months or less at September 30, 1997 totalled $336.5 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

    At September 30, 1997, the Company and its subsidiary had regulatory capital which was well in excess of regulatory requirements. The current requirements and the Company's actual levels as of September 30, 1997 are detailed below (dollars in thousands):

                                 Required Capital         Actual Capital
                              --------------------     --------------------
                              Amount       Percent      Amount      Percent
                              -------      -------     --------     -------
    Tier 1 Leverage           $28,741        3.00%      $98,616      10.29%

    Tier 1 Risk-Based         $21,511        4.00%      $98,616      18.34%

    Total Risk-Based          $43,021        8.00%     $103,786      19.30%

                         PART II  -  OTHER INFORMATION



Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         a)      Not applicable.
         b)      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ISB FINANCIAL CORPORATION


Date:    November 7, 1997         By:   /s/  Larrey G. Mouton
                                      -----------------------------------------
                                      Larrey G. Mouton, President and
                                        Chief Executive Officer


Date:    November 7, 1997         By:   /s/  Thomas E. Harrison
                                      -----------------------------------------
                                      Thomas E. Harrison, Senior Vice President
                                        and Chief Financial Officer