Form 10-K
period 1997-12-31
ISB FINANCIAL CORP/LA
filed 1998-03-31
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

                                       OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-25756

                              ISB Financial Corporation
   ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Louisiana                                 72-1280718
               ---------                                 ----------
    (State or other jurisdiction of                   (I.R. S. Employer
    incorporation or organization)                 Identification Number)


      1101 East Admiral Doyle Drive
          New Iberia, Louisiana                               70560
 ---------------------------------------                  -------------
 (Address of principal executive office)                    (Zip Code)


       Registrant's telephone number, including area code: (318) 365-2361 Securities registered pursuant of Section 12(b) of the Act: Not Applicable
           Securities registered pursuant of Section 12(g) of the Act

                    Common Stock (par value $1.00 per share)
                    ----------------------------------------
                                (Title of Class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10- K.

  As of March 18, 1998, the aggregate market value of the 6,594,793 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 369,184 shares held by all directors and officers of the Registrant as a group, was approximately $183.8 million. This figure is based on the closing sale price of $27.875 per share of the Registrant's Common Stock on March 18, 1997.

Number of shares of Common Stock outstanding as of December 31, 1997:   6,902,028

                       DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K,
(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART 1.

ITEM 1. BUSINESS.

GENERAL

     ISB Financial Corporation (the "Company") is a Louisiana corporation organized in November 1994 by Iberia Savings Bank ("Iberia") for the purpose of acquiring all of the capital stock of Iberia to be issued by Iberia in the conversion (the "Conversion") of Iberia to stock form, which was completed on April 6, 1995. On May 3, 1996, the Company completed the acquisition of Royal Bankgroup of Acadiana, Inc., ("Royal") and its wholly owned subsidiary, The Bank of Lafayette ("BOL"). Royal was merged into the Company and BOL was merged into Iberia. The two offices of BOL now operate as branches of Iberia. On October 18, 1996, the company completed the acquisition of Jefferson Bancorp, Inc. and its wholly owned subsidiary, Jefferson Federal Savings Bank. Jefferson Bancorp, Inc. was merged into the Company and Jefferson Federal Savings Bank operated as a separate subsidiary of the Company until September 1, 1997, as a state chartered savings bank under the name of Jefferson Bank ("Jefferson"). On September 1, 1997, Jefferson Bank was merged with and into Iberia Savings Bank. On December 1, 1997, Iberia Savings Bank changed its name to IBERIABANK. The only significant assets of the Company are the capital stock of Iberia , the Company's loan to an employee stock ownership plan, and cash. To date, the business of the Company has consisted of the business of the Banks. The Company's common stock trades on the NASDAQ National Market under the symbol "ISBF." At December 31, 1997, the Company had total assets of $947.3 million, total deposits of $778.7 million and equity of $115.6 million.

     Iberia is a Louisiana chartered stock commercial bank conducting business from its main office located in New Iberia, Louisiana and 26 full-service branch offices located in New Iberia, Lafayette, Jeanerette, Franklin, Morgan City, Crowley, Rayne, Kaplan, St. Martinville, Abbeville, Gretna, Marrero, River Ridge, New Orleans, Metairie and Kenner, all of which are in southern Louisiana. The Bank attracts retail deposits from the general public and the business community through a variety of deposit products. Deposits are insured by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"), within applicable limits.

     The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans. The Bank's primary lending emphasis has been loans secured by first and second liens on single-family (one-to-four units) residences located in the Bank's primary market area. At December 31, 1997, such loans amounted to $376.3 million or 55.6% of the Bank's gross loan portfolio. The Bank has placed recent emphasis on the origination of consumer and commercial loans. Consumer loans consist of home equity loans, home equity lines of credit, automobile loans, indirect automobile loans, loans secured by deposit accounts and other consumer loans. At December 31, 1997, $169.7 million, or 25.1%, of the Bank's gross loans were consumer loans. Of that amount, $90.7 million, or 13.4% of gross loans, were indirect automobile loans. Commercial loans consist of commercial real estate loans, commercial business loans and multi-family residential real estate loans. At December 31, 1997, $48.3 million, or 7.1% of loans are secured by commercial real estate, $58.0 million, or 8.6%, are commercial business loans and $2.5 million, or .4%, are multi-family residential real estate loans. The Bank also originates loans for the purpose of constructing single-family residential units. At December 31, 1997, $22.1 million, or 3.3%, are construction loans.

     The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC, as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas which is one of the 12 regional banks comprising the FHLB System.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-backed securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and other investment securities. At December 31, 1997, the Bank's mortgage-backed securities amounted to $115.1 million, or 12.2% of total assets and its investment securities amounted to $77.3 million, or 8.2% of total assets.

Lending Activities

      Loan Portfolio Composition.   The following table sets forth the
composition of the Banks' loans held in portfolio at the dates indicated

                                                                   December 31,
                                            -----------------------------------------------------------
                                                       1997                         1996
                                            -------------------------     -----------------------------
                                                           Percent of                        Percent of
                                               Amount      Total           Amount            Total
                                            -----------   -----------     ------------      -----------
Mortgage loans:
    Single-family residential                $ 376,320        55.59%        $ 386,555           66.45%
    Multi-family                                 2,516         0.37%            2,279            0.39%
    Construction                                22,109         3.27%           14,064            2.41%
                                             ---------      --------        ---------         --------
       Total mortgage loans                    400,945        59.23%          402,898           69.25%
                                             ---------      --------        ---------         --------
Commercial Loans
    Business loans                              57,978         8.56%           36,089            6.20%
    Real estate                                 48,291         7.13%           22,961            3.95%
                                             ---------      --------        ---------         --------
         Total commercial loans                106,269        15.69%           59,050           10.15%
                                             ---------      --------        ---------         --------
Consumer loans:
    Home equity                                 34,192         5.05%           21,646            3.72%
    Automobile                                   9,433         1.39%            7,509            1.29%
     Indirect                                   90,676        13.39%           52,371            9.00%
    Mobile home loans                            3,226         0.48%            4,215            0.73%
    Educational loans                            9,458         1.40%            9,345            1.61%
    Credit card loans                            4,150         0.61%            4,017            0.69%
    Loans on savings                            11,255         1.66%           12,487            2.15%
    Other                                        7,358         1.09%            8,225            1.41%
                                             ---------      --------        ---------         --------
       Total consumer loans                    169,748        25.08%          119,815           20.60%
                                             ---------      --------        ---------         --------
       Total loans receivable                  676,962       100.00%          581,763          100.00%
                                             ---------      --------        ---------         --------
Less:
    Allowance for loan losses                   (5,258)                        (4,615)
    Loans-in-process                           (14,082)                        (6,059)
    Unearned discount                             (160)                          (143)
    Prepaid dealer
       participations                            3,636                          2,555
    Deferred loan fees, net                       (709)                          (922)
    Discount on loans
       purchased                                (1,145)                        (1,460)
                                             ---------                      ---------
       Loans receivable, net                   659,244                        571,119
                                             ---------                      ---------


                                                                  December 31,
                                          ------------------------------------------------------------
                                                      1995                             1994
                                          ----------------------------    ----------------------------
                                                           Percent of                      Percent of
                                           Amount          Total           Amount          Total
                                          -----------      -----------    -----------     ------------
Mortgage loans:
    Single-family residential               $ 318,705        76.83%        $ 300,730           78.00%
    Multi-family                                1,506         0.36%            1,801            0.47%
    Construction                               15,617         3.76%           14,427            3.74%
                                            ---------      --------        ---------         ---------
       Total mortgage loans                   335,828        80.95%          316,958           82.21%
                                            ---------      --------        ---------         ---------
Commercial Loans
    Business loans                             11,055         2.66%           10,655            1.67%
    Real estate                                14,486         3.49%            6,441            2.76%
                                            ---------      --------        ---------         ---------
         Total commercial loans                25,541         6.15%           17,096            4.43%
                                            ---------      --------        ---------         ---------
Consumer loans:
    Home equity                                15,364         3.70%           14,229            3.69%
    Automobile                                  5,873         1.42%            5,003            1.54%
     Indirect                                     619         0.15%              939            0.24%
    Mobile home loans                           6,077         1.46%            8,017            2.08%
    Educational loans                           9,262         2.23%            9,639            2.50%
    Credit card loans                           3,836         0.92%            3,477            0.90%
    Loans on savings                            7,481         1.80%            8,305            2.15%
    Other                                       4,960         1.20%            1,910            0.50%
                                            ---------      --------        ---------         ---------
       Total consumer loans                    53,472        12.90%           51,519           13.60%
                                            ---------      --------        ---------         ---------
       Total loans receivable                 414,841       100.00%          385,573          100.24%
                                            ---------      --------        ---------         ---------
Less:
    Allowance for loan losses                  (3,746)                        (3,831)
    Loans-in-process                           (8,399)                        (6,848)
    Unearned discount                              (1)                            (5)
    Prepaid dealer
       participations                               0                              0
    Deferred loan fees, net                    (1,191)                        (1,416)
    Discount on loans
       purchased                               (1,962)                        (2,679)
                                            ---------                      ---------
       Loans receivable, net                  399,542                        370,794
                                            ---------                      ---------


                                                     December 31,
                                          -------------------------------
                                                        1993
                                           ------------------------------
                                                               Percent of
                                            Amount             Total
                                           -----------        -----------
Mortgage loans:
    Single-family residential               $ 284,630            79.96%
    Multi-family                                1,897             0.53%
    Construction                                9,082             2.55%
                                             --------           -------
       Total mortgage loans                   295,609            83.04%
                                             --------           -------
Commercial Loans
    Business loans                              4,089             1.15%
    Real estate                                 8,271             2.32%
                                             --------           -------
       Total commercial loans                  12,360             3.47%
                                             --------           -------
Consumer loans:
    Home equity                                11,493             3.23%
    Automobile                                  3,616             1.02%
     Indirect                                   1,339             0.38%
    Mobile home loans                           9,989             2.81%
    Educational loans                           8,953             2.52%
    Credit card loans                           2,406             0.68%
    Loans on savings                            8,117             2.28%
    Other                                       2,082             0.58%
                                             --------           -------
       Total consumer loans                    47,995            13.49%
                                             --------           -------
       Total loans receivable                 355,964           100.00%
                                             --------           -------
Less:
    Allowance for loan losses                  (3,413)
    Loans-in-process                           (3,991)
    Unearned discount                             (25)
    Prepaid dealer
       participations                               0
    Deferred loan fees, net                    (1,242)
    Discount on loans
       purchased                               (3,876)
                                             --------
       Loans receivable, net                  343,417
                                             --------

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Banks' loans held to maturity at December 31, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Banks' loan portfolio held to maturity.

                                                                             Single Family Residential
                                               ------------------------------------------------------------------------------

                                               Single-family           Multi-family         Construction             Total
                                               -------------           ------------         ------------             -----
 Amounts due in:
    One year or less                             $  16,310               $     18                                   $  16,328
    After one year through five years               65,940                  1,052                                      66,992
    After five years                               294,070                  1,446                22,109 (1)           317,625
                                               ------------------------------------------------------------------------------
       Total(2)                                  $ 376,320               $  2,516              $ 22,109             $ 400,945
                                               ==============================================================================

 Interest rate terms on amounts
   due after one year:
    Fixed                                        $ 185,106               $  1,649              $ 16,582             $ 203,337
    Adjustable                                     174,904                    849                 5,527               181,280
                                               ------------------------------------------------------------------------------
       Total                                     $ 360,010               $  2,498              $ 22,109             $ 384,617
                                               ==============================================================================


                                                       Commercial
                                     ------------------------------------------------
                                                         Business                               Consumer
                                     Real Estate           Loans               Total              Loans             Total
                                     -----------           -----               -----              -----             -----
 Amounts due in:
    One year or less                   $ 10,768           $ 30,488           $  41,256          $  48,114         $ 105,698
    After one year through five
      years                              12,614             10,473              23,087             91,882           181,961
    After five years                     24,909             17,017              41,926             29,752           389,303
                                     -------------------------------------------------------------------------------------------
       Total(2)                        $ 48,291           $ 57,978           $ 106,269          $ 169,748         $ 676,962
                                     ===========================================================================================

 Interest rate terms on amounts
   due after one year:
    Fixed                              $ 16,570           $  6,504           $  23,074          $ 112,191         $ 338,602
    Adjustable                           20,953             20,986              41,939              9,443           232,662
                                     ---------------------------------------------------------------------------------------
       Total                           $ 37,523           $ 27,490           $  65,013          $ 121,634         $ 571,264
                                     =======================================================================================

     Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

     Loan Originations, Purchases and Sales Activity. The following table shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

                                                                        Y e a r  E n d e d  D e c e m b e r  3 1 ,
                                               ---------------------------------------------------------------------------------
                                                      1997            1996            1995               1994             1993
                                                      ----            ----            ----               ----             ---
                                                                          (Dollars In Thousands)

Gross loans at beginning of period                 $ 581,763        $ 414,841        $ 385,573        $ 355,964        $ 353,172
                                                                                         --               --               --
Originations of loans:
      Mortgage loans:
            Single-family residential                 48,624           41,134           38,936           44,670           61,745
            Multi-family residential                      --               --               --               --               --
            Construction                              22,187           21,939           24,330           25,602           17,225
      Commercial business loans                       80,872           32,457           15,608           13,712            5,170
      Commercial real estate                              --           15,143            5,486            3,044            2,721
      Consumer loans:
            Home equity                               18,693           13,785           11,257            8,367            7,261
            Automobile                                65,193           42,813            4,318            4,116            2,913
            Mobile home loans                            733              276              386              792              611
            Educational loans                          1,466            1,724            1,268            2,153            2,575
            Loans on savings                           5,202            5,272            4,463            3,329            3,908
            Credit cards                               1,338            1,137            1,430            6,677            5,311
            Other                                      6,890            3,634            3,836            3,262            2,835
                                                   ---------        ---------        ---------        ---------        ---------
                 Total originations                  251,198          179,314          111,318          115,724          112,275
                                                   ---------        ---------        ---------        ---------        ---------
                                                   --------------------------
Loan purchased/acquired                                   --          109,121              996               --               --
                                                   --------------------------        ---------        ---------        ---------
            Total purchases/acquisitions                   0          109,121              996               --               --
                                                   ---------        ---------        ---------        ---------        ---------

            Total originations and purchases         251,198          288,435          112,314          115,724          112,275
Repayments                                          (136,035)        (116,511)         (82,356)         (84,204)        (109,227)
Loan sales                                           (19,964)          (5,002)            (690)          (1,911)            (256)
                                                   ---------        ---------        ---------        ---------        ---------
Net activity in loans                                 95,199          166,922           29,268           29,609            2,792
                                                   ---------        ---------        ---------        ---------        ---------
Gross loans held at end of period                  $ 676,962        $ 581,763        $ 414,841        $ 385,573        $ 355,964
                                                   =========        =========        =========        =========        =========

     The lending activities of Iberia are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for residential mortgage loans are taken by one of the Banks' mortgage executives, while the Banks' designated consumer lenders have primary responsibility for taking consumer loan applications and its commercial lending officers have primary responsibility for taking commercial business and commercial real estate loan applications. The Bank's loan originators will take loan applications at any of the Banks' offices and, on occasion, outside of the Banks' offices at the customer's convenience. The process of underwriting all residential mortgage, consumer and construction loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized in one of the Bank's offices. The credit analysis department is responsible for overseeing the underwriting of all commercial business and commercial real estate loans. The Bank generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

     Residential mortgage loan applications are primarily developed from advertising, referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate and commercial business loan applications are obtained primarily from previous borrowers, direct solicitations by the Bank's personnel, as well as referrals. Consumer loans originated by the Bank are obtained primarily through existing customers, automobile dealerships and walk-in customers who have been made aware of the Bank's programs by advertising and other means.

     Applications for residential mortgage loans typically are approved by certain designated officers or, if the loan amount exceeds $227,100 by the Officers' Loan Committee of the Bank, a committee of Bank officers. If a loan is between $500,000 and $1.0 million, it must also be approved by the Loan Committee of the Bank's Board of Directors, and loans in excess of $1.0 million must be approved by the Board of Directors. Certain designated officers of the Bank have limited authority to approve commercial loans not exceeding specified levels and the officers may combine their individual limits and approve loans up to $1.0 million. Loans in excess of $1.0 million but less than $8.0 million must be approved by the Bank's Commercial Loan Committee made up of members of the Board of Directors. Commercial loans in excess of $8.0 million must be approved by the full Board of Directors. Certain designated officers approve consumer loans up to $30,000 unsecured and $100,000 secured. Consumer loans up to $200,000 unsecured and $500,000 secured must be approved by the Officer's Loan Committee, consisting of at least two members of senior management. Consumer loans up to $1.0 million must be approved by the Board of Directors Loan Committee. Consumer loans in excess of $1.0 million must be approved by the full board.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Southwestern Louisiana and the greater New Orleans area and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). During 1997 and 1996, the Bank decided to sell all conforming fixed-rate loan originations into the secondary market and only retain nonconforming fixed-rate loan originations in its portfolio.

     Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary market for mortgages. At December 31, 1997, $196.4 million, or 52.2%, of the Bank's single-family residential mortgage loans were fixed-rate loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of three, five or ten years in accordance with a designated index, plus a margin. During 1996, the Banks changed its index to the one year constant maturity treasury ("CMT") from the National Median Cost of Funds for SAIF-Insured Institutions for all new adjustable-rate single-family residential loan originations. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1997, $179.9 million or 47.8% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

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

     For conventional residential mortgage loans held in the portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ratio generally is 95%, and is based on the lesser of sales price or appraised value. Generally on loans with a loan-to-value ratio of over 80%, private mortgage insurance ("PMI") is required in an amount which reduces the Bank's exposure to 80% or less.

     In November 1994, in order to assist low- to moderate- income families achieve home ownership, Iberia implemented a program whereby it will provide 100% financing to certain low-to moderate- income homebuyers in Iberia's market area. Such loans are structured as a 30-year ARM with respect to 90% of the value with the remaining necessary funds (including closing costs) being provided through a five-year fixed rate second mortgage loan. No PMI is required to be obtained with respect to loans originated under this program. Iberia has developed its 100% financing loan product in an effort to address the home buying needs of lower income residents. Due to the absence, or limited amount, of equity with respect to such loans and the absence of PMI, this product may be deemed to involve greater risk than Iberia's typical single-family residential mortgage loans. However, the individual loans in this program generally are relatively small, with balances generally less than $50,000. At this time, Iberia anticipates that the aggregate balance of loans originated under this program will not exceed $10.0 million. As of December 31, 1997, such loan originations have amounted to $7.4 million. To date, Iberia has not experienced any significant delinquency problems with respect to loans originated under this program.

     Construction Loans. Substantially all of the Bank's construction loans have consisted of loans to construct single-family residences extended to individuals where the Bank has committed to provide a permanent mortgage loan upon completion of the residence. As of December 31, 1997, the Bank's construction loans amounted to $22.1 million, or 3.3%, of the Bank's total loan portfolio. The Bank's loans are underwritten as construction/permanent loans, with one set of documents and one closing for both the construction and the long-term portions of the such loans. The Bank's construction loans typically provide for a construction period not exceeding 12 months, generally have loan-to-value ratios of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the construction phase. Upon completion of construction, the loans convert to permanent residential mortgage loans. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. The Bank also will originate ground or land loans to individuals to purchase a building lot on which he intends to build his primary residence.

     Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed or qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project periodically is inspected by an independent inspector.

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

     Consumer Loans. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1997, $169.7 million, or 25.1%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

     The largest component of the Bank's consumer loan portfolio consists of indirect automobile loans. These loans are originated by the automobile dealerships and applications are sent via facsimile to bank personnel for approval or denial. The Bank relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans apart from the ability of the consumer to repay the loan, that being fraud perpetrated by the automobile dealership. To limit its exposure, the Bank has limited its dealings to automobile dealerships which have demonstrated reputable behavior in the past. At December 31, 1997, $90.7 million, or 13.4%, of the Bank's total loan portfolio are indirect automobile loans.

     At December 31, 1997, the Bank's remaining consumer loan portfolio was comprised of home equity loans, educational loans, loans secured by deposits at the Bank, mobile home loans, direct automobile loans, credit card loans and other consumer loans. At December 31, 1997, the Bank had $34.2 million or 5.1% of home equity loans, and $9.5 million or 1.4% of educational loans, all of which were underwritten to conform with the standards of the Louisiana Public Facilities Authority ("LPFA"). Generally, the Bank has sold its educational loans to the LPFA or other government sponsored agencies at the commencement of the repayment period. Deposit loans totaled $11.3 million, or 1.7%, of the Bank's total loan portfolio at December 31, 1997. The Bank's mobile home loans amounted to $3.2 million, or .5% of the loan portfolio at December 31, 1997, compared to $18.1 million or 5.4% of the Bank's loan portfolio at December 31, 1991. The Bank has not emphasized originations of mobile home loans in recent years due to, among other things, management's perception that such loans generally are riskier than certain other consumer loans, such as home equity loans, and single-family mortgage loans. The Bank also offers direct automobile loans, loans based on its VISA and MasterCard credit cards and other consumer loans. At December 31, 1997, the Bank's direct automobile loans amounted to $9.4 million, or 1.4%, of the Bank's total loan portfolio. The Bank's Visa and MasterCard credit card loans totaled $4.2 million, or 0.6%, of the Bank's total loan portfolio at such date. The Bank's other personal consumer loans amounted to $7.4 million, or 1.1% of the Bank's total loan portfolio at such date.

     Commercial and Multi-Family Residential Real Estate Loans. The Bank has increased its investment in commercial real estate loans from $8.3 million, or 2.3% of the total loan portfolio at December 31, 1993, to $48.3 million, or 7.1% of the total loan portfolio, at December 31, 1997. The Bank's multi-family residential loan portfolio at December 31, 1997 is $2.5 million or .4% of the total loan portfolio. The increase in commercial real estate loans reflects, in part, the Bank's determination to originate such loans in its market area and certain commercial real estate loans acquired from BOL. The Bank intends to continue to expand its involvement in commercial real estate lending and to continue to moderately increase the amount of such loans in the Bank's portfolio. The Bank expects it will continue to grant such loans primarily to small and medium sized businesses located in the Banks' primary market area, a portion of the market that the Bank believes has been underserved in recent years. The types of properties securing the Bank's commercial real estate loans include strip shopping centers, professional office buildings, small retail establishments and warehouses, all of which are located in the Bank's market area. As of December 31, 1997, the Bank's largest commercial real estate loan had a balance of $2.7 million. Such loan is secured by a commercial office complex in the Bank's market area and is performing in accordance with its terms.

     The Bank's commercial real estate and multi-family residential loans generally are one-year adjustable-rate loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin. Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 10 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

     The Bank evaluates various aspects of commercial and multifamily residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 120%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state licensed or certified appraiser (generally MAI qualified) commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transactions. All appraisal reports are reviewed by the Bank prior to the closing of the loan. On occasion, the Bank also retains a second independent appraiser to review an appraisal report.

     Commercial real estate and multi-family residential lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempt to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral. As of December 31, 1997, $30,000 of the Bank's commercial real estate loans were non-performing.

     Commercial Business Loans. The Bank originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Bank's commercial business loans generally are made to small to mid-size companies located in the Bank's primary market area and are made for a variety of commercial purposes. At December 31, 1997, the Bank's commercial business loans amounted to $58.0 million or 8.6% of the Bank's gross loan portfolio. The Bank has placed emphasis on the origination of commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have higher yields and shorter repayment periods than single-family residential loans.

     The Bank's commercial business loans may be structured as term loans or revolving lines of credit. Commercial business loans generally have a term of ten years or less and adjustable or variable rates of interest based upon the New York Prime Rate. The Bank's commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. The Bank also provides commercial loans structured as advances based upon perfected security interests in accounts receivable and inventory. Generally the Bank will advance amounts not in excess of 85% of accounts receivable, provided that such accounts have not aged more than 90 days. In such cases, payments are made directly to the Bank and the Bank generally maintains in escrow 2% to 100% of the amounts received. As of December 31, 1997, the Bank had $129,000 of non-performing commercial business loans and its largest commercial business loan had a principal balance of $3.0 million. Such loan is secured by the borrower's accounts receivable and generally has performed in accordance with its terms since origination.

     Loans-To-One Borrower Limitations. The Louisiana Savings Bank Act of 1990, as amended (the "LSBA") imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. Under LSBA, the permissible amount of loans-to-one borrower may not exceed 15% of the savings bank's total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's net worth if the loans are 100% secured by readily marketable collateral. A savings bank's net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; or (v) mandatory convertible debt up to 20% of categories (i) through
(iv). Readily marketable collateral consists of financial instruments or bullion which are salable under ordinary circumstances with reasonable promptness at fair market value or on an auction or a similarly available daily bid and ask price market. At December 31, 1997, Iberia's limit on unsecured loans-to-one borrower under LSBA was $13.9 million. At December 31, 1997, lberia's five largest loans or groups of loans-to-one borrower ranged from $2.5 to $4.7 million, and all of such loans were performing in accordance with their terms.

ASSET QUALITY

     General. As a part of the Bank's efforts to improve asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system. All assets of the Bank are periodically reviewed and the classifications are reviewed by the Loan Committee of the Board of Directors on at least a quarterly basis.

     When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more, except for credit card loans. See Note 5 of the Notes to Consolidated Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under GAAP are classified as real estate owned until sold. Pursuant to SOP 92-3 issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

     Under GAAP, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had one troubled debt restructuring as of December 31, 1997. See the table below under "NonPerforming Assets and Troubled Debt Restructurings."

     Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                      December 31, 1997
                                                  ----------------------------------------------------------
                                                             30 - 59 Days                60 - 89 Days
                                                  -------------------------------   ------------------------
                                                                      Percent of               Percent of
                                                                      Loan                     Loan
                                                          Amount      Category      Amount     Category
                                                  ---------------   -------------   --------  --------------
                                                                      (Dollars in Thousands)
Mortgage loans:
  Residential:
    Single-family                                         $6,927        1.84%        $1,651        0.44%
    Multi-family                                               -           0              -
    Construction                                               -           0              -
    Commercial business loans                                533        0.92%           343        0.59%
    Commercial                                               433        0.92%           285        0.59%
    Consumer loans                                         1,690        1.00%           582        0.34%
                                                          ------        ----         ------        ----
           Total                                          $9,593        1.42%         2,861        0.42%
                                                          ------        ----         ------        ----

     Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth information relating to the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                    December 31,
                                            ------------------------------------------------------------
                                            1997           1996         1995          1994         1993
                                           ------         ------       ------        ------       ------
                                                               (Dollars in Thousands)
Non-accrual loans:
  Mortgage loans:
      Single-family                        $1,543        $  892        $  788        $  729        $  642
      Multi-family                              -             -             -             -             -
      Construction                              -             -             -             -             -
   Commercial business loans                  129           407             -             -             -
   Commercial                                  30           190            30            55           142
   Consumer loans                             419         1,002           597           461           586
                                           ------        ------        ------        ------        ------
        Total non-accrual
          loans                             2,121         2,491         1,415         1,245         1,370
                                           ------        ------        ------        ------        ------
Accruing loans more than 90
   days past due (1)                            3            69            53            13            14
                                           ------        ------        ------        ------        ------
       Total non-performing
        loans                               2,124         2,560         1,468         1,258         1,384
                                           ------        ------        ------        ------        ------
Real Estate owned, net                        473           978           561           570           859
                                           ------        ------        ------        ------        ------
    Total non performing
     assets                                $2,597        $3,538        $2,029        $1,828        $2,243
                                           ------        ------        ------        ------        ------
Performing troubled debt
  restructuring                            $  122        $  176        $  186        $  194        $  201
                                           ------        ------        ------        ------        ------
    Total non-performing
      assets and troubled debt
      restructurings                       $2,719        $3,714        $2,215        $2,022        $2,444
Non-performing loans to
   total loans                              0.31%         0.44%         0.35%         0.33%         0.39%
Total non-performing
    assets to total assets                  0.29%         0.38%         0.33%         0.37%         0.46%
Total non-performing assets
  and troubled debt
  restructurings to total
  assets                                    0.29%         0.40%         0.36%        0.41%          0.51%

     Other Classified Assets. Federal regulations require that the Bank classifies its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

     At December 31, 1997, the Bank had $6.4 million of assets classified substandard, $601,000 of assets classified doubtful, and no assets classified loss. At such date, the aggregate of the Bank's classified assets amounted to
 .74% of total assets.

     Allowance For Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 1997, the Bank's allowance for loan losses amounted to 232.6% and .78% of the Bank's non-performing loans and gross loans receivable, respectively.

            Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the OTS and the Federal Reserve Board, issued the Policy Statement regarding an institutions's allowance for loan and lease losses. The Policy Statement, which relflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (I) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio the OTS and the Federal Reserve Board, issued the Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." The review of the Policy Statement did not result in a material adjustment to the Bank's policy for establishing loan losses.

       The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                           Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                       1997          1996          1995          1994          1993
                                                 --------------  ------------   -----------   ----------  -------------
                                                                          (Dollars in Thousands)
Allowance at beginning of period                      $4,615        $3,746        $3,831        $3,413        $3,254
Allowance from subsidiary acquisition                      -         1,114            13             -             -
Provisions                                             1,097           156           239           305           441
Charge-offs:
  Mortgage loans:
      Single-family                                       50            46            55            81           107
      Multi-family                                         -             -             -             -             -
      Construction                                         -             -             -             -             -
  Commercial business loans                              191            61             -             -             -
  Commercial                                               -             -             4             -            96
  Consumer loans                                         562           509           371           214           343
                                                      ------        ------        ------        ------        ------
       Total                                             803           616           430           295           546
                                                      ------        ------        ------        ------        ------
Recoveries:
  Mortgage loans:
      Single-family                                       79            39            15           302           107
      Multi-family                                         -             -             -             -             -
      Construction                                         -             -             -             -             -
   Commercial business loan                               55             -             -             -             -
   Commercial                                              -            43             -             -             -
   Consumer loans                                        215           133            78           106           157
                                                      ------        ------        ------        ------        ------
       Total                                             349           215            93           408           264
                                                      ------        ------        ------        ------        ------
Allowance at end of period                            $5,258        $4,615        $3,746        $3,831        $3,413
                                                      ------        ------        ------        ------        ------
Allowance for loan losses to
total non-performing loans at
end of period                                        232.60%       180.28%       255.18%       304.53%       246.60%
Allowance for loan losses to
total loans at end of period                           0.78%         0.79%         0.90%         0.99%         0.96%

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                                              December 31,
                                             ----------------------------------------------------------------------------
                                                                1997                                 1996
                                             --------------------------------------     ---------------------------------
                                                                        % of Loan                            % of Loan
                                                                         in Each                              in Each
                                                                        Category to                         Category to
                                                   Amount              Total Loans        Amount            Total Loans
                                             -------------------     --------------     ---------------    --------------
Single-family  residential                               1,439               55.59%            1,991            66.45%
Multi-family residential                                     9                0.37%               11             0.39%
Construction                                                84                3.27%               72             2.41%
Commercial business                                      1,356                8.56%              817             3.95%
Commercial  real estate                                    660                7.13%              502             6.20%
Consumer                                                 1,710               25.08%            1,222            20.60%
                                             -------------------     --------------     ---------------    --------------
   Total allowance for loans losses                      5,258              100.00%            4,615           100.00%
                                             -------------------     --------------     ---------------    --------------



                                                                  December 31,
                                     --------------------------------------------------------------------
                                                  1995                                 1994
                                     --------------------------------    --------------------------------
                                                         % of Loan                            % of Loan
                                                           in Each                             in Each
                                                         Category to                         Category to
                                       Amount            Total Loans        Amount           Total Loans
                                     -------------     --------------    -------------    ---------------
Single-family  residential                 2,184            76.83%              2,221           78.00%
Multi-family residential                      10             0.36%                 13            0.47%
Construction                                 107             3.76%                107            3.74%
Commercial business                          134             2.66%                118            1.67%
Commercial  real estate                      176             3.49%                196            2.76%
Consumer                                   1,135            12.89%              1,176           13.36%
                                     -------------     --------------    -------------    ---------------
   Total allowance for loans losses        3,746           100.00%              3,831          100.00%
                                     -------------     --------------    -------------    ---------------



                                                   December 31,
                                          -------------------------------
                                                       1993
                                          -------------------------------
                                                             % of Loan
                                                               in Each
                                                             Category to
                                            Amount           Total Loans
                                          ------------     --------------
Single-family  residential                     2,042             79.96%
Multi-family residential                          14              0.53%
Construction                                      65              2.55%
Commercial business                               97              1.15%
Commercial  real estate                          197              2.32%
Consumer                                         998             13.49%
                                          ------------     --------------
   Total allowance for loans losses            3,413            100.00%
                                          ------------     --------------

                                      16.

     Management of the Bank presently believes that its allowance for loan losses is adequate to cover any potential losses in the Bank's loan portfolio. However, future adjustments to this allowance may be necessary, and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

MORTGAGE-BACKED SECURITIES

     As of December 31, 1997, the Bank's mortgage-backed securities amounted to $115.1 million, or 12.2% of total assets. At the time of their respective acquisitions, BOL and Jefferson provided $4.2 million and $106.8 million, respectively, of mortgage-backed securities. The Bank's mortgage-backed securities portfolios provides a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Banks. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests to a limited degree in certain privately issued, credit enhanced mortgage-backed securities rated AA or above by national securities rating agencies.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which limit currently is $227,100.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The Bank has generally determined, consistent with its asset/liability management strategies, to limit its investments in mortgage-backed securities to securities backed by ARMS, which have a balloon feature or securities which otherwise have an adjustable rate feature.

     The Bank's mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuers cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. At December 31, 1997, the fair value of the Bank's investment in CMOs amounted to $20.5 million, all of which consisted of regular interests. As of December 31, 1997, the Bank's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank determine to utilize borrowings as a source of funds. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation - The Bank - Capital Requirements."

     As of December 31, 1997, all of the Bank's mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-backed securities available for sale are carried at current market value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.


                                                                      December 31,
                                                    --------------------------------------------
                                                        1997             1996          1995
                                                     ----------      ------------   ------------
                                                               ( Dollars In Thousands)
Mortgage-backed securities :

  FHLMC                                                  $ 54,285       $ 80,648       $ 16,434
  FNMA                                                     28,864         35,340         15,553
  GNMA                                                     11,115         13,233            350
  FNMA CMO                                                  9,468          9,697          7,209
  FHLMC CMO                                                10,901         10,901         10,901
  Privately Issued (2)                                        492            850          1,199
                                                         --------       --------       --------

    Total mortgage backed
      securities                                         $115,125       $150,669       $ 51,646
                                                         --------       --------       --------

    Total market value                                   $116,004       $150,014       $ 51,872
                                                         --------       --------       --------

     (1) See Note 4 of the Notes to Consolidated Financial Statements.

     (2) Rated AA by national rating agencies.

     (3) At December 31, 1997, $49.1 million of the Banks' mortgage-backed securities had adjustable rates and $66.0 million had fixed rates, of which $55.4 million had a balloon feature (the mortgage- backed security will mature and repay before the underlying loans have been fully amortized).

     The following table sets forth the purchases, principal repayments and sales of the Bank's mortgage-backed securities for the periods indicated.

                                                           Year Ended December 31,
                                            1997            1996             1995           1994
                                        -----------     -----------      -----------     ------------
                                                               (In Thousands)
Mortgage-backed securities
purchased(1)                            $                $                $   15,532       $    4,793
Acquired                                       ---          111,114
Principal repayments                       (35,353)         (11,903)          (3,722)          (6,108)
Sales                                          ---              ---              ---              ---
Other, net                                    (191)            (188)             (87)            (181)
                                         ---------        ---------        ---------        ---------
        Net change                      $  (35,544)      $   99,023       $   11,723       $   (1,496)
                                         =========        =========        =========        =========

(1) All purchases are of mortgage-backed securities issued by government entities or government sponsored entities.

     At December 31, 1997, the weighted average contractual maturity of the Bank's mortgage-backed securities with a balloon feature was approximately 2.1 years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

     During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

INVESTMENT SECURITIES

     The Bank's investments in investment securities consist primarily of securities issued by the U.S. Treasury and federal government agency obligations. As of December 31, 1997, the Bank's investment securities available for sale amounted to $75.5 million, net of gross unrealized gains of $335,000, and its investment securities held to maturity amounted to $1.8 million. At the time of their respective acquisitions, BOL and Jefferson provided $2.0 million and $57.5 million, respectively, of investment securities. The Bank attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms to maturity exceeding five years.

     The following table sets forth information regarding the amortized cost and market value of the Bank's investment securities at the dates indicated.

                                                                              December 31,
                                     -----------------------------------------------------------------------------------------
                                                   1997                         1996                          1995
                                     -----------------------------   ---------------------------   ---------------------------
                                         Amortized        Market      Amortized        Market       Amortized        Market
                                           Cost            Value         Cost           Value          Cost           Value
                                     -------------   -------------   -----------     -----------   -----------    ------------
                                                                      (Dollars In Thousands)
U.S. Government
and federal agency
obligations                               $ 69,534       $ 69,872       $ 95,549       $ 95,855       $ 79,907       $ 81,065
Other                                        7,448          7,447          7,523          7,507          5,785          5,777
                                          --------       --------       --------       --------       --------       --------
    Total                                 $ 76,982       $ 77,319       $103,072       $103,362       $ 85,692       $ 86,842
                                          --------       --------       --------       --------       --------       --------

           The following table sets forth certain information regarding the maturities of the Bank's investment securities at December 31, 1997.

                                                                      Contractually Maturing
                                       ----------------------------------------------------------------------------------
                                                               Weighted                                     Weighted
                                          Under 1               Average                    1-5               Average
                                            Year                 Yield                    Years               Yield
                                       ---------------      ----------------         ----------------     ---------------
U.S. Government and
        federal agency obligations   $         33,831             6.18%            $          36,041           6.45%
Other                                           5,634 (1)         5.80%                        1,743           4.89%
                                       ---------------                               ----------------
        Total                        $         39,465             6.13%            $          37,784           6.38%
                                       ===============                               ================


                                                                          Contractually Maturing
                                          -------------------------------------------------------------------------------------
                                                                    Weighted                                      Weighted
                                                  6-10               Average                  Over 10              Average
                                                 Years                Yield                    Years                Yield
                                             ---------------     ----------------          ---------------      ---------------
U.S. Government and
        federal agency obligations         $              0               %              $            ---                 %
Other                                                    68           6.50%                           ---
                                             ---------------                               ---------------
        Total                              $             68           6.50%              $              0
                                             ===============                               ===============

------------------

(1) Consists of a mutual fund of adjustable rate mortgage-backed securities, all of which adjust at least annually.

SOURCES OF FUNDS

     General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's branch offices. The acquisitions of Jefferson and BOL provided $288.3 million of deposits used to help fund the Bank's loan growth. The Bank also derives funds from amortization and prepayments of outstanding loans and mortgage-related securities, and from maturing investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. During 1995 and 1996 the Bank also utilized borrowings from the FHLB as a source of funds.

     Deposits. The Bank's current deposit products include passbook accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 30 days to seven years and noninterest-bearing personal and business checking accounts. The Bank's deposit products also include Individual Retirement Account ("IRA") certificates and Keogh accounts.

     The Bank's deposits are obtained primarily from residents in its primary market area. The Bank attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. In addition, Iberia has supplemented its traditional deposit activities with acquisitions from the RTC in 1989, 1990 and 1991. The acquisition of BOL helped Iberia double its market share in the greater Lafayette market. The acquisition of Jefferson established the Company in a new market, the greater New Orleans area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings. However, the Bank does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Bank participates in the regional ATM network known as CIRRUS.

     The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Bank in recent years has experienced disintermediation of deposits into competing investment products. See Note 8 of the Notes to Consolidated Financial Statements.

     The following table sets forth certain information relating to the Bank's deposits at the dates indicated. Years prior to 1996 do not include deposits of Jefferson or BOL as those acquisitions did not take place until 1996.

                                                                         December 31,
                                         -------------------------------------------------------------------------------
                                                    1997                    1996                        1995
                                         ------------------------   ----------------------    --------------------------
                                                        Percent                   Percent                      Percent
                                                        of Total                  of Total                     of Total
                                            Amount      Deposits      Amount      Deposits      Amount         Deposits
                                         -----------   ----------   ---------   ----------    ----------   -------------
NOW account                              $ 83,282        10.70%     $ 76,991        10.13%     $ 32,472          7.30%
Money market accounts                      73,076         9.38%       58,669         7.72%       32,204          7.24%
Non-interest-bearing
   checking accounts                       44,862         5.76%       33,884         4.46%        9,124          2.05%
                                         --------        ------     --------       -------     --------         ------
    Total demand deposits                 201,220        25.84%      169,544        22.31%       73,800         16.59%
                                         --------        ------     --------       -------     --------         ------
Passbook savings deposits                 109,532        14.07%      119,685        15.74%       49,920         11.23%
                                                         ------                    -------                      ------
Certificate of deposit
   account:

   Less than 6 months                     175,590        22.54%       11,099         1.46%       16,101          3.62%
   6 - 12 months                          126,375        16.23%       60,766         7.98%       45,211         10.17%
   13 - 36 months                         157,581        20.24%      261,151        34.35%      119,263         26.83%
   More than 36 months                      8,397         1.08%      138,039        18.16%      140,305         31.56%
                                         --------        ------     --------       -------     --------         ------
    Total certificates                    467,943        60.09%      471,055        61.95%      320,880         72.18%
                                         --------        ------     --------       -------     --------         ------
    Total deposits                        778,695       100.00%      760,284       100.00%      444,600        100.00%
                                         --------                   --------                   --------


     The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                       Year Ended December 31,
                                           --------------------------------------------
                                                 1997            1996          1995
                                           --------------     ------------  -----------

Beginning balance                              $ 760,284       $ 444,600      $ 434,443
Deposits acquired                                      -         288,290              -
Net increase (decrease)
 before interest credited                         (8,329)          7,869         (3,197)
 Interest credited                                26,740          19,525         13,354
                                               ---------       ---------      ---------
Net increase (decrease) in
 deposits                                         18,411         315,684         10,157
                                               ---------       ---------      ---------
Ending balance                                 $ 778,695       $ 760,284      $ 444,600
                                               ---------       ---------      ---------

       The following table sets forth by various interest rate categories the certificates of deposit with the Bank at the dates indicated.

                                                          December 31,
                                             ------------------------------------
                                                1997         1996          1995
                                             --------      --------      --------
                                                   (Dollars in Thousands)
0.00%  to  2.99%                             $     90      $    100      $      -
3.00%  to  3.99%                                2,665           706         3,840
4.00%  to  4.99%                               88,826        90,768        63,805
5.00%  to  5.99%                              275,302       258,860       162,619
6.00%  to  6.99%                               95,824       107,022        74,540
7.00%  to  7.99%                                5,068        13,429        15,953
8.00%   and over                                  168           170           123
                                             --------      --------      --------
                                             $467,943      $471,055      $320,880


     The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 1997.


                                               Over One   Over Two
                                                Year       Years
                              One Year and     Through    Through       Over Three
                                   Less       Two Years  Three Years      Years
                             -------------  -----------  -----------  -------------
                                             (Dollars in Thousands)

2.00%  to  3.99%                   2,672           66            0           17
4.00%  to  4.99%                  75,449        7,638        5,504          235
5.00%  to  6.99%                 222,492       87,324       32,471       28,839
7.00%  to  8.99%                   1,352          459        2,579          846
                                 -------      -------      -------      -------
                                 301,965       95,487       40,554       29,937


       Borrowings. The Bank may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. During 1995 and 1996, the Company borrowed $77.5 million and $8.2 million, respectively, primarily to fund long term fixed-rate mortgage loans. See Note 9 of the Notes of Consolidated Financial Statements.

SUBSIDIARIES

     Iberia only has one active, wholly owned subsidiary, Iberia Financial Services, Inc. ("IFSI"). At December 31, 1997, lberia's equity investment in IFSI was $1.1 million and IFSI had total assets of $1.2 million. For the years ended December 31, 1997 and 1996, IFSI Services had total revenue of $663,000 and $210,000, respectively and a net income of $182,000 in 1997 and $131,000 in 1996. See Note 1 of the Notes to Consolidated Financial Statements. The business of IFSI consists of acting as a broker for the sale of annuities and certain other securities to the general public. IFSI has one wholly owned subsidiary, Finesco, Ltd., which the Bank acquired in January 1995 and which business consists of insurance premium financing.

COMPETITION

     The Bank faces strong competition both in attracting deposits and originating loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for loan originations principally from other savings institutions, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

      The Bank had 356 full-time employees and 39 part-time employees as of December 31, 1997. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

      Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

     The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board.

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

     Limitations on Transactions With Affiliates. Transaction between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries are engaged in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. At December 31, 1997, the Company believes it is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

     Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

     Federal Securities Laws. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

   THE BANK.

     The Bank is subject to extensive regulation and examination by the OFI and by the FDIC and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the OFI and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OFI, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

     FDIC Insurance Premiums. The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect of the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

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

      Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. Iberia's one-time special assessment amounted to $2.9 million pre-tax. The payment of such special assessment had the effect of immediately reducing Iberia's capital by $1.9 million after tax. Jefferson was also subject to this assessment, but such assessment was before Jefferson's acquisition on October 18, 1996.

     On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay
6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. The Bank's deposit insurance premiums, which have amounted to 23 basis points will be reduced to
6.4 basis points.

     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

     The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more.

     Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier II) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1997, the Bank met each of its capital requirements.

     In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a banks net economic value to changes in interest rates. Under the policy statement, the FDIC will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The FDIC intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

     Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

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

FEDERAL AND STATE TAXATION

     General. The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Bank.

     Fiscal Year. The Company and the Bank and its subsidiary file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

     Bad Debt Reserves. Effective for tax years that began after December 31, 1995, a large bank (one with an adjusted basis of assets of greater than $500 million), such as Iberia, is no longer permitted to make additions to its tax bad debt reserve under the percentage of taxable income method, or to use the experience method. Such legislation also requires Iberia to realize increased tax liability over a period of at least six years, beginning in 1996, relating to Iberia's "applicable excess reserves." The amount of applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject of the residential loan requirement described below. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which Iberia originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by Iberia during its six taxable years preceding 1996. The Bank is now required to use the specific charge off method for its bad debt deduction At December 31, 1997, the federal income tax reserves of Iberia included $14.8 million for which no federal income tax has been provided, which represents deductions for bad debts in years prior to 1987 under the percentage of taxable income method allowed at the time. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Iberia in connection with the Conversion and the liquidation account established by Jefferson for the benefit of its depositors at the time of its conversion, the retained earnings of Iberia are substantially restricted.

     Distributions. If Iberia distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause Iberia to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes,
(i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a nondividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1997 the Company had a federal and state net operating loss carryover of $1.2 million million and $451,000, respectively, which were assumed by the Company in the acquisition of Royal Bankgroup.

     Capital Gains and Corporate Dividends-Received Deductions. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

      The Company's consolidated federal income tax returns for the tax years ended 1994, 1995 and 1996 are open under the statute of limitations and are subject to review by the IRS. In addition, the 1994, 1995 and partial year 1996 federal tax returns of Royal Bankgroup and Jefferson Bancorp are also considered open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

     The nonbanking subsidiaries of the Bank and the Company are subject to the Louisiana Corporation Income Tax based on their Louisiana taxable income, as well as franchise taxes based on capital and long term debt. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the bank's capitalized earnings, plus (b) 80% of the bank's taxable stockholders' equity, and to subtract from that figure 50% of the bank's real and personal property assessment. Various items may also be subtracted in calculating a bank's capitalized earnings.

ITEM 2. PROPERTIES.

The following table sets forth certain information relating to the Bank's offices at December 31, 1997.

                                                              Net Book Value of
                                                                 Property and
                                                                  Leasehold
                                                                 Improvements               Deposits
                                               Owned or               at                       at
            Location                            Leased         December 31, 1997        December 31, 1997
----------------------------------------     -----------     ----------------------     -----------------
                                                                  (In Thousands)
1101 E. Admiral Doyle Drive,  New Iberia        Owned                  3,231                186,176
1427 W.  Main Street,  Jeanerette               Owned                    196                 28,736
403 N. Lewis Street, New Iberia                 Owned                    360                 53,287
1205 Victor II Boulevard, Morgan City           Owned                    355                 18,331
1820 Main Street, Franklin (1)                  Leased                    78                  6,997
301 E. St. Peter Street, New Iberia             Owned                  1,084                 24,327
700 Jefferson Street, Lafayette                 Owned                    294                 25,252
576 N. Parkerson Avenue,  Crowley               Owned                    440                 36,356
200 E. First Street,  Kaplan                    Owned                    134                 24,740
1012 The Boulevard,  Rayne                      Owned                    222                 11,609
500 S. Main Street, St Martinville              Owned                     71                 12,170
1101 Veterans Memorial Drive, Abbeville         Leased                     1                  6,582
150 Ridge Road, Lafayette                       Owned                     74                 14,328
2130 W. Kaliste Saloom, Lafayette               Owned                  1,178                 16,723
2110  W. Pinhook Road, Lafayette                Owned                  2,795                 65,743
2602 Johnston Street, Lafayette (1)             Leased                   325                 17,350
2240 Ambassador Caffery, Lafayette              Leased                   162                  6,120
4510 Ambassador Caffery, Lafayette              Leased                   163                  3,260
2723 W. Pinhook Road                            Leased                   179                    550
1011 Fourth Street, Gretna                      Owned                    924                 77,908
3929  Veterans Blvd., Metairie                  Leased                    20                 27,524
9300 Jefferson Hwy., River Ridge                Owned                    499                 38,558
2330 Barataria Boulevard, Marrero               Owned                    319                 37,359
4626  General De Gaulle, New Orleans            Owned                    245                 13,611
111 Wall Boulevard, Gretna                      Owned                    290                 21,417
1820  Barataria Blvd.  Marrero                  Owned                    157                  2,855
4041 Williams Blvd. Kenner                      Leased                   185                    826
                                                                  ----------              ---------
                                                                   $  13,981              $ 778,695

------------------

(1) Building owned, ground leased.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and the Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required herein, to the extent applicable, is incorporated by reference from page 51 of the Registrant's 1997 Annual Report to Stockholders ("Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

      The information required herein is incorporated by reference from pages 4 and 5 of the Registrant's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required herein is incorporated by reference from pages 6 to 18 of the Registrant's 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 19 to 50 of the Registrant's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required herein is incorporated by reference from the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement").

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents Filed as Part of this Report.

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 1997 and 1996. Consolidated Statements of Income for the Fiscal Periods
         Ended December 31, 1997, 1996 and 1995.
     Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Periods Ended December 31, 1997, 1996 and
         1995.
     Consolidated Statements of Cash Flows for the Fiscal Periods ended
         December 31, 1997, 1996 and 1995.
     Notes to Consolidated Financial Statements.

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

Exhibit Index
-------------
                                                                                Page
                                                                                ----

3.1       Articles of Incorporation of ISB Financial Corporation                  *
3.2       Bylaws of ISB Financial Corporation                                     *
4.1       Stock Certificate of ISB Financial Corporation                          **
10.1      ISB Financial Corporation Employee Stock Ownership Plan                 *
10.2      ISB Financial Corporation Profit Sharing Plan and Trust                 **
10.3      Employment Agreement among ISB Financial Corporation,
          IBERIABANK and Larrey G. Mouton dated February 15, 1995                 ***
10.4      Severance Agreement among ISB Financial Corporation,
          IBERIABANK and Wayne Robideaux dated February 15,
          1995 (representative of similar
          agreements entered into with Scott T. Sutton,
          William M. Lahasky, Johnny Ballatin, Donald Lee
          and Ronnie Foret)                                                       **
13.0      1997 Annual Report to Stockholders
22.0      Subsidiaries of the Registrant - Reference is made to "Item 2.
          "Business" for the required information
23.0      Consent of Castaing, Hussey & Lolan LLP
27.0      Financial Data Schedule

(*) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 33-86598) filed by the Registrant with the SEC on November 22, 1994, as subsequently amended.

(**) Incorporated herein by reference from the Registration Statement on Form S-8 (Registration No. 33-9321 0) filed by the Registrant with the SEC on June 7, 1995.

(***) Incorporated herein by reference from the like-numbered exhibit from the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ISB FINANCIAL CORPORATION

                                          By: /s/ Larrey G. Mouton
                                              ---------------------------
March 24, 1998                                Larrey G. Mouton
                                                President and
                                                Chief Executive Officer and
                                                Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Name                                          Title                                         Date
----------------------------                  ----------------------------           ---------------
  /s/ Larrey G. Mouton                        President, Chief Executive              March 24, 1998
----------------------------                  Officer and Director                    --------------
Larrey G. Mouton                              (principal executive officer)

  /s/ John J. Ballatin                        Executive Vice President                March 24, 1998
----------------------------                  (principal financial and                --------------
John J. Ballatin                              accounting officer)

  /s/ Henry J. Dauterive, Jr.                 Chairman of the Board                   March 26, 1998
----------------------------                                                          --------------
Henry J. Dauterive, Jr.

  /s/ Emile J. Plaisance, Jr.                 Vice Chairman of the Board              March 24, 1998
----------------------------                                                          --------------
Emile J. Plaisance, Jr.

  /s/ Elaine D. Abell                         Director                                March 26, 1998
----------------------------                                                          --------------
Elaine D. Abell

  /s/ Harry V. Barton, Jr.                    Director                                March 26, 1998
----------------------------                                                          --------------
Harry V. Barton, Jr.
                                              Director
----------------------------------------                                              --------------
William R. Bigler

  /s/ Cecil C. Broussard                      Director                                March 24, 1998
-------------------------                                                             --------------
Cecil C. Broussard

  /s/ William H. Fenstermaker                 Director                                March 26, 1998
----------------------------                                                          --------------
William H. Fenstermaker

  /s/ Ray Himel                               Director                                March 26, 1998
--------------------------------                                                      --------------
Ray Himel

                                              Director
--------------------------------                                                      --------------
Karen Knight

  /s/ E. Stewart Shea, III                    Director                                March 26, 1998
-------------------------------                                                       --------------
E. Stewart Shea, III

  /s/ Guyton H. Watkins                       Director                                March 25, 1998
-------------------------------                                                       --------------
Guyton H. Watkins

  /s/ Louis J. Tamporello,  Sr.               Director                                March 26, 1998
-------------------------------                                                       --------------
Louis J. Tamporello, Sr.