Form 10-Q
period 1998-03-31
ISB FINANCIAL CORP/LA
filed 1998-05-15
CIK 933141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission File Number 0-25756



                           ISB Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Louisiana                                  72-1280718
------------------------------------------------     --------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                organization)                          Identification Number)

        1101 East Admiral Doyle Drive
            New Iberia, Louisiana                               70560
------------------------------------------------     --------------------------
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

          As of April 21, 1998, 6,906,318 shares of the Registrant's common stock were issued and outstanding. Of that total, 586,285 shares are held by the Registrant's Employee Stock Ownership Plan, of which 375,495 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION
-------   ---------------------


Item 1.   Financial Statements

          Consolidated Statements of Financial Condition                      3
          (As of March 31, 1998 and December 31, 1997)

          Consolidated Statements of Income  (For the three months            4
          ended March 31, 1998 and 1997)

          Consolidated Statements of Stockholders' Equity  (For the           5
          three months ended March 31, 1998 and 1997)

          Consolidated Statements of Cash Flows  (For the three               6
          months ended March 31, 1998 and 1997)

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition        10
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         17


PART II.  OTHER INFORMATION
--------  -----------------


Item 1.   Legal Proceedings                                                  18
Item 2.   Changes in Securities                                              18
Item 3.   Defaults Upon Senior Securities                                    18
Item 4.   Submission of Matters to a Vote of Security Holders                18
Item 5.   Other Information                                                  18
Item 6.   Exhibits and Reports on Form 8-K                                   18


SIGNATURES                                                                   19

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)


                              Assets
                              ------                                     March 31,         December 31,
                                                                           1998               1997
                                                                         ---------         -----------
Cash and Cash Equivalents:
     Cash on Hand and Due from Banks                                     $ 11,747           $ 11,959
     Interest Bearing Deposits                                             41,490             32,348
Investment Securities:
     Held to Maturity (fair value of $1,448 and $1,813,                     1,446              1,811
     respectively)
     Available for Sale, at fair value                                     62,802             75,506
Mortgage-Backed Securities Held to Maturity (fair                         104,513            115,125
     value of $105,712 and $116,004, respectively)
Loans Receivable, Net                                                     672,970            659,244
Real Estate Owned                                                             493                473
Premises and Equipment, Net                                                19,340             19,253
Federal Home Loan Bank Stock, at Cost                                       6,251              6,160
Accrued Interest Receivable                                                 5,243              5,514
Goodwill and Acquisition Intangibles                                       15,989             16,358
Other Assets                                                                  991              3,531
                                                                         --------           --------

Total Assets                                                             $943,275           $947,282
                                                                         ========           ========


               Liabilities and Stockholders' Equity
               ------------------------------------

Liabilities:
Deposits                                                                 $771,823           $778,695
Federal Home Loan Bank Advances                                            46,462             46,728
Advance Payments by Borrowers for Taxes and Insurance                       1,608              1,429
Accrued Interest Payable on Deposits                                          364                405
Accrued and Other Liabilities                                               5,576              4,461
                                                                         --------           --------

Total Liabilities                                                         825,833            831,718
                                                                         --------           --------

Stockholders' Equity:
Preferred Stock of $1 par value; 5,000,000 shares authorized                    0                  0
  -0- shares issued or outstanding
Common Stock of $1.00 par value, authorized 25,000,000                      7,381              7,381
  shares, 7,380,671 shares issued
Additional Paid-in Capital                                                 67,072             66,798
Retained Earnings (Substantially Restricted)                               58,332             57,096
Unearned Common Stock Held by ESOP                                         (3,755)            (3,921)
Unearned Common Stock Held by RRP Trust                                    (3,981)            (4,082)
Treasury Stock, 474,353 and 478,643 shares, at cost                        (7,866)            (7,929)
Unrealized Gain on Securities, Net of Deferred Taxes                          259                221
                                                                         --------           --------

Total Stockholders' Equity                                                117,442            115,564
                                                                         --------           --------

Total Liabilities and Stockholders' Equity                               $943,275           $947,282
                                                                         ========           ========





            See Notes to Unaudited Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                             For the Three Months
                                                                               Ended March 31,
                                                                          --------------------------
                                                                           1998                1997
                                                                          -------            -------
Interest Income:
     Interest on Loans                                                    $14,033            $12,333
     Interest and Dividends on Investment Securities                        1,234              1,647
     Interest on Mortgage-Backed Securities                                 1,811              2,264
     Interest on Deposits                                                     486                533
                                                                          -------            -------

Total Interest Income                                                      17,564             16,777
                                                                          -------            -------

Interest Expense:
     Interest on Deposits                                                   7,793              7,977
     Interest on Federal Home Loan Bank Advances                              753                769
                                                                          -------            -------

Total Interest Expense                                                      8,546              8,746
                                                                          -------            -------

Net Interest Income                                                         9,018              8,031

Provision for Loan Losses                                                     230                162
                                                                          -------            -------

Net Interest Income After Provision for Loan Losses                         8,788              7,869
                                                                          -------            -------

Noninterest Income:
     Service Charges on Deposit Accounts                                      923                713
     Late Charges and Other Fees on Loans                                     322                200
     Other Income                                                             552                376
                                                                          -------            -------

Total Noninterest Income                                                    1,797              1,289
                                                                          -------            -------

Noninterest Expense:
     Salaries and Employee Benefits                                         3,520              3,147
     SAIF Deposit Insurance Premium                                           110                111
     Depreciation Expense                                                     407                284
     Occupancy Expense                                                        475                408
     Computer Expense                                                         292                339
     Marketing and Advertising                                                213                 75
     Franchise and Shares Tax Expense                                         249                240
     Amortization of Goodwill and Other Acquired Intangibles                  369                401
     Other Expenses                                                         1,417              1,133
                                                                          -------            -------
Total Noninterest Expense                                                   7,052              6,138
                                                                          -------            -------

Income Before Income Tax Expense                                            3,533              3,020

Income Tax Expense                                                          1,386              1,225
                                                                          -------            -------

Net Income                                                                $ 2,147            $ 1,795
                                                                          =======            =======


Earnings Per Share - Basic                                                $  0.34            $  0.29
                                                                          =======            =======
Earnings Per Share - Fully Diluted                                        $  0.33            $  0.29
                                                                          =======            =======



            See Notes to Unaudited Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (Unaudited)
                             (Dollars in Thousands)


                                                                                     Unearned
                                                                            Unearned  Common                 Net
                                                     Additional              Common    Stock              Unrealized      Total
                                            Common     Paid In   Retained  Stock Held Held By  Treasury  Gain (Loss)  Stockholders'
                                             Stock     Capital   Earnings   By ESOP  RRP Trust   Stock  On Securities    Equity
                                            ------   ----------  --------  --------- --------- -------- -------------  -----------
Balance, December 31, 1996                   $7,381    $65,725    $54,660  ($4,612)   ($4,476) ($4,859)        $187     $114,006

Comprehensive Income:

   Net Income                                                       1,795                                                  1,795

   Change in Unrealized Gain (Loss) on                                                                         (246)        (246)
     Securities Available for Sale
     Net of Deferred Taxes of ($127)
                                                                                                                        --------

Total Comprehensive Income                                                                                                 1,549

Cash Dividends Declared                                              (699)                                                  (699)

Common Stock Released by                                   209                 175                                           384
     ESOP Trust

Common Stock earned by Participants                          1                             93                                 94
     of Management Recognition Plan

Treasury Stock Acquired                                                                           (920)                     (920)
                                             ------    -------    -------  -------    -------  -------         ----     --------

Balance, March 31, 1997                      $7,381    $65,725    $56,455  ($4,612)   ($4,476) ($4,859)        ($59)    $115,555
                                             ======    =======    =======  =======    =======  =======         ====     ========


Balance, December 31, 1997                   $7,381    $66,798    $57,096  ($3,921)   ($4,082) ($7,929)        $221     $115,564

Comprehensive Income:

   Net Income                                                       2,147                                                  2,147

   Change in Unrealized Gain (Loss) on                                                                           38           38
     Securities Available for Sale
     Net of Deferred Taxes of $20
                                                                                                                        --------

Total Comprehensive Income                                                                                                 2,185

Cash Dividends Declared                                              (911)                                                  (911)

Common Stock Released by                                   259                 166                                           425
  ESOP Trust

Common Stock Earned by Participants                         10                            101                                111
     of Recognition and Retention Plan Trust

Treasury Stock Reissued                                      5                                      63                        68
                                             ------    -------    -------  -------    -------  -------         ----     --------

Balance, March 31, 1998                      $7,381    $66,798    $59,243  ($3,921)   ($4,082) ($7,929)        $259     $117,442
                                             ======    =======    =======  =======    =======  =======         ====     ========





            See Notes to Unaudited Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                             (Dollars in Thousands)

                                                                            1998              1997
                                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $  2,147           $  1,795
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and Amortization                                            809                719
     Provision for Loan Losses                                                230                150
     Compensation Expensed Recognized on RRP                                  111                 94
     (Gain) Loss on Sale of Premises and Equipment                            (12)                 7
     Loss (Gain) on Sale of Real Estate Owned                                  17                (24)
     Gain on Sale of Loans Held for Sale                                     (166)               (40)
     Amortization of Premium/Discount on Investments                          (54)                58
     Current Provision for Deferred Income Taxes                              (32)                 0
     FHLB Stock Dividends                                                     (91)               (82)
     Loans Originated for Resale                                          (10,939)            (2,503)
     Proceeds from Loans Sold to Others                                    11,105              2,543
     Income Reinvested on Marketable Equity Security                          (82)               (79)
     ESOP Contribution                                                        370                384
     Net Change in Securities Classified as Trading                             0                (42)
     Proceeds from ESOP Note Repayment                                          0                841
     Changes in Assets and Liabilities:
          Decrease in Accrued Interest Receivable                             271                 41
          Decrease in Other Assets and Other Liabilities                    3,483              2,040
                                                                         ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  7,167           $  5,902
                                                                         ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds From Maturities of Held to Maturity Securities             $    365           $    340
     Proceeds From Maturities of Available for Sale Securities             12,845             13,500
     Purchases of Securities Available for Sale                                 0             (9,998)
     Increase in Loans Receivable, Net                                    (14,145)           (20,806)
     Proceeds From Sale of Premises and Equipment                             202                  0
     Purchases of Premises and Equipment                                     (684)            (1,903)
     Preceeds From Disposition of Real Estate Owned                           157                501
     Principal Collections on Mortgage-Backed Securities                   10,664             10,122
                                                                         ---------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    $  9,404           $ (8,244)
                                                                         ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Change in Demand, NOW, Money Market and
          Savings Deposits                                               $  4,961           $ 11,117
     Net Change in Time Deposits                                          (11,833)            (1,966)
     Increase in Escrow Funds and Miscellaneous
         Deposits, Net                                                        179                 85
     Principal Repayments of FHLB Advances                                   (266)              (250)
     Dividends Paid to Shareholders                                          (750)              (553)
     Proceeds from Sale of Treasury Stock                                      68                  0
     Payments to Repurchase Common Stock                                        0               (920)
                                                                         ---------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                $ (7,641)          $  7,513
                                                                         ---------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                $  8,930           $  5,171
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           44,307             53,385
                                                                         ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 53,237           $ 58,556
                                                                         ===========================


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
     Acquisition of Real Estate in Settlement of Loans                   $    187           $     79
                                                                         ===========================

SUPPLEMENTAL DISCLOSURES:
Cash Paid (Received) For:
     Interest on Deposits and Borrowings                                 $  8,587           $  9,167
                                                                         ===========================
     Income Taxes                                                        $   -              $   -
                                                                         ===========================
     Income Tax Refunds                                                  $   -              $   -
                                                                         ===========================

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for ISB Financial Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


     BUSINESS

     The Company's principal business is conducted through it's wholly owned subsidiary, IBERIABANK (the "Bank"), which conducts business from its main office located in New Iberia, Louisiana and 26 full-service branch offices located in the cities of New Iberia, Lafayette, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City, Abbeville, Gretna, Marrero, River Ridge, Metairie, New Orleans and Kenner, Louisiana. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. The Bank is a Louisiana chartered commercial bank. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").


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

(2)  LOANS RECEIVABLE

     Loans receivable (in thousands) at March 31, 1998 and December 31, 1997 consisted of the following:

                                                          Mar. 31,       Dec. 31,
                                                           1998            1997
                                                         --------        --------
     Residential Mortgage Loans:
          Single-family                                  $370,882        $376,320
          Multi-family                                      2,332           2,516
          Construction                                     22,185          22,109
                                                         --------        --------
              Total Residential Mortgage Loans            395,399         400,945
                                                         --------        --------
     Commercial Loans:
          Business                                         59,407          57,978
          Real Estate                                      55,999          48,291
                                                         --------        --------
               Total Commercial Loans                     115,406         106,269
     Consumer Loans:
            Home Equity                                    36,210          34,192
            Automobile                                     10,450           9,433
            Indirect Automobile                            96,422          90,676
            Mobile Home Loans                               3,069           3,226
            Educational Loans                               9,619           9,458
            Credit Card Loans                               3,747           4,150
            Loans on Savings                               11,052          11,255
            Other                                           8,727           7,358
                                                         --------        --------
                 Total Consumer Loans                     179,296         169,748
                                                         --------        --------
                 Total Loans Receivable                   690,101         676,962
                                                         --------        --------
     Adjustments:
     Allowance for Loan Losses                             (5,544)         (5,258)
     Loans-in-Process                                     (13,290)        (14,082)
     Prepaid Dealer Participation                           3,761           3,636
     Unearned Interest                                       (204)           (160)
     Deferred Loan Fees, Net                                 (801)           (709)
     Discount on Loans Purchased                           (1,053)         (1,145)
                                                         --------        --------
     Loans Receivable, Net                               $672,970        $659,244
                                                         ========        ========

(3)  EARNINGS PER SHARE

     Basic earnings per share were based on 6,246,791 weighted average shares outstanding during the three month period ended March 31, 1998. Diluted earnings per share were based on 6,502,254 weighted average shares outstanding during the three month period ended March 31, 1998. For the three months ended March 31, 1998, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 383,808; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 271,895 and (c) the weighted average shares purchased in Treasury Stock of 478,177.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

     At March 31, 1998, the consolidated assets of the Company totalled $943.3 million, a decrease of $4.0 million, or .4%, from December 31, 1997.

     Loans receivable, net, increased by $13.7 million, or 2.1%, to $673.0 million at March 31, 1998, compared to $659.2 million at December 31, 1997. Such increase was the result of a $7.7 million, or 16.0%, increase in commercial real estate loans, a $1.4 million, or 2.5%, increase in commercial business loans, a $2.0 million, or 5.9%, increase in home equity loans, a $1.0 million, or 10.8%, increase in automobile loans, a $5.7 million, or 6.3%, increase in indirect automobile loans and a $1.4 million, or 18.6%, increase in other consumer loans. Such increases were partially offset by a $5.4 million, or 1.4%, decrease in single-family residential loans. The changes in the loan portfolio reflect management's efforts to increase the originations of commercial real estate, commercial business, indirect automobile loans and consumer loans. Such loans generally are considered to involve more risk than 1-4 family residential mortgage loans, but generally have higher yields. The Company's loan to deposit ratio at March 31, 1998 was 87.2% compared to 84.7% at December 31, 1997. For additional information on loans, see Note 2 to the Notes to Consolidated Financial Statements.

     The increase in loans receivable was funded primarily by a decrease in investment securities available for sale and a decrease in mortgage-backed securities.

     Interest bearing deposits at other institutions increased $9.1 million, or 28.3%, to $41.5 million at March 31, 1998, compared to $32.3 million at December 31, 1997.

     The Company's investment securities available for sale decreased $12.7 million, or 16.8%, to $62.8 million at March 31, 1998, compared to $75.5 million at December 31, 1997. Such decrease was the result of the maturity or redemption of $12.8 million of investment securities, which was partially offset by the $58,000 increase in the market value of such securities and $54,000 of net premium amortization on such securities.

     Mortgage-backed securities decreased $10.6 million, or 9.2%, from December 31, 1997 to March 31, 1998. Such decrease was attributable entirely to repayments.

     Deposits decreased $6.9 million, or .9%, to $771.8 million at March 31, 1998, compared to $778.7 million at December 31, 1997. Such decrease was due to $13.7 million of net deposits withdrawals, which was partially offset by $6.8 million of interest credited.

     Advances from the FHLB of Dallas decreased $266,000, or .6%, to $46.5 million at March 31, 1998, compared to $46.7 million at December 31, 1997. The decrease in advances was attributable to scheduled payments made. The advances are amortizing, fixed-rate and long term and were used to fund originations of fixed-rate, long term single-family residential loans.

     Total stockholders' equity increased $1.9 million, or 1.6%, to $117.4 million at March 31, 1998. The increase was the result of the Company's net income of $2.1 million, $425,000 of common stock released by the ESOP, $111,000 of common stock earned by participants of the Recognition and Retention Plan, a $38,000, after deferred taxes, increase in net unrealized gains on securities available for sale and $68,000 of stock issued out of treasury, all of which was partially offset by the declaration of cash dividends on common stock of $911,000.


RESULTS OF OPERATIONS

     The Company reported net income of $2.1 million for the three months ended March 31, 1998, compared to $1.8 million during the three month period ended March 31, 1997, an increase of $352,000. The Company's net interest income increased by $987,000 and total noninterest income increased by $508,000 during the three months ended March 31, 1998 compared to the first quarter of 1997. Such changes were partially offset by a $68,000 increase in provision for loan losses, a $914,000 increase in total noninterest expense and a $161,000 increase in income tax expense.

AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.


                                                                                   Three Months  Ended March  31,
                                                              ---------------------------------------------------------------------
                                                                             1998                              1997
                                                              ----------------------------------   --------------------------------
                                                                                         Average                            Average
                                                              Average                    Yield/    Average                   Yield/
                                                              Balance       Interest     Cost(1)   Balance     Interest     Cost(1)
                                                              --------      --------     -------   -------     --------     -------
Interest-earning assets:
   Loans receivable:
      Mortgage loans                                          $427,930      $8,828        8.25%   $414,147      $8,392        8.11%
      Commercial business loans                                 58,676       1,558       10.62      41,295       1,078       10.44
      Consumer and other loans                                 175,242       3,647        8.32     126,381       2,863        9.06
                                                              --------      ------                --------      ------
          Total Loans                                          661,848      14,033        8.48     581,823      12,333        8.48
                                                              --------      ------                --------      ------
Mortgage-backed securities                                     110,227       1,811        6.57     145,667       2,264        6.22
Investment securities                                           80,515       1,234        6.13     106,250       1,647        6.20
Other earning assets                                            29,466         486        6.60      35,551         533        6.00
                                                              --------      ------                --------      ------
   Total interest-earning assets                               882,056      17,564        7.97     869,291      16,777        7.72
                                                                            ------                              ------
Non-interest-earning assets                                     62,645                              59,836
                                                              --------                            --------
   Total assets                                               $944,701                            $929,127
                                                              ========                            ========
Interest-bearing liabilities:
   Deposits:
      Demand deposits                                         $154,942         976        2.52    $136,275         853        2.50
      Passbook savings deposits                                110,693         651        2.35     120,474         765        2.54
      Certificates of deposits                                 461,125       6,166        5.35     468,927       6,359        5.42
                                                              --------      ------                --------      ------
          Total deposits                                       726,760       7,793        4.29     725,676       7,977        4.40
Borrowings                                                      46,637         753        6.45      47,664         769        6.45
                                                              --------      ------                --------      ------
          Total interest-bearing
            liabilities                                        773,397       8,546        4.42     773,340       8,746        4.52
                                                                            ------                              ------
Non-interest bearing demand deposits                            44,801                              32,966
Non-interest bearing liabilities                                 9,410                               8,709
                                                              --------                            --------
          Total liabilities                                    827,608                             815,015
Stockholders' Equity                                           117,093                             114,112
                                                              --------                            --------
          Total liabilities and stockholders' equity          $944,701                            $929,127
                                                              ========                            ========
Net interest-earning assets                                   $108,659                            $ 95,951
                                                              ========                            ========
Net interest income/interest rate
   spread                                                                   $9,018        3.55%                 $8,031        3.20%
                                                                            ======       =====                  ======       =====
Net interest margin                                                                       4.09%                               3.70%
                                                                                         =====                                ====
Ratio of average interest-
   earning assets to average
      interest-bearing liabilities                              114.05%                             112.41%
                                                              ========                            ========

------------

(1)   Annualized.

     NET INTEREST INCOME

     Net interest income increased $987,000, or 12.3%, to $9.0 million in the three months ended March 31, 1998, compared to $8.0 million in the three months ended March 31, 1997. The increase was due to a $787,000, or 4.7%, increase in interest income, together with a $200,000, or 2.3%, decrease in interest expense. The increase in interest income was the result of a $12.8 million, or 1.5%, increase in the average balance of interest-earning assets, together with a 25 basis point (100 basis points being equal to 1%) increase in the yield thereon. The decrease in interest expense was the result of a 10 basis point decrease in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities remained unchanged from the first quarter of 1997 to the first quarter of 1998. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.55% and 4.09%, respectively, during the three months ended March 31, 1998, compared to 3.20% and 3.70%, respectively, for the comparable period in 1997.

     INTEREST INCOME

     The Company's total interest income was $17.6 million for the three months ended March 31, 1998, compared to $16.8 million for the three months ended March 31, 1997. The reason for the $787,000, or 4.7%, increase in interest income was a $1.7 million, or 13.8%, increase in interest income from loans, which was partially offset by a $413,000, or 25.1%, decrease in interest and dividends on investment securities, a $453,000, or 20.0%, decrease in interest income from mortgage-backed securities and a $47,000, or 8.8%, decrease in interest on deposits held at other financial institutions. The increase in interest income from loans was the result of a $80.0 million, or 13.8%, increase in the average balance of loans. The yield earned on loans remained unchanged at 8.48%. The decrease in interest and dividends on investment securities was the result of a $25.7 million, or 24.2%, decrease in the average balance of investment securities, together with a seven basis point decrease in the yield earned thereon. The decrease in interest income from mortgage-backed securities was the result of a $35.4 million, or 24.3%, decrease in the average balance of mortgage-backed securities, which was partially offset by a 35
     basis point increase in the yield earned thereon.   The decrease in
     interest on other earning assets, primarily deposits at other financial institutions, was the result of a $6.1 million, or 17.1%, decrease in the average balance of other earning assets, which was partially offset by a 60 basis point increase in the yield earned thereon.

     INTEREST EXPENSE

     The Company's total interest expense was $8.5 million during the three months ended March 31, 1998, compared to $8.7 million for the three months ended March 31, 1997. The reason for the $200,000, or 2.3%, decrease in interest expense was an 11 basis point decrease in the average cost of deposits, which was partially offset by a $1.1 million, or .1%, increase in the average balance of deposits. Interest expense paid on advances from the FHLB remained relatively constant. The borrowings from the FHLB are used to fund fixed-rate, long term single-family residential loans.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $230,000 in the three months ended March 31, 1998 as compared to $162,000 for the same period in 1997. The increased provisions for loan losses during the three month period in 1998 compared to 1997 was due to the increase in net loans, particularly the increases in commercial real estate, commercial business and indirect automobile loans which generally involve greater risk than single-family residential loans. As of March 31, 1998, the ratio of the Company's allowance for loan losses to non-performing loans was 223.9%.

     NONINTEREST INCOME

     Noninterest income increased $508,000, or 39.4%, in the three months ended March 31, 1998 to $1.8 million, compared to $1.3 million for the three months ended March 31, 1997. Such increase was due primarily to a $210,000, or 29.5%, increase in service charges on deposit accounts, a $122,000, or 61.0%, increase in late charges and other fees on loans and a $176,000, or 46.8%, increase in other income. The increase in service charges on deposit accounts was due primarily to the increased number of accounts that are subject to such service charges together with increased charges on such accounts. The increase in other income was due primarily to increased gains on the sale of newly originated mortgage loans in the secondary market.

     NONINTEREST EXPENSE

     Noninterest expense increased $914,000, or 14.9%, in the three months ended March 31, 1998 to $7.1 million, compared to $6.1 million in the three months ended March 31, 1997. Such increase was due primarily to a $373,000, or 11.9%, increase in salaries and employee benefits, a $123,000, or 43.1%, increase in depreciation expense, a $67,000, or 16.4%, increase in occupancy expense, a $138,000, or 184.0%, increase in marketing and advertising expense and a $284,000, or 25.1%, increase in other expenses, all of which was partially offset by a $47,000, or 13.7%, decrease in computer expense and a $32,000, or 8.0%, decrease in the amortization of goodwill and other acquired intangibles.

     INCOME TAX EXPENSE

     Income tax expense increased $161,000, or 13.1%, in the three months ended March 31, 1998 to $1.4 million compared to $1.2 million for the three months ended March 31, 1998. The increase in income tax expense reflects an increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At March 31, 1998, the Company had $46.5 million in outstanding advances from the Federal Home Loan Bank of Dallas.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products.
     The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1998, the total approved loan commitments outstanding amounted to $49.0 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $60.7 million. Certificates of deposit scheduled to mature in twelve months or less at March 31, 1998 totalled $327.6 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

     At March 31, 1998, the Company and its subsidiary had regulatory capital which was well in excess of regulatory requirements. The current requirements and the Company's actual levels as of March 31, 1998 are detailed below (dollars in thousands):

                         Required Capital      Actual Capital
                         -----------------   -----------------
                         Amount    Percent   Amount    Percent
                         -------   -------   --------  -------
     Tier 1 Leverage     $28,495   3.00%     $101,193  10.65%

     Tier 1 Risk-Based   $23,667   4.00%     $101,193  17.10%

     Total Risk-Based    $47,334   8.00%     $106,737  18.04%

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Timely and accurate data processing is essential to any financial institution. The Company formed a task force in 1997 to assess the impact of the Year 2000 problem and to insure compliance for all critical and ancillary systems utilized by the Company. The Company is in the process of selecting a new computer vendor for data processing software for its core applications, and the Company will determine compliance with Year 2000 issues before awarding a contract. Many of the costs associated with determing compliance with and correcting Year 2000 issues for ancillary computer programs is expected to come from a reassignment of existing internal resources and is not expected to involve material additional costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in Item 7A of the Company's Annual Report on Form 10-K, file with the SEC on March 31, 1998. Management believes there have been no material changes in the Company's market risk since December 31, 1997.

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


                                           ISB FINANCIAL CORPORATION


Date:     May 11, 1998        By:      /s/  Larrey G. Mouton
                                   ------------------------------------------
                                   Larrey G. Mouton, President and
                                     Chief Executive Officer


Date:     May 11, 1998        By:      /s/  John J. Ballatin
                                   ------------------------------------------
                                   John J. Ballatin, Executive Vice President
                                     and Cashier