Form 10-Q
period 1998-06-30
ISB FINANCIAL CORP/LA
filed 1998-08-14
CIK 933141

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-Q

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

                                            OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _______________

                              Commission File Number 0-25756


                            ISB Financial Corporation
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Louisiana                                     72-1280718
--------------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
               organization)                             Identification Number)

       1101 East Admiral Doyle Drive
           New Iberia, Louisiana                                 70560
--------------------------------------------        ---------------------------------
  (Address of principal executive office)                      (Zip Code)


                                 (318) 365-2361
             -------------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 day Yes   X    No
                                            ------    -----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of July 28, 1998, 6,906,866 shares of the Registrant's common stock were issued and outstanding. Of that total, 586,285 shares are held by the Registrant's Employee Stock Ownership Plan, of which 359,032 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION                                                        PAGE
-------   ---------------------                                                        ----


Item 1.   Financial Statements


          Consolidated Statements of Financial Condition                                 3
          (As of June 30, 1998 and December 31, 1997)

          Consolidated Statements of Income (For the three months                        4
          and six months ended June 30, 1998 and 1997)

          Consolidated Statements of Stockholders' Equity (For the                       5
          six months ended June 30, 1998 and 1997)

          Consolidated Statements of Cash Flows (For the six                             6
          months ended June 30, 1998 and 1997)

          Notes to Consolidated Financial Statements                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition                    9
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     16


PART 2.   OTHER INFORMATION
-------   -----------------


Item 1.   Legal Proceedings                                                              17

Item 2.   Changes in Securities                                                          17

Item 3.   Defaults Upon Senior Securities                                                17

Item 4.   Submission of Matters to a Vote of Security Holders                            17

Item 5.   Other Information                                                              17

Item 6.   Exhibits and Reports on Form 8-K                                               17


SIGNATURES                                                                               18


                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION  (UNAUDITED)
                   (Dollars in Thousands, Except Share Data)

                                     ASSETS
                                     ------
                                                                                June 30,                December 31,
                                                                                  1998                      1997
                                                                               -----------             --------------
Cash and Cash Equivalents:
             Cash on Hand and Due from Banks                                       $18,223                   $11,959
             Interest Bearing Deposits                                              21,650                    32,348
Investment Securities:
             Held to Maturity (fair value of $1,380 and $1,813,                      1,378                     1,811
             respectively)
             Available for Sale, at fair value                                      54,292                    75,506
Mortgage-Backed Securities Held to Maturity (fair                                   94,925                   115,125
             value of $96,209 and $116,004, respectively)
Loans Receivable, Net                                                              683,107                   659,244
Repossessed Assets                                                                     445                       473
Premises and Equipment, Net                                                         19,852                    19,253
Federal Home Loan Bank Stock, at Cost                                                5,166                     6,160
Accrued Interest Receivable                                                          5,349                     5,514
Goodwill and Acquisition Intangibles                                                15,631                    16,358
Other Assets                                                                         3,213                     3,531
                                                                              -------------             -------------
TOTAL ASSETS                                                                      $923,231                  $947,282
                                                                              =============             =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
Deposits                                                                          $751,328                  $778,695
Federal Home Loan Bank Advances                                                     46,192                    46,728
Advance Payments by Borrowers for Taxes and Insurance                                1,681                     1,429
Accrued Interest Payable on Deposits                                                   385                       405
Accrued and Other Liabilities                                                        4,438                     4,461
                                                                              -------------             -------------
TOTAL LIABILITIES                                                                  804,024                   831,718
                                                                              -------------             -------------

STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized                             0                         0
   -0- shares issued or outstanding
Common Stock of $1.00 par value, authorized 25,000,000                               7,381                     7,381
   shares, 7,380,671 shares issued
Additional Paid-in Capital                                                          67,379                    66,798
Retained Earnings (Substantially Restricted)                                        59,575                    57,096
Unearned Common Stock Held by ESOP                                                  (3,590)                   (3,921)
Unearned Common Stock Held by RRP Trust                                             (3,889)                   (4,082)
Treasury Stock, 473,805 and 478,643 shares, at cost                                 (7,858)                   (7,929)
Accumulated Other Comoprehensive Income                                                209                       221
                                                                              -------------             -------------

TOTAL STOCKHOLDERS' EQUITY                                                         119,207                   115,564
                                                                              -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $923,231                  $947,282
                                                                              =============             =============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)

                                                                 For the Three Months                For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                            -----------------------------         ----------------------------
                                                              1998                1997              1998                1997
                                                            ---------           ---------         ---------           --------
INTEREST INCOME:
    Interest on Loans                                        $14,569             $12,799           $28,602            $25,132
    Interest and Dividends on Investment Securities            1,006               1,522             2,240              3,169
    Interest on Mortgage-Backed Securities                     1,612               2,214             3,423              4,478
    Interest on Deposits                                         406                 493               892              1,026
                                                            ---------           ---------         ---------           --------

Total Interest Income                                         17,593              17,028            35,157             33,805
                                                            ---------           ---------         ---------           --------


INTEREST EXPENSE:
    Interest on Deposits                                       7,661               8,261            15,454             16,238
    Interest on Federal Home Loan Bank Advances                  756                 773             1,509              1,542
                                                            ---------           ---------         ---------           --------

Total Interest Expense                                         8,417               9,034            16,963             17,780
                                                            ---------           ---------         ---------           --------

Net Interest Income                                            9,176               7,994            18,194             16,025

Provision for Loan Losses                                        255                 242               485                404
                                                            ---------           ---------         ---------           --------

Net Interest Income After Provision for Loan Losses            8,921               7,752            17,709             15,621
                                                            ---------           ---------         ---------           --------

NONINTEREST INCOME:
    Service Charges on Deposit Accounts                          927                 798             1,850              1,511
    Late Charges and Other Fees on Loans                         207                 276               529                439
    Other Income                                                 712                 466             1,264                879
                                                            ---------           ---------         ---------           --------

Total Noninterest Income                                       1,846               1,540             3,643              2,829
                                                            ---------           ---------         ---------           --------

NONINTEREST EXPENSE:
    Salaries and Employee Benefits                             3,632               3,164             7,152              6,311
    SAIF Deposit Insurance Premium                               109                 114               219                225
    Depreciation Expense                                         406                 278               813                562
    Occupancy Expense                                            468                 418               943                826
    Computer Expense                                             304                 271               596                610
    Marketing and Advertising                                    240                 148               453                127
    Franchise and Shares Tax Expense                             248                 234               497                474
    Amortization of Goodwill and Other Acquired Intangibles      362                 382               731                783
    Other Expenses                                             1,458               1,375             2,875              2,604
                                                            ---------           ---------         ---------           --------
Total Noninterest Expense                                      7,227               6,384            14,279             12,522
                                                            ---------           ---------         ---------           --------

Income Before Income Tax Expense                               3,540               2,908             7,073              5,928

Income Tax Expense                                             1,384               1,156             2,770              2,381
                                                            ---------           ---------         ---------           --------

NET INCOME                                                    $2,156              $1,752            $4,303             $3,547
                                                            =========           =========         =========           ========


EARNINGS PER SHARE - BASIC                                     $0.34               $0.28             $0.69              $0.57
                                                            =========           =========         =========           ========
EARNINGS PER SHARE - DILUTED                                   $0.33               $0.27             $0.66              $0.55
                                                            =========           =========         =========           ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)

                                                                                                          Unearned
                                                                                         Unearned          Common
                                                        Additional                        Common            Stock
                                         Common          Paid In         Retained       Stock Held         Held By
                                         Stock           Capital         Earnings         By ESOP         RRP Trust
                                      -----------      -----------      ----------     ------------      -----------
BALANCE, DECEMBER 31, 1996               $7,381         $65,725         $54,660         ($4,612)           ($4,476)

Comprehensive Income:

   Net Income                                                             3,547

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of ($35)

Total Comprehensive Income

Cash Dividends Declared                                                  (1,342)

Common Stock Released by                                    424                             349
     ESOP Trust

Common Stock earned by Participants                           1                                                200
     of Management Recognition Plan

Treasury Stock Acquired
                                      -----------      -----------     ----------     ------------      -----------

BALANCE,  JUNE 30, 1997                  $7,381         $66,150         $56,865         ($4,263)           ($4,276)
                                      ===========      ===========     ==========     ============      ===========



BALANCE, DECEMBER 31, 1997               $7,381         $66,798         $57,096         ($3,921)           ($4,082)

Comprehensive Income:

   Net Income                                                             4,303

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of $6

Total Comprehensive Income

Cash Dividends Declared                                                  (1,824)

Common Stock Released by                                    525                              331
   ESOP Trust

Common Stock Earned by Participants                          21                                                 193
     of Recognition and Retention Plan
     Trust

Treasury Stock Reissued                                      35
                                      -----------      -----------     ----------     ------------      -----------

BALANCE, JUNE 30, 1998                   $7,381         $67,379         $59,575         ($3,590)           ($3,889)
                                      ===========      ===========     ==========     ============      ===========



                                                           Accumulated
                                                              Other             Total
                                            Treasury       Comprehensive     Stockholders'
                                             Stock           Income             Equity
                                           ----------     ---------------    ------------
BALANCE, DECEMBER 31, 1996                 ($4,859)             $187         $114,006

Comprehensive Income:

   Net Income                                                                  3,547

   Change in Unrealized Gain (Loss) on                           (67)            (67)
     Securities Available for Sale
     Net of Deferred Taxes of ($35)                                       -----------

Total Comprehensive Income                                                     3,480

Cash Dividends Declared                                                       (1,342)

Common Stock Released by                                                         773
     ESOP Trust

Common Stock earned by Participants                                              201
     of Management Recognition Plan

Treasury Stock Acquired                     (3,089)                           (3,089)
                                          ----------       -----------      ------------

BALANCE,  JUNE 30, 1997                    ($7,948)             $120         $114,029
                                          ==========       ===========      ============



BALANCE, DECEMBER 31, 1997                 ($7,929)             $221         $115,564

Comprehensive Income:

   Net Income                                                                  4,303

   Change in Unrealized Gain (Loss) on                           (12)            (12)
     Securities Available for Sale
     Net of Deferred Taxes of $6                                            ------------

Total Comprehensive Income                                                     4,291

Cash Dividends Declared                                                       (1,824)

Common Stock Released by                                                         856
   ESOP Trust

Common Stock Earned by Participants                                              214
     of Recognition and Retention Plan
     Trust

Treasury Stock Reissued                         71                               106
                                          ----------       -----------      ------------

BALANCE, JUNE 30, 1998                     ($7,858)             $209         $119,207
                                          ==========       ===========      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                     For  the Six Months
                                                                        Ended June 30,
                                                                     1998            1997
                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $     4,303      $     3,547
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                                   1,623            1,415
        Provision for Loan Losses                                         485              404
        Compensation Expensed Recognized on RRP                           214              201
        Gain on Sale of Investments                                        (3)               0
        (Gain) Loss on Sale of Premises and Equipment                     (12)               7
        Loss (Gain) on Sale of Real Estate Owned                           44              (64)
        Gain on Sale of Loans Held for Sale                              (499)             (91)
        Amortization of Premium/Discount on Investments                   (45)             170
        Current Provision for Deferred Income Taxes                       (33)               0
        FHLB Stock Dividends                                             (168)            (170)
        Loans Originated for Resale                                   (32,300)          (6,827)
        Proceeds from Loans Sold to Others                             32,799            6,918
        Income Reinvested on Marketable Equity Security                  (164)            (163)
        ESOP Contribution                                                 801              773
        Net Change in Securities Classified as Trading                      0             (116)
        Changes in Assets and Liabilities:
           Decrease (Increase) in Accrued Interest Receivable             165             (281)
           Decrease in Other Assets and Other Liabilities                 151              283
                                                                --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $     7,361      $     6,006
                                                                --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds From Calls of Held to Maturity Securities        $        68      $         0
        Proceeds From Sales of Available for Sale Securities            8,498                0
        Proceeds From Maturities of Held to Maturity Securities           365              406
        Proceeds From Maturities of Available for Sale Securities      12,845           27,000
        Purchases of Securities Available for Sale                          0          (30,335)
        Increase in Loans Receivable, Net                             (24,733)         (45,537)
        Proceeds From ESOP Note Repayment                                   0              841
        Proceeds From Sale of Premises and Equipment                      202                0
        Purchases of Premises and Equipment                            (1,603)          (2,820)
        Proceeds From FHLB Stock Redemption                             1,162                0
        Proceeds From Disposition of Real Estate Owned                    371              703
        Principal Collections on Mortgage-Backed Securities            20,265           16,134
                                                                --------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               $    17,440      $   (33,608)
                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net Change in Demand, NOW, Money Market and
           Savings Deposits                                       $    (7,940)     $       (78)
        Net Change in Time Deposits                                   (19,427)          16,384
        Increase in Escrow Funds and Miscellaneous
           Deposits, Net                                                  252              211
        Principal Repayments of FHLB Advances                            (536)            (503)
        Dividends Paid to Shareholders                                 (1,662)          (1,206)
        Proceeds From Sale of Treasury Stock                               78                0
        Payments to Repurchase Common Stock                                 0           (3,089)
                                                                --------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               $   (29,235)     $    11,719
                                                                --------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         $    (4,434)     $   (15,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       44,307           53,385
                                                                --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    39,873      $    37,502
                                                                ================================

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
        Acquisition of Real Estate in Settlement of Loans         $       381      $       221
                                                                ================================

SUPPLEMENTAL DISCLOSURES:
Cash Paid (Received) For:
        Interest on Deposits and Borrowings                       $    16,983      $    18,143
                                                                ================================
        Income Taxes                                              $     2,302      $     2,075
                                                                ================================
        Income Tax Refunds                                        $         0      $         0
                                                                ================================

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)



     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The Accompanying consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for ISB Financial Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-k for the year ended December 31, 1997.

     BUSINESS

     The Company's principal business is conducted through it's wholly owned subsidiary, IBERIABANK (the "Bank"), which conducts business from its main office located in New Iberia, Louisiana and 26 full-service branch offices located in the cities of New Iberia, Lafayette, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City, Abbeville, Gretna, Marrero, River Ridge, Metairie, New Orleans and Kenner, Louisiana. The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits to the maximum extent permitted by law. The Bank is a Louisiana chartered commercial bank. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The branches in Marrero, River Ridge, Metairie, New Orleans, Gretna and Kenner were branches of Jefferson Bank, a wholly owned subsidiary of the Company that was merged into IBERIABANK on September 14, 1997. The Company acquired Jefferson Bank in October of 1996.

     2.  LOANS RECEIVABLE

     Loans receivable (in thousands) at June 30, 1998 and December 31, 1997 consisted of the following:

                                                                June 30,     Dec. 31,
                                                                1998         1997
                                                               ---------     ----------
    Residential Mortgage Loans:
       Single-family                                             $ 351,095    $ 376,320
       Multi-family                                                  2,114        2,516
       Construction                                                 21,911       22,109
                                                                 ---------    ---------
          Total Residential Mortgage Loans                         375,120      400,945
    Commercial Loans:
       Business                                                     64,620       57,978
       Real Estate                                                  62,601       48,291
                                                                 ---------    ---------
          Total Commercial Loans                                   127,221      106,269
    Consumer Loans:
       Home Equity                                                  42,420       34,192
       Automobile                                                   11,506        9,433
       Indirect Automobile                                         107,765       90,676
       Mobile Home                                                   3,008        3,226
       Educational                                                   9,356        9,458
       Credit Card                                                   3,796        4,150
       Loans on Savings                                             10,067       11,255
       Other                                                         7,904        7,358
                                                                 ---------    ---------
          Total Consumer Loans                                     195,822      169,748
                                                                 ---------    ---------
          Total Loans Receivable                                   698,163      676,962
    Adjustments:
    Allowance for Loan Losses                                    (   5,681)  (    5,258)
    Loans-in-Process                                             (  11,679)  (   14,082)
    Prepaid Dealer Participation                                     4,087        3,636
    Unearned Interest                                            (     155)  (      160)
    Deferred Loan Fees, Net                                      (     693)  (      709)
    Discount on Loans Purchased                                  (     935)  (    1,145)
                                                                 ---------   ----------
    Loans Receivable, Net                                        $ 683,107   $  659,244
                                                                 ---------   ----------


     3.  EARNINGS PER SHARE


     Basic earnings per share were based on 6,278,162 weighted average shares outstanding during the three month period ended June 30, 1998. Diluted earnings per share were based on 6,525,266 weighted average shares outstanding during the three month period ended June 30, 1998. For the three months ended June 30, 1998, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 367,267; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 261,109 and (c) the weighted average shares purchased in Treasury Stock of 474,133.

     For the six months ended June 30, 1998, basic earnings per share were based on 6,262,477 weighted average shares outstanding and diluted earnings per share were based on 6,514,260 weighted average shares outstanding. For the six months ended June 30, 1998, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 375,537; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 266,501 and
     (c) the weighted average shares purchased in Treasury Stock of 476,153.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CHANGES IN FINANCIAL CONDITION

     At June 30, 1998, the consolidated assets of the Company totaled $923.2 million, a decrease of $24.1 million, or 2.5%, from December 31, 1997.

     Loans receivable, net, increased by $23.9 million, or 3.6%, to $683.1 million at June 30, 1998, compared to $659.2 million at December 31, 1997. Such increases was the result of a $6.6 million, or 11.5%, increase in commercial business loans, a $14.3 million, or 29.6%, increase in commercial real estate loans, a $8.2 million, or 24.1% increase in home equity loans, a $2.1 million, or 22.0% increase in automobile loans and a $17.1 million, or 18.9% increase in indirect automobile loans. Such increases were partially offset by a $25.2 million, or 6.7%, decrease in single-family residential loans. The changes in the loan portfolio reflect management's efforts to increase the originations of commercial real estate, commercial business, indirect automobile loans and consumer loans. Such loans generally are considered to involve more risk than 1 - 4 family residential mortgage loans, but generally have higher yields.
     The Company's loan to deposit ratio at June 30, 1998 was 90.9% compared to 84.7% at December 31 1997. For additional information on loans, see Note 2 to the Consolidated Financial Statements.

     The increase in loans receivable was funded primarily by a decrease in investment securities available for sale, a decrease in mortgage-backed securities and a decrease in interest bearing deposits at other institutions.

     Interest bearing deposits at other institutions decreased $10.7 million, or 33.1%, to $21.6 million at June 30, 1998, compared to $32.3 million at December 31, 1997.

     The Company's investment securities available for sale decreased $21.2 million, or 28.1%, to $54.3 million at June 30, 1998, compared to $75.5 million at December 31, 1997. Such decrease was the result of the maturity or redemption of $21.3 million of investment securities available for sale, which was partially offset by $45,000 of amortization of premium on such securities.

     Mortgage-backed securities decreased $20.2 million, or 17.5%, to $94.9 million at June 30, compared to $115.1 million at December 31, 1997. Such decrease was attributable entirely to repayments.

     Deposits decreased $27.4 million, or 3.5%, to $751.3 million at June 30, 1998, compared to $778.7 million at December 31, 1997. Such decrease was due to $41.0 million of net deposit withdrawals, which was partially offset by $13.6 million of credited interest. The decrease in deposits was funded by decreases in mortgage-backed securities and investments available for sale.

     Advances from the FHLB of Dallas decreased $536,000, or 1.1% to $46.2 million at June 30, 1998, compared to $46.7 million at December 31, 1997. The decrease in advances was attributable to scheduled payments made. The advances are amortizing, fixed-rate and long term and were used to fund originations of fixed-rate, long term single-family residential mortgage loans.

     Total stockholders' equity increased $3.6 million, or 3.2%, to $119.2 million at June 30, 1998. The increase was the result of the Company's net income of $4.3 million, $856,000 of common stock released by the ESOP, $214,000 of common stock earned by participants of the Recognition and Retention Plan and $106,000 of common stock issued out of treasury, all of which was partially offset by the declaration of cash dividends on common stock of $1.8 million and a $12,000, after deferred taxes, decrease in accumulated other comprehensive income.

RESULTS OF OPERATIONS

     The Company reported net income of $2.2 million for the three months ended June 30, 1998, compared to $1.8 million earned during the three months ended June 30, 1997. The Company's net interest income increased $1.2 million and total noninterest income increased $306,000 during the three months ended June 30, 1998 compared to the second quarter of 1997. Such increases were partially offset by a $843,000 increase in noninterest expense and a $228,000 increase in income tax expense.

     For the six months ended June 30, 1998, the Company earned $4.3 million compared to $3.5 million for the same period of 1997. The Company's net interest income increased $2.2 million and total noninterest income increased $814,000 during the six months ended June 30, 1998 compared to the first six months of 1997. Such increases were partially offset by a $81,000 increase in provision for loan losses, a $1.8 million increase in noninterest expense and a $389,000 increase in income tax expense when comparing the first six months of 1998 to the same period of 1997.

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



                                                                      Three Months Ended June 30,
                                                    ------------------------------------------------------------
                                                                1998                             1997
                                                    -----------------------------   ----------------------------
                                                                        Average                          Average
                                                    Average              Yield/      Average              Yield/
                                                    Balance    Interest  Cost(1)     Balance    Interest Cost(1)
                                                    --------   --------  --------   ----------  -------  --------
Interest-earning assets:
   Loans receivable:
     Mortgage loans                                $425,813      $ 8,786     8.25%   $421,252    $ 8,595    8.16%
     Commercial business loans                       63,461        1,673    10.55      43,329      1,118   10.32
     Consumer and other loans                       188,902        4,110     8.70     139,929      3,086    8.82
                                                   --------      -------             --------    -------
          Total Loans                               678,176       14,569     8.59     604,510     12,799    8.47
                                                   --------      -------             --------    -------
Mortgage-backed securities                          100,587        1,612     6.41     138,356      2,214    6.40
Investment securities                                64,699        1,006     6.22     105,883      1,522    5.75
Other earning assets                                 20,303          406     8.00      29,443        493    6.70
                                                   --------      -------             --------    -------
   Total  interest-earning assets                   863,765       17,593     8.15     878,192     17,028    7.76
                                                                 -------                         -------
Non-interest-earning assets                          69,185                            64,004
                                                   --------                          --------
   Total  assets                                   $932,950                          $942,196
                                                   ========                          ========
Interest-bearing liabilities:
   Deposits:
     Demand deposits                               $153,936        1,016     2.64    $137,935        920    2.67
     Passbook savings deposits                      107,527          628     2.34     118,804        765    2.58
     Certificates of deposits                       448,405        6,017     5.37     477,798      6,576    5.51
                                                   --------      -------             --------    -------
        Total deposits                              709,868        7,661     4.32     734,537      8,261    4.50
Borrowings                                           46,371          756     6.52      47,413        773    6.52
                                                   --------      -------             --------    -------
        Total interest-bearing
          liabilities                               756,239        8,417     4.45     781,950      9,034    4.62
                                                                 -------                         -------
Non-interest bearing demand deposits                 48,148                            36,192
Non-interest bearing liabilities                      9,748                            10,247
                                                   --------                          --------
        Total liabilities                           814,135                           828,389
Stockholders' Equity                                118,815                           113,807
                                                   --------                          --------
        Total liabilities and stockholders' equity $932,950                          $942,196
                                                   ========                          ========
Net interest-earning  assets                       $107,526                          $ 96,242
                                                   ========                          ========
Net interest income/interest rate
   spread                                                        $ 9,176     3.70%               $ 7,994    3.13%
                                                                 =======    =====                =======   =====
Net interest margin                                                          4.25%                          3.64%
                                                                            =====                          =====
Ratio of average interest-
   earning assets to average
     interest-bearing liabilities                    114.22%                           112.31%
                                                   ========                          ========



                                                                      Six Months Ended June 30,
                                                     ----------------------------------------------------------
                                                                  1998                         1997
                                                     ---------------------------  -----------------------------
                                                                           Average                      Average
                                                       Average              Yield/   Average             Yield/
                                                      Balance   Interest   Cost(1)  Balance   Interest  Cost(1)
                                                      --------- --------   ------  ---------- --------- --------
Interest-earning assets:
   Loans receivable:
     Mortgage loans                                  $426,890    $17,614    8.25%   $417,720   $16,987     8.13%
     Commercial business loans                         60,966      3,231   10.60      42,568     2,196    10.32
     Consumer and other loans                         182,202      7,757    8.51     133,266     5,949     8.93
                                                     --------    -------            --------   -------
          Total Loans                                 670,058     28,602    8.54     593,554    25,132     8.47
                                                     --------    -------            --------   -------
Mortgage-backed securities                            105,380      3,423    6.50     141,992     4,478     6.31
Investment securities                                  72,563      2,240    6.17     106,261     3,169     5.96
Other earning assets                                   24,010        892    7.43      32,487     1,026     6.32
                                                     --------    -------            --------   -------
   Total  interest-earning assets                     872,011     35,157    8.06     874,294    33,805     7.73
Non-interest-earning assets                            65,693                         61,058
                                                     --------                       --------
   Total  assets                                     $937,704                       $935,352
                                                     ========                       ========
Interest-bearing liabilities:
   Deposits:
     Demand deposits                                 $154,437      1,992    2.58    $137,112     1,773     2.59
     Passbook savings deposits                        109,179      1,279    2.34     119,633     1,530     2.56
     Certificates of deposits                         454,730     12,183    5.36     473,388    12,935     5.46
                                                     --------    -------            --------   -------
        Total deposits                                718,346     15,454    4.30     730,133    16,238     4.45
Borrowings                                             46,503      1,509    6.49      47,538     1,542     6.49
                                                     --------    -------            --------   -------
        Total interest-bearing
          liabilities                                 764,849     16,963    4.44     777,671    17,780     4.57
                                                                 -------                       -------
Non-interest bearing demand deposits                   46,486                         34,589
Non-interest bearing liabilities                        8,416                          9,132
                                                     --------                       --------
        Total liabilities                             819,751                        821,392
Stockholders' Equity                                  117,953                        113,960
                                                     --------                       --------
        Total liabilities and stockholders' equity   $937,704                       $935,352
                                                     ========                       ========
Net interest-earning  assets                         $107,162                       $ 96,623
                                                     ========                       ========
Net interest income/interest rate
   spread                                                        $18,194    3.63%              $16,025     3.16%
                                                                 =======   =====               =======    =====
Net interest margin                                                         4.17%                          3.67%
                                                                           =====                          =====
Ratio of average interest-
   earning assets to average
     interest-bearing liabilities                      114.01%                        112.42%
                                                     ========                       ========

------------------------------------

(1)  Annualized.

     NET INTEREST INCOME

     Net interest income increased $1.2 million, or 14.8%, to $9.2 million in the three months ended June 30, 1998, compared to $8.0 million in the three months ended June 30, 1997. The increase was due to a $565,000, or 3.3% increase in interest income, together with a $617,000, or 6.8%, decrease in interest expense. The increase in interest income was the result of a 39 basis point (100 basis points being equal to 1%) increase in the yield earned on interest-earning assets, which was partially offset by a $14.4 million, or 1.6%, decrease in the average balance on interest-earning assets. The decrease in interest expense was the result of a $25.7 million, or 3.3%, decrease in the average balance of interest-bearing liabilities, together with a 17 basis point decrease in the cost thereof. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.70% and 4.25%, respectively, during the three months ended June 30, 1998, compared to 3.13% and 3.64%, respectively, for the comparable period in 1997.

     For the six months ended June 30, 1998, net interest income increased $2.2 million, or 13.5%, to $18.2 million, compared to $16.0 million for the first six months of 1997. The increase was due to a $1.4 million, or 4.0%, increase in interest income, together with a $817,000, or 4.6%, decrease in interest expense. The increase in interest income was the result of a 33 basis point increase in the yield earned on interest-earning assets, which was partially offset by a $2.3 million, or .3%, decrease in the average balance of interest-earning assets. The decrease in interest expense was the result of a $12.8 million, or 1.6%, decrease in the average balance of interest-bearing liabilities, together with a 13 basis point decrease in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.63% and 4.17%, respectively, during the six months ended June 30, 1998, compared to 3.16% and 3.67%, respectively, for the comparable period in 1997.


     INTEREST INCOME

     The Company's total interest income was $17.6 million for the three months ended June 30, 1998, compared to $17.0 million for the three months ended June 30, 1997. The reason for the $565,000, or 3.3%, increase in interest income was a $1.8 million, or 13.8%, increase in interest income from loans, which was partially offset by a $516,000, or 33.9%, decrease in interest and dividends from investment securities, a $602,000, or 27.2%, decrease in interest on mortgage-backed securities and a $87,000, or 17.6%, decrease in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $73.7 million, or 12.2%, increase in the average balance of loans, together with a 12 basis point increase in the yield earned thereon. The increase in yield on total loans was caused in part by the growth of commercial business and consumer and other loans. The decrease in interest and dividends on investment securities was the result of a $41.2 million, or 38.9%, decrease in the average balance of investment securities, which was partially offset by a 47 basis point increase in the yield earned thereon. The decrease in interest income from mortgage-backed securities was the result of a $37.8 million, or 27.3%, decrease in the average balance of mortgage-backed securities, which was partially offset by a one basis point increase in the yield earned thereon. The decrease in interest from deposits at other institutions was the result of a $9.1 million, or 31.0%, decrease in the average balance of deposits at other institutions, which was partially offset by a 130 basis point increase in the yield earned thereon.

     For the six months ended June 30, 1998, total interest income was $35.2 million compared to $33.8 million for the same period in 1997. The reasons for the $1.4 million, or 4.0%, increase in interest income were a $3.5 million, or 13.8%, increase in interest income from loans, which was partially offset by a $929,000, or 29.3%, decrease in interest and dividends from investment securities, a $1.1 million, or 23.6%, decrease in interest from mortgage-backed securities and a $134,000, or 13.1%, decrease in interest from deposits held at other institutions. The increase in interest from loans was the result of a $76.5 million, or 12.9%, increase in the average balance of loans, together with a seven basis point increase in the yield earned thereon. The decrease in interest and dividends on investment securities was the result of a $33.7 million, or 31.7%, decrease in the average balance of investment securities, which was partially offset by a 21 basis point increase in the yield earned thereon. The decrease in interest from mortgage-backed securities was the result of a $36.6 million, or 25.8%, decrease in the average balance of mortgage-backed securities, which was partially offset by a 19 basis point increase in the yield earned thereon. The decrease in interest on deposits at other institutions was the result of a $8.5 million, or 26.1%, decrease in the average balance of deposits held at other institutions, which was partially offset by a 110 basis point increase in the yield earned thereon.


     INTEREST EXPENSE

     The Company's total interest expense was $8.4 million during the three months ended June 30, 1998, compared to $9.0 million for the three months ended June 30, 1997. The reasons for the $617,000, or 6.8%, decrease in interest expense was a $600,000, or 7.3%, decrease in interest expense on deposits due to a $24.7 million, or 3.4%, decrease in interest-bearing deposits, together with an 18 basis point decrease in the cost of such deposits and a $17,000, or 2.2%, decrease in interest expense on FHLB advances due to a $1.0 million, or 2.2%, decrease in the average balance of FHLB advances.

     For the six months ended June 30, 1998, the company's total interest expense was $17.0 million, compared to $17.8 million for the same period in 1997. The reasons for the $817,000, or 4.6%, decrease in interest expense was a $784,000, or 4.8%, decrease in interest expense on deposits due to a $11.8 million, or 1.6%, decrease in the average balance of interest-bearing deposits, together with a 15 basis point decrease in the cost thereof and a $33,000, or 2.1%, decrease in interest on FHLB advances due to a $1.0 million, or 2.2%, decrease in the average balance of FHLB advances.


     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $255,000 in the three months ended June 30, 1998 as compared to $242,000 for the same period in 1997. As of June 30, 1998, the ratio of the Company's allowance for loan losses to non-performing loans was 227.1%, compared to 232.6% at December 31, 1997.

     For the six months ended June 30, 1998, the provision for loan losses was $485,000 as compared to $404,000 for the first six months of 1997.


     NONINTEREST INCOME

     Noninterest income increased $306,000, or 19.9%, in the three months ended June 30, 1998 to $1.8 million, compared to $1.5 million for the three months ended June 30, 1997. Such increase was due primarily to a $129,000, or 16.2%, increase in service charges on deposit accounts and a $246,000, or 52.8%, increase in other income, which was partially offset by a $69,000, or 25.0%, decrease in late charges and other fees on loans. The increase in service charges on deposit accounts was due primarily to the increased number of accounts that are subject to such service charges together with increased charges on such accounts. The increase in other income was due primarily to increased gains on the sale of newly originated mortgage loans in the secondary market.

     For the six months ended June 30, 1998, noninterest income increased $814,000, or 28.8%, to $3.6 million, compared to $2.8 million for the six months ended June 30, 1997. Such increase was due to a $339,000, or 22.4% increase in service charges on deposit accounts, a $90,000, or 20.5%, increase in late charges and other fees on loans and a $385,000, or 43.8%, increase in other income.

     NONINTEREST EXPENSE

     Noninterest expense increased $843,000, or 13.2%, in the three months ended June 30, 1998 to $7.2 million, compared to $6.4 million for the three months ended June 30, 1997. Such increase was due primarily to a $468,000, or 14.8%, increase in salaries and employee benefits resulting from the increased staff added in the last half of 1997 as the Bank transitioned from a savings bank to a commercial bank, a $128,000, or 46.0%, increase in depreciation expense, a $50,000, or 12.0%, increase in occupancy expense, a $33,000, or 12.2%, increase in computer expense, a $92,000, or 62.2%, increase in marketing and advertising expense in order to make the Bank more visible in the marketplace and a $83,000, or 6.0%, increase in other expense, which was partially offset by a $20,000, or 5.2%, decrease in amortization of goodwill and other acquired intangibles.

     For the six months ended June 30, 1998, noninterest expense increased $1.8 million, or 14.0%, to $14.3 million compared to $12.5 million for the same period in 1997. Such increase was primarily due to a $841,000, or 13.3%, increase in salaries and employee benefits, a $251,000, or 44.7%, increase in depreciation expense, a $117,000, or 14.2%, increase in occupancy expense, a $326,000, or 256.7%, increase in marketing and advertising expense and a $271,000, or 10.4%, increase in other expenses, which was partially offset by a $52,000, or 6.6%, decrease in the amortization of goodwill and other acquired intangibles.


     INCOME TAX EXPENSE

     Income tax expense increased $228,000, or 19.7%, in the three months ended June 30, 1998 to $1.4 million, compared to $1.2 million for the three months ended June 30, 1997. The increase in income tax expense was due primarily to the increase in income before income taxes.

     For the six months ended June 30, 1998, income tax expense increased $389,000, or 16.3%, to $2.8 million, compared to $2.4 million for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At June 30, 1998, the Company had $46.2 million in outstanding advances from the FHLB of Dallas.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products.
     The Company uses its sources of funds primarily to meet its ongoing commitments and to pay maturing savings certificates and saving withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1998, the total approved loan commitments outstanding amounted to $42.3 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $81.9 million. Certificates of deposit scheduled to mature in twelve months or less at June 30, 1998 totaled $293.3 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

     At June 30, 1998, the Company and its subsidiary had regulatory capital which was well in excess of regulatory requirements. The current requirements and the Company's actual levels as of June 30, 1998 are detailed below (dollars in thousands):

                                    Required   Capital                 Actual     Capital
                                    ------------------                 ------------------
                                    Amount     Percent                 Amount     Percent
                                    ------     -------                 ------     -------

     Tier 1 Leverage                $27,567      3.00%                 $103,576     11.27%

     Tier 1 Risk-Based              $21,218      4.00%                 $103,576     19.53%

     Total Risk-Based               $42,436      8.00%                 $109,257     20.60%


YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Timely and accurate data processing is essential to any financial institution. The Company formed a task force in 1997 to assess the impact of the Year 2000 problem and to insure compliance for all critical and ancillary systems utilized by the Company. The Company is in the process of converting to a new computer vendor for data processing software for its core applications that is Year 2000 compliant. Many of the costs associated with determining compliance with and correcting Year 2000 issues for ancillary computer programs is expected to come from a reassignment of existing internal resources and is not expected to involve material additional costs.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts. It requires than an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company currently has no derivatives and does not have any hedging activities.
     The adoption of this statement is not expected to have a material effect on financial position and results of operations.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998. Management believes there have been no material changes in the Company's market risk since December 31, 1997.

PART II  -  OTHER INFORMATION


Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on April 15,
          1998.

     1. With respect to the election of three directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2001 or until their respective successors are elected and qualified, the following are the number of shares voted for each nominee:

          Elaine D. Abell                For  6,065,103           Withheld   15,697
          William H. Fenstermaker        For  6,064,853           Withheld   15,947
          Larrey G. Mouton               For  6,011,990           Withheld   68,810

     2.   With respect to the ratification of Castaing, Hussey & Lolan, LLP as
          the Company's   independent auditors for the fiscal year ending
          December 31, 1998, the following are the number of shares voted:

          For  6,6068,933           Against   4,685          Abstain   7,182

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          a. Not Applicable
          b. No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ISB FINANCIAL CORPORATION


Date:     August 7, 1998                 By:  /s/   Larrey G. Mouton
          --------------                    ------------------------
                                              Larrey G. Mouton, President and
                                              Chief Executive Officer

Date:     August 7, 1998                 By:  /s/   John J. Ballatin
          --------------                   -------------------------------
                                              John J. Ballatin, Executive Vice
                                              President and Cashier