Form 10-Q
period 1998-09-30
ISB FINANCIAL CORP/LA
filed 1998-11-16
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                       OR

      [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to
                                            ----------------  ----------------

                         Commission File Number 0-25756


                            ISB Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Louisiana                                                   72-1280718
---------------------------------------------------                   ------------------------------
  (State or other jurisdiction of incorporation or                           (I.R.S. Employer
                   organization)                                           Identification Number)

     1101 East Admiral Doyle Drive
         New Iberia, Louisiana                                                    70560
---------------------------------------------------                   ------------------------------
  (Address of principal executive office)                                       (Zip Code)


                                 (318) 365-2361
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             --- ---   ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   As of November 9, 1998, 6,881,866 shares of the Registrant's common stock were issued and outstanding. Of that total, 586,285 shares are held by the Registrant's Employee Stock Ownership Plan, of which 342,733 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION                                             PAGE
-------   ---------------------                                             ----


Item 1.   Financial Statements


          Consolidated Statements of Financial Condition                    3
          (As of September 30, 1998 and December 31, 1997)

          Consolidated Statements of Income (For the three months           4
          and nine months ended September 30, 1998 and 1997)

          Consolidated Statements of Stockholders' Equity (For the          5
          nine months ended September 30, 1998 and 1997)

          Consolidated Statements of Cash Flows (For the nine               6
          months ended September 30, 1998 and 1997)

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial Condition       10
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        18


PART 2.   OTHER INFORMATION
-------   -----------------


Item 1.   Legal Proceedings                                                 19

Item 2.   Changes in Securities                                             19

Item 3.   Defaults Upon Senior Securities                                   19

Item 4.   Submission of Matters to a Vote of Security Holders               19

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  19


SIGNATURES                                                                  20

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                    (Dollars in Thousands, Except Share Data)


                             ASSETS
                             ------
                                                                      September 30,      December 31,
                                                                          1998              1997
                                                                      -------------      ------------
Cash and Cash Equivalents:
               Cash on Hand and Due from Banks                             $20,615           $11,959
               Interest Bearing Deposits                                   119,910            32,348
Investment Securities:
               Held to Maturity (fair value of $2,675 and $1,813,            2,673             1,811
               respectively)
               Available for Sale, at fair value                           101,146            75,506
Mortgage-Backed Securities Held to Maturity (fair                          245,760           115,125
               value of $247,772 and $116,004, respectively)
Loans Receivable, Net                                                      797,309           659,244
Repossessed Assets                                                             429               473
Premises and Equipment, Net                                                 26,808            19,253
Federal Home Loan Bank Stock, at Cost                                       10,098             6,160
Accrued Interest Receivable                                                  7,385             5,514
Goodwill and Acquisition Intangibles                                        45,873            16,358
Other Assets                                                                 3,047             3,531
                                                                      -------------      ------------

TOTAL ASSETS                                                            $1,381,053          $947,282
                                                                      =============      ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------


LIABILITIES:
Deposits                                                                $1,204,369          $778,695
Federal Home Loan Bank Advances                                             45,918            46,728
Advance Payments by Borrowers for Taxes and Insurance                        1,737             1,429
Accrued Interest Payable on Deposits                                         3,497               405
Accrued and Other Liabilities                                                4,852             4,461
                                                                      -------------      ------------

TOTAL LIABILITIES                                                        1,260,373           831,718
                                                                      -------------      ------------

STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized                     0                 0
    -0- shares issued or outstanding
Common Stock of $1.00 par value, authorized 25,000,000                       7,381             7,381
   shares, 7,380,671 shares issued
Additional Paid-in Capital                                                  67,621            66,798
Retained Earnings (Substantially Restricted)                                60,834            57,096
Unearned Common Stock Held by ESOP                                          (3,427)           (3,921)
Unearned Common Stock Held by RRP Trust                                     (3,787)           (4,082)
Treasury Stock, 498,805 and 478,643 shares, at cost                         (8,361)           (7,929)
Accumulated Other Comoprehensive Income                                        419               221
                                                                      -------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                                 120,680           115,564
                                                                      -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,381,053          $947,282
                                                                      =============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)



                                                                        For the Three Months      For the Nine Months
                                                                        Ended September 30,       Ended September 30,
                                                                       ---------------------     ---------------------
                                                                         1998        1997          1998        1997
                                                                       ---------   ---------     ---------   ---------
INTEREST INCOME:
         Interest on Loans                                              $15,255     $13,228       $43,857     $38,360
         Interest and Dividends on Investment Securities                  1,118       1,667         3,359       4,837
         Interest on Mortgage-Backed Securities                           2,524       2,111         5,946       6,589
         Interest on Deposits                                               727         345         1,619       1,370
                                                                       ---------   ---------     ---------   ---------

Total Interest Income                                                    19,624      17,351        54,781      51,156
                                                                       ---------   ---------     ---------   ---------


INTEREST EXPENSE:
         Interest on Deposits                                             8,543       8,474        23,997      24,712
         Interest on Federal Home Loan Bank Advances                      1,145         776         2,654       2,318
                                                                       ---------   ---------     ---------   ---------

Total Interest Expense                                                    9,688       9,250        26,651      27,030
                                                                       ---------   ---------     ---------   ---------

Net Interest Income                                                       9,936       8,101        28,130      24,126

Provision for Loan Losses                                                   206         302           691         706
                                                                       ---------   ---------     ---------   ---------

Net Interest Income After Provision for Loan Losses                       9,730       7,799        27,439      23,420
                                                                       ---------   ---------     ---------   ---------

NONINTEREST INCOME:
         Service Charges on Deposit Accounts                              1,063         962         2,913       2,473
         Late Charges and Other Fees on Loans                               233         271           761         702
         Other Income                                                       887         667         2,152       1,554
                                                                       ---------   ---------     ---------   ---------

Total Noninterest Income                                                  2,183       1,900         5,826       4,729
                                                                       ---------   ---------     ---------   ---------

NONINTEREST EXPENSE:
         Salaries and Employee Benefits                                   4,139       3,818        11,290      10,129
         SAIF Deposit Insurance Premium                                     108         112           327         337
         Depreciation Expense                                               468         384         1,282         946
         Occupancy Expense                                                  542         528         1,485       1,354
         Computer Expense                                                   298         218           893         828
         Marketing and Advertising                                          264         161           717         384
         Franchise and Shares Tax Expense                                   248         288           745         763
         Amortization of Goodwill and Other Acquired Intangibles            472         385         1,203       1,168
         Other Expenses                                                   1,663       1,486         4,539       3,993
                                                                       ---------   ---------     ---------   ---------
Total Noninterest Expense                                                 8,202       7,380        22,481      19,902
                                                                       ---------   ---------     ---------   ---------

Income Before Income Tax Expense                                          3,711       2,319        10,784       8,247

Income Tax Expense                                                        1,489       1,017         4,259       3,398
                                                                       ---------   ---------     ---------   ---------

NET INCOME                                                               $2,222      $1,302        $6,525      $4,849
                                                                       =========   =========     =========   =========


EARNINGS PER SHARE - BASIC                                                $0.35       $0.20         $1.04       $0.75
                                                                       =========   =========     =========   =========
EARNINGS PER SHARE - DILUTED                                              $0.34       $0.20         $1.00       $0.75
                                                                       =========   =========     =========   =========



                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)


                                                                                          Unearned
                                                         Additional                        Common
                                              Common      Paid In         Retained       Stock Held
                                              Stock       Capital         Earnings        By ESOP
                                             --------    ----------     -----------    --------------

BALANCE, DECEMBER 31, 1996                    $7,381      $65,725        $54,660            ($4,612)

Comprehensive Income:

   Net Income                                                              4,849

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of $41



Total Comprehensive Income

Cash Dividends Declared                                                   (2,148)

Common Stock Released by                                      684                               521
     ESOP Trust

Common Stock earned by Participants                             1
     of Management Recognition Plan

Treasury Stock Acquired
                                             --------    ---------     ----------      --------------

BALANCE,  SEPTEMBER 30, 1997                  $7,381      $66,410        $57,361            ($4,091)
                                             ========    =========     ==========      ==============


BALANCE, DECEMBER 31, 1997                    $7,381      $66,798        $57,096            ($3,921)

Comprehensive Income:

   Net Income                                                              6,525

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of $67


Total Comprehensive Income

Cash Dividends Declared                                                   (2,787)

Common Stock Released by                                      784                               494
   ESOP Trust

Common Stock Earned by Participants                            32
     of Recognition and Retention Plan Trust

Treasury Stock Acquired

Stock Options Exercised                                         7
                                             --------    ---------     ----------       -------------

BALANCE, SEPTEMBER 30, 1998                   $7,381      $67,621        $60,834            ($3,427)
                                             ========    =========     ==========       =============



                                                Unearned
                                                 Common
                                                  Stock                                  Other                    Total
                                                 Held By            Treasury          Comprehensive            Stockholders'
                                                RRP Trust            Stock               Income                   Equity
                                             ---------------     -------------       ---------------        -----------------

BALANCE, DECEMBER 31, 1996                       ($4,476)            ($4,859)                $187                  $114,006

Comprehensive Income:

   Net Income                                                                                                         4,849

   Change in Unrealized Gain (Loss) on                                                        121                       121
     Securities Available for Sale
     Net of Deferred Taxes of $41
                                                                                                            -----------------

Total Comprehensive Income                                                                                            4,970

Cash Dividends Declared                                                                                              (2,148)

Common Stock Released by                                                                                              1,205
     ESOP Trust

Common Stock earned by Participants                  307                                                                308
     of Management Recognition Plan

Treasury Stock Acquired                                               (3,089)                                        (3,089)
                                             ---------------     -------------     ---------------          -----------------

BALANCE,  SEPTEMBER 30, 1997                     ($4,169)            ($7,948)                $308                  $115,252
                                             ===============     =============     ===============          =================



BALANCE, DECEMBER 31, 1997                       ($4,082)            ($7,929)                $221                  $115,564

Comprehensive Income:

   Net Income                                                                                                         6,525

   Change in Unrealized Gain (Loss) on                                                        198                       198
     Securities Available for Sale
     Net of Deferred Taxes of $67
                                                                                                            -----------------

Total Comprehensive Income                                                                                            6,723

Cash Dividends Declared                                                                                              (2,787)

Common Stock Released by                                                                                              1,278
   ESOP Trust

Common Stock Earned by Participants                  295                                                                327
     of Recognition and Retention Plan Trust

Treasury Stock Acquired                                                 (503)                                          (503)

Stock Options Exercised                                                   71                                             78
                                             ---------------     -------------     ---------------          -----------------

BALANCE, SEPTEMBER 30, 1998                      ($3,787)            ($8,361)                $419                  $120,680
                                             ===============     =============     ===============          =================

ISB FINANCIAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1998 and 1997
(Dollars in Thousands)
                                                                           1998           1997
                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                             $      6,525    $      4,849
Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
          Depreciation and Amortization                                       2,606           2,130
          Provision for Loan Losses                                             691             706
          Compensation Expensed Recognized on RRP                               327             308
          Gain on Sale of Investments                                            (3)              0
          (Gain) Loss on Sale of Premises and Equipment                         (12)              7
          Loss (Gain) on Sale of Real Estate Owned                               41             (38)
          Gain on Sale of Loans Held for Sale                                  (799)           (180)
          Gain on Sale of Trading Securities                                      0             (15)
          Amortization of Premium/Discount on Investments                       (23)            106
          Current Provision for Deferred Income Taxes                           (33)              0
          FHLB Stock Dividends                                                 (272)           (261)
          Loans Originated for Resale                                       (48,683)        (13,036)
          Proceeds from Loans Sold to Others                                 49,482          13,216
          Income Reinvested on Marketable Equity Security                      (245)           (247)
          ESOP Contribution                                                   1,223           1,205
          Net Change in Securities Classified as Trading                          0            (164)
          Changes in Assets and Liabilities:
               Increase in Accrued Interest Receivable                       (1,052)           (150)
               Increase (Decrease) in Other Assets and Other                    754           1,427
               Liabilities
                                                                      ------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    $     10,527    $      9,863
                                                                      ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds From Sales of Trading Securities                    $          0    $         40
          Proceeds From Calls of Held to Maturity Securities                     68             406
          Proceeds From Sales of Available for Sale Securities                8,498          40,600
          Proceeds From Maturities of Held to Maturity Securities               365               0
          Proceeds From Maturities of Available for Sale Securities          21,345               0
          Proceeds From Maturities of Mortgage-Backed Securities                391               0
          Principal Collections on Mortgage-Backed Securities                31,146          23,968
          Purchases of Held to Maturity Securities                           (1,295)              0
          Purchases of Securities Available for Sale                        (54,981)        (30,335)
          Purchases of Mortgage-Backed Securities                          (162,103)              0
          Increase in Loans Receivable, Net                                 (14,041)        (71,520)
          Proceeds From ESOP Note Repayment                                       0             841
          Proceeds From FHLB Stock Redemption                                 1,162               0
          Purchases of FHLB Stock                                            (4,828)              0
          Purchase of Branch Deposits and Related Assets                    293,029               0
          Proceeds From Sale of Premises and Equipment                          202               0
          Purchases of Premises and Equipment                                (3,308)         (3,990)
          Proceeds From Disposition of Real Estate Owned                        497             820
                                                                      ------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  $    116,147    $    (39,170)
                                                                      ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net Change in Demand, NOW, Money Market and
               Savings Deposits                                        $     (2,702)   $      5,988
          Net Change in Time Deposits                                       (24,202)         16,952
          Increase in Escrow Funds and Miscellaneous
               Deposits, Net                                                    308             327
          Principal Repayments of FHLB Advances                                (810)           (760)
          Dividends Paid to Shareholders                                     (2,625)         (1,839)
          Proceeds From Sale of Treasury Stock                                   78
          Payments to Repurchase Common Stock                                  (503)         (3,089)
                                                                      ------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              $    (30,456)   $     17,579
                                                                      ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   $     96,218    $    (11,728)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             44,307          53,385
                                                                      ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    140,525    $     41,657
                                                                      ==============================


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
          Acquisition of Real Estate in Settlement of Loans            $        487    $        413
                                                                      ==============================

SUPPLEMENTAL DISCLOSURES:
Cash Paid (Received) For:
          Interest on Deposits and Borrowings                          $     23,559    $     27,422
                                                                      ==============================
          Income Taxes                                                 $      3,562    $      3,088
                                                                      ==============================

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

BUSINESS

The Company's principal business is conducted through it's wholly owned subsidiary, IBERIABANK (the "Bank"), which conducts business from its main office located in New Iberia, Louisiana and 43 full-service branch offices located in the cities of New Iberia, Lafayette, Scott, Carencro, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City, Abbeville, Ruston, Monroe, West Monroe, Gretna, Marrero, River Ridge, Metairie, New Orleans and Kenner, Louisiana. The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits to the maximum extent permitted by law. The Bank is a Louisiana chartered commercial bank. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").

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

2. LOANS RECEIVABLE

Loans receivable (in thousands) at September 30, 1998 and December 31, 1997 consisted of the following:

                                                      Sept. 30,      Dec. 31,
                                                      1998           1997
                                                      ---------      --------
Residential Mortgage Loans:
    Single-family                                     $ 358,356      $ 376,320
    Multi-family                                          7,685          2,516
    Construction                                         10,455          8,027
                                                      ---------      ---------
                Total Residential Mortgage Loans        376,496        386,863
Commercial Loans:
    Business                                             78,179         57,978
    Real Estate                                          92,960         48,291
                                                      ---------       --------
                Total Commercial Loans                  171,139        106,269
Consumer Loans:
       Home Equity                                       73,012         34,192
       Automobile                                        25,336          9,433
       Indirect Automobile                              111,146         90,676
       Mobile Home                                        2,765          3,226
       Educational                                        1,021          9,458
       Credit Card                                        3,872          4,150
       Loans on Savings                                   9,683         11,255
       Other                                             27,728          7,358
                                                      ---------      ---------
              Total Consumer Loans                      254,563        169,748
                                                      ---------      ---------
              Total Loans Receivable                    802,198        662,880
Adjustments:
Allowance for Loan Losses                            (    7,173)     (   5,258)
Prepaid Dealer Participation                              4,104          3,636
Unearned Interest                                    (      211)     (     160)
Deferred Loan Fees & Purchased Discounts, Net        (    1,609)         1,854)
                                                     -----------     ---------
Loans Receivable, Net                                 $ 797,309      $ 659,244
                                                      ---------      ---------

The allowance for loan losses includes $1.4 million designated for acquired loans.


3. EARNINGS PER SHARE

Basic earnings per share were based on 6,299,433 weighted average shares outstanding during the three month period ended September 30, 1998. Diluted earnings per share were based on 6,493,199 weighted average shares outstanding during the three month period ended September 30, 1998. For the three months ended September 30, 1998, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 350,884; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 248,397 and (c) the weighted average shares purchased in Treasury Stock of 481,957.

     For the nine months ended September 30, 1998, basic earnings per share were based on 6,274,495 weighted average shares outstanding and diluted earnings per share were based on 6,507,240 weighted average shares outstanding. For the nine months ended September 30, 1998, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 367,320; (b) the weighted average shares owned by the

     Management Recognition Plan and Trust of 260,381 and (c) the weighted average shares purchased in Treasury Stock of 478,102.

4.   BRANCH OFFICE ACQUISITION

     After the close of business on September 10, 1998, the Bank acquired 17 full service branch offices from the former First Commerce Corporation. These 17 branch offices continue to be operated as offices of IBERIABANK. The Bank paid $29.2 million of cash as deposit premium and paid book value for $126.6 million of loans, $5.7 million of premises and equipment and $5.5 million of other assets. The Bank received $455.3 million of cash as the Bank assumed $452.6 million of deposits and $2.7 million of other liabilities. The deposit premium and other costs incurred in the acquisition resulted in $30.6 million of goodwill and acquisition intangibles, which is to be amortized over 15 years using the straight-line method. The revenues and expenses of the acquired 17 branch offices are included in these consolidated financial statements only from the date of the acquisition forward.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

At September 30, 1998, the consolidated assets of the Company totaled $1.4 billion million, an increase of $433.8 million, or 45.8%, from December 31, 1997.

Loans receivable, net, increased by $138.1 million, or 20.9%, to $797.3 million at September 30, 1998, compared to $659.2 million at December 31, 1997. Such increases were the result of $126.6 million of loans acquired in the branch acquisition and $11.5 of net, after repayments, of loan originations during the first nine months of 1998. This increase resulted in a $20.2 million, or 34.8%, increase in commercial business loans, a $44.7 million, or 92.5%, increase in commercial real estate loans, a $38.8 million, or 113.5% increase in home equity loans, a $15.9 million, or 168.6% increase in automobile loans, a $20.5 million, or 22.6% increase in indirect automobile loans and a $20.4 million, or 276.8%, increase in other consumer loans. Such increases were partially offset by a $18.0 million, or 4.8%, decrease in single-family residential loans. The changes in the loan portfolio reflect management's efforts to increase the originations of commercial real estate, commercial business, indirect automobile loans and consumer loans. Such loans generally are considered to involve more risk than 1
- 4 family residential mortgage loans, but generally have higher yields. The Company's loan to deposit ratio at September 30, 1998 was 66.2% compared to 84.7% at December 31 1997. For additional information on loans, see Note 2 to the Consolidated Financial Statements.

The increase in loans receivable was funded primarily by the cash received in the branch acquisition.

Interest bearing deposits at other institutions increased $87.6 million, or 270.7%, to $119.9 million at September 30, 1998, compared to $32.3 million at December 31, 1997. Such increase was primarily the result of the cash received in the branch acquisition.

The Company's investment securities available for sale increased $25.6 million, or 34.0%, to $101.1 million at September 30, 1998, compared to $75.5 million at December 31, 1997. Such increase was the result of the purchase of $56.3 million of investment securities available for sale, which was partially offset by the maturity or redemption of $30.3 million of investment securities available for sale and by $23,000 of amortization of premium on such securities.

Mortgage-backed securities increased $130.6 million, or 113.4%, to $245.8 million at September 30, 1998, compared to $115.1 million at December 31, 1997. Such increase was the result of $162.1 million of purchases of mortgage-backed securities, which was partially offset by $31.5 million of repayments and maturities of such mortgage-backed securities.

Premises and equipment increased $7.6 million, or 39.2%, to $26.8 million at September 30, 1998, compared to $19.3 million at December 31, 1997. Such increase was primarily the result of $5.7 million of premises and equipment purchased in the branch acquisition and the purchase of an in-house data processing system. Such increases were partially offset by $1.3 million of depreciation on premises and equipment.

Deposits increased $425.7 million, or 54.7%, to $1.2 billion at September 30, 1998, compared to $778.7 million at December 31, 1997. Such increase was due to $452.6 million of deposits acquired in the branch acquisition, which was partially offset by $26.9 million of net deposit withdrawals.

Advances from the FHLB of Dallas decreased $810,000, or 1.7% to $45.9 million at September 30, 1998, compared to $46.7 million at December 31, 1997. The decrease in advances was attributable to scheduled payments made. The advances are amortizing, fixed-rate and long term and were used to fund originations of fixed-rate, long term single-family residential mortgage loans.

Total stockholders' equity increased $5.1 million, or 4.4%, to $120.7 million at September 30, 1998. The increase was the result of the Company's net income of $6.5 million, $1.3 million of common stock released by the ESOP, $327,000 of common stock earned by participants of the Recognition and Retention Plan, $198,000, after deferred taxes, increase in accumulated other comprehensive income and $78,000 of common stock issued out of treasury, all of which was partially offset by the declaration of cash dividends on common stock of $2.8 million.

RESULTS OF OPERATIONS

     The Company reported net income of $2.2 million for the three months ended September 30, 1998, compared to $1.3 million earned during the three months ended September 30, 1997. The Company's net interest income increased $1.8 million, provision for loan losses decreased $96,000 and total noninterest income increased $283,000 during the three months ended September 30, 1998 compared to the third quarter of 1997. Such increases were partially offset by a $822,000 increase in noninterest expense and a $472,000 increase in income tax expense.

     For the nine months ended September 30, 1998, the Company earned $6.5 million compared to $4.8 million for the same period of 1997. The Company's net interest income increased $4.0 million and total noninterest income increased $1.1million during the nine months ended September 30, 1998 compared to the first nine months of 1997. Such increases were partially offset by a $2.6 million increase in noninterest expense and a $861,000 increase in income tax expense when comparing the first nine months of 1998 to the same period of 1997.

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


                                                                    Three Months  Ended  September  30,
                                                                   -------------------------------------
                                                                                 1998
                                                                   ------------------------------------
                                                                                                Average
                                                                      Average                   Yield/
                                                                      Balance     Interest      Cost(1)
                                                                   ------------  ----------    --------

Interest-earning  assets:
 Loans  receivable:
  Mortgage  loans                                               %     $425,712     $8,783         8.25 %
  Commercial  business  loans                                           67,069      1,792        10.69
  Consumer  and  other  loans                                          214,827      4,679         8.71
                                                                       -------      -----
       Total  Loans                                                    707,608     15,254         8.62
                                                                       -------     ------
Mortgage-backed  securities                                            157,281      2,523         6.42
Investment  securities                                                  68,085      1,119         6.57
Other  earning  assets                                                  60,009        728         4.85
                                                                        ------        ---
 Total  interest-earning  assets                                       992,983     19,624         7.91
                                                                                   ------
Non-interest-earning  assets                                            68,019
                                                                        ------
 Total  assets                                                      $1,061,002
                                                                    ==========
Interest-bearing  liabilities:
 Deposits:
  Demand  deposits                                                    $181,413      1,232         2.72
  Passbook  savings deposits                                           110,164        608         2.21
  Certificates  of deposits                                            499,248      6,704         5.37
                                                                       -------      -----
     Total  deposits                                                   790,825      8,544         4.32
Borrowings                                                              72,708      1,144         6.29
                                                                        ------      -----
     Total  interest-bearing
       liabilities                                                     863,533      9,688         4.49
                                                                                    -----
Non-interest  bearing  demand deposits                                  63,792
Non-interest  bearing  liabilities                                      13,343
                                                                        ------
     Total  liabilities                                                940,668
Stockholders' Equity                                                   120,334
                                                                       -------
     Total  liabilities  and  stockholders' equity                  $1,061,002
                                                                    ==========
Net  interest-earning  assets                                         $129,450
                                                                      ========

Net  interest  income/interest  rate
 spread                                                         %                  $9,936         3.42 %
                                                                                   ======         ====
Net  interest  margin                                                                             4.00 %
                                                                                                  ====
Ratio  of  average  interest-
 earning  assets  to  average
  interest-bearing  liabilities                                         114.99%
                                                                        =======


                                                                 Three Months  Ended  September  30,
                                                                ------------------------------------
                                                                               1997
                                                                ------------------------------------
                                                                                             Average
                                                                 Average                     Yield/
                                                                 Balance      Interest       Cost(1)
                                                                ---------    ----------     --------

Interest-earning  assets:
 Loans  receivable:
  Mortgage  loans                                               $422,439       $8,643          8.18 %
  Commercial  business  loans                                     47,795        1,206         10.09
  Consumer  and  other  loans                                    158,113        3,379          8.55
                                                                 -------        -----
       Total  Loans                                              628,347       13,228          8.42
                                                                 -------       ------
Mortgage-backed  securities                                      131,307        2,111          6.43
Investment  securities                                           107,305        1,667          6.21
Other  earning  assets                                            19,998          345          6.90
                                                                  ------          ---
 Total  interest-earning  assets                                 886,957       17,351          7.82
                                                                               ------
Non-interest-earning  assets                                      66,910
                                                                  ------
 Total  assets                                                  $953,867
                                                                ========
Interest-bearing  liabilities:
 Deposits:
  Demand  deposits                                              $139,222          938          2.69
  Passbook  savings deposits                                     115,533          749          2.59
  Certificates  of deposits                                      486,466        6,787          5.58
                                                                 -------        -----
     Total  deposits                                             741,221        8,474          4.57
Borrowings                                                        47,158          776          6.58
                                                                  ------          ---
     Total  interest-bearing
       liabilities                                               788,379        9,250          4.69
                                                                                -----
Non-interest  bearing  demand deposits                            38,207
Non-interest  bearing  liabilities                                12,223
                                                                  ------
     Total  liabilities                                          838,809
Stockholders' Equity                                             115,058
                                                                 -------
     Total  liabilities  and  stockholders' equity              $953,867
                                                                ========
Net  interest-earning  assets                                    $98,578
                                                                 =======

Net  interest  income/interest  rate
 spread                                                                        $8,101          3.13 %
                                                                               ======          ====
Net  interest  margin                                                                          3.65 %
                                                                                               ====
Ratio  of  average  interest-
 earning  assets  to  average
  interest-bearing  liabilities                                   112.50%
                                                                  =======


                                                                 Nine Months  Ended  September  30,
                                                                ---------------------------------------
                                                                              1998
                                                                -------------------------------------
                                                                                              Average
                                                                  Average                     Yield/
                                                                  Balance       Interest      Cost(1)
                                                                -----------    ----------    --------

Interest-earning  assets:
 Loans  receivable:
  Mortgage  loans                                                $426,476       $26,397         8.25 %
  Commercial  business  loans                                      63,100         5,024        10.62
  Consumer  and  other  loans                                     193,134        12,436         8.59
                                                                  -------        ------
       Total  Loans                                               682,710        43,857         8.57
                                                                  -------        ------
Mortgage-backed  securities                                       122,870         5,946         6.45
Investment  securities                                             69,551         3,359         6.44
Other  earning  assets                                             38,627         1,619         5.59
                                                                   ------         -----
 Total  interest-earning  assets                                  913,758        54,781         7.99
                                                                                 ------
Non-interest-earning  assets                                       62,916
                                                                   ------
 Total  assets                                                   $976,674
                                                                 ========
Interest-bearing  liabilities:
 Deposits:
  Demand  deposits                                               $165,212         3,224         2.60
  Passbook  savings deposits                                      109,512         1,887         2.30
  Certificates  of deposits                                       460,884        18,887         5.46
                                                                  -------        ------
     Total  deposits                                              735,608        23,998         4.35
Borrowings                                                         55,334         2,653         6.39
                                                                   ------         -----
     Total  interest-bearing
       liabilities                                                790,942        26,651         4.49
                                                                                 ------
Non-interest  bearing  demand deposits                             52,334
Non-interest  bearing  liabilities                                 14,650
                                                                   ------
     Total  liabilities                                           857,926
Stockholders' Equity                                              118,748
                                                                  -------
     Total  liabilities  and  stockholders' equity               $976,674
                                                                 ========
Net  interest-earning  assets                                    $122,816
                                                                 ========

Net  interest  income/interest  rate
 spread                                                                         $28,130         3.50 %
                                                                                =======         ====
Net  interest  margin                                                                           4.10 %
                                                                                                ====
Ratio  of  average  interest-
 earning  assets  to  average
  interest-bearing  liabilities                                    115.53%
                                                                   =======


                                                                 Nine Months  Ended  September  30,
                                                                ----------------------------------------
                                                                                1997
                                                                ----------------------------------------
                                                                                                 Average
                                                                  Average                         Yield/
                                                                  Balance        Interest        Cost(1)
                                                                -----------     ----------      --------

Interest-earning  assets:
 Loans  receivable:
  Mortgage  loans                                                 $419,310        $25,630          8.15 %
  Commercial  business  loans                                       43,804          3,402         10.36
  Consumer  and  other  loans                                      142,166          9,328          8.75
                                                                   -------          -----
       Total  Loans                                                605,280         38,360          8.45
                                                                   -------         ------
Mortgage-backed  securities                                        138,391          6,589          6.35
Investment  securities                                             106,614          4,837          6.05
Other  earning  assets                                              28,284          1,370          6.46
                                                                    ------          -----
 Total  interest-earning  assets                                   878,569         51,156          7.76
                                                                                   ------
Non-interest-earning  assets                                        62,882
                                                                    ------
 Total  assets                                                    $941,451
                                                                  ========
Interest-bearing  liabilities:
 Deposits:
  Demand  deposits                                                $137,823          2,711          2.62
  Passbook  savings deposits                                       118,251          2,279          2.57
  Certificates  of deposits                                        477,795         19,722          5.50
                                                                   -------         ------
     Total  deposits                                               733,869         24,712          4.49
Borrowings                                                          47,410          2,318          6.52
                                                                    ------          -----
     Total  interest-bearing
       liabilities                                                 781,279         27,030          4.61
                                                                                   ------
Non-interest  bearing  demand deposits                              35,807
Non-interest  bearing  liabilities                                  10,039
                                                                    ------
     Total  liabilities                                            827,125
Stockholders' Equity                                               114,326
                                                                   -------
     Total  liabilities  and  stockholders' equity                $941,451
                                                                  ========
Net  interest-earning  assets                                      $97,290
                                                                   =======

Net  interest  income/interest  rate
 spread                                                                           $24,126          3.15 %
                                                                                  =======          ====
Net  interest  margin                                                                              3.66 %
                                                                                                   ====
Ratio  of  average  interest-
 earning  assets  to  average
  interest-bearing  liabilities                                     112.45%
                                                                    =======


------------------------------
(1)  Annualized.

NET INTEREST INCOME

Net interest income increased $1.8 million, or 22.7%, to $9.9 million in the three months ended September 30, 1998, compared to $8.1 million in the three months ended September 30, 1997. The increase was due to a $2.3 million, or 13.1% increase in interest income, which was partially offset by a $438,000, or 4.7%, increase in interest expense. The increase in interest income was the result of a 9 basis point (100 basis points being equal to 1%) increase in the yield earned on interest-earning assets, together with a $106.0 million, or 12.0%, increase in the average balance on interest-earning assets. The increase in interest expense was the result of a $75.2 million, or 9.5%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 20 basis point decrease in the cost thereof. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.42% and 4.00%, respectively, during the three months ended September 30, 1998, compared to 3.13% and 3.65%, respectively, for the comparable period in 1997.

For the nine months ended September 30, 1998, net interest income increased $4.0 million, or 16.6%, to $28.1 million, compared to $24.1 million for the first nine months of 1997. The increase was due to a $3.6 million, or 7.1%, increase in interest income, together with a $379,000, or 1.4%, decrease in interest expense. The increase in interest income was the result of a $35.2 million, or 4.0%, increase in the average balance of interest-earning assets, together with a 23 basis point increase in the yield earned on interest-earning assets. The decrease in interest expense was the result of a 12 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $9.7 million, or 1.2% increase in the average balance of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 3.50% and 4.10%, respectively, during the nine months ended September 30, 1998, compared to 3.15% and 3.66%, respectively, for the comparable period in 1997.


INTEREST INCOME

The Company's total interest income was $19.6 million for the three months ended September 30, 1998, compared to $17.4 million for the three months ended September 30, 1997. The reason for the $2.3 million, or 13.1%, increase in interest income was a $2.0 million, or 15.3%, increase in interest income from loans, a $413,000, or 19.6%, increase in interest on mortgage-backed securities and a $382,000, or 110.7%, increase in interest on deposits held at other institutions, which was partially offset by a $549,000, or 32.9%, decrease in interest and dividends on investment securities. The increase in interest income from loans was the result of a $79.3 million, or 12.6%, increase in the average balance of loans, together with a 20 basis point increase in the yield earned thereon. The increase in yield on total loans was caused in part by the growth of commercial business and consumer and other loans. The increase in interest income from mortgage-backed securities was the result of a $26.0 million, or 19.8%, increase in the average balance of mortgage-backed securities, which was partially offset by a one basis point decrease in the yield earned thereon. The increase in interest from deposits at other institutions was the result of a $40.0 million, or 200.1%, increase in the average balance of deposits at other institutions, which was partially offset by a 205 basis point decrease in the yield earned thereon. The decrease in interest and dividends on investment securities was the result of a $39.2 million, or 36.6%, decrease in the average balance of investment securities, which was partially offset by a 36 basis point increase in the yield earned thereon.

For the nine months ended September 30, 1998, total interest income was $54.8 million compared to $51.2 million for the same period in 1997. The reasons for the $3.6 million, or 7.1%, increase in interest income were a $5.5 million, or 14.3%, increase in interest income from loans and a $249,000, or 18.2%, increase in interest on deposits, which was partially offset by a $643,000, or 9.8%, decrease in interest and dividends from investment securities and a $1.5 million, or 30.6%, decrease in interest from mortgage-backed securities. The increase in interest from loans was the result of a $77.4 million, or 12.8%, increase in the average balance of loans, together with a 12 basis point increase in the yield earned thereon. The increase in interest on deposits at other institutions was the result of a

$10.3 million, or 36.6%, increase in the average balance of deposits at other institutions, which was partially offset by a 87 basis point decrease in the yield earned thereon. The decrease in interest and dividends on investment securities was the result of a $37.1 million, or 34.8%, decrease in the average balance of investment securities, which was partially offset by a 39 basis point increase in the yield earned thereon. The decrease in interest from mortgage-backed securities was the result of a $15.5 million, or 11.2%, decrease in the average balance of mortgage-backed securities, which was partially offset by a 10 basis point increase in the yield earned thereon.


INTEREST EXPENSE

The Company's total interest expense was $9.7 million during the three months ended September 30, 1998, compared to $9.3 million for the three months ended September 30, 1997. The reasons for the $438,000, or 4.7%, increase in interest expense was a $69,000, or .8%, increase in interest expense on deposits due to a $49.6 million, or 6.74%, increase in interest-bearing deposits, which was partially offset by a 25 basis point decrease in the cost of such deposits and a $369,000, or 47.6%, increase in interest expense on FHLB advances due to a $25.6 million, or 54.2%, increase in the average balance of FHLB advances, which was partially offset by a 29 basis point decrease in the cost of such advances..

For the nine months ended September 30, 1998, the company's total interest expense was $26.7 million, compared to $27.0 million for the same period in 1997. The reasons for the $379,000, or 1.4%, decrease in interest expense was a $715,000, or 2.9%, decrease in interest expense on deposits due to a 14 basis point decrease in the cost of deposits, which was partially offset by a $1.7 million, or .2%, increase in the average balance of deposits, which was partially offset by a $336,000, or 14.5%, increase in interest on FHLB advances due to a $7.9 million, or 16.7%, increase in the average balance of FHLB advances, which was partially offset by 13 basis point decrease in the cost thereof.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $206,000 in the three months ended September 30, 1998 as compared to $302,000 for the same period in 1997. As of September 30, 1998, the ratio of the Company's allowance for loan losses to non-performing loans was 303.0%, compared to 232.6% at December 31, 1997.

For the nine months ended September 30, 1998, the provision for loan losses was $691,000 as compared to $706,000 for the first nine months of 1997.


NONINTEREST INCOME

Noninterest income increased $283,000, or 14.9%, in the three months ended September 30, 1998 to $2.2 million, compared to $1.9 million for the three months ended September 30, 1997. Such increase was due primarily to a $101,000, or 10.5%, increase in service charges on deposit accounts and a $220,000, or 33.0%, increase in other income, which was partially offset by a $38,000, or 14.0%, decrease in late charges and other fees on loans. The increase in service charges on deposit accounts was due primarily to the increased number of accounts that are subject to such service charges. The increase in other income was due primarily to increased gains on the sale of newly originated mortgage loans in the secondary market.

For the nine months ended September 30, 1998, noninterest income increased $1.1 million, or 23.2%, to $5.8 million, compared to $4.7 million for the nine months ended September 30, 1997. Such increase was due to a $440,000, or 17.8% increase in service charges on deposit accounts, a $59,000, or 8.4%, increase in late charges and other fees on loans and a $598,000, or 38.5%, increase in other income.

     NONINTEREST EXPENSE

     Noninterest expense increased $822,000, or 11.1%, in the three months ended September 30, 1998 to $8.2 million, compared to $7.4 million for the three months ended September 30, 1997. Such increase was due primarily to a $321,000, or 8.4%, increase in salaries and employee benefits resulting from the increased staff added in the last half of 1997 as the Bank transitioned from a savings bank to a commercial bank and the new employees added as a result of the branch purchase in September of 1998, a $84,000, or 21.9%, increase in depreciation expense, a $80,000, or 36.7%, increase in computer expense, a $103,000, or 64.0%, increase in marketing and advertising expense to advertise the branch acquisition and make the Bank more visible in its marketplace, a $87,000, or 22.6%, increase in the amortization of goodwill and other acquired intangibles due to the branch acquisition and a $177,000, or 11.9%, increase in other expense.

     For the nine months ended September 30, 1998, noninterest expense increased $2.6 million, or 13.0%, to $22.5 million compared to $19.9 million for the same period in 1997. Such increase was primarily due to a $1.2 million, or 11.5%, increase in salaries and employee benefits, a $336,000, or 35.5%, increase in depreciation expense, a $131,000, or 9.7%, increase in occupancy expense, a $335,000, or 86.7%, increase in marketing and advertising expense and a $546,000, or 13.7%, increase in other expenses.


     INCOME TAX EXPENSE

     Income tax expense increased $472,000, or 46.4%, in the three months ended September 30, 1998 to $1.5 million, compared to $1.0 million for the three months ended September 30, 1997. The increase in income tax expense was due primarily to the increase in income before income taxes.

     For the nine months ended September 30, 1998, income tax expense increased $861,000, or 25.3%, to $4.3 million, compared to $3.4 million for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At September 30, 1998, the Company had $45.9 million in outstanding advances from the FHLB of Dallas.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and to pay maturing savings certificates and saving withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1998, the total approved loan commitments outstanding amounted to $28.9 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $103.4 million. Certificates of deposit scheduled to mature in twelve months or less at September 30, 1998 totaled $136.4 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

     At September 30, 1998, the Company and its subsidiary had regulatory capital, which was well in excess of regulatory requirements. The current requirements and the Company's actual levels as of September 30, 1998 are detailed below (dollars in thousands):

                                         Required     Capital          Actual       Capital
                                         --------------------          --------------------
                                         Amount       Percent         Amount        Percent
                                         ------       -------         ------        -------

     Tier 1 Leverage                     $ 41,450      3.00%          $ 74,806       5.41 %

     Tier 1 Risk-Based                   $ 26,071      4.00%          $ 74,806      11.48 %

     Total Risk-Based                    $ 52,143      8.00%          $ 81,979      12.58 %


YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Timely and accurate data processing is essential to any financial institution. The Company formed a task force in 1997 to assess the impact of the Year 2000 problem and to insure compliance for all critical and ancillary systems utilized by the Company. The Company has converted to a new computer vendor for data processing software for its core applications that is Year 2000 compliant. Many of the costs associated with determining compliance with and correcting Year 2000 issues for ancillary computer programs is expected to come from a reassignment of existing internal resources and is not expected to involve material additional costs.


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


Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          a.     Not Applicable
          b.     Reports on Form 8-K
          The registrant filed the following current report on Form 8-K during the quarter for which this report is filed:

          Current report on Form 8-K dated September 11, 1998, filed on September 23, 1998 (Item 2 - Acquisition or Disposition of Assets), announcing the completion of the Registrant's subsidiary's acquisition of 17 branch offices from the former First Commerce Corporation, which has been acquired by BancOne Corporation. As permitted by Items 7(a)
          (2) and 7(b)(2) of Form 8-K, the Registrant omitted from this filing the financial statements of the business acquired and the pro forma financial information required by the form, each of which may be filed by amendment to this current report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ISB FINANCIAL CORPORATION


Date:  November 11, 1998                          By:   /s/   Larrey G. Mouton
       -----------------                             ---------------------------
                                                  Larrey G. Mouton, President and
                                                  Chief Executive Officer

Date:  November 11, 1998                          By:   /s/    James R. McLemore, Jr.
       -----------------                             -----------------------------------
                                                  James R. McLemore, Jr., Senior Vice
                                                  President and Chief Financial Officer