Form 10-K
period 1998-12-31
ISB FINANCIAL CORP/LA
filed 1999-03-31
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission File Number 0- 25756

                            ISB Financial Corporation
             (Exact name of registrant as specified in its charter)

                  Louisiana                                      72-1280718
                  ---------                                      ----------
(State or other jurisdiction of incorporation or          (I.R. S. Employer
organization)                                             Identification Number)

    1101 East Admiral Doyle Drive
    New Iberia, Louisiana                                             70560
    ---------------------                                             -----
(Address of principal executive office)                            (Zip Code)

       Registrant's telephone number, including area code: (318) 365- 2361

   Securities registered pursuant of Section 12(b) of the Act: Not Applicable

           Securities registered pursuant of Section 12(g) of the Act

                    Common Stock (par value $1.00 per share)
                    ----------------------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10- K. [X]

  As of March 16, 1999, the aggregate market value of the 6,368,344 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 461,522 shares held by all directors and officers of the Registrant as a group, was approximately $129.0 million. This figure is based on the closing sale price of $20.25 per share of the Registrant's Common Stock on March 16, 1999.

 Number of shares of Common Stock outstanding as of December 31, 1998: 6,829,866

                       DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated. (1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K, (2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into Part III, Items 9 through 13 of this Form 10- K.

PART 1.

Item 1. Business.

General

         ISB Financial Corporation (the "Company") is a Louisiana corporation organized in November 1994 by Iberia Savings Bank ("Iberia") for the purpose of acquiring all of the capital stock of Iberia to be issued by Iberia in the conversion (the "Conversion") of Iberia to stock form, which was completed on April 6, 1995. On May 3, 1996, the Company completed the acquisition of Royal Bankgroup of Acadiana, Inc., ("Royal") and its wholly owned subsidiary, The Bank of Lafayette ("BOL"). Royal was merged into the Company and BOL was merged into Iberia. The two offices of BOL now operate as branches of Iberia. On October 18, 1996, the company completed the acquisition of Jefferson Bancorp, Inc. and its wholly owned subsidiary, Jefferson Federal Savings Bank. Jefferson Bancorp, Inc. was merged into the Company and Jefferson Federal Savings Bank operated as a separate subsidiary of the Company until September 1, 1997, as a state chartered savings bank under the name of Jefferson Bank ("Jefferson"). On September 1, 1997, Jefferson Bank was merged with and into Iberia Savings Bank. On December 1, 1997, Iberia Savings Bank changed its name to IBERIABANK and converted to a Louisiana chartered commercial bank. On September 10, 1998, Iberia acquired 17 branch offices from the former First Commerce Corporation ("FCOM"). The only significant assets of the Company are the capital stock of Iberia , the Company's loan to an employee stock ownership plan, and cash. To date, the business of the Company has consisted of the business of the Iberia. The Company's common stock trades on the NASDAQ National Market under the symbol "ISBF." At December 31, 1998, the Company had total assets of $1.4 billion, total deposits of $1.2 billion and equity of $124.0 million.

         Iberia is a Louisiana chartered stock commercial bank conducting business from its main office located in New Iberia, Louisiana and 43 full-service branch offices located in New Iberia, Lafayette, Jeanerette, Franklin, Morgan City, Crowley, Rayne, Kaplan, St. Martinville, Abbeville, Scott, Carencro, Ruston, Monroe, West Monroe, Gretna, Marrero, River Ridge, New Orleans, Metairie and Kenner, all of which are in Louisiana. The Bank attracts retail deposits from the general public and the business community through a variety of deposit products. Deposits are insured by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance, Corporation ("FDIC"), within applicable limits.

         The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans. Previous to 1996, the Bank's primary lending emphasis was loans secured by first and second liens on single-family (one-to-four units) residences located in the Bank's primary market area. At December 31, 1998, such loans amounted to $301.5 million or 39.4% of the Bank's gross loan portfolio. The Bank has placed recent emphasis on the origination of consumer and commercial loans. Consumer loans consist of home equity loans, home equity lines of credit, automobile loans, indirect automobile loans, loans secured by deposit accounts and other consumer loans. At December 31, 1998, $255.7 million, or 33.4%, of the Bank's gross loans were consumer loans. Of that amount $114.3 million, or 14.9% of gross loans, were indirect automobile loans. Commercial loans consist of commercial real estate loans and commercial business loans. At December 31, 1998, $117.6 million, or 15.4% of gross loans are secured by commercial real estate and $83.4 million, or 10.9%, are commercial business loans. The Bank also originates loans for the purpose of constructing single-family residential units. At December 31, 1998, $7.5 million, or 1.0% of the Bank's loans, are construction loans.

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

         In addition to its deposit gathering and lending activities, the Bank invests in mortgage-backed securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and other investment securities. At December 31, 1998, the Bank's mortgage-backed securities amounted to $277.8 million, or 19.8% of total assets and its investment securities amounted to $99.8 million, or 7.1% of total assets.

Lending Activities

          Loan  Portfolio   Composition  The  following  table  sets  forth  the
composition of the Banks' loans held in portfolio at the dates indicated (1)

                                                                                              December 31,
                                  -------------------------------------------------------------------------------
                                            1998                       1997                       1996
                                  -------------------------  ------------------------  --------------------------
                                                 Percent of                Percent of                  Percent of
                                   Amount        Total       Amount        Total       Amount          Total
                                  -------------------------  ------------------------  -----------     ---------
                                                                     (Dollars in Thousands)
Mortgage loans:
   Single-family residential      $ 301,468       39.37%     $ 371,943      56.48%      $ 386,555       67.14%
   Construction                       7,549        0.99%         8,027       1.22%          8,005        1.39%
                                  ---------       -----      ---------      -----       ---------       -----
       Total mortgage loans         309,017       40.36%       379,970      57.70%        394,560       68.54%
                                  ---------       -----      ---------      -----       ---------       -----
Commercial Loans
    Business loans                   83,368       10.89%        57,978       8.80%         36,089        6.27%
    Real estate                     117,628       15.36%        50,807       7.72%         25,240        4.38%
                                  ---------       -----      ---------      -----       ---------       -----
         Total commercial loans     200,996       26.25%       108,785      16.52%         61,329       10.65%
                                  ---------       -----      ---------      -----       ---------       -----
Consumer loans:
    Home equity                      73,184        9.56%        34,192       5.19%         21,646        3.76%
    Automobile                       24,630        3.22%         9,433       1.43%          7,509        1.30%
     Indirect automobile            114,337       14.93%        90,676      13.77%         52,371        9.10%
    Mobile home loans                 2,511        0.33%         3,226       0.49%          4,215        0.73%
    Educational loans                   624        0.08%         9,458       1.44%          9,345        1.62%
    Credit card loans                 4,584        0.60%         4,150       0.63%          4,017        0.70%
    Loans on savings                  8,104        1.06%        11,255       1.71%         12,487        2.17%
    Other                            27,753        3.62%         7,358       1.12%          8,225        1.43%
                                  ---------       -----      ---------      -----       ---------       -----
       Total consumer loans         255,727       33.40%       169,748      25.78%        119,815       20.81%
                                  ---------       -----      ---------      -----       ---------       -----
       Total loans receivable       765,740      100.00%       658,503     100.00%        575,704      100.00%
                                  ---------      ------      ---------     ------       ---------      ------
Less:
    Allowance for loan losses        (7,135)                    (5,258)                    (4,615)
    Unearned discount                  (236)                      (160)                      (143)
    Prepaid dealer
       participations                 4,145                      3,636                      2,555
    Deferred loan fees &
       purchased discounts, net      (1,339)                    (1,854)                    (2,382)
                                   ---------                  ---------                  ---------
       Loans receivable, net       $ 761,175                  $ 654,867                  $ 571,119
                                   ---------                 ---------                   ---------

(1) This schedule does not include loans held for sale of $18.5 million and 4.3 million at December 31, 1998 and 1997 respectively. There were no loans classified held for sale prior to the year ended December 31, 1997.

                                                            December 31,
                                  ------------------------------------------------------
                                              1995                        1994
                                    --------------------------- -------------------------
                                                  Percent of                  Percent of
                                    Amount        Total         Amount        Total
                                    --------------------------  ------------------------
Mortgage loans:
   Single-family residential       $ 318,705       78.41%    $ 300,730        79.41%
   Construction                        7,218        1.78%        7,579         2.00%
                                   ---------       -----     ---------        -----
       Total mortgage loans          325,923       80.19%      308,309        81.41%
                                   ---------       -----     ---------        -----
Commercial Loans
    Business loans                    11,055        2.72%       10,655         2.81%
    Real estate                       15,992        3.93%        8,242         2.18%
                                   ---------       -----     ---------        -----
         Total commercial loans       27,047        6.65%       18,897         4.99%
                                   ---------       -----     ---------        -----
Consumer loans:
    Home equity                       15,364        3.78%       14,229         3.76%
    Automobile                         5,873        1.44%        5,003         1.32%
     Indirect automobile                 619        0.15%          939         0.25%
    Mobile home loans                  6,077        1.50%        8,017         2.12%
    Educational loans                  9,262        2.28%        9,639         2.55%
    Credit card loans                  3,836        0.94%        3,477         0.92%
    Loans on savings                   7,481        1.84%        8,305         2.19%
    Other                              4,960        1.22%        1,910         0.50%
                                   ---------       -----     ---------        -----
       Total consumer loans           53,472       13.16%       51,519        13.60%
                                   ---------       -----     ---------        -----
       Total loans receivable        406,442      100.00%      378,725       100.00%
                                   ---------       -----     ---------        -----
Less:
    Allowance for loan losses         (3,746)                   (3,831)
    Unearned discount                     (1)                       (5)
    Prepaid dealer
       participations                      0                         0
    Deferred loan fees &
       purchased discounts, net       (3,153)                   (4,095)
                                     -------                   -------
       Loans receivable, net         $399,542                  $370,794
                                     -------                   -------

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Banks' loans held to maturity at December 31, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Banks' loan portfolio held to maturity.

                                                            Mortgage                                Commercial
                                         ------------------------------------------    ------------------------------------

                                          Single-family   Construction       Total     Real Estate   Business        Total
                                          -------------   ------------       -----     -----------   ---------       -----
                                                                                 (In thousands)
Amounts due in:
   One year or less                       $ 15,264                         $ 15,264     $ 85,480     $ 47,727     $ 133,207
   After one year through five years        66,880                           66,880       33,871       28,530        62,401
   After five years                        219,324            7,549         226,873        3,311        2,077         5,388
                                         -----------------------------------------------------------------------------------
      Total                              $ 301,468          $ 7,549       $ 309,017    $ 122,662     $ 78,334     $ 200,996
                                         ===================================================================================

Interest rate terms on amounts
  due after one year:
   Fixed - rate                          $ 150,968         $ 5,662        $ 149,105     $ 25,477     $ 20,972      $ 46,449
   Adjustable - rate                       135,236           1,887          144,648       11,705        9,635        21,340
                                         -----------------------------------------------------------------------------------
      Total                              $ 286,204         $ 7,549        $ 293,753     $ 37,182     $ 30,607      $ 67,789
                                         ===================================================================================

                                          Consumer
                                           Loans         Total
                                           -----         -----
Amounts due in:
   One year or less                      $ 103,888    $ 252,359
   After one year through five years       141,042      270,323
   After five years                         10,797      243,058
                                         ----------------------
      Total                              $ 255,727    $ 765,740
                                         ======================

Interest rate terms on amounts
  due after one year:
   Fixed                                 $ 151,475    $ 354,554
   Adjustable                                  364      158,827
                                         ----------------------
      Total                              $ 151,839    $ 513,381
                                         ======================

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

Loan Originations, Purchase and Sales Activity.

     The following table shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

                                                                           Y e a r   E n d e d   D e c e m b e r   3 1 ,
                                                          -------------------------------------------------------------------------
                                                             1998            1997           1996             1995            1994
                                                          ---------       ---------       ---------       ---------       ---------
                                                                                   (Dollars In Thousands)
Gross loans at beginning of period                        $ 658,503       $ 580,164       $ 413,242       $ 383,974       $ 354,365

Originations of loans:
     Mortgage loans:
         Single-family residential                           74,935          48,624          41,134          38,936          44,670
         Construction                                        22,301          22,187          21,939          24,330          25,602
     Commercial Loans:
         Business                                            57,589          55,802          32,457          15,608          13,712
         Real Estate                                         26,505          25,070          15,143           5,486           3,044
     Consumer loans:
         Home equity                                         38,547          18,693          13,785          11,257           8,367
         Automobile                                           9,158           4,697           4,525           4,318           4,116
         Indirect automobile                                 65,828          60,496          38,288               0               0
         Mobile home                                            785             733             276             386             792
         Educational                                            889           1,466           1,724           1,268           2,153
         Loans on savings                                     3,300           5,202           5,272           4,463           3,329
         Credit cards                                         9,134           1,338           1,137           1,430           6,677
         Other                                               14,965           6,890           3,634           3,836           3,262
                                                          ---------       ---------       ---------       ---------       ---------
             Total originations                             323,936         251,198         179,314         111,318         115,724
                                                          ---------       ---------       ---------       ---------       ---------

Loan purchased/acquired                                     126,600            --           109,121             996            --
                                                          ---------       ---------       ---------       ---------       ---------
         Total purchases/acquisitions                       126,600            --           109,121             996            --
                                                          ---------       ---------       ---------       ---------       ---------

         Total originations and purchases                   450,536         251,198         288,435         112,314         115,724
Repayments                                                 (264,573)       (152,589)       (116,511)        (82,356)        (84,204)
Loan sales                                                  (78,726)        (20,270)         (5,002)           (690)         (1,911)
                                                          ---------       ---------       ---------       ---------       ---------
Net activity in loans                                       107,237          78,339         166,922          29,268          29,609
                                                          ---------       ---------       ---------       ---------       ---------
Gross loans held at end of period                         $ 765,740       $ 658,503       $ 580,164       $ 413,242       $ 383,974
                                                          =========       =========       =========       =========       =========

         The lending activities of Iberia are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for residential mortgage loans are taken by one of the Banks' mortgage executives, while the Banks' designated consumer lenders have primary responsibility for taking consumer loan applications and its commercial lending officers have primary responsibility for taking commercial business and commercial real estate loan applications. The Bank's loan originators will take loan applications at any of the Banks' offices and, on occasion, outside of the Banks' offices at the customer's convenience. The process of underwriting all residential mortgage, consumer and construction loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized. The credit analysis department is responsible for overseeing the underwriting of all commercial business and commercial real estate loans. The Bank generally requires that a property appraisal be obtained in connection with all new mortgage loans.
Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

         Applications for residential mortgage loans typically are approved by certain designated officers or, if the loan amount exceeds $240,000 by a combination of certain designated officers. If a loan is over $750,000, it must also be approved by the Loan Committee of the Bank's Board of Directors. Certain designated officers of the Bank have limited authority to approve commercial loans not exceeding specified levels, the officers may combine their individual limits and approve loans up to $1.0 million. Loans in excess of $1.0 million but less than $8.0 million must be approved by the Bank's Commercial Loan Committee made up of members of the Board of Directors. Commercial loans in excess of $8.0 million must be approved by the full Board of Directors. Certain designated officers approve consumer loans up to $40,000 unsecured and $80,000 secured. Consumer loans up to $200,000 unsecured and $500,000 secured must be approved by certain combinations of Bank officers. Consumer loans up over $200,000 unsecured and $500,000 secured must be approved by the Board of Directors Loan Committee.

         Single-Family  Residential  Loans.  Substantially  all  of  the  Bank's
single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Southwestern Louisiana and the greater New Orleans area and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). Since 1996, the Bank has decided to sell, or hold for sale, all conforming fixed-rate loan originations into the secondary market and only retain nonconforming fixed-rate loan originations in its portfolio.

         Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary market for mortgages. At December 31, 1998, $162.5 million, or 52.6%, of the Bank's single-family residential mortgage and construction loans were fixed-rate loans.

         The adjustable-rate loans currently offered by the Bank have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of three, five or ten years in accordance with a designated index, plus a margin. During 1996, the Banks changed its index to the one year constant maturity treasury ("CMT") from the National Median Cost of Funds for SAIF-Insured Institutions for all new adjustable-rate single-family residential loan originations.. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1998, $146.6 million or 47.4% of the Bank's single-family residential mortgage and construction loans were adjustable-rate loans.

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

         In November 1994, in order to assist low- to moderate- income families achieve home ownership, Iberia implemented a program whereby it will provide 100% financing to certain low-to moderate- income homebuyers in Iberia's market area. Such loans are structured as a 30-year ARM with respect to 90% of the value with the remaining necessary funds (including closing costs) being provided through a five-year fixed rate second mortgage loan. No PMI is required to be obtained with respect to loans originated under this program. Iberia has developed its 100% financing loan product in an effort to address the home buying needs of lower income residents. Due to the absence, or limited amount, of equity with respect to such loans and the absence of PMI, this product may be deemed to involve greater risk than Iberia's typical single-family residential mortgage loans. However, the individual loans in this program generally are relatively small, with balances generally less than $50,000. At this time, Iberia anticipates that the aggregate balance of loans originated under this program will not exceed $10.0 million. As of December 31, 1998, such loans amounted to $5.7 million, or .7%, of the Bank's total loan portfolio. To date, Iberia has not experienced any significant delinquency problems with respect to loans originated under this program.

         Construction Loans. Substantially all of the Bank's construction loans have consisted of loans to construct single-family residences extended to individuals where the Bank has committed to provide a permanent mortgage loan upon completion of the residence. As of December 31, 1998, the Bank's construction loans amounted to $7.5 million, or 1.0%, of the Bank's total loan portfolio. The Bank's loans are underwritten as construction/permanent loans, with one set of documents and one closing for both the construction and the long-term portions of the such loans. The Bank's construction loans typically provide for a construction period not exceeding 12 months, generally have loan-to-value ratios of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the construction phase. Upon completion of construction, the loans convert to permanent residential mortgage loans. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. The Bank also will originate ground or land loans to individuals to purchase a building lot on which he intends to build his primary residence.

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

         Commercial Real Estate Loans. The Bank has increased its investment in commercial real estate loans from $8.2 million, or 2.2% of the total loan portfolio at December 31, 1994, to $117.6 million, or 15.4% of the total loan portfolio, at December 31, 1998. The increase in commercial real estate loans reflects, in part, the Bank's focused efforts to originate such loans in its market area, as well as the acquisition of certain commercial real estate loans acquired from BOL and FCOM. The Bank intends to continue to expand its involvement in commercial real estate lending and to continue to moderately increase the amount of such loans in the Bank's portfolio. The Bank expects it will continue to grant such loans primarily to small and medium sized businesses located in the Banks' primary market area, a portion of the market that the Bank believes has been underserved in recent years. The types of properties securing the Bank's commercial real estate loans include strip shopping centers, professional office buildings, small retail establishments and warehouses, all of which are located in the Bank's market area. As of December 31, 1998, the Bank's largest commercial real estate loan had a balance of $5.1 million. Such loan is secured by two office buildings in the Bank's market area and is performing in accordance with its terms.

         The Bank's commercial real estate loans generally are one-year adjustable-rate loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin. Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing. The Bank's underwriting standards generally provide for terms of up to 10 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate loans.

         The Bank evaluates various aspects of commercial real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 120%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state licensed or certified appraiser (generally MAI qualified) commissioned by the Bank to substantiate property values for every commercial real estate loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan. On occasion the Bank also retains a second independent appraiser to review an appraisal report.

         Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. As of December 31, 1998, $1.8 million of the Bank's commercial real estate loans were over 90 days and still accruing and were considered non-performing.

         Commercial Business Loans. The Bank originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Bank's commercial business loans generally are made to small to mid-size companies located in the Bank's primary market area and are made for a variety of commercial purposes. At December 31, 1998, the Bank's commercial business loans amounted to $83.4 million or 10.9% of the Bank's gross loan portfolio. The Bank has placed emphasis on the origination of commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have higher yields and shorter repayment periods than single-family residential loans.

         The Bank's commercial business loans may be structured as term loans or revolving lines of credit. Commercial business loans generally have a term of ten years or less and adjustable or variable rates of interest based upon the New York Prime Rate. The Bank's commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. The Bank also provides commercial loans structured as advances based upon perfected security interests in accounts receivable and inventory. Generally the Bank will advance amounts not in excess of 85.0% of accounts receivable, provided that such accounts have not aged more than 90 days. In such cases, payments are made directly to the Bank and the Bank generally maintains in escrow 2.0% to 100.0% of the amounts received. As of December 31, 1998, the Bank had $658,000 of non-performing commercial business loans and its largest commercial business loan had a principal balance of $2.7 million. Such loan is secured by equipment, inventory and receivables and has performed in accordance with its terms since origination.

         Consumer Loans. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1998, $255.7 million, or 33.4%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

         The largest component of the Bank's consumer loan portfolio consists of indirect automobile loans. These loans are originated by the automobile dealerships and applications are facsimiled to Bank personnel for approval or denial. The Bank relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans apart from the ability of the consumer to repay the loan, that being fraud perpetrated by the automobile dealership. To limit its exposure, the Bank has limited its dealings with automobile dealerships which have demonstrated reputable behavior in the past. At December 31, 1998, $114.3 million, or 14.9%, of the Bank's total loan portfolio are indirect automobile loans.

         At December 31, 1998, the Bank's remaining consumer loan portfolio was comprised of home equity loans, educational loans, loans secured by deposits at the Bank, mobile home loans, direct automobile loans, credit card loans and other consumer loans. At December 31, 1998, the Bank had $73.2 million or 9.6% of home equity loans Deposit loans totaled $8.1 million, or 1.1%, of the Bank's total loan portfolio at December 31, 1998. The Bank's mobile home loans amounted to $2.5 million, or .3% of the loan portfolio at December 31, 1998. The Bank has not emphasized originations of mobile home loans in recent years due to, among other things, management's perception that such loans generally are riskier than certain other consumer loans, such as home equity loans, and single-family mortgage loans. The Bank also offers direct automobile loans, loans based on its VISA and MasterCard credit cards and other consumer loans. At December 31, 1998, the Bank's direct automobile loans amounted to $24.6 million, or 3.2%, of the Bank's total loan portfolio. The Bank's Visa and MasterCard credit card loans totaled $4.6 million, or 0.6%, of the Bank's total loan portfolio at such date. The Bank's other personal consumer loans amounted to $27.8 million, or 3.6% of the Bank's total loan portfolio at such date.

         Loans-To-One-Borrower Limitations. The Louisiana Banking Laws impose limitations on the aggregate amount of loans that a Louisiana chartered commercial bank can make to any one borrower. Under these laws, the permissible amount of loans-to-one borrower may not exceed 20% of the sum of the bank's capital stock and surplus on an unsecured basis. On a secured basis, the permissible amount of loans-to-one borrower may not exceed one-half the sum of the bank's capital stock and unimpaired surplus. At December 31, 1998, Iberia's limit on unsecured loans-to-one borrower was $17.8 million. At December 31, 1998, lberia's five largest loans or groups of loans-to-one borrower ranged from $3.3 million to $9.3 million, and all of such loans were performing in accordance with their terms.


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

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank may institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

         Under GAAP, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had no troubled debt restructuring as of December 31, 1998. See the table below under "NonPerforming Assets and Troubled Debt Restructurings."

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                          December 31, 1998
                                  ------------------------------------------------------------------
                                           30 - 59 Days                       60 - 89 Days
                                  -------------------------------    -------------------------------
                                                  Percent of                         Percent of
                                  Amount          Loan Category      Amount          Loan Category
                                  ------------    ---------------    ------------    ---------------
                                                        (Dollars in Thousand)
Mortgage loans:
  Residential:
    Single-family                     $ 9,429         3.05%              $ 2,248          0.73%
    Construction                            -                                  -
 Commercial loans                           -                                  -
     Business                             403         0.48%                  758          0.91%
     Real Estate                          492         0.42%                  302          0.26%
    Consumer loans                      4,136         1.62%                1,204          0.47%
                                     --------         ----                 -----          ----
           Total                     $ 14,460         1.89%                4,512          0.59%
                                     ========         ====                 =====          ====

         Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth information relating to the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                              December 31,
                                           ---------------------------------------------------------------------------------
                                               1998             1997             1996             1995             1994
                                           -------------    -------------    -------------    -------------    -------------
                                                                        (Dollars in Thousands)
Non-accrual loans:
  Mortgage loans:
      Single-family                               $ 483          $ 1,698            $ 823            $ 788            $ 729
      Construction                                    -                -                -                -                -
  Commercial loans
      Business                                      259                -              407                -                -
      Real Estate                                     -               30              190               30               55
  Consumer loans                                    637              419            1,002              597              461
                                                -------          -------          -------          -------          -------
        Total non-accrual
          loans                                   1,379            2,147            2,422            1,415            1,245
                                                -------          -------          -------          -------          -------
Accruing loans more than 90
   days past due
  Mortgage loans:
   Single-family                                  2,025               --               --               --               --
   Construction                                      --               --               --               --               --
  Commercial loans
   Business                                         399               --               --               --               --
   Real Estate                                    1,783               --               --               --               --
  Consumer loans                                     53                3               69               53               13
                                                -------          -------          -------          -------          -------
       Total non-performing
        loans                                     5,639            2,150            2,491            1,468            1,258
                                                -------          -------          -------          -------          -------
Foreclosed property                                 384              473              978              561              570
                                                -------          -------          -------          -------          -------
    Total non performing
     assets                                     $ 6,023          $ 2,623          $ 3,538          $ 2,029          $ 1,828
                                                -------          -------          -------          -------          -------
Performing troubled debt
  restructuring                                 $     -          $     -          $   176          $   186          $   194
                                                -------          -------          -------          -------          -------
    Total non-performing
      assets and troubled debt
      restructurings                            $ 6,023          $ 2,468          $ 3,714          $ 2,215          $ 2,022
Non-performing loans to
   total loans                                     0.80%            0.38%            0.44%            0.35%            0.33%
Total non-performing
    assets to total assets                         0.43%            0.26%            0.38%            0.30%            0.37%
Total non-performing assets
  and troubled debt
  restructurings to total
  assets                                           0.43%            0.26%            0.40%            0.36%            0.41%

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

         At December 31, 1998, the Bank had $7.9 million of assets classified substandard, $1.0 of assets classified doubtful, and no assets classified loss. At such date, the aggregate of the Bank's classified assets amounted to .64% of total assets.

         Allowance For Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses, which are charged against income. As shown in the table below, at December 31, 1998, the Bank's allowance for loan losses amounted to 126.5% and
 .94%  of  the  Bank's   non-performing   loans  and  gross   loans   receivable,
respectively.

         Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the OTS and the Federal Reserve Board, issued the Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance
(i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencie's examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling". The review of the Policy Statement did not result in a material adjustment to the Bank's policy for establishing loan losses.

           The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                                      Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                              1998            1997            1996            1995            1994
                                                             ------          ------          ------          ------          ------
                                                                                      (Dollars in Thousands)
Allowance at beginning of period                             $5,258          $4,615          $3,746           3,831          $3,413
Allowance from  acquisition                                   1,392            --             1,114              13            --
Provisions                                                      903           1,097             156             239             305
Charge-offs:
  Mortgage loans:
      Single-family                                               2              50              46              55              81
      Construction                                             --              --              --              --              --
  Commercial business loans                                      43             191              61            --              --
  Commercial                                                   --              --              --                 4
  Consumer loans                                                818             562             509             371             214
                                                             ------          ------          ------          ------          ------
       Total                                                    863             803             616             430             295
                                                             ------          ------          ------          ------          ------

Recoveries:
  Mortgage loans:
      Single-family                                              36              79              39              15             302
      Construction                                             --              --              --              --              --
   Commercial business loan                                     175              55            --              --              --
   Commercial                                                  --              --                43            --              --
   Consumer loans                                               234             215             133              78             106
                                                             ------          ------          ------          ------          ------
       Total                                                    445             349             215              93             408
                                                             ------          ------          ------          ------          ------
Allowance at end of period                                   $7,135          $5,258          $4,615          $3,746          $3,831
                                                             ------          ------          ------          ------          ------
Allowance for loan losses to
   total non-performing loans at
   end of period                                             126.53%         244.56%         185.27%         255.18%         304.53%
Allowance for loan losses to
   total loans at end of period                                0.94%           0.80%           0.79%           0.90%           0.99%

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                         December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   1998                1997                 1996                   1995                  1994
                           ------------------   -------------------  -------------------   -------------------  --------------------
                                    % of Loan           % of Loan             % of Loan             % of Loan             % of Loan
                                     in Each             in Each               in Each               in Each                in Each
                                   Category to          Category to          Category to           Category to           Category to
                           Amount  Total Loan   Amount  Total Loans  Amount  Total Loans   Amount  Total Loans  Amount   Total Loans
                           ------  ----------   ------  -----------  ------  -----------   ------  -----------  ------   -----------
                                                                        (Dollars in Thousands)
Single-family  residential  $1,529    39.37%   $1,448    55.96%     $2,002     66.84%     $2,194    77.20%     $2,234      78.47%
Construction                    38     0.99%       84     3.27%         72      2.41%        107     3.76%        107       3.74%
Commercial business          1,897    10.89%    1,356     8.56%        817      3.95%        134     2.66%        118       1.67%
Commercial  real estate      1,663    15.35%      660     7.13%        502      6.20%        176     3.49%        196       2.76%
Consumer                     2,008    33.40%    1,710    25.08%      1,222     20.60%      1,135    12.89%      1,176      13.36%
                            ------   ------    ------   ------      ------    ------      ------   ------      ------     ------
   Total allowance for
     loan losses            $7,135   100.00%   $5,258   100.00%     $4,615    100.00%      $3,746   100.00%     $3,831     100.00%
                            ======   ======    ======   ======      ======    ======       ======   ======      ======     ======

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

Mortgage-Backed Securities

         As of December 31, 1998, the Bank's mortgage-backed securities amounted to $277.8 million, or 19.8% of total assets. At the time of their respective acquisitions, BOL and Jefferson provided $4.2 million and $106.8 million, respectively, of mortgage-backed securities. The Bank's mortgage-backed securities portfolios provides a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Banks. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests to a limited degree in certain privately issued, credit enhanced mortgage-backed securities rated AA or above by national securities rating agencies.

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which limit currently is $240,000.

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

         The   Bank's   mortgage-backed    securities   include   interests   in
collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuers cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk. At December

31, 1998, the Bank's investment in CMOs amounted to $125.3 million, all of which consisted of regular interests. As of December 31, 1998, the Bank's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities.

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

         As of December 31, 1998, all of the Bank's mortgage-backed securities were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-backed securities available for sale are carried at current market value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

         The  following   table  sets  forth  the   composition  of  the  Bank's
mortgage-backed securities at the dates indicated.

                                                         December 31,
                                            ------------------------------------
                                              1998          1997          1996
                                            --------      --------      --------
                                                       (In Thousands)
Mortgage-backed securities:(1)
  FHLMC                                     $ 76,542      $ 54,285      $ 80,648
  FNMA                                        19,194        28,864        35,340
  GNMA                                        56,811        11,115        13,233
  FNMA CMO                                    26,211         9,468         9,697
  FHLMC CMO                                   78,712        10,901        10,901
  Privately Issued (2)                        20,328           492           850
                                            --------      --------      --------

    Total mortgage backed
      securities (3)                        $277,798      $115,125      $150,669
                                            --------      --------      --------

    Total market value                      $277,692      $116,004      $150,014
                                            --------      --------      --------

(1)  See Note 4 of the Notes to Consolidated Financial Statements.

(2)  Rated AA by national rating agencies.

(3) At December 31, 1998, $46.9 million of the Banks' mortgage-backed securities had adjustable rates and $230.9 million had fixed rates, of which $27.6 million had a balloon feature (the mortgage-backed security will mature and repay before the underlying loans have been fully amortized).

  The following table sets forth the purchases, principal repayments and sales of the Bank's mortgage-backed securities for the periods indicated.

                                             Year Ended December 31,
                                  1998         1997         1996         1995
                               ---------    ---------    ---------    ---------
(In Thousands)
Mortgage-backed securities
 purchased                     $ 209,280    $    --      $    --      $  15,532
Acquired                            --           --        111,114         --
Principal repayments             (46,571)     (35,353)     (11,903)      (3,722)
Sales                               --           --           --           --
Other, net                           (36)        (191)        (181)         (87)
                               ---------    ---------    ---------    ---------
    Net Change                 $ 162,673    $ (35,544)   $  99,023    $  11,723
                               =========    =========    =========    =========

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


Investment Securities

         The Bank's investments in investment securities consist primarily of securities issued by the U.S. Treasury and federal government agency obligations. As of December 31, 1998, the Bank's investment securities available for sale amounted to $97.1 million, net of gross unrealized gains of $531,000, and its investment securities held to maturity amounted to $2.7 million. At the time of their respective acquisitions, BOL and Jefferson provided $2.0 million and $57.5 million, respectively, of investment securities. The Bank attempts to maintain a high degree of liquidity in its investment securities portfolio and generally do not invest in securities with average lives exceeding five years.

         The following table sets forth information regarding the amortized cost and market value of the Bank's investment securities at the dates indicated.

                                                                      December 31,
                         --------------------------------------------------------------------------------------------------
                                       1998                              1997                              1996
                         ----------------------------     -----------------------------     -------------------------------
                            Amortized      Market             Amortized       Market            Amortized        Market
                            Cost            Value             Cost            Value             Cost             Value
                         ------------    ------------     --------------    -----------     --------------    -------------
                                                                  (In Thousands)
U.S. Government
  and federal agency
  obligations               $ 90,594        $ 91,159           $ 69,534       $ 69,872           $ 95,549         $ 95,855
Other                          8,635           8,601              7,448          7,447              7,523            7,507
                            --------        --------           --------       --------          ---------        ---------
    Total                   $ 99,229        $ 99,760           $ 76,982       $ 77,319          $ 103,072        $ 103,362
                            ========        ========           ========       ========          =========        =========

  The following table sets forth certain information regarding the maturities of the Bank's investment securities at December 31, 1998.

                                                                                 Contractually Maturing
                                           ------------------------------------------------------------------------------
                                                                   Weighted                                 Weighted
                                                Under 1             Average               1-5               Average
                                                 Year                Yield               Years               Yield
                                           ------------------  ------------------  ------------------  ------------------
                                                                        (Dollars in Thousands)
U.S. Government and
     federal agency obligations                $25,698                6.45%               $10,230             6.43%
Other                                            5,976 (1)            5.42%                 1,328             4.88%
                                               -------                                    -------
         Total                                 $31,674                6.26%               $11,558             6.25%
                                               =======                                    =======

                                                                           Contractually Maturing
                                           ------------------------------------------------------------------------------
                                                                   Weighted                                    Weighted
                                                 6-10               Average               Over 10               Average
                                                 Years               Yield                 Years                 Yield
                                           ------------------  ------------------  ----------------------  --------------
U.S. Government and
     federal agency obligations                $ 55,231             6.14%                 $--                        %
Other                                             1,295             7.20%                  --
                                                -------                                   ---
         Total                                 $ 56,526             6.16%                 $ 0
                                                =======                                   ===


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

         The Bank's deposits are obtained primarily from residents in its primary market area. The Bank attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The acquisition of BOL helped Iberia double its market share in the greater Lafayette market. The acquisition of Jefferson established the Company in a new market, the greater New Orleans area. The FCOM acquisition helped Iberia gain the number two market share in the greater Lafayette market and establish the Company, with a number two market share, in a new market, the greater Monroe area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings. However, the Bank does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Bank participates in the regional ATM network known as CIRRUS.

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

 The following table sets forth certain information relating to the Bank's deposits at the dates indicated. Years prior to 1996 do not include deposits of Jefferson or BOL, as those acquisitions did not take place until 1996. Years prior to 1998 do not include deposits acquired in the branch acquisition from FCOM, as that acquisition did not take place until 1998.

                                                                         December 31,
                               ---------------------------------------------------------------------------------------------
                                             1998                           1997                            1996
                               ----------------------------    ----------------------------    -----------------------------
                                                 Percent                         Percent                         Percent
                                                 of Total                       of Total                         of Total
                                  Amount         Deposits        Amount         Deposits         Amount          Deposits
                               --------------   -----------    ------------    ------------    ------------    -------------
                                                                   (Dollars in thousands)
NOW account                      $ 210,891         17.30%       $ 83,282          10.70%        $ 76,991           10.13%
Money market accounts              102,357          8.40%         73,076           9.38%          58,669            7.72%
Non-interest-bearing
   checking accounts               121,825         10.00%         44,862           5.76%          33,884            4.46%
                                ----------        ------         -------         ------         --------          ------
    Total demand deposits          435,073         35.70%        201,220          25.84%         169,544           22.30%
                                ----------        ------         -------         ------         --------          ------
Passbook savings deposits          131,300         10.77%        109,532          14.07%         119,685           15.74%
                                                  ------                         ------                           ------
Certificate of deposit
    account:
    Less than 6 months             248,986         20.43%        175,590          22.55%          11,099            1.46%
    6 - 12 months                  218,890         17.96%        126,375          16.23%          60,766            7.99%
   13 - 36 months                  168,057         13.79%        157,581          20.24%         261,151           34.35%
   More than 36 months              16,392          1.35%          8,397           1.08%         138,039           18.16%
                                ----------        ------         -------         ------         --------          ------
    Total certificates             652,325         53.53%        467,943          60.09%         471,055           61.96%
                                ----------        ------         --------        -------        --------          ------
    Total deposits              $1,218,698        100.00%        $778,695         100.00%       $760,284          100.00%
                                ==========                       ========                       ========

  The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                  Year Ended December 31,
                                     -------------------------------------------
                                         1998            1997            1996
                                     -----------     -----------     -----------
                                                    (In thousands)
Beginning balance                    $   778,695     $   760,284     $   444,600
Deposits acquired                        452,578            --           288,290
Net increase (decrease)
 before interest credited                (36,295)         (6,829)          7,869
Interest creditied                        23,720          25,240          19,525
                                     -----------     -----------     -----------
Net increase (decrease) in
 deposits                                440,003          18,411         315,684
                                     -----------     -----------     -----------
Ending balance                       $ 1,218,698     $   778,695     $   760,284
                                     ===========     ===========     ===========

         The following table sets forth by various interest rate categories the certificates of deposit with the Bank at the dates indicated.

                                               December 31,
                              ------------------------------------------------------
                                  1998               1997                  1996
                              -----------       --------------        --------------
                                            (Dollars in Thousands)
0.00%  to  2.99%               $     854              $    90               $100.00
3.00%  to  3.99%                  45,738                2,665                   706
4.00%  to  4.99%                 183,984               88,826                90,768
5.00%  to  5.99%                 319,736              275,302               258,860
6.00%  to  6.99%                  95,769               95,824               107,022
7.00%  to  7.99%                   6,001                5,068                13,429
8.00%   and over                     243                  168                   170
                               ---------              --------              -------
                               $ 652,325              467,943               471,055
                               =========              =======               =======

     The following table sets forth the amount and maturities of the Banks' certificates of deposit at December 31, 1998.

                                                 Over One             Over Two
                                                   Year                 Years             Over Three
                             One Year and         Through              Through               Years
                               Less              Two Years           Three Years
                         -----------------    ----------------     ----------------     ----------------
                                                     (Dollars in Thousands)
2.00%  to  3.99%            $ 42,680             $ 1,599              $ 2,088              $   226
4.00%  to  4.99%             130,669              36,348               13,551                3,416
5.00%  to  6.99%             293,056              86,502               24,108               11,838
7.00%  to  8.99%               1,471               3,408                  453                  912
                            --------             -------              -------              -------
                            $467,876             $27,857              $40,200              $16,392
                            ========             =======              =======              =======

           Borrowings. The Bank may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The Bank made limited use of such borrowings during the past five years. See Note 9 of the Notes of Consolidated Financial Statements.


Subsidiaries

         Iberia only has one active, wholly owned subsidiary, Iberia Financial Services, Inc. ("lberia Services"). At December 31, 1998, lberia's equity investment in Iberia Services was $1.2 million and Iberia Services had total assets of $1.2 million. For the years ended December 31, 1998 and 1997, Iberia Services had total revenue of $957,000 and $663,000, respectively and a net income of $72,000 in 1998 and $182,000 in 1997. See Note 1 of the Notes to Consolidated Financial Statements. The business of Iberia Services consists of holding certain parcels of real estate which the Iberia previously intended to develop (all of which parcels were sold in 1996) as well as acting as a broker for the sale of annuities and certain other securities to the general public. Iberia Services has one wholly owned subsidiary, Finesco, Ltd., which the Bank acquired in January 1995 and which business consists of insurance premium financing.

Competition

  The Bank faces strong competition both in attracting deposits and originating loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Employees

  The Bank had 471 full-time employees and 74 part-time employees as of December 31, 1998. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

Regulation

  Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

  The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services- operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

  Limitations on Transactions With Affiliates: Transaction between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries are engaged in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

    Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses, Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries are engaged in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses, Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

   In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. At December 31, 1998, the Company believes it is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

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

  FDIC Insurance Premiums. The deposits of the Bank are currently insured by the SAIF, Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect of the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

  On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions be recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

  Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on S AIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. lberia's one-time special assessment amounted to $2.9 million pre-tax. The payment of such special assessment had the effect of immediately reducing lberia's capital by $1.9 million after tax. Jefferson was also subject of this assessment, but such assessment was before Jefferson's acquisition on October 18, 1996.

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

  The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of riskweighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1998, the Bank met each of its capital requirements.

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

  Bad Debt Reserves. Savings institutions, such as Iberia, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

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

  Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. At least 60% of the assets of the Banks are "qualifying assets" as defined in the Code, and Iberia anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

  Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for Iberia in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

  At December 31, 1998, the federal income tax reserves of Iberia included $14.8 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Iberia in connection with the Conversion and the liquidation account established by Jefferson for the benefit of its depositors at the time of its conversion, the retained earnings of Iberia are substantially restricted.

  Pursuant to certain legislation which was recently enacted and which was effective for tax years that began after December 31, 1995, a large bank (one with an adjusted basis of assets of greater than $500 million), such as Iberia, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such legislation also requires Iberia to realize increased tax liability over a period of at least six years, beginning in 1996, relating to lberia's "applicable excess reserves." The amount of applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject of the residential loan requirement described below. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which Iberia originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by Iberia during its six taxable years preceding 1996.

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

  Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998 the Company had a federal net operating loss carryover of $1.2 million, which was assumed by the Company in the acquisition of Royal Bankgroup.

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

  The Company's consolidated federal income tax returns for the tax years ended 1996 and 1997 are open under the statute of limitations and are subject to review by the IRS. In addition, the partial year 1996 federal tax returns of Royal Bankgroup and Jefferson Bancorp are also considered open under the statute of limitations and are subject to review by the IRS.

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

Item 2. Properties.

The following table sets forth certain information relating to the Bank's offices at December 31, 1998.



                                                                      Net Book Value of
                                                                        Property and
                                                                          Leasehold
                                                                        Improvements                  Deposits
                                                     Owned or                at                          at
                 Location                             Leased          December 31, 1998        December 31, 1998
-------------------------------------------        -------------     ------------------        -----------------
                                                                                      (In Thousands)
1101 E. Admiral Doyle Drive,  New Iberia           Owned                  $ 3,083                   $   213,870
1427 W.  Main Street,  Jeanerette                  Owned                      192                        27,923
403 N. Lewis Street, New Iberia                    Owned                      347                        51,231
1205 Victor II Boulevard, Morgan City              Owned                      342                        20,464
1820 Main Street, Franklin (1)                     Leased                      77                         7,099
301 E. St. Peter Street, New Iberia                Owned                    1,033                        22,149
700 Jefferson Street, Lafayette                    Owned                      285                        20,645
576 N. Parkerson Avenue,  Crowley                  Owned                      423                        32,527
200 E. First Street,  Kaplan                       Owned                      127                        24,385
1012 The Boulevard,  Rayne                         Owned                      217                        10,825
500 S. Main Street, St Martinville                 Owned                       70                        12,431
1101 Veterans Memorial Drive, Abbeville            Leased                       1                         7,235
150 Ridge Road, Lafayette                          Owned                       71                        12,312
2130 W. Kaliste Saloom, Lafayette                  Owned                    1,128                        16,147
2110  W. Pinhook Road, Lafayette                   Owned                    2,814                        71,373
2602 Johnston Street, Lafayette (1)                Leased                     316                        17,432
2240 Ambassador Caffery, Lafayette                 Leased                     143                         5,114
4510 Ambassador Caffery, Lafayette                 Leased                     144                         2,258
2723 W. Pinhook Road                               Leased                     159                         1,379
1011 Fourth Street, Gretna                         Owned                      754                        72,964
3929  Veterans Blvd., Metairie                     Leased                       -                        27,614
9300 Jefferson Hwy., River Ridge                   Owned                      486                        38,983
2330 Barataria Boulevard, Marrero                  Owned                      313                        39,343
4626  General De Gaulle, New Orleans               Owned                      236                        13,498
111 Wall Boulevard, Gretna                         Owned                      282                        20,468
1820  Barataria Blvd.  Marrero                     Owned                      156                         2,874




                                                                      Net Book Value of
                                                                        Property and
                                                                          Leasehold
                                                                        Improvements                  Deposits
                                                     Owned or                at                          at
                 Location                             Leased          December 31, 1998        December 31, 1998
-------------------------------------------        -------------     ------------------        -----------------
                                                                                      (In Thousands)
4041 Williams Blvd. Kenner                         Leased                     166                         1,233
805  Bernard Road, Carencro                        Leased                     248                        26,310
200 Westgate Road, Scott                           Owned                       28                        27,525
463 Heyman Blvd.,  Lafayette                       Owned                      296                        35,904
1820 Moss St., Lafayette                           Owned                      290                        28,789
420 Kaliste Saloom, Lafayette                      Leased                      77                        26,561
4010 West Congress St, Lafayette                   Leased                      52                        28,858
3710 Ambassador Caffery, Lafayette                 Leased                      17                        22,089
3500 Desiard St,  Monroe                           Owned                      273                        25,462
One Stella Mill Road, West Monroe                  Owned                    1,687                        27,034
2348 Sterlington Road, Monroe                      Leased                      93                        16,435
5329 Cypress St, West Monroe                       Owned                       67                        23,153
1900 Jackson St., Monroe                           Owned                      117                         9,860
305 South Vienna, Ruston                           Owned                      645                        46,418
2810 Louisville Ave, Monroe                        Leased                      51                         8,095
1327 North Trenton St, Ruston                      Owned                      184                        16,087
2907 Cypress St., West Monroe                      Owned                       47                        17,193
8019 Desiard St. Monroe                            Owned                      168                        39,149
                                                                         --------                   -----------
                                                                         $ 17,705                   $ 1,218,698
                                                                         ========                   ===========

-------------------------------------------

(1) Building owned, ground leased.

Item 3, Legal Proceedings.

         The Company and the Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The information required herein, to the extent applicable, is incorporated by reference from page 51 of the Registrant's 1998 Annual Report to Stockholders ("Annual Report").

Item 6. Selected Financial Data.

  The information required herein is incorporated by reference from pages 4 and 5 of the Registrant's 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The information required herein is incorporated by reference from pages through through 18 of the Registrant's 1998 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

  The information required hereon is incorporated by reference from pages 14 through 16 of the Registrant's 1998 Annual Report.

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 19 to 50 of the Registrant's 1998 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

  The  information  required  herein  is  incorporated  by  reference  from  the
Registrant's   definitive  proxy  statement  for  the  1999  Annual  Meeting  of
Stockholders ("Proxy Statement").

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents Filed as Part of this Report.

  (1)    The following financial statements are incorporated by reference from
         Item 8 hereof (see Exhibit 13):

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Income for the Fiscal Periods Ended
              December  31, 1998,  1997 and 1996.
         Consolidated  Statements  of Changes in  Shareholders'  Equity for the
              Fiscal Periods Ended December 31, 1998, 1997 and 1996. Consolidated Statements of Cash Flows for the Fiscal Periods ended
              December 31, 1998,  1997 and 1996.

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

                             Exhibit Index
                                                                                 Page
                                                                                 ----
3.1     Articles of Incorporation of ISB Financial Corporation                    *
3.2     Bylaws of ISB Financial Corporation                                       *
4.1     Stock Certificate of ISB Financial Corporation                            **
10.1    ISB Financial Corporation Employee Stock Ownership Plan                   *
10.2    ISB Financial Corporation Profit Sharing Plan and Trust                   **
10.3    Employment Agreement among ISB Financial Corporation, IBERIABANK
        and Larrey G. Mouton dated February 17, 1999                              ***
10.4    Severance Agreement among ISB Financial Corporation, IBERIABANK and and John J. Ballatin, James R. McLemore, Jr., Donald P. Lee and
        Ronnie J. Foret
10.5
10.6    Stock Option Plan ****
10.7    Recognition and Retention Plan of Iberia Savings Bank and Trust
        Agreement  ****
                          **
13.0    1998 Annual Report to Stockholders
22.0    Subsidiaries of the Registrant - Reference is made to "Item 2.
        "Business" for the required information
23.0    Consent of Castaing, Hussey, Lolan & Dauterive LLP
27.0    Financial Data Schedule

(*) Incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 33-86598) filed by the Registrant with the SEC on November 22, 1994, as subsequently amended.

(**) Incorporated herein by reference from the Registration Statement on Form S-8 (Registration No. 33-9321 0) filed by the Registrant with the SEC on June 7, 1995.

(***) Incorporated herein by reference from the like-numbered exhibit from the registrant's Annual Report on Form I O-K for the year ended December 3 1, 1997.

(****) Incorporated herein by reference from the Registrant's definitive proxy statements dated April 16, 1996, as filed with the SEC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ISB FINANCIAL CORPORATION



         /s/Larrey G. Mouton                                          3/30/99
         President and Chief Executive Officer and
         Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                               Title                              Date
----                               -----                              ----
/s/Larrey G. Mouton                President, Chief Executive         3/30/99
Larrey G. Mouton                   Officer and Director
(principal executive officer)


/s/James R. McLemore, Jr.          Senior Vice President and          3/30/99
James R. McLemore, Jr.             Chief Financial Officer
(principal financial and
accounting officer)


--------------------------         Chairman of the Board
Emile J. Plaisance, Jr.


/s/Elaine D. Abell                 Director                           3/25/99
Elaine D. Abell

/s/Harry V. Barton, Jr.            Director                           3/25/99
Harry V. Barton, Jr.

/s/Cecil C. Broussard              Director                           3/25/99
Cecil C. Broussard+

/s/William H. Fenstermaker         Director                           3/30/99
William H. Fenstermaker

/s/Ray Himel                       Director                           3/30/99
Ray Himel

/s/E. Stewart Shea, III            Director                           3/30/99
E. Stewart Shea, III