Form 10-Q
period 1999-03-31
ISB FINANCIAL CORP/LA
filed 1999-05-17
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _________________

                         Commission File Number 0-25756


                            ISB Financial Corporation

          ____________________________________________________________
             (Exact name of registrant as specified in its charter)

                  Louisiana                                   72-1280718
_________________________________________________      ______________________
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                           Identification Number)

      1101 East Admiral Doyle Drive
        New Iberia, Louisiana                               70560
_____________________________________________          ______________
    (Address of principal executive office)              (Zip Code)


                                 (318) 365-2361
          ____________________________________________________________
              (Registrant's telephone number, including area code)


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

         As of April 22, 1999, 6,788,866 shares of the Registrant's common stock were issued and outstanding. Of that total, 573,654 shares are held by the Registrant's Employee Stock Ownership Plan, of which 326,659 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION                                            PAGE
-------   ---------------------                                            ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition                      3
          (As of March 31, 1999 and December 31, 1998)

          Consolidated Statements of Income (For the three months             4
          ended March 31, 1999 and 1998)

          Consolidated Statements of Stockholders' Equity (For the            5
          three months ended March 31, 1999 and 1998)

          Consolidated Statements of Cash Flows (For the three                6
          months ended March 31, 1999 and 1998)

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition         9
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         16


PART 2.   OTHER INFORMATION


Item 1.   Legal Proceedings                                                  17

Item 2.   Changes in Securities                                              17

Item 3.   Defaults Upon Senior Securities                                    17

Item 4.   Submission of Matters to a Vote of Security Holders                17

Item 5.   Other Information                                                  17

Item 6.   Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                   18

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                    (Dollars in Thousands, Except Share Data)


                    ASSETS
                                                                      March 31,      December 31,
                                                                       1999             1998
                                                                   -----------      -----------
Cash and Cash Equivalents:
            Cash on Hand and Due from Banks                        $    34,186      $    36,953
            Interest Bearing Deposits                                   74,497          108,918
Investment Securities:
            Held to Maturity (fair value of $2,260 and $2,675,           2,259            2,673
            respectively)
            Available for Sale, at fair value                          110,754           97,085
Mortgage-Backed Securities Held to Maturity (fair                      270,539          277,798
            value of $268,488 and $277,692, respectively)
Loans Held For Sale                                                     12,950           18,495
Loans Receivable, Net                                                  760,227          761,175
Foreclosed Property                                                        370              384
Premises and Equipment, Net                                             27,950           27,326
Federal Home Loan Bank Stock, at Cost                                   10,384           10,245
Accrued Interest Receivable                                              6,774            7,667
Goodwill and Acquisition Intangibles                                    44,499           45,352
Other Assets                                                             6,342            7,559
                                                                   -----------      -----------
TOTAL ASSETS                                                       $ 1,361,731      $ 1,401,630
                                                                   ===========      ===========



       LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
Deposits                                                           $ 1,177,164      $ 1,218,698
Federal Home Loan Bank Advances                                         45,356           45,639
Long Term Debt                                                           1,000                0
Advance Payments by Borrowers for Taxes and Insurance                    1,403            1,228
Accrued Interest Payable on Deposits                                     6,280            6,708
Accrued and Other Liabilities                                            6,737            5,390
                                                                   -----------      -----------
TOTAL LIABILITIES                                                    1,237,940        1,277,663
                                                                   -----------      -----------
STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized                 0                0
    -0- shares issued or outstanding
Common Stock of $1 par value, authorized 25,000,000                      7,381            7,381
   shares, 7,380,671 shares issued
Additional Paid-in Capital                                              68,208           68,021
Retained Earnings (Substantially Restricted)                            65,412           63,527
Unearned Common Stock Held by ESOP                                      (3,109)          (3,267)
Unearned Common Stock Held by RRP Trust                                 (3,578)          (3,683)
Treasury Stock, 566,805 and 498,805 shares, at cost                     (9,735)          (8,361)
Accumulated Other Comprehensive Income                                    (788)             349
                                                                   -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                             123,791          123,967
                                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,361,731      $ 1,401,630
                                                                   ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)

                                                                          For the Three Months
                                                                            Ended March 31,
                                                                          --------------------
                                                                           1999         1998
                                                                          -------     -------
INTEREST INCOME:
              Interest on Loans                                           $16,108     $14,033
              Interest and Dividends on Investment Securities               1,700       1,234
              Interest on Mortgage-Backed Securities                        4,325       1,811
              Interest on Deposits                                            843         486
                                                                          -------     -------
Total Interest Income                                                      22,976      17,564
                                                                          -------     -------

INTEREST EXPENSE:
              Interest on Deposits                                         10,270       7,793
              Interest on Federal Home Loan Bank Advances                     735         753
                                                                          -------     -------
Total Interest Expense                                                     11,005       8,546
                                                                          -------     -------
Net Interest Income                                                        11,971       9,018

Provision for Loan Losses                                                     370         230
                                                                          -------     -------
Net Interest Income After Provision for Loan Losses                        11,601       8,788
                                                                          -------     -------
NONINTEREST INCOME:
              Gain on the Sale of Property                                     38          14
              Gain on the Sale of Loans                                       302         179
              Service Charges on Deposit Accounts                           1,880         923
              Late Charges and Other Fees on Loans                            480         323
              Other Income                                                    784         358
                                                                          -------     -------
Total Noninterest Income                                                    3,484       1,797
                                                                          -------     -------
NONINTEREST EXPENSE:
              Salaries and Employee Benefits                                5,133       3,520
              SAIF Deposit Insurance Premium                                  121         110
              Depreciation Expense                                            651         407
              Occupancy Expense                                               777         475
              Computer Expense                                                  6         292
              Marketing and Advertising                                       235         213
              Franchise and Shares Tax Expense                                267         249
              Amortization of Goodwill and Other Acquired Intangibles         853         369
              Other Expenses                                                2,428       1,417
                                                                          -------     -------
Total Noninterest Expense                                                  10,471       7,052
                                                                          -------     -------
Income Before Income Tax Expense                                            4,614       3,533

Income Tax Expense                                                          1,755       1,386
                                                                          -------     -------
NET INCOME                                                                $ 2,859     $ 2,147
                                                                          =======     =======
EARNINGS PER SHARE - BASIC                                                $  0.45     $  0.34
                                                                          =======     =======
EARNINGS PER SHARE - DILUTED                                              $  0.44     $  0.33
                                                                          =======     =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)

                                                                                             Unearned
                                                                                  Unearned   Common
                                                         Additional                Common     Stock
                                                Common    Paid In     Retained   Stock Held  Held By
                                                Stock     Capital     Earnings    By ESOP    RRP Trust
                                                -------  ---------    ---------  ----------  ---------
BALANCE, DECEMBER 31, 1997                      $7,381    $66,798     $57,096      ($3,921)   ($4,082)

Comprehensive Income:

   Net Income                                                           2,147

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of $20

Total Comprehensive Income

Cash Dividends Declared                                                  (911)

Common Stock Released by                                      259                      166
     ESOP Trust

Common Stock earned by Participants                            10                                 101
     of Management Recognition Plan

Treasury Stock Acquired                                         5
                                                ------    -------     -------      -------    -------
BALANCE,  MARCH 31, 1998                        $7,381    $67,072     $58,332      ($3,755)   ($3,981)
                                                ======    =======     =======      =======    =======

BALANCE, DECEMBER 31, 1998                      $7,381    $68,021     $63,527      ($3,267)   ($3,683)

Comprehensive Income:

   Net Income                                                           2,859

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of ($406)

Total Comprehensive Income

Cash Dividends Declared                                                  (974)

Common Stock Released by                                      174                      158
   ESOP Trust

Common Stock Earned by Participants                            12                                 105
     of Recognition and Retention
        Plan Trust

Treasury Stock Acquired

Stock Options Exercised                                         1
                                                ------    -------     -------      -------    -------
BALANCE, MARCH 31, 1999                         $7,381    $68,208     $65,412      ($3,109)   ($3,578)
                                                ======    =======     =======      =======    =======



                                                            Accumulated
                                                              Other           Total
                                                Treasury    Comprehensive  Stockholders'
                                                 Stock         Income       Equity
                                                --------    -------------  ------------
BALANCE, DECEMBER 31, 1997                       ($7,929)       $   221     $115,564

Comprehensive Income:

   Net Income                                                                  2,147

   Change in Unrealized Gain (Loss) on                               38           38
     Securities Available for Sale
     Net of Deferred Taxes of $20
                                                                            --------
Total Comprehensive Income                                                     2,185

Cash Dividends Declared                                                         (911)

Common Stock Released by                                                         425
     ESOP Trust

Common Stock earned by Participants                                              111
     of Management Recognition Plan

Treasury Stock Acquired                               63                          68
                                                 -------        -------     --------
BALANCE,  MARCH 31, 1998                         ($7,866)       $   259     $117,442
                                                 =======        =======     ========

BALANCE, DECEMBER 31, 1998                       ($8,361)       $   349     $123,967

Comprehensive Income:

   Net Income                                                                  2,859

   Change in Unrealized Gain (Loss) on                           (1,137)      (1,137)
     Securities Available for Sale
     Net of Deferred Taxes of ($406)
                                                                            --------
Total Comprehensive Income                                                     1,722

Cash Dividends Declared                                                         (974)

Common Stock Released by                                                         332
   ESOP Trust

Common Stock Earned by Participants                                              117
     of Recognition and Retention
        Plan Trust

Treasury Stock Acquired                           (1,389)                     (1,389)

Stock Options Exercised                               15                          16
                                                 -------        -------     --------
BALANCE, MARCH 31, 1999                          ($9,735)         ($788)    $123,791
                                                 =======          =====     ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                                         For The Three Months
                                                                                            Ended March 31,
                                                                                       ------------------------
                                                                                          1999          1998
                                                                                       ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                             $   2,859      $  2,147

Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
               Depreciation and Amortization                                               1,655           809
               Provision for Loan Losses                                                     370           230
               Compensation Expense Recognized on RRP                                       117           111
               (Gain) Loss on Sale of Premises and Equipment                                 (38)          (12)
               (Gain) Loss on Sale of Real Estate Owned                                       31            17
               Gain on Sale of Loans Held for Sale                                          (302)         (166)
               Gain on Sale of Investments                                                     0             0
               Amortization of Premium/Discount on Investments                                32           (54)
               Current Provision for Deferred Income Taxes                                    (4)          (32)
               FHLB Stock Dividends                                                         (139)          (91)
               Loans Originated for Resale                                               (19,324)      (12,206)
               Proceeds from Loans Sold to Others                                         29,622        11,105
               Income Reinvested on Marketable Equity Securities                             (79)          (82)
               ESOP Contribution                                                             332           370
               Changes in Assets and Liabilities:
                         (Increase) Decrease in Accrued Interest Receivable                  893           271
                         Decrease (Increase) in Other Assets and Other Liabilities         3,591         3,483
                                                                                       ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $  19,616      $  5,900
                                                                                       ---------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds From Maturities of Held to Maturity Securities                 $     414      $    365
               Proceeds From Maturities of Available for Sale Securities                   9,500        12,845
               Principal Collections on Mortgage-Backed Securities                        16,951        10,664
               Purchases of Securities Available for Sale                                (24,837)            0
               Purchases of Mortgage-Backed Securities                                    (9,699)            0
               Decrease (Increase) in Loans Receivable, Net                               (4,103)      (12,878)
               Proceeds From Sale of Premises and Equipment                                   87           202
               Purchases of Premises and Equipment                                        (1,324)         (684)
               Proceeds From Disposition of Real Estate Owned                                206           157
                                                                                       ---------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    $ (12,805)     $ 10,671
                                                                                       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Net Change in Demand, NOW, Money Market and
                         Savings Deposits                                              $ (16,177)     $  4,961
               Net Change in Time Deposits                                               (25,357)      (11,833)
               Increase in Escrow Funds and Miscellaneous
                         Deposits, Net                                                       175           179
               Principal Repayments of FHLB Advances                                        (283)         (266)
               Dividends Paid to Shareholders                                               (984)         (750)
               Proceeds From Sale of Treasury Stock                                           16            68
               Payments to Repurchase Common Stock                                        (1,389)            0
                                                                                       ---------      --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    $ (43,999)     $ (7,641)
                                                                                       ---------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $ (37,188)     $  8,930
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         145,871        44,307
                                                                                       ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 108,683      $ 53,237
                                                                                       =========      ========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
               Acquisition of Real Estate in Settlement of Loans                       $     225      $    187
                                                                                       =========      ========

SUPPLEMENTAL DISCLOSURES:
Cash Paid (Received) For:
               Interest on Deposits and Borrowings                                     $  11,433      $  8,587
                                                                                       =========      ========
               Income Taxes                                                            $     450      $      0
                                                                                       =========      ========
               Income Tax Refunds                                                      $       0      $      0
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


                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for ISB Financial Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         BUSINESS

         The Company's principal business is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), which conducts business from its main office located in New Iberia, Louisiana and 43 full-service branch offices located in the cities of New Iberia, Lafayette, Scott, Carencro, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City, Abbeville, Ruston, Monroe, West Monroe, Gretna, Marrero, River Ridge, Metairie, New Orleans and Kenner, Louisiana. The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits to the maximum extent permitted by law. The Bank is a Louisiana chartered commercial bank. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


         2.     LONG TERM DEBT

         On March 4, 1999, the Company entered into a revolving line of credit agreement with Union Planters Bank, N.A in the amount of $15.0 million. This revolving line of credit is to be used for general operating purposes, including the repurchase of the Company's common stock and for capital investment in the Bank. The maturity date of the agreement is March 31, 2001. The Company is required to make quarterly payments of interest at an interest rate equal to Wall Street Prime minus .50% and any balance outstanding under the agreement will be due at maturity. As security for the line of credit, the Company has pledged 100% of the outstanding common stock of the Bank. At March 31, 1999, the Company had drawn $1.0 million on the line of credit.

         3.    LOANS RECEIVABLE

         Loans receivable (in thousands) at March 31, 1999 and December 31, 1998 consisted of the following:

                                                                Mar. 31,      Dec. 31,
                                                                  1999          1998
                                                              ---------      ---------
Residential Mortgage Loans:
      Single-family                                           $ 284,961      $ 301,468
      Construction                                                6,662          7,549
                                                              ---------      ---------
                    Total Residential Mortgage Loans            291,623        309,017
Commercial Loans:
      Business                                                   86,158         83,368
      Real Estate                                               126,092        117,628
                                                              ---------      ---------
                    Total Commercial Loans                      212,250        200,996
Consumer Loans:
      Home Equity                                                73,435         73,184
      Automobile                                                 23,353         24,630
      Indirect Automobile                                       122,863        114,337
      Mobile Home                                                 2,330          2,511
      Educational                                                   265            624
      Credit Card                                                 4,713          4,584
      Loans on Savings                                            6,746          8,104
      Other                                                      26,565         27,753
                                                              ---------      ---------
                    Total Consumer Loans                        260,270        255,727
                                                              ---------      ---------
                    Total Loans Receivable                      764,143        765,740
Adjustments:
Allowance for Loan Losses                                        (7,178)        (7,135)
Prepaid Dealer Participation                                      4,681          4,145
Unearned Interest                                                  (209)          (236)
Deferred Loan Fees & Purchased Discounts, Net                    (1,210)        (1,339)
                                                              ---------      ---------
Loans Receivable, Net                                         $ 760,227      $ 761,175
                                                              ---------      ---------



         4.       EARNINGS PER SHARE

         Basic earnings per share were based on 6,294,832 weighted average shares outstanding during the three month period ended March 31, 1999. Diluted earnings per share were based on 6,439,937 weighted average shares outstanding during the three month period ended March 31, 1999. For the three months ended March 31, 1999, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 318,799; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 246,403 and (c) the weighted average shares purchased in Treasury Stock of 510,637.

         This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from the estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CHANGES IN FINANCIAL CONDITION

         At March 31, 1999, the consolidated assets of the Company totaled $1.36 billion, a decrease of $39.9 million, or 2.8%, from December 31, 1998.

         Loans receivable, net, decreased by $948,000, or .1%, to $760.2 million at March 31, 1999 compared to $761.2 million at December 31, 1998. Such decrease was the result of a $16.5 million, or 5.5%, decrease in the balance of single-family residential mortgage loans, a $1.3 million, or 5.2%, decrease in automobile loans, a $1.4 million, or 16.8%, decrease in loans on savings and a $1.2 million, or 4.3%, decrease in other consumer loans, which was offset by a $2.8 million, or 3.3%, increase in commercial business loans, a $8.5 million, or 7.2%, increase in commercial real estate loans and a $8.5 million, or 7.5%, increase in indirect automobile loans.. The changes in the loan portfolio reflect management's efforts to increase the originations of commercial real estate, commercial business, indirect automobile loans and consumer loans. Such loans generally are considered to involve more risk than 1
         - 4 family residential mortgage loans, but generally have higher yields. The Company's loan to deposit ratio at March 31, 1999 was 64.6% compared to 62.5% at December 31 1998. For additional information on loans, see Note 3 to the Consolidated Financial Statements.

         Loans held for sale decreased $5.5 million, or 30.0%, to $12.9 million compared to $18.5 million at December 31, 1998. Loans held for sale are single-family residential mortgage loans to be sold in the secondary market.

         Interest-bearing deposits at other institutions decreased $34.4 million, or 31.6%, to $74.5 million at March 31, 1999, compared to $108.9 million at December 31, 1998. Such decrease was primarily used to fund the purchase of investment securities and to fund the net decline in deposits.

         The Company's investment securities available for sale increased $13.7 million, or 14.1%, to $110.8 million at March 31, 1999, compared to $97.1 million at December 31, 1998. Such increase was the result of the purchase of $24.8 million of investment securities available for sale, which was partially offset by the maturity or redemption of $9.5 million of investment securities available for sale and by $32,000 of amortization of premium on such securities.

         Mortgage-backed securities decreased $7.3 million, or 2.6%, to $270.5 million at March 31, 1999, compared to $277.8 million at December 31, 1998. Such decrease was the result of $17.0 million of repayments of mortgage-backed securities, which was partially offset by $9.7 million of purchases of mortgage-backed securities.

         Deposits decreased $41.5 million, or 3.4%, to $1,177.2 million at March 31, 1999, compared to $1,218.7 million at December 31, 1998. The decrease in deposits was primarily the result of a large over-night deposit made on December 31, 1998 that was withdrawn the next business day and a decrease in time deposits due to lower pricing of non-relationship accounts.

         Total stockholders' equity decreased $176,000, to $123.8 million at March 31, 1999. The decrease was the result of $1.4 million of treasury stock acquired, $974,000 of cash dividends declared on common stock and a $1.1 million, after taxes, decrease in accumulated other comprehensive income, which was partially offset by the Company's net income of $2.9 million, $332,000 of common stock released by the ESOP, $117,000 of common stock earned by participants of the Recognition and Retention Plan and $16,000 of common stock issued out of treasury.

     RESULTS OF OPERATIONS

         The Company reported net income of $2.9 million for the three months ended March 31, 1999, compared to $2.1 million earned during the three months ended March 31, 1998. The Company's net interest income increased $3.0 million and total noninterest income increased $1.7 million during the three months ended March 31, 1999 compared to the first quarter of 1998. Such increases were partially offset by a $140,000 increase in the provision for loan losses, a $3.4 million increase in noninterest expense and a $369,000 increase in income tax expense. The increases in interest income, interest expense, noninterest income and noninterest expense were primarily the result of the acquisition of branches from the former First Commerce Corporation ("First Commerce") in September 1998. The Bank paid $29.2 million of cash as a deposit premium and purchased $126.6 million of loans, $5.7 million of premises and equipment and $753,000 of other assets. The Bank also assumed $452.6 million of deposits and $2.7 million of other liabilities from First Commerce. The Bank received $292.4 million of net cash in the transaction.

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


                                                                              Three Months Ended March 31,
                                                       ------------------------------------------------------------------------
                                                                   1999                                    1998
                                                       -------------------------------------    -------------------------------
                                                                                     Average                            Average
                                                         Average                     Yield/     Average                 Yield/
                                                         Balance       Interest      Cost(1)    Balance      Interest   Cost(1)
                                                         -------       --------      -------    -------      --------   -------
Interest-earning  assets:
      Loans  receivable:
          Mortgage  loans                              $  314,405      $  6,151        7.83%    $369,581     $ 7,474       8.09%
          Commercial  loans                               199,797         4,358        8.72      117,025       2,912       9.95
          Consumer  and  other  loans                     262,132         5,600        8.55      175,242       3,647       8.32
                                                       ----------      --------                 --------     -------
               Total  Loans                               776,334        16,109        8.30      661,848      14,033       8.48
                                                       ----------      --------                 --------     -------
Mortgage-backed  securities                               274,821         4,325        6.30      110,227       1,811       6.57
Investment  securities                                    111,548         1,700        6.10       80,515       1,234       6.13
Other  earning  assets                                     80,037           842        4.21       29,466         486       6.60
                                                       ----------      --------                 --------     -------
      Total  interest-earning  assets                   1,242,740        22,976        7.40      882,056      17,564       7.97
                                                                       --------                              -------
Non-interest-earning  assets                              120,616                                 62,645
                                                       ----------                               --------
      Total  assets                                    $1,363,356                               $944,701
                                                       ==========                               ========
Interest-bearing  liabilities:
      Deposits:
        Demand  deposits                               $  292,971         1,553        2.12     $154,942         976       2.52
        Passbook  savings  deposits                       129,653           581        1.79      110,693         651       2.35
        Certificates  of  deposits                        643,001         8,136        5.06      461,125       6,166       5.35
                                                       ----------      --------                 --------     -------
       Total  deposits                                  1,065,625        10,270        3.86      726,760       7,793       4.29
Borrowings                                                 45,538           735        6.45       46,637         753       6.46
                                                       ----------      --------                 --------     -------
       Total  interest-bearing
       liabilities                                      1,111,163        11,005        3.96      773,397       8,546       4.42
                                                                       --------                              -------
Non-interest  bearing  demand deposits                    114,767                                 44,801
Non-interest  bearing  liabilities                         12,999                                  9,410
                                                       ----------                               --------
       Total  liabilities                               1,238,929                                827,608
Stockholders' Equity                                      124,427                                117,093
                                                       ----------                               --------
     Total  liabilities  and  stockholders' equity     $1,363,356                               $944,701
                                                       ==========                               ========
Net  interest-earning  assets                          $  131,577                               $108,659
                                                       ==========                               ========
Net  interest  income/interest  rate
      spread                                                          $   11,971       3.43%                $  9,018      3.55%
                                                                      =========       =====                 ========      ====
Net  interest  margin                                                                  3.85%                              4.09%
                                                                                      =====                               ====
Ratio  of  average  interest-
      earning  assets  to  average
          interest-bearing  liabilities                    111.84%                                114.05%
                                                       ==========                               ========

(1)  Annualized.

         NET INTEREST INCOME

         Net interest income increased $3.0 million, or 32.7%, to $12.0 million in the three months ended March 31, 1999, compared to $9.0 million in the three months ended March 31, 1998. The increase was due to a $5.4 million, or 30.8% increase in interest income, which was partially offset by a $2.5 million, or 28.8%, increase in interest expense. The increase in interest income was the result of a $360.7 million, or 40.9%, increase in the average balance of interest-earning assets, which was partially offset by a 57 basis point (100 basis points being equal to 1%) decrease in the yield earned on interest-earning assets. The increase in interest expense was the result of a $337.8 million, or 43.7%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 46 basis point decrease in the cost thereof. The increases in the average balances of interest-earning assets and interest-bearing liabilities were due primarily to the acquisition from First Commerce in September 1998. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.43% and 3.85%, respectively, during the three months ended March 31, 1999, compared to 3.55% and 4.09%, respectively, for the comparable period in 1998.


         INTEREST INCOME

         The Company's total interest income was $23.0 million for the three months ended March 31, 1999, compared to $17.6 million for the three months ended March 31, 1998. The reason for the $5.4 million, or 30.8%, increase in interest income was a $2.1 million, or 14.8%, increase in interest income from loans, a $466,000, or 37.8%, increase in interest and dividends on investment securities, a $2.5 million, or 138.8%, increase in interest on mortgage-backed securities and a $357,000, or 73.5%, increase in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $114.5 million, or 17.3%, increase in the average balance of loans, which was partially offset by a 18 basis point decrease in the yield earned thereon. The increase in interest income from investment securities was the result of a $31.0 million, or 38.5%, increase in the average balance of investment securities, which was partially offset by a three basis point decrease in the yield earned thereon. The increase in interest income from mortgage-backed securities was the result of a $164.6 million, or 149.3%, increase in the average balance of mortgage-backed securities, which was partially offset by a 27 basis point decrease in the yield earned thereon. The increase in interest from deposits at other institutions was the result of a $50.6 million, or 171.6%, increase in the average balance of deposits at other institutions, which was partially offset by a 239 basis point decrease in the yield earned thereon.

         INTEREST EXPENSE

         The Company's total interest expense was $11.0 million during the three months ended March 31, 1999, compared to $8.5 million for the three months ended March 31, 1998. The reasons for the $2.5 million, or 28.8%, increase in interest expense was a $2.5 million, or 31.8%, increase in interest expense on deposits due to a $338.9 million, or 46.6%, increase in interest-bearing deposits, which was partially offset by a 43 basis point decrease in the cost of such deposits. The increase in interest expense on deposits was partially offset by a $18,000, or 2.4%, decrease in interest expense on FHLB advances due to a $1.1 million, or 2.4%, decrease in the average balance of FHLB advances, together with a one basis point decrease in the cost of such advances.


         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $370,000 in the three months ended March 31, 1999 as compared to $230,000 for the same period in 1998. The increase in the provision for loan losses was the result of the growth in the commercial loan and indirect automobile loan portfolios together with the increase in the amount of non-performing loans. The Company had $5.1 million of non-performing loans, or

         .37% of total assets, at March 31, 1999, compared to $2.4 million, or .26% of total assets, at March 31, 1998. As of March 31, 1999, the ratio of the Company's allowance for loan losses to non-performing loans was 142.0%, compared to 126.5% at December 31, 1998.

         NONINTEREST INCOME

         Noninterest income increased $1.7 million, or 93.9%, in the three months ended March 31, 1999 to $3.5 million, compared to $1.8 million for the three months ended March 31, 1998. Such increase was due primarily to a $123,000, or 68.7%, increase in gain on the sale of loans in the secondary market, a $957,000, or 103.7%, increase in service charges on deposit accounts, a $157,000, or 48.6%, increase in late charges and other fees on loans and a $426,000, or 119.0%, increase in other income. The increase in service charges on deposit accounts was due primarily to the increased number of accounts that are subject to such service charges.


         NONINTEREST EXPENSE

         Noninterest expense increased $3.4 million, or 48.5%, in the three months ended March 31, 1999, to $10.5 million, compared to $7.1 million for the three months ended March 31, 1998. Such increase was due primarily to a $1.6 million, or 45.8%, increase in salaries and employee benefits resulting from the increased staff added in the last half of 1998 as a result primarily of the branch purchase in September 1998, a $244,000, or 60.0%, increase in depreciation expense primarily resulting from the fixed assets acquired in the branch purchase in September 1998 and the in-house data processing system installed in September 1998, a $302,000, or 63.6%, increase in occupancy expense primarily resulting from the branch purchase, a $484,000, or 131.2%, increase in the amortization of goodwill and other acquired intangibles due to the branch acquisition and a $1.0 million, or 71.3%, increase in other expenses, which was partially offset by a $286,000, or 97.9%, decrease in computer expense.


         INCOME TAX EXPENSE

         Income tax expense increased $369,000, or 26.6%, in the three months ended March 31, 1999 to $1.8 million, compared to $1.4 million for the three months ended March 31, 1998. The increase in income tax expense was due primarily to the increase in income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At March 31, 1999, the Company had $45.4 million in outstanding advances from the FHLB of Dallas and $1.0 million in outstanding advances from Union Planters Bank, N.A.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and to pay maturing savings certificates and saving withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1999, the total approved loan commitments outstanding amounted to $30.5 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $64.2 million. Certificates of deposit scheduled to mature in twelve months or less at March 31, 1999 totaled $476.2 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

         At March 31, 1999, the Company and its subsidiary had regulatory capital, which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of March 31, 1999 are detailed below (dollars in thousands):

                            Required   Capital    Actual      Capital
                            ------------------    -------------------
                             Amount    Percent    Amount      Percent
                             ------    -------    ------      -------
Tier 1 Leverage             $38,230      3.00%    $80,055      6.28%

Tier 1 Risk-Based           $31,825      4.00%    $80,055     10.06%

Total Risk-Based            $63,650      8.00%    $87,217     10.96%


YEAR 2000 COMPLIANCE

         The Year 2000 (Y2K) issues affects the ability of computer systems to correctly process dates after December 31, 1999. These issues not only affect the Bank, but virtually all companies that utilize computer information systems.

         In November 1997, the Bank established a Y2K Task Force headed by a member of the Bank's senior management team. The mission of this task force was to achieve Y2K compliance for all software, hardware and environmental systems that were dependent upon computer technology for their operation.

         In order to be ready for Year 2000, the Bank's Y2K Task Force developed a Year 2000 Action and Assessment Plan (the "Action Plan"). The Action Plan was developed using the guidelines outlined in the Federal Financial Institution's Examination council, "The Effect of 2000 on Computer Systems."

         As part of the assessment phase of the project, the Y2K Task Force identified 58 mission critical systems, 28 sensitive and 24 non-critical applications. As a result of this assessment, the Bank undertook an aggressive plan in early 1998 to completely replace all of the major application systems with new state- of-the-art technology that was Y2K compliant. The conversion to these new systems took place in September of 1998. The Bank has incurred capital expenditures amounting to approximately $2.5 million for the replacement of the core application systems. All other systems were determined by the Task Force to be Y2K compliant "as is," or with some minor enhancements required. These enhancements are not expected to involve material additional costs.

         To assure that all systems are Y2K compliant, internal testing and validation began in the fourth quarter of 1998 and is scheduled to be completed by June 30, 1999. Currently the Bank is approximately 90% complete in its test and validation phase.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk are presented at December 31, 1998 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999. Management believes there have been no material changes in the Company's market risk since December 31, 1998.

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

Item 3.     Defaults Upon Senior Securities
            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
            Not Applicable

Item 5.     Other Information
            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            a.

                                                                                                 Page
                                                                                                 ----
  3.1        Article of Incorporation of ISB Financial Corporation                                 *
  3.2        Bylaws of  ISB Financial Corporation                                                  *
  4.1        Stock Certificate of ISB Financial Corporation                                        **
  10.1       ISB Financial Corporation Employee Stock Ownership Plan                               *
  10.2       ISB Financial Corporation Profit Sharing Plan and Trust                               **
  10.3       Employment Agreement among ISB Financial Corporation, IBERIABANK
             and  Larrey G. Mouton                                                                 ***
  10.4       Severance Agreement among ISB Financial Corporation, IBERIABANK and
             John J. Ballatin, James R. McLemore, Jr., Donald P., Lee and
             Ronnie J. Foret
  10.5       1999 Stock Option Plan                                                                ****
  10.6       1996 Stock Option Plan                                                                     *****
  10.7       Recognition and Retention Plan of Iberia Savings Bank and Trust
             Agreement                                                                             *****

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

  (****)     Incorporated herein by reference from the Registrant's definitive  proxy statement, dated March 19, 1999, as filed with the SEC.

  (*****)    Incorporated herein by reference from the Registrant's definitive proxy statement dated April 16, 1996, as filed with the SEC.

            b.   Reports on Form 8-K

                 There were no reports filed on Form 8-K for the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ISB FINANCIAL CORPORATION


Date:          May 11, 1999               By:    /s/   Larrey G. Mouton
               ------------                 ---------------------------------
                                          Larrey G. Mouton, President and
                                          Chief Executive Officer

Date:          May 11, 1999               By:   /s/    James R. McLemore, Jr.
               ------------                ----------------------------------
                                          James R. McLemore, Jr., Senior Vice
                                          President and Chief Officer