Form 10-Q
period 1999-06-30
ISB FINANCIAL CORP/LA
filed 1999-08-16
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transition period from __________________ to _________________

                         Commission File Number 0-25756


                            ISB Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Louisiana                               72-1280718
-----------------------------------------        ------------------------------
      (State or other jurisdiction of
             incorporation or                          (I.R.S. Employer
               organization)                         Identification Number)

      1101 East Admiral Doyle Drive
          New Iberia, Louisiana                            70560
-----------------------------------------        ------------------------------
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

     As of August 10, 1999, 6,546,374 shares of the Registrants' common stock were issued and outstanding. Of that total, 573,654 shares are held by the Registrant's Employee Stock Ownership Plan, of which 295,383 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION                                            PAGE
-------  ---------------------                                            ----

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                     3
         (As of June 30, 1999 and December 31, 1998)

         Consolidated Statements of Income (For the three and six           4
         months ended June 30, 1999 and 1998)

         Consolidated Statements of Stockholders' Equity (For the           5
         six months ended June 30, 1999 and 1998)

         Consolidated Statements of Cash Flows (For the six                 6
         months ended June 30, 1999 and 1998)

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial Condition        9
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17


PART 2.  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings                                                 18

Item 2.  Changes in Securities                                             18

Item 3.  Defaults Upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                 19


                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                    (Dollars in Thousands, Except Share Data)


                                     ASSETS
                                     ------

                                                                June 30,          December 31,
                                                                  1999                1998
                                                               -----------        -----------
Cash and Cash Equivalents:
   Cash on Hand and Due from Banks                             $    46,310        $    36,953
   Interest Bearing Deposits                                           428            108,918
Investment Securities:
   Held to Maturity (fair value of $2,260 and $2,675,                2,259              2,673
   respectively)
   Available for Sale, at fair value                               124,549             97,085
Mortgage-Backed Securities Held to Maturity (fair                  296,842            277,798
   value of $290,301 and $277,692, respectively)
Loans Held For Sale                                                 19,302             18,495
Loans Receivable, Net                                              772,992            761,175
Foreclosed Property                                                    390                384
Premises and Equipment, Net                                         27,465             27,326
Federal Home Loan Bank Stock, at Cost                               10,520             10,245
Accrued Interest Receivable                                          8,105              7,667
Goodwill and Acquisition Intangibles                                43,647             45,352
Other Assets                                                         4,965              7,559
                                                               -----------        -----------

TOTAL ASSETS                                                   $ 1,357,774        $ 1,401,630
                                                               ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES:
Deposits                                                       $ 1,141,349        $ 1,218,698
Federal Home Loan Bank Advances                                     81,068             45,639
Long Term Debt                                                       4,500                  0
Advance Payments by Borrowers for Taxes and Insurance                1,564              1,228
Accrued Interest Payable on Deposits                                 5,918              6,708
Accrued and Other Liabilities                                        5,134              5,390
                                                               -----------        -----------

TOTAL LIABILITIES                                                1,239,533          1,277,663
                                                               -----------        -----------

STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized             0                  0
    -0- shares issued or outstanding
Common Stock of $1 par value, authorized 25,000,000                  7,381              7,381
   shares, 7,380,671 shares issued
Additional Paid-in Capital                                          68,390             68,021
Retained Earnings (Substantially Restricted)                        67,185             63,527
Unearned Common Stock Held by ESOP                                  (2,954)            (3,267)
Unearned Common Stock Held by RRP Trust                             (3,471)            (3,683)
Treasury Stock, 566,805 and 498,805 shares, at cost                (15,391)            (8,361)
Accumulated Other Comprehensive Income                              (2,899)               349
                                                               -----------        -----------

TOTAL STOCKHOLDERS' EQUITY                                         118,241            123,967
                                                               -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,357,774        $ 1,401,630
                                                               ===========        ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands, Except Per Share Data)

                                                                       For the Three Months        For the Six Months
                                                                          Ended June 30,              Ended June 30,
                                                                      ---------------------       ---------------------
                                                                        1999          1998          1999         1998
                                                                      -------       -------       -------       -------
INTEREST INCOME:
        Interest on Loans                                             $16,391       $14,569       $32,263       $28,602
        Interest and Dividends on Investment Securities                 2,020         1,006         3,582         2,240
        Interest on Mortgage-Backed Securities                          4,571         1,612         8,897         3,423
        Interest on Deposits                                              272           406         1,254           892
                                                                      -------       -------       -------       -------

Total Interest Income                                                  23,254        17,593        45,996        35,157
                                                                      -------       -------       -------       -------

INTEREST EXPENSE:
        Interest on Deposits                                           10,161         7,661        20,431        15,454
        Interest on Federal Home Loan Bank Advances                       926           756         1,661         1,509
                                                                      -------       -------       -------       -------

Total Interest Expense                                                 11,087         8,417        22,092        16,963
                                                                      -------       -------       -------       -------

Net Interest Income                                                    12,167         9,176        23,904        18,194

Provision for Loan Losses                                                 265           255           635           485
                                                                      -------       -------       -------       -------

Net Interest Income After Provision for Loan Losses                    11,902         8,921        23,269        17,709
                                                                      -------       -------       -------       -------

NONINTEREST INCOME:
        Gain on the Sale of Property                                       26             1            64            14
        Gain on the Sale of Loans                                         263           343           799           522
        Service Charges on Deposit Accounts                             1,846           927         3,726         1,850
        Late Charges and Other Fees on Loans                              443           207           923           529
        Other Income                                                      955           368         1,739           728
                                                                      -------       -------       -------       -------

Total Noninterest Income                                                3,533         1,846         7,251         3,643
                                                                      -------       -------       -------       -------

NONINTEREST EXPENSE:
        Salaries and Employee Benefits                                  5,191         3,632        10,325         7,152
        SAIF Deposit Insurance Premium                                    124           109           245           219
        Depreciation Expense                                              626           406         1,277           813
        Occupancy Expense                                                 754           468         1,530           943
        Computer Expense                                                   25           304            31           596
        Marketing and Advertising                                         239           240           474           453
        Franchise and Shares Tax Expense                                  376           248           643           497
        Amortization of Goodwill and Other Acquired Intangibles           855           362         1,708           731
        Other Expenses                                                  2,623         1,458         5,051         2,875
                                                                      -------       -------       -------       -------
Total Noninterest Expense                                              10,813         7,227        21,284        14,279
                                                                      -------       -------       -------       -------

Income Before Income Tax Expense                                        4,622         3,540         9,236         7,073

Income Tax Expense                                                      1,794         1,384         3,549         2,770
                                                                      -------       -------       -------       -------

NET INCOME                                                            $ 2,828       $ 2,156       $ 5,687       $ 4,303
                                                                      =======       =======       =======       =======

EARNINGS PER SHARE - BASIC                                            $  0.46       $  0.34       $  0.91       $  0.69
                                                                      =======       =======       =======       =======

EARNINGS PER SHARE - DILUTED                                          $  0.45       $  0.33       $  0.89       $  0.66
                                                                      =======       =======       =======       =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)


                                                                                         Unearned            Accumulated
                                                                              Unearned    Common              Other
                                                         Additional            Common     Stock               Compre-     Total
                                               Common    Paid In    Retained  Stock Held Held By   Treasury   hensive Stockholders'
                                               Stock     Capital    Earnings  By ESOP    RRP Trust  Stock     Income      Equity
                                              --------   --------   --------  --------   --------   --------   --------   --------

BALANCE, DECEMBER 31, 1997                    $  7,381   $ 66,798   $ 57,096  ($ 3,921)  ($ 4,082)  ($ 7,929)  $    221   $115,564

Comprehensive Income:

   Net Income                                                          4,303                                                 4,303

   Change in Unrealized Gain (Loss) on                                                                              (12)       (12)
     Securities Available for Sale
     Net of Deferred Taxes of $20
                                                                                                                          --------
Total Comprehensive Income                                                                                                   4,291

Cash Dividends Declared                                               (1,824)                                               (1,824)

Common Stock Released by                                      525                  331                                         856
     ESOP Trust

Common Stock earned by Participants                            21                             193                              214
     of Management Recognition Plan

Treasury Stock Acquired                                        35                                         71                   141
                                              --------   --------   --------  --------   --------   --------   --------   --------

BALANCE,  JUNE 30, 1998                       $  7,381   $ 67,379   $ 59,575  ($ 3,590)  ($ 3,889)  ($ 7,858)  $    209   $119,207
                                              ========   ========   ========  ========   ========   ========   ========   ========



BALANCE, DECEMBER 31, 1998                    $  7,381   $ 68,021   $ 63,527  ($ 3,267)  ($ 3,683)  ($ 8,361)  $    349   $123,967

Comprehensive Income:

   Net Income                                                          5,687                                                 5,687

   Change in Unrealized Gain (Loss) on                                                                           (3,248)    (3,248)
     Securities Available for Sale
     Net of Deferred Taxes of ($1,749)
                                                                                                                          --------
Total Comprehensive Income                                                                                                   2,439

Cash Dividends Declared                                               (2,029)                                               (2,029)

Common Stock Released by                                      342                  313                                         655
   ESOP Trust

Common Stock Earned by Participants                            26                             212                              238
     of Recognition and Retention Plan Trust

Treasury Stock Acquired                                                                               (7,045)               (7,045)

Stock Options Exercised                                         1                                         15                    16
                                              --------   --------   --------  --------   --------   --------   --------   --------

BALANCE, JUNE 30, 1999                        $  7,381   $ 68,390   $ 67,185  ($ 2,954)  ($ 3,471)  ($15,391)  ($ 2,899)  $118,241
                                              ========   ========   ========  ========   ========   ========   ========   ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                            For The Six Months
                                                                              Ended June 30,
                                                                         -------------------------
                                                                            1999          1998
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $     5,687   $     4,303
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and Amortization                                               3,295         1,623
   Provision for Loan Losses                                                     635           485
   Compensation Expensed Recognized on RRP                                       238           214
   (Gain) Loss on Sale of Premises and Equipment                                 (47)          (12)
   (Gain) Loss on Sale of Real Estate Owned                                       (3)           44
   Gain on Sale of Loans Held for Sale                                          (799)         (499)
   Gain on Sale of Investments                                                     0            (3)
   Amortization of Premium/Discount on Investments                               723           (45)
   Current Provision for Deferred Income Taxes                                    (4)          (33)
   FHLB Stock Dividends                                                         (275)         (168)
   Loans Originated for Resale                                               (35,733)      (32,300)
   Proceeds from Loans Sold to Others                                         47,148        32,799
   Income Reinvested on Marketable Equity Security                              (159)         (164)
   ESOP Contribution                                                             655           801
   Net Change in Securities Classified as Trading                                  0             0
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                        (438)          165
      Decrease in Other Assets and Other Liabilities                           2,955           151
                                                                         -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $    23,878   $     7,361
                                                                         -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds From Calls of Held to Maturity Securities                    $         0   $        68
   Proceeds From Sales of Available for Sale Securities                            0         8,498
   Proceeds From Maturities of Held to Maturity Securities                       414           365
   Proceeds From Maturities of Available for Sale Securities                  15,500        12,845
   Principal Collections on Mortgage-Backed Securities                        32,438        20,265
   Purchases of Securities Available for Sale                                (47,837)            0
   Purchases of Mortgage-Backed Securities                                   (52,161)            0
   Increase in Loans Receivable, Net                                         (24,411)      (24,733)
   Proceeds From FHLB Stock Redemption                                             0         1,162
   Proceeds From ESOP Note Repayment                                               0             0
   Proceeds From Sale of Premises and Equipment                                  345           202
   Purchases of Premises and Equipment                                        (1,714)       (1,603)
   Proceeds From Disposition of Real Estate Owned                                513           371
                                                                         -------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      $   (76,913)  $    17,440
                                                                         -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Change in Demand, NOW, Money Market and
      Savings Deposits                                                   $   (50,070)  $    (7,940)
   Net Change in Time Deposits                                               (27,279)      (19,427)
   Increase in Escrow Funds and Miscellaneous
      Deposits, Net                                                              336           252
   Proceeds From FHLB Advances                                               949,800             0
   Principal Repayments of FHLB Advances                                    (914,371)         (536)
   Issuance of LT Debt                                                         4,500             0
   Dividends Paid to Shareholders                                             (1,985)       (1,662)
   Proceeds From Sale of Treasury Stock                                           16            78
   Payments to Repurchase Common Stock                                        (7,045)            0
                                                                         -------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      $   (46,098)  $   (29,235)
                                                                         -------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              $   (99,133)  $    (4,434)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             145,871        44,307
                                                                         -------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    46,738   $    39,873
                                                                         =========================


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
   Acquisition of Real Estate in Settlement of Loans                     $       525   $       381
                                                                         =========================

SUPPLEMENTAL DISCLOSURES:
Cash Paid (Received) For:
   Interest on Deposits and Borrowings                                   $    22,882   $    16,983
                                                                         =========================
   Income Taxes                                                          $     3,018   $     2,302
                                                                         =========================
   Income Tax Refunds                                                    $         9   $         0
                                                                         =========================


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

BUSINESS

The Company's principal business is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), which conducts business from its main office located in New Iberia, Louisiana and 42 full-service branch offices located in the cities of New Iberia, Lafayette, Scott, Carencro, St. Martinville, Crowley, Rayne, Kaplan, Jeanerette, Franklin, Morgan City, Abbeville, Ruston, Monroe, West Monroe, Gretna, Marrero, River Ridge, Metairie, New Orleans and Kenner, Louisiana. The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits to the maximum extent permitted by law. The Bank is a Louisiana chartered commercial bank. The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   LONG TERM DEBT

On March 4, 1999, the Company entered into a revolving line of credit agreement with Union Planters Bank, N.A in the amount of $15.0 million. This revolving line of credit is to be used for general operating purposes, including the repurchase of the Company's common stock and for capital investment in the Bank. The maturity date of the agreement is March 31, 2001. The Company is required to make quarterly payments of interest at an interest rate equal to Wall Street Prime minus .50% and any balance outstanding under the agreement will be due at maturity. As security for the line of credit, the Company has pledged 100% of the outstanding common stock of the Bank. At June 30, 1999, the Company had drawn $4.5 million on the line of credit.

3.   LOANS RECEIVABLE

Loans receivable (in thousands) at June 30, 1999 and December 31, 1998 consisted of the following:

                                                                      June 30,       Dec. 31,
                                                                       1999            1998
                                                                    ---------        ---------
      Residential Mortgage Loans:
         Single-family                                              $ 264,004        $ 301,468
         Construction                                                   5,913            7,549
                                                                    ---------        ---------
                  Total Residential Mortgage Loans                    269,907          309,017
      Commercial Loans:
         Business                                                      78,233           83,368
         Real Estate                                                  140,962          117,628
                                                                    ---------        ---------
                  Total Commercial Loans                              219,195          200,996
      Consumer Loans:
         Home Equity                                                   83,545           73,184
         Automobile                                                    22,979           24,630
         Indirect Automobile                                          141,747          114,337
         Mobile Home                                                    2,345            2,511
         Educational                                                      264              624
         Credit Card                                                    5,112            4,584
         Loans on Savings                                               5,905            8,104
         Other                                                         25,263           27,753
                                                                    ---------        ---------
                  Total Consumer Loans                                287,160          255,727
                                                                    ---------        ---------
                  Total Loans Receivable                              776,272          765,740
      Adjustments:
      Allowance for Loan Losses                                        (7,130)          (7,135)
      Prepaid Dealer Participation                                      5,123            4,145
      Unearned Interest                                                  (183)            (236)
      Deferred Loan Fees & Purchased Discounts, Net                    (1,090)          (1,339)
                                                                    ---------        ---------
      Loans Receivable, Net                                         $ 772,992        $ 761,175
                                                                    ---------        ---------

4.   EARNINGS PER SHARE

Basic earnings per share were based on 6,184,304 weighted average shares outstanding during the three month period ended June 30, 1999. Diluted earnings per share were based on 6,309,006 weighted average shares outstanding during the three month period ended June 30, 1999. For the three months ended June 30, 1999, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 310,161; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 235,096 and (c) the weighted average shares purchased in Treasury Stock of 648,110.

For the six months ended June 30, 1999, basic earnings per share were based on 6,239,568 weighted average shares outstanding and diluted earnings per share were based on 6,374,472 weighted average shares outstanding. For the six months ended June 30, 1999, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 310,980; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 240,718 and (c) the weighted average shares purchased in Treasury Stock of 589,753.

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which would cause actual results to differ materially from the estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

At June 30, 1999, the consolidated assets of the Company totaled $1.36 billion, a decrease of $43.9 million, or 3.1%, from December 31, 1998.

Loans receivable, net, increased by $11.8 million, or 1.6%, to $773.0 million at June 30, 1999 compared to $761.2 million at December 31, 1998. Such increase was the result of a $23.3 million, or 19.8%, increase in the balance of commercial real estate loans, a $10.4 million, or 14.2%, increase in home equity loans, a $27.4 million, or 24.0%, increase in indirect automobile loans and a $528,000, or 11.5%, increase in credit card loans, which was offset by a $37.5 million, or 12.4%, decrease in single-family residential loans, a $5.1 million, or 6.6%, decrease in commercial business loans, a $1.6 million, or 21.7%, decrease in single-family residential construction loans and a $7.0 million, or 10.9%, decrease in other consumer loans. The changes in the loan portfolio reflect management's efforts to increase the originations of commercial real estate, commercial business, indirect automobile loans and consumer loans. Such loans generally are considered to involve more risk than 1 - 4 family residential mortgage loans, but generally have higher yields. The Company's loan to deposit ratio at June 30, 1999 was 67.7% compared to 62.5% at December 31, 1998. For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Loans held for sale decreased $807,000, or 4.4%, to $19.3 million compared to $18.5 million at December 31, 1998. Loans held for sale are single-family residential mortgage loans to be sold in the secondary market.

Interest-bearing deposits at other institutions decreased $108.5 million, or 99.6%, to $428,000 at June 30, 1999, compared to $108.9 million at December 31, 1998. Such decrease was primarily used to fund loan originations, the purchase of investment and mortgage-backed securities and net deposit withdrawals.

The Company's investment securities available for sale increased $27.5 million, or 28.3%, to $124.5 million at June 30, 1999, compared to $97.1 million at December 31, 1998. Such increase was primarily the result of purchase of $47.8 million of investment securities available for sale, which was partially offset by the maturity or redemption of $15.5 million of investment securities available for sale and a $5.0 million decrease in the market value of such securities.

Mortgage-backed securities increased $19.0 million, or 6.9%, to $296.8 million at June 30, 1999, compared to $277.8 million at December 31, 1998. Such increase was the result of $52.2 million of purchases of mortgage-backed securities, which was partially offset by $32.4 million of repayments of mortgage-backed securities and $723,000 of net amortization of premiums on mortgage-backed securities.

Deposits decreased $77.3 million, or 6.3%, to $1,141.3 million at June 30, 1999, compared to $1,218.7 million at December 31, 1998. The decrease in deposits was primarily the result of a large overnight deposit made on December 31, 1998 that was withdrawn the next business day and a decrease in time deposits due to lower pricing of non-relationship accounts.

Federal Home Loan Bank advances increased $35.4 million, or 77.6%, to $81.1 million at June 30, 1999, compared to $45.6 million at December 31, 1998. The increase in advances was the result of $949.8 million of new advances, which was partially offset by $914.4 million of advances repaid. The increase in advances was used primarily to fund net deposit decreases.

Total stockholders' equity decreased $5.7 million, or 4.6%, to $118.2 million at June 30, 1999. The decrease was the result of $7.0 million of treasury stock acquired, $2.0 million of cash dividends declared on common stock and a $3.2 million, after taxes, decrease in accumulated other comprehensive income, which was partially offset by the Company's net income of $5.7 million, $655,000 of common stock released by the ESOP, $238,000 of common stock earned by participants of the Recognition and Retention Plan and $16,000 of common stock issued out of treasury.

RESULTS OF OPERATIONS

      The Company reported net income of $2.8 million for the three months ended June 30, 1999, compared to $2.2 million earned during the three months ended June 30, 1998. The Company's net interest income increased $3.0 million and total noninterest income increased $1.7 million during the three months ended June 30, 1999 compared to the second quarter of 1998. Such increases were partially offset by a $3.6 million increase in noninterest expense and a $410,000 increase in income tax expense. The increases in interest income, interest expense, noninterest income and noninterest expense were primarily the result of the acquisition of branches from the former First Commerce Corporation ("First Commerce") in September 1998. The Bank paid $29.2 million of cash as a deposit premium and purchased $126.6 million of loans, $5.7 million of premises and equipment and $753,000 of other assets. The Bank also assumed $452.6 million of deposits and $2.7 million of other liabilities from First Commerce. The Bank received $292.4 million of net cash in the transaction.

      For the six months ended June 30, 1999, the Company earned $5.7 million compared to $4.3 million for the same period of 1998. The Company's net interest income increased $5.7 million and total noninterest income increased $3.6 million during the six months ended June 30, 1999 compared to the first six months of 1998. Such increases were partially offset by a $150,000 increase in provision for loan losses, a $7.0 million increase in noninterest expense and a $779,000 increase in income tax expense when comparing the first six months of 1999 to the same period of 1998.

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

                                                                 Three Months  Ended  June 30,
                                         -------------------------------------------------------------------------
                                                         1999                                     1998
                                         ---------------------------------          ------------------------------
                                                                    Average                                 Average
                                          Average                   Yield/          Average                 Yield/
                                          Balance       Interest    Cost(1)         Balance     Interest    Cost(1)
                                         --------       ------        ----          --------    ------        ----
Interest-earning assets:
 Loans receivable:
  Mortgage loans                         $293,837       $5,812        7.91%        $358,762    $7,165         7.99%
  Commercial loans                        210,353        4,539        8.63          131,893     3,294         9.99
  Consumer and other loans                279,364        6,037        8.64          187,521     4,110         8.77
                                       ----------      -------                   ----------   -------
       Total Loans                        783,554       16,388        8.37          678,176    14,569         8.59
                                       ----------      -------                   ----------   -------
Mortgage-backed securities                298,792        4,572        6.12          100,587     1,612         6.41
Investment securities                     140,852        2,156        6.12           64,699     1,007         6.23
Other earning assets                       11,924          137        4.60           20,303       405         7.98
                                       ----------      -------                   ----------   -------
 Total interest-earning assets          1,235,122       23,253        7.53          863,765    17,593         8.15
                                                       -------                                -------
Non-interest-earning assets               124,252                                    69,185
                                       ----------                                ----------
 Total assets                          $1,359,374                                  $932,950
                                       ==========                                ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits                        $287,595        1,607        2.24         $153,936     1,016         2.64
  Passbook savings deposits               127,181          579        1.82          107,527       628         2.34
  Certificates of deposits                631,750        7,975        5.05          448,405     6,017         5.37
                                       ----------      -------                   ----------   -------
     Total deposits                     1,046,526       10,161        3.88          709,868     7,661         4.32
Borrowings                                 63,265          926        5.85           46,371       756         6.52
                                       ----------      -------                   ----------   -------
     Total interest-bearing
       liabilities                      1,109,791       11,087        4.00          756,239     8,417         4.45
                                                       -------                                -------
Non-interest bearing demand deposits      115,825                                    48,148
Non-interest bearing liabilities           11,903                                     9,748
                                       ----------                                ----------
     Total liabilities                  1,237,519                                   814,135
Stockholders' Equity                      121,855                                   118,815
                                       ----------                                ----------
     Total liabilities and
     stockholders' equity              $1,359,374                                  $932,950
                                       ==========                                ==========
Net interest-earning assets              $125,331                                  $107,526
                                       ==========                                ==========
Net interest income/interest  rate
 spread                                                $12,166        3.53%                    $9,176         3.70%
                                                       =======       ======                   =======       ======
Net interest margin                                                   3.94%                                   4.25%
                                                                     ======                                 ======
Ratio of average interest-
 earning assets to average
  interest-bearing liabilities             111.29%                                   114.22%
                                           ======                                ==========


                                                                   Six Months  Ended  June 30,
                                         ----------------------------------------------------------------------
                                                          1999                                  1998
                                         ----------------------------------       -----------------------------
                                                                     Average                             Average
                                          Average                    Yield/       Average                Yield/
                                          Balance        Interest    Cost(1)      Balance      Interest  Cost(1)
                                         --------        -------       ----       --------     -------     ----
Interest-earning assets:
 Loans receivable:
  Mortgage loans                         $304,065       $11,729        7.71%     $349,839     $14,639      8.37%
  Commercial loans                        204,276         8,897        8.71       138,017       6,207      8.99
  Consumer and other loans                271,623        11,637        8.57       182,202       7,757      8.51
                                       ----------     ---------                 ---------    --------
       Total Loans                        779,964        32,263        8.27       670,058      28,603      8.54
                                       ----------     ---------                 ---------    --------
Mortgage-backed securities                286,873         8,897        6.20       105,380       3,423      6.50
Investment securities                     126,281         3,856        6.11        72,563       2,240      6.17
Other earning assets                       45,562           979        4.30        24,010         891      7.42
                                       ----------     ---------                 ---------    --------
 Total interest-earning assets          1,238,680        45,995        7.43       872,011      35,157      8.06
                                                      ---------                              --------
Non-interest-earning assets               122,673                                  65,693
                                       ----------                               ---------
 Total assets
Interest-bearing liabilities:          $1,361,353                                $937,704
                                       ==========                               =========
 Deposits:
  Demand deposits                        $290,267         3,160        2.18      $154,437       1,992      2.58
  Passbook savings deposits               128,410         1,160        1.81       109,179       1,279      2.34
  Certificates of deposits                637,344        16,111        5.06       454,730      12,183      5.36
                                       ----------     ---------                 ---------    --------
     Total deposits                     1,056,021        20,431        3.87       718,346      15,454      4.30
Borrowings                                 54,443         1,661        6.10        46,503       1,509      6.49
                                       ----------     ---------                 ---------    --------
     Total interest-bearing
       liabilities                      1,110,464        22,092        3.98       764,849      16,963      4.44
                                                      ---------                              --------
Non-interest bearing demand deposits      115,298                                  46,486
Non-interest bearing liabilities           12,450                                   8,416
                                       ----------                               ---------
     Total liabilities                  1,238,212                                 819,751
Stockholders' Equity                      123,141                                 117,953
                                       ----------                               ---------
     Total liabilities and
     stockholders' equity              $1,361,353                                $937,704
                                       ==========                               =========
Net interest-earning assets              $128,216                                $107,162
                                       ==========                               =========
Net interest income/interest rate
 spread                                                 $23,903       3.45%                   $18,194     3.63%
                                                      =========      =====                   ========   ======
Net interest margin                                                   3.86%                               4.17%
                                                                     =====                              ======
Ratio of average interest-
 earning assets to average
  interest-bearing liabilities             111.55%                                114.01%
                                       ==========                                =======

-----------------------

(1)  Annualized.

NET INTEREST INCOME

Net interest income increased $3.0 million, or 32.6%, to $12.2 million in the three months ended June 30, 1999, compared to $9.2 million in the three months ended June 30, 1998. The increase was due to a $5.7 million, or 32.2% increase in interest income, which was partially offset by a $2.7 million, or 31.7%, increase in interest expense. The increase in interest income was the result of a $371.4 million, or 43.0%, increase in the average balance of interest-earning assets, which was partially offset by a 62 basis point (100 basis points being equal to 1%) decrease in the yield earned on interest-earning assets. The increase in interest expense was the result of a $353.6 million, or 46.8%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 45 basis point decrease in the cost thereof. The increases in the average balances of interest-earning assets and interest-bearing liabilities were due primarily to the branch acquisition from First Commerce in September 1998. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.53% and 3.94%, respectively, during the three months ended June 30, 1999, compared to 3.70% and 4.25%, respectively, for the comparable period in 1998. The decline in interest rate spread and the net interest margin was due primarily to the lower interest rate spread and net interest margin associated with the assets and liabilities of the First Commerce branch acquisition.

For the six months ended June 30, 1999, net interest income increased $5.7 million, or 31.4%, to $23.9 million, compared to $18.2 million for the first six months of 1998. The increase was due to a $10.8 million, or 30.8%, increase in interest income, which was partially offset by a $5.1 million, or 30.2%, increase in interest expense. The increase in interest income was the result of a $366.7 million, or 42.0%, increase in the average balance of interest-earning assets, which was partially offset by a 63 basis point decrease in the yield earned on interest-earning assets. The increase in interest expense was the result of a $345.6 million, or 45.2%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 46 basis point decrease in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.45% and 3.86%, respectively, during the six months ended June 30, 1999, compared to 3.63% and 4.17%, respectively, for the comparable period in 1998.

INTEREST INCOME

The Company's total interest income was $23.3 million for the three months ended June 30, 1999, compared to $17.6 million for the three months ended June 30, 1998. The reason for the $5.7 million, or 32.2%, increase in interest income was a $1.8 million, or 12.5%, increase in interest income from loans, a $1.0 million, or 100.8%, increase in interest and dividends on investment securities and a $3.0 million, or 183.6%, increase in interest on mortgage-backed securities, which was partially offset by a $134,000, or 33.0%, decrease in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $105.4 million, or 15.5%, increase in the average balance of loans, which was partially offset by a 22 basis point decrease in the yield earned thereon. The increase in interest income from investment securities was the result of a $76.2 million, or 117.7%, increase in the average balance of investment securities, which was partially offset by an 11 basis point decrease in the yield earned thereon. The increase in interest income from mortgage-backed securities was the result of a $198.2 million, or 197.0%, increase in the average balance of mortgage-backed securities, which was partially offset by a 29 basis point decrease in the yield earned thereon. The decrease in interest from deposits at other institutions was the result of a $8.4 million, or 41.3%, decrease in the average balance of deposits at other institutions, which was partially offset by a 338 basis point decrease in the yield earned thereon.

For the six months ended June 30, 1999, total interest income was $46.0 million, compared to $35.2 million for the same period in 1998. The reasons for the $10.8 million, or 30.8%, increase in interest income were a $3.7 million, or 12.8%, increase in interest income from loans, a $1.3 million, or 60.0%, increase in interest income from investment securities, a $5.5 million, or 159.9%, increase in interest income from mortgage-backed securities and a $362,000, or 40.6%, increase in interest income from deposits at other institutions. The increase in interest from loans was the result of a $109.9 million, or 16.4%, increase in the average balance of loans, which was partially offset by a 27 basis point decrease in the yield on loans. The increase in interest and dividends on investment securities was the result of a $53.7 million, or 74.0%, increase in the average balance of investment securities, which was partially offset by a six basis point decrease in the yield on investment securities. The increase in interest on mortgage-backed securities was the result of a $181.5 million, or 172.2%, increase in the average balance of mortgage-backed securities, which was partially offset by a 30 basis point decrease in the yield on mortgage-backed securities. The increase in interest on deposits at other institutions was the result of a $21.6 million, or 89.8%, increase in the average balance of deposits at other institutions, which was partially offset by a 312 basis point decrease in the yield on deposits at other institutions.

INTEREST EXPENSE

The Company's total interest expense was $11.1 million during the three months ended June 30, 1999, compared to $8.4 million for the three months ended June 30, 1998. The reasons for the $2.7 million, or 31.7%, increase in interest expense was a $2.5 million, or 32.6%, increase in interest expense on deposits due to a $336.7 million, or 47.4%, increase in interest-bearing deposits, which was partially offset by a 44 basis point decrease in the cost of such deposits and a $170,000, or 22.5%, increase in interest expense on advances due to a $16.9 million, or 36.4%, increase in the average balance of advances, which was partially offset by a 67 basis point decrease in the cost of such advances.

For the six months ended June 30, 1998, the Company's total interest expense was $22.1 million, compared to $17.0 million for the same period in 1998. The reason for the $5.1 million, or 30.2%, increase in interest expense was a $5.0 million, or 32.2%, increase in the average balance interest-bearing deposits, which was partially offset by a 46 basis point decrease in the cost thereof and a $152,000, or 10.1%, increase in interest expense on advances due to a $7.9 million, or 17.1%, increase in the average balance of advances, which was partially offset by a 39 basis point decrease in the cost of such advances.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $265,000 in the three months ended June 30, 1999 as compared to $255,000 for the same period in 1998. The Company had $4.7 million of non-performing loans, or .34% of total assets, at June 30, 1999, compared to $5.7 million, or .41% of total assets, at December 31, 1998. As of June 30, 1999, the ratio of the Company's allowance for loan losses to non-performing loans was 153.2%, compared to 126.5% at December 31, 1998.

For the six months ended June 30, 1999, the provision for loan losses was $635,000 as compared to $485,000 for the first six months of 1998.

NONINTEREST INCOME

Noninterest income increased $1.7 million, or 91.4%, in the three months ended June 30, 1999 to $3.5 million, compared to $1.8 million for the three months ended June 30, 1998. Such increase was due primarily to a $919,000, or 99.1%, increase in service charges on deposit accounts, a $236,000, or 114.0%, increase in late charges and other fees on loans and a $587,000, or 159.5%, increase in other income, which was partially offset by an $80,000, or 23.3% decrease in gains on the sale of mortgage loans in the secondary market.

For the six months ended June 30, 1999, noninterest income increased $3.6 million, or 99.0%, to $7.3 million, compared to $3.6 million for the first six months of 1998. Such increase was due to a $1.9 million, or 101.4%, increase in service charges on deposits accounts, a $394,000, or 74.5%, increase in late charges and other fees on loans a $1.0 million, or 138.9%, increase in other income and a $277,000, or 53.1%, increase in gains on the sale of mortgage loans in the secondary market.

NONINTEREST EXPENSE

Noninterest expense increased $3.6 million, or 49.6%, in the three months ended June 30, 1999, to $10.8 million, compared to $7.2 million for the three months ended June 30, 1998. Such increase was due primarily to a $1.6 million, or 42.9%, increase in salaries and employee benefits resulting from the increased staff added in the last half of 1998 as a result primarily of the branch purchase in September 1998, a $220,000, or 54.2%, increase in depreciation expense primarily resulting from the fixed assets acquired in the branch purchase in September 1998 and the in-house data processing system installed in September 1998, a $286,000, or 61.1%, increase in occupancy expense primarily resulting from the branch purchase, a $128,000, or 51.6%, increase in franchise and shares tax primarily as a result of capital increases in the Bank, a $493,000, or 136.2%, increase in the amortization of goodwill and other acquired intangibles due to the branch acquisition and a $1.2 million, or 79.9%, increase in other expenses, which was partially offset by a $279,000, or 91.8%, decrease in computer expense.

For the six months ended June 30, 1999, noninterest expense increased $7.0 million, or 49.1%, to $21.3 million compared to $14.3 million for the same period in 1998. Such increase was primarily due to a $3.2 million, or 44.4%, increase in salaries and employee benefits, a $464,000, or 57.1%, increase in depreciation, a $587,000, or 62.2%, increase in occupancy expense, a $146,000, or 29.4%, increase in franchise and shares tax, a $977,000, or 133.7%, increase in the amortization of goodwill and other acquired intangibles and a $2.2 million, or 75.7%, increase in other expense, which was partially offset by a $565,000, or 94.8%, decrease in computer expense.

INCOME TAX EXPENSE

Income tax expense increased $410,000, or 29.6%, in the three months ended June 30, 1999 to $1.8 million, compared to $1.4 million for the three months ended June 30, 1998. The increase in income tax expense was due primarily to the increase in income before income taxes.

For the six months ended June 30, 1999, income tax expense increased $779,000, or 28.1%, to $3.5 million, compared to $2.8 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At June 30, 1999, the Company had $81.1 million in outstanding advances from the FHLB of Dallas and $4.5 million in outstanding advances from Union Planters Bank, N.A.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-
     term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and to pay maturing savings certificates and saving withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1999, the total approved loan commitments outstanding amounted to $32.0 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $142.5 million. Certificates of deposit scheduled to mature in twelve months or less at June 30, 1999 totaled $455.6 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

     At June 30, 1999, the Company and its subsidiary had regulatory capital, which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of June 30, 1999 are detailed below (dollars in thousands):

                                 Required   Capital       Actual   Capital
                                 ------------------       ----------------
                                  Amount   Percent         Amount  Percent
                                  ------   -------         ------  -------

         Tier 1 Leverage         $39,471     3.00%         $77,482    5.89%

         Tier 1 Risk-Based       $29,986     4.00%         $77,482   10.34%

         Total Risk-Based        $59,972     8.00%         $84,592   11.28%

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

      To assure that all systems are Y2K compliant, internal testing and validation began in the fourth quarter of 1998 and has been completed as of June 30, 1999.

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

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on April 16,
          1999.

          1. With respect to the election of two directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2002 or until their respective successors are elected and qualified, the following are the number of shares voted for each nominee:

               Harry V. Barton, Jr.         For   5,748,228            Withheld   184,301
               E. Stewart Shea, III         For   5,783,142            Withheld   149,552
               Arthur Mixon                 For         165            Withheld         0

          2. With respect to the adoption of the 1999 Stock Option Plan, the number of shares voted:

               For   4,240,907                       Against   1,670,070        Abstain   21,718

          3. With Respect to the ratification of Castaing, Hussey, Lolan and Dauterive, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1999, the following are the number of shares voted:

               For   5,903,637                       Against   26,671           Abstain   2,387

          4. With respect to the Stockholder Proposal restricting the ownership of the Company's stock, The following are the number of shares voted:

               For   923,635                         Against   3,431,009        Abstain   41,955

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          10.3 Employment Agreement among ISB Financial Corporation, IBERIABANK And Larrey G. Mouton dated July 7, 1999.

          10.7 Employment Agreement among ISB Financial Corporation, IBERIABANK And Daryl G. Byrd dated July 7, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ISB FINANCIAL CORPORATION


Date:    August 11, 1999        By:      /s/   Larrey G. Mouton
                                   -------------------------------------
                              Larrey G. Mouton,  Chief Executive Officer


Date:    August 11, 1999        By:      /s/    James R. McLemore, Jr.
                                   -------------------------------------
                              James R. McLemore, Jr., Senior Vice President and Chief Financial Officer