Form 10-Q
period 1999-09-30
ISB FINANCIAL CORP/LA
filed 1999-11-15
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _________________

                         Commission File Number 0-25756


                            ISB Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                                72-1280718
------------------------------------------------                ----------------
(State or other jurisdiction of incorporation or                 (I.R.S. Employer
               organization)                                   Identification Number)


     1101 East Admiral Doyle Drive
         New Iberia, Louisiana                                         70560
------------------------------------------------                ----------------
 (Address of principal executive office)                            (Zip Code)


                                 (337) 365-2361
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of November 9, 1999, 6,546,374 shares of the Registrants' common stock were issued and outstanding. Of that total, 573,654 shares are held by the Registrant's Employee Stock Ownership Plan, of which 279,997 shares were not committed to be released.

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART 1.   FINANCIAL INFORMATION                                                PAGE
-------   ---------------------                                                ----


Item 1.   Financial Statements

          Consolidated Statements of Financial Condition                       3
          (As of September 30, 1999 and December 31, 1998)

          Consolidated Statements of Income (For the three and nine            4
          months ended September 30, 1999 and 1998)

          Consolidated Statements of Stockholders' Equity (For the             5
          nine months ended September 30, 1999 and 1998)

          Consolidated Statements of Cash Flows (For the nine                  6
          months ended September 30, 1999 and 1998)

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition          9
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk           17


PART 2.   OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings                                                    18

Item 2.   Changes in Securities                                                18

Item 3.   Defaults Upon Senior Securities                                      18

Item 4.   Submission of Matters to a Vote of Security Holders                  18

Item 5.   Other Information                                                    18

Item 6.   Exhibits and Reports on Form 8-K                                     18


SIGNATURES                                                                     19


                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                    (Dollars in Thousands, Except Share Data)



                                     ASSETS
                                     ------

                                                                      September 30,            December 31,
                                                                          1999                      1998
                                                                     ----------------      ------------------
Cash and Cash Equivalents:
       Cash on Hand and Due from Banks                                 $      32,595           $      36,953
       Interest Bearing Deposits                                               3,092                 108,918
Investment Securities:
       Held to Maturity (fair value of $2,260 and $2,675,                      2,259                   2,673
       respectively)
       Available for Sale, at fair value                                     119,015                  97,085
Mortgage-Backed Securities Held to Maturity (fair                            284,330                 277,798
       value of $290,301 and $277,692, respectively)
Loans Held For Sale                                                            4,437                  18,495
Loans Receivable, Net                                                        820,097                 761,175
Foreclosed Property                                                              352                     384
Premises and Equipment, Net                                                   26,792                  27,326
Federal Home Loan Bank Stock, at Cost                                          6,337                  10,245
Accrued Interest Receivable                                                    7,389                   7,667
Goodwill and Acquisition Intangibles                                          42,912                  45,352
Other Assets                                                                   5,937                   7,559
                                                                     ----------------      ------------------

TOTAL ASSETS                                                             $ 1,355,544           $   1,401,630
                                                                     ================      ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
Deposits                                                                 $ 1,098,113           $   1,218,698
Federal Home Loan Bank Advances                                              119,512                  45,639
Long Term Debt                                                                 5,575                       0
Advance Payments by Borrowers for Taxes and Insurance                          1,619                   1,228
Accrued Interest Payable on Deposits                                           5,291                   6,708
Accrued and Other Liabilities                                                  5,294                   5,390
                                                                     ----------------      ------------------

TOTAL LIABILITIES                                                          1,235,404               1,277,663
                                                                     ----------------      ------------------

STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized                       0                       0
    -0- shares issued or outstanding
Common Stock of $1 par value, authorized 25,000,000                            7,381                   7,381
   shares, 7,380,671 shares issued
Additional Paid-in Capital                                                    68,554                  68,021
Retained Earnings (Substantially Restricted)                                  69,036                  63,527
Unearned Common Stock Held by ESOP                                            (2,800)                 (3,267)
Unearned Common Stock Held by RRP Trust                                       (3,353)                 (3,683)
Treasury Stock, 834,297 and 498,805 shares, at cost                          (15,391)                 (8,361)
Accumulated Other Comprehensive Income                                        (3,287)                    349
                                                                     ----------------      ------------------

TOTAL STOCKHOLDERS' EQUITY                                                   120,140                 123,967
                                                                     ----------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  1,355,544          $    1,401,630
                                                                     ================      ==================


                See Notes to Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)




                                                                      For the Three Months                For the Nine Months
                                                                      Ended September 30,                 Ended September 30,
                                                                  ---------------------------        ----------------------------
                                                                      1999             1998              1999              1998
                                                                  ---------         ---------        ---------          ---------
INTEREST INCOME:
        Interest on Loans                                         $  16,951         $  15,255        $  49,215          $  43,857
        Interest and Dividends on Investment Securities               2,000             1,118            5,857              3,359
        Interest on Mortgage-Backed Securities                        4,501             2,524           13,398              5,946
        Interest on Deposits                                              8               727              986              1,619
                                                                  ---------         ---------        ---------          ---------

Total Interest Income                                                23,460            19,624           69,456             54,781
                                                                  ---------         ---------        ---------          ---------


INTEREST EXPENSE:

        Interest on Deposits                                         10,011             8,543           30,443             23,997
        Interest on Federal Home Loan Bank Advances                   1,447             1,145            3,107              2,654
                                                                  ---------         ---------        ---------          ---------

Total Interest Expense                                               11,458             9,688           33,550             26,651
                                                                  ---------         ---------        ---------          ---------

Net Interest Income                                                  12,002             9,936           35,906             28,130

Provision for Loan Losses                                               288               206              923                691
                                                                  ---------         ---------        ---------          ---------

Net Interest Income After Provision for Loan Losses                  11,714             9,730           34,983             27,439
                                                                  ---------         ---------        ---------          ---------

NONINTEREST INCOME:

        Gain on the Sale of Property                                     60                 -              125                 14
        Gain on the Sale of Loans                                       192               523              990              1,045
        Service Charges on Deposit Accounts                           2,011             1,063            5,738              2,913
        Late Charges and Other Fees on Loans                            283               232            1,206                761
        Other Income                                                    838               365            2,576              1,093
                                                                  ---------         ---------        ---------          ---------

Total Noninterest Income                                              3,384             2,183           10,635              5,826
                                                                  ---------         ---------        ---------          ---------

NONINTEREST EXPENSE:

        Salaries and Employee Benefits                                5,321             4,139           15,645             11,290
        SAIF Deposit Insurance Premium                                  109               108              354                327
        Depreciation Expense                                            660               468            1,938              1,282
        Occupancy Expense                                               807               542            2,337              1,485
        Computer Expense                                                 37               298               68                893
        Marketing and Advertising                                       230               264              704                717
        Franchise and Shares Tax Expense                                345               248              988                745
        Amortization of Goodwill and Other Acquired Intangibles         843               472            2,551              1,203
        Other Expenses                                                2,208             1,663            7,259              4,539
                                                                  ---------         ---------        ---------          ---------
Total Noninterest Expense                                            10,560             8,202           31,844             22,481
                                                                  ---------         ---------        ---------          ---------

Income Before Income Tax Expense                                      4,538             3,711           13,774             10,784

Income Tax Expense                                                    1,751             1,489            5,300              4,259
                                                                  ---------         ---------        ---------          ---------

NET INCOME                                                        $   2,787         $   2,222        $   8,474          $   6,525
                                                                  =========         =========        =========          =========

EARNINGS PER SHARE - BASIC                                        $    0.46         $    0.35        $    1.37          $    1.04
                                                                  =========         =========        =========          =========
EARNINGS PER SHARE - DILUTED                                      $    0.45         $    0.34        $    1.35          $    1.00
                                                                  =========         =========        =========          =========




                See Notes to Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)

                                                                                                                 Unearned
                                                                                                Unearned          Common
                                                               Additional                        Common            Stock
                                                  Common        Paid In           Retained     Stock Held        Held By
                                                   Stock        Capital           Earnings      By ESOP         RRP Trust
                                                ----------    -----------      ------------    ----------     -----------
BALANCE, DECEMBER 31, 1997                      $    7,381    $    66,798      $     57,096    $   (3,921)    $   (4,082)

Comprehensive Income:

   Net Income                                                                         6,525

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of $20
Total Comprehensive Income
Cash Dividends Declared                                                              (2,787)
Common Stock Released by                                              784                             494
     ESOP Trust
Common Stock earned by Participants                                    32                                            295
     of Management Recognition Plan
Treasury Stock Acquired
Stock Options Exercised                                                 7
                                                ----------    -----------      ------------    ----------     -----------

BALANCE,  SEPTEMBER 30, 1998                    $    7,381    $    67,621      $     60,834    $   (3,427)    $   (3,787)
                                                ==========    ===========      ============    ==========     ===========


BALANCE, DECEMBER 31, 1998                      $    7,381    $    68,021      $     63,527    $   (3,267)    $   (3,683)

Comprehensive Income:

   Net Income                                                                         8,474
   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of ($1,749)
Total Comprehensive Income
Cash Dividends Declared                                                              (2,965)
Common Stock Released by                                              375                             467
   ESOP Trust
Common Stock Earned by Participants                                   157                                            330
     of Recognition and Retention Plan Trust
Treasury Stock Acquired
Stock Options Exercised                                                 1
                                                ----------    -----------      ------------    ----------     -----------
BALANCE, SEPTEMBER 30, 1999                     $    7,381    $    68,554      $     69,036    $   (2,800)    $   (3,353)
                                                ==========    ===========      ============    ==========     ==========

                                                                      Accumulated
                                                                         Other                   Total
                                                   Treasury         Comprehensive            Stockholders'
                                                    Stock               Income                  Equity
                                                  ----------         -----------            ------------

BALANCE, DECEMBER 31, 1997                        $   (7,929)        $     221              $   115,564

Comprehensive Income:

   Net Income                                                                                     6,525

   Change in Unrealized Gain (Loss) on                                     198                      198

                                                                                            ------------
     Securities Available for Sale
     Net of Deferred Taxes of $20
Total Comprehensive Income                                                                        6,723
Cash Dividends Declared                                                                          (2,787)
Common Stock Released by                                                                          1,278
     ESOP Trust
Common Stock earned by Participants                                                                 327
     of Management Recognition Plan
Treasury Stock Acquired                                 (503)                                      (503)
Stock Options Exercised                                   71                                         78
                                                  ----------         ---------              ------------
BALANCE,  SEPTEMBER 30, 1998                      $   (8,361)        $     419                  120,680
                                                  ==========         =========              ===========

BALANCE, DECEMBER 31, 1998                        $   (8,361)        $     349                  123,967

Comprehensive Income:

   Net Income                                                                                     8,474
   Change in Unrealized Gain (Loss) on                                  (3,636)                  (3,636)
     Securities Available for Sale
     Net of Deferred Taxes of ($1,749)
                                                                                            ------------
Total Comprehensive Income                                                                        4,838
Cash Dividends Declared                                                                          (2,965)
Common Stock Released by                                                                            842
   ESOP Trust
Common Stock Earned by Participants                                                                 487
     of Recognition and Retention Plan Trust
Treasury Stock Acquired                               (7,045)                                    (7,045)
Stock Options Exercised                                   15                                         16
                                                  ----------         ---------              -----------
BALANCE, SEPTEMBER 30, 1999                       $  (15,391)        $  (3,287)             $   120,140
                                                  ==========         =========              ===========

                See Notes to Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in Thousands)



                                                                         1999                           1998
                                                                     -------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                            $      8,474                $      6,525
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Depreciation and Amortization                                         4,964                       2,606
       Provision for Loan Losses                                               923                         691
       Compensation Expensed Recognized on RRP                                 373                         327
       (Gain) Loss on Sale of Premises and Equipment                          (107)                        (12)
       Book Value of Equipment Donated                                         120                           0
       (Gain) Loss on Sale of Real Estate Owned                                (30)                         41
       Gain on Sale of Loans Held for Sale                                    (991)                       (799)
       Gain on Sale of Investments                                               0                          (3)
       Amortization of Premium/Discount on Investments                         852                         (23)
       Current Provision for Deferred Income Taxes                              (4)                        (33)
       FHLB Stock Dividends                                                   (355)                       (272)
       Loans Originated for Resale                                         (44,340)                    (48,683)
       Proceeds from Loans Sold to Others                                   60,453                      49,482
       Income Reinvested on Marketable Equity Security                        (241)                       (245)
       ESOP Contribution                                                       956                       1,223
       Changes in Assets and Liabilities:
          (Increase) Decrease in Accrued Interest Receivable                   278                      (1,052)
          Decrease in Other Assets and Other Liabilities                     1,468                         754
                                                                     -------------                ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   32,793                      10,527
                                                                     -------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds From Calls of Held to Maturity Securities                        0                          68
       Proceeds From Sales of Available for Sale Securities                      0                       8,498
       Proceeds From Maturities of Held to Maturity Securities                 414                         365
       Proceeds From Maturities of Available for Sale Securities            20,500                      21,345
       Proceeds From Mortgage-Backed Securities                                  0                         391
       Principal Collections on Mortgage-Backed Securities                  44,840                      31,146
       Purchases of Securities Available for Sale                          (47,837)                    (54,981)
       Purchases of Held to Maturity Securities                                  0                      (1,295)
       Purchases of Mortgage-Backed Securities                             (52,161)                   (162,103)
       Increase in Loans Receivable, Net                                   (61,695)                    (14,041)
       Proceeds From FHLB Stock Redemption                                   4,853                       1,162
       Purchase of FHLB Stock                                                 (590)                     (4,828)
       Purchase of Branch Deposits and Related Assets                            0                     293,029
       Proceeds From Sale of Premises and Equipment                            503                         202
       Purchases of Premises and Equipment                                  (1,919)                     (3,308)
       Proceeds From Disposition of Real Estate Owned                          840                         497
                                                                     -------------                ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (92,252)                    116,147
                                                                     -------------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Change in Demand, NOW, Money Market and
          Savings Deposits                                                 (62,238)                     (2,702)
       Net Change in Time Deposits                                         (58,347)                    (24,202)
       Increase in Escrow Funds and Miscellaneous
          Deposits, Net                                                        391                         308
       Proceeds From FHLB Advances                                       2,131,360                           0
       Principal Repayments of FHLB Advances                            (2,057,487)                       (810)
       Issuance of LT Debt                                                   5,575                           0
       Dividends Paid to Shareholders                                       (2,950)                     (2,625)
       Proceeds From Sale of Treasury Stock                                     16                          78
       Payments to Repurchase Common Stock                                  (7,045)                       (503)
                                                                     -------------                ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (50,725)                    (30,456)
                                                                     -------------                ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                               (110,184)                     96,218
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           145,871                      44,307
                                                                     -------------                ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     35,687                $    140,525
                                                                     =============                ============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
       Acquisition of Real Estate in Settlement of Loans              $        769                $        487
                                                                     =============                ============
SUPPLEMENTAL DISCLOSURES:
Cash Paid (Received) For:
       Interest on Deposits and Borrowings                            $     34,967                $     23,559
                                                                     =============                ============
       Income Taxes                                                   $      4,673                $      3,662
                                                                     =============                ============
       Income Tax Refunds                                             $          9                $          -
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

2. LONG TERM DEBT

On March 4, 1999, the Company entered into a revolving line of credit agreement with Union Planters Bank, N.A in the amount of $15.0 million. This revolving line of credit is to be used for general operating purposes, including the repurchase of the Company's common stock and for capital investment in the Bank. The maturity date of the agreement is March 31, 2001. The Company is required to make quarterly payments of interest at an interest rate equal to Wall Street Prime minus .50% and any balance outstanding under the agreement will be due at maturity. As security for the line of credit, the Company has pledged 100% of the outstanding common stock of the Bank. At September 30, 1999, the Company had drawn $5.6 million on the line of credit.

3. LOANS RECEIVABLE

Loans receivable (in thousands) at September 30, 1999 and December 31, 1998 consisted of the following:


                                                         Sept. 30,           Dec. 31,
                                                           1999                1998
                                                       ---------            ----------
Residential Mortgage Loans:
    Single-family                                      $ 270,542            $  301,468
    Construction                                           5,929                 7,549
                                                       ---------            ----------
       Total Residential Mortgage Loans                  276,471               309,017
Commercial Loans:
    Business                                              81,991                83,368
    Real Estate                                          154,117               117,628
                                                       ---------            ----------
       Total Commercial Loans                            236,108               200,996
Consumer Loans:
       Home Equity                                        86,661                73,184
       Automobile                                         22,823                24,630
       Indirect Automobile                               164,214               114,337
       Mobile Home                                         2,436                 2,511
       Educational                                           212                   624
       Credit Card                                         5,566                 4,584
       Loans on Savings                                    5,155                 8,104
       Other                                              25,091                27,753
                                                       ---------            ----------
              Total Consumer Loans                       312,158               255,727
                                                       ---------            ----------
              Total Loans Receivable                     824,737               765,740
Adjustments:
Allowance for Loan Losses                              (   7,438)           (    7,135)
Prepaid Dealer Participation                               5,865                 4,145
Unearned Interest                                      (     230)           (      236)
Deferred Loan Fees & Purchased Discounts, Net          (   2,837)           (    1,339)
                                                       ---------            ----------

Loans Receivable, Net                                  $ 820,097            $  761,175
                                                       =========            ==========



4. EARNINGS PER SHARE

Basic earnings per share were based on 6,036,554 weighted average shares outstanding during the three month period ended September 30, 1999. Diluted earnings per share were based on 6,133,017 weighted average shares outstanding during the three month period ended September 30, 1999. For the three months ended September 30, 1999, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 287,690; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 222,130 and (c) the weighted average shares purchased in Treasury Stock of 834,297.

For the nine months ended September 30, 1999, basic earnings per share were based on 6,171,897 weighted average shares outstanding and diluted earnings per share were based on 6,293,987 weighted average shares outstanding. For the nine months ended September 30, 1999, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 303,217; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 234,455 and (c) the weighted average shares purchased in Treasury Stock of 672,874.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

At September 30, 1999, the consolidated assets of the Company totaled $1.36 billion, a decrease of $46.1 million, or 3.3%, from December 31, 1998.

Loans receivable, net, increased by $58.9 million, or 7.7%, to $820.1 million at September 30, 1999 compared to $761.2 million at December 31, 1998. Such increase was the result of a $34.9 million, or 29.7%, increase in the balance of commercial real estate loans, a $13.5 million, or 18.4%, increase in home equity loans, a $49.9 million, or 43.6%, increase in indirect automobile loans and a $982,000, or 21.4%, increase in credit card loans, which was partially offset by a $30.9 million, or 10.3%, decrease in single-family residential loans, a $1.4 million, or 1.7%, decrease in commercial business loans, a $1.6 million, or 21.5%, decrease in single-family residential construction loans, a $2.9 million, or 36.4%, decrease in loans on savings and a $2.5 million, or 8.8%, decrease in other consumer loans. The changes in the loan portfolio reflect management's efforts to increase the originations of commercial real estate, commercial business, indirect automobile loans and consumer loans. Such loans generally are considered to involve more risk than 1 - 4 family residential mortgage loans, but generally have higher yields. The Company's loan to deposit ratio at September 30, 1999 was 74.7% compared to 62.5% at December 31, 1998. For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Loans held for sale decreased $14.1 million, or 76.0%, to $4.4 million compared to $18.5 million at December 31, 1998. Loans held for sale are single-family residential mortgage loans to be sold in the secondary market.

Interest-bearing deposits at other institutions decreased $105.8 million, or 97.2%, to $3.1 million at September 30, 1999, compared to $108.9 million at December 31, 1998. Such decrease was primarily used to fund loan originations, the purchase of investment and mortgage-backed securities and net deposit withdrawals.

The Company's investment securities available for sale increased $21.9 million, or 22.6%, to $119.0 million at September 30, 1999, compared to $97.1 million at December 31, 1998. Such increase was primarily the result of the purchase of $47.8 million of investment securities available for sale, which was partially offset by the maturity or redemption of $20.5 million of investment securities available for sale and a $5.4 million decrease in the market value of such securities.

Mortgage-backed securities increased $6.5 million, or 2.4%, to $284.3 million at September 30, 1999, compared to $277.8 million at December 31, 1998. Such increase was the result of $52.1million of purchases of mortgage-backed securities, which was partially offset by $44.8 million of repayments of mortgage-backed securities and $789,000 of net amortization of premiums on mortgage-backed securities.

Deposits decreased $120.6 million, or 9.9%, to $1,098.1 million at September 30, 1999, compared to $1,218.7 million at December 31, 1998. The decrease in deposits was primarily the result of a $15 million overnight deposit made on December 31, 1998 that was withdrawn the next business day, a $58.3 million decrease in time deposits due primarily to lower pricing of non-relationship accounts and the runoff of transaction accounts, primarily from the former First Commerce branches acquired in September of 1998.

Federal Home Loan Bank advances increased $73.9 million, or 161.9%, to $119.5 million at September 30, 1999, compared to $45.6 million at December 31, 1998. The net increase in advances was in short term advances with a duration of 8 days or less. No new long term borrowings were made in 1999. The increase in advances was used primarily to fund net deposit decreases.

Total stockholders' equity decreased $3.9 million, or 3.1%, to $120.0 million at September 30, 1999. The decrease was the result of $7.0 million of treasury stock acquired, $3.0 million of cash dividends declared on common stock and a $3.6 million, after taxes, decrease in accumulated other comprehensive income, which was partially offset by the Company's net income of $8.5 million, $842,000 of common stock released by the ESOP, $487,000 of common stock earned by participants of the Recognition and Retention Plan and $16,000 of common stock issued out of treasury upon exercise of stock options.

RESULTS OF OPERATIONS

     The Company reported net income of $2.8 million for the three months ended September 30, 1999, compared to $2.2 million earned during the three months ended September 30, 1998. The Company's net interest income increased $2.1 million and total noninterest income increased $1.2 million during the three months ended September 30, 1999 compared to the third quarter of 1998. Such increases were partially offset by a $2.4 million increase in noninterest expense and a $262,000 increase in income tax expense. The increases in interest income, interest expense, noninterest income and noninterest expense were primarily the result of the acquisition of branches from the former First Commerce Corporation ("First Commerce") in September 1998. The Bank paid $29.2 million of cash as a deposit premium and purchased $126.6 million of loans, $5.7 million of premises and equipment and $753,000 of other assets. The Bank also assumed $452.6 million of deposits and $2.7 million of other liabilities from First Commerce. The Bank received $292.4 million of net cash in the transaction.

     For the nine months ended September 30, 1999, the Company earned $8.5 million compared to $6.5 million for the same period of 1998. The Company's net interest income increased $7.5 million and total noninterest income increased $4.8 million during the nine months ended September 30, 1999 compared to the first nine months of 1998. Such increases were partially offset by a $232,000 increase in provision for loan losses, a $9.4 million increase in noninterest expense and a $1.0 million increase in income tax expense when comparing the first nine months of 1999 to the same period of 1998.

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


                                                                       Three Months Ended September 30,
                                                        -----------------------------------------------------------------------
                                                                      1999                                  1998
                                                        -----------------------------------    --------------------------------
                                                                                  Average                                Average
                                                           Average                 Yield/        Average               Yield/
                                                           Balance     Interest    Cost(1)       Balance     Interest    Cost(1)
                                                        -------------- ---------  ---------    ------------  ---------------------
Interest-earning  assets:
   Loans  receivable:
     Mortgage  loans                                         $280,401    $5,486       7.83 %      $342,943    $ 6,930     8.08 %
     Commercial  loans                                        216,420     4,908       9.07         151,175      3,552     9.40
     Consumer  and  other  loans                              306,667     6,558       8.55         213,490      4,772     8.94
                                                             --------    ------                   --------     ------
          Total  Loans                                        803,488    16,952       8.44         707,608     15,254     8.62
                                                             --------   -------                   --------    -------
Mortgage-backed  securities                                   291,044     4,501       6.19         157,281      2,523     6.42
Investment  securities                                        129,084     2,001       6.20          68,085      1,119     6.57
Other  earning  assets                                          1,241         7       2.26          60,009        728     4.85
                                                               ------        --                    -------       ----
   Total  interest-earning  assets                          1,224,857    23,461       7.66         992,983     19,624     7.91
                                                                        -------                               -------
Non-interest-earning  assets                                  124,680                               68,019
                                                             --------                              -------
   Total  assets                                           $1,349,537                           $1,061,002
                                                           ==========                          ===========
Interest-bearing  liabilities:
   Deposits:
     Demand  deposits                                        $273,547     1,603       2.34        $181,413      1,232     2.72
     Passbook  savings  deposits                              132,358       687       2.08         110,164        608     2.21
     Certificates  of  deposits                               608,480     7,722       5.08         499,248      6,704     5.37
                                                             --------    ------                   --------     ------
        Total  deposits                                     1,014,385    10,012       3.95         790,825      8,544     4.32
Borrowings                                                     92,877     1,446       6.23          72,708      1,144     6.29
                                                              -------    ------                    -------     ------
        Total  interest-bearing
          liabilities                                       1,107,262    11,458       4.14         863,533      9,688     4.49
                                                                        -------                                ------
Non-interest  bearing  demand deposits                        112,081                               63,792
Non-interest  bearing  liabilities                             10,831                               13,343
                                                              -------                              -------
        Total  liabilities                                  1,230,174                              940,668
Stockholders' Equity                                          119,363                              120,334
                                                             --------                             --------
        Total  liabilities  and  stockholders' equity      $1,349,537                           $1,061,002
                                                           ==========                          ===========
Net  interest-earning  assets                               $ 117,595                             $129,450
                                                            =========                            =========
Net  interest  income/interest  rate
   spread                                                               $12,003       3.52  %                 $ 9,936     3.42  %
                                                                        ========      =====                   =======     =====
Net  interest  margin                                                                 3.92  %                             4.00  %
                                                                                      =====                               =====
Ratio  of  average  interest-
   earning  assets  to  average
     interest-bearing  liabilities                             110.62%                              114.99%
                                                              =======                              =======




                                                                           Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------
                                                                      1999                                 1998
                                                        ----------------------------------    --------------------------------
                                                                                    Average                             Average
                                                          Average                  Yield/      Average                Yield/
                                                          Balance      Interest     Cost(1)    Balance    Interest   Cost(1)
                                                        ------------- -----------  ---------------------- ---------- ---------
Interest-earning  assets:
   Loans  receivable:
     Mortgage  loans                                        $296,091     $17,215     7.75 %     $357,095    $21,569       8.05 %
     Commercial  loans                                       208,528      13,805     8.83        134,008      9,759       9.71
     Consumer  and  other  loans                             283,273      18,195     8.56        191,607     12,529       8.72
                                                            --------     -------                --------    -------
          Total  Loans                                       787,892      49,215     8.33        682,710     43,857       8.57
                                                            --------     -------                --------    -------
Mortgage-backed  securities                                  288,278      13,398     6.20        122,870      5,946       6.45
Investment  securities                                       127,225       5,857     6.14         69,551      3,359       6.44
Other  earning  assets                                        30,626         986     4.29         38,627      1,619       5.59
                                                             -------        ----                 -------     ------
   Total  interest-earning  assets                         1,234,021      69,456     7.50        913,758     54,781       7.99
                                                                         -------                            -------
Non-interest-earning  assets                                 123,345                              62,916
                                                            --------                             -------
   Total  assets                                          $1,357,366                            $976,674
                                                         ===========                            ========
Interest-bearing  liabilities:
   Deposits:
     Demand  deposits                                       $284,633       4,763     2.23       $165,212      3,224       2.60
     Passbook  savings  deposits                             129,740       1,847     1.90        109,512      1,887       2.30
     Certificates  of  deposits                              627,617      23,833     5.06        460,884     18,887       5.46
                                                            --------     -------                --------    -------
        Total  deposits                                    1,041,990      30,443     3.90        735,608     23,998       4.35
Borrowings                                                    67,379       3,107     6.15         55,334      2,653       6.39
                                                             -------      ------                 -------     ------
        Total  interest-bearing
          liabilities                                      1,109,369      33,550     4.03        790,942     26,651       4.49
                                                                         -------                            -------
Non-interest  bearing  demand deposits                       114,213                              52,334
Non-interest  bearing  liabilities                            11,902                              14,650
                                                             -------                             -------
        Total  liabilities                                 1,235,484                             857,926
Stockholders' Equity                                         121,881                             118,748
                                                            --------                            --------
        Total  liabilities  and  stockholders' equity     $1,357,365                            $976,674
                                                         ===========                            ========
Net  interest-earning  assets                               $124,652                            $122,816
                                                           =========                            ========
Net  interest  income/interest  rate
   spread                                                                $35,906     3.47  %                $28,130      3.50  %
                                                                         ========    =====                  ========     =====
Net  interest  margin                                                                3.88  %                             4.10  %
                                                                                     =====                               =====
Ratio  of  average  interest-
   earning  assets  to  average
     interest-bearing  liabilities                            111.24%                             115.53%
                                                             =======                             =======


--------------------

(1) Annualized.

     NET INTEREST INCOME

     Net interest income increased $2.1 million, or 20.8%, to $12.0 million in the three months ended September 30, 1999, compared to $9.9 million in the three months ended September 30, 1998. The increase was due to a $3.8 million, or 19.5% increase in interest income, which was partially offset by a $1.8 million, or 18.3%, increase in interest expense. The increase in interest income was the result of a $231.9 million, or 23.4%, increase in the average balance of interest-earning assets, which was partially offset by a 25 basis point (100 basis points being equal to 1%) decrease in the yield earned on interest-earning assets. The increase in interest expense was the result of a $243.7 million, or 28.2%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 35 basis point decrease in the cost thereof. The increases in the average balances of interest-earning assets and interest-bearing liabilities were due primarily to the branch acquisition from First Commerce in September 1998. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 3.52% and 3.92%, respectively, during the three months ended September 30, 1999, compared to 3.42% and 4.00%, respectively, for the comparable period in 1998.

     For the nine months ended September 30, 1999, net interest income increased $7.8 million, or 27.6%, to $35.9 million, compared to $28.1 million for the first nine months of 1998. The increase was due to a $14.7 million, or 26.8%, increase in interest income, which was partially offset by a $6.9 million, or 25.9%, increase in interest expense. The increase in interest income was the result of a $320.3 million, or 35.0%, increase in the average balance of interest-earning assets, which was partially offset by a 49 basis point decrease in the yield earned on interest-earning assets. The increase in interest expense was the result of a $318.4 million, or 40.3%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 46 basis point decrease in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.47% and 3.88%, respectively, during the nine months ended September 30, 1999, compared to 3.50% and 4.10%, respectively, for the comparable period in 1998.

     INTEREST INCOME

     The Company's total interest income was $23.5 million for the three months ended September 30, 1999, compared to $19.6 million for the three months ended September 30, 1998. The reason for the $3.8 million, or 19.5%, increase in interest income was a $1.7 million, or 11.1%, increase in interest income from loans, a $882,000, or 78.9%, increase in interest and dividends on investment securities and a $2.0 million, or 78.3%, increase in interest on mortgage-backed securities, which was partially offset by a $719,000, or 98.9%, decrease in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $95.9 million, or 13.5%, increase in the average balance of loans, which was partially offset by an 18 basis point decrease in the yield earned thereon. The increase in interest income from investment securities was the result of a $61.0 million, or 89.6%, increase in the average balance of investment securities, which was partially offset by an 37 basis point decrease in the yield earned thereon. The increase in interest income from mortgage-backed securities was the result of a $133.8 million, or 85.0%, increase in the average balance of mortgage-backed securities, which was partially offset by a 23 basis point decrease in the yield earned thereon. The decrease in interest from deposits at other institutions was the result of a $58.8 million, or 97.9%, decrease in the average balance of deposits at other institutions, together with a 259 basis point decrease in the yield earned thereon.

     For the nine months ended September 30, 1999, total interest income was $69.5 million, compared to $54.8 million for the same period in 1998. The reasons for the $14.7 million, or 26.8%, increase in interest income were a $5.4 million, or 12.2%, increase in interest income from loans, a $2.5 million, or 74.4%, increase in interest income from investment securities and a $7.5 million, or 125.3%, increase in interest income from mortgage-backed securities, which was partially offset by a $633,000, or 39.1%, decrease in interest income from deposits at other institutions. The increase in interest from loans was the result of a $105.2 million, or 15.4%, increase in the average balance of loans, which was partially offset by a 24 basis point decrease in the yield on loans. The increase in interest and dividends on investment securities was the result of a $57.7 million, or 82.9%, increase in the average balance of investment securities, which was partially offset by a 30 basis point decrease in the yield on investment securities. The increase in interest on mortgage-backed securities was the result of a $165.4 million, or 134.6%, increase in the average balance of mortgage-backed securities, which was partially offset by a 25 basis point decrease in the yield on mortgage-backed securities. The decrease in interest on deposits at other institutions was the result of a $8.0 million, or 20.7%, decrease in the average balance of deposits at other institutions, together with a 130 basis point decrease in the yield on deposits at other institutions.

     INTEREST EXPENSE

     The Company's total interest expense was $11.5 million during the three months ended September 30, 1999, compared to $9.7 million for the three months ended September 30, 1998. The reasons for the $1.8 million, or 18.3%, increase in interest expense was a $1.5 million, or 17.2%, increase in interest expense on deposits due to a $223.6 million, or 28.3%, increase in the average balance of interest-bearing deposits, which was partially offset by a 37 basis point decrease in the cost of such deposits and a $302,000, or 26.4%, increase in interest expense on advances due to a $20.2 million, or 27.7%, increase in the average balance of advances, which was partially offset by a 6 basis point decrease in the cost of such advances.

     For the nine months ended September 30, 1998, the Company's total interest expense was $33.6 million, compared to $26.7 million for the same period in 1998. The reason for the $6.9 million, or 25.9%, increase in interest expense was a $306.4 million, or 41.7%, increase in the average balance of interest-bearing deposits, which was partially offset by a 45 basis point decrease in the cost thereof and a $454,000, or 17.1%, increase in interest expense on advances due to a $12.0 million, or 21.8%, increase in the average balance of advances, which was partially offset by a 24 basis point decrease in the cost of such advances.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $288,000 in the three months ended September 30, 1999 as compared to $206,000 for the same period in 1998. The Company had $5.1 million of non-performing loans, or .38% of total assets, at September 30, 1999, compared to $5.6 million, or .38% of total assets, at December 31, 1998. As of September 30, 1999, the ratio of the Company's allowance for loan losses to non-performing loans was 145.8%, compared to 126.5% at December 31, 1998.

     For the nine months ended September 30, 1999, the provision for loan losses was $923,000 as compared to $691,000 for the first nine months of 1998.

     NONINTEREST INCOME

     Noninterest income increased $1.2 million, or 55.0%, in the three months ended September 30, 1999 to $3.4 million, compared to $2.2 million for the three months ended September 30, 1998. Such increase was due primarily to a $948,000, or 89.2%, increase in service charges on deposit accounts, a $51,000, or 22.0%, increase in late charges and other fees on loans and a $473,000, or 129.6%, increase in other income, which was partially offset by a $331,000, or 63.3% decrease in gains on the sale of mortgage loans in the secondary market.

     For the nine months ended September 30, 1999, noninterest income increased $4.8 million, or 82.5%, to $10.6 million, compared to $5.8 million for the first nine months of 1998. Such increase was due to a $2.8 million, or 97.0%, increase in service charges on deposits accounts, a $445,000, or 58.5%, increase in late charges and other fees on loans a $1.5 million, or 135.7%, increase in other income, which was partially offset by a $55,000, or 5.3%, decrease in gains on the sale of mortgage loans in the secondary market. The increase in fees on deposit accounts is a result of the large amount of transaction accounts acquired in the First Commerce transaction. The increase in other income is attributable to an increase in ATM fees, commission income, and other sources of other income.

     NONINTEREST EXPENSE

     Noninterest expense increased $2.4 million, or 28.7%, in the three months ended September 30, 1999, to $10.6 million, compared to $8.2 million for the three months ended September 30, 1998. Such increase was due primarily to a $1.2 million, or 28.6%, increase in salaries and employee benefits resulting from the increased staff added in the last half of 1998 as a result primarily of the branch purchase in September 1998, a $192,000, or 41.0%, increase in depreciation expense primarily resulting from the fixed assets acquired in the branch purchase in September 1998 and the in-house data processing system installed in September 1998, a $265,000, or 48.9%, increase in occupancy expense primarily resulting from the branch purchase, a $97,000, or 39.1%, increase in franchise and shares tax primarily as a result of capital increases in the Bank, a $371,000, or 78.6%, increase in the amortization of goodwill and other acquired intangibles due to the branch acquisition and a $545,000, or 32.8%, increase in other expenses, which was partially offset by a $261,000, or 87.6%, decrease in computer expense. The decrease in computer expenses is the result of the Company acquiring an in-house data processing system rather than incurring direct costs to a third party vendor.

     For the nine months ended September 30, 1999, noninterest expense increased $9.4 million, or 41.6%, to $31.8 million compared to $22.5 million for the same period in 1998. Such increase was primarily due to a $4.4 million, or 38.6%, increase in salaries and employee benefits, a $656,000, or 51.2%, increase in depreciation, a $852,000, or 57.4%, increase in occupancy expense, a $243,000, or 32.6%, increase in franchise and shares tax, a $1.3 million, or 112.1%, increase in the amortization of goodwill and other acquired intangibles and a $2.7 million, or 59.9%, increase in other expense, which was partially offset by a $825,000, or 92.4%, decrease in computer expense.

     INCOME TAX EXPENSE

     Income tax expense increased $262,000, or 17.6%, in the three months ended September 30, 1999 to $1.8 million, compared to $1.5 million for the three months ended September 30, 1998. The increase in income tax expense was due primarily to the increase in income before income taxes.

     For the nine months ended September 30, 1999, income tax expense increased $1.0 million, or 24.4%, to $5.3 million, compared to $4.3 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At September 30, 1999, the Company had $119.5 million in outstanding advances from the FHLB of Dallas and $5.6 million in outstanding advances from Union Planters Bank, N.A.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over-night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and to pay maturing savings certificates and saving withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1999, the total approved loan commitments outstanding amounted to $40.1 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $96.4 million. Certificates of deposit scheduled to mature in twelve months or less at September 30, 1999 totaled $430.4 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

     At September 30, 1999, the Company and its subsidiary had regulatory capital, which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of September 30, 1999 are detailed below (dollars in thousands):



                             Required   Capital             Actual      Capital
                             ------------------             -------------------
                             Amount     Percent             Amount      Percent
                             ------     -------             ------      -------

     Tier 1 Leverage         $39,185      3.00%             $86,137       6.59%

     Tier 1 Risk-Based       $32,328      4.00%             $86,137       10.66%

     Total Risk-Based        $64,656      8.00%             $93,575       11.58%



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

Item 1.     Legal Proceedings
            Not Applicable

Item 2.     Changes in Securities
            Not Applicable

Item 3.     Defaults Upon Senior Securities
            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
            Not Applicable

Item 5.     Other Information
            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K
            Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ISB FINANCIAL CORPORATION


Date:   November 11, 1999                  By:  /s/   Daryl G. Byrd
        -----------------                     ---------------------
                                           Daryl G. Byrd, President

Date:   November 11, 1999                  By:  /s/    James R. McLemore, Jr.
        -----------------                     -------------------------------
                                           James R. McLemore, Jr., Senior Vice
                                           President and Chief Financial Officer