Form 10-Q/A
period 1999-09-30
ISB FINANCIAL CORP/LA
filed 2000-01-28
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

                         Commission File Number 0-25756


                            ISB Financial Corporation
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                              72-1280718
- ------------------------------------------------            ----------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
               organization)                              Identification Number)



     1101 East Admiral Doyle Drive
         New Iberia, Louisiana                                    70560
- ------------------------------------------------           ----------------
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

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART 1.   FINANCIAL INFORMATION                                                PAGE
-------   ---------------------                                                ----


Item 1.   Financial Statements

          Consolidated Statements of Financial Condition...................    3
          (As of September 30, 1999 and December 31, 1998)

          Consolidated Statements of Income (For the three and nine.......     4
          months ended September 30, 1999 and 1998)

          Consolidated Statements of Stockholders' Equity (For the........     5
          nine months ended September 30, 1999 and 1998)

          Consolidated Statements of Cash Flows (For the nine.............     6
          months ended September 30, 1999 and 1998)

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition.....     9
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......    17


PART 2.   OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings..............................................     18

Item 2.   Changes in Securities..........................................     18

Item 3.   Defaults Upon Senior Securities................................     18

Item 4.   Submission of Matters to a Vote of Security Holders............     18

Item 5.   Other Information..............................................     18

Item 6.   Exhibits and Reports on Form 8-K...............................     18


SIGNATURES...............................................................     19


                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                    (Dollars in Thousands, Except Share Data)



                                     ASSETS
                                     ------

                                                                      September 30,            December 31,
                                                                          1999                      1998
                                                                     ----------------      ------------------
Cash and Cash Equivalents:

       Cash on Hand and Due from Banks............................     $      32,595           $      36,953
       Interest Bearing Deposits..................................             3,092                 108,918
Investment Securities:
       Held to Maturity (fair value of $2,260 and $2,675,.........             2,259                   2,673
       respectively)
       Available for Sale, at fair value..........................           119,015                  97,085
Mortgage-Backed Securities Held to Maturity (fair.................           284,330                 277,798
       value of $275,902 and $277,692, respectively)
Loans Held For Sale...............................................             4,437                  18,495
Loans Receivable, Net.............................................           820,097                 761,175
Foreclosed Property...............................................               352                     384
Premises and Equipment, Net.......................................            26,792                  27,326
Federal Home Loan Bank Stock, at Cost.............................             6,337                  10,245
Accrued Interest Receivable.......................................             7,389                   7,667
Goodwill and Acquisition Intangibles..............................            42,912                  45,352
Other Assets......................................................             5,937                   7,559
                                                                     ----------------      ------------------


TOTAL ASSETS                                                             $ 1,355,544           $   1,401,630
                                                                     ================      ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
Deposits..........................................................       $ 1,098,113           $   1,218,698
Federal Home Loan Bank Advances...................................           119,512                  45,639
Long Term Debt....................................................             5,575                       0
Advance Payments by Borrowers for Taxes and Insurance.............             1,619                   1,228
Accrued Interest Payable on Deposits..............................             5,291                   6,708
Accrued and Other Liabilities.....................................             5,294                   5,390
                                                                     ----------------      ------------------

TOTAL LIABILITIES.................................................         1,235,404               1,277,663
                                                                     ----------------      ------------------

STOCKHOLDERS' EQUITY:
Preferred Stock of $1 par value; 5,000,000 shares authorized......                 0                       0
    -0- shares issued or outstanding
Common Stock of $1 par value, authorized 25,000,000...............             7,381                   7,381
   shares, 7,380,671 shares issued
Additional Paid-in Capital........................................            68,554                  68,021
Retained Earnings (Substantially Restricted)......................            69,036                  63,527
Unearned Common Stock Held by ESOP................................            (2,800)                 (3,267)
Unearned Common Stock Held by RRP Trust...........................            (3,353)                 (3,683)
Treasury Stock, 834,297 and 498,805 shares, at cost...............           (15,391)                 (8,361)
Accumulated Other Comprehensive Income............................            (3,287)                    349
                                                                     ----------------      ------------------

TOTAL STOCKHOLDERS' EQUITY........................................           120,140                 123,967
                                                                     ----------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................      $  1,355,544          $    1,401,630
                                                                     ================      ==================


                 See Notes to Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)




                                                                      For the Three Months                For the Nine Months
                                                                      Ended September 30,                 Ended September 30,
                                                                  ---------------------------        ----------------------------
                                                                      1999             1998              1999              1998
                                                                  ---------         ---------        ---------          ---------
INTEREST INCOME:
        Interest on Loans........................................ $  16,951         $  15,255        $  49,215          $  43,857
        Interest and Dividends on Investment Securities..........     2,000             1,118            5,857              3,359
        Interest on Mortgage-Backed Securities...................     4,501             2,524           13,398              5,946
        Interest on Deposits.....................................         8               727              986              1,619
                                                                  ---------         ---------        ---------          ---------

Total Interest Income............................................    23,460            19,624           69,456             54,781
                                                                  ---------         ---------        ---------          ---------


INTEREST EXPENSE:

        Interest on Deposits.....................................    10,011             8,543           30,443             23,997
        Interest on Federal Home Loan Bank Advances..............     1,447             1,145            3,107              2,654
                                                                  ---------         ---------        ---------          ---------

Total Interest Expense...........................................    11,458             9,688           33,550             26,651
                                                                  ---------         ---------        ---------          ---------

Net Interest Income..............................................    12,002             9,936           35,906             28,130

Provision for Loan Losses........................................       288               206              923                691
                                                                  ---------         ---------        ---------          ---------

Net Interest Income After Provision for Loan Losses..............    11,714             9,730           34,983             27,439
                                                                  ---------         ---------        ---------          ---------

NONINTEREST INCOME:

        Gain on the Sale of Property.............................        60                 -              125                 14
        Gain on the Sale of Loans................................       192               523              990              1,045
        Service Charges on Deposit Accounts......................     2,011             1,063            5,738              2,913
        Late Charges and Other Fees on Loans.....................       283               232            1,206                761
        Other Income.............................................       838               365            2,576              1,093
                                                                  ---------         ---------        ---------          ---------

Total Noninterest Income.........................................     3,384             2,183           10,635              5,826
                                                                  ---------         ---------        ---------          ---------

NONINTEREST EXPENSE:

        Salaries and Employee Benefits...........................     5,321             4,139           15,645             11,290
        SAIF Deposit Insurance Premium...........................       109               108              354                327
        Depreciation Expense.....................................       660               468            1,938              1,282
        Occupancy Expense........................................       807               542            2,337              1,485
        Computer Expense.........................................        37               298               68                893
        Marketing and Advertising................................       230               264              704                717
        Franchise and Shares Tax Expense.........................       345               248              988                745
        Amortization of Goodwill and Other Acquired Intangibles..       843               472            2,551              1,203
        Other Expenses...........................................     2,208             1,663            7,259              4,539
                                                                  ---------         ---------        ---------          ---------
Total Noninterest Expense........................................    10,560             8,202           31,844             22,481
                                                                  ---------         ---------        ---------          ---------

Income Before Income Tax Expense.................................     4,538             3,711           13,774             10,784

Income Tax Expense...............................................     1,751             1,489            5,300              4,259
                                                                  ---------         ---------        ---------          ---------

NET INCOME....................................................... $   2,787         $   2,222        $   8,474          $   6,525
                                                                  =========         =========        =========          =========

EARNINGS PER SHARE - BASIC....................................... $    0.46         $    0.35        $    1.37          $    1.04
                                                                  =========         =========        =========          =========
EARNINGS PER SHARE - DILUTED..................................... $    0.45         $    0.34        $    1.35          $    1.00
                                                                  =========         =========        =========          =========




                 See Notes to Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)

                                                                                                                Unearned
                                                                                                Unearned         Common
                                                               Additional                        Common           Stock
                                                  Common        Paid In           Retained     Stock Held        Held By
                                                   Stock        Capital           Earnings      By ESOP         RRP Trust
                                                ----------    -----------      ------------    ----------     -----------
BALANCE, DECEMBER 31, 1997....................  $    7,381    $    66,798      $     57,096    $   (3,921)    $   (4,082)

Comprehensive Income:

   Net Income.................................                                        6,525

   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of $20
Total Comprehensive Income
Cash Dividends Declared.......................                                       (2,787)
Common Stock Released by......................                        784                             494
     ESOP Trust
Common Stock earned by Participants...........                         32                                            295
     of Management Recognition Plan
Treasury Stock Acquired
Stock Options Exercised.......................                          7
                                                ----------    -----------      ------------    ----------     -----------

BALANCE,  SEPTEMBER 30, 1998..................  $    7,381    $    67,621      $     60,834    $   (3,427)    $   (3,787)
                                                ==========    ===========      ============    ==========     ===========


BALANCE, DECEMBER 31, 1998....................  $    7,381    $    68,021      $     63,527    $   (3,267)    $   (3,683)

Comprehensive Income:

   Net Income.................................                                        8,474
   Change in Unrealized Gain (Loss) on
     Securities Available for Sale
     Net of Deferred Taxes of ($1,749)
Total Comprehensive Income
Cash Dividends Declared.......................                                       (2,965)
Common Stock Released by......................                        375                             467
   ESOP Trust
Common Stock Earned by Participants...........                        157                                            330
     of Recognition and Retention Plan Trust
Treasury Stock Acquired
Stock Options Exercised.......................                          1
                                                ----------    -----------      ------------    ----------     -----------
BALANCE, SEPTEMBER 30, 1999...................  $    7,381    $    68,554      $     69,036    $   (2,800)    $   (3,353)
                                                ==========    ===========      ============    ==========     ==========



                                                                      Accumulated
                                                                         Other                   Total
                                                   Treasury         Comprehensive            Stockholders'
                                                    Stock               Income                  Equity
                                                  ----------         -----------            ------------

BALANCE, DECEMBER 31, 1997.....................   $   (7,929)        $     221              $   115,564

Comprehensive Income:

   Net Income..................................                                                   6,525

   Change in Unrealized Gain (Loss) on.........                            198                      198

                                                                                            ------------
     Securities Available for Sale
     Net of Deferred Taxes of $20
Total Comprehensive Income.....................                                                   6,723
Cash Dividends Declared........................                                                  (2,787)
Common Stock Released by.......................                                                   1,278
     ESOP Trust
Common Stock earned by Participants............                                                     327
     of Management Recognition Plan
Treasury Stock Acquired........................         (503)                                      (503)
Stock Options Exercised........................           71                                         78
                                                  ----------         ---------              ------------
BALANCE,  SEPTEMBER 30, 1998...................   $   (8,361)        $     419                  120,680
                                                  ==========         =========              ===========

BALANCE, DECEMBER 31, 1998.....................   $   (8,361)        $     349                  123,967

Comprehensive Income:

   Net Income..................................                                                   8,474
   Change in Unrealized Gain (Loss) on.........                         (3,636)                  (3,636)
     Securities Available for Sale
     Net of Deferred Taxes of ($1,749)
                                                                                            ------------
Total Comprehensive Income.....................                                                   4,838
Cash Dividends Declared........................                                                  (2,965)
Common Stock Released by.......................                                                     842
   ESOP Trust
Common Stock Earned by Participants............                                                     487
     of Recognition and Retention Plan Trust
Treasury Stock Acquired........................       (7,045)                                    (7,045)
Stock Options Exercised........................           15                                         16
                                                  ----------         ---------              -----------
BALANCE, SEPTEMBER 30, 1999....................   $  (15,391)        $  (3,287)             $   120,140
                                                  ==========         =========              ===========

                 See Notes to Consolidated Financial Statements

                   ISB FINANCIAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended
                           September 30, 1999 and 1998
                             (Dollars in Thousands)



                                                                         1999                           1998
                                                                     -------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income.......................................................     $      8,474                $      6,525
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Depreciation and Amortization.............................            4,964                       2,606
       Provision for Loan Losses.................................              923                         691
       Compensation Expensed Recognized on RRP...................              373                         327
       (Gain) Loss on Sale of Premises and Equipment.............             (107)                        (12)
       Book Value of Equipment Donated...........................              120                           0
       (Gain) Loss on Sale of Real Estate Owned..................              (30)                         41
       Gain on Sale of Loans Held for Sale.......................             (991)                       (799)
       Gain on Sale of Investments...............................                0                          (3)
       Amortization of Premium/Discount on Investments...........              852                         (23)
       Current Provision for Deferred Income Taxes...............               (4)                        (33)
       FHLB Stock Dividends......................................             (355)                       (272)
       Loans Originated for Resale...............................          (44,340)                    (48,683)
       Proceeds from Loans Sold to Others........................           60,453                      49,482
       Income Reinvested on Marketable Equity Security...........             (241)                       (245)
       ESOP Contribution.........................................              956                       1,223
       Changes in Assets and Liabilities:
          (Increase) Decrease in Accrued Interest Receivable.....              278                      (1,052)
          Decrease in Other Assets and Other Liabilities.........            1,468                         754
                                                                     -------------                ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................           32,793                      10,527
                                                                     -------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds From Calls of Held to Maturity Securities........                0                          68
       Proceeds From Sales of Available for Sale Securities......                0                       8,498
       Proceeds From Maturities of Held to Maturity Securities...              414                         365
       Proceeds From Maturities of Available for Sale Securities.           20,500                      21,345
       Proceeds From Mortgage-Backed Securities..................                0                         391
       Principal Collections on Mortgage-Backed Securities.......           44,840                      31,146
       Purchases of Securities Available for Sale................          (47,837)                    (54,981)
       Purchases of Held to Maturity Securities..................                0                      (1,295)
       Purchases of Mortgage-Backed Securities...................          (52,161)                   (162,103)
       Increase in Loans Receivable, Net.........................          (61,695)                    (14,041)
       Proceeds From FHLB Stock Redemption.......................            4,853                       1,162
       Purchase of FHLB Stock....................................             (590)                     (4,828)
       Purchase of Branch Deposits and Related Assets............                0                     293,029
       Proceeds From Sale of Premises and Equipment..............              503                         202
       Purchases of Premises and Equipment.......................           (1,919)                     (3,308)
       Proceeds From Disposition of Real Estate Owned............              840                         497
                                                                     -------------                ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES..............          (92,252)                    116,147
                                                                     -------------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Change in Demand, NOW, Money Market and
          Savings Deposits.......................................          (62,238)                     (2,702)
       Net Change in Time Deposits...............................          (58,347)                    (24,202)
       Increase in Escrow Funds and Miscellaneous
          Deposits, Net..........................................              391                         308
       Proceeds From FHLB Advances...............................        2,131,360                           0
       Principal Repayments of FHLB Advances.....................       (2,057,487)                       (810)
       Issuance of LT Debt.......................................            5,575                           0
       Dividends Paid to Shareholders............................           (2,950)                     (2,625)
       Proceeds From Sale of Treasury Stock......................               16                          78
       Payments to Repurchase Common Stock.......................           (7,045)                       (503)
                                                                     -------------                ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES..............          (50,725)                    (30,456)
                                                                     -------------                ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS......................         (110,184)                     96,218
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................          145,871                      44,307
                                                                     -------------                ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................     $     35,687                $    140,525
                                                                     =============                ============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
       Acquisition of Real Estate in Settlement of Loans.........     $        769                $        487
                                                                     =============                ============
SUPPLEMENTAL DISCLOSURES:
Cash Paid (Received) For:
       Interest on Deposits and Borrowings.......................     $     34,967                $     23,559
                                                                     =============                ============
       Income Taxes..............................................     $      4,673                $      3,662
                                                                     =============                ============
       Income Tax Refunds........................................     $          9                $          -
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

3. LOANS RECEIVABLE

Loans receivable (in thousands) at September 30, 1999 and December 31, 1998 consisted of the following:


                                                         Sept. 30,           Dec. 31,
                                                           1999                1998
                                                       ---------            ----------
Residential Mortgage Loans:
    Single-family.................................     $ 270,542            $  301,468
    Construction..................................         5,929                 7,549
                                                       ---------            ----------
       Total Residential Mortgage Loans...........       276,471               309,017
Commercial Loans:
    Business......................................        81,991                83,368
    Real Estate...................................       154,117               117,628
                                                       ---------            ----------
       Total Commercial Loans.....................       236,108               200,996
Consumer Loans:
       Home Equity................................        86,661                73,184
       Automobile.................................        22,823                24,630
       Indirect Automobile........................       164,214               114,337
       Mobile Home................................         2,436                 2,511
       Educational................................           212                   624
       Credit Card................................         5,566                 4,584
       Loans on Savings...........................         5,155                 8,104
       Other......................................        25,091                27,753
                                                       ---------            ----------
              Total Consumer Loans................       312,158               255,727
                                                       ---------            ----------
              Total Loans Receivable..............       824,737               765,740
Adjustments:
Allowance for Loan Losses.........................       ( 7,438)              ( 7,135)
Prepaid Dealer Participation......................       ( 5,865)                4,145
Unearned Interest.................................       (   230)              (   236)
Deferred Loan Fees & Purchased Discounts, Net.....       ( 2,837)              ( 1,339)
                                                       ---------            ----------

Loans Receivable, Net.............................     $ 820,097            $  761,175
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


                                                                       Three Months Ended September 30,
                                                        -----------------------------------------------------------------------
                                                                      1999                                  1998
                                                        -----------------------------------    --------------------------------
                                                                                  Average                                Average
                                                           Average                 Yield/        Average               Yield/
                                                           Balance     Interest    Cost(1)       Balance     Interest    Cost(1)
                                                        -------------- ---------  ---------    ------------  ---------------------
Interest-earning  assets:
   Loans  receivable:
     Mortgage  loans...................................      $280,401    $5,486       7.83 %      $342,943    $ 6,930     8.08 %
     Commercial  loans.................................       216,420     4,908       9.07         151,175      3,552     9.40
     Consumer  and  other  loans.......................       306,667     6,558       8.55         213,490      4,772     8.94
                                                             --------    ------                   --------     ------
          Total  Loans.................................       803,488    16,952       8.44         707,608     15,254     8.62
                                                             --------   -------                   --------    -------
Mortgage-backed  securities............................       291,044     4,501       6.19         157,281      2,523     6.42
Investment  securities.................................       129,084     2,001       6.20          68,085      1,119     6.57
Other  earning  assets.................................         1,241         7       2.26          60,009        728     4.85
                                                               ------        --                    -------       ----
   Total  interest-earning  assets.....................     1,224,857    23,461       7.66         992,983     19,624     7.91
                                                                        -------                               -------
Non-interest-earning  assets...........................       124,680                               68,019
                                                             --------                              -------
   Total  assets.......................................    $1,349,537                           $1,061,002
                                                           ==========                          ===========
Interest-bearing  liabilities:
   Deposits:
     Demand  deposits..................................      $273,547     1,603       2.34        $181,413      1,232     2.72
     Passbook  savings  deposits.......................       132,358       687       2.08         110,164        608     2.21
     Certificates  of  deposits........................       608,480     7,722       5.08         499,248      6,704     5.37
                                                             --------    ------                   --------     ------
        Total  deposits................................     1,014,385    10,012       3.95         790,825      8,544     4.32
Borrowings.............................................        92,877     1,446       6.23          72,708      1,144     6.29
                                                              -------    ------                    -------     ------
        Total  interest-bearing
          liabilities..................................     1,107,262    11,458       4.14         863,533      9,688     4.49
                                                                        -------                                ------
Non-interest  bearing  demand deposits.................       112,081                               63,792
Non-interest  bearing  liabilities.....................        10,831                               13,343
                                                              -------                              -------
        Total  liabilities.............................     1,230,174                              940,668
Stockholders' Equity...................................       119,363                              120,334
                                                             --------                             --------
        Total  liabilities  and  stockholders' equity..    $1,349,537                           $1,061,002
                                                           ==========                          ===========
Net  interest-earning  assets..........................     $ 117,595                             $129,450
                                                            =========                            =========
Net  interest  income/interest  rate
   spread..............................................                 $12,003       3.52  %                 $ 9,936     3.42  %
                                                                        ========      =====                   =======     =====
Net  interest  margin..................................                               3.92  %                             4.00  %
                                                                                      =====                               =====
Ratio  of  average  interest-
   earning  assets  to  average
     interest-bearing  liabilities.....................        110.62%                              114.99%
                                                              =======                              =======




                                                                           Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------
                                                                      1999                                 1998
                                                        ----------------------------------    --------------------------------
                                                                                    Average                             Average
                                                          Average                  Yield/      Average                Yield/
                                                          Balance      Interest     Cost(1)    Balance    Interest   Cost(1)
                                                        ------------- -----------  ---------------------- ---------- ---------
Interest-earning  assets:
   Loans  receivable:
     Mortgage  loans....................................    $296,091     $17,215     7.75 %     $357,095    $21,569       8.05 %
     Commercial  loans..................................     208,528      13,805     8.83        134,008      9,759       9.71
     Consumer  and  other  loans........................     283,273      18,195     8.56        191,607     12,529       8.72
                                                            --------     -------                --------    -------
          Total  Loans..................................     787,892      49,215     8.33        682,710     43,857       8.57
                                                            --------     -------                --------    -------
Mortgage-backed  securities.............................     288,278      13,398     6.20        122,870      5,946       6.45
Investment  securities..................................     127,225       5,857     6.14         69,551      3,359       6.44
Other  earning  assets..................................      30,626         986     4.29         38,627      1,619       5.59
                                                             -------        ----                 -------     ------
   Total  interest-earning  assets......................   1,234,021      69,456     7.50        913,758     54,781       7.99
                                                                         -------                            -------
Non-interest-earning  assets............................     123,345                              62,916
                                                            --------                             -------
   Total  assets........................................  $1,357,366                            $976,674
                                                         ===========                            ========
Interest-bearing  liabilities:
   Deposits:
     Demand  deposits...................................    $284,633       4,763     2.23       $165,212      3,224       2.60
     Passbook  savings  deposits........................     129,740       1,847     1.90        109,512      1,887       2.30
     Certificates  of  deposits.........................     627,617      23,833     5.06        460,884     18,887       5.46
                                                            --------     -------                --------    -------
        Total  deposits.................................   1,041,990      30,443     3.90        735,608     23,998       4.35
Borrowings..............................................      67,379       3,107     6.15         55,334      2,653       6.39
                                                             -------      ------                 -------     ------
        Total  interest-bearing
          liabilities...................................   1,109,369      33,550     4.03        790,942     26,651       4.49
                                                                         -------                            -------
Non-interest  bearing  demand deposits..................     114,213                              52,334
Non-interest  bearing  liabilities......................      11,902                              14,650
                                                             -------                             -------
        Total  liabilities..............................   1,235,484                             857,926
Stockholders' Equity....................................     121,881                             118,748
                                                            --------                            --------
        Total  liabilities  and  stockholders' equity...  $1,357,365                            $976,674
                                                         ===========                            ========
Net  interest-earning  assets...........................    $124,652                            $122,816
                                                           =========                            ========
Net  interest  income/interest  rate
   spread...............................................                 $35,906     3.47  %                $28,130      3.50  %
                                                                         ========    =====                  ========     =====
Net  interest  margin...................................                             3.88  %                             4.10  %
                                                                                     =====                               =====
Ratio of average interest-
   earning  assets  to  average
     interest-bearing  liabilities......................      111.24%                             115.53%
                                                             =======                             =======


---------------------

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

At September 30, 1999, the Company and its subsidiary had regulatory capital, which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of September 30, 1999 are detailed below (dollars in thousands):



                             Required   Capital             Actual      Capital
                             ------------------             -------------------
                             Amount     Percent             Amount      Percent
                             ------     -------             ------      -------

     Tier 1 Leverage......   $39,185      3.00%             $86,137       6.59%

     Tier 1 Risk-Based....   $32,328      4.00%             $86,137       10.66%

     Total Risk-Based.....   $64,656      8.00%             $93,575       11.58%



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


                                           ISB FINANCIAL CORPORATION



Date:   January 28, 2000                  By:  /s/   Daryl G. Byrd
        -----------------                     ---------------------
                                           Daryl G. Byrd, President


Date:   January 28, 2000                  By:  /s/    James R. McLemore, Jr.
        -----------------                     -------------------------------
                                           James R. McLemore, Jr., Senior Vice
                                               President and Chief Financial Officer