Form 10-K
period 1999-12-31
ISB FINANCIAL CORP/LA
filed 2000-03-30
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-25756

                            ISB Financial Corporation
             (Exact name of registrant as specified in its charter)

         Louisiana                                            72-1280718
         ------------                                     ---------------
(State or other jurisdiction of incorporation or         (I.R.S.  Employer
organization)                                           Identification Number)

      1101 East Admiral Doyle Drive
      New Iberia, Louisiana                              70560
      -----------------------------                    --------
(Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code: (337) 365-2361 Securities registered pursuant of Section 12(b) of the Act: Not Applicable
           Securities registered pursuant of Section 12(g) of the Act
                    Common Stock (par value $1.00 per share)
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X

     As of March 9, 2000, the aggregate market value of the 6,084,734 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 474,003 shares held by all directors and officers of the Registrant as a group, was approximately $82.9 million. This figure is based on the closing sale price of $13.625 per share of the Registrant's Common Stock on March 9, 2000.

     Number of shares of Common  Stock  outstanding  as of  December  31,  1999:
6,558,737

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated. (1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K, (2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into
Part III, Items 9 through 13 of this Form 10-K.

PART 1.

ITEM 1.  BUSINESS.

GENERAL

     ISB Financial Corporation (the "Company") is a Louisiana corporation organized in 1994 by Iberia Savings Bank ("Iberia") for the purpose of acquiring all of the capital stock of Iberia to be issued by Iberia in the conversion (the "Conversion") of Iberia to stock form, which was completed on April 6, 1995. In 1996, the Company completed the acquisition of Royal Bankgroup of Acadiana, Inc., ("Royal") and its wholly owned subsidiary, The Bank of Lafayette ("BOL"). Royal was merged into the Company and BOL was merged into Iberia. The two offices of BOL now operate as branches of Iberia. In October 1996, the Company completed the acquisition of Jefferson Bancorp, Inc. and its wholly owned subsidiary, Jefferson Federal Savings Bank. Jefferson Bancorp, Inc. was merged into the Company and Jefferson Federal Savings Bank operated as a separate subsidiary of the Company until September 1, 1997, as a state chartered savings bank under the name of Jefferson Bank ("Jefferson"). In 1997, Jefferson Bank was merged with and into Iberia Savings Bank. In December 1997, Iberia Savings Bank changed its name to IBERIABANK and converted to a Louisiana chartered commercial bank. In 1998, Iberia acquired 17 branch offices from certain banking subsidiaries of the former First Commerce Corporation ("FCOM"). The only significant assets of the Company are the capital stock of Iberia, the Company's loan to an employee stock ownership plan, and cash. To date, the business of the Company has consisted of the business of Iberia. The Company's common stock trades on the NASDAQ Stock Market under the symbol "ISBF." At December 31, 1999, the Company had total assets of $1.4 billion, total deposits of $1.1 billion and shareholders' equity of $117.2 million.

     Iberia is a Louisiana-chartered stock commercial bank conducting business from its main office located in New Iberia, Louisiana and 43 full-service branch offices located in New Iberia, Lafayette, Jeanerette, Franklin, Morgan City, Crowley, Rayne, Kaplan, St. Martinville, Abbeville, Scott, Carencro, Ruston, Monroe, West Monroe, Gretna, Marrero, River Ridge, New Orleans, Metairie and Kenner, all of which are in Louisiana. The Bank attracts retail deposits from the general public and the business community through a variety of deposit products. Deposits are insured by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"), within applicable limits.

     The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans. Previous to 1996, the Bank's primary lending emphasis was loans secured by first and second liens on single-family (one-to-four units) residences located in the Bank's primary market area. At December 31, 1999, such loans amounted to $266.4 million or 31.6% of the Bank's gross loan portfolio. The Bank has placed recent emphasis on the origination of consumer and commercial loans. Consumer loans consist of home equity loans, home equity lines of credit, automobile loans, indirect automobile loans, loans secured by deposit accounts and other consumer loans. At December 31, 1999, $330.6 million, or 39.2%, of the Bank's gross loans were consumer loans. Of that amount $179.4 million, or 21.3% of gross loans, were indirect automobile loans. Commercial loans consist of commercial real estate loans and commercial business loans. At December 31, 1999, $157.2 million, or 18.7% of gross loans were secured by commercial real estate and $82.5 million, or 9.8%, were commercial business loans. The Bank also originates loans for the purpose of constructing single-family residential units. At December 31, 1999, $6.4 million, or 0.8% of the Bank's loans, were construction loans.

     The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC, as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas which is one of the 12 regional banks comprising the FHLB System.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-backed securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and other investment securities. At December 31, 1999, the Bank's mortgage-backed securities amounted to $269.1 million, or 19.7% of total assets and its other investment securities amounted to $115.8 million, or 8.5% of total assets.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Banks' loans held in portfolio at the dates indicated. (1)

                                                                           December 31,
                                 -------------------------------------------------------------------------------------------------
                                       1999                1998               1997                 1996                1995
                                 ----------------    -----------------   ----------------   -----------------  -------------------
                                 Amount   Percent    Amount    Percent   Amount   Percent   Amount    Percent    Amount    Percent
                                 ------   -------    ------    -------   ------   -------   ------    -------    ------    -------
                                                                      (Dollars in Thousands)
Mortgage loans:
   Single-family residential    $266,365    31.60%   $300,150    39.06%  $370,117   56.07%  $384,032    66.70%  $315,449    78.22%
   Construction                    6,381     0.76%      7,402     0.96%     7,890    1.20%     7,957     1.38%     7,176     1.78%
                                --------   -------   --------   -------  --------  -------  --------   -------  --------   -------
     Total mortgage loans        272,746    32.36%    307,552    40.02%   378,007   57.27%   391,989    68.08%   322,625    80.00%
                                --------   -------   --------   -------  --------  -------  --------   -------  --------   -------
Commercial loans:
   Business loans                 82,485     9.78%     83,237    10.83%    57,620    8.73%    35,894     6.24%    11,165     2.77%
   Real estate                   157,248    18.65%    117,768    15.33%    50,462    7.64%    25,239     4.38%    15,990     3.96%
                                --------   -------   --------   -------  --------  -------  --------   -------  --------   -------
     Total commercial loans      239,733    28.43%    201,005    26.16%   108,082   16.37%    61,133    10.62%    27,155     6.73%
                                --------   -------   --------   -------  --------  -------  --------   -------  --------   -------
Consumer loans:
   Home equity                    91,531    10.86%     73,185     9.52%    34,192    5.18%    21,637     3.76%    15,356     3.81%
   Automobile                     23,432     2.78%     24,631     3.21%     9,434    1.43%     7,509     1.30%     5,908     1.47%
   Indirect automobile           179,350    21.27%    118,529    15.43%    94,282   14.28%    54,935     9.54%       625     0.15%
   Credit card loans               6,436     0.76%      4,584     0.60%     4,150    0.63%     4,017     0.70%     3,836     0.95%
   Other                          29,854     3.54%     38,912     5.06%    31,978    4.84%    34,514     6.00%    27,783     6.89%
                                --------   -------   --------   -------  --------  -------  --------   -------  --------   -------
     Total consumer loans        330,603    39.21%    259,841    33.82%   174,036   26.36%   122,612    21.30%    53,508    13.27%
                                --------   -------   --------   -------  --------  -------  --------   -------  --------   -------

     Total loans receivable      843,082   100.00%    768,398   100.00%   660,125  100.00%   575,734   100.00%   403,288   100.00%
                                --------   -------   --------   -------  --------  -------  --------   -------  --------   -------
Less:
   Allowance for loan losses      (8,749)              (7,135)             (5,258)            (4,615)             (3,746)
                                --------             --------            --------           --------            --------
   Loans receivable, net        $834,333             $761,263            $654,867           $571,119            $399,542
                                ========             ========            ========           ========            ========

------------
(1) This schedule does not include loans held for sale of $4.8 million, $18.4 million, and $4.4 million at December 31, 1999, 1998 and 1997, respectively.

     There were no loans classified as held for sale prior to the year ended December 31, 1997.

     CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Banks' loans held to maturity at December 31, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Banks' loan portfolio held to maturity.

                                                                         Commercial
                                               ---------------------------------------------------------------
                                               Construction      Real Estate      Business           Total
                                               ------------      -----------      --------           -----
                                                                 (Dollars in Thousands)

Amounts due in:
   One year or less                            $   5,601       $      46,435   $      45,464       $    97,500
   After one year through five years                 780              88,404          29,249           118,433
   After five years                                   --              22,409           7,772            30,181
                                               ---------       -------------   -------------       -----------
      Total                                    $   6,381       $     157,248   $      82,485       $   246,114
                                               =========       =============   =============       ===========
Interest rate terms on amounts
  Due after one year:
    Fixed rate                                 $      --       $     100,450   $      33,257       $   133,707
    Adjustable rate                                  780              10,363           3,764            14,907
                                               ---------       -------------   -------------       -----------
      Total                                    $     780       $     110,813   $      37,021       $   148,614
                                               =========       =============   =============       ===========

     Scheduled contractual amortization of loans does not reflect the expected term of the bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loans rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

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

     Applications for residential mortgage loans typically are approved by certain designated officers or, if the loan amount exceeds $240,000 by a combination of certain designated officers. If a loan is over $750,000, it must also be approved by the Loan Committee of the Bank's Board of Directors. Certain designated officers of the Bank have limited authority to approve commercial loans not exceeding specified levels, the officers may combine their individual limits and approve loans up to $1.0 million. Loans in excess of $1.0 million but less than $8.0 million must be approved by the Bank's Commercial Loan Committee made up of members of the Board of Directors. Commercial loans in excess of $8.0 million must be approved by the full Board of Directors. Certain designated officers approve consumer loans up to $40,000 unsecured and $80,000 secured. Consumer loans up to $200,000 unsecured and $500,000 secured must be approved by certain combinations of Bank officers. Consumer loans over $200,000 unsecured and $500,000 secured must be approved by the Board of Directors Loan Committee.

     SINGLE-FAMILY   RESIDENTIAL   LOANS.   Substantially   all  of  the  Bank's
single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Southwestern Louisiana and the greater New Orleans area and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). Since 1996, the Bank has decided to sell, or hold for sale, the majority of all conforming fixed-rate loan originations into the secondary market and retain adjustable-rate loan originations in its portfolio.

     Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary market for mortgages. At December 31, 1999, $147.4 million, or 54.1%, of the Bank's single-family residential mortgage and construction loans were fixed-rate loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust on an annual basis from the closing date of the loan or an annual basis commencing after an initial fixed-rate period of three, five or ten years in accordance with a designated index, plus a margin. During 1996, the Bank changed its index to the one year constant maturity treasury ("CMT") from the National Median Cost of Funds for SAIF-Insured Institutions for all new adjustable-rate single-family residential loan originations. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 4% to 6% above the initial rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1999, $125.3 million or 45.9% of the Bank's single-family residential mortgage and construction loans were adjustable-rate loans.

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

     In November 1994, in order to assist low- to moderate- income families achieve home ownership, Iberia implemented a program whereby it will provide 100% financing to certain low-to moderate- income homebuyers in Iberia's market area. Such loans are structured as a 30-year ARM with respect to 90% of the value with the remaining necessary funds (including closing costs) being provided through a five-year fixed rate second mortgage loan. No PMI is required to be obtained with respect to loans originated under this program. Iberia has developed its 100% financing loan product in an effort to address the home buying needs of lower income residents. Due to the absence, or limited amount, of equity with respect to such loans and the absence of PMI, this product may be deemed to involve greater risk than Iberia's typical single-family residential mortgage loans. However, the individual loans in this program generally are relatively small, with balances generally less than $50,000. At this time, Iberia anticipates that the aggregate balance of loans originated under this program will not exceed $10.0 million. As of December 31, 1999, such loans amounted to $4.9 million, or 0.6%, of the Bank's total loan portfolio. To date, Iberia has not experienced any significant delinquency problems with respect to loans originated under this program.

     CONSTRUCTION LOANS. Substantially all of the Bank's construction loans have consisted of loans to construct single-family residences extended to individuals where the Bank has committed to provide a permanent mortgage loan upon completion of the residence. As of December 31, 1999, the Bank's construction loans amounted to $6.4 million, or 0.8%, of the Bank's total loan portfolio. The Bank's loans are underwritten as construction/permanent loans, with one set of documents and one closing for both the construction and the long-term portions of such loans. The Bank's construction loans typically provide for a construction period not exceeding 12 months, generally have loan-to-value ratios of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the construction phase. Upon completion of construction, the loans convert to permanent residential mortgage loans. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. The Bank also will originate ground or land loans to individuals to purchase a building lot on which he intends to build his primary residence.

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

     COMMERCIAL REAL ESTATE LOANS. The Bank has increased its investment in commercial real estate loans from $16.0 million, or 4.0% of the total loan portfolio at December 31, 1995, to $157.2 million, or 18.7% of the total loan portfolio, at December 31, 1999. The increase in commercial real estate loans reflects, in part, the Bank's focused efforts to originate such loans in its market area, as well as the acquisition of certain commercial real estate loans acquired from BOL and FCOM. The Bank intends to continue to expand its involvement in commercial real estate lending and to continue to moderately increase the amount of such loans in the Bank's portfolio. The Bank expects it will continue to grant such loans primarily to small and medium sized businesses located in the Banks' primary market area, a portion of the market that the Bank believes has been underserved in recent years. The types of properties securing the Bank's commercial real estate loans include strip shopping centers, professional office buildings, small retail establishments and warehouses, all of which are located in the Bank's market area. As of December 31, 1999, the Bank's largest commercial real estate loan had a balance of $6.7 million. Such loan is secured by two office buildings in the Bank's market area and is performing in accordance with its terms.

     The Bank's commercial real estate loans generally are adjustable-rate loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin. Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing. The Bank's underwriting standards generally provide for terms of up to 10 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate loans.

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

     COMMERCIAL BUSINESS LOANS. The Bank originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Bank's commercial business loans generally are made to small to mid-size companies located in the Bank's primary market area and are made for a variety of commercial purposes. At December 31, 1999, the Bank's commercial business loans amounted to $82.5 million or 9.8% of the Bank's gross loan portfolio. The Bank has placed emphasis on the origination of commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have higher yields and shorter repayment periods than single-family residential loans.

     The Bank's commercial business loans may be structured as term loans or revolving lines of credit. Commercial business loans generally have a term of ten years or less and adjustable or variable rates of interest based upon the New York Prime Rate. The Bank's commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. The Bank also provides commercial loans structured as advances based upon perfected security interests in accounts receivable and inventory. Generally the Bank will advance amounts not in excess of 85.0% of accounts receivable, provided that such accounts have not aged more than 90 days. In such cases, payments are made directly to the Bank and the Bank generally maintains in escrow 2.0% to 100.0% of the amounts received. As of December 31, 1999, the Bank's largest commercial business loan had a principal balance of $5.9 million. Such loan is secured by deposit accounts, equipment, and general intangibles and has performed in accordance with its terms since origination.

     CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 1999, $330.6 million, or 39.2%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market areas.

     The largest component of the Bank's consumer loan portfolio consists of indirect automobile loans. These loans are originated by the automobile dealerships and applications are facsimiled to Bank personnel for approval or denial. The Bank relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans apart from the ability of the consumer to repay the loan, that being fraud perpetrated by the automobile dealership. To limit its exposure, the Bank has limited its dealings with automobile dealerships which have demonstrated reputable behavior in the past. At December 31, 1999, $179.4 million, or 21.3%, of the Bank's total loan portfolio were indirect automobile loans.

     At December 31, 1999, the Bank's remaining consumer loan portfolio was comprised of home equity loans, educational loans, loans secured by deposits at the Bank, mobile home loans, direct automobile loans, credit card loans and other consumer loans. At December 31, 1999, the Bank had $91.5 million or 10.9% of home equity loans. The Bank has not emphasized originations of mobile home loans in recent years due to, among other things, management's perception that such loans generally are riskier than certain other consumer loans, such as home equity loans, and single-family mortgage loans. The Bank also offers direct automobile loans, loans based on its VISA and MasterCard credit cards and other consumer loans. At December 31, 1999, the Bank's direct automobile loans amounted to $23.4 million, or 2.8%, of the Bank's total loan portfolio. The Bank's VISA and MasterCard credit card loans totaled $6.4 million, or 0.8%, of the Bank's total loan portfolio at such date. The Bank's other personal consumer loans amounted to $29.9 million, or 3.5% of the Bank's total loan portfolio at such date.

     LOANS-TO-ONE-BORROWER LIMITATIONS. The Louisiana Banking Laws impose limitations on the aggregate amount of loans that a Louisiana chartered commercial bank can make to any one borrower. Under these laws, the permissible amount of loans-to-one borrower may not exceed 20% of the sum of the bank's capital stock and surplus on an unsecured basis. On a secured basis, the permissible amount of loans-to-one borrower may not exceed one-half the sum of the bank's capital stock and unimpaired surplus. At December 31, 1999, Iberia's limit on unsecured loans-to-one borrower was $18.3 million. At December 31, 1999, Iberia's five largest loans or groups of loans-to-one borrower ranged from $5.0 million to $9.9 million, and all of such loans were performing in accordance with their terms.

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

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. See Note 4 of the Notes to Consolidated Financial Statements.

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

     Under GAAP, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had no troubled debt restructuring as of December 31, 1999. See the table below under "Non-Performing Assets and Troubled Debt Restructurings."

     NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS. The following table sets forth information relating to the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                          December 31,
                                                 ----------------------------------------------------------------
                                                    1999        1998         1997        1996          1995
                                                 ----------- ------------ ----------- ------------ --------------
                                                                     (Dollars in Thousands)
Non-accrual loans:
   Mortgage loans:
     Single-family                               $       208 $      481   $     1,698 $      892   $       788
     Construction                                         --         --            --         --            --
   Commercial Loans:
     Business                                            215        259            --        407            --
     Real Estate                                       1,078         --            30        190            30
   Consumer loans:                                       429        439           419      1,002           597
                                                 ----------- ----------   ----------- ----------   -----------
          Total non-accrual loans                      1,930      1,179         2,147      2,491         1,415
                                                 ----------- ----------   ----------- ----------   -----------
Accruing loans 90 days or more past due:
   Mortgage loans:
     Single-family                                       593      1,407            --         --            --
     Construction                                         --         --            --         --            --
   Commercial Loans:
     Business                                             74        370            --         --            --
     Real Estate                                          22      1,898            --         --            --
   Consumer loans                                        514        883             3         69            53
                                                 ----------- ----------   ----------- ----------   -----------
          Total past due 90 days or more               1,203      4,558             3         69            53
                                                 ----------- ----------   ----------- ----------   -----------
         Total non-performing loans                    3,133      5,737         2,150      2,560         1,468
Foreclosed property                                      185        384           473        978           561
                                                 ----------- ----------   ----------- ----------   -----------
         Total non-performing assets             $     3,318 $    6,121   $     2,623 $    3,538   $     2,029
                                                 ----------- ----------   ----------- ----------   -----------
Performing troubled debt restructurings          $        -- $       --   $        -- $      176   $       186
                                                 ----------- ----------   ----------- ----------   -----------
         Total non-performing assets and
         troubled debt restructurings            $     3,318 $    6,121   $     2,623 $    3,714   $     2,215
                                                 =========== ==========   =========== ==========   ===========

Non-performing loans to total loans                    0.37%      0.74%         0.33%      0.45%         0.37%

Total non-performing assets to total assets            0.24%      0.44%         0.28%      0.38%         0.33%

Total non-performing assets and troubled debt
   restructurings to total assets                      0.24%      0.44%         0.28%      0.40%         0.36%

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

     At December 31, 1999, the Bank had $10.5 million of assets classified substandard, $751,000 of assets classified doubtful, and no assets classified loss. At such date, the aggregate of the Bank's classified assets amounted to 0.83% of total assets.

     ALLOWANCE FOR LOAN LOSSES. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses, which are charged against income. As shown in the table below, at December 31, 1999, the Bank's allowance for loan losses amounted to 279.3% and 1.0% of the Bank's non-performing loans and gross loans receivable, respectively.

     Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the OTS and the Federal Reserve Board, issued the Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance
(i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agency's examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling".

     The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                              Year Ended December 31,
                                       -----------------------------------------------------------------------
                                          1999          1998          1997           1996           1995
                                       ------------ ------------- ------------- --------------- --------------
                                                               (Dollars in Thousands)
Allowance at beginning of period       $     7,135  $     5,258    $     4,615  $       3,746   $        3,831
Allowance from acquisition                      --        1,392             --          1,114               13
Provisions                                   2,836          903          1,097            156              239
Charge-offs:
   Mortgage loans:
     Single-family                              71            2             50             46               55
     Construction                               --           --             --             --               --
   Commercial                                  148           43            191             61                4
  Consumer loans                             1,714          818            562            509              371
                                       -----------  -----------    -----------  -------------   --------------
       Total charge-offs                     1,933          863            803            616              430
                                       -----------  -----------    -----------  -------------   --------------
Recoveries:
   Mortgage loans:
     Single-family                              37           36             79             39               15
     Construction                               --           --             --             --               --
   Commercial                                   94          175             55             43               --
  Consumer loans                               580          234            215            133               78
                                       -----------  -----------    -----------  -------------   --------------
        Total recoveries                       711          445            349            215               93
                                       -----------  -----------    -----------  -------------   --------------
                  Net charge-offs           (1,222)        (418)          (454)          (401)            (337)
                                       -----------  -----------    -----------  -------------   --------------

Allowance at end of period             $     8,749  $     7,135    $     5,258  $       4,615   $        3,746
                                       ===========  ===========    ===========  =============   ==============

Allowance for loan losses to total
  non-performing loans at end of
  period                                   279.25%      124.39%        244.56%        185.27%          255.18%

Allowance for loan losses to total
  loans at end of period                     1.04%        0.93%          0.79%          0.80%            0.93%

Net charge-offs to average loans             0.15%        0.06%          0.07%          0.09%            0.09%

     The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                           December 31,
                                 -------------------------------------------------------------------------------------------------
                                       1999                1998               1997                 1996                1995
                                 ----------------    -----------------   ----------------   -----------------  -------------------
                                 Amount   Percent    Amount    Percent   Amount   Percent   Amount    Percent    Amount    Percent
                                 ------   -------    ------    -------   ------   -------   ------    -------    ------    -------
                                                                      (Dollars in Thousands)
Single-family residential      $ 1,278      31.60%   $ 1,529     39.06%  $ 1,448    56.07%  $ 2,002      66.70% $ 2,194     78.22%
Construction                        46       0.76%        38      0.96%       84     1.20%       72       1.38%     107      1.78%
Commercial business                342       9.78%     1,897     10.83%    1,356     8.73%      817       6.24%     134      2.77%
Commercial real estate           4,599      18.65%     1,663     15.33%      660     7.64%      502       4.38%     176      3.96%
Consumer                         2,484      39.21%     2,008     33.82%    1,710    26.36%    1,222      21.30%   1,135     13.27%
                               -------     -------   -------    -------  -------   -------  -------     ------- -------    -------
   Total allowance for loan
      losses                   $ 8,749     100.00%   $ 7,135    100.00%  $ 5,258   100.00%  $ 4,615     100.00% $ 3,746    100.00%
                               =======     =======   =======    =======  =======   =======  =======     ======= =======    =======

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

INVESTMENT IN MORTGAGE-BACKED SECURITIES

     As of December 31, 1999, the Bank's mortgage-backed securities amounted to $269.1 million, or 19.7% of total assets. At the time of their respective acquisitions, BOL and Jefferson provided $4.2 million and $106.8 million, respectively, of mortgage-backed securities. The Bank's mortgage-backed securities portfolios provides a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Banks. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests to a limited degree in certain privately issued, credit enhanced mortgage-backed securities rated AA or above by national securities rating agencies.

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

     The Bank's mortgage-backed securities include interests in collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuers cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk. At December 31, 1999, the Bank's investment in CMOs amounted to $146.7 million, all of which consisted of regular interests. As of December 31, 1999, the Bank's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities.

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

     As of  December  31,  1999,  $185.5  million of the Bank's  mortgage-backed securities  were  classified  as  available  for sale  and  $83.6  million  were classified as held to maturity. Mortgage-backed securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-backed securities available for sale are carried at current market value. During the fourth quarter of 1999 the Company transferred $198.9 million of mortgage-backed securities from the held to maturity classification to available for sale upon the initial application of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The reclassification resulted in a fair value adjustment of $5.7 million and a decrease in equity, net of taxes, of $3.7 million. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

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

OTHER INVESTMENT SECURITIES

     The Bank's other investments in investment securities consist primarily of securities issued by the U.S. Government and federal agency obligations. As of December 31, 1999, the Bank's investment securities available for sale, other than mortgage-backed securities, amounted to $107.7 million, net of gross unrealized losses of $5.2 million, and its investment securities held to maturity amounted to $1.9 million. At the time of their respective acquisitions, BOL and Jefferson provided $2.0 million and $57.5 million, respectively, of investment securities. The Bank attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with average lives exceeding five years.

     The following table sets forth information regarding the Bank's investment securities at the dates indicated.

                                          Securities Available for Sale        Securities Held to Maturity
                                 -------------------------------------------- ------------------------------
                                  Weighted
                                   Average       Amortized         Fair         Amortized          Fair
                                    Yield          Cost            Value           Cost             Value
                                 ------------ ---------------- -------------- --------------- --------------
Within one year or less             6.32%     $     10,009     $    10,020     $        455    $       455
One through five years              5.83%           34,863          33,707              555            555
After five through ten years        6.02%           67,992          63,956              675            675
Over ten years                      7.20%               --             --               204            204
                                              ------------     -----------     ------------    -----------
       Subtotal                                    112,864         107,683            1,889          1,889
Mortgage-backed                     6.36%          191,167         185,474           83,604         80,995
Marketable equity security          5.73%            6,318           6,231               --             --
                                              ------------     -----------     ------------    -----------
       Totals                                 $    310,349     $   299,388     $     85,493    $    82,884
                                              ============     ===========     ============    ===========

SOURCES OF FUNDS

     GENERAL. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's branch offices. The acquisitions of Jefferson and BOL provided $288.3 million of deposits used to help fund the Bank's loan growth. The Bank also derives funds from short-term and long-term borrowings, amortization and prepayments of outstanding loans and mortgage-related securities, and from maturing investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

     DEPOSITS. The Banks' current deposit products include savings accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 30 days to seven years and noninterest-bearing personal and business checking accounts.

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

     The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Bank in recent years has experienced disintermediation of deposits into competing investment products. See generally Note 7 of the Notes to Consolidated Financial Statements.

     The following table sets forth certain information relating to the Bank's deposits at the dates indicated. Years prior to 1998 do not include deposits acquired in the branch acquisition from FCOM, as that acquisition did not take place until 1998.

                                                                  December 31,
                                 --------------------------------------------------------------------------------
                                            1999                       1998                      1997
                                 --------------------------- ------------------------- --------------------------
                                                  Average                   Average                    Average
                                    Average         Rate       Average        Rate       Average        Rate
                                    Balance         Paid       Balance        Paid       Balance        Paid
                                 --------------- ----------- ------------- ----------- ------------- ------------
                                                             (Dollars In Thousands)
Interest bearing demand
    deposits                     $      279,328       2.26%   $    196,254      2.45%  $    141,212       2.63%
Savings deposits                        131,824       2.03%        114,934      2.21%       115,882       2.54%
Time deposits                           618,582       5.10%        517,952      5.35%       477,325       5.51%
                                 --------------               ------------             ------------
     Total interest
       bearing deposits               1,029,734       3.93%        829,140      4.23%       734,419       4.49%

Noninterest-bearing
  demand deposits                       116,097       0.00%         69,670      0.00%        37,647       0.00%
                                 --------------               ------------             ------------

         Total deposits          $    1,145,831       3.53%  $     898,810      3.90%  $    772,066       4.27%
                                 ==============              =============             ============

     The   following   table  shows   large-denomination   ($100,000  and  over)
certificates of deposit by remaining maturities.

                                                 December 31,
                            --------------------------------------------------
                                  1999              1998               1997
                            -------------- ----------------------- -----------
                                            (Dollars In Thousands)
Certificates of deposit:
     3 months or less          $ 23,963           $  1,909            $ 19,610
     Over 3-12 months            69,885             21,006              46,755
     Over 12-36 months           28,982             82,493              21,405
     More than 36 months          1,708             25,223               5,958
                               --------           --------            --------
         Total                 $124,538           $130,631            $ 93,728
                               ========           ========            ========

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

     The Company's short-term borrowings are comprised of advances from the Federal Home Loan Bank ("FHLB") of Dallas. At December 31, 1999, total short-term borrowing were $83.0 million. These advances were used to fund net decreases in deposits and to fund loan growth. The weighted average rate on short-term borrowings was 5.7% at December 31, 1999. At December 31, 1999, the Company's long-term borrowings were comprised of fixed rate advances from the Federal Home Loan Bank and a long-term note payable from Union Planters. Long-term borrowings increased $6.4 million, or 14.1%, to $52.1 million at December 31, 1999, compared to $45.6 million at December 31, 1998, which was partially offset by normal amortization payments. The increase in long-term borrowings was due to a new long-term note payable from Union Planters, which is variable rate based on the Wall Street Prime. See Notes 8 and 9 of the Notes of Consolidated Financial Statements.

SUBSIDIARIES

     Iberia has only one active, wholly owned subsidiary, Iberia Financial Services, LLC. ("Iberia Services"). At December 31, 1999, Iberia's equity investment in Iberia Services was $1.5 million and Iberia Services had total assets of $1.6 million. For the years ended December 31, 1999 and 1998, Iberia Services had total revenue of $859,000 and $957,000, respectively and net income of $280,000 in 1999 and $72,000 in 1998. See Note 1 of the Notes to Consolidated Financial Statements. The business of Iberia Services consists of acting as a broker for the sale of annuities and certain other securities to the general public. Iberia Services has one wholly owned subsidiary, Finesco, LLC., which the Bank acquired in January 1995 and which business consists of insurance premium financing.

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

EMPLOYEES

     The Bank had 497 full-time employees and 68 part-time employees as of December 31, 1999. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

SUPERVISION AND REGULATION

     GENERAL. The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 (BHCA) and to supervision by the FRB. The BHCA requires the Company to obtain the prior approval of the FRB for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Bank is subject to regulation and examination by the OFI and by the FDIC and also subject to certain requirements established by the FRB.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) further expanded the regulatory and enforcement powers of bank regulatory agencies. Among the significant provisions of FDICIA is the requirement that bank regulatory agencies prescribe standards relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. FDICIA mandates annual examinations of banks by their primary regulators.

     The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings) and changes in reserve requirements on bank deposits.

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLB Act also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

     Most of the GLB Act's provisions have delayed effective dates and require the adoption of implementing regulations to implement the statutory provisions. At this time, the Company has not determined whether it will become a financial holding company in order to utilize the expanded powers offered by the GLB Act, and the Bank is unable to predict the impact of the GLB Act's financial subsidiary provisions and consumer protections on its operations.

FEDERAL AND STATE TAXATION

     GENERAL. The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code which apply to financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Bank.

     FISCAL  YEAR.  The  Company  and  the  Bank  and  its  subsidiary   file  a
consolidated federal income tax return on the basis of a fiscal year ending on December 31.

     BAD DEBT RESERVES. Prior to the Small Business Job Protection Act of 1996, the bad debt deduction was the primary distinguishing factor between a thrift and a bank for tax purposes. Thrifts computed their bad debt deduction under (a) the percentage of taxable income method, or (b) the experience method. Under the 1996 Act, the special thrift bad debt reserve calculations under the percentage of taxable income method were repealed for years beginning after December 31, 1995. As a result, a large thrift (with total assets exceeding $500 million) was required to change from the reserve method to the specific charge-off method of computing its bad debt deduction. Because of the change in methods, the difference between the balances in the thrift bad debt reserve and the calculated bank reserve (generally the 1987 base year reserve) must be recaptured into taxable income over a six-year period beginning in 1996, subject to the residential loan requirement described below. The recapture requirement would be suspended for each of the two successive taxable years beginning after January 1, 1996 in which Iberia originates an amount of certain kinds of residential loans in which the aggregate are equal to or greater than the average of the principal amounts of such loans made by Iberia during its six taxable years preceding 1996. As of December 31, 1999 Iberia has 4 years of recapture remaining in the amount of $1.8 million.

     As discussed above, large institutions, such as Iberia, must determine their bad debt deduction using the specific charge-off method. Its expense in any given year will therefore equal the balance of loans charged off, net of any recoveries during that year.

     At December 31, 1999, the federal income tax reserves included $14.8 million for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

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

     INCOME TAX. The maximum federal corporate tax rate is 35%. The Code also imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is calculated on the AMTI in excess of an exemption amount. The alternative minimum tax is assessed to the extent that it exceeds the tax on regular taxable income. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b)

75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1999 the Company had a federal net operating loss carryover of $1.0 million, which was assumed by the Company in the acquisition of Royal Bankgroup.

     CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTIONS. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

     The Company's consolidated federal income tax returns for the tax years ended 1996, 1997 and 1998 are open under the statute of limitations and are subject to review by the IRS. In addition, the partial year 1996 federal tax returns of Royal Bankgroup and Jefferson Bancorp are also considered open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

     Louisiana does not permit the filing of consolidated income tax returns. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. The Bank is not subject to the Louisiana income or franchise taxes. However, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of
(a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

STRATEGIC FOCUS

     On February 17, 2000, the Company announced information regarding its strategic direction and focus. The Company also provided guidance to the investment community regarding current comfort ranges for operating Earnings Per Share figures for years 2000 and 2001.

     A copy of the Company's press release with respect to this information is attached hereto as Exhibit No. 99.1, which is incorporated herein by reference.

     The Company intends to provide to the investment community in the future additional guidance with respect to its anticipated performance. The Company will disclose any material change in the previously disclosed information or in the material assumptions on which such information was based.

ITEM 2.  PROPERTIES.

The following table sets forth certain information relating to the Bank's offices at December 31, 1999.

                                                                Net Book Value of
                                                                    Property
                                                                  and Leasehold
                                                 Owned or        Improvements at          Deposits at
                     Location                     Leased        December 31, 1999      December 31, 1999
                     --------                     ------        -----------------      -----------------
                                                                              (In Thousands)
1101 E. Admiral Doyle Drive, New Iberia            Owned           $    4,150             $    187,842
1427 W. Main Street, Jeanerette                    Owned                  190                   26,000
403 N. Lewis Street, New Iberia                    Owned                  337                   46,229
1205 Victor II Boulevard, Morgan City              Owned                  329                   18,233
1820 Main Street, Franklin (1)                    Leased                   75                    6,796
301 E. St. Peter Street, New Iberia                Owned                  980                   20,740
700 Jefferson Street, Lafayette                    Owned                  276                   18,173
576 N. Parkerson Avenue, Crowley                   Owned                  424                   29,745
200 E. First Street, Kaplan                        Owned                  128                   24,282
1012 The Boulevard, Rayne                          Owned                  173                    9,085
500 S. Main Street, St. Martinville                Owned                  271                   11,799
1101 Veterans Memorial Drive, Abbeville           Leased                    4                    6,985
150 Ridge Road, Lafayette                          Owned                   69                    7,451
2130 W. Kaliste Saloom, Lafayette                  Owned                1,075                   18,699
2110 W. Pinhook Road, Lafayette                    Owned                2,769                   75,073
2602 Johnston Street, Lafayette (1)               Leased                  320                   13,790
2240 Ambassador Caffery, Lafayette                Leased                  123                    5,011
4510 Ambassador Caffery, Lafayette                Leased                  125                    1,998
2723 W. Pinhook Road                              Leased                  140                    1,716
1011 Fourth Street, Gretna                         Owned                  619                   61,371
3929 Veterans Blvd., Metairie                     Leased                   --                   24,713
9300 Jefferson Hwy., River Ridge                   Owned                  470                   36,714
2330 Barataria Boulevard, Marrero                  Owned                  306                   37,446
4626 General De Gaulle, New Orleans                Owned                  230                   12,727
111 Wall Boulevard, Gretna                         Owned                  277                   19,231
1820 Barataria Blvd., Marrero                      Owned                  154                    2,341
4041 Williams Blvd., Kenner                       Leased                  147                    2,521
805 Bernard Road, Carenero                         Owned                  253                   24,578
200 Westgate Road, Scott                           Owned                   24                   25,828
463 Heyman Blvd., Lafayette                        Owned                  296                   31,724
1820 Moss St., Lafayette                           Owned                  287                   26,095
420 E. Kaliste Saloom, Lafayette                  Leased                   69                   22,695
4010 West Congress St., Lafayette                  Owned                1,073                   24,768
3710 Ambassador Caffery, Lafayette                Leased                   17                   20,243
3500 Desiard St., Monroe                           Owned                  267                   24,762
One Stella Mill Road, West Monroe                  Owned                1,657                   26,070
2348 Sterlington Road, Monroe                     Leased                   --                   13,281
5329 Cypress St., West Monroe                      Owned                   65                   19,406
1900 Jackson St., Monroe                           Owned                  114                    7,887
305 South Vienna, Ruston                           Owned                  631                   35,924
2810 Louisville Ave., Monroe                      Leased                   43                    7,483
1327 North Trenton St., Ruston                     Owned                  179                   13,530
2907 Cypress St., West Monroe                      Owned                   40                   14,281
8019 Desiard St., Monroe                           Owned                  165                   34,748
                                                                   ----------              -----------
                                                                   $   19,341              $ 1,100,014
                                                                   ==========              ===========

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and the Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein, to the extent applicable, is incorporated by reference on the inside front cover page of the Registrant's 1999 Annual Report to Stockholders ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from pages 8 and 9 of the Registrant's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 10 through 21 of the Registrant's 1999 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required hereon is incorporated by reference from pages 18 through 20 of the Registrant's 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 22 through 51 of the Registrant's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The  information  required  herein is  incorporated  by reference  from the
Registrant's   definitive  proxy  statement  for  the  2000  Annual  Meeting  of
Stockholders ("Proxy Statement").

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of this Report.

          (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):
               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Income for the Fiscal Periods Ended
                 December 31, 1999, 1998 and 1997.
               Consolidated  Statements of Changes in  Shareholders'  Equity for
                 the Fiscal Periods Ended December 31, 1999, 1998 and 1997.
               Consolidated  Statements  of Cash  Flows for the  Fiscal  Periods
                 Ended  December 31, 1999,  1998 and 1997.
               Notes to Consolidated Financial Statements.

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

                                  Exhibit Index
                                  -------------

Exhibit No. 3.1.               Articles of Incorporation - incorporated herein by reference to Registration
                               Statement on Form S-1 (File No. 33-96598).
Exhibit No. 3.2.               Bylaws - incorporated herein by reference to Registration Statement on Form S-1 (File
                               No. 33-96598).
Exhibit No. 4.1.               Stock Certificate - incorporated herein by reference to Registration Statement on
                               Form S-8 (File No. 33-93210).
Exhibit No. 10.1.              Employee Stock Ownership Plan - incorporated herein by reference to Registration
                               Statement on Form S-1 (File No. 33-96598).
Exhibit No. 10.2.              Profit Sharing Plan and Trust - incorporated herein by reference to Registration
                               Statement on Form S-8 (File No. 33-93210).
Exhibit No. 10.3.              Employment Agreement with Larrey G. Mouton - incorporated herein by reference to
                               Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
Exhibit No. 10.4.              Employment Agreement with Daryl G. Byrd - incorporated herein by reference to Exhibit
                               10.4 to  Registrant's  Quarterly  Report  on Form
                               10-Q for the fiscal quarter ended June 30, 1999.
Exhibit No. 10.5.              Indemnification Agreement with Daryl G. Byrd and Michael Brown.
Exhibit No. 10.6.              Severance Agreement with James R. McLemore, Jr. and Donald P. Lee - incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).
Exhibit No. 10.7               1996 Stock Option Plan - incorporated herein by reference to Exhibit 10.1 to
                               Registration Statement on Form S-8 (File No. 333-28859).


Exhibit No. 10.8.              1999 Stock Option Plan - incorporated herein by reference to Registrant's definitive proxy statement dated March 19, 1999.
Exhibit No. 10.9.              Recognition and Retention Plan - incorporated herein by reference to Registrant's definitive proxy statement dated April 16, 1996.
Exhibit No. 10.10.             Supplemental Stock Option Plan.
Exhibit No. 13.                1999 Annual Report to Stockholders - Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1999, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.
Exhibit No. 21.                Subsidiaries of the Registrant - reference is made to "Item 1. Business" for the required information.
Exhibit No. 23.                Consent of Castaing, Hussey, Lolan & Dauterieve LLP.
Exhibit No. 27.                Financial Data Schedule (SEC use only)
Exhibit No. 99.1               Press Release dated February 17, 2000 - Regarding the Company's strategic focus

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ISB FINANCIAL CORPORATION

     Date:  March 30, 2000                  By: /s/ Daryl G. Byrd
                                                ------------------------------
                                                President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                 NAME                                             TITLE                                  DATE
                 ----                                             -----                                  ----

/s/ Larrey G. Mouton                          Chief Executive Officer and Director                  March 30, 2000
------------------------------------
Larrey G. Mouton

/s/ James R. McLemore, Jr.                    Senior Vice President and Chief Financial Officer     March 30, 2000
------------------------------------
James R. McLemore, Jr.
(Principal Financial Officer)

/s/ Marilyn Burch                             Senior Vice President and Controller                  March 30, 2000
------------------------------------
Marilyn Burch
(Principal Accounting Officer)

/s/ Daryl G. Byrd                             President and Director                                March 30, 2000
------------------------------------
Daryl G. Byrd

/s/ Emile J. Plaisance                        Chairman of the Board                                 March 30, 2000
------------------------------------
Emile J. Plaisance

/s/ Elaine D. Abell                           Director                                              March 30, 2000
------------------------------------
Elaine D. Abell

/s/ Harry V. Barton, Jr.                      Director                                              March 30, 2000
------------------------------------
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.                     Director                                              March 30, 2000
------------------------------------
Ernest P. Breaux, Jr.

/s/ Cecil C. Broussard                        Director                                              March 30, 2000
------------------------------------
Cecil C. Broussard

/s/ William H. Fenstermaker                   Director                                              March 30, 2000
------------------------------------
William H. Fenstermaker

/s/ Richard F. Hebert                         Director                                              March 30, 2000
------------------------------------
Richard F. Hebert

/s/ Ray Himel                                 Director                                              March 30, 2000
------------------------------------
Ray Himel

/s/ E. Stewart Shea, III                      Director                                              March 30, 2000
------------------------------------
E. Stewart Shea, III

                                       26