Form 10-Q
period 2000-03-31
ISB FINANCIAL CORP/LA
filed 2000-05-15
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission File Number 0-25756

           IBERIABANK Corporation (formerly ISB Financial Corporation)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Louisiana                                    72-1280718
-------------------------------------------------  -----------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                        Identification Number)

       1101 East Admiral Doyle Drive
           New Iberia, Louisiana                                70560
----------------------------------------               ------------------------
 (Address of principal executive office)                      (Zip Code)

                                 (337) 365-2361
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes      X      No ____
                                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 9, 2000, 6,536,737 shares of the Registrants' common stock were issued and outstanding. Of that total, 568,907 shares are held by the Registrant's Employee Stock Ownership Plan, of which 249,978 shares were not committed to be released.

                    ISB FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

PART 1.    FINANCIAL INFORMATION                                            PAGE
-------    ---------------------                                            ----

Item 1.    Financial Statements

           Consolidated Balance Sheets                                         3
           (As of March 31, 2000 and December 31, 1999)

           Consolidated Statements of Income (For the three                    4
           months ended March 31, 2000 and 1999)

           Consolidated Statements of Shareholders' Equity (For the            5
           three months ended March 31, 2000 and 1999)

           Consolidated Statements of Cash Flows (For the three                6
           months ended March 31, 2000 and 1999)

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         15

PART 2.    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 2.    Changes in Securities                                              16

Item 3.    Defaults Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                16

Item 5.    Other Information                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    17

                    ISB FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in thousands, except share data)

                                     ASSETS
                                     ------
                                                                                     March 31,          December 31,
                                                                                        2000                1999
                                                                                    ---------------   -----------------
Cash and due from banks                                                                 $   30,405          $   39,443
Interest-bearing deposits in banks                                                          11,683               8,270
                                                                                    ---------------   -----------------
       Total cash and cash equivalents                                                      42,088              47,713
Investment securities:
    Available for sale, at fair value                                                      287,002             299,388
    Held to maturity (fair value of $79,410 and $82,884, respectively)                      83,307              85,493
Federal home loan bank stock, at cost                                                        6,925               6,821
Loans held for sale                                                                            920               4,771
Loans, net of unearned income, less allowance for loan
    losses of $8,951 and $8,749, respectively                                              869,283             834,333
Accrued interest receivable                                                                  7,236               8,017
Premises and equipment, net                                                                 25,499              25,957
Goodwill and acquisition intangibles                                                        41,235              42,063
Other assets                                                                                 9,920               9,022
                                                                                    ---------------   -----------------
TOTAL ASSETS                                                                            $1,373,415          $1,363,578
                                                                                    ===============   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
Deposits:
    Noninterest-bearing                                                                 $  123,815          $  116,493
    Interest-bearing                                                                     1,014,736             983,521
                                                                                    ---------------   -----------------
       Total deposits                                                                    1,138,551           1,100,014
Short-term borrowings                                                                       56,200              83,000
Accrued interest payable                                                                     3,172               5,385
Long-term debt                                                                              49,750              52,053
Other liabilities                                                                            8,484               5,937
                                                                                    ---------------   -----------------
TOTAL LIABILITIES                                                                        1,256,157           1,246,389
                                                                                    ---------------   -----------------

SHAREHOLDERS' EQUITY:
Preferred stock of $1 par value; 5,000,000 shares authorized; -0- shares issued                  -                   -
Common stock of $1 par value; 25,000,000 shares authorized; 7,380,671 shares issued          7,381               7,381
Additional paid-in capital                                                                  68,958              68,749
Retained earnings                                                                           71,013              69,065
Unearned common stock held by ESOP                                                          (2,500)             (2,649)
Unearned common stock held by RRP trust                                                     (3,012)             (3,024)
Accumulated other comprehensive income                                                      (9,076)             (7,124)
Treasury stock, at cost, 843,934 and 821,934 shares                                        (15,506)            (15,209)
                                                                                    ---------------   -----------------
TOTAL SHAREHOLDERS' EQUITY                                                                 117,258             117,189
                                                                                    ---------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $1,373,415          $1,363,578
                                                                                    ===============   =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ISB FINANCIAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                 For the Three Months
                                                                   Ended March 31,
                                                             ------------------------------
                                                                  2000             1999
                                                             -------------    -------------
INTEREST AND DIVIDEND INCOME:
    Loans, including fees                                        $ 18,358         $ 16,566
    Investment securities:
       Taxable interest and dividends                               6,220            5,990
       Tax-exempt interest                                             22               35
    Interest-bearing demand deposits                                   55              843
                                                             -------------    -------------
Total interest and dividend Income                                 24,655           23,434
                                                             -------------    -------------
INTEREST EXPENSE:
    Deposits                                                       10,628           10,270
    Short-term borrowings                                             814                0
    Long-term debt                                                    842              735
                                                             -------------    -------------
Total interest expense                                             12,284           11,005
                                                             -------------    -------------

Net interest income                                                12,371           12,429
Provision for loan losses                                             481              370
                                                             -------------    -------------
Net interest income after provision for loan losses                11,890           12,059
                                                             -------------    -------------
NONINTEREST INCOME:
    Service charges on deposit accounts                             1,974            1,880
    ATM fee income                                                    301              207
    Gain on sale of loans, net                                          9              302
    Gain on sale of property                                            0                0
    Gain on sale of  investments, net                                   0                0
    Other income                                                      875              711
                                                             -------------    -------------
Total noninterest income                                            3,159            3,100
                                                             -------------    -------------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                  5,027            5,134
    Occupancy and equipment                                         1,364            1,375
    Amortization of acquisition intangibles                           828              853
    Franchise and shares tax                                          347              263
    Communication and delivery                                        706              662
    Marketing and business development                                324              270
    Data processing                                                   316              205
    Printing, stationery and supplies                                 167              220
    Other expenses                                                  1,263            1,563
                                                             -------------    -------------
Total noninterest expense                                          10,342           10,545
                                                             -------------    -------------
Income before income tax expense                                    4,707            4,614
Income tax expense                                                  1,752            1,755
                                                             -------------    -------------
NET INCOME                                                        $ 2,955          $ 2,859
                                                             =============    =============

EARNINGS PER SHARE - BASIC                                         $ 0.48           $ 0.45
                                                             =============    =============
EARNINGS PER SHARE - DILUTED                                       $ 0.48           $ 0.44
                                                             =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ISB FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                                                                        Unearned
                                                                             Unearned    Common    Accumulated              Total
                                                       Additional             Common      Stock       Other                 Share-
                                             Common    Paid In   Retained   Stock Held   Held By  Comprehensive Treasury   holders'
                                              Stock    Capital   Earnings    By ESOP    RRP Trust    Income       Stock     Equity
                                            ---------- --------- ---------- ----------- ---------- -----------  --------- ----------
BALANCE, DECEMBER 31, 1998                    $ 7,381    $68,021    $63,527    $ (3,267)   $(3,683) $    349   $  (8,361) $ 123,967

Comprehensive income:
     Net income                                                       2,859                                                   2,859
     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                                                                            (1,137)                (1,137)
                                                                                                                          ----------
Total comprehensive income                                                                                                    1,722
Cash dividends declared                                                (974)                                                   (974)
Common stock released by ESOP trust                          174                    158                                         332
Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                    12                               105                              117
Treasury stock acquired at cost,
     68,000 shares                                                                                                (1,389)    (1,389)
Stock options exercised                                        1                                                      15         16
                                            ---------- ---------- ---------- ----------- ---------- ---------  ---------- ----------
BALANCE,  MARCH 31, 1999                      $ 7,381    $68,208    $65,412    $ (3,109)   $(3,578) $   (788)  $  (9,735) $ 123,791
                                            ========== ========== ========== =========== ========== =========  ========== ==========

BALANCE, DECEMBER 31, 1999                    $ 7,381    $68,749    $69,065    $ (2,649)   $(3,024) $ (7,124)  $ (15,209) $ 117,189

Comprehensive income:
     Net income                                                       2,955                                                   2,955
     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                                                                            (1,952)                (1,952)
                                                                                                                          ----------
Total comprehensive income                                                                                                    1,003
Cash dividends declared                                              (1,007)                                                 (1,007)
Common stock released by ESOP trust                           51                    149                                         200
Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                    13                               140                              153

Common stock acquired by RRP trust                           128                              (128)                               0
Compensation expense on stock option plans                    17                                                                 17
Treasury stock acquired at cost, 22,000 shares                                                                      (297)      (297)
Stock options exercised                                        0                                                                  0
                                            ---------- ---------- ---------- ----------- ---------- ---------  ---------- ----------
BALANCE, MARCH 31, 2000                       $ 7,381    $68,958    $71,013    $ (2,500)   $(3,012) $ (9,076)  $ (15,506) $ 117,258
                                            ========== ========== ========== =========== ========== =========  ========== ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ISB FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                   Three Months Ended March 31, 2000 and 1999
                             (Dollars in thousands)
                                                            2000       1999
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   2,955    $   2,859

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                           1,675        1,655
    Provision for loan losses                                 481          370
    Compensation expense recognized
       on RRP and stock options                               170          117
    Gain on sales of assets                                   (61)          (7)
    Amortization of premium/discount on investments            18           32
    Current provision for deferred income taxes                 0           (4)
    FHLB stock dividends                                     (104)        (139)
    Net change in loans held for sale                       3,851        9,996
    ESOP compensation                                         152          332
    Other, net                                                588        4,405
                                                        ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         9,725       19,616
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Activity in available for sale securities:
         Maturities, prepayments and calls                  9,575        9,500
         Purchases                                              0      (24,837)
    Activity in held to maturity securities:
         Maturities, prepayments and calls                  2,069       17,365
         Purchases                                              0       (9,699)
    Increase in loans receivable, net                     (35,691)      (4,103)
    Proceeds from sale of premises and equipment              113           87
    Purchases of premises and equipment                      (280)      (1,324)
    Proceeds from disposition of real
         estate owned & property                              385          206
                                                        ---------    ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (23,829)     (12,805)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in deposits                        38,838      (41,359)
    Net change in short term borrowings                   (26,800)           0
    Repayments of long term debt                           (2,303)        (283)
    Dividends paid to shareholders                           (959)        (984)
    Proceeds from sale of treasury stock for
        stock options exercised                                 0           16
    Payments to repurchase common stock                      (297)      (1,389)
                                                        ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         8,479      (43,999)
                                                        ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (5,625)     (37,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           47,713      145,871
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  42,088    $ 108,683
                                                        =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
    Acquisition of real estate in settlement of loans   $     256    $     225
                                                        =========    =========
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
    Interest on deposits and borrowings                 $  14,497    $  11,433
                                                        =========    =========
    Income taxes                                        $      30    $     450
                                                        =========    =========
    Income tax refunds                                  $      --    $      --
                                                        =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ISB FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for ISB Financial Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

BUSINESS

The Company's principal business is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), which conducts business from its main office located in New Iberia, Louisiana. IBERIABANK operates 42 full service offices in its market areas located in south central Louisiana, northeast Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, mortgage and commercial loans. The Bank also offers discount brokerage services through it's wholly owned subsidiary, Iberia Financial Services, LLC.

The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board ("FRB"). As a Louisiana chartered commercial bank, deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   LOANS RECEIVABLE

Loans receivable (in thousands) at March 31, 2000 and December 31, 1999 consists of the following:

                                       March 31,   December 31,
                                         2000         1999
                                         ----         ----
Residential mortgage loans:
    Residential 1-4 family            $ 273,745    $ 266,365
    Construction                          6,685        6,381
                                      ---------    ---------
   Total residential mortgage loans     280,430      272,746
Commercial loans:
    Business                             81,185       82,485
    Real estate                         168,116      157,248
                                      ---------    ---------
     Total commercial loans             249,301      239,733
Consumer loans:
    Home equity                          94,917       91,531
    Automobile                           24,288       23,432
    Indirect automobile                 194,012      179,350
    Credit card loans                     6,388        6,436
    Other                                28,898       29,854
                                      ---------    ---------
     Total consumer loans               348,503      330,603
                                      ---------    ---------

     Total loans receivable             878,234      843,082

Allowance for loan losses                (8,951)      (8,749)
                                      ---------    ---------

Loans receivable, net                 $ 869,283    $ 834,333
                                      =========    =========

3.   EARNINGS PER SHARE

Basic earnings per share were based on 6,095,475 weighted average shares outstanding during the three month period ended March 31, 2000. Diluted earnings per share were based on 6,095,846 weighted average shares outstanding during the three month period ended March 31, 2000. For the three months ended March 31, 2000, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 257,409; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 202,512 and (c) the weighted average shares purchased in Treasury Stock of 825,274.

4.   SUBSEQUENT EVENTS

On May 5, 2000, the shareholders of ISB Financial Corporation approved changing the Company's name to IBERIABANK Corporation. The name change will take place immediately. Effective May 15, 2000, the Company's stock symbol on the NASDAQ National Market will change to "IBKC".

     This Form 10-Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which would cause actual results to differ materially from the estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION
------------------------------

At March 31, 2000, the consolidated assets of the Company totaled $1.37 billion, an increase of $9.8 million, or .72%, from December 31, 1999.

Loans, net of unearned income, less allowance for loan losses, increased by $35.0 million, or 4.2%, to $869.3 million at March 31, 2000 compared to $834.3 million at December 31, 1999. Such increase was primarily the result of a $17.9 million, or 5.4% increase in consumer loans, reflecting growth of $14.6 million in indirect automobile loans, $3.4 million in home equity loans and a net decrease in remaining consumer loans of $1 million. Other loan increases consisted of growth in commercial loans of $9.6 million, or 4.0% and mortgage loans of $7.7 million, or 2.8%. The Company's loan to deposit ratio at March 31, 2000 was 76.3% compared to 75.8% at December 31, 1999. For additional information on loans, see Note 2 to the Consolidated Financial Statements.

Loans held for sale decreased $3.9 million, or 80.7%, to $920,000 compared to $4.8 million at December 31, 1999. Loans held for sale are single-family residential mortgage loans to be sold in the secondary market.

Interest-bearing deposits at other institutions increased $3.4 million, or 41.3%, to $11.7 million at March 31, 2000, compared to $8.3 million at December 31, 1999.

The Company's investment securities available for sale decreased $12.4 million, or 4.1%, to $287.0 million at March 31, 2000, compared to $299.4 million at December 31, 1999. Such decrease was primarily the result of $9.4 million of repayments in mortgage-backed securities or the maturity of investment securities available for sale, and a $3.0 million additional decrease in the market value of such securities.

The Company's investment securities held to maturity decreased $2.2 million, or 2.6%, to $83.3 million at March 31, 2000, compared to $85.5 million at December 31, 1999. Such decrease was primarily the result of repayments of mortgage-backed securities or the maturity of investment securities held to maturity.

Deposits increased $38.5 million, or 3.5%, to $1,138.6 million at March 31, 2000, compared to $1,100.0 million at December 31, 1999. The increase in deposits was primarily the result of a $55.9 million increase in savings account balances as a result of promotional pricing, which was partially offset by a $19.4 million decrease in time deposits due primarily to lower pricing of non-relationship accounts.

Federal Home Loan Bank short-term borrowings decreased $26.8 million, or 32.3%, to $56.2 million at March 31, 2000, compared to $83.0 million at December 31, 1999. The net decrease in advances was in short term advances with a duration of 8 days or less. The decrease in advances was primarily the result of net deposit increases, which was partially offset by the funding of loan originations.

Long-term debt decreased $2.3 million, or 4.4%, to $49.7 million at March 31, 2000, compared to $52.1 million at December 31, 1999. The decrease in long-term debt was due primarily to principal repayments made on long-term borrowings. No new long-term borrowings were made in the first quarter 2000.

Total shareholders' equity increased $69,000, or 0.06%, to $117.3 million at March 31, 2000. The increase was the result of the Company's net income of $3.0 million, $200,000 of common stock released by the ESOP, $153,000 of common stock earned by participants of the Recognition and Retention Plan and $17,000 of compensation expense recognized on stock option plans, which was partially offset by $297,000 of treasury stock acquired, $1.0 million of cash dividends declared on common stock and a $2.0 million, after taxes, decrease in accumulated other comprehensive income.

RESULTS OF OPERATIONS
---------------------

The Company reported net income of $3.0 million for the three months ended March 31, 2000, compared to $2.9 million earned during the three months ended March 31, 1999. The Company's net interest income decreased $58,000 and total noninterest income increased $59,000 during the three months ended March 31, 2000 compared to the first quarter of 1999. Noninterest expense decreased $203,000 and income tax expense decreased $3,000 during the three months ended March 31, 2000 compared to the first quarter of 1999.

AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Bank from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                                              Three Months Ended March 31,
                                                      ----------------------------------------------------------------------------
                                                                        2000                                   1999
                                                      --------------------------------------   -----------------------------------
                                                                                   Average                                Average
                                                        Average                     Yield/       Average                  Yield/
(Dollars in thousands)                                  Balance       Interest     Rate(1)       Balance     Interest     Rate(1)
--------------------------------------------------------------------------------------------   -----------------------------------
Loans receivable:
     Mortgage loans                                    $  274,706     $  5,439        7.92%    $  314,405    $  6,428       8.18%
     Commercial loans                                     240,651        5,507        9.05        199,797       4,450       8.91
     Consumer and other loans                             334,378        7,412        8.92        262,132       5,688       8.80
                                                       ----------     --------                 ----------    --------
          Total Loans                                     849,735       18,358        8.63        776,334      16,566       8.58
                                                       ----------     --------                 ----------    --------
Investment securities                                     398,006        6,242        6.27        386,329       6,025       6.24
Other earning assets                                        4,662           55        4.74         80,037         843       4.27
                                                       ----------     --------                 ----------    --------
   Total earning assets                                 1,252,403       24,655        7.87      1,242,700      23,434       7.57
                                                                      --------                               --------
Nonearning assets                                         102,185                                 120,656
                                                       ----------                              ----------
   Total assets                                        $1,354,588                              $1,363,356
                                                       ==========                              ==========
Interest-bearing liabilities:
   Deposits:
     Demand deposits                                   $  251,113        1,426        2.28     $  292,971       1,553       2.15
     Savings deposits                                     178,039        1,591        3.59        129,653         581       1.82
     Certificates of deposits                             577,336        7,611        5.30        643,001       8,136       5.13
                                                       ----------     --------                 ----------    --------
        Total deposits                                  1,006,488       10,628        4.25      1,065,625      10,270       3.91
Borrowings                                                105,670        1,656        6.20         45,538         735       6.46
                                                       ----------     --------                 ----------    --------
      Total interest-bearing liabilities                1,112,158       12,284        4.43      1,111,163      11,005       4.01
                                                                      ---------                              --------
Noninterest - bearing demand deposits                     116,002                                 116,676
Noninterest - bearing liabilities                          10,548                                  11,090
                                                       ----------                              ----------
        Total liabilities                               1,238,708                               1,238,929
Shareholders' Equity                                      115,880                                 124,427
                                                       ----------                              ----------
        Total liabilities and shareholders' equity     $1,354,588                              $1,363,356
                                                       ==========                              ==========

Net earning assets                                     $  140,245                              $  131,537
                                                       ==========                              ==========
Net interest spread                                                   $ 12,371        3.44%                  $ 12,429       3.56%
                                                                      ========        ====                   ========       ====

Net interest margin                                                                   3.93%                                 3.98%
                                                                                      ====                                  ====
Ratio of average earning assets to
   average interest-bearing liabilities                   112.61%                                  111.84%
                                                          ======                                   ======

--------------------------------
(1)  Annualized.

NET INTEREST INCOME

Net interest income decreased $58,000, or 0.47%, to $12.4 million for the three months ended March 31, 2000, compared to $12.4 million for the three months ended March 31, 1999. The decrease was due to a $1.3 million, or 11.6%, increase in interest expense, which was partially offset by a $1.2 million, or 5.2% increase in interest income. The increase in interest income was the result of a $9.7 million, or 0.78%, increase in the average balance of earning assets, together with a 30 basis point increase in the yield earned on earning assets. The increase in interest expense was the result of a $995,000, or 0.09%, increase in the average balance of interest-bearing liabilities, together with a 42 basis point increase in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.44% and 3.93%, respectively, during the three months ended March 31, 2000, compared to 3.56% and 3.98%, respectively, for the comparable period in 1999.

INTEREST INCOME

The Company's total interest income was $24.7 million for the three months ended March 31, 2000, compared to $23.4 million for the three months ended March 31, 1999. The reason for the $1.2 million, or 5.2%, increase in interest income was a $1.8 million, or 10.8%, increase in interest income from loans, a $217,000, or 3.6%, increase in interest and dividends on investment securities, which was partially offset by a $788,000, or 93.4%, decrease in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $73.4 million, or 9.5%, increase in the average balance of loans, together with a 5 basis point increase in the yield earned thereon. The increase in interest income from investment securities was the result of a $11.7 million, or 3.0%, increase in the average balance of investment securities, together with a 3 basis point increase in the yield earned thereon. The decrease in interest from deposits at other institutions was the result of a $75.4 million, or 94.2%, decrease in the average balance of deposits at other institutions, which was partially offset by a 47 basis point increase in the yield earned thereon.

INTEREST EXPENSE

The Company's total interest expense was $12.3 million during the three months ended March 31, 2000, compared to $11.0 million for the three months ended March 31, 1999. The reasons for the $1.3 million, or 11.6%, increase in total interest expense was a $921,000, or 125.3%, increase in interest expense on borrowings due to a $60.1 million, or 132.0%, increase in the average balance of borrowings, which was partially offset by a 26 basis point decrease in the cost of such borrowings and a $358,000, or 3.5%, increase in interest expense on deposits due to a $59.1 million, or 5.5%, decrease in the average balance of interest-bearing deposits, which was partially offset by a 34 basis point increase in the cost of such deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $481,000 for the three months ended March 31, 2000 as compared to $370,000 for the same period in 1999. The Company had $3.8 million of non performing assets, or .28% of total assets, at March 31, 2000, compared to $3.3 million, or .24% of total assets, at December 31, 1999. As of March 31, 2000, the ratio of the Company's allowance for loan losses to non performing loans was 237.2%, compared to 279.3% at December 31, 1999.

NONINTEREST INCOME

Noninterest income increased $59,000, or 1.9%, for the three months ended March 31, 2000 to $3.2 million, compared to $3.1 million for the three months ended March 31, 1999. Such increase was due primarily to a $94,000, or 5.0%, increase in service charges on deposit accounts, a $94,000, or 45.4%, increase in ATM fee income and a $164,000, or 23.1%, increase in other income, all of which were partially offset by a $293,000, or 97.0% decrease in gains on the sale of mortgage loans in the secondary market.

The increase in other income is attributable to an increase in commission income, gain on the sale of fixed assets and other sources of income.

NONINTEREST EXPENSE

Noninterest expense decreased $203,000, or 1.9%, for the three months ended March 31, 2000, to $10.3 million, compared to $10.5 million for the three months ended March 31, 1999. Such decrease was due in part to a $142,000 decrease in the ESOP retirement contribution expense caused by the decrease in the average fair market value of Company stock. Reclassification of deposits according to use for reserve purposes later in 1999 resulted in quarterly savings of FDIC insurance of $64,000. The carrying cost associated with other real estate owned, net of gains on sale of property, declined by $45,000. Additional decreases of $75,000 in employee development, $53,000 in stationery and supplies, and $182,000 in miscellaneous other expenses reflects Management's emphasis on controlling discretionary expenses. These decreases were offset in part by increases of $106,000 in professional fees, $111,000 in the cost of computer related expenses and $84,000 in the share tax assessment.

INCOME TAX EXPENSE

Income tax expense remained basically flat due to equivalent levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At March 31, 2000, the Company had $100.4 million in outstanding advances from the FHLB of Dallas and $5.6 million in outstanding debt from Union Planters Bank, N.A.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At March 31, 2000, the total approved loan commitments outstanding amounted to
$39.3 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $114.0 million. Certificates of deposit scheduled to mature in twelve months or less at March 31, 2000 totaled $397.0 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At March 31, 2000, the Company and its subsidiary had regulatory capital, which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of March 31, 2000 are detailed below (dollars in thousands):

                              Required Capital                 Actual Capital
                             ------------------              ------------------

                             Amount     Percent              Amount     Percent
                             ------     -------              ------     -------

      Tier 1 Leverage        $52,533       4.00%             $85,022       6.47%

      Tier 1 Risk-Based      $34,484       4.00%             $85,022       9.86%

      Total Risk-Based       $68,968       8.00%             $93,973      10.90%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 1999 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2000. Management believes there have been no material changes in the Company's market risk since December 31, 1999.

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           Not Applicable

Item 2.    Changes in Securities
           ---------------------
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Not Applicable

Item 5.    Other Information
           -----------------
           On May 5, 2000, the shareholders of ISB Financial Corporation approved changing the Company's name to IBERIABANK Corporation. The name change will take place immediately. Effective May 15, 2000, the Company's stock symbol on the NASDAQ National Market will change to "IBKC".

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           Exhibit 27 -  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IBERIABANK CORPORATION


Date: May  12,  2000                  By:  /s/ Daryl G. Byrd
      --------------                       -------------------------------
                                           Daryl G. Byrd
                                           President

Date: May  12,  2000                  By:  /s/ Marilyn Burch
      --------------                       ------------------------------
                                           Marilyn Burch
                                           Senior Vice President and Controller