Form 10-Q
period 2000-06-30
IBERIABANK CORP
filed 2000-08-14
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                         Commission File Number 0-25756


           IBERIABANK Corporation (formerly ISB Financial Corporation)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Louisiana                                72-1280718
------------------------------------------------    ----------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                        Identification Number)

               1101 East Admiral Doyle Drive
                   New Iberia, Louisiana                        70560
----------------------------------------------------    ------------------------
          (Address of principal executive office)            (Zip Code)


                                 (337) 365-2361
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


The Registrant had 6,496,237 shares of common stock, $1.00 par value, which were issued and outstanding as of August 3, 2000.

                      IBERIABANK CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

PART 1.    FINANCIAL INFORMATION                                           PAGE
-------    ---------------------                                           ----

Item 1.    Financial Statements

           Consolidated Balance Sheets                                         3
           (As of June 30, 2000 and December 31, 1999)

           Consolidated Statements of Income (For the three and six            4
           months ended June 30, 2000 and 1999)

           Consolidated Statements of Shareholders' Equity (For the            5
           six months ended June 30, 2000 and 1999)

           Consolidated Statements of Cash Flows (For the six                  6
           months ended June 30, 2000 and 1999)

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         16


PART 2.    OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings                                                  17

Item 2.    Changes in Securities                                              17

Item 3.    Defaults Upon Senior Securities                                    17

Item 4.    Submission of Matters to a Vote of Security Holders                17

Item 5.    Other Information                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    19

                      IBERIABANK CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in thousands, except share data)

                                     ASSETS
                                     ------

                                                                            June 30,     December 31,
                                                                              2000           1999
                                                                              ----           ----
Cash and due from banks                                                  $    32,151    $    39,443
Interest-bearing deposits in banks                                             3,863          8,270
                                                                         -----------    -----------
       Total cash and cash equivalents                                        36,014         47,713
Investment securities:
    Available for sale, at fair value                                        275,425        299,388
    Held to maturity (fair value of $77,976 and $82,884, respectively)        81,041         85,493
Federal home loan bank stock, at cost                                          7,741          6,821
Loans held for sale                                                              278          4,771
Loans, net of unearned income, less allowance for loan
    losses of $9,238 and $8,749, respectively                                929,542        834,333
Accrued interest receivable                                                    8,310          8,017
Premises and equipment, net                                                   23,398         25,957
Goodwill and acquisition intangibles                                          40,415         42,063
Other assets                                                                   8,910          9,022
                                                                         -----------    -----------
TOTAL ASSETS                                                             $ 1,411,074    $ 1,363,578
                                                                         ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
Deposits:
    Noninterest-bearing                                                  $   124,254    $   116,493
    Interest-bearing                                                       1,004,590        983,521
                                                                         -----------    -----------
       Total deposits                                                      1,128,844      1,100,014
Short-term borrowings                                                         94,975         83,000
Accrued interest payable                                                       3,262          5,385
Long-term debt                                                                57,371         52,053
Other liabilities                                                              7,553          5,937
                                                                         -----------    -----------
TOTAL LIABILITIES                                                          1,292,005      1,246,389
                                                                         -----------    -----------

SHAREHOLDERS' EQUITY:
Preferred stock of $1 par value; 5,000,000
  shares authorized; -0- shares issued                                             0              0
Common stock of $1 par value; 25,000,000
  shares authorized; 7,380,671 shares issued                                   7,381          7,381
Additional paid-in capital                                                    69,049         68,749
Retained earnings                                                             73,132         69,065
Unearned common stock held by ESOP                                            (2,353)        (2,649)
Unearned common stock held by RRP trust                                       (2,878)        (3,024)
Accumulated other comprehensive income                                        (9,174)        (7,124)
Treasury stock, at cost, 884,434 and 821,934 shares                          (16,088)       (15,209)
                                                                         -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                                   119,069        117,189
                                                                         -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 1,411,074    $ 1,363,578
                                                                         ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     IBERIABANK CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                  (Dollars in thousands, except per share data)

                                                              For the Three Months                  For the Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                          -------------------------------   ------------------------------
                                                             2000             1999               2000            1999
                                                          -------------  ----------------   -------------  ---------------
INTEREST AND DIVIDEND INCOME:
    Loans, including fees                                     $ 19,608          $ 16,986       $ 37,966          $ 33,552
    Investment securities:
       Taxable interest and dividends                            6,138             6,702         12,358            12,692
       Tax-exempt interest                                          21                26             43                61
    Interest-bearing demand deposits                                76               136            131               979
                                                          -------------  ----------------   ------------   ---------------
Total interest and dividend income                              25,843            23,850         50,498            47,284
                                                          -------------  ----------------   ------------   ---------------

INTEREST EXPENSE:
    Deposits                                                    10,853            10,161         21,481            20,431
    Short-term borrowings                                        1,228                 0          2,042                 0
    Long-term debt                                                 802               926          1,644             1,661
                                                          -------------  ----------------   ------------   ---------------
Total interest expense                                          12,883            11,087         25,167            22,092
                                                          -------------  ----------------   ------------   ---------------

Net interest income                                             12,960            12,763         25,331            25,192
Provision for loan losses                                          604               265          1,085               635
                                                          -------------  ----------------   ------------   ---------------
Net interest income after provision for loan losses             12,356            12,498         24,246            24,557
                                                          -------------  ----------------   ------------   ---------------
NONINTEREST INCOME:
    Service charges on deposit accounts                          1,982             1,846          3,956             3,726
    ATM fee income                                                 329               290            630               497
    Gain on sale of loans, net                                      49               181             58               483
    Gain on sale of fixed assets                                    24                26             67                64
    Other income                                                   720               749          1,552             1,422
                                                          -------------  ----------------   ------------   ---------------
Total noninterest income                                         3,104             3,092          6,263             6,192
                                                          -------------  ----------------   ------------   ---------------
NONINTEREST EXPENSE:
    Salaries and employee benefits                               4,873             5,205          9,900            10,339
    Occupancy and equipment                                      1,385             1,311          2,749             2,686
    Amortization of acquisition intangibles                        820               855          1,648             1,708
    Franchise and shares tax                                       407               348            754               611
    Communication and delivery                                     625               659          1,331             1,321
    Marketing and business development                             341               315            665               585
    Data processing                                                312               246            628               451
    Printing, stationery and supplies                              217               227            384               447
    Other expenses                                               1,502             1,802          2,765             3,365
                                                          -------------  ----------------   ------------   ---------------
Total noninterest expense                                       10,482            10,968         20,824            21,513
                                                          -------------  ----------------   ------------   ---------------
Income before income tax expense                                 4,978             4,622          9,685             9,236
Income tax expense                                               1,858             1,794          3,610             3,549
                                                          -------------  ----------------   ------------   ---------------
NET INCOME                                                     $ 3,120           $ 2,828        $ 6,075           $ 5,687
                                                          =============  ================   ============   ===============
EARNINGS PER SHARE - BASIC                                      $ 0.51            $ 0.46         $ 1.00            $ 0.91
                                                          =============  ================   ============   ===============
EARNINGS PER SHARE - DILUTED                                    $ 0.51            $ 0.45         $ 1.00            $ 0.89
                                                          =============  ================   ============   ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      IBERIABANK CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                                                                 Unearned
                                                                     Unearned    Common   Accumulated
                                             Additional               Common      Stock      Other                     Total
                                   Common     Paid In    Retained   Stock Held   Held By   Comprehensive Treasury    Shareholders'
                                   Stock      Capital    Earnings    By ESOP    RRP Trust    Income       Stock        Equity
                                  ---------  ----------  ---------  ----------- ---------- ----------- ------------ ------------
BALANCE, DECEMBER 31, 1998         $ 7,381     $ 68,021   $ 63,527    $ (3,267)  $ (3,683)      $ 349     $ (8,361)   $ 123,967

Comprehensive income:
     Net income                                              5,687                                                        5,687
     Change in unrealized gain
      (loss) on securities
       available for sale,
       net of deferred taxes                                                                   (3,248)                   (3,248)
                                                                                                                     ----------
Total comprehensive income                                                                                                2,439
Cash dividends declared                                     (2,029)                                                      (2,029)
Common stock released by
  ESOP trust                                        342                    313                                              655

Common stock earned by
  participants of recognition
  and retention plan trust,
  including tax benefit                              26                               212                                   238

Treasury stock acquired at
  cost, 336,500 shares                                                                                      (7,045)      (7,045)
Stock options exercised                               1                                                         15           16
                                  ---------  ----------  ---------- ----------- ---------- ----------- ------------ ------------
BALANCE,  JUNE 30, 1999            $ 7,381     $ 68,390   $ 67,185    $ (2,954)  $ (3,471)   $ (2,899)   $ (15,391)   $ 118,241
                                  =========  ==========  ========== =========== ========== =========== ============ ============

BALANCE, DECEMBER 31, 1999         $ 7,381     $ 68,749   $ 69,065    $ (2,649)  $ (3,024)    $ (7,124)   $ (15,209)  $ 117,189

Comprehensive income:
     Net income                                              6,075                                                        6,075
     Change in unrealized
       gain (loss) on securities
       available for sale,
       net of deferred taxes                                                                    (2,050)                  (2,050)
                                                                                                                    ------------

Total comprehensive income                                                                                                4,025
Cash dividends declared                                     (2,008)                                                      (2,008)
Common stock released by
  ESOP trust                                        113                    296                                              409

Common stock earned by
  participants of recognition
  and retention plan trust,
  including tax benefit                              26                               274                                   300

Common stock acquired by
  RRP trust                                         128                              (128)                                    0
Compensation expense on
  stock option plans                                 33                                                                      33
Treasury stock acquired at
  cost, 62,500 shares                                                                                          (879)       (879)

                                  ---------  ----------  ---------- ----------- ---------- ----------- ------------ ------------
BALANCE, JUNE 30, 2000             $ 7,381     $ 69,049   $ 73,132    $ (2,353)  $ (2,878)   $ (9,174)   $ (16,088)   $ 119,069
                                  =========  ==========  ========== =========== ========== =========== ============ ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      IBERIABANK CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                      For the Six Months Ended
                                                                             June 30,
                                                                      ------------------------
                                                                          2000        1999
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   6,075    $   5,687

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          3,370        3,295
    Provision for loan losses                                              1,085          635
    Compensation expense recognized on RRP and stock options                 333          238
    Gain on sales of assets                                                  (93)         (50)
    Amortization of premium/discount on investments                           33          723
    FHLB stock dividends                                                    (326)        (275)
    Net change in loans held for sale                                      4,493       10,616
    ESOP compensation                                                        312          655
    Restructuring                                                           (115)           0
    Other, net                                                              (460)       2,354
                                                                       ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       14,707       23,878
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Activity in available for sale securities:
         Maturities, prepayments and calls                                21,046       15,500
         Purchases                                                             0      (47,837)
    Activity in held to maturity securities:
         Maturities, prepayments and calls                                 4,374       32,852
         Purchases                                                             0      (52,161)
    Increase in loans receivable, net                                    (97,007)     (24,411)
    Proceeds from sale of premises and equipment                           1,823          345
    Purchases of premises and equipment                                     (438)      (1,714)
    Purchases of FHLB Stock                                                 (594)           0
    Proceeds from disposition of real estate owned & property                756          513
                                                                       ---------    ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (70,040)     (76,913)
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in deposits                                       29,132      (77,013)
    Net change in short term borrowings                                    4,400       35,429
    Issuance of long term debt                                            15,000        4,500
    Repayments of long term debt                                          (2,107)           0
    Dividends paid to shareholders                                        (1,912)      (1,985)
    Proceeds from sale of treasury stock for stock options exercised           0           16
    Payments to repurchase common stock                                     (879)      (7,045)
                                                                       ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       43,634      (46,098)
                                                                       ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (11,699)     (99,133)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          47,713      145,871
                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  36,014    $  46,738
                                                                       =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
    Acquisition of real estate in settlement of loans                  $     703    $     525
                                                                       =========    =========
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
    Interest on deposits and borrowings                                $  27,290    $  22,882
                                                                       =========    =========
    Income taxes                                                       $   3,680    $   3,018
                                                                       =========    =========
    Income tax refunds                                                 $      --    $       9
                                                                       =========    =========

                      IBERIABANK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (formerly ISB Financial Corporation), previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

BUSINESS

The principal business of IBERIABANK Corporation (the "Company") is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), headquartered in New Iberia, Louisiana. The Bank operates 40 full service offices in its market areas located in south central Louisiana, northeast Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, mortgage and commercial loans. The Bank also offers discount brokerage services through it's wholly owned subsidiary, Iberia Financial Services, LLC.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued FAS Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply FAS Statement 133. There are no conflicts with or modifications to the basic model of Statement 133, and there is no delay in the effective date of Statement 133. FAS 138 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. Implementation of this standard is not expected to have a material impact on financial position or results of operations.

3. LOANS RECEIVABLE

Loans receivable at June 30, 2000 and December 31, 1999 consisted of the following:

                                                 June 30,           December 31,
      ($000)                                       2000                1999
      --------------------------------------------------------------------------

      Residential mortgage loans:
          Residential 1-4 family                $ 286,906          $  266,365
          Construction                              8,712               6,381
                                                ---------          ----------
         Total residential mortgage loans         295,618             272,746
      Commercial loans:
          Business                                 80,407              82,485
          Real estate                             193,705             157,248
                                                ---------          ----------
           Total commercial loans                 274,112             239,733
      Consumer loans:
          Home equity                             103,197              91,531
          Automobile                               24,757              23,432
          Indirect automobile                     203,512             179,350
          Credit card loans                         7,224               6,436
          Other                                    30,360              29,854
                                                ---------          ----------
           Total consumer loans                   369,050             330,603
                                                ---------          ----------

           Total loans receivable                 938,780             843,082

      Allowance for loan losses                    (9,238)             (8,749)
                                                ---------          ----------
      Loans receivable, net                     $ 929,542          $  834,333
                                                =========          ==========

4. EARNINGS PER SHARE

Basic earnings per share were based on 6,071,461 weighted average shares outstanding during the three month period ended June 30, 2000. Diluted earnings per share were based on 6,082,244 weighted average shares outstanding during the three month period ended June 30, 2000. For the three months ended June 30, 2000, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 242,660; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 206,595 and (c) the weighted average shares purchased in Treasury Stock of 859,956.

For the six months ended June 30, 2000, basic earnings per share were based on 6,083,468 weighted average shares outstanding and diluted earnings per share were based on 6,091,021 weighted average shares outstanding. For the six months ended June 30, 2000, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 250,035; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 201,342 and (c) the weighted average shares purchased in Treasury Stock of 848,859.

5. SUBSEQUENT EVENTS

On July 27, 2000, the Company announced the completion of the sale of an office building in Lafayette, Louisiana. The proceeds of the sale of the property were approximately $3.0 million dollars, which resulted in a pre-tax gain of $1.9 million, or approximately $0.20 per diluted share on an after-tax basis. The effect of the sale will be reflected in the third quarter of 2000. IBERIABANK will continue to operate a full service branch at this location and the sale of the property will not impact customers of IBERIABANK.

The Company also announced the restructuring of a significant portion of its long-term investment portfolio. Approximately $45.5 million of fixed rate debt securities were sold at a pre-tax loss of $1.8 million, or approximately $0.19 per diluted share on an after-tax basis. The effect of the sale will also be reflected in the third quarter of 2000. The proceeds of the sale, or approximately $43.7 million, were reinvested in higher yielding, more liquid, fixed-rate debt securities with an average maturity comparable to those securities that were sold.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION
------------------------------

At June 30, 2000, the consolidated assets of the Company totaled $1.41 billion, an increase of $47.5 million, or 3.5%, from December 31, 1999.

Loans, net of unearned income, less allowance for loan losses, increased by $95.2 million, or 11.4%, to $929.5 million at June 30, 2000 compared to $834.3 million at December 31, 1999. Such increase was primarily the result of a $38.4 million, or 11.6%, increase in consumer loans, reflecting growth of $24.2 million in indirect automobile loans, $11.7 million in home equity loans, and an increase in remaining consumer loans of $2.5 million. Other loan increases consisted of growth in commercial loans of $34.4 million, or 14.3%, and mortgage loans of $22.9 million, or 8.4%. The Company's loan to deposit ratio at June 30, 2000 was 82.3% compared to 75.8% at December 31, 1999. For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Loans held for sale decreased $4.5 million, or 94.2%, to $278,000 compared to $4.8 million at December 31, 1999. This group of loans has normally been fixed rate single-family residential mortgages held for sale in the secondary market. The decrease was largely attributable to the reduced demand by consumers for fixed rate loans in a rising rate environment.

Interest-bearing deposits at other institutions decreased $4.4 million, or 53.3%, to $3.9 million at June 30, 2000, compared to $8.3 million at December 31, 1999.

The Company's investment securities available for sale decreased $24.0 million, or 8.0%, to $275.4 million at June 30, 2000, compared to $299.4 million at December 31, 1999. Such decrease was primarily the result of prepayments and maturities totaling $20.8 million and an additional decrease of $3.2 million in the market value of such securities.

The Company's investment securities held to maturity decreased $4.5 million, or 5.2%, to $81.0 million at June 30, 2000, compared to $85.5 million at December 31, 1999. This decrease was the result of prepayments and maturities.

Deposits increased $28.8 million, or 2.6%, to $1,128.8 million at June 30, 2000, compared to $1,100.0 million at December 31, 1999. The increase in deposits was primarily the result of a $44.8 million increase in savings account balances as a result of promotional pricing. This was partially offset by a $10.0 million decrease in time deposits due primarily to lower pricing of non-relationship accounts and a $11.6 million decrease in interest-bearing checking accounts cyclically down from year-end balances.

Federal Home Loan Bank short-term borrowings increased $5.5 million, or 6.6%, to $88.5 million at June 30, 2000, compared to $83.0 million at December 31, 1999. The net increase in advances was in short term advances with a duration of one month or less. The increase in advances was primarily the result of funding requirements for loan growth, offset by investment security reductions and deposit growth.

Long-term debt increased $5.3 million, or 10.2%, to $57.4 million at June 30, 2000, compared to $52.1 million at December 31, 1999. The increase in long-term debt was due to duration match funding on larger commercial loans.

Total shareholders' equity increased $1.9 million, or 1.6%, to $119.1 million at June 30, 2000. The increase was the result of the Company's net income of $6.1 million, $409,000 of common stock released by the ESOP, $300,000 of common stock earned by participants in the Recognition and Retention Plan and $33,000 of compensation expense recognized on stock option plans. This was offset by treasury stock acquisitions of $879,000, cash dividends of $2.0 million declared on common stock and a decrease in accumulated other comprehensive income of $2.1 million, after taxes.

RESULTS OF OPERATIONS

The Company reported net income of $3.1 million for the three months ended June 30, 2000, compared to $2.8 million earned during the three months ended June 30, 1999, or an increase of 10.3%. The Company's net interest income increased $197,000 and noninterest income increased $12,000 for the same period. The provision for loan losses increased by $339,000, noninterest expense decreased $486,000 and income tax expense increased $64,000 during the three months ended June 30, 2000 compared to the second quarter of 1999.

For the six months ended June 30, 2000, the Company earned $6.1 million compared to $5.7 million for the same period of 1999, or an increase of 6.8%. The Company's net interest income increased $139,000 and noninterest income increased $71,000 during the six months ended June 30, 2000 compared to the first six months of 1999. The provision for loan losses increased by $450,000, noninterest expense decreased $689,000 and income tax expense increased $61,000 when comparing the first six months of 2000 to the same period of 1999.

NET INTEREST INCOME

Net interest income increased $197,000, or 1.5%, to $13.0 million for the three months ended June 30, 2000, compared to $12.8 million for the three months ended June 30, 1999. The increase was due to a $2.0 million, or 8.4% increase in interest income, which was offset by a $1.8 million, or 16.2% increase in interest expense. The increase in interest income was the result of a $52.8 million, or 4.3%, increase in the average balance of earning assets, together with a 31 basis point increase in the yield earned on earning assets. Included in interest income was a cash dividend of $112,000 reflecting a return of capital payment on the Bank's FHLB stock holdings. The increase in interest expense was the result of a $21.8 million, or 2.0%, increase in the average balance of interest-bearing liabilities, together with a 57 basis point increase in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.46% and 4.01%, respectively, during the three months ended June 30, 2000, compared to 3.71% and 4.11%, respectively, for the comparable period in 1999.

For the six months ended June 30, 2000, net interest income increased $139,000, or 0.6%, to $25.3 million, compared to $25.2 million for the first six months of 1999. The increase was due to a $3.2 million, or 6.8% increase in interest income, which was offset by a $3.1 million, or 13.9% increase in interest expense. The increase in interest income was the result of a $31.1 million, or 2.5%, increase in the average balance of earning assets, together with a 32 basis point increase in the yield earned on earning assets. The increase in interest expense was the result of a $11.4 million, or 1.0%, increase in the average balance of interest-bearing liabilities, together with a 50 basis point increase in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.45% and 3.97%, respectively, during the six months ended June 30, 2000, compared to 3.63% and 4.04%, respectively, for the comparable period in 1999.

Table 1 presents average balance sheets, net interest income and interest rates for the quarterly and six-month periods ended June 30, 2000 and 1999.

INTEREST INCOME

The Company's total interest income was $25.8 million for the three months ended June 30, 2000, compared to $23.8 million for the three months ended June 30, 1999. The reason for the $2.0 million, or 8.4%, increase in interest income was a $2.6 million, or 15.4%, increase in interest income from loans, which was partially offset by a $569,000, or 8.5%, decrease in interest and dividends on investment securities and a $60,000, or 44.1%, decrease in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $114.2 million, or 14.6%, increase in the average balance of loans, together with a 7 basis point increase in the yield earned thereon. The decrease in interest income from investment securities was the result of a $54.8 million, or 12.5%, decrease in the average balance of investment securities, which was partially offset by a 28 basis point increase in the yield earned thereon. The decrease in interest from deposits at other institutions was the result of a $6.7 million, or 56.0%, decrease in the average balance of deposits at other institutions, which was partially offset by a 126 basis point increase in the yield earned thereon.

For the six months ended June 30, 2000, total interest income was $50.5 million, compared to $47.3 million for the same period in 1999. The reason for the $3.2 million, or 6.8%, increase in interest income was a $4.4 million, or 13.2%, increase in interest income from loans, which was partially offset by a $352,000, or 2.8%, decrease in interest and dividends on investment securities and a $848,000, or 86.6%, decrease in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $94.0 million, or 12.0%, increase in the average balance of loans, together with a 9 basis point increase in the yield on loans. The decrease in interest income from investment securities was the result of a $22.3 million, or 5.4%, decrease in the average balance of investment securities, which was partially offset by a 17 basis point increase in the yield on investment securities. The decrease in interest from deposits at other institutions was the result of a $40.6 million, or 89.1%, decrease in the average balance of deposits at other institutions, which was partially offset by a 101 basis point increase in the yield on deposits at other institutions.

INTEREST EXPENSE

The Company's total interest expense was $12.9 million during the three months ended June 30, 2000, compared to $11.1 million for the three months ended June 30, 1999. The reasons for the $1.8 million, or 16.2%, increase in total interest expense were a $1.1 million, or 119.2%, increase in interest expense on borrowings due to a $60.0 million, or 94.9%, increase in the average balance of borrowings, together with a 72 basis point increase in the cost of such borrowings and a $692,000, or 6.8%, increase in interest expense on deposits due to a $38.2 million, or 3.7%, decrease in the average balance of interest-bearing deposits, which was partially offset by a 44 basis point increase in the cost of such deposits.

For the six months ended June 30, 2000, the Company's total interest expense was $25.2 million, compared to $22.1 million for the same period in 1999. The reasons for the $3.1 million, or 13.9%, increase in total interest expense were a $2.0 million, or 121.9%, increase in interest expense on borrowings due to a $60.0 million, or 110.3%, increase in the average balance of borrowings, together with a 34 basis point increase in the cost of such borrowings and a $1.1 million, or 5.1%, increase in interest expense on deposits due to a $48.6 million, or 4.6%, decrease in the average balance of interest-bearing deposits, which was partially offset by a 40 basis point increase in the cost of such deposits.

AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

                                                                         TABLE 1

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                           Three Months Ended June 30,
                                        ------------------------------------------------------------------
                                                      2000                                 1999
                                        -------------------------------       ----------------------------
                                                                Average                             Average
                                         Average                Yield/        Average               Yield/
(Dollars in thousands)                   Balance     Interest   Rate(1)       Balance     Interest  Rate(1)
-----------------------------------------------------------------------       ----------------------------
Interest-earning  assets:
     Loans receivable:
       Mortgage loans                   $284,732     $5,620      7.90 %      $293,837    $6,096     8.30 %
       Commercial loans                  257,112      6,185      9.52         210,353     4,831     9.09
       Consumer and other loans          355,944      7,803      8.82         279,364     6,059     8.70
                                        --------     ------                  --------    ------
            Total Loans                  897,788     19,608      8.72         783,554    16,986     8.65
                                        --------     ------                  --------    -------
Investment securities                    385,147      6,159      6.40         439,927     6,728     6.12
Other earning assets                       5,245         76      5.83          11,924       136     4.57
                                       ---------     ------                 ---------    ------
     Total earning assets              1,288,180     25,843      8.02       1,235,405    23,850     7.71
                                                     ------                              ------
Nonearning assets                         94,570                              123,969
                                      ----------                           ----------
     Total assets                     $1,382,750                           $1,359,374
                                      ==========                           ==========

Interest-bearing liabilities:
     Deposits:
       Demand deposits                  $251,205      1,455      2.32        $287,595     1,607     2.24
       Savings deposits                  188,960      1,714      3.65         127,181       579     1.83
       Certificates of deposits          568,118      7,684      5.44         631,750     7,975     5.06
                                       ---------     ------                 ---------    ------
          Total deposits               1,008,283     10,853      4.33       1,046,526    10,161     3.89
Borrowings                               123,305      2,030      6.51          63,265       926     5.79
                                       ---------     ------                 ---------    ------
     Total interest-bearing
       liabilities                     1,131,588     12,883      4.57       1,109,791    11,087     4.00
                                                     ------                              ------
Noninterest - bearing demand deposits    122,513                              115,825
Noninterest - bearing liabilities         10,859                               11,903
                                       ---------                            ---------
          Total liabilities            1,264,960                            1,237,519
Shareholders' Equity                     117,790                              121,855
                                       ---------                            ---------
          Total liabilities and
             shareholders' equity     $1,382,750                           $1,359,374
                                      ==========                           ==========
Net earning assets                      $156,592                             $125,614
                                      ==========                           ==========

Net interest spread                                 $12,960      3.46 %                 $12,763     3.71  %
                                                    =======      ====                   =======     ====

Net interest margin                                              4.01 %                             4.11  %
                                                                 ====                               ====

Ratio of average earning assets to
     average interest-bearing
     liabilities                         113.84%                              111.32%
                                         =======                              =======

TABLE CONTINUED

                                                                Six Months Ended June 30,
                                          ---------------------------------------------------------------
                                                       2000                               1999
                                          ----------------------------    -------------------------------
                                                              Average                             Average
                                           Average            Yield/       Average                Yield/
(Dollars in thousands)                     Balance   Interest Rate(1)      Balance       Interest Rate(1)
-------------------------------------     ----------------------------    -------------------------------
Interest-earning  assets:
     Loans receivable:
       Mortgage loans                     $279,722 $11,059      7.91 %     $304,065     $12,524    8.24 %
       Commercial loans                    248,370  11,823      9.42        204,276       9,273    8.98
       Consumer and other loans            345,852  15,084      8.77        271,623      11,755    8.68
                                          --------  ------                 --------     -------
            Total Loans                    873,944  37,966      8.68        779,964      33,552    8.59
                                          --------  ------                 --------     -------
Investment securities                      391,576  12,401      6.33        413,845      12,753    6.16
Other earning assets                         4,954     131      5.32         45,562         979    4.31
                                         --------- -------                ---------      ------
     Total earning assets                1,270,474  50,498      7.95      1,239,371      47,284    7.63
                                                   -------                               ------
Nonearning assets                           98,203                          121,982
                                        ----------                       ----------
     Total assets                       $1,368,677                       $1,361,353
                                        ==========                       ==========

Interest-bearing liabilities:
     Deposits:
       Demand deposits                    $251,159   2,881      2.30       $290,267       3,160    2.18
       Savings deposits                    183,500   3,305      3.62        128,410       1,160    1.81
       Certificates of deposits            572,727  15,295      5.37        637,344      16,111    5.07
                                         ---------  ------                ---------     -------
          Total deposits                 1,007,386  21,481      4.29      1,056,021      20,431    3.89
Borrowings                                 114,487   3,686      6.37         54,443       1,661    6.03
                                         ---------  ------                ---------      ------
     Total interest-bearing
       liabilities                       1,121,873  25,167      4.50      1,110,464      22,092    4.00
                                                    ------                               ------
Noninterest - bearing demand deposits      119,267                          115,298
Noninterest - bearing liabilities           10,702                           12,450
                                         ---------                        ---------
          Total liabilities              1,251,842                        1,238,212
Shareholders' Equity                       116,835                          123,141
                                         ---------                        ---------
          Total liabilities and
             shareholders' equity       $1,368,677                       $1,361,353
                                        ==========                       ==========
Net earning assets                        $148,601                         $128,907
                                        ==========                       ==========

Net interest spread                                $25,331      3.45  %                 $25,192    3.63  %
                                                   =======      ====                    =======    ====

Net interest margin                                             3.97  %                            4.04  %
                                                                ====                               ====

Ratio of average earning assets to
     average interest-bearing
     liabilities                           113.25%                          111.61%
                                           =======                          =======
-----------------------------------

(1)  Annualized.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $604,000 for the three months ended June 30, 2000 as compared to $265,000 for the same period in 1999. For the six months ended June 30, 2000 the provision for loan losses was $1.1 million as compared to $635,000 for the first six months of 1999. The increased provision reflects growth in loans of $158.7 million, or 20.3%, over the last twelve months.

The Company had $3.5 million of nonperforming assets, or 0.25% of total assets, at June 30, 2000, compared to $3.3 million, or 0.24% of total assets, at December 31, 1999. As of June 30, 2000, the ratio of the Company's allowance for loan losses to nonperforming loans was 273.6%, compared to 279.3% at December 31, 1999.

NONINTEREST INCOME

Noninterest income remained basically flat at $3.1 million for the quarters ended June 30, 2000 and 1999. Growth of $12,000 was due primarily to a $136,000, or 7.4%, increase in service charges on deposit accounts and a $39,000, or 13.4%, increase in ATM fee income, all of which were partially offset by a $29,000, or 3.9%, decrease in other income, a $132,000, or 72.9%, decrease in gains on the sale of mortgage loans in the secondary market and a $2,000, or 7.7%, decrease in gain on sale of fixed assets.

For the six months ended June 30, 2000, noninterest income increased $71,000, or 1.1%, to $6.3 million, compared to $6.2 million for the first six months of 1999. Such increase was due primarily to a $230,000, or 6.2%, increase in service charges on deposits accounts, a $133,000, or 26.8%, increase in ATM fee income, a $130,000, or 9.1%, increase in other income, a $3,000, or 4.7%, increase in gain on sale of fixed assets, all of which were partially offset by a $425,000, or 88.0%, decrease in gains on the sale of mortgage loans in the secondary market.

The increase in other income is attributable to an increase in commission income and other sources of income.

NONINTEREST EXPENSE

Noninterest expense decreased $486,000, or 4.4%, for the three months ended June 30, 2000, to $10.5 million, compared to $11.0 million for the three months ended June 30, 1999. Such decrease was due in part to a $126,000 decrease in the ESOP retirement contribution expense caused by the decrease in the average fair market value of Company stock. Reclassification of deposits according to use for reserve purposes later in 1999 resulted in quarterly savings of FDIC insurance of $68,000. Additional decreases of $33,000 in employee development, $10,000 in stationery and supplies, and $535,000 in miscellaneous other expenses reflects Management's emphasis on controlling discretionary expenses. These decreases were offset in part by increases of $29,000 in the cost associated with other real estate owned, net of gains on sale of property, $132,000 in professional fees, $66,000 in the cost of computer related expenses and $59,000 in the share tax assessment.

For the six months ended June 30, 2000, noninterest expense decreased $689,000, or 3.2%, to $20.8 million compared to $21.5 million for the same period in 1999. This decrease was largely due to a $268,000 reduction in the ESOP retirement contribution expense caused by the decrease in the average fair market value of Company stock for the six-month period as compared to the same period last year. Reclassification of deposits according to use for reserve purposes later in 1999 resulted in savings of FDIC insurance of $132,000. The carrying cost associated with other real estate owned, net of gains on sale of property, declined by $15,000. Additional decreases of $102,000 in employee development, $63,000 in stationery and supplies, and $635,000 in miscellaneous other expenses reflects Management's emphasis on controlling discretionary expenses. These decreases were offset in part by increases of $206,000 in professional fees, $177,000 in the cost of computer related expenses and $143,000 in the share tax assessment.

INCOME TAX EXPENSE

Income tax expense increased $64,000, or 3.6%, for the three months ended June 30, 2000 to $1.9 million, compared to $1.8 million for the three months ended June 30, 1999. The increase in income tax expense was due primarily to the increase in income before income taxes.

For the six months ended June 30, 2000, income tax expense increased $61,000, or 1.7%, to $3.6 million, compared to $3.5 million for the same period in 1999. The increase in income tax expense was due primarily to the increase in income before income taxes.

The effective tax rate for the quarters ended June 30, 2000 and 1999 was 37.3% and 38.8%, respectively. The effective tax rate for the six-month periods as of the same dates was 37.3 % and 38.4 %, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At June 30, 2000, the Company had $145.9 million in outstanding advances from the FHLB of Dallas and $6.5 million in outstanding debt from Union Planters Bank, N.A.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2000, the total approved loan commitments outstanding amounted to $42.1 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $149.2 million. Certificates of deposit scheduled to mature in twelve months or less at June 30, 2000 totaled $385.6 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2000, the Company and its subsidiary had regulatory capital, which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of June 30, 2000 are detailed below (dollars in thousands):

                             Required   Capital          Actual   Capital
                             ------------------        ------------------
                             Amount     Percent        Amount     Percent
                             ------     -------        ------     -------

      Tier 1 Leverage        $53,693       4.00%       $87,744       6.54%

      Tier 1 Risk-Based      $36,261       4.00%       $87,744       9.68%

      Total Risk-Based       $72,521       8.00%       $96,982      10.70%

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

           Not Applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Company's Annual Meeting of Shareholders was held on May 5, 2000.

           1. With respect to the election of three directors to serve three-year terms expiring at the Annual Meeting of Shareholders to be held in the year 2003 or until their respective successors are elected and qualified, the following are the number of shares voted for each nominee:

                   Nominee Elected                                      Broker
                     As Director         For     Withheld   Abstain    Non-vote
               ----------------------------------------------------------------
               Ernest P. Breaux, Jr.  5,829,364  158,383      None       None
               Cecil C. Broussard     5,826,942  160,805      None       None
               Richard F. Hebert      5,829,493  158,254      None       None

          2. With respect to the ratification of Castaing, Hussey, Lolan and Dauterive, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 2000, the following are the number of shares voted:

                                                                       Broker
                         For           Against         Abstain         Non-vote
                     ----------------------------------------------------------
                     5,964,628        17,800           5,319            None

3.             With  respect to the  amendment  to Article I of the  Articles of
               Incorporation   to  change  the  Company's  name  to  "IBERIABANK
               Corporation", the following are the number of shares voted:

                                                                       Broker
                         For           Against         Abstain         Non-vote
                     ----------------------------------------------------------
                     5,806,768       176,564           4,415            None

Item 5.    Other Information
           -----------------

           On July 27, 2000, the Company announced the completion of the sale of an office building in Lafayette, Louisiana. The proceeds of the sale of the property were approximately $3.0 million dollars, which resulted in a pre-tax gain of $1.9 million, or approximately $0.20 per diluted share on an after-tax basis. The effect of the sale will be reflected in the third quarter of 2000. IBERIABANK will continue to operate a full service branch at this location and the sale of the property will not impact customers of IBERIABANK.

           The Company also announced the restructuring of a significant portion of its long-term investment portfolio. Approximately $45.5 million of fixed rate debt securities were sold at a pre-tax loss of $1.8 million, or approximately $0.19 per diluted share on an after-tax basis. The effect of the sale will also be reflected in the third quarter of 2000. The proceeds of the sale, or approximately $43.7 million, were reinvested in higher yielding, more liquid, fixed-rate debt securities with an average maturity comparable to those securities that were sold.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Exhibit 27 -  Financial Data Schedule (SEC Use Only)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IBERIABANK CORPORATION

Date: August  11,  2000             By:  /s/   Daryl G. Byrd
      -----------------                 -----------------------
                                         Daryl G. Byrd
                                         President

Date: August  11,  2000             By:  /s/    Marilyn W. Burch
      -----------------                  --------------------------
                                         Marilyn W. Burch
                                         Senior Vice President and Controller