Form 10-Q
period 2000-09-30
IBERIABANK CORP
filed 2000-11-14
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000


                         Commission File Number 0-25756


                             IBERIABANK Corporation
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


The Registrant had 6,438,737 shares of common stock, $1.00 par value, which were issued and outstanding as of November 9, 2000.

                      IBERIABANK CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                            PAGE


Item 1.    Financial Statements

           Consolidated Balance Sheets                                         3
           (As of September 30, 2000 and December 31, 1999)

           Consolidated Statements of Income (For the three and nine           4
           months ended September 30, 2000 and 1999)

           Consolidated Statements of Shareholders' Equity (For the            5
           nine months ended September 30, 2000 and 1999)

           Consolidated Statements of Cash Flows (For the nine                 6
           months ended September 30, 2000 and 1999)

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  18

Item 2.    Changes in Securities and Use of Proceeds                          18

Item 3.    Defaults Upon Senior Securities                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                18

Item 5.    Other Information                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    19

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in thousands, except share data)

                                     ASSETS
                                     ------

                                                                         September 30,  December 31,
                                                                             2000           1999
                                                                         -------------  -----------
Cash and due from banks                                                  $    28,587    $    39,443
Interest-bearing deposits in banks                                             4,450          8,270
                                                                         -----------    -----------
       Total cash and cash equivalents                                        33,037         47,713
Investment securities:
    Available for sale, at fair value                                        268,455        299,388
    Held to maturity (fair value of $76,419 and $82,884, respectively)        78,921         85,493
Federal home loan bank stock, at cost                                          7,868          6,821
Loans held for sale                                                            1,570          4,771
Loans, net of unearned income, less allowance for loan
    losses of $9,626 and $8,749, respectively                                933,486        834,129
Accrued interest receivable                                                    7,804          8,017
Premises and equipment, net                                                   21,970         25,957
Goodwill and acquisition intangibles                                          39,602         42,063
Other assets                                                                   8,171          9,226
                                                                         -----------    -----------
TOTAL ASSETS                                                             $ 1,400,884    $ 1,363,578
                                                                         ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
Deposits:
    Noninterest-bearing                                                  $   124,283    $   116,493
    Interest-bearing                                                       1,006,985        983,521
                                                                         -----------    -----------
       Total deposits                                                      1,131,268      1,100,014
Short-term borrowings                                                         79,475         83,000
Accrued interest payable                                                       3,376          5,385
Long-term debt                                                                53,316         52,053
Other liabilities                                                              9,225          5,937
                                                                         -----------    -----------
TOTAL LIABILITIES                                                          1,276,660      1,246,389
                                                                         -----------    -----------

SHAREHOLDERS' EQUITY:
Preferred stock of $1 par value; 5,000,000 shares
  authorized; -0- shares issued                                                    0              0
Common stock of $1 par value; 25,000,000 shares authorized;
  7,380,671 shares issued                                                      7,381          7,381
Additional paid-in capital                                                    69,180         68,749
Retained earnings                                                             75,498         69,065
Unearned common stock held by ESOP                                            (2,209)        (2,649)
Unearned common stock held by RRP trust                                       (2,735)        (3,024)
Accumulated other comprehensive income                                        (6,803)        (7,124)
Treasury stock, at cost, 884,434 and 821,934 shares                          (16,088)       (15,209)
                                                                         -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                                   124,224        117,189
                                                                         -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 1,400,884    $ 1,363,578
                                                                         ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      IBERIABANK CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                  (Dollars in thousands, except per share data)

                                                                For the Three Months                 For the Nine Months
                                                                Ended September 30,                  Ended September 30,
                                                          ---------------------------------   -----------------------------------
                                                               2000             1999                2000               1999
                                                          ---------------  ----------------   -----------------   ---------------
INTEREST AND DIVIDEND INCOME:
    Loans, including fees                                       $ 20,859          $ 16,850            $ 58,825          $ 50,402
    Investment securities:
       Taxable interest and dividends                              5,877             6,475              18,235            19,168
       Tax-exempt interest                                            21                26                  64                87
    Interest-bearing demand deposits                                  83                 8                 214               986
                                                          ---------------  ----------------   -----------------   ---------------
Total interest and dividend income                                26,840            23,359              77,338            70,643
                                                          ---------------  ----------------   -----------------   ---------------
INTEREST EXPENSE:
    Deposits                                                      11,314            10,011              32,795            30,443
    Short-term borrowings                                          1,434               553               3,476               740
    Long-term debt                                                   947               894               2,591             2,367
                                                          ---------------  ----------------   -----------------   ---------------
Total interest expense                                            13,695            11,458              38,862            33,550
                                                          ---------------  ----------------   -----------------   ---------------
Net interest income                                               13,145            11,901              38,476            37,093
Provision for loan losses                                            811               288               1,896               923
                                                          ---------------  ----------------   -----------------   ---------------
Net interest income after provision for loan losses               12,334            11,613              36,580            36,170
                                                          ---------------  ----------------   -----------------   ---------------
NONINTEREST INCOME:
    Service charges on deposit accounts                            2,016             2,011               5,972             5,737
    ATM fee income                                                   329               283                 959               780
    Gain on sale of loans, net                                        97               573                 155             1,056
    Gain on sale of fixed assets                                   1,905                61               1,972               125
    Gain (loss) on sale of investment securities                  (1,759)                0              (1,759)                0
    Other income                                                     634               672               2,186             2,094
                                                          ---------------  ----------------   -----------------   ---------------
Total noninterest income                                           3,222             3,600               9,485             9,792
                                                          ---------------  ----------------   -----------------   ---------------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                 4,859             5,331              14,759            15,670
    Occupancy and equipment                                        1,390             1,430               4,139             4,116
    Amortization of acquisition intangibles                          813               843               2,461             2,551
    Franchise and shares tax                                         358               324               1,112               935
    Communication and delivery                                       601               670               1,932             1,991
    Marketing and business development                               196               284                 861               869
    Data processing                                                  374               234               1,002               685
    Printing, stationery and supplies                                172               218                 556               665
    Other expenses                                                 1,331             1,341               4,096             4,706
                                                          ---------------  ----------------   -----------------   ---------------
Total noninterest expense                                         10,094            10,675              30,918            32,188
                                                          ---------------  ----------------   -----------------   ---------------
Income before income tax expense                                   5,462             4,538              15,147            13,774
Income tax expense                                                 2,036             1,751               5,646             5,300
                                                          ---------------  ----------------   -----------------   ---------------
NET INCOME                                                       $ 3,426           $ 2,787             $ 9,501           $ 8,474
                                                          ===============  ================   =================   ===============
EARNINGS PER SHARE - BASIC                                        $ 0.56            $ 0.46              $ 1.56            $ 1.37
                                                          ===============  ================   =================   ===============
EARNINGS PER SHARE - DILUTED                                      $ 0.56            $ 0.45              $ 1.55            $ 1.35
                                                          ===============  ================   =================   ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      IBERIABANK CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                                                                       Unearned
                                                                           Unearned    Common    Accumulated
                                                    Additional              Common      Stock      Other                   Total
                                          Common     Paid-In    Retained  Stock Held   Held By  Comprehensive Treasury Shareholders'
                                          Stock      Capital    Earnings   By ESOP    RRP Trust    Income        Stock    Equity
                                          -----      -------    --------   -------    ---------    ------        -----    ------
BALANCE, DECEMBER 31, 1998                $ 7,381    $ 68,021    $ 63,527   $ (3,267)  $ (3,683)      $ 349    $ (8,361)  $ 123,967

Comprehensive income:
     Net income                                                     8,474                                                     8,474
     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                                                                           (3,636)                 (3,636)
                                                                                                                        ------------
Total comprehensive income                                                                                                    4,838

Cash dividends declared                                            (2,965)                                                   (2,965)

Common stock released by ESOP trust                       375                    467                                            842

Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                157                               330                                 487

Treasury stock acquired at cost, 336,500 shares                                                                  (7,045)     (7,045)
Stock options exercised                                     1                                                        15          16
                                         ---------  ---------- ----------   --------- ---------- -----------  ----------  ----------
BALANCE,  SEPTEMBER 30, 1999              $ 7,381    $ 68,554    $ 69,036   $ (2,800)  $ (3,353)   $ (3,287)  $ (15,391)  $ 120,140
                                         =========  ========== ==========   ========= ========== ===========  ==========  ==========

BALANCE, DECEMBER 31, 1999                $ 7,381    $ 68,749    $ 69,065   $ (2,649)  $ (3,024)   $ (7,124)  $ (15,209)  $ 117,189

Comprehensive income:
     Net income                                                     9,501                                                     9,501
     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                                                                              321                     321
                                                                                                                          ----------
Total comprehensive income                                                                                                    9,822
Cash dividends declared                                            (3,068)                                                   (3,068)
Common stock released by ESOP trust                       215                    440                                            655

Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                 39                               417                                 456

Common stock acquired by RRP trust                        128                              (128)                                  0
Compensation expense on stock option plans                 49                                                                    49
Treasury stock acquired at cost, 62,500 shares                                                                     (879)       (879)
                                         ---------  ---------- ----------  ---------- ---------- -----------  ----------  ----------
BALANCE, SEPTEMBER 30, 2000               $ 7,381    $ 69,180    $ 75,498   $ (2,209)  $ (2,735)   $ (6,803)  $ (16,088)  $ 124,224
                                         =========  ========== ==========  ========== ========== ===========  ==========  ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      IBERIABANK CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                          2000         1999
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   9,501    $   8,474
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           5,025        4,964
    Provision for loan losses                                               1,896          923
    Compensation expense recognized on RRP and stock options                  505          373
    Gain on sales of assets                                                (2,021)      (1,128)
    Book value of equipment donated                                             0          120
    Amortization of premium/discount on investments                           467          852
    Current provision for deferred income taxes                                 0           (4)
    FHLB stock dividends                                                     (453)        (355)
    Net change in loans held for sale                                       3,201       16,113
    Income reinvested on marketable equity security                             0         (241)
    ESOP compensation                                                         509          956
    Other, net                                                              1,362        1,746
                                                                        ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        19,992       32,793
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Activity in available for sale securities:
         Maturities, prepayments and calls                                 75,119       20,914
         Purchases                                                        (43,744)     (47,837)
    Activity in held to maturity securities:
         Maturities, prepayments and calls                                  6,457       44,840
         Purchases                                                              0      (52,161)
    Increase in loans receivable, net                                    (102,221)     (61,695)
    Proceeds from sale of premises and equipment                            4,778          503
    Purchases of premises and equipment                                      (784)      (1,919)
    Proceeds from FHLB Stock redemption                                         0        4,853
    Purchases of FHLB Stock                                                  (594)        (590)
    Proceeds from disposition of real estate owned & property               1,065          840
                                                                        ---------    ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (59,924)     (92,252)
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in deposits                                        31,254     (120,194)
    Net change in short term borrowings                                   (11,100)      73,873
    Issuance of long term debt                                             15,000        5,575
    Repayments of long term debt                                           (6,162)           0
    Dividends paid to shareholders                                         (2,857)      (2,950)
    Proceeds from sale of treasury stock for stock options exercised            0           16
    Payments to repurchase common stock                                      (879)      (7,045)
                                                                        ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        25,256      (50,725)
                                                                        ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (14,676)    (110,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           47,713      145,871
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  33,037    $  35,687
                                                                        =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
    Acquisition of real estate in settlement of loans                   $     969    $     769
                                                                        =========    =========
SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
    Interest on deposits and borrowings                                 $  40,871    $  34,967
                                                                        =========    =========
    Income taxes                                                        $   4,810    $   4,673
                                                                        =========    =========
    Income tax refunds                                                  $      --    $       9
                                                                        =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In September 2000, the FASB issued FAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement replaces FASB Statement No. 125 of the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The statement is effective generally for transactions occurring after March 31, 2001. Disclosures are effective for years ending after December 15, 2000. Implementation of this standard is not expected to have a material impact on financial position or results of operations.

      3.    LOANS RECEIVABLE

      Loans receivable at September 30, 2000 and December 31, 1999 consisted of the following:

                                          September 30, December 31,
     ($000)                                  2000          1999
     --------------------------------------------------------------

     Residential mortgage loans:
         Residential 1-4 family            $ 289,257    $ 266,161
         Construction                          7,816        6,381
                                           ---------    ---------
        Total residential mortgage loans     297,073      272,542
     Commercial loans:
         Business                             77,935       82,485
         Real estate                         195,092      157,248
                                           ---------    ---------
          Total commercial loans             273,027      239,733
     Consumer loans:
         Home equity                         105,990       91,531
         Automobile                           25,639       23,432
         Indirect automobile                 202,599      179,350
         Credit card loans                     8,525        6,436
         Other                                30,259       29,854
                                           ---------    ---------
          Total consumer loans               373,012      330,603
                                           ---------    ---------

          Total loans receivable             943,112      842,878

     Allowance for loan losses                (9,626)      (8,749)
                                           ---------    ---------

     Loans receivable, net                 $ 933,486    $ 834,129
                                           =========    =========

      4.     EARNINGS PER SHARE

      Basic earnings per share were based on 6,073,402 weighted average shares outstanding during the three month period ended September 30, 2000. Diluted earnings per share were based on 6,152,823 weighted average shares outstanding during the three month period ended September 30, 2000. For the three months ended September 30, 2000, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 228,113; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 194,721 and (c) the weighted average shares purchased in Treasury Stock of 884,434.

      For the nine months ended September 30, 2000, basic earnings per share were based on 6,080,113 weighted average shares outstanding and diluted earnings per share were based on 6,111,622 weighted average shares outstanding. For the nine months ended September 30, 2000, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the ESOP of 242,727; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 201,575 and (c) the weighted average shares purchased in Treasury Stock of 856,179.

      5.     SUBSEQUENT EVENTS

      A $4.5 million commercial real estate loan was placed on nonaccrual status during November of this year. The loan was underwritten in the second quarter of 1999. At the end of the third quarter 2000, the loan was current. Issues have arisen recently, which have caused bank management to reevaluate the status of the loan. After evaluation, IBERIABANK Corporation began foreclosure proceedings on the loan collateral. Current information available to IBERIABANK Corporation management indicates that issues relative to this loan are isolated and do not reflect a broad deterioration in the loan portfolio.

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

      CHANGES IN FINANCIAL CONDITION
      ------------------------------

      At September 30, 2000, the consolidated assets of the Company totaled $1.40 billion, an increase of $37.3 million, or 2.7%, from December 31, 1999.

      Loans, net of unearned income, less allowance for loan losses, increased by $99.4 million, or 11.9%, to $933.5 million at September 30, 2000 compared to $834.1 million at December 31, 1999. Such increase was primarily the result of a $42.4 million, or 12.8%, increase in consumer loans, reflecting growth of $23.2 million in indirect automobile loans, $14.5 million in home equity loans, and an increase in remaining consumer loans of $4.7 million. Other loan increases consisted of growth in commercial loans of $33.3 million, or 13.9%, and mortgage loans of $24.5 million, or 9.0%. The Company's loan to deposit ratio at September 30, 2000 was 82.5% compared to 75.8% at December 31, 1999.

      Loans held for sale decreased $3.2 million, or 67.1%, to $1.6 million compared to $4.8 million at December 31, 1999. This group of loans has normally been fixed rate single-family residential mortgages held for sale in the secondary market. The decrease was largely attributable to reduced demand by consumers for fixed rate loans in the rising rate environment at the beginning of the year. As rates have stabilized, so has consumer demand. In most cases loans in this category are sold within thirty days.

      Interest-bearing deposits at other institutions decreased $3.8 million, or 46.2%, to $4.5 million at September 30, 2000, compared to $8.3 million at December 31, 1999.

      The Company's investment securities available for sale decreased $30.9 million, or 10.3%, to $268.5 million at September 30, 2000, compared to $299.4 million at December 31, 1999. Such decrease was primarily the result of prepayments and maturities totaling $31.4 million, which was partially offset by an additional increase of $494,000 in the market value of such securities. During the third quarter of 2000, the Company completed the restructuring of a significant portion of its long-term investment portfolio. Approximately $45.5 million of fixed rate debt securities were sold at a pre-tax loss of $1.8 million. The proceeds of the sale, or approximately $43.7 million, were reinvested in higher yielding, more liquid, fixed-rate debt securities with an average maturity comparable to those securities that were sold.

      The Company's investment securities held to maturity decreased $6.6 million, or 7.7%, to $78.9 million at September 30, 2000, compared to $85.5 million at December 31, 1999. This decrease was the result of prepayments and maturities.

      Deposits increased $31.3 million, or 2.8%, to $1.13 billion at September 30, 2000, compared to $1.10 billion at December 31, 1999. The increase in deposits was primarily the result of a $40.2 million increase in savings account balances as a result of promotional pricing and a $1.4 million increase in time deposits. This was partially offset by a $13.0 million decrease in interest-bearing checking accounts cyclically down from year-end balances.

      Federal Home Loan Bank short-term borrowings decreased $9.0 million, or 10.8%, to $74.0 million at September 30, 2000, compared to $83.0 million at December 31, 1999. The net decrease in advances was in short term advances with a duration of one month or less. The decrease in advances was primarily the result of deposit growth and investment security reductions, offset by funding requirements for loan growth.

      Long-term debt increased $1.3 million, or 2.4%, to $53.3 million at September 30, 2000, compared to $52.1 million at December 31, 1999. The increase in long-term debt was due to duration match funding on larger commercial loans, offset by prepayments and maturities of long-term debt.

      Total shareholders' equity increased $7.0 million, or 6.0%, to $124.2 million at September 30, 2000, compared to $117.2 million at December 31, 1999. The increase was the result of the Company's net income of $9.5 million, $655,000 of common stock released by the ESOP, $456,000 of common stock earned by participants in the Recognition and Retention Plan, $49,000 of compensation expense recognized on stock option plans and $321,000 of accumulated other comprehensive income, after taxes. All of the above were partially offset by treasury stock acquisitions of $879,000 and cash dividends of $3.1 million declared on common stock.

      RESULTS OF OPERATIONS
      ---------------------

      The Company reported net income of $3.4 million for the three months ended September 30, 2000, compared to $2.8 million earned during the three months ended September 30, 1999, or an increase of 22.9%. The Company's net interest income increased $1.2 million and noninterest income decreased $378,000 for the same period. The provision for loan losses increased by $523,000, noninterest expense decreased $581,000 and income tax expense increased $285,000 during the three months ended September 30, 2000 compared to the third quarter of 1999.

      For the nine months ended September 30, 2000, the Company earned $9.5 million compared to $8.5 million for the same period of 1999, or an increase of 12.1%. The Company's net interest income increased $1.4 million and noninterest income decreased $307,000 during the nine months ended September 30, 2000 compared to the first nine months of 1999. The provision for loan losses increased by $973,000, noninterest expense decreased $1.3 million and income tax expense increased $346,000 when comparing the first nine months of 2000 to the same period of 1999.

      NET INTEREST INCOME

      Net interest income increased $1.2 million, or 10.5%, to $13.1 million for the three months ended September 30, 2000, compared to $11.9 million for the three months ended September 30, 1999. The increase was due to a $3.5 million, or 14.9% increase in interest income, which was offset by a $2.2 million, or 19.5% increase in interest expense. The increase in interest income was the result of a $79.6 million, or 6.4%, increase in the average balance of earning assets, together with a 61 basis point increase in the yield earned on earning assets. The increase in interest expense was the result of a $37.8 million, or 3.4%, increase in the average balance of interest-bearing liabilities, together with a 60 basis point increase in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.42% and 3.97%, respectively, during the three months ended September 30, 2000, compared to 3.40% and 3.84%, respectively, for the comparable period in 1999.

      For the nine months ended September 30, 2000, net interest income increased $1.4 million, or 3.7%, to $38.5 million, compared to $37.1 million for the first nine months of 1999. The increase was due to a $6.7 million, or 9.5% increase in interest income, which was offset by a $5.3 million, or 15.8% increase in interest expense. The increase in interest income was the result of a $48.4 million, or 3.9%, increase in the average balance of earning assets, together with a 43 basis point increase in the yield earned on earning assets. The increase in interest expense was the result of a $20.3 million, or 1.8%, increase in the average balance of interest-bearing liabilities, together with a 55 basis point increase in the cost thereof. The Company's interest rate spread and net interest margin amounted to 3.40% and 3.95%, respectively, during the nine months ended September 30, 2000, compared to 3.53% and 3.96%, respectively, for the comparable period in 1999.

      Table 1 presents average balance sheets, net interest income and interest rates for the quarterly and nine-month periods ended September 30, 2000 and 1999.

      INTEREST INCOME

      The Company's total interest income was $26.8 million for the three months ended September 30, 2000, compared to $23.4 million for the three months ended September 30, 1999. The reason for the $3.5 million, or 14.9%, increase in interest income was a $4.0 million, or 23.8%, increase in interest income from loans and a $75,000, or 937.5%, increase in interest on deposits held at other institutions, which was partially offset by a $603,000, or 9.3%, decrease in interest and dividends on investment securities. The increase in interest income from loans was the result of a $131.4 million, or 16.2%, increase in the average balance of loans, together with a 48 basis point increase in the yield earned thereon. The decrease in interest income from investment securities was the result of a $55.8 million, or 13.1%, decrease in the average balance of investment securities, which was partially offset by a 27 basis point increase in the yield earned thereon. The increase in interest from deposits at other institutions was the result of a $4.0 million, or 322.4%, increase in the average balance of deposits at other institutions, together with a 371 basis point increase in the yield earned thereon.

      For the nine months ended September 30, 2000, total interest income was $77.3 million, compared to $70.6 million for the same period in 1999. The reason for the $6.7 million, or 9.5%, increase in interest income was a $8.4 million, or 16.7%, increase in interest income from loans, which was partially offset by a $956,000, or 5.0%, decrease in interest and dividends on investment securities and a $772,000, or 78.3%, decrease in interest on deposits held at other institutions. The increase in interest income from loans was the result of a $107.6 million, or 13.5%, increase in the average balance of loans, together with a 23 basis point increase in the yield on loans. The decrease in interest income from investment securities was the result of a $33.6 million, or 8.0%, decrease in the average balance of investment securities, which was partially offset by a 21 basis point increase in the yield on investment securities. The decrease in interest from deposits at other institutions was the result of a $25.6 million, or 83.5%, decrease in the average balance of deposits at other institutions, which was partially offset by a 137 basis point increase in the yield on deposits at other institutions.

      INTEREST EXPENSE

      The Company's total interest expense was $13.7 million during the three months ended September 30, 2000, compared to $11.5 million for the three months ended September 30, 1999. The reasons for the $2.2 million, or 19.5%, increase in total interest expense were a $934,000, or 64.5%, increase in interest expense on borrowings due to a $45.4 million, or 48.9%, increase in the average balance of borrowings, together with a 58 basis point increase in the cost of such borrowings and a $1.3 million, or 13.0%, increase in interest expense on deposits due to a 51 basis point increase in the cost of such deposits, which was partially offset by a $7.6 million, or 0.7%, decrease in the average balance of interest-bearing deposits.

      For the nine months ended September 30, 2000, the Company's total interest expense was $38.9 million, compared to $33.6 million for the same period in 1999. The reasons for the $5.3 million, or 15.8%, increase in total interest expense were a $3.0 million, or 95.3%, increase in interest expense on borrowings due to a $55.1 million, or 81.8%, increase in the average balance of borrowings, together with a 45 basis point increase in the cost of such borrowings and a $2.4 million, or 7.7%, increase in interest expense on deposits due to a 45 basis point increase in the cost of such deposits, which was partially offset by $34.8 million, or 3.3%, decrease in the average balance of interest-bearing deposits.

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

                                                       Three Months Ended September 30,
                                       -----------------------------------------------------------------
                                                     2000                                1999
                                       -------------------------------      -----------------------------
                                                               Average                            Average
                                        Average                Yield/        Average              Yield/
(Dollars in thousands)                  Balance     Interest   Rate(1)       Balance     Interest Rate(1)
----------------------------------------------------------------------      ----------------------------
Interest-earning assets:
     Loans receivable:
       Mortgage loans                   $298,632    $5,871      7.86 %      $281,714    $5,160    7.33 %
       Commercial loans                  273,109     6,640      9.51         225,189     5,120    8.99
       Consumer and other loans          369,965     8,348      8.98         303,440     6,570    8.68
                                      ----------    ------                ----------    ------
            Total Loans                  941,706    20,859      8.78         810,343    16,850    8.30
                                      ----------    ------                ----------    ------
Investment securities                    368,720     5,898      6.40         424,522     6,501    6.13
Other earning assets                       5,242        83      6.30           1,241         8    2.59
                                      ----------    ------                ----------    ------
     Total earning assets              1,315,668    26,840      8.16       1,236,106    23,359    7.55
                                                    ------                              ------
Nonearning assets                         85,920                             113,431
                                      ----------                          ----------
     Total assets                     $1,401,588                          $1,349,537
                                      ==========                          ==========

Interest-bearing liabilities:
     Deposits:
       Demand deposits                  $245,764     1,442      2.33        $273,547     1,603    2.35
       Savings deposits                  178,682     1,581      3.52         132,358       687    2.08
       Certificates of deposits          582,350     8,291      5.66         608,480     7,721    5.09
                                      ----------    ------                ----------    ------
          Total deposits               1,006,796    11,314      4.47       1,014,385    10,011    3.96
Borrowings                               138,311     2,381      6.74          92,877     1,447    6.16
                                      ----------    ------                ----------    ------
        Total interest-bearing
          liabilities                  1,145,107    13,695      4.74       1,107,262    11,458    4.14
                                                    ------                              ------
Noninterest - bearing demand deposits    121,898                             112,081
Noninterest - bearing liabilities         11,594                              10,831
                                      ----------                          ----------
          Total liabilities            1,278,599                           1,230,174
Shareholders' Equity                     122,989                             119,363
                                      ----------                          ----------
          Total liabilities and
            shareholders' equity      $1,401,588                          $1,349,537
                                      ==========                          ==========

Net earning  assets                     $170,561                            $128,844
                                      ==========                          ==========
Net interest spread                                $13,145      3.42  %                $11,901    3.40  %
                                                   ========     =====                  =======    =====
Net  interest  margin                                           3.97  %                           3.84  %
                                                                =====                             =====
Ratio of average earning
     assets to
     average interest-bearing
     liabilities                         114.89%                             111.64%
                                         =======                             =======

----------------------------------
(1)  Annualized.

[TABLE CONTINUED FROM ABOVE]

                                                        Nine Months Ended September 30,
                                         --------------------------------------------------------------
                                                      2000                             1999
                                         ---------------------------     ------------------------------
                                                            Average                              Average
                                         Average            Yield/        Average                Yield/
(Dollars in thousands)                   Balance   Interest Rate(1)       Balance       Interest Rate(1)
------------------------------------     ---------------------------     ------------------------------
Interest-earning assets:
     Loans receivable:
       Mortgage loans                   $287,828    $16,944     7.85 %      $297,475    $17,678   7.92 %
       Commercial loans                  258,224     18,448     9.39         216,536     14,393   8.73
       Consumer and other loans          356,352     23,433     8.78         280,768     18,331   8.70
                                      ----------    -------               ----------    -------
            Total Loans                  902,404     58,825     8.66         794,779     50,402   8.43
                                      ----------    -------               ----------    -------
Investment securities                    383,902     18,299     6.36         417,507     19,255   6.15
Other earning assets                       5,050        214     5.66          30,626        986   4.29
                                      ----------    -------               ----------    -------
     Total earning assets              1,291,356     77,338     7.99       1,242,912     70,643   7.56
                                                    -------                             -------
Nonearning assets                         88,355                             114,454
                                      ----------                          ----------
     Total assets                     $1,379,711                          $1,357,366
                                      ==========                          ==========

Interest-bearing  liabilities:
     Deposits:
       Demand deposits                  $249,347      4,324     2.31        $284,633      4,763   2.23
       Savings deposits                  181,882      4,886     3.59         129,740      1,847   1.90
       Certificates of deposits          575,958     23,585     5.47         627,617     23,833   5.06
                                      ----------    -------               ----------    -------
          Total deposits               1,007,187     32,795     4.35       1,041,990     30,443   3.90
Borrowings                               122,488      6,067     6.51          67,379      3,107   6.06
                                      ----------    -------               ----------    -------
        Total interest-bearing
          liabilities                  1,129,675     38,862     4.58       1,109,369     33,550   4.03
                                                     ------                              ------
Noninterest - bearing demand deposits    120,149                             114,213
Noninterest - bearing liabilities         11,001                              11,902
                                      ----------                          ----------
          Total liabilities            1,260,825                           1,235,484
Shareholders' Equity                     118,886                             121,882
                                      ----------                          ----------
          Total liabilities and
            shareholders' equity      $1,379,711                          $1,357,366
                                      ==========                          ==========

Net earning assets                      $161,681                            $133,543
                                      ==========                          ==========
Net interest spread                                 $38,476     3.40  %                 $37,093   3.53  %
                                                    =======     ====                    =======   ====
Net interest margin                                             3.95  %                           3.96  %
                                                                ====                              ====
Ratio of average earning
   assets to
   average interest-bearing
   liabilities                           114.31%                             112.04%
                                         =======                             =======

----------------------------------
(1)  Annualized.

      PROVISION FOR LOAN LOSSES

      The provision for loan losses was $811,000 for the three months ended September 30, 2000 as compared to $288,000 for the same period in 1999. For the nine months ended September 30, 2000 the provision for loan losses was $1.9 million as compared to $923,000 for the first nine months of 1999. The increased provision reflects growth in loans of $112.7 million, or 13.5%, over the last twelve months.

      Nonperforming assets, consisting of nonaccruing loans, accruing loans more than 90 days past due and foreclosed property, amounted to $3.6 million, or 0.26% of total assets at September 30, 2000, compared to $3.3 million, or 0.24% of total assets at December 31, 1999. As of September 30, 2000, the ratio of the Company's allowance for loan losses to nonperforming loans was 278.3%, compared to 279.3% at December 31, 1999.

      NONINTEREST INCOME

      Noninterest income decreased $378,000, or 10.5%, to $3.2 million for the three months ended September 30, 2000, compared to $3.6 million for the three months ended September 30, 1999. The decrease was due primarily to a $1.8 million loss on the sale of investment securities as a result of the restructuring of a significant portion of the long-term investment portfolio, a $476,000, or 83.1%, decrease in gains on the sale of mortgage loans in the secondary market, and a $38,000, or 5.7%, decrease in other income, all of which were partially offset by a $5,000, or 0.2%, increase in service charges on deposit accounts and a $46,000, or 16.3%, increase in ATM fee income. Also included in noninterest income for the three months ended September 30, 2000 is a $1.8 million increase in gain on sale of fixed assets as a result of the sale of an office building in Lafayette, Louisiana. The proceeds from the sale of the property were approximately $3.0 million dollars, which resulted in a pre-tax gain of $2.0 million. IBERIABANK will continue to operate a full service branch at this location. The sale of the property will not impact customers of IBERIABANK.

      For the nine months ended September 30, 2000, noninterest income decreased $307,000, or 3.1%, to $9.5 million, compared to $9.8 million for the first nine months of 1999. Such decrease was due primarily to a $1.8 million loss on the sale of investment securities as a result of the restructuring of a significant portion of the long-term investment portfolio and a $901,000, or 85.3%, decrease in gains on the sale of mortgage loans in the secondary market, all of which were partially offset by a $235,000, or 4.1%, increase in service charges on deposits accounts, a $179,000, or 22.9%, increase in ATM fee income and a $92,000, or 4.4%, increase in other income. Included in noninterest income for the nine months ended September 30, 2000 is the gain on sale of property referenced above.

      The increase in other income is attributable to increases in commission income and other sources of income.

      NONINTEREST EXPENSE

      Noninterest expense decreased $581,000, or 5.4%, for the three months ended September 30, 2000, to $10.1 million, compared to $10.7 million for the three months ended September 30, 1999. Such decrease was due in part to a $64,000 decrease in the ESOP retirement contribution expense caused by the decrease in the average fair market value of Company stock. Reclassification of deposits according to use for reserve purposes later in 1999 resulted in quarterly savings of FDIC insurance of $51,000. Additional decreases of $472,000 in salaries and employee benefits, $27,000 in employee development, $46,000 in printing, stationery and supplies, $40,000 in occupancy and equipment, $88,000 in marketing and business development, and $42,000 in miscellaneous other expenses reflects Management's emphasis on controlling discretionary expenses. These decreases were offset in part by increases of $24,000 in the cost associated with other real estate owned, net of gains on sale of property, $51,000 in professional fees, $140,000 in the cost of computer related expenses and $34,000 in the share tax assessment.

      For the nine months ended September 30, 2000, noninterest expense decreased $1.3 million, or 3.9%, to $30.9 million compared to $32.2 million for the same period in 1999. This decrease was due in part to a $333,000 reduction in the ESOP retirement contribution expense caused by the decrease in the average fair market value of Company stock for the nine-month period as compared to the same period last year. Reclassification of deposits according to use for reserve purposes later in 1999 resulted in savings of FDIC insurance of $183,000. Additional decreases of $911,000 in salaries and employee benefits, $129,000 in employee development, $109,000 in printing, stationery and supplies, $8,000 in marketing and business development and $379,000 in miscellaneous other expenses reflects Management's emphasis on controlling discretionary expenses. These decreases were offset in part by increases of $9,000 in the cost associated with other real estate owned, net of gains on sale of property, $23,000 in occupancy and equipment, $256,000 in professional fees, $317,000 in the cost of computer related expenses and $177,000 in the share tax assessment.

      INCOME TAX EXPENSE

      Income tax expense increased $285,000, or 16.3%, for the three months ended September 30, 2000 to $2.0 million, compared to $1.8 million for the three months ended September 30, 1999. The increase in income tax expense was due primarily to the increase in income before income taxes.

      For the nine months ended September 30, 2000, income tax expense increased $346,000, or 6.5%, to $5.6 million, compared to $5.3 million for the same period in 1999. The increase in income tax expense was due primarily to the increase in income before income taxes.

      The effective tax rate for the quarters ended September 30, 2000 and 1999 was 37.3% and 38.6%, respectively. The effective tax rate for the nine month periods as of the same dates was 37.3 % and 38.5%, respectively.

      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

      The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At September 30, 2000, the Company had $127.3 million in outstanding advances from the FHLB of Dallas and $5.5 million in outstanding debt from Union Planters Bank, N.A.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as over night deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At September 30, 2000, the total approved loan commitments outstanding amounted to $31.1 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $144.6 million. Certificates of deposit scheduled to mature in twelve months or less at September 30, 2000 totaled $355.8 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

      At September 30, 2000, the Company and its subsidiary had regulatory capital which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of September 30, 2000 are detailed below (dollars in thousands):


                                Required Capital           Actual Capital
                               --------------------       ------------------
                               Amount     Percent         Amount     Percent
                               ------     -------         ------     -------

      Tier 1 Leverage          $54,479       4.00%        $91,350       6.71%

      Tier 1 Risk-Based        $36,496       4.00%        $91,350      10.01%

      Total Risk-Based         $72,992       8.00%       $100,976      11.07%

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


Item 1.    Legal Proceedings
           -----------------

           Not Applicable


Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           Not Applicable


Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not Applicable


Item 5.    Other Information
           -----------------

           Not Applicable


Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------

           Exhibit 27 -  Financial Data Schedule  (SEC Use Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IBERIABANK CORPORATION


Date: November  13,  2000               By: /s/ Daryl G. Byrd
      -------------------                   -------------------------------
                                            Daryl G. Byrd
                                            President



Date: November  13,  2000              By:  /s/ Marilyn W. Burch
      -------------------                   -------------------------------
                                            Marilyn W. Burch
                                            Senior Vice President and Controller