Form 10-K
period 2000-12-31
IBERIABANK CORP
filed 2001-03-30
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-25756

                             IBERIABANK Corporation
             (Exact name of registrant as specified in its charter)

         Louisiana                                          72-1280718
         ------------                                    ---------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
organization)                                          Identification Number)

      1101 East Admiral Doyle Drive
      New Iberia, Louisiana                                  70560
      ---------------------                                --------
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

     As of March 23, 2001, the aggregate market value of the 5,883,426 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 375,311 shares held by all directors and officers of the Registrant as a group, was approximately $135.3 million. This figure is based on the closing sale price of $23.000 per share of the Registrant's Common Stock on March 23, 2001.

     Number of shares of Common  Stock  outstanding  as of  December  31,  2000:
6,258,737

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-K; (2) portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into
Part III, Items 9 through 13 of this Form 10-K.

PART 1.

ITEM 1.  BUSINESS.

GENERAL

     IBERIABANK Corporation, formerly ISB Financial Corporation (the "Company"), is the bank holding company for IBERIABANK, a Louisiana chartered commercial bank (the "Bank"). The only significant assets of the Company are the capital stock of the Bank, the Company's loan to an employee stock ownership plan, and cash. To date, the business of the Company has consisted of the business of the Bank. The Company's common stock trades on the NASDAQ Stock Market under the symbol "IBKC." At December 31, 2000, the Company had total assets of $1.4 billion, total deposits of $1.1 billion and shareholders' equity of $127.0 million.

     The Bank conducts business from its main office located in New Iberia, Louisiana and 41 branch offices located in New Iberia, Lafayette, Jeanerette, Franklin, Morgan City, Crowley, Rayne, Kaplan, St. Martinville, Abbeville, Scott, Carencro, Ruston, Monroe, West Monroe, Gretna, Marrero, River Ridge, New Orleans, Metairie and Kenner, all of which are in Louisiana. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), within applicable limits.

     The Company is primarily engaged in attracting deposits from the general public and using those funds to originate loans. Previous to 1996, the Company's primary lending emphasis was loans secured by first and second liens on single-family (one-to-four units) residences located in the Company's primary market area. At December 31, 2000, such loans amounted to $279.2 million, or 29.7% of the Company's gross loan portfolio. The Company's emphasis is on the origination of consumer, commercial real estate and commercial business loans. Consumer loans consist of home equity loans, home equity lines of credit, automobile loans, indirect automobile loans, loans secured by deposit accounts and other consumer loans. At December 31, 2000, $378.4 million, or 40.2%, of the Company's gross loans were consumer loans. Of that amount $205.1 million, or 21.8% of gross loans, were indirect automobile loans. Commercial loans consist of commercial real estate loans and commercial business loans. At December 31, 2000, $196.5 million, or 20.9% of gross loans, were secured by commercial real estate and $79.0 million, or 8.4%, were commercial business loans. The Company also originates loans for the purpose of constructing residential 1-4 family units. At December 31, 2000, $7.5 million, or 0.8% of the Company's loans, were construction loans.

     The Bank offers discount brokerage services through its wholly owned subsidiary, Iberia Financial Services. The brokerage services are provided through Invest.

     On January 11, 2001 the Bank announced the formation of a joint venture, IBERIABANK Insurance Services, LLC, to provide insurance services to its clients. The new company is a joint effort of the Bank and Burch, Marcus, Pool, Krupp, Daniel and Babineaux, a local insurance agency and one of Louisiana's largest agent-owned independent insurance agencies.

     The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

     In addition to its deposit gathering and lending activities, the Company invests in mortgage backed securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and other investment securities. At December 31, 2000, the Company's investments totaled $344.5 million, or 2.5% of total assets. Mortgage backed securities amounted to $240.2 million, or 17.2% of total assets, and government and agency securities amounted to $104.4 million, or 7.5% of total assets. A total of $268.2, or 77.9% of total investment securities, were classified as available for sale at December 31, 2000.

LENDING ACTIVITIES

     Loan Portfolio Composition. The following table sets forth the composition of the Company's loans held in portfolio at the dates indicated. (1)

                                                                         December 31,
                                 ------------------------------------------------------------------------------------------------
                                     2000               1999                 1998                1997                 1996
                               -----------------   -----------------  ------------------   ------------------    ----------------
                               Amount    Percent   Amount   Percent    Amount    Percent   Amount     Percent    Amount   Percent
                               ------    -------   ------   -------    ------    -------   ------     -------    ------   -------
                                                                    (Dollars in Thousands)
Mortgage loans:
   Residential 1-4 family     $279,193    29.68%  $266,161    31.60%  $299,987    39.06%   $370,055    56.07%   $384,007   66.70%
   Construction                  7,482     0.80%     6,381     0.76%     7,402     0.96%      7,890     1.20%      7,957    1.38%
                              --------   -------  --------   -------  --------   -------   --------   -------   --------  -------
     Total mortgage loans      286,675    30.48%   272,542    32.36%   307,389    40.02%    377,945    57.27%    391,964   68.08%
                              --------   -------  --------   -------  --------   -------   --------   -------   --------  -------

Commercial loans:
   Business                     78,986     8.40%    82,485     9.78%    83,237    10.83%     57,620     8.73%     35,894    6.24%
   Real estate                 196,479    20.89%   157,248    18.65%   117,768    15.33%     50,462     7.64%     25,239    4.38%
                              --------   -------  --------   -------  --------   -------   --------   -------   --------  -------
     Total commercial loans    275,465    29.29%   239,733    28.43%   201,005    26.16%    108,082    16.37%     61,133   10.62%
                              --------   -------  --------   -------  --------   -------   --------   -------   --------  -------

Consumer loans:
   Home equity                 108,070    11.49%    91,531    10.86%    73,185     9.52%     34,192     5.18%     21,637    3.76%
   Automobile                   25,297     2.69%    23,432     2.78%    24,631     3.21%      9,434     1.43%      7,509    1.30%
   Indirect automobile         205,143    21.81%   179,350    21.27%   118,529    15.43%     94,282    14.28%     54,935    9.54%
   Credit card                   9,559     1.02%     6,436     0.76%     4,584     0.60%      4,150     0.63%      4,017    0.70%
   Other                        30,316     3.22%    29,854     3.54%    38,912     5.06%     31,978     4.84%     34,514    6.00%
                              --------   -------  --------   -------  --------   -------   --------   -------   --------  -------
     Total consumer loans      378,385    40.23%   330,603    39.21%   259,841    33.82%    174,036    26.36%    122,612   21.30%
                              --------   -------  --------   -------  --------   -------   --------   -------   --------  -------

     Total loans receivable   $940,525   100.00%  $842,878   100.00%  $768,235   100.00%   $660,063   100.00%   $575,709  100.00%
                              ========   =======  ========   =======  ========   =======   ========   =======   ========  =======

------------
(1) This schedule does not include loans held for sale of $3.3 million, $4.8 million, $18.4 million and $4.4 million at December 31, 2000, 1999, 1998 and 1997, respectively. There were no loans classified as held for sale prior to the year ended December 31, 1997.

     CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Company's loans held to maturity at December 31, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio held to maturity.

                                                                         Commercial
                                                          ------------------------------------
                                                   Construction   Real Estate    Business       Total
                                                   ------------   -----------    --------       -----

                                                                 (Dollars in Thousands)
Amounts due in:
   One year or less                                  $     --      $ 45,842      $ 46,469      $ 92,311
   After one year through five years                       --       115,982        26,530       142,512
   After five years                                     7,482        34,655         5,987        48,124
                                                     --------      --------      --------      --------
      Total                                          $  7,482      $196,479      $ 78,986      $282,947
                                                     ========      ========      ========      ========

Interest rate terms on amounts Due after one year:
    Fixed rate                                       $  2,300      $104,318      $ 20,922      $127,540
    Adjustable rate                                     5,182        46,319        11,595        63,096
                                                     --------      --------      --------      --------
      Total                                          $  7,482      $150,637      $ 32,517      $190,636
                                                     ========      ========      ========      ========

     Scheduled contractual amortization of loans does not reflect the expected term of the Company's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments.

     The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Board of Directors and management. The process of underwriting all residential mortgage, consumer and construction loans and obtaining appropriate documentation, such as credit reports, appraisals and other documentation is centralized. The credit analysis department is responsible for overseeing the underwriting of all commercial business and commercial real estate loans. The Company generally requires that a property appraisal be obtained in connection with all new mortgage loans. The Company requires that title insurance or a title opinion (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

     RESIDENTIAL 1-4 FAMILY LOANS. Substantially all of the Company's residential 1-4 family mortgage loans consist of conventional loans. The vast majority of the Company's residential 1-4 family mortgage loans is secured by properties located in Southwestern Louisiana and the greater New Orleans area and are originated under terms and documentation which permit their sale in the secondary market. Since 1996, the Company has decided to sell, or hold for sale in the secondary market, the majority of all conforming fixed rate loan originations and retain adjustable rate loan originations in its portfolio.

     At  December  31,  2000,  $144.4  million,   or  50.4%,  of  the  Company's
residential 1-4 family mortgage and construction loans were fixed rate loans and $142.3 million, or 49.6%, were adjustable rate loans.

     In order to assist low- to moderate- income families achieve home ownership, the Company will provide 100% financing to certain low-to moderate-income homebuyers in its market area. Such loans are structured as a 30-year ARM with respect to 90% of the value with the remaining necessary funds (including closing costs) being provided through a five-year fixed rate second mortgage loan. No PMI is required to be obtained with respect to loans originated under this program. The Company has developed its 100% financing loan product in an effort to address the home buying needs of lower income residents. Due to the absence, or limited amount, of equity with respect to such loans and the absence of PMI, this product may be deemed to involve greater risk than typical residential 1-4 family mortgage loans. However, the individual loans in this program generally are relatively small, with balances generally less than $50,000. At this time, it is anticipated that the aggregate balance of loans originated under this program will not exceed $10.0 million. As of December 31, 2000, such loans amounted to

$4.6 million, or 0.5%, of the total loan portfolio. To date, the Company has not
experienced  any  significant   delinquency   problems  with  respect  to  loans
originated under this program.

     In July 2000, the Company made the largest contribution to a not-for-profit rural community development corporation in Louisiana. The Company invested the lead gift to kick off a $33 million campaign to Southern Mutual Financial Services "Community Development Bank," which will be used to lend low interest rural housing loans over a nine-parish area of Southern Louisiana.

     COMMERCIAL REAL ESTATE LOANS. The Company has increased its investment in commercial real estate loans from $25.2 million, or 4.4% of the total loan portfolio at December 31, 1996, to $196.5 million, or 20.9% of the total loan portfolio, at December 31, 2000. The increase in commercial real estate loans reflects, in part, the Company's focused efforts to originate such loans in its market area. The Company intends to continue to expand its involvement in commercial real estate lending and to continue to moderately increase the amount of such loans in the Company's portfolio. The types of properties securing the Company's commercial real estate loans include strip shopping centers, professional office buildings, small retail establishments and warehouses, all of which are located in the Company's market area. As of December 31, 2000, the Company's largest commercial real estate loan had a balance of $12.6 million. Such loan is secured by real estate in the Company's market area and is performing in accordance with its terms.

     The Company's commercial real estate loans generally are adjustable rate loans indexed to the New York Prime Rate, as quoted in The Wall Street Journal, plus a margin. Generally, fees of 50 basis points to 2% of the principal loan balances are charged to the borrower upon closing. The Company's underwriting standards generally provide for terms of up to 10 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 75%. Generally, the Company obtains personal guarantees of the principals as additional security for any commercial real estate loans.

     COMMERCIAL BUSINESS LOANS. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. At December 31, 2000, the Company's commercial business loans amounted to $79.0 million or 8.4% of the Company's gross loan portfolio. The Company's commercial business loans may be structured as term loans or revolving lines of credit. Commercial business loans generally have a term of ten years or less and adjustable or variable rates of interest based upon the New York Prime Rate. The Company's commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, the Company generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. The Company also provides commercial loans structured as advances based upon perfected security interests in accounts receivable and inventory. As of December 31, 2000, the Company's largest commercial business loan had a principal balance of $6.6 million. Such loan is secured by deposit accounts, equipment, and general intangibles and has performed in accordance with its terms since origination.

     Commercial real estate and commercial business loans generally have higher yields and shorter repayment periods than residential 1-4 family loans.

     CONSUMER LOANS. The Company offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 2000, $378.4 million, or 40.2% of the Company's total loan portfolio, was comprised of consumer loans. The Company originates substantially all of such loans in its primary market area.

     The largest component of the Company's consumer loan portfolio consists of indirect automobile loans. These loans are originated by the automobile dealerships and applications are facsimiled to Company personnel for approval or denial. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans apart from the ability of the consumer to repay the loan, that being fraud perpetrated by the automobile dealership. To limit its exposure, the Company has deals only with automobile dealerships which have demonstrated reputable behavior. At December 31, 2000, $205.1 million, or 21.8% of the Company's total loan portfolio, were indirect automobile loans.

     At December 31, 2000, the Company's remaining consumer loan portfolio was comprised of home equity loans, educational loans, loans secured by deposits at the Company, mobile home loans, direct automobile loans, credit card loans and other consumer loans. At December 31, 2000, $108.1 million, or 11.5% of the Compnay's toal loan portfolio, were home equity loans. The Company has not emphasized originations of mobile home loans in recent years due to, among other things, management's perception that such loans generally are riskier than certain other consumer loans, such as home equity loans and single-family mortgage loans. The Company also offers direct automobile loans, loans based on its VISA and MasterCard credit cards and other consumer loans. At December 31, 2000, the Company's direct automobile loans amounted to $25.3 million, or 2.7% of the Company's total loan portfolio. The Company's VISA and MasterCard credit card loans totaled $9.6 million, or 1.0% of the Company's total loan portfolio at such date. The Company's other personal consumer loans amounted to $30.3 million, or 3.2% of the Company's total loan portfolio at December 31, 2000.

ASSET QUALITY

     GENERAL. As a part of the Company's efforts to improve asset quality, it has developed and implemented an asset classification system. All of the Company's assets are subject to review under the classification system. All assets of the Company are periodically reviewed, and the classifications are reviewed by the Loan Committee of the Board of Directors on at least a quarterly basis.

     When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company may institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. See Note 4 of the Notes to Consolidated Financial Statements.

     Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold, and are carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

     Under Generally Accepted Accounting Principles, the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Company had no troubled debt restructuring as of December 31, 2000. See the table below under "Nonperforming Assets and Troubled Debt Restructurings."

     At December 31, 2000, impaired loans amounted to $5.9 million, an increase of 197.5% from December 31, 1999. The valuation allowance related to these loans was $1.0 million at December 31, 2000.

     NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS. The following table sets forth information relating to the Company's nonperforming assets and troubled debt restructurings at the dates indicated.

                                                                            December 31,
                                                 ----------------------------------------------------------------
                                                   2000          1999          1998          1997         1996
                                                   ----          ----          ----          ----         ----
                                                                        (Dollars in Thousands)
Nonaccrual loans:
   Mortgage loans:
     Single-family                                $  137        $  208        $  481        $1,698        $  892
     Construction                                     --            --            --            --            --
   Commercial Loans:
     Business                                        516           215           259            --           407
     Real estate                                   4,653         1,078            --            30           190
   Consumer loans:                                   161           429           439           419         1,002
                                                  ------        ------        ------        ------        ------
          Total nonaccrual loans                   5,467         1,930         1,179         2,147         2,491
                                                  ------        ------        ------        ------        ------

Accruing loans 90 days or more past due:
   Mortgage loans:
     1-4 family                                      697           593         1,407            --            --
     Construction                                     --            --            --            --            --
   Commercial Loans:
     Business                                         76            74           370            --            --
     Real estate                                      38            22         1,898            --            --
   Consumer loans                                  1,263           514           883             3            69
                                                  ------        ------        ------        ------        ------
          Total past due 90 days or more           2,074         1,203         4,558             3            69
                                                  ------        ------        ------        ------        ------

         Total nonperforming loans                 7,541         3,133         5,737         2,150         2,560

Foreclosed property                                  421           185           384           473           978
                                                  ------        ------        ------        ------        ------

         Total nonperforming assets               $7,962        $3,318        $6,121        $2,623        $3,538
                                                  ------        ------        ------        ------        ------

Performing troubled debt restructurings           $   --        $   --        $   --        $   --        $  176
                                                  ------        ------        ------        ------        ------

         Total nonperforming assets and
         troubled debt restructurings             $7,962        $3,318        $6,121        $2,623        $3,714
                                                  ======        ======        ======        ======        ======

Nonperforming loans to total loans                 0.80%         0.37%         0.75%         0.33%         0.44%

Total nonperforming assets to total assets         0.57%         0.24%         0.44%         0.28%         0.38%

Total nonperforming assets and troubled debt
   restructurings to total assets                  0.57%         0.24%         0.44%         0.28%         0.40%

                                       7

     OTHER CLASSIFIED ASSETS. Federal regulations require that the Company classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

     At December 31, 2000, the Company had $5.4 million of assets classified substandard, $454,000 of assets classified doubtful, and no assets classified loss. At such date, the aggregate of the Company's classified assets amounted to 0.42% of total assets.

     ALLOWANCE FOR LOAN LOSSES. The Company's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses, which are charged against income. As shown in the table below, at December 31, 2000, the Company's allowance for loan losses amounted to 135.8% and 1.1% of the Company's nonperforming loans and gross loans receivable, respectively.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                       Year Ended December 31,
                                            ----------------------------------------------------------------------
                                                 2000        1999             1998             1997          1996
                                                 ----        ----             ----             ----          ----
                                                                       (Dollars in Thousands)
Allowance at beginning of period              $  8,749     $  7,135         $  5,258         $  4,615     $  3,746
Allowance from acquisition                          --           --            1,392               --        1,114
Provisions                                       3,861        2,836              903            1,097          156
Charge offs:
   Mortgage loans:
     1-4 family                                     37           71                2               50           46
     Construction                                   --           --               --               --           --
   Commercial                                    1,174          140               43              191           61
  Consumer loans                                 1,654        1,460              818              562          509
                                              --------     --------         --------         --------     --------
       Total charge offs                         2,865        1,671              863              803          616
                                              --------     --------         --------         --------     --------

Recoveries:
   Mortgage loans:
     Single-family                                  22           37               36               79           39
     Construction                                   --           --               --               --           --
   Commercial                                       52           86              175               55           43
  Consumer loans                                   420          326              234              215          133
                                              --------     --------         --------         --------     --------
        Total recoveries                           494          449              445              349          215
                                              --------     --------         --------         --------     --------
                  Net charge offs               (2,371)      (1,222)            (418)            (454)        (401)
                                              --------     --------         --------         --------     --------
Allowance at end of period                    $ 10,239     $  8,749         $  7,135         $  5,258     $  4,615
                                              ========     ========         ========         ========     ========

Allowance for loan losses to total
  nonperforming loans at end of
  period                                       135.78%      279.25%          124.39%          244.56%      185.27%

Allowance for loan losses to total
  loans at end of period                         1.09%        1.04%            0.93%            0.79%        0.80%

Net charge offs to average loans                 0.26%        0.15%            0.06%            0.07%        0.09%

                                       9

     The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                          December 31,
                           --------------------------------------------------------------------------------------------------------
                                  2000                   1999                 1998                 1997                 1996
                           -------------------    ------------------    ------------------   ------------------    ----------------
                            Amount     Percent    Amount     Percent    Amount     Percent   Amount     Percent    Amount   Percent
                            ------     -------    ------     -------    ------     -------   ------     -------    ------   -------
                                                                                     (Dollars in Thousands)
Residential 1-4 family     $   828      29.68%    $  834      31.60%    $1,529      39.06%    $1,448     56.07%    $2,002    66.70%
Construction                    22       0.80%        20       0.76%        38       0.96%        84      1.20%        72     1.38%
Commercial business          1,651       8.40%     1,475       9.78%     1,897      10.83%     1,356      8.73%       817     6.24%
Commercial real estate       2,644      20.89%     2,095      18.65%     1,663      15.33%       660      7.64%       502     4.38%
Consumer                     5,094      40.23%     4,325      39.21%     2,008      33.82%     1,710     26.36%     1,222    21.30%
                             -----      -----      -----      -----      -----      -----      -----     -----      -----    -----

 Total allowance for loan
        losses             $10,239     100.00%    $8,749     100.00%    $7,135     100.00%    $5,258    100.00%    $4,615   100.00%
                           =======     =======    ======     =======    ======     =======    ======    =======    ======   =======

                                       10

     Management of the Company presently believes that its allowance for loan losses is adequate to cover any potential losses in the Company's loan portfolio. However, future adjustments to this allowance may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

INVESTMENT SECURITIES

     The Company's investment securities consist primarily of securities issued by the U.S. Government and federal agency obligations and mortgage backed securities. As of December 31, 2000, the Company's investment securities available for sale amounted to $268.2 million, net of gross unrealized losses of $3.5 million, and its investment securities held to maturity amounted to $76.3 million. Included in available for sale investment securities are mortgage backed securities totaling $165.3 million and included in held to maturity investment securities are mortgage backed securities totaling $74.9 million. The Company attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms exceeding five years. In September 2000, the Company restructured $45 million of illiquid and volatile mortgage backed securities at a loss of $1.8 million.
Substantially all of the proceeds were reinvested in securities with a more suitable risk and liquidity profile.

     The  following  table  sets  forth  information   regarding  the  Company's
investment securities at the dates indicated.

                                       Securities Available for Sale      Securities Held to Maturity
                                 ---------------------------------------------------------------------
                                  Weighted
                                   Average       Amortized      Fair        Amortized        Fair
                                    Yield          Cost         Value          Cost         Value
                                    -----          ----         -----          ----         -----
                                                           (Dollars in Thousands)

Within one year or less             5.66%     $       --   $         --   $        190   $        190
One through five years              5.95%         30,008         29,927            485            485
After five through ten years        6.14%         67,993         66,332            715            715
Over ten years                      4.75%             --             --             45             45
                                              ----------   ------------   ------------   ------------
       Subtotal                                   98,001         96,259          1,435          1,435
Mortgage backed                     6.65%        167,021        165,289         74,887         74,505
Marketable equity security          6.66%          6,728          6,675             --             --
                                              ----------   ------------   ------------   ------------
       Totals                                 $  271,750   $    268,223   $     76,322   $     75,940
                                              ==========   ============   ============   ============

SOURCES OF FUNDS

     GENERAL. The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's branch offices. The Company also derives funds from short-term and long-term borrowings, amortization and prepayments of outstanding loans and mortgage-related securities, and from maturing investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

     DEPOSITS. The Company's current deposit products include savings accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 30 days to seven years and noninterest-bearing personal and business checking accounts.

     The Company's deposit products also include certificates for Individual Retirement Accounts ("IRA") and qualified retirement plans. Deposits are obtained primarily from residents in its primary market area. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The acquisition of Bank of Lafayette in 1996 helped Iberia double its market share in the greater Lafayette market. The acquisition of Jefferson Federal Saving Bank in 1996 established the Company in a new market, the greater New Orleans area. The purchase of the 17 branches from First Commerce Corp. subsidiaries in September of 1998 helped the Company gain the number two market share in the greater Lafayette market and establish the Company, with a number two market share, in a new market, the greater Monroe area. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and increased calling efforts. However, the Company does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Company participates in the regional ATM network known as CIRRUS.

     The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Company in prior years has experienced disintermediation of deposits into competing investment products. Also, the Company has experienced runoff of some of the higher priced deposits assumed in the acquisitions as it has been unwilling to pay up to retain the deposits. In the year 2000, the Company's deposits grew by $43.2 million, or 3.9%. The growth was attributable primarily to an increase in savings account balances as a result of promotional pricing and the Company's increased calling efforts. See generally Note 7 of the Notes to Consolidated Financial Statements.

     The following table sets forth certain information relating to the Company's deposits at the dates indicated.

                                                            December 31,
                                --------------------------------------------------------------------
                                        2000                    1999                   1998
                                --------------------  ----------------------  ----------------------
                                             Average                 Average                 Average
                                Average       Rate     Average        Rate     Average        Rate
                                Balance       Paid     Balance        Paid     Balance        Paid
                                -------       ----     -------        ----     -------        ----
                                                             (Dollars In Thousands)
Interest bearing demand
    deposits                  $  249,650      2.35%   $  279,328      2.26%   $  196,254      2.45%
Savings deposits                 181,930      3.61%      131,824      2.03%      114,934      2.21%
Time deposits                    575,828      5.58%      618,582      5.10%      517,952      5.35%
                              ----------              ----------              ----------
     Total interest bearing
          deposits             1,007,408      4.42%    1,029,734      3.93%      829,140      4.23%
Noninterest-bearing
  demand deposits                121,494      0.00%      116,097      0.00%       69,670      0.00%
                              ----------              ----------              ----------

         Total deposits       $1,128,902      3.95%   $1,145,831      3.53%   $  898,810      3.90%
                              ==========              ==========              ==========

     The   following   table  shows   large-denomination   ($100,000  and  over)
certificates of deposit by remaining maturities.

                                                 December 31,
                                 ---------------------------------------------
                                   2000             1999               1998
                                 --------         --------           ---------
                                           (Dollars In Thousands)
Certificates of deposit:
     3 months or less            $ 18,431         $ 23,963           $   1,909
     Over   3-12 months            88,419           69,885              21,006
     Over 12-36 months             31,120           28,982              82,493
     More than 36 months            3,120            1,708              25,223
                                 --------         --------           ---------
         Total                   $141,090         $124,538           $ 130,631
                                 ========         ========           =========

     BORROWINGS. The Company may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

     The Company's short-term borrowings are comprised of advances from the FHLB of Dallas. At December 31, 2000, total short-term borrowings were $54.0 million. This consisted of two advances, one of a 14 day term and one of a seven day term. These advances were used to fund loan growth. The weighted average rate on short-term borrowings was 6.4% at December 31, 2000. The average amount of short-term borrowings in 2000 was $65.9 million. See Note 8 of the Notes of Consolidated Financial Statements.

     At December 31, 2000, the Company's long-term borrowings were comprised of fixed rate advances from the FHLB of Dallas and a long-term note outstanding with Union Planters Bank. Long-term borrowings increased $8.8 million, or 16.9%, to $60.8 million at December 31, 2000, compared to $52.1 million at December 31, 1999, which was partially offset by normal amortization payments. See Note 9 of the Notes of Consolidated Financial Statements.

SUBSIDIARIES

     The Bank has only one active, wholly owned subsidiary, Iberia Financial Services, LLC. ("lberia Services"). At December 31, 2000, the Bank's equity investment in Iberia Services was $1.8 million, and Iberia Services had total assets of $1.8 million. For the years ended December 31, 2000 and 1999, Iberia Services had total revenues of $1.0 million and $859,000, respectively and net income of $294,000 and $280,000, respectively. See Note 1 of the Notes to Consolidated Financial Statements. The business of Iberia Services consists of acting as a broker for the sale of annuities and certain other securities to the general public. Iberia Services has one wholly owned subsidiary, Finesco, LLC., which the Bank acquired in January 1995 and which business consists of insurance premium financing.

     In January 2001, the Bank announced the formation of IBERIABANK Insurance Services, LLC, to provide insurance services to the Bank's customers. The new company is a joint venture with Burch, Marcus, Pool, Krupp, Daniel and Babineaux, Inc., one of Louisiana's largest agent-owned independent insurance agencies.

COMPETITION

     The Company faces strong competition both in attracting deposits and originating loans. Its most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in its market areas, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Company experiences strong competition for loan originations principally from other commercial banks, savings institutions and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

     The Company had 419 full-time employees and 57 part-time employees as of December 31, 2000. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

SUPERVISION AND REGULATION

     GENERAL. The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA") and to supervision by the FRB. The BHCA requires the Company to obtain the prior approval of the FRB for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Company is subject to regulation and examination by the OFI and by the FDIC and also subject to certain requirements established by the FRB.

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

     FINANCIAL MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks and state banks with requisite investment authority under applicable state law are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries).

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

FEDERAL AND STATE TAXATION

     The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code which apply to financial institutions. The Company, the Bank and all subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

     Retained earnings at December 31, 2000 and 1999 included approximately $14.8 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

     The net deferred tax asset at December 31, 2000 includes $14,677,000 of future deductible temporary differences. Included is $3,529,000 related to the unrealized loss in available for sale securities and $8,626,000 related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

STATE TAXATION

     Louisiana does not permit the filing of consolidated income tax returns. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, as well as a corporate franchise. The Bank is not subject to the Louisiana income or franchise taxes. However, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. The Louisiana shares tax expense is included in noninterest expenses.

ITEM 2.  PROPERTIES.

     The Company, through IBERIABANK, operates 41 offices in 3 areas of Louisiana. A total of 28 offices are owned, and 13 are leased. During 2000, two facilities, one in Lafayette and one in Monroe, were sold. Both facilities contained a large amount of rented space, and the portion of the buildings occupied by the Bank was significantly smaller. The Company felt it was in its best interest to dispose of the excess facilities and to lease back the portion necessary for the Bank. A gain of $1.9 million was realized on the sale of the Lafayette facility.

     The Company and the Bank consider all facilities, both owned and leased, to be suitable and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and the Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS

     Set forth below is information with respect to the executive officers of the Company and principal occupations and positions held for periods including the last five years.

     DARYL G. BYRD, age 46, serves as President and Chief Executive Officer of the Company and the Bank. He has served in this capacity since July 1999, with the exception of Chief Executive Officer of the Company to which position he was promoted in July 2000. Prior to joining the Company, Mr. Byrd was President and Chief Executive Officer of Bank One New Orleans Region from 1998 to 1999. Mr. Byrd was Executive Vice President of First Commerce Corporation in charge of the commercial bank and mortgage banking groups from 1992 to 1998.

     MICHAEL J. BROWN, age 37, serves as Senior Executive Vice President and Chief Credit Officer of the Company and the Bank, positions he has held since January 2001. Mr. Brown also serves as New Orleans Market

President and Commercial Segment Leader for the Bank. Mr. Brown was hired as Executive Vice President in December 1999. Prior to joining the Company, Mr. Brown served in several senior roles with Bank One Louisiana, including Chief Credit Officer from 1998 to 1999. From 1996 to 1998, Mr. Brown served as Senior Vice President, Manager of Credit and Client Services of First Commerce Corporation. Mr. Brown is also a Chartered Financial Analyst.

     JOHN R. DAVIS, age 40, serves as Senior Executive Vice President of Finance and Retail Strategy of the Company and the Bank, positions he has held since January 2001. Mr. Davis was hired as Executive Vice President and Chief Strategic Officer in December 1999. Prior to joining the Company, Mr. Davis served as Corporate Senior Vice President of Crestar Financial Corporation of Virginia from 1997 to June 1999. From 1993 to 1997, Mr. Davis served as Senior Vice President of First Commerce Corporation. Mr. Davis is also a Chartered Financial Analyst.

     MARILYN W. BURCH, age 50, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions she has held since January 2001. Ms. Burch was hired as Sr. Vice President and Controller in
October 1999. Prior to joining the Company, Ms. Burch served as Sr. Vice President and Controller of First National Bank of Lafayette, a subsidiary of First Commerce Corporation, from 1985 to 1997. Ms. Burch is also a Certified Public Accountant.

     DONALD P. LEE, age 41, serves as Executive Vice President, Legal Counsel and Secretary of the Company and the Bank. Mr. Lee also serves as Manager of IBERIABANK Insurance Services, LLC, a subsidiary of the Bank. Prior to joining the Company in 1998, Mr. Lee served as Executive Vice President and Legal Counsel at Royal Card Bank from 1996 to 1997.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein, to the extent applicable, is incorporated by reference on the inside front cover page of the Registrant's 2000 Annual Report to Stockholders (the "Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from pages 9 and 10 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 11 through 21 of the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required hereon is incorporated by reference from pages 19 through 21 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 22 through 51 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The  information  required  herein is  incorporated  by reference  from the
Registrant's   definitive  proxy  statement  for  the  2001  Annual  Meeting  of
Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the Proxy Statement.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of this Report.

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):
               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Income for the Years Ended December
                 31, 2000, 1999 and 1998.
               Consolidated Statements of Shareholders' Equity for the Years
                 Ended December 31, 2000, 1999 and 1998.
               Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2000, 1999 and 1998.
               Notes to Consolidated Financial Statements.

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

                          Exhibit Index
                          -------------
Exhibit No. 3.1.       Articles of Incorporation - incorporated herein by reference to Registration Statement on Form S-1 (File No. 33-96598).
Exhibit No. 3.2.       Bylaws - incorporated herein by reference to Registration Statement on Form S-1 (File
                       No. 33-96598).
Exhibit No. 4.1.       Stock Certificate - incorporated herein by reference to Registration Statement on Form
                       S-8 (File No. 33-93210).
Exhibit No. 10.1.      Employee Stock Ownership Plan - incorporated herein by reference to Registration
                       Statement on Form S-1 (File No. 33-96598).
Exhibit No. 10.2.      Profit Sharing Plan and Trust - incorporated herein by reference to Registration
                       Statement on Form S-8 (File No. 33-93210).
Exhibit No. 10.3       Employment Agreement with Larrey G. Mouton


Exhibit No. 10.4       Employment Agreement with Daryl G. Byrd - incorporated herein by reference to
                       Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
Exhibit No. 10.5       Indemnification Agreements with Daryl G. Byrd and Michael J. Brown - incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K
                       for the fiscal year ended December 31, 2000.
Exhibit No. 10.6       Severance Agreement with Michael J. Brown and John R. Davis
Exhibit No. 10.7       Severance Agreement with Marilyn W. Burch and Donald P. Lee
Exhibit No. 10.8       1996 Stock Option Plan - incorporated herein by reference to Exhibit 10.1 to
                       Registration Statement on Form S-8 (File No. 333-28859).
Exhibit No. 10.9       1999 Stock Option Plan - incorporated herein by reference to Registrant's definitive proxy statement dated March 19, 1999.
Exhibit No. 10.10      Recognition and Retention Plan - incorporated herein by reference to Registrant's definitive proxy statement dated April 16, 1996.
Exhibit No. 10.11      Supplemental Stock Option Plan - incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                       1999.
Exhibit No. 13         2000 Annual Report to Stockholders - Except for those portions of the Annual Report to Stockholders for the year ended December 31, 2000, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.
Exhibit No. 21         Subsidiaries of the Registrant - reference is made to "Item 1. Business" for the required information.
Exhibit No. 23         Consent of Castaing, Hussey & Lolan, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IBERIABANK CORPORATION

         Date:  March 30, 2001                By:  /s/ Daryl G. Byrd
                                                   ----------------------------
                                                   President/CEO and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                 NAME                           TITLE                                DATE
                 ----                           -----                                ----
/s/ Daryl G. Byrd                        President, Chief Executive Officer         March 30, 2001
------------------------------------     and Director
Daryl G. Byrd
(Principal Executive Officer)

/s/ Marilyn W. Burch                     Executive Vice President and Chief         March 30, 2001
------------------------------------     Financial Officer
Marilyn W. Burch
(Principal Financial and Accounting
Officer)

/s/ Elaine D. Abell                      Director                                   March 30, 2001
------------------------------------
Elaine D. Abell

/s/ Harry V. Barton, Jr.                 Director                                   March 30, 2001
------------------------------------
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.                Director                                   March 30, 2001
------------------------------------
Ernest P. Breaux, Jr.

/s/ Cecil C. Broussard                   Director                                   March 30, 2001
------------------------------------
Cecil C. Broussard

/s/ William H. Fenstermaker              Director                                   March 30, 2001
------------------------------------
William H. Fenstermaker

/s/ Richard F. Hebert                    Director                                   March 30, 2001
------------------------------------
Richard F. Hebert

/s/ Larrey G. Mouton                     Director                                   March 30, 2001
------------------------------------
Larrey G. Mouton

/s/ E. Stewart Shea III                  Director                                   March 30, 2001
------------------------------------
E. Stewart Shea III