Form 10-Q
period 2001-03-31
IBERIABANK CORP
filed 2001-05-15
CIK 933141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


                        Commission File Number 0-25756


                            IBERIABANK Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Louisiana                                         72-1280718
------------------------------------------------       ---------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification Number)
                 organization)

             2110 West Pinhook Road
              Lafayette, Louisiana                                      70508
------------------------------------------------       ---------------------------------------
    (Address of principal executive office)                          (Zip Code)

                                (337) 267-4458
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes    X       No ____
                                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The Registrant had 6,255,237 shares of common stock, $1.00 par value, which were issued and outstanding as of May 10, 2001.

                     IBERIABANK CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

Part I.    Financial Information                                            Page
-------    ---------------------                                            ----

Item 1.    Financial Statements

           Consolidated Balance Sheets                                         3
           (As of March 31, 2001 and December 31, 2000)

           Consolidated Statements of Income                                   4
           (For the three months ended March 31, 2001 and 2000)

           Consolidated Statements of Shareholders' Equity                     5
           (For the three months ended March 31, 2001 and 2000)

           Consolidated Statements of Cash Flows                               6
           (For the three months ended March 31, 2001 and 2000)

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         15



Part II.   Other Information
--------   -----------------


Item 1.    Legal Proceedings                                                  16

Item 2.    Changes in Securities and Use of Proceeds                          16

Item 3.    Defaults Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                16

Item 5.    Other Information                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   16


Signatures                                                                    17

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS  (unaudited)
                            (Dollars in thousands)

                                                          Assets
                                                          ------
                                                                                          March 31,           December 31,
                                                                                            2001                  2000
                                                                                         -----------          ------------
Cash and due from banks                                                                  $   29,729            $   32,000
Interest-bearing deposits in banks                                                           77,700                 2,541
                                                                                        -----------            ----------
     Total cash and cash equivalents                                                        107,429                34,541
Investment securities:
    Available for sale, at fair value                                                       190,923               268,223
    Held to maturity (fair value of $82,763 and $75,940, respectively)                       82,210                76,322
Federal Home Loan Bank stock, at cost                                                         8,108                 7,997
Loans held for sale                                                                           6,696                 3,347
Loans, net of unearned income                                                               937,722               940,525
Allowance for loan losses                                                                   (10,332)              (10,239)
                                                                                        -----------            ----------
      Loans, net                                                                            927,390               930,286
Accrued interest receivable                                                                   7,026                 9,142
Premises and equipment, net                                                                  20,960                21,465
Goodwill and acquisition intangibles                                                         37,997                38,796
Other assets                                                                                  3,967                 6,043
                                                                                        -----------            ----------
Total Assets                                                                             $1,392,706            $1,396,162
                                                                                        ===========            ==========


                                            Liabilities and Shareholders' Equity
                                            ------------------------------------

Liabilities:
Deposits:
    Noninterest-bearing                                                                  $  138,887            $  129,468
    Interest-bearing                                                                      1,057,374             1,013,719
                                                                                        -----------            ----------
      Total deposits                                                                      1,196,261             1,143,187
Short-term borrowings                                                                         2,000                54,000
Securities sold under agreements to repurchase                                                3,797                     0
Accrued interest payable                                                                      3,507                 5,480
Long-term debt                                                                               47,165                60,843
Other liabilities                                                                             7,297                 5,610
                                                                                        -----------            ----------
Total Liabilities                                                                         1,260,027             1,269,120
                                                                                        -----------            ----------


Shareholders' Equity:
Preferred stock of $1 par value; 5,000,000 shares authorized; -0- shares issued                   0                     0
Common stock of $1 par value; 25,000,000 shares authorized; 7,380,671 shares issued           7,381                 7,381
Additional paid-in capital                                                                   69,435                69,231
Retained earnings                                                                            80,424                77,963
Unearned common stock held by ESOP                                                           (1,928)               (2,067)
Unearned common stock held by RRP trust                                                      (2,482)               (2,587)
Accumulated other comprehensive income                                                          401                (2,293)
Treasury stock, at cost, 1,119,634 and 1,121,934 shares                                     (20,552)              (20,586)
                                                                                        -----------            ----------
Total Shareholders' Equity                                                                  132,679               127,042
                                                                                        -----------            ----------
Total Liabilities and Shareholders' Equity                                               $1,392,706            $1,396,162
                                                                                        ===========            ==========

                See Notes to Consolidated Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME  (unaudited)
                 (Dollars in thousands, except per share data)


                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                            ------------------------------------------------
                                                                                        2001                      2000
                                                                            ----------------------      --------------------
Interest and Dividend Income:
    Loans, including fees                                                       $           20,268          $         18,358
    Investment securities:
     Taxable interest and dividends                                                          5,107                     6,220
     Tax-exempt interest                                                                        40                        22
    Interest-bearing demand deposits                                                           372                        55
                                                                            ----------------------      --------------------
Total interest and dividend income                                                          25,787                    24,655
                                                                            ----------------------      --------------------
Interest Expense:
    Deposits                                                                                11,743                    10,628
    Short-term borrowings                                                                      441                       814
    Securities sold under agreements to repurchase                                              27                         0
    Long-term debt                                                                             819                       842
                                                                            ----------------------      --------------------
Total interest expense                                                                      13,030                    12,284
                                                                            ----------------------      --------------------
Net interest income                                                                         12,757                    12,371
Provision for loan losses                                                                      714                       481
                                                                            ----------------------      --------------------
Net interest income after provision for loan losses                                         12,043                    11,890
                                                                            ----------------------      --------------------
Noninterest Income:
    Service charges on deposit accounts                                                      1,969                     1,974
    ATM fee income                                                                             350                       301
    Gain on sale of loans, net                                                                 267                         9
    Gain on sale of property                                                                     0                        43
    Gain on sale of investments, net                                                            (8)                        0
    Other income                                                                               645                       832
                                                                            ----------------------      --------------------
Total noninterest income                                                                     3,223                     3,159
                                                                            ----------------------      --------------------

Noninterest Expense:
    Salaries and employee benefits                                                           4,830                     5,027
    Occupancy and equipment                                                                  1,376                     1,364
    Amortization of acquisition intangibles                                                    798                       828
    Franchise and shares tax                                                                   278                       347
    Communication and delivery                                                                 616                       706
    Marketing and business development                                                         228                       324
    Data processing                                                                            305                       316
    Printing, stationery and supplies                                                          205                       167
    Other expenses                                                                           1,083                     1,263
                                                                            ----------------------      --------------------
Total noninterest expense                                                                    9,719                    10,342
                                                                            ----------------------      --------------------
Income before income tax expense                                                             5,547                     4,707
Income tax expense                                                                           2,056                     1,752
                                                                            ----------------------      --------------------
Net Income                                                                      $            3,491          $          2,955
                                                                            ======================      ====================
Earnings per share - basic                                                      $             0.59          $           0.48
                                                                            ======================      ====================
Earnings per share - diluted                                                    $             0.57          $           0.48
                                                                            ======================      ====================

See Notes to Consolidated Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
                            (Dollars in thousands)


                                                                                                  Unearned
                                                                          Unearned     Common    Accumulated
                                                    Additional             Common       Stock       Other                  Total
                                            Common   Paid In   Retained  Stock Held    Held By  Comprehensive Treasury Shareholders'
                                            Stock    Capital   Earnings    By ESOP    RRP Trust     Income      Stock     Equity
                                           -------  --------- --------- ------------ ----------- ------------- --------  --------
Balance, December 31, 1999                 $ 7,381  $ 68,749  $  69,065  $   (2,649)  $  (3,024)  $   (7,124)  $ (15,209) $ 117,189

Comprehensive income:
  Net income                                                      2,955                                                       2,955

  Change in unrealized gain (loss)
  on securities available for sale,
  net of deferred taxes                                                                               (1,952)                (1,952)
                                                                                                                          ---------

Total comprehensive income                                                                                                    1,003
Cash dividends declared                                          (1,007)                                                     (1,007)
Common stock released by ESOP trust                       51                    149                                             200

Common stock earned by participants of
  recognition and retention plan trust,
  including tax benefit                                   13                                140                                 153

Common stock acquired by RRP trust                       128                               (128)                                  0
Compensation expense on stock option plans                17                                                                     17
Treasury stock acquired at cost, 22,000 shares                                                                      (297)      (297)
Stock options exercised                                    0                                                                      0
                                            ------- --------  ---------  ----------   ---------   ----------   ---------  ---------
Balance, March 31, 2000                     $ 7,381 $ 68,958  $  71,013  $   (2,500)  $  (3,012)  $   (9,076)  $ (15,506) $ 117,258
                                            ======= ========  =========  ==========   =========   ==========   =========  =========


Balance, December 31, 2000                  $ 7,381 $ 69,231  $  77,963  $   (2,067)  $  (2,587)  $   (2,293)  $ (20,586) $ 127,042

Comprehensive income:
  Net income                                                      3,491                                                       3,491

  Change in unrealized gain (loss)
  on securities available for sale,
  net of deferred taxes                                                                                2,694                  2,694
                                                                                                                          ---------
Total comprehensive income                                                                                                    6,185
Cash dividends declared                                          (1,030)                                                     (1,030)
Common stock released by ESOP trust                      188                    139                                             327

Common stock earned by participants of
  recognition and retention plan trust,
  including tax benefit                                   11                                105                                 116

Treasury stock acquired at cost                                                                                                   0
Stock options exercised                                    5                                                          34         39
                                            ------- --------  ---------  ----------   ---------   ----------   ---------  ---------
Balance, March 31, 2001                     $ 7,381 $ 69,435  $  80,424  $   (1,928)  $  (2,482)  $      401   $ (20,552) $ 132,679
                                            ======= ========  =========  ==========   =========   ==========   =========  =========


                See Notes to Consolidated Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Dollars in thousands)

                                                                                                     For the Three
                                                                                                         Months
                                                                                                     Ended March 31,
                                                                                         ---------------------------------
                                                                                            2001                   2000
                                                                                         ----------             ----------
Cash Flows from Operating Activities:
Net income                                                                               $    3,491             $    2,955

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            1,626                  1,675
     Provision for loan losses                                                                  714                    481
     Noncash compensation expense                                                               385                    322
     Loss (Gain) on sale of assets                                                                6                    (61)
     Loss on sale of investments                                                                  8                      0
     Amortization of premium/discount on                                                        (34)                    18
     investments
     Current provision for deferred income taxes                                                349                      0
     FHLB stock dividends                                                                      (111)                  (104)
     Net change in loans held for sale                                                       (3,349)                 3,851
     Other, net                                                                               1,697                    587
                                                                                         ----------             ----------
Net Cash Provided by Operating Activities                                                     4,782                  9,724
                                                                                         ----------             ----------

Cash Flows From Investing Activities:
     Activity in available for sale securities:
       Sales                                                                                 75,723                      0
       Maturities, prepayments and calls                                                      5,847                  9,575
     Activity in held to maturity  securities:
       Maturities, prepayments and calls                                                      3,237                  2,069
       Purchases                                                                             (9,120)                     0
     Decrease (increase) in loans receivable, net                                             1,841                (35,691)
     Proceeds from sale of premises and equipment                                                 0                    113
     Purchases of premises and equipment                                                       (148)                  (280)
     Proceeds from disposition of real estate owned                                             515                    385
                                                                                         ----------             ----------
Net Cash (Used In) Provided By Investing Activities                                          77,895                (23,829)
                                                                                         ----------             ----------

Cash Flows From Financing Activities:
     Increase (decrease) in deposits                                                         53,074                 38,838
     Net change in repurchase agreements                                                      3,798                      0
     Net change in short-term borrowings                                                    (52,000)               (26,800)
     Repayments of long-term debt                                                           (13,678)                (2,303)
     Dividends paid to shareholders                                                          (1,022)                  (959)
     Proceeds from sale of treasury stock for stock options excercised                           39                      0
     Payments to repurchase common stock                                                          0                   (297)
                                                                                         ----------             ----------
Net Cash Provided by (Used In) Financing  Activities                                         (9,789)                 8,479
                                                                                         ----------             ----------

Net (Decrease) Increase In Cash and Cash Equivalents                                         72,888                 (5,626)
Cash and Cash Equivalents at Beginning of Period                                             34,541                 47,713
                                                                                         ----------             ----------
Cash and Cash Equivalents at End of Period                                               $  107,429             $   42,087
                                                                                         ==========             ==========
Supplemental Schedule of Noncash Activities:
     Acquisition of real estate in settlement of loans                                   $      341             $      256
                                                                                         ==========             ==========

Supplemental Disclosures:
Cash paid for:
     Interest on deposits and borrowings                                                 $   15,007             $   14,497
                                                                                         ==========             ==========
     Income taxes                                                                        $      300             $       30
                                                                                         ==========             ==========
     Income tax refunds                                                                  $        -             $        -
                                                                                         ==========             ==========

         See Notes to Consolidated Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (unaudited)



   1.  Summary of Significant Accounting Policies


   Basis of Financial Statement Presentation

   The accompanying consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


   Business

   The principal business of IBERIABANK Corporation (the "Company") is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), headquartered in Lafayette, Louisiana. The Bank operates 41 offices in its market areas located in south central Louisiana, northeast Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank offers discount brokerage services through its wholly owned subsidiary, Iberia Financial Services, LLC. The Bank also provides insurance services to its clients through IBERIABANK Insurance Services, LLC, a joint venture between the Bank and Burch, Marcus, Pool, Krupp, Daniel & Babineaux, Inc.

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


   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBERIABANK, as well as all of the Bank's subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   2.  Loans Receivable


   Loans receivable at March 31, 2001 and December 31, 2000 consisted of the following:

                                                  March 31,    December 31,
   ($000)                                           2001           2000
   ------------------------------------------------------------------------

   Residential mortgage loans:
          Residential 1-4 family                 $  270,622      $  279,193
          Construction                                5,118           7,482
                                                 ----------      ----------
            Total residential mortgage loans        275,740         286,675
                                                 ----------      ----------
   Commercial loans:
          Business                                   81,289          78,986
          Real estate                               199,283         196,479
                                                 ----------      ----------
            Total commercial loans                  280,572         275,465
                                                 ----------      ----------
   Consumer loans:
          Home equity                               108,339         108,070
          Automobile                                 25,446          25,297
          Indirect automobile                       209,260         205,143
          Credit card loans                           9,191           9,559
          Other                                      29,174          30,316
                                                 ----------      ----------
            Total consumer loans                    381,410         378,385
                                                 ----------      ----------

            Total loans receivable               $  937,722      $  940,525
                                                 ==========      ==========


   3.  Earnings Per Share

   Basic earnings per share were based on 5,873,500 weighted average shares outstanding during the three month period ended March 31, 2001. Diluted earnings per share were based on 6,126,465 weighted average shares outstanding during the three month period ended March 31, 2001. For the three months ended March 31, 2001, the weighted average number of common shares outstanding excludes (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 199,694; (b) the weighted average shares owned by the Management Recognition Plan and Trust of 185,798 and (c) the weighted average shares purchased in Treasury Stock of 1,121,678.

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


   CHANGES IN FINANCIAL CONDITION
   ------------------------------

   General   --   At March 31, 2001, the consolidated assets of the Company
   totaled $1.4 billion, a decrease of $3.5 million, or 0.2%, from December 31, 2000. The following discussion describes the major changes in the Company's financial condition during the first quarter of the year.

   Cash and Cash Equivalents   --   Interest-bearing deposits at other
   institutions increased $75.2 million, or 2,957.9%, to $77.7 million at March
   31, 2001, compared to $2.5 million at December 31, 2000.   Such increase was
   due primarily to increased liquidity as a result of deposit growth and the sale of investment securities detailed below.

   Investment Securities Available for Sale -- The Company's investment securities available for sale decreased $77.3 million, or 28.8%, to $190.9 million at March 31, 2001, compared to $268.2 million at December 31, 2000. The decrease was due to sales of investment securities of $75.7 million and prepayments and maturities totaling $5.8 million, which was partially offset by an increase of $4.1 million in the market value of such securities. During the first quarter of 2001, a favorable rate environment provided the opportunity to reduce market risk by selling securities from the Company's portfolio at a minimal loss. A portion of the funds generated through these sales were used to reduce borrowings and purchase municipal and short-term corporate securities. Excess funds are invested overnight and will be used to fund future loan growth and other purchases of securities. The Company will continue to monitor market conditions for additional opportunities.

   Investment Securities Held to Maturity   --   The Company's investment
   securities held to maturity increased $5.9 million, or 7.7%, to $82.2 million at March 31, 2001, compared to $76.3 million at December 31, 2000. This increase was the result of purchases of $9.1 million, which was partially offset by prepayments and maturities of $3.2 million.

   Loans Held for Sale   --   Loans held for sale increased $3.3 million, or
   100.1%, to $6.7 million at March 31, 2001 compared to $3.3 million at December 31, 2000. This group of loans has normally been fixed rate single-family residential mortgage loans to be sold in the secondary market. The increase was largely attributable to increased demand by consumers for fixed
   rate loans in the current rate environment.   In most cases, loans in this
   category are sold within thirty days.

   Loans Receivable -- Loans, net of unearned income, decreased $2.8 million, or 0.3%, to $937.7 million at March 31, 2001 compared to $940.5 million at December 31, 2000. Such decrease was primarily the result of a $10.9 million, or 3.8%, reduction in residential mortgage loans. In addition to normal mortgage paydowns, there was greater demand by customers for fixed rates on both new and refinanced mortgage loans. These loans are transferred from the portfolio into loans held for sale. This decrease was partially offset by growth in commercial loans of $5.1 million, or 1.9%, and growth in consumer loans of $3.0 million, or 0.8%. The Company's loan to deposit ratio at March 31, 2001 was 78.4% compared to 82.3% at December 31, 2000.

   Deposits -- Deposits increased $53.1 million, or 4.6%, to $1.2 billion at March 31, 2001, compared to $1.1 billion at December 31, 2000. The increase in deposits is believed to have been largely due to normal cyclical increases in the first quarter of the year related to income taxes in combination with the result of increased calling efforts and development of customer relationships. All deposit categories increased during the first quarter of the year. Deposit growth consisted of the following: a $19.9 million increase in savings and money market deposit account balances, a $13.8 million increase in time deposits, a $10.4 million increase in interest-bearing checking accounts, a $4.3 million increase in noninterest-bearing checking accounts, and a $4.7 million increase in other deposit accounts.

   Short-term Borrowings   --   The Company's short-term borrowings decreased
   $52.0 million, or 96.3%, to $2.0 million at March 31, 2001, compared to $54.0 million at December 31, 2000. The decrease in short-term borrowings was the result of the repayment of $54.0 million of Federal Home Loan Bank short term advances with a duration of one month or less, which was partially offset by a $2.0 million loan advance from SunTrust Bank. The decrease in short-term advances was primarily the result of funding from deposit growth and sales of investment securities.

   Securities Sold Under Agreements to Repurchase (Repo) -- Repos represent a new cash management tool offered by the Company during the first quarter of 2001 to corporate customers and provide an additional source of liquidity for the Company. Funds in this category are collateralized by specific securities owned by the Company. At March 31, 2001, the Company's Repo balance was $3.8 million.

   Long-term Borrowings   --   Long-term debt decreased $13.7 million, or 22.5%,
   to $47.2 million at March 31, 2001, compared to $60.8 million at December 31, 2000. The decrease in long-term debt was due to the maturity of the Union Planters Bank line of credit debt of $9.2 million during the current quarter and normal amortization payments on Federal Home Loan Bank long-term advances.

   Shareholders' Equity   --   Total shareholders' equity increased $5.6
   million, or 4.4%, to $132.7 million at March 31, 2001, compared to $127.0 million at December 31, 2000. The increase was the result of the Company's net income of $3.5 million, a $2.7 million increase in accumulated other comprehensive income, after taxes, $327,000 of common stock released by the ESOP trust, $116,000 of common stock earned by participants in the Recognition and Retention Plan, and $39,000 from the sale of treasury stock for stock options exercised. Such increases were partially offset by cash dividends of $1.0 million declared on common stock.


   RESULTS OF OPERATIONS
   ---------------------

   General -- The Company reported net income of $3.5 million for the three months ended March 31, 2001, compared to $3.0 million earned during the three months ended March 31, 2000, an increase of $536,000, or 18.1%. The Company's net interest income increased $386,000 and noninterest income increased $64,000 for the same period. The provision for loan losses increased by $233,000, noninterest expense decreased $623,000 and income tax expense increased $304,000 during the three months ended March 31, 2001 compared to the first quarter of 2000.

   Net Interest Income -- Net interest income increased $386,000, or 3.1%, to $12.8 million for the three months ended March 31, 2001, compared to $12.4 million for the three months ended March 31, 2000. The increase was due to a $1.1 million, or 4.6% increase in interest income, which was offset by a $746,000, or 6.1% increase in interest expense. The increase in interest income was the result of a $27.1 million, or 2.2%, increase in the average balance of earning assets, together with a 24 basis point increase in the yield earned on earning assets. The increase in interest expense was the result of a 32 basis point increase in the cost of interest-bearing liabilities, which was partially offset by a $525,000, or 0.1%, decrease in the average balance of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 3.30% and 3.95%, respectively, during the three months ended March 31, 2001, compared to 3.38% and 3.90%, respectively, for the comparable period in 2000.

   Table 1 presents average balance sheets, net interest income and average interest rates for the quarterly periods ended March 31, 2001 and 2000.

TABLE 1:
Average Balances, Net Interest Income and Interest Yields / Rates

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate,
(iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                                                 Three Months Ended March 31,
                                                      ------------------------------------------------------------------------------
                                                                     2001                                      2000
                                                      --------------------------------------  --------------------------------------
                                                                                   Average                                  Average
                                                         Average                    Yield/      Average                      Yield/
(Dollars in thousands)                                   Balance       Interest     Rate(1)     Balance      Interest       Rate(1)
-------------------------------------------------------------------------------------------   --------------------------------------
Earning assets:
   Loans receivable:
      Mortgage loans                                   $  283,034     $    5,556     7.85%     $  274,799     $ 5,385        7.84%
      Commercial loans                                    275,082          6,111     8.89         243,159       5,507        8.96
      Consumer and other loans                            376,713          8,538     9.19         337,800       7,412        8.83
                                                       ----------     ----------               ----------     -------
         Total Loans                                      934,829         20,205     8.70         855,758      18,304        8.55
                                                       ----------     ----------               ----------     -------
Loans Held for Sale                                         3,663             63     6.88           2,742          54        7.88
Investment securities                                     320,611          5,147     6.42         398,006       6,242        6.27
Other earning assets                                       29,180            372     5.17           4,662          55        4.74
                                                       ----------     ----------               ----------     -------
   Total earning assets                                 1,288,283         25,787     8.05       1,261,168      24,655        7.81
                                                                      ----------                              -------
Less:  Allowance for Loan Losses                          (10,191)                                 (8,765)
Nonearning assets                                          99,860                                 102,185
                                                       ----------                              ----------
   Total assets                                        $1,377,952                              $1,354,588
                                                       ==========                              ==========

Interest-bearing liabilities:
   Deposits:
      Demand deposits                                  $  264,733          1,620     2.48      $  251,113       1,426        2.28
      Savings deposits                                    193,338          1,703     3.57         178,039       1,591        3.59
      Certificates of deposits                            576,876          8,420     5.92         577,336       7,611        5.30
                                                       ----------     ----------               ----------     -------
         Total deposits                                 1,034,947         11,743     4.60       1,006,488      10,628        4.25
Borrowings                                                 74,722          1,260     6.75         105,670       1,656        6.20
Repurchase agreements                                       1,964             27     5.50               0           0        0.00
                                                       ----------     ----------               ----------     -------
      Total interest-bearing liabilities                1,111,633         13,030     4.75       1,112,158      12,284        4.43
                                                                      ----------                              -------
Noninterest-bearing demand deposits                       126,046                                 116,002
Noninterest-bearing liabilities                            10,058                                  10,548
                                                       ----------                              ----------
         Total liabilities                              1,247,737                               1,238,708
Shareholders' Equity                                      130,215                                 115,880
                                                       ----------                              ----------
         Total liabilities and shareholders' equity    $1,377,952                              $1,354,588
                                                       ==========                              ==========
Net earning assets                                     $  176,650                              $  149,010
                                                       ==========                              ==========
Net interest spread                                                   $   12,757     3.30%                    $12,371        3.38%
                                                                      ==========     ====                     =======        ====
Net interest margin                                                                  3.95%                                   3.90%
                                                                                     ====                                    ====
Ratio of average earning assets to
   average interest-bearing liabilities                    115.89%                                 113.40%
                                                       ==========                              ==========

_________________________
(1) Annualized

   Interest Income -- The Company's total interest income was $25.8 million for the three months ended March 31, 2001, compared to $24.7 million for the three months ended March 31, 2000. The reason for the $1.1 million, or 4.6%, increase in interest income was a $1.9 million, or 10.4%, increase in interest income from loans and a $317,000, or 576.4%, increase in interest on deposits held at other institutions, which was partially offset by a $1.1 million, or 17.5%, decrease in interest and dividends on investment securities. The increase in interest income from loans was the result of a $79.1 million, or 9.2%, increase in the average balance of loans, together with a 15 basis point increase in the yield earned thereon. The decrease in interest income from investment securities was the result of a $77.4 million, or 19.4%, decrease in the average balance of investment securities, which was partially offset by a 15 basis point increase in the yield earned thereon. The increase in interest from deposits at other institutions was the result of a $24.5 million, or 525.9%, increase in the average balance of deposits at other institutions, together with a 43 basis point increase in the yield earned thereon.

   Interest Expense -- The Company's total interest expense was $13.0 million during the three months ended March 31, 2001, compared to $12.3 million for the three months ended March 31, 2000. The reason for the $746,000, or 6.1%, increase in total interest expense was due to a $1.1 million, or 10.5%, increase in interest expense on deposits as a result of a $28.5 million, or 2.8%, increase in the average balance of interest-bearing deposits, together with a 35 basis point increase in the cost of such deposits, which was partially offset by a $396,000, or 23.9%, decrease in interest expense on borrowings as a result of a $30.9 million, or 29.3%, decrease in the average balance of borrowings, which was partially offset by a 55 basis point increase in the cost of such borrowings.

   Provision For Loan Losses -- The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of various factors, including historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $714,000 for the three months ended March 31, 2001 as compared to $481,000 for the same period in 2000. The higher provision is attributable to loan growth and changes in the mix of loans from period to period. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.10% at March 31, 2001, compared to 1.02% at March 31, 2000.

   Nonperforming assets, consisting of nonaccruing loans, accruing loans more than 90 days past due and foreclosed property, amounted to $9.0 million, or 0.65% of total assets at March 31, 2001, compared to $8.0 million, or 0.57% of total assets at December 31, 2000. The higher level of nonperforming loans was due to an increase in debt to a single credit relationship, which has been nonperforming and is in bankruptcy. The additional loan was structured as debtor-in-possession financing and was made to finance the purchase of a building to improve the Company's collateral position on the existing obligation. If the property is not sold by a date set by the court, the Company will take the property over through the foreclosure process and pursue its sale directly. Without consideration of this nonperforming loan, total nonperforming assets would have declined during the quarter. As of March 31, 2001, the ratio of the Company's allowance for loan losses to nonperforming loans was 118.1%, compared to 135.8% at December 31, 2000.

   Noninterest Income -- Noninterest income increased $64,000, or 2.0%, remaining relatively stable at $3.2 million for each of the three months ended March 31, 2001 and 2000. The increase was due primarily to a $258,000 increase in gains on the sale of mortgage loans in the secondary market and a $49,000, or 16.3%, increase in ATM fee income, both of which were partially offset by a decrease in brokerage fees of $91,000 and $109,000 in all other noninterest income. Additionally, the first quarter of 2000 included a $43,000 gain on the sale of property.

   Noninterest Expense -- Noninterest expense decreased $623,000, or 6.0%, for the three months ended March 31, 2001, to $9.7 million, compared to $10.3 million for the three months ended March 31, 2000. Such decrease was due in part to the reduction of $314,000 in salaries and employee benefits due primarily to a reduction of full-time equivalent employees and an increase in deferred expense associated with loan origination. This was partially offset by an increase of $117,000 in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock. Additional decreases of $90,000 in communication and delivery expense, $96,000 in marketing and business development, and $191,000 in all other miscellaneous noninterest expenses reflects management's continued emphasis on controlling discretionary expenses. Other expense decreases included $69,000 in the franchise and share tax assessment and $30,000 in the amortization of goodwill and acquisition intangibles. These decreases were offset in part by increases of $38,000 in printing, stationery and supplies and $12,000 in occupancy and equipment.

   Income Tax Expense -- Income tax expense increased $304,000, or 17.4%, for the three months ended March 31, 2001 to $2.1 million, compared to $1.8 million for the three months ended March 31, 2000. The increase in income tax expense was due primarily to the increase in income before income taxes. The effective tax rate for the quarters ended March 31, 2001 and 2000 was 37.1% and 37.2%, respectively.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At March 31, 2001, the Company had $47.2 million in outstanding advances from the Federal Home Loan Bank of Dallas and $2.0 million in outstanding debt from SunTrust Bank.

   Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At March 31, 2001, the total approved loan commitments outstanding amounted to $12.8 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $140.9 million. Certificates of deposit scheduled to mature in twelve months or less at March 31, 2001 totaled $447.0 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

   At March 31, 2001, the Company and the Bank had regulatory capital which was in excess of regulatory requirements. The current requirements and the Company's actual levels as of March 31, 2001 are detailed below (dollars in thousands):


                             Required  Capital        Actual   Capital
                             ------------------      ------------------
                              Amount   Percent        Amount   Percent
                             --------  --------      --------  --------

     Tier 1 Leverage          $53,598     4.00%      $ 94,269     7.04%

     Tier 1 Risk-Based        $35,554     4.00%      $ 94,269    10.61%

     Total Risk-Based         $71,107     8.00%      $104,601    11.77%

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2001. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

PART II.      OTHER INFORMATION


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


                                      IBERIABANK Corporation


Date:  May 15,  2001            By:   /s/ Daryl G. Byrd
       -------------                ------------------------
                                    Daryl G. Byrd
                                    President and Chief Executive Officer



Date:  May  15,  2001           By:   /s/    Marilyn W. Burch
       --------------               --------------------------
                                    Marilyn W. Burch
                                    Executive Vice President and Chief Financial
                                    Officer