Form 10-Q
period 2001-06-30
IBERIABANK CORP
filed 2001-08-14
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


                         Commission File Number 0-25756


                             IBERIABANK Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                            72-1280718
---------------------------------------                   ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

      1101 East Admiral Doyle Drive
        New Iberia, Louisiana                                     70560
---------------------------------------                   ----------------------
(Address of principal executive office)                         (Zip Code)


                                (337) 267-4458
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X      No ____
                                            ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


The Registrant had 6,276,974 shares of common stock, $1.00 par value, which were issued and outstanding as of August 6, 2001.

                     IBERIABANK CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

Part I.    Financial Information                                             Page
-------    ---------------------                                             ----
Item 1.    Financial Statements

           Consolidated Balance Sheets                                           3
           (As of June 30, 2001 and December 31, 2000)

           Consolidated Statements of Income                                     4
           (For the three and six months ended June 30, 2001 and 2000)

           Consolidated Statements of Shareholders' Equity                       5
           (For the six months ended June 30, 2001 and 2000)

           Consolidated Statements of Cash Flows                                 6
           (For the six months ended June 30, 2001 and 2000)

           Notes to Consolidated Financial Statements                            7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           17


Part II.   Other Information
--------   -----------------

Item 1.    Legal Proceedings                                                    18

Item 2.    Changes in Securities and Use of Proceeds                            18

Item 3.    Defaults Upon Senior Securities                                      18

Item 4.    Submission of Matters to a Vote of Security Holders                  18

Item 5.    Other Information                                                    19

Item 6.    Exhibits and Reports on Form 8-K                                     19

Signatures                                                                      20

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                            (Dollars in thousands)

                                                                                         June 30,      December 31,
                                                                                           2001           2000
                                                                                      -------------   ------------
Assets

Cash and due from banks                                                               $      31,535   $     32,000
Interest-bearing deposits in banks                                                           92,653          2,541
                                                                                      -------------   ------------
       Total cash and cash equivalents                                                      124,188         34,541
Investment securities:
    Available for sale, at fair value                                                       200,081        268,223
    Held to maturity (fair value of $73,995 and $75,940, respectively)                       73,837         76,322
Federal Home Loan Bank stock, at cost                                                         5,508          7,997
Loans held for sale                                                                          18,070          3,347
Loans, net of unearned income                                                               945,089        940,525
Allowance for loan losses                                                                    (9,906)       (10,239)
                                                                                      -------------   ------------
       Loans, net                                                                           935,183        930,286
Accrued interest receivable                                                                   8,029          9,142
Premises and equipment, net                                                                  20,619         21,465
Goodwill and acquisition intangibles                                                         37,206         38,796
Other assets                                                                                 12,190          6,043
                                                                                      -------------   ------------
Total Assets                                                                          $   1,434,911   $  1,396,162
                                                                                      =============   ============

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing                                                               $     146,866   $    129,468
    Interest-bearing                                                                      1,090,839      1,013,719
                                                                                      -------------   ------------
       Total deposits                                                                     1,237,705      1,143,187
Short-term borrowings                                                                             -         54,000
Securities sold under agreements to repurchase                                                5,692              -
Accrued interest payable                                                                      3,674          5,480
Long-term debt                                                                               46,926         60,843
Other liabilities                                                                             5,644          5,610
                                                                                      -------------   ------------
Total Liabilities                                                                         1,299,641      1,269,120
                                                                                      -------------   ------------

Shareholders' Equity:
Preferred stock of $1 par value; 5,000,000 shares authorized;
  -0- shares issued                                                                               -              -
Common stock of $1 par value; 25,000,000 shares authorized;
  7,380,671 shares issued                                                                     7,381          7,381
Additional paid-in capital                                                                   69,715         69,231
Retained earnings                                                                            82,982         77,963
Unearned common stock held by ESOP                                                           (1,790)        (2,067)
Unearned common stock held by RRP trust                                                      (2,373)        (2,587)
Accumulated other comprehensive income                                                           65         (2,293)
Treasury stock, at cost, 1,114,187 and 1,121,934 shares                                     (20,710)       (20,586)
                                                                                      -------------   ------------
Total Shareholders' Equity                                                                  135,270        127,042
                                                                                      -------------   ------------
Total Liabilities and Shareholders' Equity                                            $   1,434,911   $  1,396,162
                                                                                      =============   ============

                                                                               3
                See Notes to Consolidated Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                 (Dollars in thousands, except per share data)

                                                                For the Three Months                  For the Six Months
                                                                   Ended June 30,                        Ended June 30,
                                                        -----------------------------------    ----------------------------------
                                                             2001               2000                2001               2000
                                                        ---------------    ----------------    ---------------    ---------------
Interest and Dividend Income:
    Loans, including fees                                 $     20,361       $      19,595       $     40,566       $     37,899
    Loans held for sale, including fees                            198                  13                261                 67
    Investment securities:
       Taxable interest and dividends                            4,361               6,138              9,468             12,358
       Tax-exempt interest                                          75                  21                115                 43
    Interest-bearing demand deposits                               856                  76              1,228                131
                                                        ---------------    ----------------    ---------------    ---------------
Total interest and dividend income                              25,851              25,843             51,638             50,498
                                                        ---------------    ----------------    ---------------    ---------------
Interest Expense:
    Deposits                                                    11,437              10,853             23,180             21,481
    Short-term borrowings                                           20               1,228                461              2,042
    Securities sold under agreements to repurchase                  53                   -                 80                  -
    Long-term debt                                                 804                 802              1,623              1,644
                                                        ---------------    ----------------    ---------------    ---------------
Total interest expense                                          12,314              12,883             25,344             25,167
                                                        ---------------    ----------------    ---------------    ---------------
Net interest income                                             13,537              12,960             26,294             25,331
Provision for loan losses                                          896                 604              1,610              1,085
                                                        ---------------    ----------------    ---------------    ---------------
Net interest income after provision for loan losses             12,641              12,356             24,684             24,246
                                                        ---------------    ----------------    ---------------    ---------------
Noninterest Income:
    Service charges on deposit accounts                          2,055               1,982              4,024              3,956
    ATM fee income                                                 373                 329                723                630
    Gain on sale of loans, net                                     623                  49                890                 58
    Gain on sale of property                                         -                  24                  -                 67
    Gain on sale of investments, net                               123                   -                115                  -
    Other income                                                   543                 720              1,188              1,552
                                                        ---------------    ----------------    ---------------    ---------------
Total noninterest income                                         3,717               3,104              6,940              6,263
                                                        ---------------    ----------------    ---------------    ---------------
Noninterest Expense:
    Salaries and employee benefits                               5,426               4,873             10,256              9,900
    Occupancy and equipment                                      1,401               1,385              2,777              2,749
    Amortization of acquisition intangibles                        792                 820              1,590              1,648
    Franchise and shares tax                                       367                 407                645                754
    Communication and delivery                                     625                 625              1,241              1,331
    Marketing and business development                             276                 341                504                665
    Data processing                                                310                 312                615                628
    Printing, stationery and supplies                              187                 217                392                384
    Other expenses                                               1,271               1,502              2,354              2,765
                                                        ---------------    ----------------    ---------------    ---------------
Total noninterest expense                                       10,655              10,482             20,374             20,824
                                                        ---------------    ----------------    ---------------    ---------------
Income before income tax expense                                 5,703               4,978             11,250              9,685
Income tax expense                                               2,116               1,858              4,172              3,610
                                                        ---------------    ----------------    ---------------    ---------------
Net Income                                                $      3,587       $       3,120       $      7,078       $      6,075
                                                        ===============    ================    ===============    ===============
Earnings per share - basic                                $       0.61       $        0.51       $       1.20       $       1.00
                                                        ===============    ================    ===============    ===============
Earnings per share - diluted                              $       0.58       $        0.51       $       1.15       $       1.00
                                                        ===============    ================    ===============    ===============

                See Notes to Consolidated Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
                            (Dollars in thousands)

                                                                                               Unearned
                                                                                   Unearned    Common     Accumulated
                                                            Additional              Common      Stock       Other
                                                  Common     Paid In   Retained   Stock Held   Held By   Comprehensive  Treasury
                                                  Stock      Capital   Earnings    By ESOP    RRP Trust     Income        Stock
                                                ----------- ---------- ---------- ----------- ---------- ------------- ------------
Balance, December 31, 1999                       $   7,381    $68,749    $69,065   $  (2,649)  $ (3,024)  $    (7,124)   $ (15,209)

Comprehensive income:
     Net income                                                            6,075

     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                                                                                     (2,050)
Total comprehensive income
Cash dividends declared                                                   (2,008)
Common stock released by ESOP trust                               113                    296

Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                         26                               274

Common stock purchased by RRP trust                               128                              (128)
Compensation expense on stock option plans                         33
Treasury stock acquired at cost, 62,500 shares                                                                                (879)
                                                ----------- ---------- ---------- ----------- ---------- ------------- ------------
Balance, June 30, 2000                           $   7,381    $69,049    $73,132   $  (2,353)  $ (2,878)  $    (9,174)   $ (16,088)
                                                =========== ========== ========== =========== ========== ============= ============


Balance, December 31, 2000                       $   7,381    $69,231    $77,963   $  (2,067)  $ (2,587)  $    (2,293)   $ (20,586)

Comprehensive income:
     Net income                                                            7,078

     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                                                                                      2,358

Total comprehensive income
Cash dividends declared                                                   (2,059)
Common stock released by ESOP trust                               414                    277

Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                         22                               214

Treasury stock acquired at cost, 23,372 shares                                                                                (583)
Stock options exercised                                            48                                                          459
                                                ----------- ---------- ---------- ----------- ---------- ------------- ------------
Balance, June 30, 2001                           $   7,381    $69,715    $82,982   $  (1,790)  $ (2,373)  $        65    $ (20,710)
                                                =========== ========== ========== =========== ========== ============= ============
                                                    Total
                                                 Shareholders'
                                                    Equity
                                                --------------
Balance, December 31, 1999                       $    117,189

Comprehensive income:
     Net income                                         6,075
     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                             (2,050)
                                                --------------
Total comprehensive income                              4,025
Cash dividends declared                                (2,008)
Common stock released by ESOP trust                       409

Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                300

Common stock purchased by RRP trust                         -
Compensation expense on stock option plans                 33
Treasury stock acquired at cost, 62,500 shares           (879)
                                                --------------
Balance, June 30, 2000                           $    119,069
                                                ==============



Balance, December 31, 2000                       $    127,042

Comprehensive income:
     Net income                                         7,078

     Change in unrealized gain (loss)
     on securities available for sale,
     net of deferred taxes                              2,358
                                                --------------

Total comprehensive income                              9,436
Cash dividends declared                                (2,059)
Common stock released by ESOP trust                       691

Common stock earned by participants of
     recognition and retention plan trust,
     including tax benefit                                236

Treasury stock acquired at cost, 23,372 shares           (583)
Stock options exercised                                   507
                                                --------------
Balance, June 30, 2001                           $    135,270
                                                ==============

                See Notes to Consolidated Financial Statements

                     IBERIABANK CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Dollars in thousands)

                                                                                                     For the Six Months
                                                                                                       Ended June 30,
                                                                                            ----------------------------------
                                                                                                2001                   2000
                                                                                            -------------         ------------
Cash Flows from Operating Activities:
Net income                                                                                    $   7,078               $  6,075

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                               3,251                  3,370
      Provision for loan losses                                                                   1,610                  1,085
      Noncash compensation expense                                                                  816                    645
      Loss (Gain) on sale of assets                                                                  28                    (93)
      Gain on sale of investments                                                                  (115)                     -
      Amortization of premium/discount on investments                                                86                     33
      Current provision for deferred income taxes                                                   349                      -
      FHLB stock dividends                                                                         (184)                  (326)
      Net change in loans held for sale                                                         (22,968)                 4,493
      Restructuring                                                                                   -                   (115)
      Other, net                                                                                   (746)                  (460)
                                                                                         --------------         --------------
Net Cash Provided by Operating Activities                                                       (10,795)                14,707
                                                                                         --------------         --------------

Cash Flows From Investing Activities:
      Activity in available for sale securities:
           Sales                                                                                 80,851                      -
           Maturities, prepayments and calls                                                     19,725                 21,046
           Purchases                                                                            (28,459)                     -
      Activity in held to maturity securities:
           Maturities, prepayments and calls                                                      8,347                  4,374
           Purchases                                                                             (5,980)                     -
      Increase in loans receivable, net                                                          (7,239)               (97,007)
      Proceeds from sale of premises and equipment                                                    -                  1,823
      Purchases of premises and equipment                                                          (457)                  (438)
      Proceeds from FHLB stock redemption                                                         2,673                      -
      Purchases of FHLB Stock                                                                         -                   (594)
      Proceeds from disposition of real estate owned                                                760                    756
                                                                                         --------------         --------------
Net Cash (Used In) Provided By Investing Activities                                              70,221                (70,040)
                                                                                         --------------         --------------

Cash Flows From Financing Activities:
      Increase in deposits                                                                       94,518                 29,132
      Increase in repurchase agreements                                                           5,692                      -
      Net change in short-term borrowings                                                       (54,000)                 4,400
      Issuance of long term debt                                                                      -                 15,000
      Repayments of long-term debt                                                              (13,917)                (2,107)
      Dividends paid to shareholders                                                             (1,996)                (1,912)
      Proceeds from sale of treasury stock for stock options exercised                              124                      -
      Payments to repurchase common stock                                                          (200)                  (879)
                                                                                         --------------         --------------
Net Cash Provided by Financing Activities                                                        30,221                 43,634
                                                                                         --------------         --------------

Net Increase (Decrease) In Cash and Cash Equivalents                                             89,647                (11,699)
Cash and Cash Equivalents at Beginning of Period                                                 34,541                 47,713
                                                                                         --------------         --------------
Cash and Cash Equivalents at End of Period                                                    $ 124,188               $ 36,014
                                                                                         ==============         ==============
Supplemental Schedule of Noncash Activities:
      Acquisition of real estate in settlement of loans                                       $     732               $    703
                                                                                         ==============         ==============
      Exercise of stock options with payment in company stock                                 $     383               $      -
                                                                                         ==============         ==============

Supplemental Disclosures:
Cash paid (received) for:
      Interest on deposits and borrowings                                                     $  27,417               $ 27,290
                                                                                         ==============         ==============
      Income taxes                                                                            $   4,000               $  3,680
                                                                                         ==============         ==============
      Income tax refunds                                                                      $       -               $      -
                                                                                         ==============         ==============

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

The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and to certain reserve requirements established by the Federal Reserve Board ("FRB"). As a Louisiana chartered commercial bank, deposits are insured by the FDIC to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBERIABANK, as well as all of the Bank's subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


2. Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method. The use of the pooling of interests method of accounting is no longer permissible. SFAS 141 also establishes criteria for the identification of acquired intangibles separate from goodwill and adds additional disclosure requirements.

In June 2001, the FASB also issued SFAS 142 Goodwill and Other Intangibles. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with definite lives will be amortized and that goodwill with indefinite lives will not be amortized, but rather will be tested at least annually for impairment.

The Company will adopt SFAS 142 for its fiscal year beginning January 1, 2002. Upon the adoption of SFAS 142, the company will no longer amortize the goodwill that resulted from business combinations initiated prior to SFAS 141, Business Combinations. The Company currently has $37.2 million in acquisition intangibles, principally goodwill, which arose from three prior business combinations. Amortization of goodwill for the year 2002 was projected to be $2.8 million before tax and $2.1 million after tax. The increase on diluted earnings per share for 2002 as a result of the discontinuance of the amortization of goodwill is estimated at $0.32 per share. The Company will evaluate goodwill under the SFAS 142 transitional impairment test and determine whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.


3. Loans Receivable

Loans receivable at June 30, 2001 and December 31, 2000 consisted of the following:

                                                June 30,  December 31,
($000)                                            2001       2000
----------------------------------------------------------------------
Residential mortgage loans:
  Residential 1-4 family                        $236,051   $279,193
  Construction                                     5,712      7,482
                                                --------   --------
    Total residential mortgage loans             241,763    286,675
                                                --------   --------
Commercial loans:
  Real estate                                    206,589    196,479
  Business                                        94,628     78,986
                                                --------   --------
    Total commercial loans                       301,217    275,465
                                                --------   --------
Consumer loans:
  Indirect automobile                            221,088    205,143
  Home equity                                    113,601    108,070
  Automobile                                      27,035     25,297
  Credit card loans                                9,770      9,559
  Other                                           30,615     30,316
                                                --------   --------
    Total consumer loans                         402,109    378,385
                                                --------   --------

    Total loans receivable                      $945,089   $940,525
                                                ========   ========


4. Earnings Per Share

For the three months ended June 30, 2001, basic earnings per share were based on 5,900,691 weighted average shares outstanding and diluted earnings per share were based on 6,197,371 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude:
(a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 185,862; (b) the weighted average shares owned by the Management Recognition Plan and Trust ("MRP") of 177,968; and (c) the weighted average shares purchased in Treasury Stock of 1,116,151.

For the six months ended June 30, 2001, basic earnings per share were based on 5,887,096 weighted average shares outstanding and diluted earnings per share were based on 6,161,918 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude:
(a)
the weighted average unreleased shares owned by the ESOP of 192,778; (b) the weighted average shares owned by the MRP of 181,883; and (c) the weighted average shares purchased in Treasury Stock of 1,118,914.


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


CHANGES IN FINANCIAL CONDITION
------------------------------

General -- At June 30, 2001, the consolidated assets of the Company totaled $1.4 billion, an increase of $38.7 million, or 2.8%, from December 31, 2000. The following discussion describes the major changes in the Company's financial condition during the first six months of the year.

Cash and Cash Equivalents -- Interest-bearing deposits at other institutions increased $90.1 million to $92.7 million at June 30, 2001, compared to $2.5 million at December 31, 2000. Such increase was due to increased liquidity largely as a result of deposit growth and the sale of investment securities detailed below.

Investment Securities Available for Sale -- The Company's investment securities available for sale decreased $68.1 million, or 25.4%, to $200.1 million at June 30, 2001, compared to $268.2 million at December 31, 2000. The decrease was due primarily to sales of investment securities of $80.9 million and prepayments and maturities totaling $19.7 million, which was partially offset by an increase of $3.6 million in the market value of such securities and purchases of investment securities of $28.5 million. During the first six months of 2001, a favorable rate environment provided the opportunity to reduce market risk by selling securities from the Company's portfolio. A portion of the funds generated through these sales was used to reduce borrowings and purchase other securities. Excess funds are invested overnight and will be used to fund future loan growth and additional purchases of securities. The Company will continue to monitor market conditions for additional opportunities.

Investment Securities Held to Maturity -- The Company's investment securities held to maturity decreased $2.5 million, or 3.3%, to $73.8 million at June 30, 2001, compared to $76.3 million at December 31, 2000. This decrease was the result of prepayments and maturities of $8.3 million, which was partially offset by purchases of $6.0 million.

Loans Held for Sale -- Loans held for sale increased $14.7 million, or 439.9%, to $18.1 million at June 30, 2001 compared to $3.3 million at December 31, 2000. This group of loans has normally been fixed rate single-family residential mortgage loans to be sold in the secondary market. The increase was largely attributable to increased demand by consumers for fixed rate loans in the current rate environment. In most cases, loans in this category are sold within thirty days.

Loans Receivable -- Loans, net of unearned income, increased $4.6 million, or 0.5%, to $945.1 million at June 30, 2001, compared to $940.5 million at December 31, 2000. This increase was primarily due to a growth in commercial loans of $25.8 million, or 9.3%, and growth in consumer loans of $23.7 million, or 6.3%, which was offset by a reduction in mortgage loans of $44.9 million, or 15.7%. The Company's loan to deposit ratio at June 30, 2001 was 76.4% compared to 82.3% at December 31, 2000.

The largest gains in commercial loan volume came from the New Orleans and South Central Louisiana markets. The growth was the result of the addition of a number of customers, with no customer representing a disproportionate percentage of the increase. Consumer loan increases were driven by indirect automobile loan growth of $15.9 million, with a continued focus on prime paper. Additional increases in other consumer loans came from across the state. Mortgage loan decreases were mainly the result of normal mortgage paydowns and the sale of new fixed rate loans. There continues to be greater demand by customers for fixed rates on both new and refinanced mortgage loans in the current rate environment. Additionally, as a result of pricing opportunities available in the secondary market and the high likelihood of refinancing in the fixed rate portfolio, a select group of mortgage loans totaling $15.4 million, which were originated as construction loans and previously held in the portfolio, were sold during the second quarter of 2001.

Other Assets -- The increase of $6.1 million, or 101.7%, in other assets at the end of June 2001 as compared to the end of last year, reflects the sale of mortgage loans on the last business day of the quarter amounting to $8.2 million for which the transfer of funds was delayed.

Deposits -- Deposits increased $94.5 million, or 8.3%, to $1.2 billion at June 30, 2001, compared to $1.1 billion at December 31, 2000. The increase in deposits reflects relatively balanced growth across all markets and deposit categories. It is believed to be the result of several factors including the development of customer relationships, continued calling efforts, opportunities in the public fund arena and clients shifting out of equity markets. All deposit categories increased during the first six months of the year. Deposit growth consisted of the following: a $14.0 million increase in noninterest-bearing checking accounts, a $30.8 million increase in interest-bearing checking accounts, a $25.0 million increase in savings and money market accounts, a $21.3 million increase in time deposits, and an increase of $3.4 million in other deposit accounts.

Short-term Borrowings -- Increased liquidity, primarily the result of funding from deposit growth and sales of investment securities, allowed the Company to pay off the $54.0 million balance in short-term borrowings outstanding as of December 31, 2000. This category was previously composed of FHLB short-term advances with a duration of one year or less.

Securities Sold Under Agreements to Repurchase (REPO) -- This instrument is a commercial cash management product first offered by the Bank at the beginning of this year and provides an additional source of liquidity for the Company. Funds in this category are swept daily from deposit accounts and collateralized by specific securities owned by the Bank. At June 30, 2001, the REPO balance was $5.7 million.

Long-term Borrowings -- Long-term debt decreased $13.9 million, or 22.9%, to $46.9 million at June 30, 2001, compared to $60.8 million at December 31, 2000. The Union Planters Bank line of credit debt, which amounted to $9.2 million at the end of the year 2000, was paid off during the first quarter of the year. Normal amortization payments on FHLB long-term advances accounted for the remaining decrease.

Shareholders' Equity -- Total shareholders' equity increased $8.2 million, or 6.5%, to $135.3 million at June 30, 2001, compared to $127.0 million at December 31, 2000. The increase was the result of the Company's net income of $7.1 million, a $2.4 million increase in accumulated other comprehensive income after taxes, $691,000 of common stock released by the ESOP trust, $236,000 of common stock earned by participants in the MRP, and $507,000 from the sale of treasury stock for stock options exercised. Such increases were partially offset by cash dividends of $2.1 million declared on common stock and by purchases of treasury stock of $583,000.


RESULTS OF OPERATIONS
---------------------

General -- The Company reported net income of $3.6 million for the three months ended June 30, 2001, compared to $3.1 million earned during the three months ended June 30, 2000, an increase of $467,000, or 15.0%. The Company's net interest income increased $577,000 and noninterest income increased $613,000 for the same period. The provision for loan losses increased by $292,000, noninterest expense increased $173,000 and income tax expense increased $258,000 during the three months ended June 30, 2001 compared to the second quarter of 2000.

For the six months ended June 30, 2001, the Company earned net income of $7.1 million compared to $6.1 million earned for the same period of 2000, an increase of $1.0 million, or 16.5%. The Company's net interest income increased $963,000 and noninterest income increased $677,000 for the same period. The provision for loan losses increased by $525,000, noninterest expense decreased $450,000 and income tax expense increased $562,000 when comparing the first six months of 2001 to the same period of 2000.


Net Interest Income -- Net interest income increased $577,000, or 4.5%, to $13.5 million for the three months ended June 30, 2001, compared to $13.0 million for the three months ended June 30, 2000. Interest income, which showed a small increase of $8,000, together with a $569,000, or 4.4%, decrease in interest expense, accounted for the change. The relatively flat interest income was the result of a $21.0 million, or 1.6%, increase in the average balance of earning assets, which was partially offset by a 13 basis point decrease in the yield earned on earning assets. The decrease in interest expense was the result of a $8.9 million, or 0.8% decrease in the average balance of interest-bearing liabilities, together with a 17 basis point decrease in the cost of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 3.44% and 4.09%, respectively, during the three months ended June 30, 2001, compared to 3.39% and 3.98%, respectively, for the comparable period in 2000.

For the six months ended June 30, 2001, net interest income increased $963,000, or 3.8%, to $26.3 million, compared to $25.3 million for the first six months of 2000. The increase was due to a $1.1 million, or 2.3% increase in interest income, which was offset by a $177,000, or 0.7% increase in interest expense. The increase in interest income was the result of a $24.0 million, or 1.9%, increase in the average balance of earning assets, together with a 5 basis point increase in the yield earned on earning assets. The increase in interest expense was the result of a 7 basis point increase in the cost of interest-bearing liabilities, which was partially offset by a $4.7 million, or 0.4.%, decrease in the average balance of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 3.37% and 4.02%, respectively, during the six months ended June 30, 2001, compared to 3.39% and 3.94%, respectively, for the comparable period in 2000.

Continued Federal Reserve rate reductions may exert downward pressure on net interest income due to the Company's current liquidity which has resulted in a moderately asset sensitive position in the near term. It is expected that loan volume and redeployment of a portion of these funds into investment securities with an expected duration from six months to one year will improve this sensitivity. In addition, a significant portion of the certificates of deposit portfolio will mature within the next six months and is expected to reprice at lower rates.

Table 1 presents average balance sheets, net interest income and average interest rates for the quarterly and six-month periods ended June 30, 2001 and 2000.

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

                                                                                Three Months Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                                     2001                                     2000
                                                   -----------------------------------------  ------------------------------------
                                                                                   Average                                Average
                                                      Average                       Yield/       Average                  Yield/
(Dollars in thousands)                                Balance        Interest       Rate(1)      Balance      Interest    Rate(1)
--------------------------------------------------------------------------------------------  ------------------------------------
Earning assets:
  Loans receivable:
    Mortgage loans                                  $    267,166    $   5,323       7.97 %     $   285,435    $  5,607     7.86 %
    Commercial loans                                     284,556        6,157       8.56           262,159       6,185     9.33
    Consumer and other loans                             392,765        8,881       9.07           358,466       7,803     8.75
                                                   --------------  -----------                -------------  ----------
        Total Loans                                      944,487       20,361       8.60           906,060      19,595     8.64
                                                   --------------  -----------                -------------  ----------
  Loans held for sale                                      9,695          198       8.17               633          13     8.21
  Investment securities                                  283,294        4,436       6.26           385,147       6,159     6.40
  Other earning assets                                    80,578          856       4.26             5,245          76     5.83
                                                   --------------  -----------                -------------  ----------
        Total earning assets                           1,318,054       25,851       7.83         1,297,085      25,843     7.96
                                                                   -----------                               ----------
  Allowance for Loan Losses                              (10,238)                                   (8,905)
Nonearning assets                                         98,989                                    94,570
                                                   --------------                             -------------
        Total assets                                $  1,406,805                               $ 1,382,750
                                                   ==============                             =============

Interest-bearing liabilities:
  Deposits:
    Demand deposits                                 $    281,123        1,536       2.19       $   251,205       1,455     2.33
    Savings deposits                                     204,773        1,485       2.91           188,960       1,714     3.65
    Certificates of deposits                             583,948        8,416       5.78           568,118       7,684     5.44
                                                   --------------  -----------                -------------  ----------
        Total deposits                                 1,069,844       11,437       4.29         1,008,283      10,853     4.33
  Borrowings                                              48,007          824       6.79           123,305       2,030     6.51
  Securities sold under agreements to repurchase           4,792           53       4.38                 0           0     0.00
                                                   --------------  -----------                -------------  ----------
        Total interest-bearing liabilities             1,122,643       12,314       4.40         1,131,588      12,883     4.57
                                                                   -----------                               ----------
Noninterest-bearing demand deposits                      139,838                                   122,513
Noninterest-bearing liabilities                           10,647                                    10,859
                                                   --------------                             -------------
        Total liabilities                              1,273,128                                 1,264,960
Shareholders' Equity                                     133,677                                   117,790
                                                   --------------                             -------------
        Total liabilities and shareholders' equity  $  1,406,805                               $ 1,382,750
                                                   ==============                             =============

Net earning assets                                  $    195,411                               $   165,497
                                                   ==============                             =============

Net interest spread                                                 $  13,537       3.44 %                    $ 12,960     3.39 %
                                                                   =========== ==========                    ========== ========

Net interest margin                                                                 4.09 %                                 3.98 %
                                                                               ==========                               ========

Ratio of average earning assets to
  average interest-bearing liabilities                    117.41 %                                  114.63 %
                                                   ==============                             =============
                                                                                  Six Months Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                                     2001                                     2000
                                                   -----------------------------------------  ------------------------------------
                                                                                   Average                                Average
                                                      Average                       Yield/       Average                  Yield/
(Dollars in thousands)                                Balance        Interest       Rate(1)      Balance      Interest    Rate(1)
--------------------------------------------------------------------------------------------  ------------------------------------
Earning assets:
  Loans receivable:
    Mortgage loans                                   $   275,057    $  10,879       7.91 %     $   279,367    $ 10,992     7.87 %
    Commercial loans                                     279,845       12,268       8.72           253,364      11,823     9.23
    Consumer and other loans                             384,783       17,419       9.13           348,317      15,084     8.71
                                                    -------------  -----------                -------------  ----------
        Total Loans                                      939,685       40,566       8.65           881,048      37,899     8.59
                                                    -------------  -----------                -------------  ----------

  Loans held for sale                                      6,696          261       7.80             1,688          67     7.94
  Investment securities                                  301,850        9,583       6.35           391,576      12,401     6.33
  Other earning assets                                    55,021        1,228       4.50             4,954         131     5.32
                                                    -------------  -----------                -------------  ----------
        Total earning assets                           1,303,252       51,638       7.94         1,279,266      50,498     7.89
                                                                   -----------                               ----------
  Allowance for Loan Losses                              (10,214)                                   (8,792)
Nonearning assets                                         99,421                                    98,203
                                                    -------------                             -------------
        Total assets                                 $ 1,392,459                               $ 1,368,677
                                                    =============                             =============

Interest-bearing liabilities:
  Deposits:
    Demand deposits                                     $272,973        3,156       2.33       $   251,159       2,881     2.31
    Savings deposits                                     199,087        3,188       3.23           183,500       3,305     3.62
    Certificates of deposits                             580,432       16,836       5.85           572,727      15,295     5.37
                                                    -------------  -----------                -------------  ----------
        Total deposits                                 1,052,492       23,180       4.44         1,007,386      21,481     4.29
  Borrowings                                              61,303        2,084       6.76           114,487       3,686     6.37
  Securities sold under agreements to repurchase           3,386           80       4.70                 0           0     0.00
                                                    -------------  -----------                -------------  ----------
        Total interest-bearing liabilities             1,117,181       25,344       4.57         1,121,873      25,167     4.50
                                                                   -----------                               ----------
Noninterest-bearing demand deposits                      132,980                                   119,267
Noninterest-bearing liabilities                           10,352                                    10,702
                                                    -------------                             -------------
        Total liabilities                              1,260,513                                 1,251,842
Shareholders' Equity                                     131,946                                   116,835
                                                    -------------                             -------------
        Total liabilities and shareholders' equity   $ 1,392,459                               $ 1,368,677
                                                    =============                             =============

Net earning assets                                   $   186,071                               $   157,393
                                                    =============                             =============

Net interest spread                                                 $  26,294       3.37 %                    $ 25,331     3.39 %
                                                                   ===========  =========                    ========== ========

Net interest margin                                                                 4.02 %                                 3.94 %
                                                                                =========                               ========

Ratio of average earning assets to
  average interest-bearing liabilities                    116.66 %                                  114.03 %
                                                    =============                             =============

------------------------------------

(1) Annualized.

Interest Income -- The Company's total interest income was $25.9 million for the three months ended June 30, 2001, compared to $25.8 million for the three months ended June 30, 2000. The reason for the $8,000 increase in interest income was a $766,000, or 3.9%, increase in interest income from loans, a $780,000, or 1,026.3%, increase in interest on deposits held at other institutions, and a $185,000, or 1,423.1%, increase in interest on loans held for sale, which was partially offset by a $1.7 million, or 28.0%, decrease in interest and dividends on investment securities. The increase in interest income from loans was the result of a $38.4 million, or 4.2%, increase in the average balance of loans, which was partially offset by a 4 basis point decrease in the yield earned thereon, which included $199,000, or 8 basis points, attributable to interest recoveries. The increase in interest from deposits at other institutions was the result of a $75.3 million, or 1,436.3%, increase in the average balance of deposits at other institutions, which was partially offset by a 157 basis point decrease in the yield earned thereon. The increase in interest income from loans held for sale was the result of a $9.1 million, or 1,431.6%, increase in the average balance of loans held for sale, which was partially offset by a 4 basis point decrease in the yield earned thereon. The decrease in interest income from investment securities was the result of a $101.9 million, or 26.4%, decrease in the average balance of investment securities, together with a 14 basis point decrease in the yield earned thereon.

For the six months ended June 30, 2001, the Company's total interest income was $51.6 million, compared to $50.5 million for the same period in 2000. The reason for the $1.1 million, or 2.3%, increase in interest income was a $2.7 million, or 7.0%, increase in interest income from loans, a $1.1 million, or 837.4%, increase in interest on deposits held at other institutions, and a $194,000, or 289.6%, increase in interest on loans held for sale, which was partially offset by a $2.8 million, or 22.7%, decrease in interest and dividends on investment securities. The increase in interest income from loans was the result of a $58.6 million, or 6.7%, increase in the average balance of loans, together with a 6 basis point increase in the yield earned thereon, which included $199,000, or 4 basis points, attributable to interest recoveries. The increase in interest from deposits at other institutions was the result of a $50.1 million, or 1,010.6%, increase in the average balance of deposits at other institutions, which was partially offset by a 82 basis point decrease in the yield earned thereon. The increase in interest income from loans held for sale was the result of a $5.0 million, or 296.7%, increase in the average balance of loans held for sale, which was partially offset by a 14 basis point decrease in the yield earned thereon. The decrease in interest income from investment securities was the result of a $89.7 million, or 22.9%, decrease in the average balance of investment securities, which was partially offset by a 2 basis point increase in the yield earned thereon.


Interest Expense -- The Company's total interest expense was $12.3 million for the three months ended June 30, 2001, compared to $12.9 million for the three months ended June 30, 2000. The reason for the $569,000, or 4.4%, decrease in total interest expense was due to a $1.2 million, or 59.4%, decrease in interest expense on borrowings as a result of a $75.3 million, or 61.1%, decrease in the average balance on borrowings, which was partially offset by a 28 basis point increase in the cost of such borrowings. This decrease was partially offset by a $584,000, or 5.4%, increase in interest expense on deposits as a result of a $61.6 million, or 6.1%, increase in the average balance of interest-bearing deposits, which was partially offset by a 4 basis point decrease in the interest expense on deposits. There was also an increase of $53,000, or 438 basis points, in total interest expense as a result of a $4.8 million average balance in securities sold under agreements to repurchase.

For the six months ended June 30, 2001, the Company's total interest expense was $25.3 million, compared to $25.2 million for the same period in 2000. The reason for the $177,000, or 0.7%, increase in total interest expense was due to a $1.7 million, or 7.9%, increase in interest expense on deposits as a result of a $45.1 million, or 4.5%, increase in the average balance of interest-bearing deposits, together with a 15 basis point increase in the cost of such deposits. There was also an increase of $80,000, or 470 basis points, in total interest expense as a result of a $3.4 million average balance in securities sold under agreements to repurchase. Such increases were partially offset by a $1.6 million, or 43.5%, decrease in interest expense on borrowings as a result of a $53.2 million, or 46.5%, decrease in the average balance of borrowings, which was partially offset by a 39 basis point increase in the cost of such borrowings.

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

For the three months ended June 30, 2001, the provision for loan losses was $896,000 as compared to $604,000 for the same period in 2000. For the six months ended June 30, 2001, the provision for loan losses was $1.6 million as compared to $1.1 million for the first six months of 2000. The higher provision is primarily attributable to loan growth and changes in the mix of loans from period to period. Additionally, during the second quarter of 2001, the Company implemented a loan policy that is in line with Federal Financial Institutions Examination Council ("FFIEC") guidelines. This policy is more conservative from a charge-off recognition perspective and resulted in an initial acceleration of charge-offs, which partially attributed to the increased provision requirements for the second quarter of 2001 and will also impact the third quarter of this year to a lesser degree. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.05% at June 30, 2001, compared to 0.98% at June 30, 2000.

Nonperforming assets, consisting of nonaccruing loans, accruing loans more than 90 days past due and foreclosed property, amounted to $8.5 million, or 0.59% of total assets at June 30, 2001, compared to $8.0 million, or 0.57% of total assets at December 31, 2000. Foreclosure proceedings have begun on the motel property underlying the largest nonperforming loan and possession is expected to take place towards the end of the third quarter or the beginning of the fourth quarter. Also, the Company expects to be in a position to begin foreclosure proceedings during the third quarter on real estate in the New Orleans French Quarter, which was previously structured as debtor-in-possession financing to improve the Company's collateral position and allow the ability to pursue its sale directly. As of June 30, 2001, the ratio of the Company's allowance for loan losses to nonperforming loans was 122.5%, compared to 135.8% at December 31, 2000.


Noninterest Income -- The Company's total noninterest income was $3.7 million for the three months ended June 30, 2001, compared to $3.1 million for the same period in 2000. Noninterest income increased $613,000, or 19.7%, for the three months ended June 30, 2001, compared to the same period in 2000. The increase was due primarily to a $574,000 increase in gains on the sale of mortgage loans in the secondary market, a $123,000 increase in gains on the sale of investment securities, a $44,000 increase in ATM fee income due to increased up time, and a $73,000 increase in services charges on deposit accounts. All of these increases were partially offset by a decrease in brokerage fees of $142,000 due to equity market conditions and $35,000 for all other noninterest income. Additionally, the second quarter of 2000 included a $24,000 gain on the sale of property.

For the six months ended June 30, 2001, noninterest income was $6.9 million compared to $6.3 million for the same period of 2000, an increase of $677,000, or 10.8%. The increase was due primarily to a $832,000 increase in gains on the sale of mortgage loans in the secondary market, a $115,000 increase in gains on the sale of investment securities, a $93,000 increase in ATM fee income due to increased up time, and a $68,000 increase in services charges on deposit accounts. All of these increases were partially offset by a decrease in brokerage fees of $230,000 due to equity market conditions and $134,000 for all other noninterest income. Additionally, the first six months of 2000 included a $67,000 gain on the sale of property.


Noninterest Expense -- Noninterest expense increased $173,000, or 1.7%, for the three months ended June 30, 2001, to $10.7 million, compared to $10.5 million for the three months ended June 30, 2000. Such increase was due in part to a $522,000 increase in salaries and employee benefits, a $151,000 increase in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock, and a $16,000 increase in occupancy and equipment expense. Such increases were partially offset by an increase of $120,000 in deferred expense associated with loan origination costs. Other expense decreases included $40,000 in the franchise and share tax assessment, $28,000 in the amortization of goodwill and acquisition intangibles, and $30,000 in printing, stationery and supplies.

Additional decreases of $65,000 in marketing and business development and $233,000 in all other miscellaneous noninterest expenses reflects management's continued emphasis on controlling discretionary expenses.

For the six months ended June 30, 2001, noninterest expense decreased $450,000, or 2.2%, to $20.4 million, compared to $20.8 million for the same period in 2000. A $244,000 increase in deferred expense associated with loan origination costs contributed to the expense decrease. The reduced level of expenses was also due to decreases of $109,000 in the franchise and share tax assessment, $58,000 in the amortization of goodwill and acquisition intangibles, $13,000 in data processing expense, and $90,000 in communication and delivery. Additional decreases of $161,000 in marketing and business development and $411,000 in all other miscellaneous noninterest expenses reflects management's continued emphasis on controlling discretionary expenses. Such decreases were partially offset by increases of $332,000 in salaries and employee benefits, $268,000 in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock, $28,000 in occupancy and equipment and $8,000 in printing, stationery and supplies.


Income Tax Expense -- Income tax expense increased $258,000, or 13.9%, for the three months ended June 30, 2001 to $2.1 million, compared to $1.9 million for the three months ended June 30, 2000. The increase in income tax expense was due primarily to the increase in income before income taxes. The effective tax rate for the three months ended June 30, 2001 and 2000 was 37.1% and 37.3%, respectively.

For the six months ended June 30, 2001, income tax expense increased $562,000, or 15.6%, to $4.2 million, compared to $3.6 million for the same period in 2000. The increase in income tax expense was due primarily to the increase in income before income taxes. The effective tax rate for the six months ended June 30, 2001 and 2000 was 37.1% and 37.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At June 30, 2001, the Company had $46.9 million in outstanding advances from the Federal Home Loan Bank of Dallas.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2001, the total approved loan commitments outstanding amounted to $8.2 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $128.3 million. Certificates of deposit scheduled to mature in twelve months or less at June 30, 2001 totaled $471.4 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2001, the Company and the Bank had regulatory capital which was in excess of regulatory requirements. The Company's actual levels and current requirements as of June 30, 2001 are detailed below (dollars in thousands):

                             Actual Capital            Required Capital
                             --------------            ----------------
                           Amount       Percent      Amount        Percent
                           ------       -------      ------        -------
     Tier 1 Leverage      $ 97,982       7.15%       $54,784        4.00%

     Tier 1 Risk-Based    $ 97,982      10.43%       $37,563        4.00%

     Total Risk-Based     $107,888      11.49%       $75,126        8.00%

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

         Not Applicable


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company's Annual Meeting of Shareholders was held on May 7, 2001.

         1. With respect to the election of three directors to serve three-year terms expiring in the year 2004 and until their successors are elected and qualified, the following are the number of shares voted for each nominee:

                                                                                     Broker
         Nominees                                        For     Withheld  Abstain  Non-vote
         -----------------------------------------------------------------------------------
         Elaine D. Abell                              4,771,767   114,179   None     None
         William H. Fenstermaker                      4,771,882   114,064   None     None
         Larrey G. Mouton                             4,664,660   221,286   None     None
         Arthur Mixon                                      None      None   None     None

         2. With respect to the proposal to adopt the IBERIABANK Corporation 2001 Incentive Plan, the following are the number of shares voted:

                                                                                     Broker
                                                         For     Against   Abstain  Non-vote
                                                      --------------------------------------
                                                      3,775,977 1,095,821   14,148    None

         3. With respect to the shareholder proposal to amend Section 3.1 of the Bylaws of IBERIABANK Corporation to provide, "The number of directors may be not less than 13 nor more than 15", the following are the number of shares voted:

                                                                                     Broker
                                                         For     Against   Abstain  Non-vote
                                                      --------------------------------------
                                                        422,214 4,438,255   25,477    None

Item 5.  Other Information
         -----------------

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

              Exhibit  3.1  Bylaws of the Company, as amended
              Exhibit 10.1  2001 Incentive Plan

         (b) Reports on Form 8-K

              Current Report on Form 8-K dated April 11, 2001, reporting (i) under Item 5, the issuance of a press release dated April 11, 2001, announcing earnings for the first quarter ended March 31, 2001 (the "Press Release"); (ii) under Item 7, a copy of the Press Release; and (iii) under Item 9, confirmation of comfort with the Company's previously stated range of $2.36 to $2.41 per share for 2001 fully diluted EPS, the sale of securities totaling $76 million at a loss of $6,000 and total nonperforming assets of $9.0 million at March 31, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    IBERIABANK Corporation


Date:  August 13, 2001          By: /s/ Daryl G. Byrd
       ---------------              ------------------------
                                    Daryl G. Byrd
                                    President and Chief Executive Officer



Date:  August 13, 2001          By: /s/ Marilyn W. Burch
       ---------------              --------------------------
                                    Marilyn W. Burch
                                    Executive Vice President and Chief Financial
                                    Officer