Form 10-Q
period 2001-09-30
IBERIABANK CORP
filed 2001-11-14
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                         Commission File Number 0-25756

                             IBERIABANK Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Louisiana                                              72-1280718
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

   1101 East Admiral Doyle Drive
       New Iberia, Louisiana                                      70560
---------------------------------------                   ----------------------
(Address of principal executive office)                         (Zip Code)

                                 (337) 267-4458
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The Registrant had 6,070,018 shares of common stock, $1.00 par value, which were issued and outstanding as of November 8, 2001.

                      IBERIABANK CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.   Financial Information                                             Page
                                                                            ----

Item 1.   Financial Statements

          Consolidated Balance Sheets                                          3
          (As of September 30, 2001 and December 31, 2000)

          Consolidated Statements of Income                                    4
          (For the three and nine months ended September 30, 2001 and 2000)

          Consolidated Statements of Shareholders' Equity                      5
          (For the nine months ended September 30, 2001 and 2000)

          Consolidated Statements of Cash Flows                                6
          (For the nine months ended September 30, 2001 and 2000)

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          18

Part II.  Other Information

Item 1.   Legal Proceedings                                                   19

Item 2.   Changes in Securities and Use of Proceeds                           19

Item 3.   Defaults Upon Senior Securities                                     19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   19

Item 6.   Exhibits and Reports on Form 8-K                                    19

Signatures                                                                    20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                             (Dollars in thousands)

                                                                                       September 30,     December 31,
                                                                                           2001             2000
                                                                                       -------------     ------------
Assets

Cash and due from banks                                                                 $    39,717      $    32,000
Interest-bearing deposits in banks                                                           75,219            2,541
                                                                                        -----------      -----------
       Total cash and cash equivalents                                                      114,936           34,541
Investment securities:
    Available for sale, at fair value                                                       217,911          268,223
    Held to maturity (fair value of $101,549 and $75,940, respectively)                     100,010           76,322
Federal Home Loan Bank stock, at cost                                                         5,558            7,997
Loans held for sale                                                                          11,416            3,347
Loans, net of unearned income                                                               959,251          940,525
Allowance for loan losses                                                                   (10,070)         (10,239)
                                                                                        -----------      -----------
       Loans, net                                                                           949,181          930,286
Accrued interest receivable                                                                   7,243            9,142
Premises and equipment, net                                                                  20,497           21,465
Goodwill and acquisition intangibles                                                         36,422           38,796
Other assets                                                                                 18,333            6,043
                                                                                        -----------      -----------
Total Assets                                                                            $ 1,481,507      $ 1,396,162
                                                                                        ===========      ===========

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing                                                                 $   145,048      $   129,468
    Interest-bearing                                                                      1,089,539        1,013,719
                                                                                        -----------      -----------
       Total deposits                                                                     1,234,587        1,143,187
Short-term borrowings                                                                            --           54,000
Securities sold under agreements to repurchase                                               13,091               --
Accrued interest payable                                                                      4,863            5,480
Long-term debt                                                                               46,684           60,843
Other liabilities                                                                            46,888            5,610
                                                                                        -----------      -----------
Total Liabilities                                                                         1,346,113        1,269,120
                                                                                        -----------      -----------

Shareholders' Equity:
Preferred stock of $1 par value; 5,000,000 shares authorized; -0- shares issued                  --               --
Common stock of $1 par value; 25,000,000 shares authorized; 7,380,671 shares issued           7,381            7,381
Additional paid-in capital                                                                   70,017           69,231
Retained earnings                                                                            85,581           77,963
Unearned common stock held by ESOP                                                           (1,654)          (2,067)
Unearned common stock held by RRP trust                                                      (2,260)          (2,587)
Accumulated other comprehensive income                                                        1,499           (2,293)
Treasury stock, at cost, 1,260,053 and 1,121,934 shares                                     (25,170)         (20,586)
                                                                                        -----------      -----------
Total Shareholders' Equity                                                                  135,394          127,042
                                                                                        -----------      -----------
Total Liabilities and Shareholders' Equity                                              $ 1,481,507      $ 1,396,162
                                                                                        ===========      ===========

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                  (Dollars in thousands, except per share data)

                                                     For the Three Months   For the Nine Months
                                                      Ended September 30,   Ended September 30,
                                                     --------------------   -------------------
                                                        2001      2000       2001       2000
                                                      -------   --------    -------   --------
Interest and Dividend Income:
    Loans, including fees                             $19,829   $ 20,831    $60,395   $ 58,730
    Loans held for sale, including fees                   224         28        485         95
    Investment securities:
      Taxable interest and dividends                    4,239      5,877     13,707     18,235
      Tax-exempt interest                                 119         21        234         64
    Interest-bearing demand deposits                      832         83      2,060        214
                                                      -------   --------    -------   --------
Total interest and dividend income                     25,243     26,840     76,881     77,338
                                                      -------   --------    -------   --------

Interest Expense:
    Deposits                                           10,722     11,314     33,902     32,795
    Short-term borrowings                                   3      1,434        464      3,476
    Securities sold under agreements to repurchase         95         --        175         --
    Long-term debt                                        806        947      2,429      2,591
                                                      -------   --------    -------   --------
Total interest expense                                 11,626     13,695     36,970     38,862
                                                      -------   --------    -------   --------

Net interest income                                    13,617     13,145     39,911     38,476
Provision for loan losses                               1,088        811      2,698      1,896
                                                      -------   --------    -------   --------
Net interest income after provision for loan losses    12,529     12,334     37,213     36,580
                                                      -------   --------    -------   --------

Noninterest Income:
    Service charges on deposit accounts                 1,981      2,016      6,005      5,972
    ATM fee income                                        371        329      1,094        959
    Gain on sale of loans, net                            530         97      1,421        155
    Gain on sale of property                               50      1,905         50      1,972
    Gain (loss) on sale of investments, net                 3     (1,759)       118     (1,759)
    Other income                                          717        634      1,904      2,186
                                                      -------   --------    -------   --------
Total noninterest income                                3,652      3,222     10,592      9,485
                                                      -------   --------    -------   --------

Noninterest Expense:
    Salaries and employee benefits                      5,371      4,859     15,627     14,759
    Occupancy and equipment                             1,341      1,390      4,118      4,139
    Amortization of acquisition intangibles               784        813      2,374      2,461
    Franchise and shares tax                              366        358      1,012      1,112
    Communication and delivery                            641        601      1,882      1,932
    Marketing and business development                    121        196        625        861
    Data processing                                       334        374        948      1,002
    Printing, stationery and supplies                     195        172        587        556
    Other expenses                                      1,253      1,331      3,607      4,096
                                                      -------   --------    -------   --------
Total noninterest expense                              10,406     10,094     30,780     30,918
                                                      -------   --------    -------   --------
Income before income tax expense                        5,775      5,462     17,025     15,147
Income tax expense                                      2,111      2,036      6,283      5,646
                                                      -------   --------    -------   --------

Net Income                                            $ 3,664   $  3,426    $10,742   $  9,501
                                                      =======   ========    =======   ========

Earnings per share - basic                            $  0.62   $   0.56    $  1.82   $   1.56
                                                      =======   ========    =======   ========
Earnings per share - diluted                          $  0.59   $   0.56    $  1.74   $   1.55
                                                      =======   ========    =======   ========

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
                             (Dollars in thousands)

                                                                                Unearned
                                                                    Unearned     Common     Accumulated
                                             Additional              Common      Stock         Other                    Total
                                     Common   Paid In    Retained  Stock Held    Held By   Comprehensive  Treasury   Shareholders'
                                     Stock    Capital    Earnings   By ESOP     RRP Trust      Income      Stock        Equity
                                     ------   -------    --------  ----------   ---------     --------    --------   -------------

Balance, December 31, 1999           $7,381  $ 68,749    $ 69,065   $ (2,649)    $ (3,024)    $ (7,124)   $(15,209)   $ 117,189

Comprehensive income:
  Net income                                                9,501                                                         9,501

  Change in unrealized gain (loss)
  on securities available for sale,
  net of deferred taxes                                                                            321                      321
                                                                                                                      ---------
Total comprehensive income                                                                                                9,822
Cash dividends declared                                    (3,068)                                                       (3,068)
Common stock released by ESOP trust               215                    440                                                655

Common stock earned by participants
  of recognition and retention plan
  trust, including tax benefit                     39                                 417                                   456

Common stock purchased by RRP trust               128                                (128)                                   --
Compensation expense on stock
  option plans                                     49                                                                        49
Treasury stock acquired at cost,
  62,500 shares                                                                                               (879)        (879)
                                     ------  --------    --------   --------     --------     --------    --------    ---------
Balance, September 30, 2000          $7,381  $ 69,180    $ 75,498   $ (2,209)    $ (2,735)    $ (6,803)   $(16,088)   $ 124,224
                                     ======  ========    ========   ========     ========     ========    ========    =========


Balance, December 31, 2000           $7,381  $ 69,231    $ 77,963   $ (2,067)    $ (2,587)    $ (2,293)   $(20,586)   $ 127,042

Comprehensive income:
  Net income                                               10,742                                                        10,742

  Change in unrealized gain (loss)
  on securities available for sale,
  net of deferred taxes                                                                          3,792                    3,792
                                                                                                                      ---------
Total comprehensive income                                                                                               14,534
Cash dividends declared                                    (3,124)                                                       (3,124)
Common stock released by ESOP trust               675                    413                                              1,088

Common stock earned by participants
  of recognition and retention plan
  trust, including tax benefit                     36                                 327                                   363

Treasury stock acquired at cost,
  185,473 shares                                                                                            (5,281)      (5,281)
Stock options exercised                            75                                                          697          772
                                     ------  --------    --------   --------     --------     --------    --------    ---------
Balance, September 30, 2001          $7,381  $ 70,017    $ 85,581   $ (1,654)    $ (2,260)    $  1,499    $(25,170)   $ 135,394
                                     ======  ========    ========   ========     ========     ========    ========    =========

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                        ---------------------
                                                                          2001        2000
                                                                        ---------   ---------
Cash Flows from Operating Activities:
Net income                                                              $  10,742   $   9,501

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                         4,860       5,025
      Provision for loan losses                                             2,698       1,896
      Noncash compensation expense                                          1,288       1,014
      Loss (Gain) on sale of assets                                           (15)     (2,021)
      Gain on sale of investments                                            (118)         --
      Amortization of premium/discount on investments                         302         467
      Current provision for deferred income taxes                             349          --
      FHLB stock dividends                                                   (235)       (453)
      Net change in loans held for sale                                    (8,069)      3,201
      Purchase of bank owned life insurance                               (15,049)         --
      Other, net                                                            4,872       1,362
                                                                        ---------   ---------
Net Cash Provided by Operating Activities                                   1,625      19,992
                                                                        ---------   ---------

Cash Flows From Investing Activities:
      Activity in available for sale securities:
           Sales                                                           95,861          --
           Maturities, prepayments and calls                               44,677      75,119
           Purchases                                                      (71,556)    (43,744)
      Activity in held to maturity securities:
           Maturities, prepayments and calls                               13,389       6,457
           Purchases                                                      (12,022)         --
      Increase in loans receivable, net                                   (23,146)   (102,221)
      Proceeds from sale of premises and equipment                             54       4,778
      Purchases of premises and equipment                                  (1,007)       (784)
      Proceeds from FHLB stock redemption                                   2,674          --
      Purchases of FHLB Stock                                                  --        (594)
      Proceeds from disposition of real estate owned                          996       1,065
                                                                        ---------   ---------
Net Cash (Used In) Provided By Investing Activities                        49,920     (59,924)
                                                                        ---------   ---------

Cash Flows From Financing Activities:
      Increase in deposits                                                 91,400      31,254
      Increase in repurchase agreements                                    13,091          --
      Net change in short-term borrowings                                 (54,000)    (11,100)
      Issuance of long term debt                                               --      15,000
      Repayments of long-term debt                                        (14,160)     (6,162)
      Dividends paid to shareholders                                       (2,973)     (2,857)
      Proceeds from sale of treasury stock for stock options exercised        251          --
      Payments to repurchase common stock                                  (4,759)       (879)
                                                                        ---------   ---------
Net Cash Provided by Financing Activities                                  28,850      25,256
                                                                        ---------   ---------

Net Increase (Decrease) In Cash and Cash Equivalents                       80,395     (14,676)
Cash and Cash Equivalents at Beginning of Period                           34,541      47,713
                                                                        ---------   ---------
Cash and Cash Equivalents at End of Period                              $ 114,936   $  33,037
                                                                        =========   =========
Supplemental Schedule of Noncash Activities:
      Acquisition of real estate in settlement of loans                 $   1,553   $     969
                                                                        =========   =========
      Exercise of stock options with payment in company stock           $     383   $      --
                                                                        =========   =========

Supplemental Disclosures:
Cash paid (received) for:
      Interest on deposits and borrowings                               $  27,417   $  40,871
                                                                        =========   =========
      Income taxes                                                      $   6,200   $   4,810
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

Business

The principal business of IBERIABANK Corporation (the "Company") is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), headquartered in New Iberia, Louisiana. The Bank operates 42 offices in its market areas located in south central Louisiana, northeast Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank offers discount brokerage services through its wholly owned subsidiary, Iberia Financial Services, LLC. The Bank also provides insurance services to its clients through IBERIABANK Insurance Services, LLC, a joint venture between the Bank and Burch, Marcus, Pool, Krupp, Daniel & Babineaux, Inc.

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

In June 2001, the FASB also issued SFAS 142 Goodwill and Other Intangibles. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with definite lives will be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but rather will be tested at least annually for impairment.

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supersedes FASB No. 121 and certain provisions of APB 30. The statement requires that one accounting model be used for long-lived assets to be disposed of, whether previously held and used or newly acquired, and applies to discontinued operations. Statement 144 is effective for fiscal years beginning after December 15, 2001. The provisions of the Statement generally are to be applied prospectively.

3. Loans Receivable

Loans receivable at September 30, 2001 and December 31, 2000 consisted of the following:

                                                     September 30,  December 31,
($000)                                                   2000           2001
--------------------------------------------------------------------------------
Residential mortgage loans:
    Residential 1-4 family                             $223,248       $279,193
    Construction                                          7,659          7,482
                                                       --------       --------
        Total residential mortgage loans                230,907        286,675
                                                       --------       --------
Commercial loans:
    Real estate                                         218,340        196,479
    Business                                             96,522         78,986
                                                       --------       --------
        Total commercial loans                          314,862        275,465
                                                       --------       --------
Consumer loans:
    Indirect automobile                                 228,755        205,143
    Home equity                                         115,416        108,070
    Automobile                                           28,245         25,297
    Credit card loans                                    10,198          9,559
    Other                                                30,868         30,316
                                                       --------       --------
     Total consumer loans                               413,482        378,385
                                                       --------       --------

     Total loans receivable                            $959,251       $940,525
                                                       ========       ========

4. Earnings Per Share

For the three months ended September 30, 2001, basic earnings per share were based on 5,884,906 weighted average shares outstanding and diluted earnings per share were based on 6,229,525 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude:
(a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 172,216; (b) the weighted average shares owned by the Management Recognition Plan and Trust ("MRP") of 164,668; and (c) the weighted average shares purchased in Treasury Stock of 1,158,882.

For the nine months ended September 30, 2001, basic earnings per share were based on 5,886,366 weighted average shares outstanding and diluted earnings per share were based on 6,184,454 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude:
(a) the weighted average unreleased shares owned by the ESOP of 185,823; (b) the weighted average shares owned by the MRP of 176,067; and (c) the weighted average shares purchased in Treasury Stock of 1,132,373.

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

CHANGES IN FINANCIAL CONDITION

General -- At September 30, 2001, the consolidated assets of the Company totaled $1.5 billion, an increase of $85.3 million, or 6.1%, from December 31, 2000. The following discussion describes the major changes in the Company's financial condition during the first nine months of the year.

Cash and Cash Equivalents -- Interest-bearing deposits at other institutions increased $72.7 million to $75.2 million at September 30, 2001, compared to $2.5 million at December 31, 2000. Increased liquidity was the result of several factors including deposit growth, the impact of mortgage loan refinancings, increased investment security prepayments and the sale of investment securities.

Investment Securities Available for Sale -- The Company's investment securities available for sale decreased $50.3 million, or 18.8%, to $217.9 million at September 30, 2001, compared to $268.2 million at December 31, 2000. The decrease was due primarily to sales of investment securities of $95.7 million and prepayments and maturities totaling $44.7 million, which was partially offset by an increase of $5.8 million in the market value of the portfolio and purchases of investment securities of $84.1 million. A favorable rate environment provided the opportunity to reduce market risk by selling securities from the Company's portfolio during the first quarter of this year. Funds generated as a result of sales and prepayments were used to reduce borrowings and purchase other securities. Excess funds are invested overnight and will be used to fund future loan growth and additional purchases of securities. The Company will continue to monitor market conditions for additional opportunities.

Investment Securities Held to Maturity -- The Company's investment securities held to maturity increased $23.7 million, or 31.0%, to $100.0 million at September 30, 2001, compared to $76.3 million at December 31, 2000. This increase was due primarily to purchases of investment securities of $37.3 million, which was partially offset by prepayments and maturities of $13.4 million.

Loans Held for Sale -- Loans held for sale increased $8.1 million, or 241.1%, to $11.4 million at September 30, 2001 compared to $3.3 million at December 31, 2000. This group of loans has primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. The increase was largely attributable to increased demand by consumers for fixed rate loans in the current low rate environment. In most cases, loans in this category are sold within thirty days. It is currently the Company's posture that it is preferable to sell these loans and recognize the attendant up front income rather than assume the rate risk associated with a longer term asset at the current rates.

Loans Receivable -- Loans, net of unearned income, increased $18.7 million, or 2.0%, to $959.2 million at September 30, 2001, compared to $940.5 million at December 31, 2000. This increase was primarily due to growth in commercial loans of $39.4 million, or 14.3%, and growth in consumer loans of $35.1 million, or 9.3%, which was offset by a reduction in mortgage loans of $55.8 million, or 19.5%. The Company's loan to deposit ratio at September 30, 2001 was 77.7% compared to 82.3% at December 31, 2000.

The New Orleans and South Central Louisiana markets continue to generate the majority of the commercial loans. The growth was the result of the addition of several customers, with no one customer representing a disproportionate percentage of the increase. Consumer loan increases were due largely to indirect automobile loan growth of $23.6 million, with a continued focus on prime paper. Additional increases in other consumer loans came from across the state. Mortgage loan decreases are mainly the result of the sale of fixed rate loans and normal mortgage paydowns. There continues to be greater demand by customers for fixed rates on both new and refinanced mortgage loans in the current rate environment. Additionally, as a result of pricing opportunities available in the secondary market and the high likelihood of refinancing in the fixed rate portfolio, a select group of mortgage loans totaling $15.4 million, which were originated as construction loans and previously held in the portfolio, were sold during the second quarter of 2001.

Deposits -- Deposits increased $91.4 million, or 8.0%, to $1.2 billion at September 30, 2001, compared to $1.1 billion at December 31, 2000. The increase in deposits continues to reflect relatively balanced growth across all markets and deposit categories. The Company believes it to be the result of several factors including the development of customer relationships, continued calling efforts, opportunities in the public fund arena and clients shifting out of equity markets. All deposit categories increased during the first nine months of the year. Deposit growth consisted of the following: a $14.4 million increase in noninterest-bearing checking accounts, a $37.3 million increase in interest-bearing checking accounts, a $36.3 million increase in savings and money market accounts, a $2.2 million increase in time deposits, and an increase of $1.2 million in other deposit accounts.

Short-term Borrowings -- Increased liquidity, as discussed previously, allowed the Company to pay off the $54.0 million balance in short-term borrowings outstanding as of December 31, 2000. This category was previously composed of FHLB short-term advances with a duration of one year or less.

Securities Sold Under Agreements to Repurchase (REPO) -- This instrument is a commercial cash management product first offered by the Bank at the beginning of this year and provides an additional source of liquidity for the Company. Funds in this category are swept daily from deposit accounts and collateralized by specific securities owned by the Bank. At September 30, 2001, the REPO balance was $13.1 million.

Long-term Borrowings -- Long-term debt decreased $14.2 million, or 23.3%, to $46.7 million at September 30, 2001, compared to $60.8 million at December 31, 2000. The Union Planters Bank line of credit debt, which amounted to $9.2 million at the end of the year 2000, was paid off during the first quarter of the year. The remaining debt is composed of FHLB long-term advances which cannot be paid off without incurring substantial prepayment penalties. Normal amortization payments on this debt accounted for the remaining decrease.

Other Liabilities -- The increase in other liabilities of $41.3 million at the end of September 2001 as compared to the end of last year is due primarily to the purchase of investment securities at the end of the quarter totaling $37.8 million with a cash settlement date subsequent to quarter-end.

Shareholders' Equity -- Total shareholders' equity increased $8.4 million, or 6.6%, to $135.4 million at September 30, 2001, compared to $127.0 million at December 31, 2000. The increase was the result of the Company's net income of $10.7 million, a $3.8 million increase in accumulated other comprehensive income after taxes, $1.1 million of common stock released by the ESOP trust, $363,000 of common stock earned by participants in the MRP, and $772,000 from the sale of treasury stock for stock options exercised. Such increases were partially offset by cash dividends of $3.1 million declared on common stock and by purchases of treasury stock of $5.3 million.

RESULTS OF OPERATIONS

General -- The Company reported net income of $3.7 million for the three months ended September 30, 2001, compared to $3.4 million earned during the three months ended September 30, 2000, an increase of $238,000, or 6.9%. The Company's net interest income increased $472,000 and noninterest income increased $430,000 for the same period. The provision for loan losses increased by $277,000, noninterest expense increased $312,000 and income tax expense increased $75,000 during the three months ended September 30, 2001 compared to the third quarter of 2000.

For the nine months ended September 30, 2001, the Company earned net income of $10.7 million compared to $9.5 million earned for the same period of 2000, an increase of $1.2 million, or 13.1%. The Company's net interest income increased $1.4 million and noninterest income increased $1.1 million for the same period. The provision for loan losses increased by $802,000, noninterest expense decreased $138,000 and income tax expense increased $637,000 when comparing the nine months of 2001 to the same period of 2000.

Net Interest Income -- Net interest income increased $472,000, or 3.6%, to $13.6 million for the three months ended September 30, 2001, compared to $13.1 million for the three months ended September 30, 2000. The increase was due to a $2.1 million, or 15.1% decrease in interest expense, which was partially offset by a decrease of $1.6 million in interest income. The decrease in interest income was the result of a 70 basis point decrease in the yield earned on earning assets, which was partially offset by a $36.6 million, or 2.8% increase in the average balance of earning assets. The decrease in interest expense was the result of a 75 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $9.0 million, or 0.8%, increase in the average balance of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 3.41% and 4.00%, respectively, during the three months ended September 30, 2001, compared to 3.36% and 3.97%, respectively, for the comparable period in 2000.

For the nine months ended September 30, 2001, net interest income increased $1.4 million, or 3.7%, to $39.9 million, compared to $38.5 million for the first nine months of 2000. The increase was due to a $1.9 million, or 4.9% decrease in interest expense, which was offset by a $457,000, or 0.6% decrease in interest income. The decrease in interest income was the result of a 21 basis point decrease in the yield earned on earning assets, which was partially offset by a $28.4 million, or 2.2%, increase in the average balance of earning assets. The decrease in interest expense was the result of a 21 basis point decrease in the cost of interest-bearing liabilities, together with a $32,000 decrease in the average balance of interest-bearing liabilities. The Company's interest rate spread and net interest margin amounted to 3.38% and 4.01%, respectively, during the nine months ended September 30, 2001, compared to 3.38% and 3.95%, respectively, for the comparable period in 2000.

The Federal Reserve has reduced overnight rates by 350 basis points over the first nine months of the year. The Company is not significantly affected by changes in interest rates over an extended period of time. However, the Company is moderately asset sensitive in the 30-day period. As a result, continued rate reductions by the Federal Reserve may exert downward pressure on net interest income in the near term. Over time, the Company expects that loan volume and redeployment of a portion of these funds into investment securities will improve this sensitivity. The Company will continue to monitor investment opportunities and weigh the associated risk/return. Additionally, a significant portion of the certificates of deposit portfolio was scheduled to mature over the last two quarters of this year. Downward repricing of the maturing portfolio in the current low rate environment has allowed the Company to significantly reduce funding costs offsetting the negative impact of Federal Reserve rate reductions. It is believed that any potential run off in this category as a result of lowering rates will not adversely impact funding needs of the Company.

Table 1 presents average balance sheets, net interest income and average interest rates for the quarterly and nine-month periods ended September 30, 2001 and 2000.

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

                                                                       Three Months Ended September 30,
                                                      ----------------------------------------------------------------
                                                                    2001                            2000
                                                      --------------------------------  ------------------------------
                                                                               Average                        Average
                                                         Average                Yield/     Average              Yield/
(Dollars in thousands)                                   Balance    Interest   Rate(1)     Balance   Interest  Rate(1)
--------------------------------------------------------------------------------------  ------------------------------
Earning assets:
    Loans receivable:
      Mortgage loans                                  $   238,739   $  4,625    7.75%   $   297,362   $ 5,843    7.86%
      Commercial loans                                    304,562      6,030    7.75        272,949     6,640    9.52
      Consumer and other loans                            407,493      9,174    8.93        370,035     8,348    8.97
                                                      -----------   --------            -----------   -------
        Total Loans                                       950,794     19,829    8.26        940,346    20,831    8.78
                                                      -----------   --------            -----------   -------
    Loans held for sale                                    11,117        224    8.06          1,360        28    8.24
    Investment securities                                 295,359      4,358    5.90        368,720     5,898    6.40
    Other earning assets                                   94,958        832    3.48          5,242        83    6.30
                                                      -----------   --------            -----------   -------
        Total earning assets                            1,352,228     25,243    7.40      1,315,668    26,840    8.10
                                                                    --------                          -------
    Allowance for loan losses                              (9,798)                           (9,286)
Nonearning assets                                         102,271                            95,206
                                                      -----------                       -----------
        Total assets                                  $ 1,444,701                       $ 1,401,588
                                                      ===========                       ===========

Interest-bearing liabilities:
    Deposits:
      Demand deposits                                 $   304,132      1,503    1.96    $   245,764     1,442    2.33
      Savings deposits                                    211,693      1,307    2.45        178,682     1,581    3.52
      Certificates of deposits                            581,365      7,912    5.40        582,350     8,291    5.66
                                                      -----------   --------            -----------   -------
        Total deposits                                  1,097,190     10,722    3.88      1,006,796    11,314    4.47
    Borrowings                                             46,769        809    6.77        138,311     2,381    6.74
    Securities sold under agreements to repurchase         10,166         95    3.66              0         0    0.00
                                                      -----------   --------            -----------   -------
        Total interest-bearing liabilities              1,154,125     11,626    3.99      1,145,107    13,695    4.74
                                                                    --------                          -------
Noninterest-bearing demand deposits                       142,164                           121,898
Noninterest-bearing liabilities                            12,326                            11,594
                                                      -----------                       -----------
        Total liabilities                               1,308,615                         1,278,599
Shareholders' Equity                                      136,086                           122,989
                                                      -----------                       -----------
        Total liabilities and shareholders' equity    $ 1,444,701                       $ 1,401,588
                                                      ===========                       ===========

Net earning assets                                    $   198,103                       $   170,561
                                                      ===========                       ===========

Net interest spread                                                 $ 13,617   3.41%                  $13,145    3.36%
                                                                    ========   ====                   =======    ====

Net interest margin                                                            4.00%                             3.97%
                                                                               ====                              ====


Ratio of average earning assets to
    average interest-bearing liabilities                   117.16%                           114.89%
                                                      ===========                       ===========
                                                                       Nine Months Ended September 30,
                                                      ---------------------------------------------------------------
                                                                  2001                              2000
                                                      -------------------------------   -------------------------------
                                                                             Average                            Average
                                                        Average                Yield/      Average               Yield/
(Dollars in thousands)                                  Balance    Interest   Rate(1)      Balance    Interest  Rate(1)
-------------------------------------------------------------------------------------   -------------------------------
Earning assets:
    Loans receivable:
      Mortgage loans                                  $   262,818   $15,504    7.87%     $   286,331   $16,849    7.85%
      Commercial loans                                    288,175    18,298    8.37          258,057    18,448    9.39
      Consumer and other loans                            392,437    26,593    9.06          356,438    23,433    8.78
                                                      -----------   -------              -----------   -------
        Total Loans                                       943,430    60,395    8.52          900,826    58,730    8.66
                                                      -----------   -------              -----------   -------
    Loans held for sale                                     8,186       485    7.90            1,578        95    8.03
    Investment securities                                 299,662    13,941    6.20          383,902    18,299    6.36
    Other earning assets                                   68,480     2,060    4.02            5,050       214    5.66
                                                      -----------   -------              -----------   -------
        Total earning assets                            1,319,758    76,881    7.75        1,291,356    77,338    7.96
                                                                    -------                            -------
    Allowance for loan losses                             (10,074)                            (9,022)
Nonearning assets                                         100,381                             97,377
                                                      -----------                        -----------
        Total assets                                  $ 1,410,065                        $ 1,379,711
                                                      ===========                        ===========

Interest-bearing liabilities:
    Deposits:
      Demand deposits                                 $   283,473     4,659    2.20      $   249,347     4,324    2.32
      Savings deposits                                    203,336     4,495    2.96          181,882     4,886    3.59
      Certificates of deposits                            580,746    24,748    5.70          575,958    23,585    5.47
                                                      -----------   -------              -----------   -------
        Total deposits                                  1,067,555    33,902    4.25        1,007,187    32,795    4.35
    Borrowings                                             56,417     2,893    6.76          122,488     6,067    6.51
    Securities sold under agreements to repurchase          5,671       175    4.07                0         0    0.00
                                                      -----------   -------              -----------   -------
        Total interest-bearing liabilities              1,129,643    36,970    4.37        1,129,675    38,862    4.58
                                                                    -------                            -------
Noninterest-bearing demand deposits                       136,076                            120,149
Noninterest-bearing liabilities                            11,020                             11,001
                                                      -----------                        -----------
        Total liabilities                               1,276,739                          1,260,825
Shareholders' Equity                                      133,326                            118,886
                                                      -----------                        -----------
        Total liabilities and shareholders' equity    $ 1,410,065                        $ 1,379,711
                                                      ===========                        ===========

Net earning assets                                    $   190,115                        $   161,681
                                                      ===========                        ===========

Net interest spread                                                 $39,911    3.38%                   $38,476    3.38%
                                                                    =======    ====                    =======    ====

Net interest margin                                                            4.01%                              3.95%
                                                                               ====                               ====

Ratio of average earning assets to
    average interest-bearing liabilities                   116.83%                            114.31%
                                                      ===========                        ===========

----------
(1)  Annualized.

Interest Income -- The Company's total interest income was $25.2 million for the three months ended September 30, 2001, compared to $26.8 million for the three months ended September 30, 2000. The reason for the $1.6 million decrease in interest income was a $1.0 million, or 4.8%, decrease in interest income from loans and a $1.5 million, or 26.1%, decrease in interest and dividends on investment securities, which was partially offset by a $749,000, or 902.4%, increase in interest on deposits held at other institutions and a $196,000, or 700.0%, increase in interest income on loans held for sale. The decrease in interest income from loans was the result of a 52 basis point decrease in the loan yield earned thereon, which was partially offset by a $10.4 million, or 1.1%, increase in the average balance of loans. The decrease in interest income from investment securities was the result of a $73.4 million, or 19.9%, decrease in the average balance of investment securities, together with a 50 basis point decrease in the yield earned thereon. The increase in interest from deposits at other institutions was the result of a $89.7 million, or 1,711.5%, increase in the average balance of deposits at other institutions, which was partially offset by a 282 basis point decrease in the yield earned thereon. The increase in interest income from loans held for sale was the result of a $9.8 million, or 717.4%, increase in the average balance of loans held for sale, which was partially offset by a 18 basis point decrease in the yield earned thereon.

For the nine months ended September 30, 2001, the Company's total interest income was $76.9 million, compared to $77.3 million for the same period in 2000. The reason for the $457,000, or 0.6%, decrease in interest income was a $4.4 million, or 23.8%, decrease in interest and dividends on investment securities, which was partially offset by a $1.7 million, or 2.8%, increase in interest income from loans, a $1.8 million, or 862.6%, increase in interest on deposits held at other institutions, and a $390,000, or 410.5%, increase in interest income on loans held for sale. The decrease in interest income from investment securities was the result of a $84.2 million, or 21.9%, decrease in the average balance of investment securities, together which a 16 basis point decrease in the yield earned thereon. The increase in interest income from loans was the result of a $42.6 million, or 4.7%, increase in the average balance of loans, which was partially offset by a 14 basis point decrease in the yield earned thereon. The increase in interest from deposits at other institutions was the result of a $63.4 million, or 1,256.0%, increase in the average balance of deposits at other institutions, which was partially offset by a 164 basis point decrease in the yield earned thereon. The increase in interest income from loans held for sale was the result of a $6.6 million, or 418.8%, increase in the average balance of loans held for sale, which was partially offset by a 13 basis point decrease in the yield earned thereon.

Interest Expense -- The Company's total interest expense was $11.6 million for the three months ended September 30, 2001, compared to $13.7 million for the three months ended September 30, 2000. The reason for the $2.1 million, or 15.1%, decrease in total interest expense was due to a $1.6 million, or 66.0%, decrease in interest expense on borrowings as a result of a $91.5 million, or 66.2%, decrease in the average balance on borrowings, which was partially offset by a 3 basis point increase in the cost of such borrowings. There was also a decrease of $592,000, or 5.2%, in interest expense on deposits as a result of a 59 basis point decrease in the cost of such deposits, which was partially offset by a $90.4 million, or 9.0%, increase in the average balance of interest-bearing deposits. Such decreases were partially offset by $95,000 in total interest expense in securities sold under agreements to repurchase.

For the nine months ended September 30, 2001, the Company's total interest expense was $37.0 million, compared to $38.9 million for the same period in 2000. The reason for the $1.9 million, or 4.9%, decrease in total interest expense was due to a $3.2 million, or 52.3%, decrease in interest expense on borrowings as a result of a $66.1 million, or 53.9%, decrease in the average balance of borrowings, which was partially offset by a 25 basis point increase in the cost of such borrowings. This decrease was partially offset by a $1.1 million, or 3.4%, increase in interest expense on deposits as a result of a $60.4 million, or 6.0%, increase in the average balance of interest-bearing deposits, which was partially offset by a 10 basis point decrease in the cost of such deposits. There was also $175,000 in total interest expense in securities sold under agreements to repurchase.

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

For the three months ended September 30, 2001, the provision for loan losses was $1.1 million as compared to $811,000 for the same period in 2000. For the nine months ended September 30, 2001, the provision for loan losses was $2.7 million as compared to $1.9 million for the first nine months of 2000. The higher provision is primarily attributable to loan growth and changes in the mix of loans from period to period. Additionally, during the second quarter of 2001, the Company implemented a loan policy that is in line with Federal Financial Institutions Examination Council ("FFIEC") guidelines. This policy is more conservative from a charge-off recognition perspective and resulted in an initial acceleration of charge-offs, which partially attributed to the increased provision requirements for 2001. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.05% at September 30, 2001, compared to 1.02% at September 30, 2000.

Nonperforming assets, consisting of nonaccruing loans, accruing loans more than 90 days past due and foreclosed property, amounted to $11.6 million, or 0.79% of total assets at September 30, 2001, compared to $8.0 million, or 0.57% of total assets at December 31, 2000. The increase in nonperforming assets is partly mitigated by the expectation that two of the larger loans included in this category are scheduled for sheriff sale and foreclosure during the fourth quarter of this year and the property values, which are in-line with the loan amounts, are supported by recent appraisals. This includes both the motel loan and French Quarter properties mentioned in previous filings. The next largest credit in this category, an oil field service company loan, was downgraded to substandard during the third quarter and a meaningful reserve was placed against it. Based on the Company's normal loan loss reserve analysis, the Company is adequately reserved for the risk of loss in the loan portfolio at this time. As of September 30, 2001, the ratio of the Company's allowance for loan losses to nonperforming loans was 94.1%, compared to 135.8% at December 31, 2000.

At this time the Company has not been materially affected by the events of September 11, 2001. Several industries have received a lot of attention since the terrorists' attacks including aviation, hospitality and energy. The Company's exposure is limited to hospitality and energy. The hospitality industry represents only 3% of the loan portfolio and is related to properties in and around New Orleans. The New Orleans hospitality market has performed well over the past few years, developing a strong reputation as a tourist and convention destination. The Company's energy exposure is primarily in the oilfield service sector, which amounts to 3% of the overall loan portfolio. From an energy perspective, the events of September 11th have reduced expectations for oil and gas demand. In response to these lowered expectations, prices have declined and associated activity has started to slow. Both the energy services and hospitality industries are areas of increased attention for our Company and we will continue to monitor them closely in light of ongoing events.

Noninterest Income -- The Company's total noninterest income was $3.7 million for the three months ended September 30, 2001, compared to $3.2 million for the same period in 2000. Noninterest income increased $430,000, or 13.3%, for the three months ended September 30, 2001, compared to the same period in 2000. The increase was due primarily to a $433,000 increase in gains on the sale of mortgage loans in the secondary market and a $42,000 increase in ATM fee income due to increased up time. All other noninterest income increased $83,000. All of these increases were partially offset by a decrease in service charges on deposit accounts of $35,000. Additionally, the third quarter of 2000 included a $1.9 million gain on the sale of property and a $1.8 million loss on the sale of investment securities.

For the nine months ended September 30, 2001, noninterest income was $10.6 million compared to $9.5 million for the same period of 2000, an increase of $1.1 million, or 11.7%. The increase was due primarily to a $1.3 million increase in gains on the sale of mortgage loans in the secondary market, a $135,000 increase in ATM fee income due to increased up time, and a $33,000 increase in services charges on deposit accounts. All of these increases were partially offset by decreases in brokerage fees of $225,000 due to equity market conditions and $57,000 for all other noninterest income. Additionally, the first nine months of 2000 included $2.0 million in gains on the sale of property, which was partially offset by losses on the sale of investment securities of $1.8 million.

Noninterest Expense -- Noninterest expense increased $312,000, or 3.1%, for the three months ended September 30, 2001, to $10.4 million, compared to $10.1 million for the three months ended September 30, 2000. Such increase was due in part to a $456,000 increase in salaries and employee benefits and a $150,000 increase in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock. Other increases included $40,000 in communication and delivery, $8,000 in the franchise and share tax assessment, and $23,000 in printing, stationery and supplies. Such increases were partially offset by an increase of $94,000 in deferred expense associated with loan origination costs. Other expense decreases included $49,000 in occupancy and equipment expense, $29,000 in the amortization of goodwill and acquisition intangibles, and $40,000 in data processing. Additional decreases of $75,000 in marketing and business development and $78,000 in all other miscellaneous noninterest expenses reflects management's continued emphasis on controlling discretionary expenses.

For the nine months ended September 30, 2001, noninterest expense decreased $138,000, or 0.4%, to $30.8 million, compared to $30.9 million for the same period in 2000. A $338,000 increase in deferred expense associated with loan origination costs contributed to the expense decrease. The reduced level of expenses was also due to decreases of $21,000 in occupancy and equipment expense, $87,000 in the amortization of goodwill and acquisition intangibles, $100,000 in the franchise and share tax assessment, $50,000 in communication and delivery, and $54,000 in data processing expense. Additional decreases of $236,000 in marketing and business development and $489,000 in all other miscellaneous noninterest expenses reflects the ongoing monitoring by management of expenses considered discretionary. Such decreases were partially offset by increases of $787,000 in salaries and employee benefits, $419,000 in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock, and $31,000 in printing, stationery and supplies.

Income Tax Expense -- Income tax expense increased $75,000, or 3.7%, for the three months ended September 30, 2001 to $2.1 million, compared to $2.0 million for the three months ended September 30, 2000. The increase in income tax expense was due primarily to the increase in income before income taxes. The effective tax rate for the three months ended September 30, 2001 and 2000 was 36.6% and 37.3%, respectively.

For the nine months ended September 30, 2001, income tax expense increased $637,000, or 11.3%, to $6.3 million, compared to $5.6 million for the same period in 2000. The increase in income tax expense was due primarily to the increase in income before income taxes. The effective tax rate for the nine months ended September 30, 2001 and 2000 was 36.9% and 37.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At September 30, 2001, the Company had $46.7 million in outstanding advances from the Federal Home Loan Bank of Dallas.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At September 30, 2001, the total approved loan commitments outstanding amounted to $28.1 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $153.1 million. Certificates of deposit scheduled to mature in twelve months or less at September 30, 2001 totaled $436.7 million. Based on past experience management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At September 30, 2001, the Company and the Bank had regulatory capital which was in excess of regulatory requirements. The Company's actual levels and current requirements as of September 30, 2001 are detailed below (dollars in thousands):

                                         Actual Capital      Required Capital
                                         --------------      ----------------
                                       Amount     Percent   Amount      Percent
                                       ------     -------   ------      -------

Tier 1 Leverage                       $ 97,466      6.92%   $56,331      4.00%

Tier 1 Risk-Based                     $ 97,466      9.83%   $39,644      4.00%

Total Risk-Based                      $107,536     10.85%   $79,288      8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2001. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Not Applicable

            (b)   Reports on Form 8-K

                  Current Report on Form 8-K dated July 10, 2001, reporting (i) under Item 5, both the issuance of a press release dated July 10, 2001, announcing earnings for the second quarter ended June 30, 2001 (the "Press Release") and the adoption by the Financial Accounting Standards Board of Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"); (ii) under Item 7, a copy of the Press Release; and (iii) under
                  Item 9, confirmation of comfort with the Company's previously stated range of $2.36 to $2.41 per share for 2001 fully diluted EPS and $2.60 to $2.70 per share for 2002 fully diluted EPS, excluding the effect of Statement 142.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBERIABANK Corporation


Date: November 14, 2001                 By: /s/ Daryl G. Byrd
                                           -------------------------------------
                                           Daryl G. Byrd
                                           President and Chief Executive Officer


Date: November 14, 2001                 By: /s/ Marilyn W. Burch
                                           -------------------------------------
                                           Marilyn W. Burch
                                           Executive Vice President and Chief
                                           Financial Officer