Form 10-K
period 2001-12-31
IBERIABANK CORP
filed 2002-04-01
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-25756

                             IBERIABANK Corporation
             (Exact name of registrant as specified in its charter)

         Louisiana                                         72-1280718
         ------------                                  ---------------
(State or other jurisdiction                          (I.R.S.  Employer
of incorporation or organization)                  Identification Number)

1101 East Admiral Doyle Drive
New Iberia, Louisiana                                        70560
        ---------------------                              --------
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code: (337) 267-4458 Securities registered pursuant of Section 12(b) of the Act: Not Applicable
           Securities registered pursuant of Section 12(g) of the Act

                    Common Stock (par value $1.00 per share)
                    ----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant of
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         As of March 14, 2002, the aggregate market value of the 5,658,936 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 336,224 shares held by all directors and executive officers of the Registrant as a group, was approximately $191.6 million. This figure is based on the closing sale price of $33.850 per share of the Registrant's Common Stock on March 14, 2002.

  Number of shares of Common Stock outstanding as of March 14, 2002: 5,995,160

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K; (2) portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into
Part III, Items 9 through 13 of this Form 10-K.

PART 1.

Item 1.  Business.

General

         IBERIABANK Corporation, formerly ISB Financial Corporation (the "Company"), is the bank holding company for IBERIABANK, a Louisiana chartered commercial bank (the "Bank"). The only significant assets of the Company are the capital stock of the Bank, the Company's loan to an employee stock ownership plan and cash. To date, the business of the Company has consisted of the business of the Bank. The Company's common stock trades on the NASDAQ Stock Market under the symbol "IBKC." At December 31, 2001, the Company had total assets of $1.4 billion, total deposits of $1.2 billion and shareholders' equity of $134.4 million.

         The Bank conducts business from its main office located in New Iberia, Louisiana and 42 branch offices located in New Iberia, Lafayette, Jeanerette, Morgan City, Crowley, Rayne, Kaplan, St. Martinville, Abbeville, Scott, Carencro, Ruston, Monroe, West Monroe, Gretna, Marrero, River Ridge, New Orleans, and Metairie, all of which are in Louisiana. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), within applicable limits.

         The Company is primarily engaged in attracting deposits from the general public and using those funds to originate loans. Previous to 1996, the Company's primary lending emphasis was loans secured by first and second liens on single-family (one-to-four units) residences located in the Company's primary market area. At December 31, 2001, such loans amounted to $198.4 million, or 20.8% of the Company's gross loan portfolio. The Company's emphasis is on the origination of consumer, commercial real estate and commercial business loans. Consumer loans consist of home equity loans, home equity lines of credit, automobile loans, indirect automobile loans, loans secured by deposit accounts and other consumer loans. At December 31, 2001, $405.9 million, or 42.5%, of the Company's gross loans were consumer loans. Of that amount $220.7 million, or 23.1% of gross loans, were indirect automobile loans. Commercial loans consist of commercial real estate loans and commercial business loans. At December 31, 2001, $228.3 million, or 23.9% of gross loans, were secured by commercial real estate and $117.5 million, or 12.3%, were commercial business loans. The Company also originates loans for the purpose of constructing residential 1-4 family units. At December 31, 2001, $5.9 million, or 0.6% of the Company's loans, were construction loans.

         The Bank offers discount brokerage services through its wholly owned subsidiary, Iberia Financial Services, LLC. The brokerage services are provided through ProEquities, Inc.

         In January 2001, the Bank formed a new company, IBERIABANK Insurance Services, LLC to provide insurance services to its clients. The new company is a joint venture between the Bank and Burch, Marcus, Pool, Krupp, Daniel and Babineaux, a local insurance agency and one of Louisiana's largest agent-owned independent insurance agencies.

         The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is subject to examination and comprehensive regulation by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC and to certain reserve requirements established by the FRB. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

         In addition to its deposit gathering and lending activities, the Company invests in mortgage-backed securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and other investment securities. At December 31, 2001, the Company's investment securities totaled $321.9 million, or 22.6% of total assets. Mortgage-backed securities amounted to $181.2 million, or 12.7% of total assets, U.S. government and federal agency securities amounted to $69.0 million, or 4.8% of total assets, asset-backed securities amounted to $25.8 million, or 1.8% of total assets, state and municipal securities amounted to $21.0 million, or 1.5% of total assets and other securities amounted to $24.9 million, or 1.8% of total assets. A total of $219.8 million, or 68.3% of total investment securities, were classified as available for sale at December 31, 2001.

Lending Activities

         Loan Portfolio Composition. The following table sets forth the composition of the Company's loans held in portfolio at the dates indicated. (1)


                                                                    December 31,
                               -----------------------------------------------------------------------------------------------------
                                       2001                 2000                  1999               1998               1997
                               -------------------  ------------------  -------------------- -------------------- ------------------
(dollars in thousands)            Amount  Percent    Amount    Percent      Amount   Percent   Amount    Percent   Amount   Percent
------------------------------------------------------------- --------------------- -------- ---------------------------------------
Mortgage loans:
   Residential 1-4 family       $ 198,403   20.75% $  279,193    29.68% $  266,161   31.58%  $ 299,987   39.05% $  370,055   56.06%
   Construction                     5,915    0.62       7,482     0.80       6,381    0.76       7,402    0.96       7,890    1.20
                                ---------  ------  ----------   ------   ---------  ------   ---------  ------   ---------  ------
     Total mortgage loans         204,318   21.37     286,675    30.48     272,542   32.34     307,389   40.01     377,945   57.26
                                ---------  ------  ----------   ------   ---------  ------   ---------  ------   ---------  ------
Commercial loans:
   Real estate                    228,284   23.88     196,479    20.89     157,248   18.65     117,768   15.33      50,462    7.64
   Business                       117,530   12.29      78,986     8.40      82,485    9.79      83,237   10.83      57,620    8.73
                                ---------  ------  ----------   ------   ---------  ------   ---------  ------   ---------  ------
     Total commercial loans       345,814   36.17     275,465    29.29     239,733   28.44     201,005   26.16     108,082   16.37
                                ---------  ------  ----------   ------   ---------  ------   ---------  ------   ---------  ------
Consumer loans:
   Indirect automobile            220,698   23.09     205,143    21.81     179,350   21.28     118,529   15.43      94,282   14.28
   Home equity                    114,056   11.93     108,070    11.49      91,531   10.86      73,185    9.53      34,192    5.18
   Automobile                      28,793    3.01      25,297     2.69      23,432    2.78      24,631    3.21       9,434    1.43
   Credit card                     10,403    1.09       9,559     1.02       6,436    0.76       4,584    0.60       4,150    0.63
   Other                           31,933    3.34      30,316     3.22      29,854    3.54      38,912    5.06      31,978    4.85
                                ---------  ------  ----------   ------   ---------  ------   ---------  ------   ---------  ------
     Total consumer loans         405,883   42.46     378,385    40.23     330,603   39.22     259,841   33.83     174,036   26.37
                                ---------  ------  ----------   ------   ---------  ------   ---------  ------   ---------  ------
     Total loans receivable     $ 956,015  100.00% $  940,525   100.00%  $ 842,878  100.00%  $ 768,235  100.00%  $ 660,063  100.00%
                                =========  ======  ==========   ======   =========  ======   =========  ======   =========  ======


____________

(1) This schedule does not include loans held for sale of $15.9 million, $3.3 million, $4.8 million, $18.4 million and $4.4 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

         Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans held to maturity at December 31, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio held to maturity.


                                                               Commercial
                                                      ---------------------------
(dollars in thousands)              Construction      Real Estate       Business           Total
------------------------------------------------------------------------------------------------

Amounts due in:
   One year or less                    $   --           $ 59,547         $ 58,609       $118,156
   After one year through five years       --            134,684           43,319        178,003
   After five years                       5,915           34,053           15,602         55,570
                                       --------         --------         --------       --------
      Total                            $  5,915         $228,284         $117,530       $351,729
                                       ========         ========         ========       ========

Interest rate terms on amounts
   Due after one year:
    Fixed rate                         $  5,005         $127,350         $ 40,026       $172,381
    Adjustable rate                         910           41,387           18,895         61,192
                                       --------         --------         --------       --------
      Total                            $  5,915         $168,737         $ 58,921       $233,573
                                       ========         ========         ========       ========


         Scheduled contractual amortization of loans does not reflect the expected term of the Company's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments.

         The lending activities of the Company are subject to written underwriting standards established by the Board of Directors and management. The Company provides centralized underwriting of all residential mortgage, construction and consumer loans. The commercial credit department, in conjunction with senior lending personnel, ensures appropriate underwriting of all commercial business and commercial real estate loans. Established loan origination procedures include obtaining appropriate documentation, such as credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, where appropriate.

         Residential 1-4 Family Loans. Substantially all of the Company's residential 1-4 family mortgage loans consist of conventional loans. The vast majority of the Company's residential 1-4 family mortgage loan portfolio is secured by properties located in its market area and are originated under terms and documentation which permit their sale in the secondary market. Since 1996, the Company has decided to sell, or hold for sale in the secondary market, the majority of all conforming fixed rate loan originations and retain adjustable rate loan originations in its portfolio.

         At December 31, 2001, $97.1 million, or 47.5%, of the Company's residential 1-4 family mortgage and construction loans were fixed rate loans and $107.2 million, or 52.5%, were adjustable rate loans.

         Commercial Real Estate Loans. The Company has increased its investment in commercial real estate loans from $50.5 million, or 7.6% of the total loan portfolio, as of December 31, 1997, to $228.3 million, or 23.9% of the total loan portfolio, as of December 31, 2001. The increase in commercial real estate loans reflects, in part, the Company's focused efforts to originate such loans in its market area. The Company intends to continue to expand its involvement in commercial real estate lending and to increase moderately the amount of such loans in the Company's portfolio. The properties securing the Company's commercial real estate loans are generally located in the Company's market area, and include strip shopping centers, professional office buildings, small retail establishments and warehouses. As of December 31, 2001, the Company's largest commercial real estate loan had a balance of $7.4 million. The loan is secured by real estate in the Company's market area and is performing in accordance with its terms.

         The Company's commercial real estate loans may bear a variable interest rate based upon the Prime Rate, as quoted in The Wall Street Journal, or may bear a fixed rate of interest. Generally, interest rates are fixed for no more than three years. Fees of 50 basis points to 2% of the principal loan balance are generally charged to the borrower upon closing. The Company's underwriting standards generally provide for loan terms of three to five years, with amortization schedules of no more than twenty years. Loan-to-value ratios are generally limited to no more than 80%. As a rule, the Company obtains personal guarantees of the principals as additional security for any commercial real estate loan.

         Commercial Business Loans. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. As of December 31, 2001, the Company's commercial business loans amounted to $117.5 million, or 12.3% of the Company's gross loan portfolio. The Company's commercial business loans may be structured as term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of no more than seven years. The Company's commercial business term loans are generally secured by equipment, machinery, real property or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. As a rule, the Company obtains personal guarantees of the principals as additional security for any commercial business loan. The interest rates on commercial business loans may be either fixed for the term of the loan or variable. Variable rates are generally based upon the Prime Rate of interest, as quoted in the Wall Street Journal. As of December 31, 2001, the Company's largest commercial business loan had a principal balance of $7.1 million. The loan has performed in accordance with its terms since origination.

         Commercial real estate and commercial business loans generally have higher yields and shorter repayment periods than residential 1-4 family loans.

         Consumer Loans. The Company offers consumer loans in order to provide a full range of retail financial services to its customers. At December 31, 2001, $405.9 million, or 42.5% of the Company's total loan portfolio, was comprised of consumer loans. The Company originates substantially all of such loans in its primary market area.

         The largest component of the Company's consumer loan portfolio consists of indirect automobile loans. These loans are originated by the automobile dealerships and applications are facsimiled to Company personnel for approval or denial. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans apart from the ability of the consumer to repay the loan, that being fraud perpetrated by the automobile dealership. To limit its exposure, the Company emphasizes dealing with automobile dealerships which have demonstrated reputable behavior. At December 31, 2001, $220.7 million, or 23.1% of the Company's total loan portfolio, were indirect automobile loans.

         At December 31, 2001, the Company's remaining consumer loan portfolio was comprised of home equity loans, educational loans, loans secured by deposits at the Company, direct automobile loans, credit card loans and other consumer loans. At December 31, 2001, $114.1 million, or 11.9% of the Company's total loan portfolio, were home equity loans. At December 31, 2001, the Company's direct automobile loans amounted to $28.8 million, or 3.0% of the Company's total loan portfolio. The Company's VISA and MasterCard credit card loans totaled $10.4 million, or 1.1% of the Company's total loan portfolio at such date. The Company's other personal consumer loans amounted to $31.9 million, or 3.3% of the Company's total loan portfolio at December 31, 2001. See Note 4 to the Consolidated Financial Statements for more information.


Asset Quality

         General. All loans of the Company are periodically reviewed through a loan review process. The Company utilizes an asset classification system as part of its efforts to improve commercial asset quality. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors on at least a quarterly basis.

         The Company monitors the payment performance on all loans and late charges are assessed on past due accounts. A centralized department collects delinquent consumer, residential mortgage and construction loans. Every effort is made to minimize any potential loss, including instituting legal proceedings, as necessary.

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

         Under Generally Accepted Accounting Principles, the Company is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Company had no troubled debt restructuring as of December 31, 2001. See the table below under "Nonperforming Assets and Troubled Debt Restructurings."

         At December 31, 2001, impaired loans amounted to $5.6 million, a decrease of 4.6% from December 31, 2000. The valuation allowance related to these loans was $1.3 million at December 31, 2001.

         Nonperforming Assets and Troubled Debt Restructurings. The following table sets forth information relating to the Company's nonperforming assets and troubled debt restructurings at the dates indicated.

                                                                        December 31,
                                                ------------------------------------------------------------
(dollars in thousands)                              2001       2000         1999         1998         1997
------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
      Commercial, financial and agricultural     $ 4,088      $ 5,169      $ 1,293      $   259      $    30
      Mortgage                                       122          137          208          481        1,698
      Loans to individuals                         1,053          161          429          439          419
                                                 -------      -------      -------      -------      -------

       Total nonaccrual loans                      5,263        5,467        1,930        1,179        2,147
Accruing loans 90 days or more past due            1,691        2,074        1,203        4,558            3
                                                 -------      -------      -------      -------      -------

       Total nonperforming loans (1)               6,954        7,541        3,133        5,737        2,150
Foreclosed property                                6,009          421          185          384          473
                                                 -------      -------      -------      -------      -------
       Total nonperforming assets (1)             12,963        7,962        3,318        6,121        2,623

Performing troubled debt restructurings             --           --           --           --           --
                                                 -------      -------      -------      -------      -------
       Total nonperforming assets and
           Troubled debt restructurings (1)      $12,963      $ 7,962      $ 3,318      $ 6,121      $ 2,623
                                                 =======      =======      =======      =======      =======

Nonperforming loans to total loans (1)              0.73%        0.80%        0.37%        0.75%        0.33%
Nonperforming assets to total assets (1)            0.91%        0.57%        0.24%        0.44%        0.28%
Nonperforming assets and troubled
   debt restructurings to total assets (1)          0.91%        0.57%        0.24%        0.44%        0.28%

----------------

(1) Nonperforming loans and assets include accruing loans 90 days or more past due.


         Other Classified Assets. Federal regulations require that the Company classify its commercial assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

         At December 31, 2001, the Company had $5.1 million of assets classified substandard, $262,000 of assets classified doubtful, and no assets classified loss. At such date, the aggregate of the Company's classified assets amounted to 0.38% of total assets.

         Allowance For Loan Losses. The Company's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth, composition of the portfolio and other relevant factors. The allowance is increased by provisions for loan losses, which are charged against income. As shown in the table below, at December 31, 2001, the Company's allowance for loan losses amounted to 159.9% and 1.2% of the Company's nonperforming loans and gross loans receivable, respectively.

         The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.



                                                                      Year Ended December 31,
                                               -------------------------------------------------------------------
(dollars in thousands)                           2001           2000           1999          1998          1997
-------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period               $ 10,239       $  8,749       $  7,135       $  5,258       $  4,615
Allowance from  acquisition                        --             --             --            1,392           --
Provisions                                        5,046          3,861          2,836            903          1,097

Charge-offs:
    Commercial, financial and agricultural        1,861          1,174            140             43            191
    Mortgage                                         15             37             71              2             50
    Loans to individuals                          2,797          1,654          1,460            818            562
                                               --------       --------       --------       --------       --------
        Total charge-offs                         4,673          2,865          1,671            863            803
                                               --------       --------       --------       --------       --------

Recoveries:
    Commercial, financial and agricultural          110             52             86            175             55
    Mortgage                                         17             22             37             36             79
    Loans to individuals                            378            420            326            234            215
                                               --------       --------       --------       --------       --------
        Total recoveries                            505            494            449            445            349
                                               --------       --------       --------       --------       --------
           Net charge-offs                       (4,168)        (2,371)        (1,222)          (418)          (454)
                                               --------       --------       --------       --------       --------
Allowance at end of period                     $ 11,117       $ 10,239       $  8,749       $  7,135       $  5,258
                                               ========       ========       ========       ========       ========

Allowance for loan losses to total
  loans at end of period                           1.16%          1.09%          1.04%          0.93%          0.80%
Net charge-offs to average loans                   0.44%          0.26%          0.15%          0.06%          0.07%


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

                                                                                 December 31,
                                   -------------------------------------------------------------------------------------------------
                                          2001                  2000                1999                1998               1997
                                     -----------------------------------------------------------------------------------------------
(dollars in thousands)               Amount   Percent     Amount  Percent     Amount   Percent     Amount   Percent Amount   Percent
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial
   and agricultural                 $ 5,066      36%     $ 4,152     29%     $ 3,484      29%     $ 2,714     26%     $ 1,921    17%
Real estate - mortgage                  555      21          763     30          773      31        1,303     39        1,589    56
Real estate - construction               17       1           21      1           18       1           32      1           38     1
Loans to individuals                  5,000      42        4,616     40        3,828      39        2,412     34        1,710    26
Unallocated                             479     N/A          687    N/A          646     N/A          674    N/A         --     N/A
                                    -------     ---      -------    ---      -------     ---      -------    ---      -------   ---

Total allowance for loan losses     $11,117     100%     $10,239    100%     $ 8,749     100%     $ 7,135    100%     $ 5,258   100%
                                    =======     ===      =======    ===      =======     ===      =======    ===      =======   ===


Investment Securities

         The Company's investment securities consist primarily of securities issued by the U.S. Government and federal agency obligations and mortgage-backed securities. As of December 31, 2001, the Company's investment securities available for sale amounted to $219.8 million, which includes a pre-tax net unrealized gain of $1.1 million, and its investment securities held to maturity amounted to $102.1 million with a pre-tax net unrealized gain of $34,000. At such date, investment securities available for sale consisted of $126.6 million of mortgage-backed securities, $34.8 million of U.S. Government and Federal agency obligations, and $38.5 million of other debt securities. The remaining balance of $19.9 million was composed of U.S. treasury securities, obligations of state and political subdivisions and other marketable equity securities. At December 31, 2001, investment securities held to maturity consisted of $54.6 million of mortgage-backed securities and $34.2 million of U.S. Government and Federal agency obligations. The remaining balance of $13.3 million was primarily composed of obligations of state and political subdivisions. See Note 3 to the Consolidated Financial Statements.

         The Company attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms exceeding five years. The following table sets forth information regarding the Company's investment securities at the dates indicated. The weighted average yield is not calculated on a taxable equivalent basis.

                                                                       December 31, 2001
                                                 --------------------------------------------------------
                                                    Securities Available             Securities Held to
                                                          for Sale                        Maturity
                                                 -------------------------      -------------------------
                                     Weighted
                                     Average      Amortized        Fair         Amortized         Fair
(dollars in thousands)                Yield         Cost           Value          Cost            Value
---------------------------------------------------------------------------------------------------------
Within one year or less                6.29%     $  5,849        $  5,959        $     50        $     50
One through five years                 5.04        54,243          55,012          34,248          33,815
After five through ten years           5.03        57,765          57,775           1,195           1,093
Over ten years                         5.46        93,747          94,007          66,589          67,158
Marketable equity securities           3.75         7,084           7,072            --              --
                                       ----      --------        --------        --------        --------

       Totals                          5.24%     $218,688        $219,825        $102,082        $102,116
                                       ====      ========        ========        ========        ========


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

         Deposits are obtained primarily from residents in its primary market area. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The acquisition of Bank of Lafayette in 1996 helped the Company double its market share in the greater Lafayette market. The acquisition of Jefferson Federal Saving Bank in 1996 established the Company in a new market, the greater New Orleans area. The purchase of 17 branches from First Commerce Corp. subsidiaries in September of 1998 helped the Company gain the number two market share in the greater Lafayette market and established the Company, with a number two market share, in a new market, the greater Monroe area. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and increased calling efforts. However, the Company does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Company participates in several ATM networks, including Cirrus, Pulse, Maestro, VISA and MasterCard.

         The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Company in prior years has experienced disintermediation of deposits into competing investment products. Also, in prior years, the Company experienced runoff of some of the higher priced deposits assumed in the acquisitions as it was unwilling to pay up to retain the deposits. In the year 2001, the Company's deposits grew by $94.2 million, or 8.2%. The increase in deposits continues to reflect relatively balanced growth across all markets and deposit categories. The Company believes it to be the result of several factors including the development of customer relationships, opportunities in the public funds arena and clients shifting out of equity markets. Additional information regarding deposits is provided in Note 7 to the Consolidated Financial Statements.

         The following table sets forth certain information relating to the Company's deposits at the dates indicated.


                                                                           December 31,
                                           ------------------------------------------------------------------------------
                                                    2001                        2000                       1999
                                           ------------------------------------------------------------------------------
                                                          Average                     Average                    Average
                                            Average        Rate         Average        Rate        Average        Rate
(dollars in thousands)                      Balance        Paid         Balance        Paid        Balance        Paid
-------------------------------------------------------------------------------------------------------------------------
NOW account deposits                       $  207,851       1.67%     $  179,746        1.98%     $  192,528        1.94%
Savings and money market accounts             291,009       2.68         251,834        3.53         218,624        2.40
Certificates of deposit                       572,532       5.39         575,828        5.58         618,582        5.10
                                           ----------                 ----------                  ----------
   Total interest bearing deposits          1,071,392       3.93       1,007,408        4.42       1,029,734        3.93

Noninterest-bearing demand deposits           140,393       0.00         121,494        0.00         116,097        0.00
                                           ----------                 ----------                  ----------
   Total deposits                          $1,211,785       3.48%     $1,128,902        3.95%     $1,145,831        3.53%
                                           ==========                 ==========                  ==========



         The following table shows large-denomination ($100,000 and over) certificates of deposit by remaining maturities.


                                              December 31,
                                 -----------------------------------
(dollars in thousands)             2001         2000          1999
-------------------------------------------------------------------
Certificates of deposit:
     3 months or less            $ 46,846     $ 18,431     $ 23,963
     Over  3-12 months             73,735       88,419       69,885
     Over 12-36 months             25,134       31,120       28,982
     More than 36 months            8,233        3,120        1,708
                                 --------     --------     --------
         Total                   $153,948     $141,090     $124,538
                                 ========     ========     ========

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

         The Company's short-term borrowings at December 31, 2001 were comprised of $8.1 million of securities sold under agreements to repurchase and $4.2 million outstanding on a $15.0 million line of credit with a correspondent bank. The weighted average rate on short-term borrowings was 2.57% at December 31, 2001. The average amount of short-term borrowings in 2001 was $13.5 million. See
Note 8 to the Consolidated Financial Statements.

         At December 31, 2001, the Company's long-term borrowings were comprised of fixed rate advances from the FHLB of Dallas. Long-term borrowings decreased $29.4 million, or 48.3%, to $31.4 million at December 31, 2001 compared to $60.8 million at December 31, 2000. The Union Planters Bank line of credit, which amounted to $9.2 million at the end of the year 2000, was paid off during 2001. The remaining debt, which is composed of FHLB long-term advances, cannot be paid off without incurring substantial prepayment penalties. Normal amortization payments on this debt accounted for the remaining decrease. See Note 9 to the Consolidated Financial Statements.


Segments

         The Company has evaluated its potential operating segments against the criteria specified in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and has determined that no operating segment disclosures are required in 2001, 2000 or 1999 because of the aggregation concepts in the statement.


Subsidiaries

         The Bank has only one active, wholly owned subsidiary, Iberia Financial Services, LLC. ("Iberia Services"). At December 31, 2001, the Bank's equity investment in Iberia Services was $1.9 million, and Iberia Services had total assets of $1.9 million. For the years ended December 31, 2001 and 2000, Iberia Services had total revenues of $709,000 and $1.0 million, respectively, and net income of $142,000 and $294,000, respectively. See Note 1 to the Consolidated Financial Statements. The business of Iberia Services consists of acting as a broker for the sale of annuities and certain other securities to the general public.


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

Employees

         The Company had 417 full-time employees and 75 part-time employees as of December 31, 2001. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.


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

         At this time, the Company has not determined whether it will become a financial holding company in order to utilize the expanded powers offered by the GLB Act. The Bank believes that the GLB Act's financial subsidiary provisions and consumer protections have not had a material impact on its operations.

Federal Taxation

         The Company and the Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the "Code"), and the Bank is subject to certain additional provisions of the Code which apply to financial institutions. The Company, the Bank and all subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

         Retained earnings at December 31, 2001 and 2000 included approximately $14.8 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

         The net deferred tax asset at December 31, 2001 includes $10,060,000 of future deductible temporary differences. Included is $9,051,000 related to book deductions for the bad debt reserve that have not been deducted for tax purposes.


State Taxation

         Louisiana does not permit the filing of consolidated income tax returns. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, as well as a corporate franchise tax. The Bank is not subject to the Louisiana income or franchise taxes. However, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the Company's capitalized earnings, plus (b) 80% of the Company's taxable stockholders' equity, and to subtract from that figure 50% of the Company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. The Louisiana shares tax expense is included in noninterest expenses.


Item 2.  Properties.

         The Company, through IBERIABANK, operates 42 offices in 3 areas of Louisiana. A total of 25 offices are owned and 17 are leased. During 2001, one facility in Gretna was sold. The Company felt it was in its best interest to dispose of the facility and lease back the portion necessary for the Bank. A gain of $251,000 was recognized on the sale of this property in 2001.

         The Company and the Bank consider all facilities, both owned and leased, to be suitable and adequate for their intended purposes.


Item 3.  Legal Proceedings.

         The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the consolidated financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Executive Officers

         Set forth below is information with respect to the executive officers of the Company and principal occupations and positions held for periods including the last five years.

         DARYL G. BYRD, age 47, serves as President and Chief Executive Officer of the Company and the Bank. He has served in this capacity since July 1999, with the exception of Chief Executive Officer of the Company to which position he was promoted in July 2000. Prior to joining the Company, Mr. Byrd was President and Chief Executive Officer of Bank One New Orleans Region from 1998 to 1999. Mr. Byrd was Executive Vice President of First Commerce Corporation in charge of the commercial bank and mortgage banking groups from 1992 to 1998.

         MICHAEL J. BROWN, age 38, serves as Senior Executive Vice President and Chief Credit Officer of the Company and the Bank, positions he has held since January 2001. Mr. Brown also serves as New Orleans Market President and Commercial Segment Leader for the Bank. Mr. Brown was hired as Executive Vice President in December 1999. Prior to joining the Company, Mr. Brown served in several senior roles with Bank One Louisiana, including Chief Credit Officer from 1998 to 1999. From 1996 to 1998, Mr. Brown served as Senior Vice President, Manager of Credit and Client Services of First Commerce Corporation. Mr. Brown is also a Chartered Financial Analyst.

         JOHN R. DAVIS, age 41, serves as Senior Executive Vice President of Finance and Retail Strategy of the Company and the Bank, positions he has held since January 2001. Mr. Davis was hired as Executive Vice President and Chief Strategic Officer in December 1999. Prior to joining the Company, Mr. Davis served as Corporate Senior Vice President of Crestar Financial Corporation of Virginia from 1997 to June 1999. From 1993 to 1997, Mr. Davis served as Senior Vice President of First Commerce Corporation. Mr. Davis is also a Chartered Financial Analyst.

         GEORGE J. BECKER III, age 61, serves as Executive Vice President of Corporate Operations and Corporate Secretary of the Company and the Bank, positions he has held since March 2002. Mr. Becker was hired as Executive Vice President and Northeast Louisiana Market President in December 1999. Prior to joining the Company, Mr. Becker worked on special projects for Bank One Corporation from 1998 to 1999. From 1991 to 1998, Mr. Becker served as Senior Vice President of First Commerce Corporation. Mr. Becker is also a Certified Public Accountant.

         MARILYN W. BURCH, age 51, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions she has held since January 2001. Ms. Burch was hired as Senior Vice President and Controller in October 1999. Prior to joining the Company, Ms. Burch served as Sr. Vice President and Controller of First National Bank of Lafayette, a subsidiary of First Commerce Corporation, from 1985 to 1997. Ms. Burch is also a Certified Public Accountant.


PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required herein, to the extent applicable, is incorporated by reference on the inside back cover page of the Registrant's 2001 Annual Report to Stockholders (the "Annual Report").


Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from pages 16 and 17 of the Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 18 through 32 of the Annual Report.


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

         The information required herein is incorporated by reference from pages 29 through 31 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 33 through 60 of the Annual Report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from the Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement").


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


PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents Filed as Part of this Report.

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):


              Report of Independent Auditors.

              Consolidated Balance Sheets as of December 31, 2001 and 2000.

              Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

              Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

              Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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


                                                    Exhibit Index


Exhibit No. 3.1                Articles  of  Incorporation, as amended.
Exhibit No. 3.2                Bylaws of the Company,  as amended -  incorporated  herein by reference to Exhibit 3.1 to  Registrant's  Quarterly  Report on Form 10-Q for the fiscal quarter ended June 30,
                               2001.
Exhibit No. 4.1                Stock  Certificate -  incorporated  herein by reference to  Registration  Statement on
                               Form S-8 (File No. 33-93210).
Exhibit No. 10.1               Employee  Stock  Ownership  Plan -  incorporated  herein by reference to  Registration
                               Statement on Form S-1 (File No. 33-96598).
Exhibit No. 10.2               Profit  Sharing Plan and Trust -  incorporated  herein by  reference  to  Registration
                               Statement on Form S-8 (File No. 33-93210).
Exhibit No. 10.3               Employment Agreement with Larrey G. Mouton - incorporated herein by reference to
                               Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                               December 31, 2000.
Exhibit No. 10.4               Employment Agreement with Daryl G. Byrd, as amended and restated.
Exhibit No. 10.5               Indemnification  Agreements  with Daryl G. Byrd and  Michael  J. Brown -  incorporated herein by  reference to Exhibit 10.5 to the  Registrant's  Annual  Report on Form 10-K
                               for the fiscal year ended December 31, 2000.
Exhibit No. 10.6               Severance Agreement with Michael J. Brown and John R. Davis - incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the
                               fiscal year ended December 31, 2000.
Exhibit No. 10.7               Severance  Agreement  with  Marilyn W. Burch and George J.  Becker III -  incorporated herein by  reference to Exhibit 10.7 to the  Registrant's  Annual  Report on Form 10-K
                               for the fiscal year ended December 31, 2000.
Exhibit No. 10.8               1996  Stock  Option  Plan -  incorporated  herein  by  reference  to  Exhibit  10.1 to
                               Registration Statement on Form S-8 (File No. 333-28859).
Exhibit No. 10.9               1999 Stock Option Plan - incorporated  herein by reference to Registrant's  definitive proxy statement dated March 19, 1999.
Exhibit No. 10.10              Recognition  and Retention  Plan -  incorporated  herein by reference to  Registrant's definitive proxy statement dated April 16, 1996.
Exhibit No. 10.11              Supplemental Stock Option Plan - incorporated  herein by reference to Exhibit 10.10 to the  Registrant's  Annual  Report on Form 10-K for the fiscal year ended  December 31,
                               1999.
Exhibit No. 10.12              2001 Incentive  Compensation  Plan - incorporated  herein by reference to Exhibit 10.1 to  Registrant's  Quarterly  Report on Form 10-Q for the fiscal quarter ended June 30,
                               2001.
Exhibit No. 13                 2001 Annual Report to  Stockholders  - Except for those  portions of the Annual Report
                               to  Stockholders   for  the  year  ended  December  31,  2001,   which  are  expressly
                               incorporated herein by reference,  such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.
Exhibit No. 21                 Subsidiaries  of the  Registrant  - reference  is made to "Item 1.  Business"  for the required information.
Exhibit No. 23                 Consent of Castaing, Hussey & Lolan, LLC.
Exhibit No. 99                 Audit Committee Charter - incorporated herein by reference to Registrant's  definitive proxy statement dated April 6, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IBERIABANK CORPORATION

         Date:  March 29, 2002             By:  /s/ Daryl G. Byrd
                                                ------------------
                                                Daryl G. Byrd
                                                President/CEO and Director


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

      Name                                             Title                                  Date
      ----                                             -----                                  ----
/s/ Daryl G. Byrd                        President, Chief Executive Officer and          March 29, 2002
-----------------                        Director
Daryl G. Byrd
(Principal Executive Officer)

/s/ Marilyn W. Burch                     Executive Vice President and Chief Financial    March 29, 2002
--------------------                     Officer
Marilyn W. Burch
(Principal Financial and Accounting
Officer)

/s/ Elaine D. Abell                      Director                                        March 29, 2002
-------------------
Elaine D. Abell

/s/ Harry V. Barton, Jr.                 Director                                        March 29, 2002
------------------------
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.                Director                                        March 29, 2002
-------------------------
Ernest P. Breaux, Jr.

/s/ Cecil C. Broussard                   Director                                        March 29, 2002
----------------------
Cecil C. Broussard

/s/ John N. Casbon                       Director                                        March 29, 2002
------------------
John N. Casbon

/s/ William H. Fenstermaker              Director                                        March 29, 2002
---------------------------
William H. Fenstermaker

/s/ Larrey G. Mouton                     Director                                        March 29, 2002
--------------------
Larrey G. Mouton

/s/ Jefferson G. Parker                  Director                                        March 29, 2002
-----------------------
Jefferson G. Parker

/s/ E. Stewart Shea III                  Director                                        March 29, 2002
-----------------------
E. Stewart Shea III

                                       17