Form 10-Q
period 2002-03-31
IBERIABANK CORP
filed 2002-05-15
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission File Number 0-25756

                             IBERIABANK Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Louisiana                                                               72-1280718
-------------------------------------------------------                ---------------------------------------------------
(State or other jurisdiction of incorporation or                                        (I.R.S. Employer
                 organization)                                                       Identification Number)

      1101 East Admiral Doyle Drive
          New Iberia, Louisiana                                                               70560
----------------------------------------------------                   ---------------------------------------------------
 (Address of principal executive office)                                                   (Zip Code)

                                 (337) 267-4458
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes      X      No
                                                     ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The Registrant had 6,007,124 shares of common stock, $1.00 par value, which were issued and outstanding as of May 13, 2002.

                      IBERIABANK CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS


Part I.    Financial Information                                                    Page
-------    ---------------------                                                    ----
Item 1.    Financial Statements

           Consolidated Balance Sheets                                                2
           (As of March 31, 2002 and December 31, 2001)

           Consolidated Statements of Income                                          3
           (For the three months ended March 31, 2002 and 2001)

           Consolidated Statements of Shareholders' Equity                            4
           (For the three months ended March 31, 2002 and 2001)

           Consolidated Statements of Cash Flows                                      5
           (For the three months ended March 31, 2002 and 2001)

           Notes to Consolidated Financial Statements                                 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                14



Part II.    Other Information
--------    -----------------

Item 1.    Legal Proceedings                                                         15

Item 2.    Changes in Securities and Use of Proceeds                                 15

Item 3.    Defaults Upon Senior Securities                                           15

Item 4.    Submission of Matters to a Vote of Security Holders                       15

Item 5.    Other Information                                                         15

Item 6.    Exhibits and Reports on Form 8-K                                          15


Signatures                                                                           16

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                             (dollars in thousands)

                                                                                           March 31,          December 31,
                                                                                              2002                2001
                                                                                      -----------------   ------------------
Assets
Cash and due from banks                                                                    $    22,009           $   35,945
Interest-bearing deposits in banks                                                              87,960               15,736
                                                                                      -----------------   ------------------
       Total cash and cash equivalents                                                         109,969               51,681
Investment securities:
    Available for sale, at fair value                                                          239,658              219,825
    Held to maturity, fair values of $95,022 and $102,116, respectively                         94,826              102,082
Federal Home Loan Bank stock, at cost                                                            5,642                5,600
Mortgage loans held for sale                                                                     4,359               15,867
Loans, net of unearned income                                                                  934,299              956,015
Allowance for loan losses                                                                      (11,454)             (11,117)
                                                                                      -----------------   ------------------
       Loans, net                                                                              922,845              944,898
Premises and equipment, net                                                                     19,010               19,455
Goodwill and acquisition intangibles                                                            35,562               35,644
Other assets                                                                                    38,941               31,773
                                                                                      -----------------   ------------------
Total Assets                                                                               $ 1,470,812           $1,426,825
                                                                                      =================   ==================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
    Noninterest-bearing                                                                    $   153,398           $  154,580
    Interest-bearing                                                                         1,098,628            1,082,814
                                                                                      -----------------   ------------------
       Total deposits                                                                        1,252,026            1,237,394
Short-term borrowings                                                                           16,268               12,339
Long-term debt                                                                                  43,186               31,437
Other liabilities                                                                               21,402               11,238
                                                                                      -----------------   ------------------
Total Liabilities                                                                            1,332,882            1,292,408
                                                                                      -----------------   ------------------

Shareholders' Equity:
Preferred stock, $1 par value - 5,000,000 shares authorized                                          -                    -
Common stock, $1 par value - 25,000,000 shares authorized; 7,380,671 shares issued               7,381                7,381
Additional paid-in capital                                                                      70,852               70,477
Retained earnings                                                                               91,641               88,306
Unearned compensation                                                                           (3,431)              (3,683)
Accumulated other comprehensive income                                                             172                  739
Treasury stock at cost - 1,384,676 and 1,392,626 shares                                        (28,685)             (28,803)
                                                                                      -----------------   ------------------
Total Shareholders' Equity                                                                     137,930              134,417
                                                                                      -----------------   ------------------
Total Liabilities and Shareholders' Equity                                                 $ 1,470,812           $1,426,825
                                                                                      =================   ==================

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                 (dollars in thousands, except per share data)

                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                ------------------------------------
                                                                                       2002                2001
                                                                                ----------------    ----------------
Interest and Dividend Income:
    Loans, including fees                                                              $ 17,940            $ 20,180
    Mortgage loans held for sale, including fees                                             98                  63
    Investment securities:
          Taxable interest                                                                3,586               4,996
          Tax-exempt interest                                                               248                  40
    Federal Home Loan Bank dividends                                                         41                 111
    Interest-bearing demand deposits                                                        261                 372
                                                                                ----------------    ----------------
Total interest and dividend income                                                       22,174              25,762
                                                                                ----------------    ----------------

Interest Expense:
    Deposits                                                                              7,020              11,743
    Short-term borrowings                                                                    90                 340
    Long-term debt                                                                          613                 947
                                                                                ----------------    ----------------
Total interest expense                                                                    7,723              13,030
                                                                                ----------------    ----------------
Net interest income                                                                      14,451              12,732
Provision for loan losses                                                                 1,200                 714
                                                                                ----------------    ----------------
Net interest income after provision for loan losses                                      13,251              12,018
                                                                                ----------------    ----------------
Noninterest Income:
    Service charges on deposit accounts                                                   1,959               1,969
    ATM fee income                                                                          368                 350
    Gain on sale of loans, net                                                              365                 267
    Gain on sale of assets                                                                   10                   -
    Gain (loss) on sale of investments, net                                                   5                  (8)
    Other income                                                                            880                 670
                                                                                ----------------    ----------------
Total noninterest income                                                                  3,587               3,248
                                                                                ----------------    ----------------
Noninterest Expense:
    Salaries and employee benefits                                                        5,668               4,830
    Occupancy and equipment                                                               1,363               1,376
    Amortization of acquisition intangibles                                                  82                 798
    Franchise and shares tax                                                                373                 278
    Communication and delivery                                                              634                 616
    Marketing and business development                                                      242                 228
    Data processing                                                                         335                 305
    Printing, stationery and supplies                                                       196                 205
    Other expenses                                                                        1,428               1,083
                                                                                ----------------    ----------------
Total noninterest expense                                                                10,321               9,719
                                                                                ----------------    ----------------
Income before income tax expense                                                          6,517               5,547
Income tax expense                                                                        2,130               2,056
                                                                                ----------------    ----------------
Net Income                                                                             $  4,387            $  3,491
                                                                                ================    ================

Earnings per share - basic                                                             $   0.77            $   0.59
                                                                                ================    ================
Earnings per share - diluted                                                           $   0.72            $   0.57
                                                                                ================    ================

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
                             (dollars in thousands)


                                                                                              Accumulated
                                                   Additional                                    Other
                                         Common      Paid-In      Retained      Unearned      Comprehensive    Treasury
                                         Stock       Capital      Earnings     Compensation      Income         Stock       Total
                                       ----------- ------------  ------------ -----------------------------  ----------- ----------
Balance, December 31, 2000                $ 7,381     $ 69,231      $ 77,963       $ (4,654)      $ (2,293)    $(20,586)   $127,042

Comprehensive income:
     Net income                                                        3,491                                                  3,491

     Change in unrealized loss on
     securities available for sale,
     net of deferred taxes                                                                           2,694                    2,694
                                                                                                                         ----------
Total comprehensive income                                                                                                    6,185
Cash dividends declared, $.17 per
  share                                                               (1,030)                                                (1,030)
Reissuance of treasury stock under
  stock option plan                                          5                                                       34          39
Common stock released by ESOP trust                        188                          139                                     327
Common stock earned by participants
  of recognition and retention plan
  trust, including tax benefit                              11                          105                                     116
                                       ----------- ------------  ------------ --------------  -------------  ----------- ----------
Balance, March 31, 2001                   $ 7,381     $ 69,435      $ 80,424       $ (4,410)      $    401     $(20,552)   $132,679
                                       =========== ============  ============ ==============  =============  =========== ==========


Balance, December 31, 2001                $ 7,381     $ 70,477      $ 88,306       $ (3,683)      $    739     $(28,803)   $134,417

Comprehensive income:
     Net income                                                        4,387                                                  4,387
     Change in unrealized gain on
     securities available for sale,
     net of deferred taxes                                                                            (659)                    (659)
     Change in accumulated net gains
     on cash flow hedges, net of
     deferred taxes                                                                                     92                       92
                                                                                                                         ----------
Total comprehensive income                                                                                                    3,820
Cash dividends declared, $.18 per
  share                                                               (1,052)                                                (1,052)
Reissuance of treasury stock under
  stock option plan                                         72                                                      118         190
Common stock released by ESOP trust                        275                          130                                     405
Common stock earned by participants
  of recognition and retention plan
  trust, including tax benefit                              28                          122                                     150

                                       ----------- ------------  ------------ --------------  -------------  ----------- ----------
Balance, March 31, 2002                   $ 7,381     $ 70,852      $ 91,641       $ (3,431)      $    172     $(28,685)   $137,930
                                       =========== ============  ============ ==============  =============  =========== ==========

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                                                           For the Three Months
                                                                                             Ended March 31,
                                                                                      --------------------------------
                                                                                          2002                2001
                                                                                      ------------        ------------
Cash Flows from Operating Activities:
Net income                                                                            $      4,387        $      3,491

Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                            865               1,626
      Provision for loan losses                                                              1,200                 714
      Noncash compensation expense                                                             500                 385
      Loss on sale of assets                                                                     7                   6
      (Gain) Loss on sale of investments                                                        (5)                  8
      Amortization of premium/discount on investments                                          435                (284)
      Current provision for deferred income taxes                                                -                 349
      FHLB stock dividends                                                                     (41)               (111)
      Net change in loans held for sale                                                     11,508              (3,349)
      Other, net                                                                             2,480               1,697
                                                                                      -------------       -------------
Net Cash Provided by Operating Activities                                                   21,336               4,532
                                                                                      -------------       -------------

Cash Flows from Investing Activities:
      Activity in available for sale securities:
           Sales                                                                            11,011              75,973
           Maturities, prepayments and calls                                                30,204               5,847
           Purchases                                                                       (62,321)                  -
      Activity in held to maturity securities:

           Maturities, prepayments and calls                                                 7,777               3,237
           Purchases                                                                          (635)             (9,120)
      Decrease in loans receivable, net                                                     20,574               1,841
      Purchases of premises and equipment                                                     (151)               (148)
      Proceeds from disposition of real estate owned                                           986                 515
                                                                                      -------------       -------------
Net Cash Provided by Investing Activities                                                    7,445              78,145
                                                                                      -------------       -------------

Cash Flows from Financing Activities:
      Increase in deposits                                                                  14,632              53,074
      Net change in short-term borrowings                                                    3,929             (48,202)
      Proceeds from long-term debt                                                          12,000                   -
      Repayments of long-term debt                                                            (251)            (13,678)
      Dividends paid to shareholders                                                          (992)             (1,022)
      Proceeds from sale of treasury stock for stock options exercised                         189                  39
                                                                                      -------------       -------------
Net Cash Provided by (Used in) Financing Activities                                         29,507              (9,789)
                                                                                      -------------       -------------

Net Increase In Cash and Cash Equivalents                                                   58,288              72,888
Cash and Cash Equivalents at Beginning of Period                                            51,681              34,541
                                                                                      -------------       -------------
Cash and Cash Equivalents at End of Period                                            $    109,969        $    107,429
                                                                                      =============       =============

Supplemental Schedule of Noncash Activities:
      Acquisition of real estate in settlement of loans                               $        280        $        341
                                                                                      =============       =============
Supplemental Disclosures:
Cash paid (received) for:
      Interest on deposits and borrowings                                             $      8,109        $     15,007
                                                                                      =============       =============
      Income taxes, net                                                               $        300        $        300
                                                                                      =============       =============


                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.    Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Business

The principal business of the Company is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), headquartered in New Iberia, Louisiana. The Bank operates 42 offices in its market areas located in south central Louisiana, north Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank offers discount brokerage services through its wholly owned subsidiary, Iberia Financial Services, LLC. The Bank also provides insurance services to its clients through IBERIABANK Insurance Services, LLC, a joint venture between the Bank and Burch, Marcus, Pool, Krupp, Daniel & Babineaux, Inc.

The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and to certain reserve requirements established by the Federal Reserve Board ("FRB"). As a Louisiana chartered commercial bank, the FDIC insures deposits to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Dallas ("FHLB").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBERIABANK, as well as all of the Bank's subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The statement updates, clarifies and simplifies existing accounting pronouncements on several specific, specialized matters, including extinguishments of debt and sale-leaseback transactions. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

3.    Loans Receivable

Loans receivable at March 31, 2002 and December 31, 2001 consisted of the following:


                                                                             March 31,         December 31,
      (dollars in thousands)                                                   2002                2001
      -----------------------------------------------------------------------------------------------------
       Residential mortgage loans:
            Residential 1-4 family                                          $ 184,481          $  198,403
            Construction                                                        7,627               5,915
                                                                            ---------          ----------
               Total residential mortgage loans                               192,108             204,318
                                                                            ---------          ----------
      Commercial loans:
           Real estate                                                        238,315             228,284
           Business                                                           107,367             117,530
           Lease financing receivables                                          2,274                   -
                                                                            ---------          ----------
               Total commercial loans                                         347,956             345,814
                                                                            ---------          ----------
      Consumer loans:
         Indirect automobile                                                  211,619             220,698
           Home equity                                                        115,011             114,056
           Other                                                               67,605              71,129
                                                                            ---------          ----------
               Total consumer loans                                           394,235             405,883
                                                                            ---------          ----------
               Total loans receivable                                       $ 934,299          $  956,015
                                                                            =========          ==========


4.     Earnings Per Share

For the three months ended March 31, 2002, basic earnings per share were based on 5,688,884 weighted average shares outstanding and diluted earnings per share were based on 6,075,969 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude:
(a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 145,604; (b) the weighted average shares owned by the Management Recognition Plan and Trust ("MRP") of 157,177; and (c) the weighted average shares purchased in Treasury Stock of 1,389,006.

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

The following discussion and analysis describes the major changes in the Company's financial condition and results of operations during the first three months of the year.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of any interest or dividend-bearing asset, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company's primary source of income. At March 31, 2002, the total consolidated earning assets of the Company amounted to $1.4 billion, an increase of $52.6 million, or 4.0%, from December 31, 2001.

Loans and Allowance for Possible Loan Losses -- Loans, net of unearned income, decreased $21.7 million, or 2.3%, to $934.3 million at March 31, 2002, compared to $956.0 million at December 31, 2001. The Company's loan to deposit ratio at March 31, 2002 was 74.6% compared to 77.3% at December 31, 2001.

The decrease in loans was primarily due to a reduction in residential mortgage loans of $12.2 million, or 6.0%, resulting from loans refinancing at fixed rates in the lower rate environment and normal mortgage paydowns. It is currently the Company's posture that it is preferable to sell fixed rate mortgage loans and recognize the attendant up front income rather than assume the rate risk associated with a longer term asset at the current rates. A decrease was also reflected in indirect automobile loans that were down $9.1 million, or 4.1%, during the first quarter of 2002. Indirect financing has slowed considerably over the last two quarters as a result of competitive factors. The Company continues to focus on prime indirect paper.

Additionally, over time, the company has implemented several portfolio management policies and procedures to identify credit exposures that do not meet risk profile guidelines. During the quarter, several of these credits were transitioned to other banks resulting in a reduction in the commercial loan portfolio. This will be an ongoing process as changes occur within credits and relative risk is reassessed. The New Orleans market generated the majority of the commercial loan growth offsetting this decrease. Commercial loans in this market were up 27.1% during the first quarter of this year with no one customer representing a disproportionate percentage of the increase.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $11.8 million, or 0.81% of total assets at March 31, 2002, compared to $13.0 million, or 0.91% of total assets at December 31, 2001. Based on the Company's normal loan loss reserve analysis, the Company is adequately reserved for the risk of loss in the loan portfolio at this time. The allowance for loan losses amounted to $11.5 million, or 1.23% and 174.8% of total loans and total nonperforming loans, respectively, at March 31, 2002 compared to 1.16% and 159.9%, respectively, at December 31, 2001.

The allowance for loan losses is maintained at an appropriate level based on management's analysis of the potential risk in the loan portfolio. This is the result of various factors, including historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's market area and other elements related to the collectibility of the Company's loan portfolio. Although management of the Company believes that the Company's allowance for loan losses was adequate at March 31, 2002 based on facts and circumstances available, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Investment Securities -- The Company's investment securities available for sale increased $19.8 million, or 9.0%, to $239.7 million at March 31, 2002, compared to $219.8 million at December 31, 2001. The increase was due primarily to purchases of investment securities of $62.3 million, which was partially offset by sales of $11.0 million, prepayments and maturities totaling $30.2 million, and a decrease of $659,000 in the market value of the portfolio.

The Company's investment securities held to maturity decreased $7.3 million, or 7.1%, to $94.8 million at March 31, 2002, compared to $102.1 million at December 31, 2001. This decrease was due primarily to prepayments and maturities of $7.8 million, which was partially offset by purchases of investment securities of $635,000.

Short-term Investments -- Excess overnight funds are currently invested in an interest-bearing deposit account at the Federal Home Loan Bank ("FHLB") of Dallas, the total balance of which earns interest at the ending FHLB discount rate. As a result of increased liquidity, the balance in interest-bearing deposits at other institutions increased $72.2 million to $88.0 million at March 31, 2002, compared to $15.7 million at December 31, 2001. Increased liquidity was the result of several factors including deposit growth, the impact of mortgage loan sales and investment security cash flows.

Loans Held for Sale -- Loans held for sale decreased $11.5 million, or 72.5%, to $4.4 million at March 31, 2002 compared to $15.9 million at December 31, 2001. This group of loans has primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.

Funding Sources

The primary source of funding for the Company continues to be deposits. Our focus continues to be increasing core deposits through the development of long-term relationships. Other funding sources include short-term and long-term borrowings and shareholders' equity. The following discussion highlights the major changes in the mix during the first three months of the year.

Deposits -- Deposits increased $14.6 million, or 1.2%, to $1.3 billion at March 31, 2002, compared to $1.2 billion at December 31, 2001. The increase in deposits reflects relatively balanced growth across all markets. The Company believes it to be the result of several factors including the development of customer relationships and continued calling efforts. Deposit growth consisted of a $14.2 million increase in interest-bearing checking accounts and an $18.9 million increase in savings and money market accounts. These increases were partially offset by a $17.3 million decrease in time deposits and a $1.2 million decrease in noninterest-bearing checking accounts.

Short-term Borrowings -- The Company's short-term borrowings at March 31, 2002 were comprised of $12.5 million of securities sold under agreements to repurchase and $3.8 million outstanding on a $15.0 million line of credit with a correspondent bank. Short-term borrowings increased $3.9 million, or 31.8%, to $16.3 million at March 31, 3002, compared to $12.3 million at December 31, 2001.

Long-term Borrowings -- At March 31, 2002, the Company's long-term borrowings were comprised of fixed rate advances from FHLB of Dallas. Long-term borrowings increased $11.7 million, or 37.4%, to $43.2 million at March 31, 2002, compared to $31.4 million at December 31, 2001. This increase was due primarily to borrowings of $12.0 million, which was partially offset by normal amortization payments. The remaining debt, which is composed of FHLB long-term advances, cannot be paid off without incurring substantial prepayment penalties.

Shareholders' Equity -- Shareholders' equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Total shareholders' equity increased $3.5 million, or 2.6%, to $137.9 million at March 31, 2002, compared to $134.4 million at December 31, 2001. The increase in shareholders' equity was the result of the Company's net income of $4.4 million, $405,000 of common stock released by the Company's Employee Stock Ownership Plan ("ESOP") trust, $150,000 of common stock earned by participants in the Company's Recognition and Retention Plan trust, and $190,000 from the reissuance of treasury stock for stock options exercised. Such increases were partially offset by cash dividends declared on the Company's common stock of $1.1 million and a $567,000 decrease in accumulated other comprehensive income after taxes.

RESULTS OF OPERATIONS

The Company reported net income of $4.4 million for the three months ended March 31, 2002, compared to $3.5 million earned during the three months ended March 31, 2001, an increase of $896,000, or 25.7%. The Company's net interest income increased $1.7 million, noninterest income increased $339,000, the provision for loan losses increased $486,000, noninterest expense increased $602,000, and income tax expense increased $74,000 during the three months ended March 31, 2002 compared to the first quarter of 2001.

Net Interest Income -- Net interest income is the difference between interest realized on earning assets net of interest paid on interest-bearing liabilities. The Company's average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 4.02% during the three months ended March 31, 2002, compared to 3.30% for the comparable period in 2001. The Company's net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.41% during the three months ended March 31, 2002, compared to 3.96%, for the comparable period in 2001.

Net interest income increased $1.7 million, or 13.5%, to $14.5 million for the three months ended March 31, 2002, compared to $12.7 million for the three months ended March 31, 2001. The increase was due to a $5.3 million, or 40.7%, decrease in interest expense, which was partially offset by a decrease of $3.6 million in interest income. The decrease in interest income was the result of a 130 basis point decrease in the yield earned on earning assets, which was partially offset by a $50.2 million, or 3.9% increase in the average balance of earning assets. The decrease in interest expense was the result of a 202 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $35.4 million, or 3.2%, increase in the average balance of interest-bearing liabilities.

Management believes that the Company is not significantly affected by changes in interest rates over an extended period of time; however, the Company is moderately asset sensitive in the 30-day period. As a result, interest rate reductions by the FRB have exerted downward pressure on net interest income. Over time, the Company expects that loan volume and redeployment of a portion of these funds into investment securities will improve this sensitivity. The Company will continue to monitor investment opportunities and weigh the associated risk/return. The Company has also engaged in an interest rate swap, which is a form of a derivative financial instrument, to modify its indicated net interest sensitivity to levels deemed to be appropriate. Through this instrument, interest rate risk is managed by hedging with an interest rate swap contract designed to pay fixed and receive floating interest.

Downward repricing of the maturing certificate of deposit portfolio in the current low rate environment has allowed the Company to reduce funding costs and thereby offset the negative impact of FRB rate reductions. It is believed that any potential run off in this category as a result of lowered rates will not adversely impact short-term funding needs of the Company.

Table 1 presents average balance sheets, net interest income and average interest rates for the three-month periods ended March 31, 2002 and 2001.

TABLE 1:

Average  Balances, Net  Interest  Income  and  Interest Yields / Rates

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate,
(iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Tax equivalent (TE) yields are calculated using a marginal tax rate of 35%.

                                                                             Three Months Ended March 31,
                                                       ----------------------------------------------------------------------
                                                                        2002                               2001
                                                       ---------------------------------     --------------------------------
                                                                                Average                              Average
                                                         Average                 Yield/      Average                  Yield/
(dollars in thousands)                                   Balance     Interest    Rate(1)     Balance      Interest    Rate(1)
----------------------------------------------------------------------------------------     --------------------------------
Earning  assets:
    Loans receivable:
         Mortgage  loans                               $   198,810   $  3,871    7.79%       $   283,034   $ 5,556      7.85%
         Commercial  loans (TE)                            348,106      5,688    6.72            275,082     6,111      8.93
         Consumer  and  other  loans                       398,324      8,381    8.53            376,713     8,513      9.16
         Lease Financing Receivable                            101          0    0.00                  0         0
                                                       ------------  ---------               ------------ ---------
             Total  loans                                  945,341     17,940    7.71            934,829    20,180      8.70
                                                       ------------  ---------               ------------ ---------
    Loans held for sale                                      5,982         98    6.55              3,663        63      6.88
    Investment  securities (TE)                            314,865      3,834    5.04            312,611     5,036      6.47
    Federal Home Loan Bank stock                             5,602         41    2.97              8,000       111      5.63
    Other  earning  assets                                  66,681        261    1.59             29,180       372      5.17
                                                       ------------  ---------               ------------ ---------
             Total  earning  assets                      1,338,471     22,174    6.75          1,288,283    25,762      8.05
                                                                     ---------                            ---------
    Allowance for loan losses                              (11,140)                              (10,191)
Nonearning  assets                                         122,844                                99,860
                                                       ------------                          ------------
             Total  assets                             $ 1,450,175                           $ 1,377,952
                                                       ============                          ============

Interest-bearing  liabilities:
    Deposits:
         NOW accounts                                  $   251,669        791    1.27        $   182,981       866      1.92
         Savings and money market accounts                 316,456      1,180    1.51            275,090     2,457      3.62
         Certificates  of  deposit                         525,684      5,049    3.90            576,876     8,420      5.92
                                                       ------------  ---------               ------------ ---------
             Total  deposits                             1,093,809      7,020    2.60          1,034,947    11,743      4.60
    Borrowings                                              41,679        641    6.15             74,722     1,260      6.75
    Securities sold under agreements to repurchase          11,536         62    2.15              1,964        27      5.50
                                                       ------------  ---------               ------------ ---------
             Total  interest-bearing liabilities         1,147,024      7,723    2.73          1,111,633    13,030      4.75
                                                                     ---------                            ---------
Noninterest-bearing  demand deposits                       147,435                               126,046
Noninterest-bearing  liabilities                            18,794                                10,058
                                                       ------------                          ------------
             Total  liabilities                          1,313,253                             1,247,737
Shareholders' Equity                                       136,922                               130,215
                                                       ------------                          ------------
             Total  liabilities  and  shareholders'
               equity                                  $ 1,450,175                           $ 1,377,952
                                                       ============                          ============

Net earning  assets                                    $   191,447                           $   176,650
                                                       ============                          ============
Net interest spread                                                  $ 14,451    4.02%                     $12,732      3.30%
                                                                     ========= =======                    ========= =========
Net  interest  margin (TE)                                                       4.41%                                  3.96%
                                                                               =======                              =========

Ratio  of  earning assets to
    interest-bearing liabilities                            116.69%                               115.89%
                                                       ============                          ============

----------------------------------
(1)  Annualized.

Interest Income -- The Company's total interest income was $22.2 million for the three months ended March 31, 2002, compared to $25.8 million for the three months ended March 31, 2001. The reasons for the $3.6 million decrease in interest income were a $2.2 million, or 11.1%, decrease in interest income from loans, a $1.3 million, or 24.7%, decrease in interest and dividend income on investment securities, and a $111,000 or 29.8%, decrease in interest on deposits held at other institutions. Such decreases were partially offset by an increase of $35,000, or 55.6% in interest income on loans held for sale. The decrease in interest income from loans was the result of a 99 basis point decrease in the loan yield earned thereon, which was partially offset by a $10.5 million, or 1.1%, increase in the average balance of loans. The decrease in interest and dividend income from investment securities was the result of a $144,000 decrease in the average balance of investment securities, together with a 409 basis point decrease in the yield earned thereon. The decrease in interest from deposits at other institutions was the result of a 358 basis point decrease in the yield earned thereon, which was partially offset by a $37.5 million, or 128.5%, increase in the average balance of deposits at other institutions. The increase in interest income from loans held for sale was the result of a $2.3 million, or 63.3%, increase in the average balance of loans held for sale, which was partially offset by a 33 basis point decrease in the yield earned thereon.

Interest Expense -- The Company's total interest expense was $7.7 million for the three months ended March 31, 2002, compared to $13.0 million for the three months ended March 31, 2001. The reasons for the $5.3 million, or 40.7%, decrease in total interest expense was due to a $4.7 million, or 40.2%, decrease in interest expense on deposits as a result of a 200 basis point decrease in the cost of such deposits, a $250,000 or 73.5% decrease in short-term borrowings, and a $334,000 or 35.3%, decrease in long-term borrowings as a result of a $33.0 million, or 44.2%, decrease in the average balance on borrowings, together with a 60 basis point decrease in the cost of such borrowings.

Provision For Loan Losses -- Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses.

For the three months ended March 31, 2002, the provision for loan losses was $1.2 million as compared to $714,000 for the same period in 2001. The higher provision is primarily attributable to loan growth and changes in the mix of loans from period to period. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.23% at March 31, 2002, compared to 1.10% at March 31, 2001.

Noninterest Income -- The Company's total noninterest income was $3.6 million for the three months ended March 31, 2002, compared to $3.2 million for the same period in 2001. Noninterest income increased $339,000, or 10.4%, for the three months ended March 31, 2002, compared to the same period in 2001. The increase was due primarily to a $98,000 increase in gains on the sale of mortgage loans in the secondary market and a $263,000 increase in earnings and cash surrender value of bank owned life insurance. All other net noninterest income decreased $45,000. Additionally, the first quarter of 2002 included a $10,000 gain on the sale of assets and a $5,000 gain on the sale of investment securities, compared to an $8,000 loss on the sale of investment securities in the first quarter of 2001.

Noninterest Expense -- Noninterest expense includes costs related to salary and employee benefits, occupancy and equipment, communication and delivery, marketing and business development, amortization of acquisition intangibles and other expenses. Noninterest expense increased $602,000, or 6.2%, for the three months ended March 31, 2002, to $10.3 million, compared to $9.7 million for the three months ended March 31, 2001. This increase is due in part to an $838,000 increase in salaries and employee benefits. Included in this increase were $477,000 in salary expense partially attributable to improving overall staffing across the state as opportunities arose, a $280,000 increase in hospitalization expense, and an $81,000 increase in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock. Other increases included $95,000 in the franchise and share tax assessment and $30,000 in data processing. Other noninterest expenses increased by $355,000, including increases of $63,000 for net cost of OREO property and $62,000 for credit and loan related expenses. Such increases were partially offset by a pre-tax decrease of $716,000 from non-amortization of goodwill as a result of adopting FAS 142.

Income Tax Expense -- Income tax expense increased $74,000, or 3.6%, for the three months ended March 31, 2002 to $2.1 million as compared to the three months ended March 31, 2001. The increase in income tax expense was due primarily to the increase in income before income taxes. The effective tax rate for the three months ended March 31, 2002 and 2001 was 32.7% and 37.1%, respectively. The difference between the effective tax rate and the statutory tax rate primarily relate to variances in the items that are either nontaxable or non-deductible, mainly the non-deductible portion of the ESOP compensation expense and the nontaxable portion of municipal investments. Additionally, prior to adoption of FAS 142 on January 1, 2002, a portion of the acquisition intangible amortization was non-deductible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits as well as borrowings. At March 31, 2002, the Company had $43.2 million in outstanding advances from the Federal Home Loan Bank of Dallas.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At March 31, 2002, the total approved loan commitments outstanding amounted to $43.5 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $159.2 million. Certificates of deposit scheduled to mature in twelve months or less at March 31, 2002 totaled $405.0 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At March 31, 2002, the Company and the Bank had regulatory capital that was in excess of regulatory requirements. The Company's actual levels and current requirements as of March 31, 2002 are detailed below (dollars in thousands):

                                 Actual Capital            Required Capital
                                 --------------            ----------------
                               Amount     Percent         Amount     Percent
                               ------     -------         ------     -------
Tier 1 Leverage               $102,165      7.22%         $56,584      4.00%

Tier 1 Risk-Based             $102,165     10.35%         $39,489      4.00%

Total Risk-Based              $113,619     11.51%         $78,978      8.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2001 in Item 7A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2002. Management believes there have been no material changes in the Company's market risk since December 31, 2001.

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

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not Applicable

Item 5.    Other Information
           -----------------

           On May 2, 2002, the Company announced the following:

           o At the 2002 Annual Meeting of Stockholders held on May 1, 2002, the following directors were re-elected, each for a three-year term: Harry V. Barton, Jr., E. Stewart Shea III and Daryl G. Byrd.

           o Management has narrowed the earnings per share comfort range for the year 2002 to $2.93 to $2.98, including the favorable impact on the Company of FAS 142.

           o The Bank has reached an agreement with an investor to sell an oilfield service loan placed on nonaccrual status during 2001. A substantial reserve was previously created to cover the credit. The reserve is adequate to address the charge-off associated with the note sale.

Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------

           (a)  Exhibits

                Not Applicable

           (b)  Reports on Form 8-K

                Current Report on Form 8-K dated January 22, 2002, reporting (i) under Item 5, the issuance of a press release dated January 22, 2002, announcing earnings for the fourth quarter and fiscal year ended December 31, 2001 (the "Press Release"); (ii) under Item 7, a copy of the Press Release; and (iii) under Item 9, confirmation of comfort with the Company's previously stated range of $2.60 to $2.70 per share for 2002 fully diluted EPS, excluding the effect of FAS 142, estimated to be $0.32 to $0.33 per share annually.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IBERIABANK Corporation

Date: May 15, 2002          By:      /s/   Daryl G. Byrd
      ------------               ------------------------
                                      Daryl G. Byrd
                                      President and Chief Executive Officer

Date: May 15, 2002          By:     /s/    Marilyn W. Burch
      ------------               --------------------------
                                      Marilyn W. Burch
                                      Executive Vice President and
                                        Chief Financial Officer