Form 10-Q
period 2002-06-30
IBERIABANK CORP
filed 2002-08-14
CIK 933141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                         Commission File Number 0-25756

                             IBERIABANK Corporation
             (Exact name of registrant as specified in its charter)

                   Louisiana                                     72-1280718
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                            Identification Number)

         1101 East Admiral Doyle Drive
             New Iberia, Louisiana                                 70560
    (Address of principal executive office)                     (Zip Code)

                                 (337) 267-4458
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The Registrant had 5,946,911 shares of common stock, $1.00 par value, which were issued and outstanding as of August 12, 2002.

                      IBERIABANK CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets                                        2
              (As of June 30, 2002 and December 31, 2001)

           Consolidated Statements of Income                                  3
              (For the three and six months ended June 30, 2002 and 2001)

           Consolidated Statements of Shareholders' Equity                    4
              (For the six months ended June 30, 2002 and 2001)

           Consolidated Statements of Cash Flows                              5
              (For the six months ended June 30, 2002 and 2001)

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        17

Part II.   Other Information

Item 1.    Legal Proceedings                                                 18

Item 2.    Changes in Securities and Use of Proceeds                         18

Item 3.    Defaults Upon Senior Securities                                   18

Item 4.    Submission of Matters to a Vote of Security Holders               18

Item 5.    Other Information                                                 18

Item 6.    Exhibits and Reports on Form 8-K                                  18

Signatures                                                                   19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                             (dollars in thousands)

                                                           June 30,    December 31,
                                                             2002          2001
                                                          ----------   ------------
Assets
Cash and due from banks                                   $   34,077    $   35,945
Interest-bearing deposits in banks                            18,622        15,736
                                                          ----------    ----------
      Total cash and cash equivalents                         52,699        51,681
Investment securities:
   Available for sale, at fair value                         233,862       219,825
   Held to maturity, fair values of $91,817 and
      $102,116, respectively                                  90,023       102,082
Federal Home Loan Bank stock, at cost                          5,684         5,600
Mortgage loans held for sale                                   2,419        15,867
Loans, net of unearned income                                972,628       956,015
Allowance for loan losses                                    (11,770)      (11,117)
                                                          ----------    ----------
      Loans, net                                             960,858       944,898
Premises and equipment, net                                   18,978        19,455
Goodwill                                                      35,401        35,401
Other assets                                                  36,835        32,016
                                                          ----------    ----------
Total Assets                                              $1,436,759    $1,426,825
                                                          ==========    ==========

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
   Noninterest-bearing                                    $  144,341    $  154,580
   Interest-bearing                                        1,050,277     1,082,814
                                                          ----------    ----------
      Total deposits                                       1,194,618     1,237,394
Short-term borrowings                                         45,442        12,339
Long-term debt                                                42,615        31,437
Other liabilities                                             10,537        11,238
                                                          ----------    ----------
Total Liabilities                                          1,293,212     1,292,408
                                                          ----------    ----------

Shareholders' Equity:
Preferred stock, $1 par value - 5,000,000
   shares authorized                                              --            --
Common stock, $1 par value - 25,000,000
   shares authorized; 7,380,671 shares issued                  7,381         7,381
Additional paid-in capital                                    71,278        70,477
Retained earnings                                             95,227        88,306
Unearned compensation                                         (3,183)       (3,683)
Accumulated other comprehensive income                         1,435           739
Treasury stock at cost - 1,365,921 and 1,392,626 shares      (28,591)      (28,803)
                                                          ----------    ----------
Total Shareholders' Equity                                   143,547       134,417
                                                          ----------    ----------
Total Liabilities and Shareholders' Equity                $1,436,759    $1,426,825
                                                          ==========    ==========

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                  (dollars in thousands, except per share data)

                                                      For the Three Months   For the Six Months
                                                         Ended June 30,        Ended June 30,
                                                      --------------------   ------------------
                                                        2002       2001        2002      2001
                                                       -------   -------      -------   -------
Interest and Dividend Income:
   Loans, including fees                               $17,658   $20,334      $35,598   $40,514
   Mortgage loans held for sale, including fees             59       198          157       261
   Investment securities:
      Taxable interest                                   3,874     4,288        7,460     9,284
      Tax-exempt interest                                  271        75          519       115
   Federal Home Loan Bank dividends                         42        73           83       184
   Interest-bearing demand deposits                        112       856          373     1,228
                                                       -------   -------      -------   -------
Total interest and dividend income                      22,016    25,824       44,190    51,586
                                                       -------   -------      -------   -------

Interest Expense:
   Deposits                                              6,303    11,437       13,323    23,180
   Short-term borrowings                                    98        73          188       413
   Long-term debt                                          677       804        1,290     1,751
                                                       -------   -------      -------   -------
Total interest expense                                   7,078    12,314       14,801    25,344
                                                       -------   -------      -------   -------
Net interest income                                     14,938    13,510       29,389    26,242
Provision for loan losses                                1,798       896        2,998     1,610
                                                       -------   -------      -------   -------
Net interest income after provision for loan losses     13,140    12,614       26,391    24,632
                                                       -------   -------      -------   -------

Noninterest Income:
   Service charges on deposit accounts                   2,629     2,055        4,588     4,024
   ATM fee income                                          419       373          787       723
   Gain on sale of mortgage loans, net                     431       623          796       890
   Gain on sale of assets                                  391        --          401        --
   Gain on sale of investments, net                         --       123            5       115
   Other income                                          1,072       570        1,952     1,240
                                                       -------   -------      -------   -------
Total noninterest income                                 4,942     3,744        8,529     6,992
                                                       -------   -------      -------   -------

Noninterest Expense:
   Salaries and employee benefits                        5,986     5,426       11,654    10,256
   Occupancy and equipment                               1,361     1,401        2,724     2,777
   Amortization of acquisition intangibles                  75       792          157     1,590
   Franchise and shares tax                                373       367          746       645
   Communication and delivery                              626       625        1,261     1,241
   Marketing and business development                      272       276          514       504
   Data processing                                         341       310          676       615
   Printing, stationery and supplies                       165       187          361       392
   Other expenses                                        1,996     1,271        3,423     2,354
                                                       -------   -------      -------   -------
Total noninterest expense                               11,195    10,655       21,516    20,374
                                                       -------   -------      -------   -------
Income before income tax expense                         6,887     5,703       13,404    11,250
Income tax expense                                       2,246     2,116        4,376     4,172
                                                       -------   -------      -------   -------

Net Income                                             $ 4,641   $ 3,587      $ 9,028   $ 7,078
                                                       =======   =======      =======   =======
Earnings per share - basic                             $  0.81   $  0.61      $  1.58   $  1.20
                                                       =======   =======      =======   =======
Earnings per share - diluted                           $  0.75   $  0.58      $  1.47   $  1.15
                                                       =======   =======      =======   =======

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
                             (dollars in thousands)

                                                                                                 Accumulated
                                                         Additional                                 Other
                                                Common     Paid-In    Retained     Unearned     Comprehensive   Treasury
                                                 Stock     Capital    Earnings   Compensation       Income        Stock      Total
                                                ------   ----------   --------   ------------   -------------   --------   --------
Balance, December 31, 2000                      $7,381     $69,231     $77,963     $(4,654)        $(2,293)     $(20,586)  $127,042

Comprehensive income:
   Net income                                                            7,078                                                7,078
   Change in unrealized loss on securities
   available for sale, net of deferred taxes                                                         2,358                    2,358
                                                                                                                           --------
Total comprehensive income                                                                                                    9,436
Cash dividends declared, $.34 per share                                 (2,059)                                              (2,059)
Reissuance of treasury stock under stock
   option plan, net of shares surrendered
   in payment, 16,247 shares                                    48                                                    76        124
Common stock released by ESOP trust                            414                     277                                      691
Common stock earned by participants of
   recognition and retention plan trust,
   including tax benefit                                        22                     214                                      236

Treasury stock acquired at cost, 8,500 shares                                                                       (200)      (200)

                                                ------     -------     -------     -------         -------      --------   --------
Balance, June 30, 2001                          $7,381     $69,715     $82,982     $(4,163)        $    65      $(20,710)  $135,270
                                                ======     =======     =======     =======         =======      ========   ========

Balance, December 31, 2001                      $7,381     $70,477     $88,306     $(3,683)        $   739      $(28,803)  $134,417

Comprehensive income:
   Net income                                                            9,028                                                9,028
   Change in unrealized gain on securities
   available for sale, net of deferred taxes                                                           896                      896
   Change in accumulated net loss on
   cash flow hedges, net of deferred taxes                                                            (200)                    (200)
                                                                                                                           --------
Total comprehensive income                                                                                                    9,724
Cash dividends declared, $.36 per share                                 (2,107)                                              (2,107)
Reissuance of treasury stock under stock
   option plan, net of shares surrendered in
   payment, 26,705 shares                                      126                                                   212        338
Common stock released by ESOP trust                            621                     259                                      880
Common stock earned by participants of
   recognition and retention plan trust,
   including tax benefit                                        54                     241                                      295

                                                ------     -------     -------     -------         -------      --------   --------
Balance, June 30, 2002                          $7,381     $71,278     $95,227     $(3,183)        $ 1,435      $(28,591)  $143,547
                                                ======     =======     =======     =======         =======      ========   ========

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                             For the Six Months
                                                               Ended June 30,
                                                            --------------------
                                                              2002       2001
                                                            --------   ---------
Cash Flows from Operating Activities:
Net income                                                  $  9,028   $  7,078

Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                            1,737      3,251
      Provision for loan losses                                2,998      1,610
      Noncash compensation expense                             1,061        816
      (Gain) Loss on sale of assets                             (401)        28
      Gain on sale of investments                                 (5)      (115)
      Amortization of premium/discount on investments            836         86
      Current provision for deferred income taxes                 --        349
      Write-down of real estate owned                            274         --
      FHLB stock dividends                                       (83)      (184)
      Net change in loans held for sale                       13,448    (22,968)
      Other, net                                              (7,855)      (746)
                                                            --------   --------
Net Cash Provided by (Used in) Operating Activities           21,038    (10,795)
                                                            --------   --------

Cash Flows from Investing Activities:
      Activity in available for sale securities:
         Sales                                                11,011     80,851
         Maturities, prepayments and calls                    74,152     19,725
         Purchases                                           (98,354)   (28,459)
      Activity in held to maturity securities:
         Maturities, prepayments and calls                    12,509      8,347
         Purchases                                              (635)    (5,980)
      Increase in loans receivable, net                      (25,203)    (7,239)
      Purchases of premises and equipment                     (1,039)      (457)
      Proceeds from FHLB stock redemption                         --      2,673
      Proceeds from disposition of real estate owned           1,549        760
      Cash paid in excess of cash received on branch sale     (5,999)        --
                                                            --------   --------
Net Cash Provided by (Used in) Investing Activities          (32,009)    70,221
                                                            --------   --------

Cash Flows from Financing Activities:
      (Decrease) Increase in deposits                        (30,645)    94,518
      Net change in short-term borrowings                     33,103    (48,308)
      Proceeds from issuance of long-term debt                12,000         --
      Repayments of long-term debt                              (822)   (13,917)
      Dividends paid to shareholders                          (1,985)    (1,996)
      Payments to repurchase common stock                         --       (200)
      Proceeds from sale of treasury stock for stock
         options exercised                                       338        124
                                                            --------   --------
Net Cash Provided by (Used in) Financing Activities           11,989     30,221
                                                            --------   --------

Net Increase In Cash and Cash Equivalents                      1,018     89,647
Cash and Cash Equivalents at Beginning of Period              51,681     34,541
                                                            --------   --------
Cash and Cash Equivalents at End of Period                  $ 52,699   $124,188
                                                            ========   ========
Supplemental Schedule of Noncash Activities:
      Acquisition of real estate in settlement of loans     $    832   $    732
                                                            ========   ========
      Exercise of stock options with payment in
         company stock                                      $    315   $    383
                                                            ========   ========

Supplemental Disclosures:
Cash paid for:
      Interest on deposits and borrowings                   $ 15,777   $ 27,417
                                                            ========   ========
      Income taxes                                          $  4,850   $  4,000
                                                            ========   ========

                 See Notes to Consolidated Financial Statements

                      IBERIABANK CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (the "Company") previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Business

The principal business of the Company is conducted through its wholly owned subsidiary, IBERIABANK (the "Bank"), headquartered in New Iberia, Louisiana. The Bank operates 40 offices in its market areas located in south central Louisiana, north Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank offers also offers discount brokerage services through a wholly owned subsidiary and insurance services to its clients though a joint venture between the Bank and a Louisiana based insurance agency.

The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank's chartering authority and primary regulator. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board ("FRB") and is a member of the Federal Home Loan Bank of Dallas ("FHLB"). Through June 30, 2002, the Bank was subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"). Effective July 1, 2002, upon becoming a member of the Federal Reserve Bank of Atlanta, the Bank became subject to the regulations of this governing body. The FDIC continues to insure the deposits of the Bank to the maximum extent permitted by law.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBERIABANK, as well as all of the Bank's subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Recent Accounting Pronouncements

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3. The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not currently have any activities that are subject to the provisions of this statement.

Note 3 - Earnings Per Share

For the three months ended June 30, 2002, basic earnings per share were based on 5,727,497 weighted average shares outstanding and diluted earnings per share were based on 6,202,216 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude:
(a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 132,674; (b) the weighted average shares owned by the Management Recognition Plan and Trust ("MRP") of 149,955; and (c) the weighted average shares purchased in Treasury Stock of 1,370,545.

For the six months ended June 30, 2002, basic earnings per share were based on 5,708,297 weighted average shares outstanding and diluted earnings per share were based on 6,139,441 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude:
(a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan ("ESOP") of 139,103; (b) the weighted average shares owned by the Management Recognition Plan and Trust ("MRP") of 153,546; and (c) the weighted average shares purchased in Treasury Stock of 1,379,725.

Note 4 - Goodwill and Other Intangible Assets

In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition and subsequent to their acquisition. FAS 142 provides that intangible assets with definite lives will be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but rather will be tested at least annually for impairment. Under this new accounting standard, goodwill is no longer amortized, although amortization continued for existing goodwill until the adoption of FAS 142. Under FAS 142, identifiable intangible assets other than goodwill continue to be amortized over their estimated useful lives to their estimated residual values, if any. They are reviewed for impairment in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted the provisions of FAS 142 for its fiscal year beginning January 1, 2002. In transitioning to the new accounting standard, the Company was required to assess by the end of the second quarter of 2002 whether there was an indication that goodwill was impaired at the date of adoption. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill measured as of January 1, 2002. The results of these tests did not indicate impairment on the Company's recorded goodwill. The carrying amount of goodwill not subject to amortization that will be tested annually for impairment totaled $35.4 million at January 1, 2002. Impairment losses identified after the transition period are charged to operating expense.

All acquisitions by the Company to date have been accounted for under APB 16, Business Combinations, which has been superseded by FAS 141 of the same name. Upon adoption of FAS 141 and 142 at the beginning of this year, transitional guidance provided in FAS 142 for intangibles created through these transactions was followed. Accordingly, amortization of goodwill was discontinued resulting in a reduction of noninterest expense of $2.8 million before tax and $2.0 million after tax, or $0.32 to $0.33 per diluted share on an annual basis. FASB announcements and actions in November 2001, May 2002 and August 2002 concerning the applicability of FAS 72, Accounting for Acquisitions of Certain Financial Institutions, to certain banking acquisitions has resulted in a review by the Company of the accounting for all previous acquisition transactions. At the present time, the Company continues to believe the FAS 72 is not applicable to those acquisitions. Until the issues surrounding the final resolution of FAS 72 are resolved, it remains uncertain what the financial impact on the Company, if any, will be. FASB is expected to issue a final statement in this regard prior to the end of the year. The Company will continue to monitor developments related to this issue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiary during the first six months of the year. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company's 2001 annual report on Form 10-K.

SECOND QUARTER OVERVIEW

During the second quarter of 2002, the Company earned $4.6 million, or $.75 per share on a diluted basis. This is a 29% increase over the $3.6 million, or $.58 per diluted share earned for the first quarter of 2001. In accordance with new accounting standards issued in 2001, the amortization of goodwill ceased completely beginning in 2002. The amortization of other intangible assets purchased in business combinations continues. Earnings performance for the current quarter was influenced by many factors, the key components of which are summarized below.

..    Net interest income increased by $1.4 million, or 11%, for the three months ended June 30, 2002 compared to the same period of 2001. The corresponding net interest margin on a tax-equivalent basis improved to 4.58% from 4.10%. This was largely attributable to the management of interest rates in a declining rate environment coupled with an improved mix of earning assets and interest-bearing liabilities.

..    Improvement in noninterest income of $1.2 million, or 32%, for the second quarter of this year as compared to the same period of 2001, was mainly the result of fee opportunities on deposit products and increased cash surrender values on bank-owned life insurance policies.

..    Noninterest expense increased by $.5 million, or 5%, for the quarter ended
     June 30, 2002 as compared to the same quarter last year. Compensation expense was $.6 million higher from period to period. This was due in part to the increasing cost of benefits expense and also management's commitment to make strategic hires across the Company as opportunities are presented. Other Real Estate Owned ("OREO") related charges also increased by $.4 million compared to the same quarter last year, largely the result of a writedown of a specific OREO property. These increases were offset by the quarterly impact of $.7 million from the discontinuance of goodwill amortization in 2002.

..    The Company provided $1.8 million for possible loan losses for the three months ended June 30, 2002 as compared to $.9 million for the same period of 2001 to bring the Allowance for Loan Losses as a percent of average loans to 1.21% at the end of the quarter. Net charge-offs for the second quarter of 2002 were $1.5 million, or 0.50% of average loans on an annualized basis compared to $1.3 million, or 0.42% a year earlier. Nonperforming assets decreased $3.2 million during the second quarter of this year and $4.4 million since the end of 2001.

FORWARD-LOOKING STATEMENTS

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

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of any interest or dividend-bearing asset, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company's primary source of income. At June 30, 2002, the total consolidated earning assets of the Company amounted to $1.3 billion, an increase of $6.7 million, or 0.5%, from December 31, 2001.

Loans and Allowance for Possible Loan Losses - The loan portfolio, net of sale of branch loans, increased $16.6 million, or 1.7%, to $972.6 million at June 30, 2002, compared to $956.0 million at December 31, 2001. The Company's loan to deposit ratio at June 30, 2002 was 81.4% compared to 77.3% at December 31, 2001. The following table sets forth the composition of the Company's loan portfolio for the periods indicated.

Table 1 - Loan Portfolio Composition

                                         June 30,    December 31,
(dollars in thousands)                     2002          2001
-----------------------------------------------------------------

Residential mortgage loans:
   Residential 1-4 family                $180,670      $198,403
   Construction                            11,798         5,915
                                         --------      --------
      Total residential mortgage loans    192,468       204,318
                                         --------      --------
Commercial loans:
   Real estate                            244,116       228,284
   Business                               133,512       117,530
   Lease financing receivables              2,197            --
                                         --------      --------
      Total commercial loans              379,825       345,814
                                         --------      --------
Consumer loans:
   Indirect automobile                    215,022       220,698
   Home equity                            119,308       114,056
   Other                                   66,005        71,129
                                         --------      --------
      Total consumer loans                400,335       405,883
                                         --------      --------
      Total loans receivable             $972,628      $956,015
                                         ========      ========
-----------------------------------------------------------------

The increase in loans was due primarily to increases in commercial real estate loans of $15.8 million, or 6.9%, and commercial business loans of $16.0 million, or 13.6%. Growth in the commercial loan segment came primarily from traditional commercial, private banking and institutional loans. These increases were partially offset by a reduction in residential mortgage loans of $11.8 million, or 5.8%, resulting from loans refinancing at fixed rates in the lower rate environment and normal mortgage paydowns. Historically, the Company has sold the majority of fixed rate mortgage loan originations and recognized the attendant up front income rather than assume the rate risk associated with a longer term asset. A decrease was also reflected in indirect automobile loans that were down $5.7 million, or 2.6%, during the first six months of this year. Indirect financing has slowed considerably during the last three quarters as a result of reduced demand for automobiles combined with the availability of other favorable financing alternatives in the automobile industry. The Company continues to focus on prime, or low risk, indirect paper. Also, the Company completed the sale of the Morgan City, Louisiana branch office during the second quarter of this year. The branch sale included approximately $5.4 million in total loans, of which $4.8 million were classified as consumer loans. Excluding the impact of this branch sale, direct consumer loans would have increased by an annualized level of 5.3%.

Additionally, the Company has implemented several portfolio management policies and procedures to identify credit exposures that do not meet risk profile guidelines. During the first six months of 2002, several of these credits were transitioned to other banks resulting in a reduction in the commercial loan portfolio. This will be an ongoing process as changes occur within credits and relative risk is reassessed.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $8.6 million, or 0.60% of total assets at June 30, 2002, compared to $13.0 million, or 0.91% of total assets at December 31, 2001. Based on the Company's normal loan loss reserve analysis, the Company is adequately reserved for the risk of loss in the loan portfolio at this time. The allowance for loan losses amounted to $11.8 million, or 1.21% and 328.0% of total loans and total nonperforming loans, respectively, at June 30, 2002 compared to 1.16% and 159.9%, respectively, at December 31, 2001. The following table sets forth the composition of the Company's nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 - Nonperforming Assets and Troubled Debt Restructurings

                                                     June 30,   December 31,
(dollars in thousands)                                 2002         2001
----------------------------------------------------------------------------

Nonaccrual loans:
   Commercial, financial and agricultural             $  999      $ 4,088
   Mortgage                                              235          122
   Loans to individuals                                1,324        1,053
                                                      ------      -------
      Total nonaccrual loans                           2,558        5,263
Accruing loans 90 days or more past due                1,030        1,691
                                                      ------      -------
   Total nonperforming loans                           3,588        6,954
Foreclosed property                                    5,019        6,009
                                                      ------      -------
   Total nonperforming assets                          8,607       12,963
Performing troubled debt restructurings                   --           --
                                                      ------      -------
   Total nonperforming assets and
      Troubled debt restructurings                    $8,607      $12,963
                                                      ======      =======
Nonperforming loans to total loans *                    0.37%        0.73%
Nonperforming assets to total assets *                  0.60%        0.91%
Allowance for loan losses to nonperforming loans *     328.0%       159.9%
Allowance for loan losses to total loans                1.21%        1.16%

* Nonperforming loans and assets include accruing
loans 90 days or more past due.
----------------------------------------------------------------------------

Net charge-offs for the second quarter of this year were $1.5 million, or 0.50% of average loans on an annualized basis as compared to $1.3 million for the same quarter last year, or 0.42%. The largest factor contributing to the increase related to a nonperforming loan on which a specific reserve had been placed at the end of 2001. Early in the second quarter, the Company reached an agreement to sell this debt at a discount that was within the reserves previously established. This was a significant contributing factor to the $4.4 million reduction in nonperforming assets since the end of 2001.

The allowance for loan losses is maintained at an appropriate level based on management's analysis of the potential risk in the loan portfolio. This is the result of various factors, including historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's market area and other elements related to the collectibility of the Company's loan portfolio. Although management of the Company believes that the Company's allowance for loan losses was adequate at June 30, 2002 based on facts and circumstances available, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Investment Securities - The Company's investment securities available for sale increased $14.0 million, or 6.4%, to $233.9 million at June 30, 2002, compared to $219.8 million at December 31, 2001. The increase was due primarily to purchases of investment securities of $98.4 million and an increase of $1.4 million in the market value of the portfolio, which were partially offset by sales of $11.0 million and principal amortizations, maturities and calls totaling $74.2 million.

The Company's investment securities held to maturity decreased $12.1 million, or 11.8%, to $90.0 million at June 30, 2002, compared to $102.1 million at December 31, 2001. This decrease was due primarily to principal amortizations, maturities and calls of $12.5 million, which was partially offset by purchases of investment securities of $635,000.

Short-term Investments - Excess overnight funds are currently invested in an interest-bearing deposit account at the Federal Home Loan Bank ("FHLB") of Dallas, the total balance of which earns interest at the ending FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $2.9 million to $18.6 million at June 30, 2002, compared to $15.7 million at December 31, 2001.

Mortgage Loans Held for Sale - Loans held for sale decreased $13.4 million, or 84.8%, to $2.4 million at June 30, 2002 compared to $15.9 million at December 31, 2001. This group of loans has primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.

Funding Sources

The primary source of funding for the Company continues to be deposits with a focus on increasing core deposits through the development of long-term relationships. Other funding sources include short-term and long-term borrowings and shareholders' equity. The following discussion highlights the major changes in the mix during the first six months of the year.

Deposits - Deposits decreased in part due to the sale of a branch office during the second quarter of this year that included deposits totaling approximately $12.1 million. Excluding this transaction, deposits decreased by $30.7 million, or 2.5% at June 30, 2002 compared to December 31, 2001. The decrease in deposits was due primarily to a reduction of $41.7 million, or 7.8%, in certificate of deposit accounts and a $9.7 million, or 6.3%, decrease in noninterest-bearing checking accounts. These decreases were partially offset by increases of $11.6 million in interest-bearing checking account deposits and $9.1 million in savings and money market accounts. Certificate of deposit reductions are generally the result of less aggressive pricing on non-relationship accounts in the current low rate environment and are not perceived by management as a negative trend.

Short-term Borrowings - Short-term borrowings increased $33.1 million, or 268.3%, to $45.4 million at June 30, 3002, compared to $12.3 million at December 31, 2001. The Company's short-term borrowings at June 30, 2002 were comprised of $35.0 million in FHLB advances with maturities of 30 days or less and $10.4 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and which source of funds are used to satisfy these needs.

Long-term Borrowings - At June 30, 2002, the Company's long-term borrowings were comprised of fixed rate advances from FHLB of Dallas. Long-term borrowings increased $11.2 million, or 35.6%, to $42.6 million at June 30, 2002, compared to $31.4 million at December 31, 2001. This increase was due primarily to borrowings of $12.0 million, which was partially offset by normal amortization payments.

Shareholders' Equity - Shareholders' equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Total shareholders' equity increased $9.1 million, or 6.8%, to $143.5 million at June 30, 2002, compared to $134.4 million at December 31, 2001. The increase in shareholders' equity was the result of the Company's net income of $9.0 million, $880,000 of common stock released by the Company's Employee Stock Ownership Plan ("ESOP") trust, $295,000 of common stock earned by participants in the Company's Recognition and Retention Plan trust, $338,000 from the reissuance of treasury stock for stock options exercised, and a $696,000 increase in the tax-effected net unrealized gain on securities available for sale, which is classified as accumulated other comprehensive income after taxes. Such increases were partially offset by cash dividends declared on the Company's common stock of $2.1 million. As of June 30, 2002, the Company has not repurchased any shares currently authorized under the 300,000 share repurchase program.

RESULTS OF OPERATIONS

The Company reported net income of $4.6 million for the three months ended June 30, 2002, compared to $3.6 million earned during the three months ended June 30, 2001, an increase of $1.0 million, or 29.4%. The Company's net interest income increased $1.4 million, noninterest income increased $1.2 million, the provision for loan losses increased $902,000, noninterest expense increased $540,000, and income tax expense increased $130,000 during the three months ended June 30, 2002 compared to the second quarter of 2001.

For the six months ended June 30, 2002, the Company reported net income of $9.0 million, compared to $7.1 million earned during the same period of 2001, an increase of $1.9 million, or 27.6%. The Company's net interest income increased $3.1 million, noninterest income increased $1.5 million, the provision for loan losses increased $1.4 million, noninterest expense increased $1.1 million, and income tax expense increased $204,000 when comparing the first six months of 2002 to the same period of 2001.

Net Interest Income - Net interest income is the difference between interest realized on earning assets net of interest paid on interest-bearing liabilities. The Company's average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 4.23% during the three months ended June 30, 2002, compared to 3.45% for the comparable period in 2001. The Company's net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.58% during the three months ended June 30, 2002, compared to 4.10%, for the comparable period in 2001.

Net interest income increased $1.4 million, or 10.6%, to $14.9 million for the three months ended June 30, 2002, compared to $13.5 million for the three months ended June 30, 2001. The increase was due to a $5.2 million, or 42.5%, decrease in interest expense, which was partially offset by a decrease of $3.8 million in interest income. The decrease in interest income was the result of a 113 basis point decrease in the yield earned on earning assets, which was partially offset by a $9.8 million, or 0.7%, increase in the average balance of earning assets. The decrease in interest expense was the result of a 191 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $13.5 million, or 1.2%, increase in the average balance of interest-bearing liabilities.

For the six months ended June 30, 2002, net interest income increased $3.1 million, or 12.0%, to $29.4 million, compared to $26.2 million for the first six months of 2001. The increase was due to a $10.5 million, or 41.6%, decrease in interest expense, which was partially offset by a decrease of $7.4 million in interest income. The decrease in interest income was the result of a 117 basis point decrease in the yield earned on earning assets, which was partially offset by a $29.9 million, or 2.3%, increase in the average balance of earning assets. The decrease in interest expense was the result of a 196 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $24.4 million, or 2.2%, increase in the average balance of interest-bearing liabilities.

Management believes that the Company is not significantly affected by changes in interest rates over an extended period of time. Under traditional measures of interest rate gap positions, the Company is slightly liability sensitive. As of June 30, 2002, the Company's financial model indicated that an immediate and sustained 100 basis point rise in rates over the 12 months would approximate a 3.1% decrease in net interest income, while a 100 basis point decline in rates over the same period would approximate a 1.2% increase in net interest income from an unchanged rate environment. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company will continue to monitor investment opportunities and weigh the associated risk/return. The Company has also engaged in an interest rate swap, which is a form of a derivative financial instrument, to modify its indicated net interest sensitivity to levels deemed to be appropriate. Through this instrument, interest rate risk is managed by hedging with an interest rate swap contract designed to pay fixed and receive floating interest. Additionally, less aggressive repricing of the maturing certificate of deposit portfolio in the current low rate environment has allowed the Company to reduce funding costs and thereby offset the negative impact of FRB rate reductions.

Table 3 presents average balance sheets, net interest income and average interest rates for the three and six-month periods ended June 30, 2002 and 2001.

Table 3 - Average Balances, Net Interest Income and Interest Yields / Rates

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

                                                                            Three Months Ended June 30,
                                                         -----------------------------------------------------------------
                                                                       2002                              2001
                                                         -------------------------------   -------------------------------
                                                                                 Average                           Average
                                                           Average                Yield/     Average                Yield/
(dollars in thousands)                                     Balance    Interest   Rate(1)     Balance    Interest   Rate(1)
------------------------------------------------------   ----------   --------   -------   ----------   --------   -------
Earning assets:
   Loans receivable:
      Mortgage loans                                     $  191,648    $ 3,738     7.80%   $  267,166    $ 5,323     7.97%
      Commercial loans (TE)                                 358,802      5,633     6.41       284,556      6,157     8.60
      Consumer and other loans                              399,159      8,256     8.30       392,765      8,854     9.04
      Lease financing receivables                             2,212         31     5.54             0          0
                                                         ----------    -------             ----------    -------
         Total loans                                        951,821     17,658     7.48       944,487     20,334     8.61
                                                         ----------    -------             ----------    -------
   Loans held for sale                                        4,897         59     4.82         9,695        198     8.17
   Investment securities (TE)                               338,978      4,145     5.06       276,565      4,363     6.37
   Federal Home Loan Bank stock                               5,643         42     2.99         6,729         73     4.35
   Other earning assets                                      26,479        112     1.70        80,578        856     4.26
                                                         ----------    -------             ----------    -------
         Total earning assets                             1,327,818     22,016     6.72     1,318,054     25,824     7.85
                                                                       -------                           -------
   Allowance for loan losses                                (11,244)                          (10,238)
Nonearning assets                                           122,599                            98,989
                                                         ----------                        ----------
         Total assets                                    $1,439,173                        $1,406,805
                                                         ==========                        ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts                                       $  254,623        763     1.20    $  199,020        896     1.81
      Savings and money market accounts                     319,624      1,106     1.39       286,876      2,125     2.97
      Certificates of deposit                               499,517      4,434     3.56       583,948      8,416     5.78
                                                         ----------    -------             ----------    -------
         Total interest-bearing deposits                  1,073,764      6,303     2.35     1,069,844     11,437     4.29
   Borrowings                                                50,681        719     5.61        48,007        824     6.79
   Securities sold under agreements to repurchase            11,737         56     1.89         4,792         53     4.38
                                                         ----------    -------             ----------    -------
         Total interest-bearing liabilities               1,136,182      7,078     2.49     1,122,643     12,314     4.40
                                                                       -------                           -------
Noninterest-bearing demand deposits                         145,585                           139,838
Noninterest-bearing liabilities                              16,457                            10,647
                                                         ----------                        ----------
         Total liabilities                                1,298,224                         1,273,128
Shareholders' Equity                                        140,949                           133,677
                                                         ----------                        ----------
         Total liabilities and shareholders' equity      $1,439,173                        $1,406,805
                                                         ==========                        ==========

Net earning assets                                       $  191,636                        $  195,411
                                                         ==========                        ==========
Net interest spread                                                    $14,938     4.23%                 $13,510     3.45%
                                                                       =======     ====                  =======     ====
Net interest margin (TE)                                                           4.58%                             4.10%
                                                                                   ====                              ====

Ratio of earning assets to interest-bearing liablities       116.87%                           117.41%
                                                         ==========                        ==========








                                                                             Six Months Ended June 30,
                                                         -----------------------------------------------------------------
                                                                       2002                              2001
                                                         -------------------------------   -------------------------------
                                                                                 Average                           Average
                                                           Average               Yield/      Average               Yield/
(dollars in thousands)                                     Balance    Interest   Rate(1)     Balance    Interest   Rate(1)
------------------------------------------------------   ----------   --------   -------   ----------   --------   -------
Earning assets:
   Loans receivable:
      Mortgage loans                                     $  195,209    $ 7,609     7.80%   $  275,057    $10,879     7.91%
      Commercial loans (TE)                                 353,484     11,321     6.56       279,845     12,268     8.76
      Consumer and other loans                              398,744     16,637     8.41       384,783     17,367     9.10
      Lease financing receivables                             1,162         31     5.31             0          0
                                                         ----------    -------             ----------    -------
         Total loans                                        948,599     35,598     7.59       939,685     40,514     8.65
                                                         ----------    -------             ----------    -------
   Loans held for sale                                        5,436        157     5.78         6,696        261     7.80
   Investment securities (TE)                               326,988      7,979     5.22       294,489      9,399     6.43
   Federal Home Loan Bank stock                               5,623         83     2.98         7,361        184     5.04
   Other earning assets                                      46,469        373     1.62        55,021      1,228     4.50
                                                         ----------    -------             ----------    -------
         Total earning assets                             1,333,115     44,190     6.78     1,303,252     51,586     7.95
                                                                       -------                           -------
   Allowance for loan losses                                (11,192)                          (10,214)
Nonearning assets                                           122,632                            99,421
                                                         ----------                        ----------
         Total assets                                    $1,444,555                        $1,392,459
                                                         ==========                        ==========

Interest-bearing liabilities:
   Deposits:
      NOW accounts                                       $  253,154      1,554     1.24    $  191,045      1,762     1.86
      Savings and money market accounts                     318,049      2,286     1.45       281,015      4,582     3.29
      Certificates of deposit                               512,528      9,483     3.73       580,432     16,836     5.85
                                                         ----------    -------             ----------    -------
         Total interest-bearing deposits                  1,083,731     13,323     2.48     1,052,492     23,180     4.44
   Borrowings                                                46,212      1,360     5.85        61,303      2,084     6.76
   Securities sold under agreements to repurchase            11,637        118     2.02         3,386         80     4.70
                                                         ----------    -------             ----------    -------
         Total interest-bearing liabilities               1,141,580     14,801     2.61     1,117,181     25,344     4.57
                                                                       -------                           -------
Noninterest-bearing demand deposits                         146,505                           132,980
Noninterest-bearing liabilities                              17,534                            10,352
                                                         ----------                        ----------
         Total liabilities                                1,305,620                         1,260,513
Shareholders' Equity                                        138,935                           131,946
                                                         ----------                        ----------
         Total liabilities and shareholders' equity      $1,444,555                        $1,392,459
                                                         ==========                        ==========

Net earning assets                                       $  191,535                        $  186,071
                                                         ==========                        ==========
Net interest spread                                                    $29,389     4.17%                 $26,242     3.38%
                                                                       =======     ====                  =======     ====
Net interest margin (TE)                                                           4.54%                             4.03%
                                                                                   ====                              ====

Ratio of earning assets to interest-bearing liablities       116.78%                           116.66%
                                                         ==========                        ==========

----------
(1)  Annualized

Provision For Loan Losses - Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses.

For the three months ended June 30, 2002, the provision for loan losses was $1.8 million as compared to $896,000 for the same period in 2001. For the six months ended June 30, 2002, the provision for loan losses was $3.0 million as compared to $1.6 million for the first six months of 2001. The higher provision is attributable to loan growth and changes in the mix of loans from period to period as well as net charge-offs to the previously established reserves. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.21% at June 30, 2002, compared to 1.05% at June 30, 2001.

Noninterest Income - The Company's total noninterest income was $4.9 million for the three months ended June 30, 2002, compared to $3.7 million for the same period in 2001. Noninterest income increased $1.2 million, or 32.0%, for the three months ended June 30, 2002, compared to the same period in 2001. The increase was due primarily to a $574,000 increase in service charges on deposit accounts, a $320,000 increase in earnings and cash surrender value of bank owned life insurance, a $140,000 increase in brokerage fee commissions and a $46,000 increase in ATM fee income. All other net noninterest income increased $51,000. These increases were offset by a $192,000 decrease in the gain on sale of mortgage loans in the secondary market and a $123,000 decrease in gain on sale of investment securities. Additionally, the Company completed the sale of the Morgan City, Louisiana branch office during the second quarter of 2002. The branch sale included approximately $5.4 million in loans and $12.1 million in deposits. The Company recorded a gain of $382,000 associated with the sale of this branch office during the second quarter of 2002.

For the six months ended June 30, 2002, the Company's total noninterest income was $8.5 million, compared to $7.0 million for the same period in 2001. Noninterest income increased $1.5 million, or 22.0%, for the six months ended June 30, 2002, compared to the same period in 2001. The increase was due primarily to a $564,000 increase in service charges on deposit accounts, a $583,000 increase in earnings and cash surrender value of bank owned life insurance, a $100,000 increase in brokerage fee commissions and a $64,000 increase in ATM fee income. All other net noninterest income increased $48,000. These increases were offset by a $110,000 decrease in gain on sale of investment securities and a $94,000 decrease in gain on sale of mortgage loans in the secondary market. Additionally, the first six months of 2002 includes a $382,000 gain associated with the sale of the Morgan City branch office mentioned previously.

Noninterest Expense - Noninterest expense includes costs related to salary and employee benefits, occupancy and equipment, communication and delivery, marketing and business development, amortization of acquisition intangibles and other expenses. Noninterest expense increased $540,000, or 5.1%, for the three months ended June 30, 2002, to $11.2 million, compared to $10.7 million for the three months ended June 30, 2001. This increase is due in part to a $560,000 increase in salaries and employee benefits. Included in this increase were $144,000 in salary expense partially attributable to improving overall staffing across the state as opportunities arose, a $311,000 increase in hospitalization expense and a $105,000 increase in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock. Other expense increases included $31,000 in data processing, $215,000 in legal and professional expenses, and a $274,000 writedown of an OREO property. Other net noninterest expenses increased by $239,000. Such increases were offset by decreases of $40,000 in occupancy and equipment expense, $22,000 in printing, stationery and supplies, and a pre-tax decrease of $717,000 from non-amortization of goodwill as a result of adopting FAS 142.

For the six months ended June 30, 2002, noninterest expense increased $1.1 million, or 5.6%, to $21.5 million, compared to $20.4 million for the same period in 2001. This increase is due in part to a $1.4 million increase in salaries and employee benefits. Included in this increase were $621,000 in salary expense, a $591,000 increase in hospitalization expense and a $186,000 increase in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company's common stock. Other increases included $101,000 in the franchise and share tax assessment, $61,000 in data processing, $295,000 in legal and professional expenses, and a $274,000 writedown of an OREO property as previously mentioned. Other net noninterest expenses increased by $530,000. Such increases were partially offset by decreases of $53,000 in occupancy and equipment expense, $31,000 in printing, stationery and supplies, and a pre-tax decrease of $1.4 million from non-amortization of goodwill as a result of adopting FAS 142.

Income Tax Expense - Income tax expense increased $130,000, or 6.1%, for the three months ended June 30, 2002 to $2.2 million, compared to $2.1 million for the three months ended June 30, 2001. The effective tax rate for the three months ended June 30, 2002 and 2001 was 32.6% and 37.1%, respectively. For the six months ended June 30, 2002, income tax expense increased $204,000, or 4.9%, to $4.4 million, compared to $4.2 million for the first six months of 2001. The effective tax rate for the six months ended June 30, 2002 and 2001 was 32.6% and 37.1%, respectively. The increase in income tax expense was due primarily to the increase in income before income taxes. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of municipal investments and nontaxable portion of bank owned life insurance policies. Additionally, prior to the adoption of FAS 142 on January 1, 2002, a portion of the acquisition intangible amortization was nondeductible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings. At June 30, 2002, the Company had $77.6 million in outstanding advances from the Federal Home Loan Bank of Dallas.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2002, the total approved loan commitments outstanding amounted to $18.9 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $181.0 million. Certificates of deposit scheduled to mature in twelve months or less at June 30, 2002 totaled $368.4 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2002, the Company and the Bank had regulatory capital that was in excess of regulatory requirements. The Company's actual levels and current requirements as of June 30, 2002 are detailed below:

                            Actual Capital      Required Capital
                          ------------------   -----------------
(dollars in thousands):    Amount    Percent    Amount   Percent
-----------------------   --------   -------   -------   -------

Tier 1 Leverage           $106,603     7.59%   $56,147    4.00%

Tier 1 Risk-Based         $106,603    10.59%   $40,270    4.00%

Total Risk-Based          $118,373    11.76%   $80,539    8.00%

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

          Not Applicable

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on May 1, 2002.

          1. With respect to the election of three directors to serve three-year terms expiring in the year 2005 and until their successors are elected and qualified, the following are the number of shares voted for each nominee:

                                                              Broker
                     Nominees            For      Withheld   Non-vote
               ------------------------------------------------------

               Harry V. Barton, Jr.   4,682,976     47,563     None
               Daryl G. Byrd          4,528,815    201,724     None
               E. Stewart Shea III    4,687,515     43,024     None

          2. With respect to the ratification of the appointment of Castaing, Hussey & Lolan, LLC as the Company's independent auditors for the fiscal year ending December 31, 2002, the following are the number of shares voted:

                                                    Broker
                      For      Against   Abstain   Non-vote
                   ----------------------------------------

                   4,704,342    18,050    8,147      None

Item 5. Other Information

                    Not Applicable

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    Exhibit 99.1 Certification Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002 - Chief Executive Officer

                    Exhibit 99.2 Certification Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002 - Chief Financial Officer

          (b)  Reports on Form 8-K

                    Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IBERIABANK Corporation


Date: August 14, 2002       By: /s/   Daryl G. Byrd
                                ------------------------------------------------
                                Daryl G. Byrd
                                President and Chief Executive Officer


Date: August 14, 2002       By: /s/    Marilyn W. Burch
                                ------------------------------------------------
                                Marilyn W. Burch
                                Executive Vice President and Chief Financial
                                Officer