Form 10-Q
period 2002-09-30
IBERIABANK CORP
filed 2002-11-13
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-25756

IBERIABANK Corporation

(Exact name of registrant as specified in its charter)

Louisiana	72-1280718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1101 East Admiral Doyle Drive
New Iberia, Louisiana	70560

(Address of principal executive office)	(Zip Code)

(337) 521-4003

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The Registrant had 5,791,600 shares of common stock, $1.00 par value, which were issued and outstanding as of  November 7, 2002.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1.         Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS  (unaudited)
(dollars in thousands)

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$40,256	$35,945
Interest-bearing deposits in banks	5,903	15,736

Total cash and cash equivalents	46,159	51,681
Investment securities:
Available for sale, at fair value	244,213	219,825
Held to maturity, fair values of $75,184 and $102,116, respectively	72,875	102,082
Mortgage loans held for sale	7,827	15,867
Loans, net of unearned income	1,003,103	956,015
Allowance for loan losses	(12,518)	(11,117)

Loans, net	990,585	944,898
Premises and equipment, net	18,596	19,455
Goodwill	35,401	35,401
Other assets	44,391	37,616

Total Assets	$1,460,047	$1,426,825

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$151,078	$154,580
Interest-bearing	1,061,431	1,082,814

Total deposits	1,212,509	1,237,394
Short-term borrowings	47,296	12,339
Long-term debt	37,919	31,437
Other liabilities	19,292	11,238

Total Liabilities	1,317,016	1,292,408

Shareholders’ Equity:
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 7,380,671 shares issued	7,381	7,381
Additional paid-in-capital	71,739	70,477
Retained earnings	98,783	88,306
Unearned compensation	(2,937)	(3,683)
Accumulated other comprehensive income	1,534	739
Treasury stock at cost - 1,479,787 and 1,392,626 shares	(33,469)	(28,803)

Total Shareholders’ Equity	143,031	134,417

Total Liabilities and Shareholders’ Equity	$1,460,047	$1,426,825

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME  (unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Interest and Dividend Income:
Loans, including fees	$17,858	$19,808	$53,456	$60,322
Mortgage loans held for sale, including fees	75	224	231	485
Investment securities:
Taxable interest	3,383	4,188	10,843	13,472
Tax-exempt interest	272	119	791	234
Dividends on investments	85	51	169	235
Interest-bearing demand deposits	47	832	420	2,060

Total interest and dividend income	21,720	25,222	65,910	76,808

Interest Expense:
Deposits	5,902	10,722	19,225	33,902
Short-term borrowings	180	98	368	511
Long-term debt	628	806	1,918	2,557

Total interest expense	6,710	11,626	21,511	36,970

Net interest income	15,010	13,596	44,399	39,838
Provision for loan losses	1,500	1,088	4,498	2,698

Net interest income after provision for loan losses	13,510	12,508	39,901	37,140

Noninterest Income:
Service charges on deposit accounts	2,746	1,981	7,334	6,005
ATM fee income	402	371	1,189	1,094
Gain on sale of mortgage loans, net	610	530	1,406	1,421
Gain on sale of assets	8	50	409	50
Gain (loss) on sale of investments, net	(46)	3	(41)	118
Other income	1,013	738	2,965	1,977

Total noninterest income	4,733	3,673	13,262	10,665

Noninterest Expense:
Salaries and employee benefits	5,584	5,371	17,238	15,627
Occupancy and equipment	1,364	1,341	4,088	4,118
Amortization of acquisition intangibles	67	784	224	2,374
Franchise and shares tax	476	366	1,222	1,012
Communication and delivery	633	641	1,894	1,882
Marketing and business development	266	121	780	625
Data processing	396	334	1,072	948
Printing, stationery and supplies	158	195	519	587
Other expenses	2,355	1,253	5,778	3,607

Total noninterest expense	11,299	10,406	32,815	30,780

Income before income tax expense	6,944	5,775	20,348	17,025
Income tax expense	2,236	2,111	6,612	6,283

Net Income	$4,708	$3,664	$13,736	$10,742

Earnings per share - basic	$0.83	$0.62	$2.41	$1.82

Earnings per share - diluted	$0.76	$0.59	$2.23	$1.74

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY  (unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2000	$7,381	$69,231	$77,963	$(4,654)	$(2,293)	$(20,586)	$127,042
Comprehensive income:
Net income			10,742				10,742
Change in unrealized loss on securities available for sale, net of deferred taxes					3,792		3,792

Total comprehensive income							14,534
Cash dividends declared, $.52 per share			(3,124)				(3,124)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 27,881 shares		75				175	250
Common stock released by ESOP trust		675		413			1,088
Common stock earned by participants of recognition and retention plan trust, including tax benefit		36		327			363
Treasury stock acquired at cost, 166,000 shares						(4,759)	(4,759)

Balance, September 30, 2001	$7,381	$70,017	$85,581	$(3,914)	$1,499	$(25,170)	$135,394

Balance, December 31, 2001	$7,381	$70,477	$88,306	$(3,683)	$739	$(28,803)	$134,417
Comprehensive income:
Net income			13,736				13,736
Change in unrealized gain on securities available for sale, net of deferred taxes					1,484		1,484
Change in accumulated net loss on cash flow hedges, net of deferred taxes					(689)		(689)

Total comprehensive income							14,531
Cash dividends declared, $.56 per share			(3,259)				(3,259)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 44,939 shares		188				386	574
Common stock released by ESOP trust		993		385			1,378
Common stock earned by participants of recognition and retention plan trust, including tax benefit		81		361			442
Treasury stock acquired at cost, 132,100 shares						(5,052)	(5,052)

Balance, September 30, 2002	$7,381	$71,739	$98,783	$(2,937)	$1,534	$(33,469)	$143,031

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)
	For the Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$13,736	$10,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,583	4,860
Provision for loan losses	4,498	2,698
Noncash compensation expense	1,659	1,288
Gain on sale of assets	(401)	(15)
Loss (Gain) on sale of investments	41	(118)
Amortization of premium/discount on investments	1,237	302
Current provision for deferred income taxes	—	349
Write-down of real estate owned	697	—
FHLB stock dividends	(126)	(235)
Net change in loans held for sale	8,040	(8,069)
Other, net	(130)	27,616

Net Cash Provided by Operating Activities	31,834	39,418

Cash Flows from Investing Activities:
Activity in available for sale securities:
Sales	23,722	95,861
Maturities, prepayments and calls	121,609	44,677
Purchases	(168,280)	(84,101)
Activity in held to maturity securities:
Maturities, prepayments and calls	29,578	13,389
Purchases	(635)	(37,269)
Increase in loans receivable, net	(56,717)	(23,146)
Proceeds from sale of premises and equipment	—	54
Purchases of premises and equipment	(1,223)	(1,007)
Purchase of FRB stock	(2,754)	—
Proceeds from FHLB stock redemption	—	2,674
Proceeds from disposition of real estate owned	2,117	996
Cash paid in excess of cash received on branch sale	(5,999)	—

Net Cash (Used in) Provided by Investing Activities	(58,582)	12,128

Cash Flows from Financing Activities:
(Decrease) Increase in deposits	(12,753)	91,400
Net change in short-term borrowings	34,957	(40,909)
Proceeds from issuance of long-term debt	12,000	—
Repayments of long-term debt	(5,518)	(14,160)
Dividends paid to shareholders	(2,982)	(2,973)
Payments to repurchase common stock	(5,052)	(4,759)
Proceeds from sale of treasury stock for stock options exercised	574	250

Net Cash Provided by Financing Activities	21,226	28,849

Net (Decrease) Increase In Cash and Cash Equivalents	(5,522)	80,395
Cash and Cash Equivalents at Beginning of Period	51,681	34,541

Cash and Cash Equivalents at End of Period	$46,159	$114,936

Supplemental Schedule of Noncash Activities:
Acquisition of real estate in settlement of loans	$1,119	$1,553

Exercise of stock options with payment in company stock	$315	$383

Supplemental Disclosures:
Cash paid (received) for:
Interest on deposits and borrowings	$22,723	$27,417

Income taxes	$6,470	$6,200

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included.  These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (the “Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Business

The principal business of the Company is conducted through its wholly owned subsidiary, IBERIABANK (the “Bank”), headquartered in New Iberia, Louisiana. The Bank operates 39 offices in its market areas located in south central Louisiana, north Louisiana and the greater New Orleans area.  The Bank provides a variety of financial services to individuals and businesses throughout its service area.  Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans.  The Bank also offers discount brokerage services through a wholly owned subsidiary and insurance services to its clients through a joint venture between the Bank and a Louisiana-based insurance agency.

The Bank is subject to examination and regulation by the Office of Financial Institutions of the State of Louisiana, which is the Bank’s chartering authority and primary regulator.  The Bank is also subject to certain reserve requirements established by the Federal Reserve Board (“FRB”) and is a member of the Federal Home Loan Bank of Dallas (“FHLB”). Through June 30, 2002, the Bank was subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”).  Effective July 1, 2002, the Bank became subject to the regulations of the Federal Reserve Bank of Atlanta upon becoming a member of this governing body. The FDIC continues to insure the deposits of the Bank to the maximum extent permitted by law.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBERIABANK, as well as all of the Bank’s subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  The Statement updates, clarifies and simplifies existing accounting pronouncements on several specific, specialized matters, including extinguishments of debt and sale-leaseback transactions.  The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. 94-3.  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not currently have any activities that are subject to the provisions of this statement.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and 142.  This Statement also clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.  Under transition guidance, previously recognized unidentifiable intangible assets from a transaction that was a business combination shall be reclassified to goodwill as of the date of the adoption of FAS 142, and any interim financial statements issued for periods after the adoption of FAS 142 that reflect amortization of the unidentifiable intangible asset shall be restated to remove such amortization.  The provisions of this Statement are effective on October 1, 2002.  The transition guidance for previously recognized unidentifiable intangible assets is effective on October 1, 2002, with earlier application permitted.  The Company does not have any unidentifiable intangible assets resulting from prior transactions accounted for under FAS 72, as such, the adoption of FAS 147 will not have any effect on the financial position or results of operations of the Company.  See Note 4 of Notes to Consolidated Financial Statements.

Note 3 – Earnings Per Share

For the three months ended September 30, 2002, basic earnings per share were based on 5,706,140 weighted average shares outstanding and diluted earnings per share were based on 6,202,722 weighted average shares outstanding.  For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 119,940; (b) the weighted average shares owned by the Management Recognition Plan and Trust (“MRP”) of 139,342; and (c) the weighted average shares purchased in Treasury Stock of 1,415,249.

For the nine months ended September 30, 2002, basic earnings per share were based on 5,707,570 weighted average shares outstanding and diluted earnings per share were based on 6,160,767 weighted average shares outstanding.  For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 132,645; (b) the weighted average shares owned by the Management Recognition Plan and Trust (“MRP”) of 149,014; and (c) the weighted average shares purchased in Treasury Stock of 1,391,442.

Note 4 – Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets.  This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion (“APB”) No. 17, Intangible Assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition and subsequent to their acquisition.  FAS 142 provides that intangible assets with definite lives will be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but rather will be tested at least annually for impairment.   Under this new accounting standard, goodwill is no longer amortized, although amortization continued for existing goodwill until the adoption of FAS 142.  Under FAS 142, identifiable intangible assets other than goodwill continue to be amortized over their estimated useful lives to their estimated residual values, if any.

They are reviewed for impairment in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted the provisions of FAS 142 for its fiscal year beginning January 1, 2002. In transitioning to the new accounting standard, the Company was required to assess by the end of the second quarter of 2002 whether there was an indication that goodwill was impaired at the date of adoption.  During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill measured as of January 1, 2002.  The results of these tests did not indicate impairment on the Company’s recorded goodwill.  The carrying amount of goodwill not subject to amortization that will be tested annually for impairment totals $35.4 million.  The Company has made the decision to conduct annual impairment testing in the fourth quarter of each year to facilitate the rendering of the audit opinion.  Impairment losses identified after the transition period are charged to operating expense.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiary during the first nine months of the year. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes.  This discussion and analysis should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which would cause actual results to differ materially from the estimates.  These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

THIRD QUARTER OVERVIEW

During the third quarter of 2002, the Company earned $4.7 million, or $.76 per share on a diluted basis.  This is a 29% increase over the $3.7 million, or $.59 per diluted share, earned for the third quarter of 2001.  In accordance with new accounting standards issued in 2001, the amortization of goodwill ceased completely beginning in 2002.  Excluding this benefit, net income increased 14.7% over the same quarter last year.  Earnings performance for the current quarter was influenced by many factors, the key components of which are summarized below.

•

Net interest income increased by $1.4 million, or 10%, for the three months ended September 30, 2002 compared to the same period of 2001.  The corresponding net interest margin on a tax-equivalent basis improved to 4.58% from 4.02%.  This was largely attributable to the continued management of interest rates in a declining rate environment coupled with an improved mix of earning assets and interest-bearing liabilities.

•

Improvement in noninterest income of $1.1 million, or 29%, for the third quarter of this year as compared to the same period of 2001, was mainly driven by fee opportunities on deposit products, increased cash surrender values on bank-owned life insurance policies and gains on the sales of mortgage loans.

•

Noninterest expense increased by $.9 million, or 9%, for the quarter ended September 30, 2002 as compared to the same quarter last year. This was due in part to the increasing cost of benefits expense and also additional costs associated with strategic hires and infrastructure improvements.   Additionally, Other Real Estate Owned (“OREO”) related charges increased by $.5 million compared to the same quarter last year, largely the result of writedowns on two specific OREO properties.  These increases were offset by the quarterly impact of $.7 million from the discontinuance of goodwill amortization in 2002.

•

The Company provided $1.5 million for possible loan losses for the three months ended September 30, 2002 as compared to $1.1 million for the same period of 2001 to bring the Allowance for Loan Losses as a percent of total loans to 1.25% at the end of the quarter.  Net charge-offs for the third quarter of 2002 were $.8 million, or 0.30% of average loans on an annualized basis compared to $.9 million, or 0.39% a year earlier.  Nonperforming assets decreased $.8 million during the third quarter of this year and $5.1 million since the end of 2001.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of any interest or dividend-bearing asset, including loans, securities, short-term investments and loans held for sale.  Interest income associated with earning assets is the Company’s primary source of income.  At September 30, 2002, the total consolidated earning assets of the Company amounted to $1.3 billion, an increase of $25.0 million, or 1.9%, from December 31, 2001.

Loans and Allowance for Possible Loan Losses – The loan portfolio, net of sale of branch loans, increased $47.1 million, or 4.9%, to $1.0 billion at September 30, 2002, compared to $956.0 million at December 31, 2001.  The Company’s loan to deposit ratio at September 30, 2002 was 82.7% compared to 77.3% at December 31, 2001. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

Table 1 – Loan Portfolio Composition

(dollars in thousands)	September 30, 2002	December 31, 2001

Residential mortgage loans:
Residential 1-4 family	$178,589	$198,403
Construction	15,241	5,915

Total residential mortgage loans	193,830	204,318

Commercial loans:
Real estate	246,680	228,284
Business	154,777	117,530
Lease financing receivables	2,124	—

Total commercial loans	403,581	345,814

Consumer loans:
Indirect automobile	217,829	220,698
Home equity	121,831	114,056
Other	66,032	71,129

Total consumer loans	405,692	405,883

Total loans receivable	$1,003,103	$956,015

The increase in loans was largely due to increases in commercial real estate loans of $18.4 million, or 8.1%, and commercial business loans of $37.2 million, or 31.7%.   Growth in the commercial loan segment came primarily from traditional commercial, private banking and institutional loans.  These increases were partially offset by a reduction in residential mortgage loans of $19.8 million, or 10.0%, resulting from loans refinancing at fixed rates in the lower rate environment and normal mortgage paydowns.  The Company continues to sell the majority of fixed rate mortgage loan originations and recognize the attendant up front income rather than assume the rate risk associated with a longer term asset.  A decrease was also reflected in indirect automobile loans that were down $2.9 million, or 1.3%, during the first nine months of this year, mainly the result of increased competition from manufacturers as well as a conscious decision to slow down growth in this category.  The Company continues to focus on prime, or low risk, indirect paper.  Also, the Company completed the sale of the Morgan City, Louisiana branch office during the second quarter of this year.  The branch sale included approximately $5.4 million in total loans, of which $4.8 million were classified as consumer loans.  Excluding the impact of this branch sale, direct consumer loans would have increased by an annualized level of 5.4%.

Portfolio management policies and procedures were implemented earlier this year to identify credit exposures that do not meet risk profile guidelines.  During the first nine months of 2002, several of these credits were transitioned to other banks resulting in a reduction in the commercial loan portfolio.  This will be an ongoing process as changes occur within credits and relative risk is reassessed.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $7.8 million, or 0.54% of total assets at September 30, 2002, compared to $13.0 million, or 0.91% of total assets at December 31, 2001.  Based on the Company’s normal loan loss reserve analysis, the Company is adequately reserved for the risk of loss in the loan portfolio at this time.  The allowance for loan losses amounted to $12.5 million, or 1.25% and 354.5% of total loans and total nonperforming loans, respectively, at September 30, 2002 compared to 1.16% and 159.9%, respectively, at December 31, 2001.  The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 – Nonperforming Assets and Troubled Debt Restructurings

(dollars in thousands)	September 30, 2002	December 31, 2001

Nonaccrual loans:
Commercial, financial and agricultural	$638	$4,088
Mortgage	235	122
Loans to individuals	1,287	1,053

Total nonaccrual loans	2,160	5,263
Accruing loans 90 days or more past due	1,371	1,691

Total nonperforming loans	3,531	6,954
OREO and other foreclosed property	4,306	6,009

Total nonperforming assets	7,837	12,963
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$7,837	$12,963

Nonperforming loans to total loans *	0.35%	0.73%
Nonperforming assets to total assets *	0.54%	0.91%
Allowance for loan losses to nonperforming loans *	354.5%	159.9%
Allowance for loan losses to total loans	1.25%	1.16%

* Nonperforming loans and assets include accruing loans 90 days or more past due.

All categories of nonperforming assets reflected improvement since the end of 2001.  The decrease in nonperforming assets of $5.1 million during this period was largely due to the sale of a debt during the second quarter of the year at a discount that was within reserves previously established.  OREO properties, representing approximately 55% of total nonperforming assets, are principally composed of two commercial properties carried at values below recent appraisals.  Net charge-offs for the third quarter of this year were $.8 million, or 0.30% of average loans on an annualized basis as compared to $.9 million for the same quarter last year, or 0.39%. At September 30, 2002, management was not aware of any information regarding a borrower’s inability to comply with loan repayment terms on any material credit not classified as a nonperforming asset.

The allowance for loan losses is maintained at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.  This is the result of various factors, including historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s market area and other elements related to the collectibility of the Company’s loan portfolio.  Although management of the Company believes that the Company’s allowance for loan losses was adequate at September 30, 2002 based on facts and circumstances available, there can be no assurances that additions to such allowance will not be necessary in future periods, which would adversely affect the Company’s results of operations.

Investment Securities - The Company’s investment securities available for sale increased $24.4 million, or 11.1%, to $244.2 million at September 30, 2002, compared to $219.8 million at December 31, 2001.  The increase was due primarily to purchases of investment securities of $168.3 million and an increase of $2.3 million in the market value of the portfolio, which were partially offset by sales of $23.7 million and principal amortizations, maturities and calls totaling $121.6 million.

The Company’s investment securities held to maturity decreased $29.2 million, or 28.6%, to $72.9 million at September 30, 2002, compared to $102.1 million at December 31, 2001.  This decrease was due primarily to principal amortizations, maturities and calls totaling $29.6 million, which was partially offset by purchases of investment securities in this category of $635,000.

Short-term Investments - Excess overnight funds are currently invested in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the ending FHLB discount rate.  The balance in interest-bearing deposits at other institutions decreased $9.8 million, or 62.5%, to $5.9 million at September 30, 2002, compared to $15.7 million at December 31, 2001.

Mortgage Loans Held for Sale - Loans held for sale decreased $8.0 million, or 50.7%, to $7.8 million at September 30, 2002 compared to $15.9 million at December 31, 2001.  This group of loans has primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market.   In most cases, loans in this category are sold within thirty days.

Funding Sources

The primary source of funding for the Company continues to be deposits with a focus on increasing core deposits through the development of long-term relationships.  Other funding sources include short-term and long-term borrowings and shareholders’ equity.  The following discussion highlights the major changes in the mix during the first nine months of the year.

Deposits - Deposits decreased in part due to the sale of a branch office during the second quarter of this year that included deposits totaling approximately $12.1 million.  Excluding this transaction, deposits decreased by $12.8 million, or 1.0% at September 30, 2002 compared to December 31, 2001.  The decrease in deposits was due primarily to a reduction of $43.1 million, or 8.1%, in certificate of deposit accounts and a $3.0 million, or 1.9%, decrease in noninterest-bearing checking accounts.  These decreases were partially offset by increases of $16.2 million in interest-bearing checking account deposits and $17.1 million in savings and money market accounts.  Certificate of deposit reductions are generally the result of less aggressive pricing on non-relationship accounts in the current low rate environment and are not perceived by management as a negative trend.

Short-term Borrowings - Short-term borrowings increased $35.0 million, or 283.3%, to $47.3 million at September 30, 2002, compared to $12.3 million at December 31, 2001. The Company’s short-term borrowings at September 30, 2002 were comprised of $34.0 million in FHLB advances with maturities of 30 days or less and $13.3 million of securities sold under agreements to repurchase.   The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and which source of funds are used to satisfy these needs.

Long-term Borrowings - At September 30, 2002, the Company’s long-term borrowings were comprised of fixed rate advances from the FHLB.  Long-term borrowings increased $6.5 million, or 20.6%, to $37.9 million at September 30, 2002, compared to $31.4 million at December 31, 2001.  This increase was due primarily to borrowings of $12.0 million, which was partially offset by normal amortization payments.

Shareholders’ Equity - Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments.  Total shareholders’ equity increased $8.6 million, or 6.4%, to $143.0 million at September 30, 2002, compared to $134.4 million at December 31, 2001. The increase in shareholders’ equity was the result of the Company’s net income of $13.7 million, $1.4 million of common stock released by the Company’s Employee Stock Ownership Plan (“ESOP”) trust, $442,000 of common stock earned by participants in the Company’s Recognition and Retention Plan trust, $574,000 from the reissuance of treasury stock for stock options exercised, and a $1.5 million increase in the tax-effected net unrealized gain on securities available for sale, which is classified as accumulated other comprehensive income after taxes.  Such increases were partially offset by cash dividends declared on the Company’s common stock of $3.3 million, purchases of treasury stock of $5.0 million, and a $689,000 decrease in the tax-effected net unrealized loss on cash flow hedges, which is classified as accumulated other comprehensive income after taxes.  As of September 30, 2002, the Company has repurchased 132,100 shares currently authorized under the 300,000 share repurchase program.

RESULTS OF OPERATIONS

The Company reported net income of $4.7 million for the three months ended September 30, 2002, compared to $3.7 million earned during the three months ended September 30, 2001, an increase of $1.0 million, or 28.5%.  The Company’s net interest income increased $1.4 million, noninterest income increased $1.1 million, the provision for loan losses increased $412,000, noninterest expense increased $893,000, and income tax expense increased $125,000 during the three months ended September 30, 2002 compared to the third quarter of 2001.

For the nine months ended September 30, 2002, the Company reported net income of $13.7 million, compared to $10.7 million earned during the same period of 2001, an increase of $3.0 million, or 27.9%. The Company’s net interest income increased $4.6 million, noninterest income increased $2.6 million, the provision for loan losses increased $1.8 million, noninterest expense increased $2.0 million, and income tax expense increased $329,000 when comparing the first nine months of 2002 to the same period of 2001.

Net Interest Income - Net interest income is the difference between interest realized on earning assets net of interest paid on interest-bearing liabilities.  The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 4.24% during the three months ended September 30, 2002, compared to 3.44% for the comparable period in 2001.  The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.58% during the three months ended September 30, 2002, compared to 4.02%, for the comparable period in 2001.

Net interest income increased $1.4 million, or 10.4%, to $15.0 million for the three months ended September 30, 2002, compared to $13.6 million for the three months ended September 30, 2001.  The increase was due to a $4.9 million, or 42.3%, decrease in interest expense, which was partially offset by a decrease of $3.5 million in interest income.  The decrease in interest income was the result of an 85 basis point decrease in the yield earned on earning assets, together with a $21.4 million, or 1.6%, decrease in the average balance of earning assets.  The decrease in interest expense was the result of a 165 basis point decrease in the cost of interest-bearing liabilities, together with an $18.2 million, or 1.6%, decrease in the average balance of interest-bearing liabilities.

For the nine months ended September 30, 2002, net interest income increased $4.6 million, or 11.4%, to $44.4 million, compared to $39.8 million for the first nine months of 2001.  The increase was due to a $15.5 million, or 41.8%, decrease in interest expense, which was partially offset by a decrease of $10.9 million in interest income.  The decrease in interest income was the result of a 109 basis point decrease in the yield earned on earning assets, which was partially offset by a $12.6 million, or 1.0%, increase in the average balance of earning assets.  The decrease in interest expense was the result of a 185 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $10.0 million, or 0.9%, increase in the average balance of interest-bearing liabilities.

Management believes that the Company is not significantly affected by changes in interest rates over an extended period of time.  Under traditional measures of interest rate gap positions, the Company is slightly liability sensitive.  As of September 30, 2002, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the 12 months would approximate a 2.0% decrease in net interest income, while a 100 basis point decline in rates over the same period would approximate a 2.6% increase in net interest income from an unchanged rate environment. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

Table 3 presents average balance sheets, net interest income and average interest rates for the three and nine-month periods ended September 30, 2002 and 2001.

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

	Three Months Ended September 30,						Nine Months Ended September 30,

	2002			2001			2002			2001

(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)

Earning assets:
Loans receivable:
Mortgage loans	$193,280	$3,627	7.51%	$238,739	$4,625	7.75%	$194,559	$11,236	7.70%	$262,818	$15,504	7.87%
Commercial loans (TE)	391,448	5,939	6.17	304,562	6,030	7.81	366,278	17,260	6.42	288,175	18,298	8.42
Consumer and other loans	402,472	8,262	8.14	407,493	9,153	8.91	400,000	24,899	8.32	392,437	26,520	9.04
Lease financing receivables	2,164	30	5.42	0	0		1,500	61	5.36	0	0

Total loans	989,364	17,858	7.23	950,794	19,808	8.27	962,337	53,456	7.47	943,430	60,322	8.52

Loans held for sale	4,643	75	6.46	11,117	224	8.06	5,169	231	5.96	8,186	485	7.90
Investment securities (TE)	318,735	3,655	4.77	289,851	4,307	6.03	324,207	11,634	4.96	292,926	13,706	6.30
Other earning assets	18,093	132	2.89	100,466	883	3.49	40,635	589	1.94	75,216	2,295	4.08

Total earning assets	1,330,835	21,720	6.58	1,352,228	25,222	7.43	1,332,348	65,910	6.68	1,319,758	76,808	7.77

Allowance for loan losses	(12,000)			(9,798)			(11,464)			(10,074)
Nonearning assets	125,630			102,271			123,519			100,381

Total assets	$1,444,465			$1,444,701			$1,444,403			$1,410,065

Interest-bearing liabilities:
Deposits:
NOW accounts	$257,288	774	1.19	$219,571	963	1.74	$254,547	2,328	1.22	$200,658	2,725	1.82
Savings and money market accounts	316,987	1,095	1.37	296,254	1,847	2.47	317,691	3,381	1.42	286,151	6,429	3.00
Certificates of deposit	484,648	4,033	3.30	581,365	7,912	5.40	503,133	13,516	3.59	580,746	24,748	5.70

Total interest-bearing deposits	1,058,923	5,902	2.21	1,097,190	10,722	3.88	1,075,371	19,225	2.39	1,067,555	33,902	4.25
Borrowings	62,927	742	4.61	46,769	809	6.77	51,852	2,102	5.35	56,417	2,893	6.76
Securities sold under agreements to repurchase	14,054	66	1.84	10,166	95	3.66	12,451	184	1.95	5,671	175	4.07

Total interest-bearing liabilities	1,135,904	6,710	2.34	1,154,125	11,626	3.99	1,139,674	21,511	2.52	1,129,643	36,970	4.37

Noninterest-bearing demand deposits	146,818			142,164			146,610			136,076
Noninterest-bearing liabilities	17,973			12,326			17,572			11,020

Total liabilities	1,300,695			1,308,615			1,303,856			1,276,739
Shareholders’ Equity	143,770			136,086			140,547			133,326

Total liabilities and shareholders’ equity	$1,444,465			$1,444,701			$1,444,403			$1,410,065

Net earning assets	$194,931			$198,103			$192,674			$190,115

Net interest spread		$15,010	4.24%		$13,596	3.44%		$44,399	4.16%		$39,838	3.40%

Net interest margin (TE)			4.58%			4.02%			4.53%			4.03%

Ratio of earning assets to interest-bearing liabilities	117.16%			117.16%			116.91%			116.83%

(1) Annualized.

Provision For Loan Losses - Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management.  Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses.

For the three months ended September 30, 2002, the provision for loan losses was $1.5 million as compared to $1.1 million for the same period in 2001.  For the nine months ended September 30, 2002, the provision for loan losses was $4.5 million as compared to $2.7 million for the first nine months of 2001. The higher provision is attributable to loan growth and changes in the mix of loans from period to period as well as net charge-offs to the previously established reserves. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.25% at September 30, 2002, compared to 1.05% at September 30, 2001.

Noninterest Income - The Company’s total noninterest income was $4.7 million for the three months ended September 30, 2002, compared to $3.7 million for the same period in 2001.  Noninterest income increased $1.1 million, or 28.9%, for the three months ended September 30, 2002, compared to the same period in 2001.  The increase was due primarily to a $765,000 increase in service charges on deposit accounts, a $276,000 increase in earnings and cash surrender value of bank owned life insurance, an $80,000 increase in the gain on sale of mortgage loans in the secondary market and an increase of $30,000 in other net noninterest income. These increases were offset by a $42,000 decrease in gain on sale of assets and a $46,000 loss on the sale of investments as compared to a $3,000 gain in the same quarter last year.

For the nine months ended September 30, 2002, the Company’s total noninterest income was $13.3 million, compared to $10.7 million for the same period in 2001.  Noninterest income increased $2.6 million, or 24.4%, for the nine months ended September 30, 2002, compared to the same period in 2001.  The increase was due primarily to a $1.3 million increase in service charges on deposit accounts, an $859,000 increase in earnings and cash surrender value of bank owned life insurance, a $75,000 increase in brokerage fee commissions and a $95,000 increase in ATM fee income.  All other net noninterest income increased $31,000.  These increases were offset by a $15,000 decrease in gain on sale of mortgage loans in the secondary market and a $41,000 loss on the sale of investments as compared to an $118,000 gain in the same period last year.  Additionally, the first nine months of 2002 includes a $382,000 gain associated with the sale of the Morgan City, Louisiana branch office during the second quarter of 2002.  The branch sale included approximately $5.4 million in loans and $12.1 million in deposits.

Noninterest Expense - Noninterest expense includes costs related to salary and employee benefits, occupancy and equipment, communication and delivery, marketing and business development, amortization of acquisition intangibles and other expenses.  Noninterest expense increased $893,000, or 8.6%, for the three months ended September 30, 2002, to $11.3 million, compared to $10.4 million for the three months ended September 30, 2001.  This increase is due in part to a $213,000 increase in salaries and employee benefits.  Included in this increase were $315,000 in salary expense and a $102,000 increase in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company’s common stock, partially offset by a $204,000 decrease in hospitalization expense.  Other expense increases included $234,000 in legal and professional expenses, $145,000 in marketing and business development, $110,000 in franchise and share tax assessment, $62,000 in data processing and $423,000 in writedowns of OREO properties.  An additional expense related to fixed asset writedowns of $86,000 associated with delivery and infrastructure improvements was recorded during the quarter.  Other net noninterest expenses increased by $337,000.  Such increases were offset by a pre-tax decrease of $717,000 from non-amortization of goodwill as a result of adopting FAS 142.

For the nine months ended September 30, 2002, noninterest expense increased $2.0 million, or 6.6%, to $32.8 million, compared to $30.8 million for the same period in 2001.  This increase is due in part to a $1.6 million increase in salaries and employee benefits.  Included in this increase were $935,000 in salary expense partially attributable to improving overall staffing across the state as opportunities arose, a $387,000 increase in hospitalization expense, and a $289,000 increase in the ESOP retirement contribution expense caused by the increase in the average fair market value of the Company’s common stock.  Other increases included $210,000 in the franchise and share tax assessment, $155,000 in marketing and business development, $124,000 in data processing, $529,000 in legal and professional expenses and $697,000 in writedowns of OREO properties.  Other net noninterest expenses increased by $859,000.  Such increases were offset by a pre-tax decrease of $2.2 million from non-amortization of goodwill as a result of adopting FAS 142.   See Note 4 of Notes to Consolidated Financial Statements.

Income Tax Expense - Income tax expense increased $125,000, or 5.9%, for the three months ended September 30, 2002 to $2.2 million, compared to $2.1 million for the three months ended September 30, 2001.  The effective tax rate for the three months ended September 30, 2002 and 2001 was 32.2% and 36.6%, respectively.  For the nine months ended September 30, 2002, income tax expense increased $329,000, or 5.2%, to $6.6 million, compared to $6.3 million for the first nine months of 2001.  The effective tax rate for the nine months ended September 30, 2002 and 2001 was 32.5% and 36.9%, respectively.  The increase in income tax expense was due primarily to the increase in income before income taxes.  The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of municipal investments and nontaxable portion of bank owned life insurance policies.  Additionally, prior to the adoption of FAS 142 on January 1, 2002, a portion of the acquisition intangible amortization was nondeductible.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.  The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, investment securities and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition.  In addition, the Company obtains additional funds through borrowings, which provide liquidity to meet lending requirements.  At September 30, 2002, the Company had $71.9 million in outstanding advances from the FHLB. The Company has also explored other alternative funding sources such as the issuance of trust preferred securities, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the trust preferred securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits.  On a longer-term basis, the Company maintains a strategy of investing in various lending products.  The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments.  At September 30, 2002, the total approved loan commitments outstanding amounted to $20.1 million.  At the same time, commitments under unused lines of credit, including credit card lines, amounted to $178.5 million.  Certificates of deposit scheduled to mature in twelve months or less at September 30, 2002 totaled $342.4 million.  Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company.  The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At September 30, 2002, the Company and the Bank had regulatory capital that was in excess of regulatory requirements.  The Company’s actual levels and current requirements as of September 30, 2002 are detailed below:

	Actual Capital		Required Capital

(dollars in thousands):	Amount	Percent	Amount	Percent

Tier 1 Leverage	$106,061	7.53%	$56,361	4.00%
Tier 1 Risk-Based	$106,061	10.33%	$41,075	4.00%
Total Risk-Based	$118,579	11.55%	$82,150	8.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2001 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2002.  Management believes there have been no material changes in the Company’s market risk since December 31, 2001.

Item 4.   Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

On September 22, 2002, Acadiana Bancshares, Inc. ("ANA"), the parent holding company for LBA Savings Bank, Lafayette, Louisiana, entered into an Agreement and Plan of Merger (the "Agreement") with the Company, pursuant to which ANA will be merged with and into a wholly owned subsidiary of the Company (the "Merger"). The Agreement calls for the Company to pay total consideration of $39.38 for each outstanding share of ANA common stock, subject to adjustments, which consideration will consist of a mixture of the Company's common stock and cash, as described below. The Agreement provides that upon consummation of the Merger, and subject to certain further terms, conditions, limitations, procedures and adjustments set forth in the Agreement, each issued and outstanding share of common stock, par value $0.01 per share, of ANA shall, by virtue of the Merger be converted into and represent the right to receive the following consideration (the "Merger Consideration"): (i) $7.88 in cash and (ii) a number of shares of the Company's common stock with a value of $31.50 (the "Exchange Ratio") based upon the average closing price of the Company's common stock during a defined pre-closing period (the "Market Value"); provided, however that (A) if the Market Value is greater than $46.00, the Exchange Ratio will be fixed at 0.6848 and (B) if the Market Value is less than $34.00, the Exchange Ratio will be fixed at 0.9265. All options to purchase ANA common stock outstanding upon consummation of the Merger will be cancelled and in consideration of such cancellation, the option holders will receive a cash payment equal to the difference between the Merger Consideration and the exercise price of the options. In addition, LBA Savings Bank will merge with and into the Bank.

The Merger is subject to various conditions, including the approval of the Agreement by ANA's stockholders and the receipt of approvals of state and federal regulatory authorities. The Merger is currently expected to close in early 2003.

Concurrently with the execution and delivery of the Agreement, ANA entered into a Stock Option Agreement with the Company (the "Option Agreement") whereby ANA granted to the Company an option to purchase up to 4.9% of the outstanding shares of ANA common stock upon the occurrence of certain events.

The foregoing information does not purport to be complete and is qualified in its entirety by reference to the Agreement and the Option Agreement attached hereto as Exhibit 2.1 and Exhibit 10.1, respectively, and made a part hereof by reference thereto. The joint press release issued by ANA and the Company on September 23, 2002 also is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 23, 2002.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 2.1	Agreement and Plan of Merger, dated September 22, 2002, by and between IBERIABANK Corporation and Acadiana Bancshares, Inc.

		Exhibit 10.1	Stock Option Agreement, dated September 22, 2002, by and between IBERIABANK Corporation and Acadiana Bancshares, Inc.

		Exhibit 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

		Exhibit 99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

	(b)	Reports on Form 8-K

(1)   Current Report on Form 8-K dated July 15, 2002, reporting (i) under Item 5, the issuance of a press release dated July 15, 2002, announcing earnings for the second quarter and six months ended June 30, 2002 (the “Press Release”); (ii) under Item 7, a copy of the Press Release; and (iii) under Item 9, confirmation of comfort with the Company’s previously stated range of $2.93 to $2.98 per share for 2002 fully diluted EPS, including the effect of FAS 142, estimated to be $0.32 to $0.33 per share annually.

(2)   Current Report on Form 8-K dated September 23, 2002, reporting (i) under Item 5, the issuance of a press release dated September 23, 2002, announcing the Agreement; (ii) under Item 5, the issuance of a press release dated September 23, 2002, announcing the declaration of a quarterly cash dividend of $.20 per share; (iii) under Item 7, a copy of the press release announcing approval of the Agreement, a copy of the press release announcing declaration of cash dividend, a copy of the Presentation to the ST1/Robinson-Humphrey Conference, and a copy of the Investor Presentation – Merger with ANA; and (iv) under Item 9, the Company’s presentation to the ST1/Robinson-Humphrey Conference, September 24, 2002 and the Company’s investor presentation regarding the merger with ANA, dated September 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date:	November 12, 2002	By:	/s/ DARYL G. BYRD

Daryl G. Byrd President and Chief Executive Officer

Date:	November 12, 2002	By:	/s/ MARILYN W. BURCH

Marilyn W. Burch Executive Vice President and Chief Financial Officer

CERTIFICATIONS

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Daryl G. Byrd, President and Chief Executive Officer of IBERIABANK Corporation, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of IBERIABANK Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ DARYL G. BYRD

Daryl G. Byrd President and Chief Executive Officer

SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Marilyn W. Burch, Executive Vice President and Chief Financial Officer of IBERIABANK Corporation,certify that:

          1. I have reviewed this quarterly report on Form 10-Q of IBERIABANK Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ MARILYN W. BURCH

Marilyn W. Burch Executive Vice President and Chief Financial Officer