Form 10-K
IBERIABANK CORP
filed 2003-03-28
CIK 933141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 0-25756

                             IBERIABANK Corporation
             (Exact name of registrant as specified in its charter)

               Louisiana                                    72-1280718
_______________________________________________       __________________________
(State of incorporation or organization)              (I.R.S.  Employer
                                                       Identification Number)


200 West Congress Street,  Lafayette, Louisiana               70501
_______________________________________________       __________________________
   (Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code: (337) 521-4003 Securities registered pursuant of Section 12(b) of the Act: Not Applicable
           Securities registered pursuant of Section 12(g) of the Act
                    Common Stock (par value $1.00 per share)
                    ________________________________________
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant of
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).  Yes   X    No
                                               ---      ---

         As of June 30, 2002, the aggregate market value of the voting shares of Common Stock held by non-affiliates of the Registrant was approximately $230.2 million. This figure is based on the closing sale price of $40.54 per share of the Registrant's Common Stock on June 28, 2002.

  Number of shares of Common Stock outstanding as of March 18, 2003: 6,689,762

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated into Part II, Items 5 through 8 of this Form 10-K; (2) portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days of Registrant's fiscal year end are incorporated into
Part III, Items 9 through 13 of this Form 10-K.

PART 1.

ITEM 1.  BUSINESS.

GENERAL

          IBERIABANK Corporation (the "Company") is the bank holding company for IBERIABANK (the "Bank") a wholly owned subsidiary, both headquartered in Lafayette, Louisiana. The principal business of the Company is conducted through the Bank, which is a Louisiana chartered commercial bank. The Bank operates 39 offices in its market areas located in south central Louisiana, north Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank also offers discount brokerage services through a wholly owned subsidiary and insurance services to its clients through a joint venture between the Bank and a Louisiana-based insurance agency. The Company's common stock trades on the NASDAQ Stock Market under the symbol "IBKC." At December 31, 2002, the Company had total assets of $1.6 billion, total deposits of $1.2 billion and shareholders' equity of $139.6 million.


SUBSEQUENT EVENTS

         On February 28, 2003, the Company completed its acquisition of Acadiana Bancshares, Inc. ("Acadiana"), Louisiana based holding company of LBA Savings Bank ("LBA"). LBA operates five branch offices serving Lafayette and New Iberia, Louisiana. As consideration, the Company issued 981,821 shares of common stock and paid approximately $9.8 million in cash to Acadiana shareholders. In accordance with FAS No. 141, the transaction was accounted for as a purchase. For further information, see Note 2 to the Consolidated Financial Statements and the Company's Current Report filed on Form 8-K dated February 28, 2003.


SEGMENTS

         The Company has evaluated its potential operating segments against the criteria specified in Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, and has determined that no operating segment disclosures are required in 2002, 2001 or 2000 because of the aggregation concepts in the Statement.


SUBSIDIARIES

         The Bank has only one active, wholly owned subsidiary, Iberia Financial Services, LLC. ("Iberia Services"). Through Iberia Services, the Bank offers discount brokerage services. The brokerage services are provided through ProEquities, Inc. At December 31, 2002, the Bank's equity investment in Iberia Services was $5.2 million, and Iberia Services had total assets of $5.3 million. The Bank is also engaged in a joint venture, IBERIABANK Insurance Services, LLC, formed to offer insurance services to its clients.


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


EMPLOYEES

         The Company had 423 full-time employees and 59 part-time employees as of December 31, 2002. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.


AVAILABLE INFORMATION

         The Company's filings with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available on the Company's website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the "Explore Us: Investor Relations and Stock Quotes" section of the Company's website at www.iberiabank.com.


SUPERVISION AND REGULATION

         GENERAL. The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank
Holding Company Act of 1956 ("BHCA"). The BHCA requires the Company to obtain the prior approval of the Board of Governors of the Federal Reserve System ("FRB") for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the FRB. The Bank is subject to regular examination and comprehensive regulation and supervision by the Office of Financial Institutions of the State of Louisiana ("OFI"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to certain reserve requirements established by the FRB and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System. Through June 30, 2002, the Bank was subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"). Effective July 1, 2002, the Bank became subject to the regulations of the FRB upon becoming a member of this governing body. The FDIC continues to insure the deposits of the Bank to the maximum extent permitted by law (a maximum of $100,000 for each insured depositor).

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

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the "SOX Act") into law. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act ("Corporate Responsibility for Financial Reports") required the SEC to adopt new rules to implement the requirements of the SOX Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules, effective August 29, 2002, require a reporting company's chief executive and chief financial officers to certify certain financial and other information included in the company's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company's Chief Executive Officer and Chief Financial Officer of the financial statements and other information are included in this Annual Report on Form 10-K. See Item 14. - "Controls and Procedures" hereof for the Company's evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-K.

         USA PATRIOT ACT. The President of the United States signed the USA Patriot Act into law on October 26, 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly are contained in Title III of the Act. In general, Title III amends current law - primarily the Bank Secrecy Act - to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA Patriot Act became effective at varying times and the Treasury Department and various federal banking agencies are responsible for issuing regulations to implement the new law.

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

         Retained earnings at December 31, 2002 and 2001 included approximately $14.8 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

         The net deferred tax asset at December 31, 2002 includes $16,197,000 of future deductible temporary differences. Included is $11,526,000 related to book deductions for the bad debt reserve that have not been deducted for tax purposes.


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


ITEM 2.  PROPERTIES.

         As of December 31, 2002, the Company, through IBERIABANK, operates 39 offices in 3 areas of Louisiana. A total of 25 offices are owned and 14 are leased. During 2002, two facilities, one in Morgan City and one in Monroe were sold. The Company felt it was in its best interest to dispose of these facilities.


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

         DARYL G. BYRD, age 48, serves as President and Chief Executive Officer of the Company and the Bank. He has served in this capacity since July 1999, with the exception of Chief Executive Officer of the Company to which position he was promoted in July 2000. Prior to joining the Company, Mr. Byrd was President and Chief Executive Officer of Bank One New Orleans Region from 1998 to 1999. Mr. Byrd was Executive Vice President of First Commerce Corporation in charge of the commercial bank and mortgage banking groups from 1992 to 1998.

         MICHAEL J. BROWN, age 39, serves as Senior Executive Vice President and Chief Credit Officer of the Company and the Bank, positions he has held since January 2001. Mr. Brown also serves as New Orleans Market President and Commercial Segment Leader for the Bank. Mr. Brown was hired as Executive Vice President in December 1999. Prior to joining the Company, Mr. Brown served in several senior roles with Bank One Louisiana, including Chief Credit Officer from 1998 to 1999. From 1996 to 1998, Mr. Brown served as Senior Vice President, Manager of Credit and Client Services of First Commerce Corporation. Mr. Brown is also a Chartered Financial Analyst.

         JOHN R. DAVIS, age 42, serves as Senior Executive Vice President of Finance and Retail Strategy of the Company and the Bank, positions he has held since January 2001. Mr. Davis was hired as Executive Vice President and Chief Strategic Officer in December 1999. Prior to joining the Company, Mr. Davis served as Corporate Senior Vice President of Crestar Financial Corporation of Virginia from 1997 to June 1999. From 1993 to 1997, Mr. Davis served as Senior Vice President of First Commerce Corporation. Mr. Davis is also a Chartered Financial Analyst.

         GEORGE J. BECKER III, age 62, serves as Executive Vice President of Corporate Operations and Corporate Secretary of the Company and the Bank, positions he has held since March 2002. Mr. Becker was hired as Executive Vice President and Northeast Louisiana Market President in December 1999. Prior to joining the Company, Mr. Becker worked on special projects for Bank One Corporation from 1998 to 1999. From 1991 to 1998, Mr. Becker served as Senior Vice President of First Commerce Corporation. Mr. Becker is also a Certified Public Accountant.

         MARILYN W. BURCH, age 52, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions she has held since
January 2001. Ms. Burch was hired as Senior Vice President and Controller in October 1999. Prior to joining the Company, Ms. Burch served as Senior Vice President and Controller of First National Bank of Lafayette, a subsidiary of First Commerce Corporation, from 1985 to 1997. Ms. Burch is also a Certified Public Accountant.



PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference on page 64 of the Registrant's 2002 Annual Report to Stockholders (the "Annual Report").


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 16 and 17 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 18 through 33 of the Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required herein is incorporated by reference from page 31 of the Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 34 through 60 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The  information  required herein is incorporated by reference from the
Registrant's   definitive  proxy  statement  for  the  2003  Annual  Meeting  of
Stockholders (the "Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from the Proxy Statement.


ITEM 14.  CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was carried out under the supervision, and with the participation of, the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

         Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls' cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of this Report.

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):
              Report of Independent Auditors.
              Consolidated Balance Sheets as of December 31, 2002 and 2001. Consolidated Statements of Income for the Years Ended December 31,
                2002,  2001 and 2000.
              Consolidated  Statements  of  Shareholders'  Equity for  the Years
                Ended December 31, 2002, 2001 and 2000.
              Consolidated Statements of Cash Flows for the Years Ended December
                31, 2002, 2001 and 2000.
              Notes to Consolidated Financial Statements.

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


                                  EXHIBIT INDEX


Exhibit No. 3.1        ARTICLES OF  INCORPORATION,  AS  AMENDED  -  incorporated
                       herein by  reference  to Exhibit 3.1 to the  Registrant's
                       Annual  Report on Form  10-K for the  fiscal  year  ended
                       December 31, 2001.
Exhibit No. 3.2        BYLAWS OF THE COMPANY, AS AMENDED -  incorporated  herein
                       by  reference  to Exhibit 3.1 to  Registrant's  Quarterly
                       Report on Form 10-Q for the fiscal quarter ended June 30,
                       2001.
Exhibit No. 4.1        STOCK  CERTIFICATE - incorporated  herein by reference to
                       Registration Statement on Form S-8 (File No. 33-93210).
Exhibit No. 10.1       EMPLOYEE  STOCK  OWNERSHIP  PLAN -   incorporated  herein
                       by reference to Registration  Statement on Form S-1 (File
                       No. 33-96598).
Exhibit No. 10.2       PROFIT  SHARING PLAN AND TRUST -  incorporated  herein by
                       reference to Registration Statement on Form S-8 (File No.
                       33-93210).
Exhibit No. 10.3       EMPLOYMENT AGREEMENT WITH DARYL G. BYRD,  AS AMENDED  AND
                       RESTATED -  incorporated  herein by  reference to Exhibit
                       10.4 to the  Registrant's  Annual Report on Form 10-K for
                       the fiscal year ended December 31, 2001.
Exhibit No. 10.4       INDEMNIFICATION AGREEMENTS WITH DARYL G. BYRD AND MICHAEL
                       J. BROWN -  incorporated  herein by  reference to Exhibit
                       10.5 to the  Registrant's  Annual Report on Form 10-K for
                       the fiscal year ended December 31, 2000.
Exhibit No. 10.5       SEVERANCE  AGREEMENT WITH  MICHAEL J. BROWN  AND JOHN  R.
                       DAVIS - incorporated  herein by reference to Exhibit 10.6
                       to the  Registrant's  Annual  Report on Form 10-K for the
                       fiscal year ended December 31, 2000.
Exhibit No. 10.6       SEVERANCE  AGREEMENT WITH  MARILYN W. BURCH AND GEORGE J.
                       BECKER III - incorporated  herein by reference to Exhibit
                       10.7 to the  Registrant's  Annual Report on Form 10-K for
                       the fiscal year ended December 31, 2000.
Exhibit No. 10.7       1996  STOCK  OPTION  PLAN   -   incorporated  herein   by
                       reference  to Exhibit 10.1 to  Registration  Statement on
                       Form S-8 (File No. 333-28859).
Exhibit No. 10.8       1999 STOCK OPTION PLAN - incorporated herein by reference
                       to  Registrant's  definitive  proxy statement dated March
                       19, 1999.
Exhibit No. 10.9       RECOGNITION  AND RETENTION  PLAN  -  incorporated  herein
                       by reference to Registrant's definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10      SUPPLEMENTAL STOCK OPTION PLAN  - incorporated  herein by
                       reference  to Exhibit  10.10 to the  Registrant's  Annual
                       Report on Form 10-K for the fiscal  year  ended  December
                       31, 1999.
Exhibit No. 10.11      2001 INCENTIVE  COMPENSATION  PLAN - incorporated  herein
                       by reference to Exhibit  10.1 to  Registrant's  Quarterly
                       Report on Form 10-Q for the fiscal quarter ended June 30,
                       2001.
Exhibit No. 10.12      AGREEMENT AND PLAN OF MERGER,  DATED  SEPTEMBER 22, 2002,
                       BY AND BETWEEN THE  REGISTRANT  AND ACADIANA  BANCSHARES,
                       INC. - incorporated herein by reference to Exhibit 2.1 to
                       Registrant's Quarterly Report on Form 10-Q for the fiscal
                       quarter ended September 30, 2002.
Exhibit No. 21         SUBSIDIARIES  OF THE  REGISTRANT  - reference  is made to
                       "Item 1. Business" for the required information.
Exhibit No. 23         CONSENT OF CASTAING, HUSSEY & Lolan, LLC.
Exhibit No. 99         AUDIT COMMITTEE CHARTER -incorporated herein by reference
                       to Registrant's definitive proxy statement dated April 2, 2003.


(b) Reports on Form 8-K.

         (1) Current Report on Form 8-K dated October 18, 2002, reporting (i) under Item 7, a copy of a Press Release dated October 18, 2002, with respect to the Registrant's unaudited financial results for the third quarter and nine months ended September 30, 2002; and
              (ii) under Item 9, confirmation of guidance of $2.93 to $2.98 per fully diluted earnings per share for fiscal 2002, and disclosure of issuance of FAS 147 by the Financial Accounting Standards Board.

         (2) Current Report on Form 8-K dated November 15, 2002, reporting (i) under Item 5, the issuance of $10.0 million of trust preferred securities and the intended use of a portion of the proceeds; and
              (ii) under Item 7, a copy of the Press Release dated November 18, 2002, announcing the issuance of the trust preferred securities.

         (3) Current Report on Form 8-K dated December 17, 2002, reporting (i) under Item 5, the declaration of a quarterly dividend of $0.20 per share; and (ii) under Item 7, a copy of the Press Release dated December 17, 2002, announcing the declaration of the dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IBERIABANK CORPORATION

         Date:  March 27, 2003               By:  /s/ Daryl G. Byrd
                                                  __________________________
                                                  President/CEO and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

           NAME                              TITLE                   DATE

/s/ Daryl G. Byrd                    President, Chief Executive   March 27, 2003
_________________________________    Officer and Director
Daryl G. Byrd
(Principal Executive Officer)

/s/ Marilyn W. Burch                 Executive Vice President     March 27, 2003
_________________________________    and Chief Financial
Marilyn W. Burch                     Officer
(Principal Financial and
Accounting Officer)

/s/ Elaine D. Abell                  Director                     March 27, 2003
_________________________________
Elaine D. Abell

/s/ Harry V. Barton, Jr.             Director                     March 27, 2003
_________________________________
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.            Director                     March 27, 2003
_________________________________
Ernest P. Breaux, Jr.

/s/ Cecil C. Broussard               Director                     March 27, 2003
_________________________________
Cecil C. Broussard

/s/ John N. Casbon                   Director                     March 27, 2003
_________________________________

John N. Casbon

/s/ William H. Fenstermaker          Director                     March 27, 2003
_________________________________
William H. Fenstermaker

/s/ Larrey G. Mouton                 Director                     March 27, 2003
_________________________________
Larrey G. Mouton

/s/ Jefferson G. Parker              Director                     March 27, 2003
_________________________________
Jefferson G. Parker

/s/ E. Stewart Shea III              Director                     March 27, 2003
_________________________________
E. Stewart Shea III

                                 CERTIFICATIONS



            SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I,  Daryl  G.  Byrd,   President  and  Chief  Executive  Officer  of  IBERIABANK
Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of IBERIABANK Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003                      /s/   Daryl G. Byrd
        ______________                     _____________________________________
                                           Daryl G. Byrd
                                           President and Chief Executive Officer

              SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Marilyn W. Burch, Executive Vice President and Chief Financial Officer of IBERIABANK Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of IBERIABANK Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                        /s/   Marilyn W. Burch
       ______________                      __________________________
                                           Marilyn W. Burch
                                           Executive Vice President and Chief
                                           Financial Officer