Form 10-Q
period 2003-03-31
IBERIABANK CORP
filed 2003-05-15
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 0-25756

IBERIABANK Corporation

(Exact name of registrant as specified in its charter)

Louisiana	72-1280718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)

(337) 521-4003

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The Registrant had 6,704,016 shares of common stock, $1.00 par value, which were issued and outstanding as of May 9, 2003.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)

	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$48,817	$36,555
Interest-bearing deposits in banks	45,504	27,220

Total cash and cash equivalents	94,321	63,775
Investment securities:
Available for sale, at fair value	351,228	309,636
Held to maturity, fair values of $77,100 and $60,600, respectively	74,789	58,486
Mortgage loans held for sale	11,795	8,683
Loans, net of unearned income	1,307,810	1,044,492
Allowance for loan losses	(16,089)	(13,101)

Loans, net	1,291,721	1,031,391
Premises and equipment, net	27,798	18,161
Goodwill and acquisition intangibles	63,417	35,401
Other assets	62,135	45,055

Total Assets	$1,977,204	$1,570,588

Liabilities
Deposits:
Noninterest-bearing	$188,859	$159,005
Interest-bearing	1,300,948	1,083,227

Total deposits	1,489,807	1,242,232
Short-term borrowings	127,043	96,803
Long-term debt	156,463	75,458
Other liabilities	21,573	16,497

Total Liabilities	1,794,886	1,430,990

Shareholders' Equity
Preferred stock, $1 par value – 5,000,000 shares authorized	—	—
Common stock, $1 par value – 25,000,000 shares authorized; 8,362,492 and 7,380,671 shares issued, respectively	8,363	7,381
Additional paid-in-capital	111,446	72,769
Retained earnings	106,289	102,390
Unearned compensation	(2,440)	(2,690)
Accumulated other comprehensive income	21	712
Treasury stock at cost – 1,666,967 and 1,667,842 shares	(41,361)	(40,964)

Total Shareholders' Equity	182,318	139,598

Total Liabilities and Shareholders' Equity	$1,977,204	$1,570,588

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2003	2002
Interest and Dividend Income:
Loans, including fees	$18,414	$17,940
Mortgage loans held for sale, including fees	117	98
Investment securities:
Taxable interest	3,362	3,586
Tax-exempt interest	538	248
Dividends on investments	105	41
Interest-bearing demand deposits	76	261

Total interest and dividend income	22,612	22,174

Interest Expense:
Deposits	5,092	7,020
Short-term borrowings	413	90
Long-term debt	1,194	613

Total interest expense	6,699	7,723

Net interest income	15,913	14,451
Provision for loan losses	1,575	1,200

Net interest income after provision for loan losses	14,338	13,251

Noninterest Income:
Service charges on deposit accounts	2,598	1,959
ATM fee income	428	368
Gain on sale of mortgage loans, net	702	365
Gain on sale of assets	29	10
Gain on sale of investments, net	72	5
Other income	1,043	880

Total noninterest income	4,872	3,587

Noninterest Expense:
Salaries and employee benefits	6,051	5,668
Occupancy and equipment	1,431	1,363
Amortization of acquisition intangibles	84	82
Franchise and shares tax	496	373
Communication and delivery	701	634
Marketing and business development	294	242
Data processing	447	335
Printing, stationery and supplies	184	196
Other expenses	2,034	1,428

Total noninterest expense	11,722	10,321

Income before income tax expense	7,488	6,517
Income tax expense	2,270	2,130

Net Income	$5,218	$4,387

Earnings per share – basic	$0.90	$0.77

Earnings per share – diluted	$0.83	$0.72

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$7,381	$70,477	$88,306	$(3,683)	$739	$(28,803)	$134,417
Comprehensive income:
Net income			4,387				4,387
Change in unrealized gain on securities available for sale, net of deferred taxes					(659)		(659)
Change in accumulated net gain (loss) on cash flow hedges, net of deferred taxes					92		92

Total comprehensive income							3,820
Cash dividends declared, $.18 per share			(1,052)				(1,052)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 7,950 shares		72				118	190
Common stock released by ESOP trust		275		130			405
Common stock earned by participants of recognition and retention plan trust, including tax benefit		28		122			150

Balance, March 31, 2002	$7,381	$70,852	$91,641	$(3,431)	$172	$(28,685)	$137,930

Balance, December 31, 2002	$7,381	$72,769	$102,390	$(2,690)	$712	$(40,964)	$139,598
Comprehensive income:
Net income			5,218				5,218
Change in unrealized gain on securities available for sale, net of deferred taxes					(630)		(630)
Change in accumulated net gain (loss) on cash flow hedges, net of deferred taxes					(61)		(61)

Total comprehensive income							4,527
Cash dividends declared, $.20 per share			(1,319)				(1,319)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 12,875 shares		45				61	106
Common stock released by ESOP trust		360		122			482
Common stock earned by participants of recognition and retention plan trust, including tax benefit		38		128			166
Common stock issued for acquisition	982	38,234					39,216
Treasury stock acquired at cost, 12,000 shares						(458)	(458)

Balance, March 31, 2003	$8,363	$111,446	$106,289	$(2,440)	$21	$(41,361)	$182,318

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net income	$5,218	$4,387

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	854	865
Provision for loan losses	1,575	1,200
Noncash compensation expense	583	500
(Gain) Loss on sale of assets	(51)	7
Gain on sale of investments	(72)	(5)
Amortization of premium/discount on investments	1,170	435
Net change in loans held for sale	461	11,508
Other operating activities, net	4,136	2,440

Net Cash Provided by Operating Activities	13,874	21,337

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	54,605	11,011
Proceeds from maturities, prepayments and calls of securities available for sale	32,516	30,204
Purchases of securities available for sale	(90,460)	(62,321)
Proceeds from maturities, prepayments and calls of securities held to maturity	6,687	7,777
Purchases of securities held to maturity	(5,147)	(635)
(Increase) Decrease in loans receivable, net	(72,295)	20,574
Proceeds from sale of premises and equipment	60	—
Purchases of premises and equipment	(1,329)	(151)
Proceeds from disposition of real estate owned	368	986
Cash received in excess of cash paid in acquisition	21,929	0
Other investing activities, net	(2,465)	0

Net Cash (Used in) Provided by Investing Activities	(55,531)	7,445

Cash Flows from Financing Activities
Increase in deposits	37,604	14,632
Net change in short-term borrowings	28,914	3,929
Proceeds from long-term debt	10,000	12,000
Repayments of long-term debt	(2,702)	(251)
Dividends paid to shareholders	(1,048)	(992)
Proceeds from sale of treasury stock for stock options exercised	106	189
Costs of issuance of common stock in acquisition	(213)	0
Payments to repurchase common stock	(458)	0

Net Cash Provided by Financing Activities	72,203	29,507

Net Increase (Decrease) In Cash and Cash Equivalents	30,546	58,289
Cash and Cash Equivalents at Beginning of Period	63,775	51,681

Cash and Cash Equivalents at End of Period	$94,321	$109,970

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$204	$280

Common stock issued in acquisition	$38,586	$0

Exercise of stock options with payment in company stock	$203	$0

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$6,363	$8,109

Income taxes, net	$50	$300

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Financial Statement Presentation

The consolidated financial statements of IBERIABANK Corporation (the “Company”) include all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The principal business of the Company is conducted through its bank subsidiaries headquartered in Lafayette, Louisiana with operations in south central Louisiana, north Louisiana and the greater New Orleans area.

All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 – Earnings Per Share

For the three months ended March 31, 2003, basic earnings per share were based on 5,822,158 weighted average shares outstanding and diluted earnings per share were based on 6,305,583 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 95,154; (b) the weighted average shares owned by the Management Recognition Plan and Trust (“MRP”) of 135,618; and (c) the weighted average shares purchased in Treasury Stock of 1,665,924.

Note 3 – Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, (2) in connection with other Board projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement clarifies several issues and will result in more consistent reporting of contracts. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The provisions of this Statement are to be applied prospectively.

Note 4 – Compensation Cost for Stock-Based Incentives

In October 1995, the FASB issued FAS 123, which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company uses the intrinsic value method under APB Opinion 25 to account for stock options granted.

Applying FAS 123 would result in pro forma net income and earnings per share amounts as follows:

	March 31, 2003	March 31, 2002
Net Income:
As reported	$5,218	$4,387
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(272)	(258)

Pro forma	$4,946	$4,129
Earnings per share:
As reported – basic	$.90	$.77
diluted	$.83	$.72
Pro forma – basic	$.85	$.73
diluted	$.79	$.69

Note 5 – Pro Forma Statements of Acquisition

The Company completed the acquisition of Acadiana Bancshares, Inc. (“Acadiana”) at the close of business on February 28, 2003. This acquisition enhances the Company’s position as a leading financial services provider in its primary market base area and in the state of Louisiana.

The consolidated statement of income includes the results of operations for Acadiana from the acquisition date. The transaction resulted in $24 million of goodwill, $4 million of core deposit intangibles and $300 thousand of other intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of eight years using a double declining method. The amount allocated to other intangibles represents the estimated value assigned to mortgage servicing rights and is being amortized over an estimated useful life of seven years using an interest method.

In the acquisition, shareholders of Acadiana received total consideration of $39.38 per outstanding share of Acadiana common stock in a combination of the Company’s common stock and cash. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands) (unaudited)
Cash and due from banks	$31,068
Investment securities	57,956
Loans, net	189,814
Premises & equipment, net	8,913
Goodwill	24,057
Core deposit & other intangibles	4,357
Other assets	20,281
Deposits	(209,971)
Long-term debt	(75,034)
Other liabilities	(2,605)

Total purchase price	$48,836

The results of operations of the Company subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following pro forma information for the quarters ended March 31, 2003 and March 31, 2002 reflect the Company consolidated results of operations as if the acquisition of Acadiana occurred at January 1 of the respective period, unadjusted for potential cost savings.

	FOR THE THREE MONTHS ENDED MARCH 31, 2003 (unaudited)
	IBERIABANK	ACADIANA	PRO FORMA	PRO FORMA
(dollars in thousands, except share amounts)	CORPORATION (a)	BANCSHARES (b)	ADJUSTMENTS (c)	COMBINED
Interest and dividend income	$22,612	$2,698	$(117)	$25,193
Interest expense	6,699	1,452	(400)	7,751

Net interest income	15,913	1,246	283	17,442
Provision for loan losses	1,575	—		1,575

Net interest income after
provision for loan losses	14,338	1,246	283	15,867
Noninterest income	4,872	412	—	5,284
Noninterest Expense	11,722	10,568	(9,119)	13,171

Income before income taxes	7,488	(8,910)	9,402	7,980
Income tax expense	2,270	(2,095)	2,055	2,230

Net income	$5,218	$(6,815)	$7,347	$5,750

Earnings per share – basic	$0.90			$0.85

Earnings per share – diluted	$0.83			$0.79

	FOR THE THREE MONTHS ENDED MARCH 31, 2002 (unaudited)
	IBERIABANK	ACADIANA	PRO FORMA	PRO FORMA
(dollars in thousands, except share amounts)	CORPORATION (d)	BANCSHARES (d)	ADJUSTMENTS (e)	COMBINED
Interest and dividend income	$22,174	$5,004	$(173)	$27,005
Interest expense	7,723	2,652	(600)	9,775

Net interest income	14,451	2,352	427	17,230
Provision for loan losses	1,200	—		1,200

Net interest income after
provision for loan losses	13,251	2,352	427	16,030
Noninterest income	3,587	436	—	4,023
Noninterest Expense	10,321	1,953	272	12,546

Income before income taxes	6,517	835	155	7,507
Income tax expense	2,130	312	54	2,496

Net income	$4,387	$523	$101	$5,011

Earnings per share – basic	$0.77			$0.75

Earnings per share – diluted	$0.72			$0.71

(a)	The reported results of IBERIABANK for the three months ended March 31, 2003 include the results of Acadiana from the March 1, 2003 acquisition date.
(b)	The estimated results of the acquired Acadiana for January 1, 2003 through February 28, 2003
(c)	Includes the estimated amortization of purchase adjustments for three months, estimated lost interest on cash portion of transaction, and reversal of estimated merger related expenses reflected in Acadiana’s results.
(d)	Represents the reported results
(e)	Includes the estimated three-month amortization of purchase adjustments and lost interest on the cash portion of the transaction as if the transaction had occurred as of January 1, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the first three months of the year. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

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

FIRST QUARTER OVERVIEW

During the first quarter of 2003, the Company earned $5.2 million, or $.83 per share on a diluted basis. This is a 19% increase over the $4.4 million, or $.72 per diluted share, earned for the first quarter of 2002. Earnings performance for the current quarter was influenced by the acquisition of Acadiana at the close of business on February 28, 2003, and many other factors, the key components of which are summarized below.

•	Net interest income increased by $1.5 million, or 10%, for the three months ended March 31, 2003 compared to the same period of 2002. This was largely attributable to an increased volume of earning assets. The corresponding net interest margin on a tax-equivalent basis declined to 4.18% from 4.41% as the related spreads associated with the earning asset increase trended down.

•	Improvement in noninterest income of $1.3 million, or 36%, for the first quarter of this year as compared to the same period of 2002, was mainly driven by increased service charge revenues on deposit accounts, increased cash surrender values on bank-owned life insurance policies and gains on the sales of mortgage loans.

•	Noninterest expense increased by $1.4 million, or 14%, for the quarter ended March 31, 2003 as compared to the same quarter last year. This was due in part to the absorption of expenses for the last month of the quarter related to the acquisition of Acadiana. Additionally, other increases for the first quarter of this year as compared to the same period last year were infrastructure improvements and Other Real Estate Owned (“OREO”) related charges, largely the result of writedowns on one specific OREO property.

•	The Company provided $1.6 million for possible loan losses for the three months ended March 31, 2003 as compared to $1.2 million for the same period of 2002 to bring the allowance for loan losses as a percent of total loans to 1.23% at the end of the quarter. Net charge-offs for the first quarter of 2003 were $1.1 million, or 0.38% of average loans on an annualized basis compared to $.9 million, or 0.37% a year earlier. Nonperforming assets decreased $.5 million during the first quarter of this year as compared to year-end 2002.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of any interest or dividend-bearing asset, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. At March 31, 2003, total average earning assets of the Company amounted to $1.6 billion, an increase of $231.0 million, or 17.1%, from December 31, 2002.

Loans and Allowance for Possible Loan Losses – The loan portfolio increased $263.3 million, or 25.2%, to $1.3 billion at March 31, 2003, compared to $1.0 billion at December 31, 2002. The Company’s loan to deposit ratio at March 31, 2003 was 87.8% compared to 84.1% at December 31, 2002. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

Table 1 – Loan Portfolio Composition

(dollars in thousands)	March 31, 2003	December 31, 2002
Residential mortgage loans:
Residential 1-4 family	$320,855	$207,130
Construction	23,625	16,470

Total residential mortgage loans	344,480	223,600

Commercial loans:
Real estate	321,504	254,688
Business	189,175	157,288
Lease financing receivables	1,976	2,051

Total commercial loans	512,655	414,027

Consumer loans:
Indirect automobile	228,069	219,280
Home equity	147,209	122,799
Other	75,397	64,786

Total consumer loans	450,675	406,865

Total loans receivable	$1,307,810	$1,044,492

The increase in loans since year-end 2002 was due to $192.2 million obtained through the acquisition of Acadiana, as well as internal growth of $71.1 million. Commercial real estate loans increased $66.8 million, or 26.2%, and commercial business loans increased $31.9 million, or 20.3%. Growth in the commercial loan segment came primarily from traditional commercial, private banking and institutional loans. Growth in residential mortgage loans was $120.9 million, or 54.1%. The Company continues to sell the majority of fixed rate mortgage loan originations and recognize the attendant up front income rather than assume the rate risk associated with a longer term asset. Total consumer loans increased $43.8 million, or 10.8%, during the first three months of this year. Indirect automobile loans were up $8.8 million, or 4.0%, home equity loans increased $24.4 million, or 19.9%, and all other consumer loans increased $10.6 million, or 16.4%. The Company maintains a focus on prime, or low risk, indirect paper. Excluding the effect of the purchase accounting transaction, total commercial loans would have increased $28.1 million, total residential mortgage loans would have increased $31.0 million and consumer loans would have increased $12.0 million.

The Company has worked aggressively in transitioning the loan portfolio to be more representative of a commercial bank and recognizes that there is the potential for higher charge-off and nonperforming levels, but also a higher level of returns for investors. As a result, management has assertively worked to improve the risk-adjusted level of return within the loan portfolio. The Company has significantly increased the allowance for loan losses, tightened underwriting guidelines and procedures, improved the underwriting risk/return dynamics, adopted more conservative consumer loan charge-off and nonaccrual guidelines, rewritten the loan policy and established an internal loan review function.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $6.1 million, or 0.31% of total assets at March 31, 2003, compared to $6.6 million, or 0.42% of total assets at December 31, 2002. Based on the Company’s normal loan loss reserve analysis, the Company is adequately reserved for the risk of loss in the loan portfolio at this time. The allowance for loan losses amounted to $16.1 million, or 1.23% and 402.9% of total loans and total nonperforming loans, respectively, at March 31, 2003 compared to 1.25% and 301.6%, respectively, at December 31, 2002. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 – Nonperforming Assets and Troubled Debt Restructurings

(dollars in thousands)	March 31, 2003	December 31, 2002
Nonaccrual loans:
Commercial, financial and agricultural	$1,315	$1,693
Mortgage	510	334
Loans to individuals	1,595	1,230

Total nonaccrual loans	3,420	3,257
Accruing loans 90 days or more past due	573	1,086

Total nonperforming loans	3,993	4,343
Foreclosed property	2,148	2,267

Total nonperforming assets	6,141	6,610
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$6,141	$6,610

Nonperforming loans to total loans *	0.31%	0.42%
Nonperforming assets to total assets *	0.31%	0.42%
Allowance for loan losses to nonperforming loans *	402.9%	301.6%
Allowance for loan losses to total loans	1.23%	1.25%

*	Nonperforming loans and assets include accruing loans 90 days or more past due.

Most categories of nonperforming assets reflected improvement since the end of 2002. The decrease in nonperforming assets of $469,000 during this period was largely due to an improvement in the amount of loans past due. Foreclosed properties, representing approximately 35% of total nonperforming assets, are principally composed of one commercial real estate property carried at values below recent appraisals. Net charge-offs for the first quarter of this year were $1.1 million, or 0.38% of average loans on an annualized basis as compared to $.9 million for the same quarter last year, or 0.37%. At March 31, 2003, management was not aware of any information regarding a borrower’s inability to comply with loan repayment terms on any material credit not classified as a nonperforming asset.

The allowance for loan losses is maintained at an appropriate level based on management’s analysis of the potential risk of loss in the loan portfolio. The Company’s policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans and leases. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Provisions for loan losses, which are charged against income, increase the allowance. Management of the Company presently believes that its allowance for loan losses was adequate at March 31,

2003, based on facts and circumstances available, to cover any potential losses in the Company’s loan portfolio. However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumption used by management in making its determinations in this regard.

Investment Securities – The Company’s investment securities available for sale increased $41.6 million, or 13.4%, to $351.2 million at March 31, 2003, compared to $309.6 million at December 31, 2002. The increase was due to securities of $40.0 million obtained through the acquisition of Acadiana and purchases of $90.5 million, which were partially offset by sales of $54.6 million, principal amortizations, maturities and calls totaling $32.5 million, and a decrease of $966,000 in the market value of the portfolio.

The Company’s investment securities held to maturity increased $16.3 million, or 27.9%, to $74.8 million at March 31, 2003, compared to $58.5 million at December 31, 2002. This increase was due to securities of $17.9 million obtained through the acquisition of Acadiana and purchases of $5.1 million, which were partially offset by principal amortizations, maturities and calls totaling $6.7 million.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the ending FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $18.3 million, or 67.2%, to $45.5 million at March 31, 2003, compared to $27.2 million at December 31, 2002.

Mortgage Loans Held for Sale – Loans held for sale increased $3.1 million, or 35.8%, to $11.8 million at March 31, 2003 compared to $8.7 million at December 31, 2002. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.

Other Assets – Included in this category are cash and due from banks, premises and equipment, goodwill and acquisition intangibles and other assets. From December 31, 2002 to March 31, 2003, cash and due from banks increased $12.3 million, or 33.5%, premises and equipment increased $9.6 million, or 53.1%, and other assets increased $17.1 million, or 37.9%. Also included in this category is the increase in goodwill and acquisition intangibles of $28.0 million, or 79.1%, as a result of the acquisition of Acadiana.

Funding Sources

The Company’s principal source of funds for use in lending and other business purposes has traditionally come from deposits obtained from clients in its primary market areas. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix during the first three months of the year.

Deposits – Total end of period deposits increased $247.6 million, or 19.9%, to $1.5 billion at March 31, 2003, compared to $1.2 billion at December 31, 2002. The growth in deposits for the first quarter of 2003 includes the effect of deposits acquired in a purchase accounting transaction with Acadiana which was completed during the first quarter of 2003. The purchase of Acadiana resulted in the addition of $210.0 million in total deposits. From December 31, 2002 to March 31, 2003, noninterest-bearing checking accounts increased $29.9 million, or 18.8%, interest-bearing checking account deposits increased $26.0 million, or 9.2%, savings and money market accounts increased $47.4 million, or 14.8%, and certificate of deposit accounts increased $144.3 million, or 29.9%. Excluding the effect of the purchase accounting transaction, noninterest-bearing checking accounts would have increased $8.9 million, or 5.6%, interest-bearing checking account deposits would have decreased $11.3 million, or 4.0%, savings and money market accounts would have increased $33.7 million, or 10.5%, and certificates of deposit accounts would have increased $6.3 million, or 1.3%.

Short-term Borrowings – Short-term borrowings increased $30.2 million, or 31.2%, to $127.0 million at March 31, 2003, compared to $96.8 million at December 31, 2002. The Company’s short-term borrowings at March 31, 2003 were comprised of $104.0 million in FHLB advances with maturities of six months or less, $21.4 million of securities sold under agreements to repurchase, and $1.6 million outstanding on a $15.0 million line of credit with a correspondent bank. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and which source of funds are used to satisfy these needs.

Long-term Borrowings – Long-term borrowings increased $81.0 million, or 107.4%, to $156.5 million at March 31, 2003, compared to $75.5 million at December 31, 2002. At March 31, 2003, the Company’s long-term borrowings were comprised primarily of fixed-rate advances from the FHLB. Additionally, there was a balance of $10.0 million of junior subordinated debt as a result of a $10.0 million trust preferred offering, which closed in November 2002. The primary reason for the increase in long-term debt was due to the purchase accounting transaction with Acadiana in which the Company acquired FHLB fixed-rate advances totaling $69.5 million.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2003, total shareholders’ equity totaled $182.3 million, an increase of $42.7 million, or 30.6%, compared to $139.6 million at December 31, 2002. The increase in shareholders’ equity for the first three months of the year was the result of the Company’s net income of $5.2 million, $482,000 of common stock released by the Company’s Employee Stock Ownership Plan (“ESOP”) trust, $166,000 of common stock earned by participants of the Company’s Recognition and Retention Plan (“RRP”) trust, $106,000 from the reissuance of treasury stock for stock options exercised and $39.2 million for the issuance of common stock as a result of the purchase accounting transaction with Acadiana. Such increases were partially offset by cash dividends declared on the Company’s common stock of $1.3 million, repurchases of $458,000 of the Company’s common stock that were placed into treasury and a $691,000 reduction in other comprehensive income.

RESULTS OF OPERATIONS

The Company reported net income of $5.2 million for the three months ended March 31, 2003, compared to $4.4 million earned during the first three months of 2002, an increase of $831,000, or 18.9%. The Company’s interest income increased $438,000, interest expense decreased $1.0 million, the provision for loan losses increased $375,000, noninterest income increased $1.3 million, noninterest expense increased $1.4 million and income tax expense increased $140,000 during the three months ended March 31, 2003, compared to the first three months of 2002. Included in earnings are the results of operations of Acadiana from the acquisition date forward.

Net Interest Income – As the primary driver of core earnings, net interest income is subject to constant evaluation. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.91% during the three months ended March 31, 2003, compared to 4.02% for the comparable period in 2002. The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.18% during the three months ended March 31, 2003, compared to 4.41%, for the comparable period in 2002.

Net interest income increased $1.5 million, or 10.1%, to $15.9 million for the three months ended March 31, 2003, compared to $14.5 million for the three months ended March 31, 2002. The increase was due to a $1.0 million, or 13.3%, decrease in interest expense, together with a $438,000, or 2.0%, increase in interest income. The increase in interest income was the result of a $245.6 million, or 18.3%, increase in the average balance of earning assets which was partially offset by an 86 basis point decrease in the yield earned on earning assets. The decrease in interest expense was the result of a 75 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $221.4 million, or 19.3%, increase in the average balance of interest-bearing liabilities.

Management believes that the Company is not significantly affected by changes in interest rates over an extended period of time. Under traditional measures of interest rate gap positions, the Company is moderately liability sensitive in the short-term. As of March 31, 2003, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the 12 months would approximate a 2.0% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 1.5% decrease in net interest income from an unchanged rate environment. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company will continue to monitor investment opportunities and weigh the associated risk/return. The Company has also engaged in interest rate swap transactions, which are a form of a derivative financial instrument, to modify the indicated net interest sensitivity to levels deemed to be appropriate. Through this instrument, interest rate risk is managed by hedging with an interest rate swap contract designed to pay fixed and receive floating interest. The interest rate swaps of the Company were executed to modify net interest sensitivity to levels deemed appropriate. Additionally, less aggressive repricing of the maturing certificate of deposit portfolio in the current low rate environment has allowed the Company to reduce funding costs and thereby offset the negative impact of recent FRB rate reductions.

Table 3 presents average balance sheets, net interest income and average interest rates for the three month periods ended March 31, 2003 and 2002.

Table 3 – Average Balances, Net Interest Income and Interest Yields / Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Tax equivalent yields (TE) are calculated using a marginal tax rate of 35%.

	Three Months Ended March 31,
	2003			2002
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Earning assets:
Loans receivable:
Mortgage loans	$265,090	$4,390	6.62%	$198,810	$3,871	7.79%
Commercial loans (TE)	450,401	6,033	5.62	348,106	5,688	6.72
Consumer and other loans	422,708	7,963	7.64	398,324	8,381	8.53
Lease financing receivables	2,017	28	5.55	101	0	0.00

Total loans	1,140,216	18,414	6.60	945,341	17,940	7.71

Loans held for sale	8,274	117	5.66	5,982	98	6.55
Investment securities (TE)	396,618	3,900	4.23	314,865	3,834	5.04
Other earning assets	38,971	181	1.88	72,283	302	1.69

Total earning assets	1,584,079	22,612	5.89	1,338,471	22,174	6.75

Allowance for loan losses	(14,267)			(11,140)
Nonearning assets	143,710			122,844

Total assets	$1,713,522			$1,450,175

Interest-bearing liabilities:
Deposits:
NOW accounts	$291,242	704	0.98	$251,669	791	1.27
Savings and money market accounts	332,913	815	0.99	316,456	1,180	1.51
Certificates of deposit	521,500	3,573	2.78	525,684	5,049	3.90

Total interest-bearing deposits	1,145,655	5,092	1.80	1,093,809	7,020	2.60
Short-term borrowings	119,633	413	1.38	15,411	90	2.34
Long-term debt	103,112	1,194	4.63	37,804	613	6.49

Total interest-bearing liabilities	1,368,400	6,699	1.98	1,147,024	7,723	2.73

Noninterest-bearing demand deposits	166,709			147,435
Noninterest-bearing liabilities	22,399			18,794

Total liabilities	1,557,508			1,313,253
Shareholders’ Equity	156,014			136,922

Total liabilities and shareholders’ equity	$1,713,522			$1,450,175

Net earning assets	$215,679			$191,447

Net interest spread		$15,913	3.91%		$14,451	4.02%

Net interest income (TE) / Net interest margin (TE)		$16,495	4.18%		$14,748	4.41%

Ratio of earning assets to interest-bearing liabilities	115.76%			116.69%

(1) Annualized.

Provision For Loan Losses – Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on various factors as they relate to the collectability of the Company’s loan portfolio. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Provisions for loan losses are charged against income.

For the three months ended March 31, 2003, the provision for loan losses was $1.6 million as compared to $1.2 million for the same period in 2002. The higher provision is attributable to loan growth and changes in the mix of loans from period to period as well as net charge-offs to the previously established reserves. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.23% at March 31, 2003 and 2002, compared to 1.25% at December 31, 2002.

Noninterest Income – The Company’s total noninterest income was $4.9 million for the three months ended March 31, 2003, compared to $3.6 million for the same period in 2002. Noninterest income increased $1.3 million, or 35.8%, for the three months ended March 31, 2003, compared to the same period in 2002. The primary reasons for the increase in noninterest income was due to a $639,000 increase in service charges on deposit accounts, a $337,000 increase in gains on the sale of mortgage loans in the secondary market, a $67,000 increase in gains on the sale of investment securities, a $62,000 increase in earnings and cash surrender value of bank owned life insurance, a $60,000 increase in ATM fee income from improved usage, a $19,000 increase in gains on sale of assets, and a $101,000 increase in other net noninterest income.

Noninterest Expense – Expense management is part of the Company’s corporate culture. Discretionary expenses, staffing levels and compensation are regularly reviewed. Noninterest expense includes costs related to salary and employee benefits, occupancy and equipment, communication and delivery, marketing and business development, amortization of acquisition intangibles and other expenses. Noninterest expense increased $1.4 million, or 13.6%, for the three months ended March 31, 2003, to $11.7 million, compared to $10.3 million for the three months ended March 31, 2002. The increase in noninterest expense was partly due to an increase in salaries and employee benefits of $383,000, due largely to the increased staffing levels associated with the Acadiana acquisition. In addition, the Company also experienced a rising cost associated with the increased market value of the Company’s common stock as it relates to the Company’s ESOP. Other expense increases included, $68,000 in building and occupancy expense, $52,000 in marketing and business development expense, $123,000 in the franchise and share tax assessments, $112,000 in data processing expense, primarily as a result of improvements in technology, $143,000 in OREO related charges, primarily related to writedowns, $289,000 in legal and professional expense and $67,000 in communication and delivery expense. Other net noninterest expenses increased by $164,000.

Income Tax Expense – Income tax expense increased $140,000, or 6.6%, for the three months ended March 31, 2003 to $2.3 million, compared to $2.1 million for the three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2003 and 2002 was 30.3% and 32.7%, respectively. The increase in income tax expense was due primarily to the increase in income before income taxes. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of municipal investments and nontaxable portion of bank owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. The FHLB provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2003, the Company had $248.8 million of outstanding advances from the FHLB of Dallas. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $35 million in the form of federal funds and other lines of credit. At March 31, 2003, the Company had $1.6 million outstanding on a $15.0 million line of credit with a correspondent bank. The Company has also explored other alternative funding sources such as the issuance of trust preferred securities, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the trust preferred securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At March 31, 2003, the total approved loan commitments outstanding amounted to $22.7 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $271.1 million. Certificates of deposit scheduled to mature in twelve months or less at March 31, 2003 totaled $390.5 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At March 31, 2003, the Company and its subsidiary banks had regulatory capital that was in excess of regulatory requirements. The Company’s actual levels and current requirements as of March 31, 2003 are detailed below:

	Actual Capital		Required Capital
(dollars in thousands):	Amount	Percent	Amount	Percent
Tier 1 Leverage	$128,868	7.81%	$66,004	4.00%
Tier 1 Risk-Based	$128,868	10.02%	$51,466	4.00%
Total Risk-Based	$144,952	11.27%	$102,932	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003. Management believes there have been no material changes in the Company’s market risk since December 31, 2002.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Pursuant to the Agreement and Plan of Merger dated September 22, 2002 between the Company and Acadiana Bancshares, Inc. (“Acadiana”), the parent holding company for LBA Savings Bank, upon receiving regulatory and shareholder approval, Acadiana was merged with and into a wholly owned subsidiary of the Company effective at the close of business on February 28, 2003. In addition, LBA Savings Bank merged with and into IBERIABANK, a wholly owned subsidiary of the Company, effective at the close of business on April 25, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index.

Exhibit No. 3.1	Bylaws of the Company, as amended.
Exhibit No. 10.1	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to Company’s definitive proxy statement dated April 2, 2003.
Exhibit No. 99.1	Audit Committee Charter, as amended – incorporated herein by reference to Registrant’s definitive proxy statement dated April 2, 2003.
Exhibit No. 99.2	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 99.3	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

1) Current Report on Form 8-K dated January 21, 2003, reporting (i) under Item 9, the issuance of a press release dated January 21, 2003, announcing unaudited financial results for the fourth quarter and year ended December 31, 2002 (the “Press Release”); and (ii) under Item 7, a copy of the Press Release.

(2) Current Report on Form 8-K dated February 28, 2003, reporting (i) under Item 2, consummation of the acquisition of Acadiana; (ii) under Item 5, change of address of the Company’s corporate headquarters changed effective March 1, 2003; (iii) under Item 7, the Consolidated Financial Statements for Acadiana as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002; (iv) under Item 7, a statement that pro forma financial information required by Item 7(b) of Form 8-K will be filed by amendment to the Form 8-K no later than May 16, 2003; and (v) under Item 7, the Consent of Independent Accountants for Acadiana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date:	May 14, 2003	By:	/s/ DARYL G. BYRD
Daryl G. Byrd President and Chief Executive Officer

Date:	May 14, 2003	By:	/s/ MARILYN W. BURCH
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

Date:	May 14, 2003	By:	/s/ DARYL G. BYRD
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

Date:	May 14, 2003	By:	/s/ MARILYN W. BURCH
Marilyn W. Burch Executive Vice President and Chief Financial Officer