Form 10-Q
period 2003-06-30
IBERIABANK CORP
filed 2003-08-14
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The Registrant had 6,723,409 shares of common stock, $1.00 par value, which were issued and outstanding as of August 11, 2003.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$40,441	$36,555
Interest-bearing deposits in banks	15,449	27,220

Total cash and cash equivalents	55,890	63,775
Investment securities:
Available for sale, at fair value	392,953	309,636
Held to maturity, fair values of $70,324 and $60,600, respectively	67,615	58,486
Mortgage loans held for sale	18,540	8,683
Loans, net of unearned income	1,333,705	1,044,492
Allowance for loan losses	(16,772)	(13,101)

Loans, net	1,316,933	1,031,391
Premises and equipment, net	28,929	18,161
Goodwill and acquisition intangibles	64,276	35,401
Other assets	64,161	45,055

Total Assets	$2,009,297	$1,570,588

LIABILITIES
Deposits:
Noninterest-bearing	$190,212	$159,005
Interest-bearing	1,336,032	1,083,227

Total deposits	1,526,244	1,242,232
Short-term borrowings	109,593	96,803
Long-term debt	166,041	75,458
Other liabilities	20,471	16,497

Total Liabilities	1,822,349	1,430,990

Shareholders’ Equity
Preferred stock, $1 par value—5,000,000 shares authorized	—	—
Common stock, $1 par value—25,000,000 shares authorized; 8,362,492 and 7,380,671 shares issued, respectively	8,363	7,381
Additional paid-in-capital	112,387	72,769
Retained earnings	110,814	102,390
Unearned compensation	(2,887)	(2,690)
Accumulated other comprehensive income	868	712
Treasury stock at cost—1,650,818 and 1,667,842 shares	(42,597)	(40,964)

Total Shareholders’ Equity	186,948	139,598

Total Liabilities and Shareholders’ Equity	$2,009,297	$1,570,588

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest and Dividend Income
Loans, including fees	$20,340	$17,658	$38,754	$35,598
Mortgage loans held for sale, including fees	253	59	371	157
Investment securities:
Taxable interest	3,284	3,874	6,645	7,460
Tax-exempt interest	607	271	1,146	519
Dividends on investments	130	42	235	83
Interest-bearing demand deposits	93	112	168	373

Total interest and dividend income	24,707	22,016	47,319	44,190

Interest Expense
Deposits	5,668	6,303	10,760	13,323
Short-term borrowings	325	98	738	188
Long-term debt	1,649	677	2,843	1,290

Total interest expense	7,642	7,078	14,341	14,801

Net interest income	17,065	14,938	32,978	29,389
Provision for loan losses	1,574	1,798	3,149	2,998

Net interest income after provision for loan losses	15,491	13,140	29,829	26,391

Noninterest Income
Service charges on deposit accounts	2,954	2,629	5,552	4,588
ATM fee income	504	419	932	787
Gain on sale of mortgage loans, net	1,132	431	1,834	796
Gain on sale of assets	158	391	187	401
Gain on sale of investments, net	6	—	78	5
Other income	1,242	1,072	2,285	1,952

Total noninterest income	5,996	4,942	10,868	8,529

Noninterest Expense
Salaries and employee benefits	6,718	5,986	12,769	11,654
Occupancy and equipment	1,627	1,361	3,058	2,724
Amortization of acquisition intangibles	248	75	332	157
Franchise and shares tax	556	373	1,052	746
Communication and delivery	699	626	1,400	1,261
Marketing and business development	282	272	575	514
Data processing	445	341	892	676
Printing, stationery and supplies	236	165	420	361
Other expenses	2,056	1,996	4,091	3,423

Total noninterest expense	12,867	11,195	24,589	21,516

Income before income tax expense	8,620	6,887	16,108	13,404
Income tax expense	2,641	2,246	4,911	4,376

Net Income	$5,979	$4,641	$11,197	$9,028

Earnings per share—basic	$0.92	$0.81	$1.82	$1.58

Earnings per share—diluted	$0.85	$0.75	$1.68	$1.47

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$7,381	$70,477	$88,306	$(3,683)	$739	$(28,803)	$134,417
Comprehensive income:
Net income			9,028				9,028
Change in unrealized gain on securities available for sale, net of deferred taxes					896		896
Change in accumulated net gain (loss) on cash flow hedges, net of deferred taxes					(200)		(200)

Total comprehensive income							9,724
Cash dividends declared, $.36 per share			(2,107)				(2,107)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 26,705 shares		126				212	338
Common stock released by ESOP trust		621		259			880
Common stock earned by participants of recognition and retention plan trust, including tax benefit		54		241			295

Balance, June 30, 2002	$7,381	$71,278	$95,227	$(3,183)	$1,435	$(28,591)	$143,547

Balance, December 31, 2002	$7,381	$72,769	$102,390	$(2,690)	$712	$(40,964)	$139,598
Comprehensive income:
Net income			11,197				11,197
Change in unrealized gain on securities available for sale, net of deferred taxes					838		838
Change in accumulated net gain (loss) on cash flow hedges, net of deferred taxes					(682)		(682)

Total comprehensive income							11,353
Cash dividends declared, $.42 per share			(2,773)				(2,773)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 69,824 shares		146				326	472
Common stock released by ESOP trust		781		241			1,022
Common stock earned by participants of recognition and retention plan trust, including tax benefit		113		262			375
Common stock issued for recognition and retention plan		352		(700)		348	—
Common stock issued for acquisition	982	38,226					39,208
Treasury stock acquired at cost, 52,800 shares						(2,307)	(2,307)

Balance, June 30, 2003	$8,363	$112,387	$110,814	$(2,887)	$868	$(42,597)	$186,948

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$11,197	$9,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,558	1,737
Provision for loan losses	3,149	2,998
Noncash compensation expense	1,263	1,061
Gain on sale of assets	(196)	(401)
Gain on sale of investments	(78)	(5)
Amortization of premium/discount on investments	2,743	836
Net change in loans held for sale	(6,284)	13,448
Other operating activities, net	(2,063)	(7,664)

Net Cash Provided by Operating Activities	12,289	21,038

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	96,196	11,011
Proceeds from maturities, prepayments and calls of securities available for sale	72,768	74,152
Purchases of securities available for sale	(212,426)	(98,354)
Proceeds from maturities, prepayments and calls of securities held to maturity	13,707	12,509
Purchases of securities held to maturity	(5,147)	(635)
Proceeds from sale of loans	26,913	—
Increase in loans receivable, net	(127,483)	(25,203)
Proceeds from sale of premises and equipment	307	—
Purchases of premises and equipment	(3,018)	(1,039)
Proceeds from disposition of real estate owned	1,138	1,549
Cash received in excess of cash paid in acquisition	21,287	(5,999)
Other investing activities, net	(2,475)	—

Net Cash (Used in) Provided by Investing Activities	(118,233)	(32,009)

Cash Flows from Financing Activities
Increase (Decrease) in deposits	74,041	(30,645)
Net change in short-term borrowings	11,464	33,103
Proceeds from long-term debt	30,000	12,000
Repayments of long-term debt	(13,124)	(822)
Dividends paid to shareholders	(2,296)	(1,985)
Proceeds from sale of treasury stock for stock options exercised	472	338
Costs of issuance of common stock in acquisition	(191)	—
Payments to repurchase common stock	(2,307)	—

Net Cash Provided by Financing Activities	98,059	11,989

Net (Decrease) Increase In Cash and Cash Equivalents	(7,885)	1,018
Cash and Cash Equivalents at Beginning of Period	63,775	51,681

Cash and Cash Equivalents at End of Period	$55,890	$52,699

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$931	$832

Common stock issued in acquisition	$38,586	—

Exercise of stock options with payment in company stock	$681	$315

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$15,101	$15,777

Income taxes, net	$4,750	$4,850

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Basis of Financial Statement Presentation

The consolidated financial statements of IBERIABANK Corporation (the “Company”) include all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The principal business of the Company is conducted through its bank subsidiary headquartered in Lafayette, Louisiana with operations in south central Louisiana, north Louisiana and the greater New Orleans area.

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

Note 2—Earnings Per Share

For the three months ended June 30, 2003, basic earnings per share were based on 6,485,180 weighted average shares outstanding and diluted earnings per share were based on 7,015,872 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 83,126; (b) the weighted average shares owned by the Management Recognition Plan and Trust (“MRP”) of 139,222; and (c) the weighted average shares purchased in Treasury Stock of 1,654,964.

For the six months ended June 30, 2003, basic earnings per share were based on 6,155,501 weighted average shares outstanding and diluted earnings per share were based on 6,662,690 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 89,107; (b) the weighted average shares owned by the Management Recognition Plan and Trust (“MRP”) of 137,430; and (c) the weighted average shares purchased in Treasury Stock of 1,660,414.

Note 3—Recent Accounting Pronouncements

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or results of operations.

Note 4—Compensation Cost for Stock-Based Incentives

In October 1995, the FASB issued FAS 123, which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company uses the intrinsic value method under APB Opinion 25 to account for stock options granted.

Applying FAS 123 would result in pro forma net income and earnings per share amounts as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income:
As reported	$5,979	$4,641	$11,197	$9,028
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(344)	(258)	(616)	(516)

Pro forma	$5,635	$4,383	$10,581	$8,512
Earnings per share:
As reported —basic	$.92	$.81	$1.82	$1.58
diluted	$.85	$.75	$1.68	$1.47
Pro forma —basic	$.87	$.76	$1.72	$1.49
diluted	$.81	$.72	$1.61	$1.41

Note 5—Pro Forma Statements of Acquisition

The Company completed the acquisition of Acadiana Bancshares, Inc. (“Acadiana”) at the close of business on February 28, 2003. This acquisition enhances the Company’s position as a leading financial services provider in its primary market base area and in the state of Louisiana.

The consolidated statement of income includes the results of operations for Acadiana from the acquisition date. The transaction resulted in $25 million of goodwill, $4 million of core deposit intangibles and $300 thousand of other intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of eight years using a double declining method. The amount allocated to other intangibles represents the estimated value assigned to mortgage servicing rights and is being amortized over an estimated useful life of seven years using an interest method.

In the acquisition, shareholders of Acadiana received total consideration of $39.38 per outstanding share of Acadiana common stock in a combination of the Company’s common stock and cash. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands) (unaudited)
Cash and due from banks	$31,068
Investment securities	57,676
Loans, net	189,573
Premises & equipment, net	8,913
Goodwill	25,164
Core deposit & other intangibles	4,357
Other assets	20,268
Deposits	(209,971)
Long-term debt	(75,034)
Other liabilities	(3,178)

Total purchase price	$48,836

The results of operations of the Company subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following pro forma information for the three month and six month periods ended June 30, 2003 and June 30, 2002 reflect the Company’s estimated consolidated results of operations as if the acquisition of Acadiana occurred at January 1 of the respective period, unadjusted for potential cost savings.

(dollars in thousands, except share amounts) (unaudited)
	Pro Forma Combined For the Three Months Ended		Pro Forma Combined For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest and dividend income	$24,707	$26,707	$49,900	$53,710
Interest expense	7,642	9,008	15,393	18,781

Net interest income	17,065	17,699	34,507	34,929
Provision for loan losses	1,574	1,798	3,149	2,998

Net interest income after provision for loan losses	15,491	15,901	31,358	31,931
Noninterest income	5,996	5,574	11,280	9,598
Noninterest expense	12,867	13,514	26,038	26,061

Income before income taxes	8,620	7,961	16,600	15,468
Income tax expense	2,641	2,606	4,871	5,103

Net income	$5,979	$5,355	$11,729	$10,365

Earnings per share—basic	$.92	$.80	$1.81	$1.55

Earnings per share—diluted	$.85	$.75	$1.68	$1.46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the first six months of the year. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

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

SECOND QUARTER OVERVIEW

During the second quarter of 2003, the Company earned $6.0 million, or $.85 per share on a diluted basis. This is a 29% increase over the $4.6 million, or $.75 per diluted share, earned for the second quarter of 2002. Earnings performance for the current quarter was influenced by the acquisition of Acadiana at the close of business on February 28, 2003, and many other factors, the key components of which are summarized below.

•	Net interest income increased by $2.1 million, or 14%, for the three months ended June 30, 2003 compared to the same period of 2002. This was largely attributable to an increased volume of earning assets. The corresponding net interest margin on a tax-equivalent basis declined to 3.90% from 4.61% as higher mortgage prepayment speeds resulted in increased premium amortizations of related products and spreads associated with the earning asset growth trended down. Additionally, the recent Acadiana acquisition resulted in increased net interest income, but a reduction of the margin as a result of marking the acquired asset and liability mix to current yields.

•	Improvement in noninterest income of $1.1 million, or 21%, for the second quarter of this year as compared to the same period of 2002, was mainly driven by increased service charge revenues on deposit accounts and gains on the sales of mortgage loans.

•	Noninterest expense increased by $1.7 million, or 15%, for the quarter ended June 30, 2003 as compared to the same quarter last year. This was due in part to the absorption of expenses for the entire second quarter related to the acquisition of Acadiana. Other increases for the second quarter of this year as compared to the same period last year were primarily associated with infrastructure improvements.

•	The Company provided $1.6 million for possible loan losses for the three months ended June 30, 2003 as compared to $1.8 million for the same period of 2002 to bring the allowance for loan losses as a percent of total loans to 1.26% at the end of the quarter. Net charge-offs for the second quarter of 2003 were $835,000, or 0.25% of average loans on an annualized basis compared to $1.5 million, or 0.63% a year earlier. Nonperforming assets increased $1.3 million during the second quarter of this year and $858,000 since year-end 2002.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of any interest or dividend-bearing asset, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. For the six months ended June 30, 2003, total average earning assets of the Company amounted to $1.7 billion, an increase of $341.5 million, or 25.2%, from December 31, 2002.

Loans and Allowance for Possible Loan Losses—The loan portfolio increased $289.2 million, or 27.7%, to $1.3 billion at June 30, 2003, compared to $1.0 billion at December 31, 2002. The Company’s loan to deposit ratio at June 30, 2003 was 87.4% compared to 84.1% at December 31, 2002. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

Table 1—Loan Portfolio Composition

(dollars in thousands)	June 30, 2003	December 31, 2002
Residential mortgage loans:
Residential 1-4 family	$311,036	$207,130
Construction	33,119	16,470

Total residential mortgage loans	344,155	223,600

Commercial loans:
Real estate	322,450	254,688
Business	194,764	157,288
Lease financing receivables	1,900	2,051

Total commercial loans	519,114	414,027

Consumer loans:
Indirect automobile	234,189	219,280
Home equity	165,100	122,799
Other	71,147	64,786

Total consumer loans	470,436	406,865

Total loans receivable	$1,333,705	$1,044,492

The increase in loans since year-end 2002 was due to $192.2 million of additional loans obtained through the acquisition of Acadiana, less the sale of $26.9 million of residential mortgage loans obtained through the acquisition, as well as internal growth of $123.9 million. Commercial real estate loans increased $67.8 million, or 26.6%, and commercial business loans increased $37.5 million, or 23.8%. Growth in the commercial loan segment came primarily from traditional commercial, private banking and institutional loans. Growth in residential mortgage loans was $120.6 million, or 53.9%. The Company continues to sell the majority of fixed rate mortgage loan originations and recognize the attendant up front income rather than assume the rate risk associated with a longer term asset. Mortgage loan retention is primarily the result of construction lending and larger private banking residential loan originations that provide the opportunity for increased relationships. Total consumer loans increased $63.6 million, or 15.6%, during the first six months of this year. Consumer loans are comprised of indirect automobile loans, up $14.9 million, or 6.8%, an increase in home equity loans of $42.3 million, or 34.4%, and an increase in all other consumer loans of $6.4 million, or 9.8%. The Company maintains a focus on prime, or low risk, consumer loans. Excluding the effect of the purchase accounting transaction, total commercial loans increased $34.6 million, total residential mortgage loans increased $57.6 million and consumer loans increased $31.7 million.

Approximately $27 million of the residential mortgage loan portfolio obtained through the acquisition of Acadiana was sold during the second quarter of 2003. As a result of relatively high coupons and longer maturities, prepayment speeds within this portfolio of loans were elevated. The loans sold had an underlying gross weighted average coupon in the mid-7% range and a weighted average maturity just short of 20 years. Due to the purchase accounting adjustment required at acquisition, recognized yields on this portfolio prior to the sale were much lower than the coupon; however, the higher coupon provided an opportunity, upon sale, to recognize a cash gain. The sale proceeds were used to pay down borrowings and fund subsequent loan growth. In conjunction with the loan sale, the loan premium recorded in association with the acquisition was reduced by $1.2 million during the second quarter of 2003. Mortgage servicing rights were retained to maintain relationships with this base of customers.

As a result of aggressively working to transition the loan portfolio to be more representative of a commercial bank, the Company recognizes that there is the potential for higher charge-off and nonperforming levels, but also a higher level of return for investors. Accordingly, management has assertively worked to improve the risk-adjusted level of return within the loan portfolio. The Company has significantly increased the allowance for loan losses, tightened underwriting guidelines and procedures, improved the underwriting risk/return dynamics, adopted more conservative consumer loan charge-off and nonaccrual guidelines, rewritten the loan policy and established an internal loan review function.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $7.5 million, or 0.37% of total assets at June 30, 2003, compared to $6.6 million, or 0.42% of total assets at December 31, 2002. Based on the Company’s normal loan loss reserve analysis, the Company is adequately reserved for the risk of loss in the loan portfolio at this time. The allowance for loan losses amounted to $16.8 million, or 1.26% and 313.0% of total loans and total nonperforming loans, respectively, at June 30, 2003 compared to 1.25% and 301.6%, respectively, at December 31, 2002. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2—Nonperforming Assets and Troubled Debt Restructurings

(dollars in thousands)	June 30, 2003	December 31, 2002
Nonaccrual loans:
Commercial, financial and agricultural	$2,018	$1,693
Mortgage	391	334
Loans to individuals	1,404	1,230

Total nonaccrual loans	3,813	3,257
Accruing loans 90 days or more past due	1,546	1,086

Total nonperforming loans	5,359	4,343
Foreclosed property	2,109	2,267

Total nonperforming assets	7,468	6,610
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$7,468	$6,610

Nonperforming loans to total loans *	0.40%	0.42%
Nonperforming assets to total assets *	0.37%	0.42%
Allowance for loan losses to nonperforming loans *	313.0%	301.6%
Allowance for loan losses to total loans	1.26%	1.25%

*	Nonperforming loans and assets include accruing loans 90 days or more past due.

Nonperforming assets increased slightly since the end of 2002 primarily tied to a limited number of loans that are likely to have a limited risk of loss. The increase in nonperforming assets of $858,000 during this period was due to increases in the amount of nonaccrual loans and the amount of loans past due. Foreclosed properties, representing approximately 28% of total nonperforming assets, declined slightly. This category is principally composed of one commercial real estate property, currently under contract at the carrying value. Net charge-offs for the second quarter of this year were $835,000, or 0.25% of average loans on an annualized basis as compared to $1.5 million for the same quarter last year, or 0.63%. At June 30, 2003, management was not aware of any information regarding a borrower’s inability to comply with loan repayment terms on any material credit not classified as a nonperforming asset.

The allowance for loan losses is maintained at an appropriate level based on management’s analysis of the potential risk of loss in the loan portfolio. The Company’s policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans and leases. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Provisions for loan losses, which are charged against income, increase the allowance. Management of the Company presently believes that its allowance for loan losses was adequate at June 30, 2003, based on facts and circumstances available, to cover any potential losses in the Company’s loan portfolio. However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumption used by management in making its determinations in this regard.

Investment Securities—The Company’s investment securities available for sale increased $83.3 million, or 26.9%, to $393.0 million at June 30, 2003, compared to $309.6 million at December 31, 2002. The increase was due to securities of $40.0 million obtained through the acquisition of Acadiana, purchases of $212.4 million, and an increase of $1.3 million in the market value of the portfolio, which were partially offset by sales of $96.2 million and principal amortizations, maturities and calls totaling $72.8 million.

The Company’s investment securities held to maturity increased $9.1 million, or 15.6%, to $67.6 million at June 30, 2003, compared to $58.5 million at December 31, 2002. This increase was due to securities of $17.9 million obtained through the acquisition of Acadiana and purchases of $5.1 million, which were partially offset by principal amortizations, maturities and calls totaling $13.7 million.

Short-term Investments—Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the ending FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $11.8 million, or 43.2%, to $15.4 million at June 30, 2003, compared to $27.2 million at December 31, 2002.

Mortgage Loans Held for Sale—Loans held for sale increased $9.9 million, or 113.5%, to $18.5 million at June 30, 2003 compared to $8.7 million at December 31, 2002. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.

Other Assets—Included in this category are cash and due from banks, premises and equipment, goodwill and acquisition intangibles and other assets. From December 31, 2002 to June 30, 2003, cash and due from banks increased $3.9 million, or 10.6%, premises and equipment increased $10.8 million, or 59.3%, and other assets increased $19.1 million, or 42.4%. Also included in this category is the increase in goodwill and acquisition intangibles of $28.9 million, or 81.6%, as a result of the acquisition of Acadiana.

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

Deposits—Total end of period deposits increased $284.0 million, or 22.9%, to $1.5 billion at June 30, 2003, compared to $1.2 billion at December 31, 2002. The growth in deposits for the first six months of 2003 includes the effect of deposits acquired in a purchase accounting transaction with Acadiana, which was completed during the first quarter of 2003. The purchase of Acadiana resulted in the addition of $210.0 million in total deposits. From December 31, 2002 to June 30, 2003, noninterest-bearing checking accounts increased $31.2 million, or 19.6%, interest-bearing checking account deposits increased $55.1 million, or 19.6%, savings and money market accounts increased $37.6 million, or 11.8%, and certificate of deposit accounts increased $160.1 million, or 33.2%. Excluding the effect of the purchase accounting transaction, noninterest-bearing checking accounts would have increased $10.3 million, or 6.5%, interest-bearing checking account deposits would have increased $17.7 million, or 6.3%, savings and money market accounts would have increased $23.9 million, or 7.5%, and certificates of deposit accounts would have increased $22.1 million, or 4.6%.

Short-term Borrowings—Short-term borrowings increased $12.8 million, or 13.2%, to $109.6 million at June 30, 2003, compared to $96.8 million at December 31, 2002. The Company’s short-term borrowings at June 30, 2003 were comprised of $87.0 million in FHLB advances with maturities of six months or less and $22.6 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and which source of funds are used to satisfy these needs.

Long-term Borrowings—Long-term borrowings increased $90.6 million, or 120.0%, to $166.0 million at June 30, 2003, compared to $75.5 million at December 31, 2002. At June 30, 2003, the Company’s long-term borrowings were comprised primarily of fixed-rate advances from the FHLB. Additionally, there was a balance of $20.0 million of junior subordinated debt as a result of a $10.0 million trust preferred offering, which closed in November 2002 and a second offering which closed in June 2003. The primary reason for the increase in long-term debt was due to the purchase accounting transaction with Acadiana in which the Company acquired FHLB fixed-rate advances totaling $69.5 million.

Shareholders’ Equity—Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2003, total shareholders’ equity totaled $186.9 million, an increase of $47.3 million, or 33.9%, compared to $139.6 million at December 31, 2002. The increase in shareholders’ equity for the first six months of the year was the result of the Company’s net income of $11.2 million, $1.0 million of common stock released by the Company’s Employee Stock Ownership Plan (“ESOP”) trust, $375,000 of common stock earned by participants of the Company’s Recognition and Retention Plan (“RRP”) trust, $472,000 from the reissuance of treasury stock for stock options exercised, $39.2 million for the issuance of common stock as a result of the purchase accounting transaction with Acadiana, and a $156,000 increase in other comprehensive income. Such increases were partially offset by cash dividends declared on the Company’s common stock of $2.8 million and repurchases of $2.3 million of the Company’s common stock that were placed into treasury.

RESULTS OF OPERATIONS

The Company reported net income of $6.0 million for the three months ended June 30, 2003, compared to $4.6 million earned during the three months ended June 30, 2002, an increase of $1.3 million, or 28.8%. The Company’s interest income increased $2.7 million, interest expense increased $564,000, the provision for loan losses decreased $224,000, noninterest income increased $1.1 million, noninterest expense increased $1.7 million and income tax expense increased $395,000 during the three months ended June 30, 2003, compared to the second quarter of 2002. Included in earnings are the results of operations of Acadiana from the acquisition date forward.

For the six months ended June 30, 2003, the Company reported net income of $11.2 million, compared to $9.0 million earned during the same period of 2002, an increase of $2.2 million, or 24.0%. The Company’s interest income increased $3.1 million, interest expense decreased $460,000, the provision for loan losses increased $151,000, noninterest income increased $2.3 million, noninterest expense increased $3.1 million, and income tax expense increased $535,000 when comparing the first six months of 2003 to the same period of 2002. Included in earnings are the results of operations of Acadiana from the acquisition date forward.

Net Interest Income—As the primary driver of core earnings, net interest income is subject to constant evaluation. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.67% during the three months ended June 30, 2003, compared to 4.27% for the comparable period in 2002. The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 3.90% during the three months ended June 30, 2003, compared to 4.61%, for the comparable period in 2002.

Net interest income increased $2.1 million, or 14.2%, to $17.1 million for the three months ended June 30, 2003, compared to $14.9 million for the three months ended June 30, 2002. The increase was due to a $2.7 million, or 12.2%, increase in interest income, which was partially offset by a $564,000, or 8.0%, increase in interest expense. The increase in interest income was the result of a $490.4 million, or 37.1%, increase in the average balance of earning assets, which was partially offset by a 117 basis point decrease in the yield earned on earning assets. The increase in interest expense was the result of a $453.6 million, or 39.9%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 57 basis point decrease in the cost of interest-bearing liabilities.

For the six months ended June 30, 2003, net interest income increased $3.6 million, or 12.2%, to $33.0 million, compared to $29.4 million for the first six months of 2002. The increase was due to a $3.1 million, or 7.1%, increase in interest income, together with a $460,000, or 3.1%, decrease in interest expense. The increase in interest income was the result of a $370.0 million, or 27.9%, increase in the average balance of earning assets, which was partially offset by a 104 basis point decrease in the yield earned on earning assets. The decrease in interest expense was the result of a 66 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a $339.6 million, or 29.7%, increase in the average balance of interest-bearing liabilities.

Net interest spread and margin compression was primarily driven by elevated mortgage prepayment speeds that impacted the premium amortization on related products in both the bond and loan portfolios. As a result of the current low interest rate environment, new volume spreads have trended lower as well. Additionally, the balance sheet mix of the recent Acadiana acquisition and subsequent purchase accounting adjustments marking the portfolios to market yields, while positive to net interest income, also lowered the net interest spread and margin. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, a continued period of low interest rates may exert downward pressure on the net interest margin and net interest income. Under traditional measures of interest rate gap positions, the Company is moderately liability sensitive in the short-term. As of June 30, 2003, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the 12 months would approximate a 5.0% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 2.5% decrease in net interest income from an unchanged rate environment. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company will continue to monitor investment opportunities and weigh the associated risk/return. The Company has also engaged in interest rate swap transactions, which are a form of a derivative financial instrument, to modify the indicated net interest sensitivity to levels deemed to be appropriate. Through this instrument, interest rate risk is managed by hedging with an interest rate swap contract designed to pay fixed and receive floating interest. The interest rate swaps of the Company were executed to modify net interest sensitivity to levels deemed appropriate. Although each FRB rate reduction becomes more challenging to offset, deposit rate reductions and less aggressive repricing of the maturing certificate of deposit portfolio in the current low rate environment has allowed the Company to reduce funding costs at this time and thereby offset the negative impact of recent FRB rate movement.

Table 3 presents average balance sheets, net interest income and average interest rates for the three and six-month periods ended June 30, 2003 and 2002.

Table 3—Average Balances, Net Interest Income and Interest Yields / Rates

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2003			2002			2003			2002
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)

Earning assets:
Loans receivable:
Mortgage loans	$340,971	$5,352	6.28%	$191,648	$3,738	7.80%	$303,615	$9,742	6.42%	$195,209	$7,609	7.80%
Commercial loans (TE)	509,201	6,618	5.39	358,802	5,633	6.41	480,669	12,651	5.49	353,484	11,321	6.56
Consumer and other loans	461,292	8,343	7.25	399,159	8,256	8.30	442,386	16,306	7.43	398,744	16,637	8.41
Lease financing receivables	1,941	27	5.50	2,212	31	5.54	1,979	55	5.53	1,162	31	5.31

Total loans	1,313,405	20,340	6.28	951,821	17,658	7.48	1,228,649	38,754	6.42	948,599	35,598	7.59

Loans held for sale	18,796	253	5.38	4,897	59	4.82	13,579	371	5.46	5,436	157	5.78
Investment securities (TE)	432,070	3,891	3.91	331,197	4,145	5.18	409,535	7,791	4.11	318,376	7,979	5.19
Other earning assets	46,145	223	1.94	32,122	154	1.92	42,758	403	1.90	52,092	456	1.77

Total earning assets	1,810,416	24,707	5.59	1,320,037	22,016	6.76	1,694,521	47,319	5.74	1,324,503	44,190	6.78

Allowance for loan losses	(16,629)			(11,244)			(15,555)			(11,192)
Nonearning assets	190,971			130,380			170,538			131,244

Total assets	$1,984,758			$1,439,173			$1,849,504			$1,444,555

Interest-bearing liabilities:
Deposits:
NOW accounts	$323,089	735	0.91	$254,623	763	1.20	$307,334	1,439	0.94	$253,154	1,554	1.24
Savings and money market accounts	363,754	809	0.89	319,624	1,106	1.39	348,620	1,624	0.94	318,049	2,286	1.45
Certificates of deposit	648,435	4,124	2.55	499,517	4,434	3.56	586,633	7,697	2.65	512,528	9,483	3.73

Total interest-bearing deposits	1,335,278	5,668	1.70	1,073,764	6,303	2.35	1,242,587	10,760	1.75	1,083,731	13,323	2.48
Short-term borrowings	96,746	325	1.33	19,497	98	1.99	108,133	738	1.36	17,473	188	2.14
Long-term debt	157,807	1,649	4.13	42,921	677	6.24	130,464	2,843	4.33	40,377	1,290	6.35

Total interest-bearing liabilities	1,589,831	7,642	1.92	1,136,182	7,078	2.49	1,481,184	14,341	1.95	1,141,581	14,801	2.61

Noninterest-bearing demand deposits	183,952			145,585			175,200			146,505
Noninterest-bearing liabilities	24,744			16,457			21,914			17,534

Total liabilities	1,798,527			1,298,224			1,678,298			1,305,620
Shareholders’ Equity	186,231			140,949			171,206			138,935

Total liabilities and shareholders’ equity	$1,984,758			$1,439,173			$1,849,504			$1,444,555

Net earning assets	$220,585			$183,855			$213,337			$182,922

Net interest spread		$17,065	3.67%		$14,938	4.27%		$32,978	3.79%		$29,389	4.17%

Net interest income (TE) / Net interest margin (TE)		$17,712	3.90%		$15,267	4.61%		$34,207	4.04%		$30,015	4.53%

Ratio of earning assets to interest-bearing liabilities	113.87%			116.18%			114.40%			116.02%

(1)	Annualized.

Provision For Loan Losses—Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on various factors as they relate to the collectability of the Company’s loan portfolio. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Provisions for loan losses are charged against income.

For the three months ended June 30, 2003, the provision for loan losses was $1.6 million as compared to $1.8 million for the same period in 2002. For the six months ended June 30, 2003, the provision for loan losses was $3.1 million as compared to $3.0 million for the first six months of 2002. The higher provision is attributable to loan growth and changes in the mix of loans from period to period as well as net charge-offs to the previously established reserves. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.26% at June 30, 2003 and 1.21% at June 30, 2002, compared to 1.25% at December 31, 2002.

Noninterest Income—The Company’s total noninterest income was $6.0 million for the three months ended June 30, 2003, compared to $4.9 million for the same period in 2002. Noninterest income increased $1.1 million, or 21.3%, for the three months ended June 30, 2003, compared to the same period in 2002. The primary reasons for the increase in noninterest income was due to a $701,000 increase in gains on the sale of mortgage loans in the secondary market, a $325,000 increase in service charges on deposit accounts, an $85,000 increase in ATM fee income from increased usage, a $71,000 increase in earnings and cash surrender value of bank owned life insurance, a $6,000 increase in gains on the sale of investment securities, and a $99,000 increase in other net noninterest income. All of these increases were partially offset by a $233,000 reduction in gain on sale of assets. The second quarter of 2002 included a $382,000 gain on the sale of the Morgan City, Louisiana branch office.

For the six months ended June 30, 2003, the Company’s total noninterest income was $10.9 million, compared to $8.5 million for the same period in 2002. Noninterest income increased $2.3 million, or 27.4%, for the six months ended June 30, 2003, compared to the same period in 2002. The increase was due primarily to a $1.0 million increase in gains on the sale of mortgage loans in the secondary market, a $964,000 increase in service charges on deposit accounts, a $133,000 increase in earnings and cash surrender value of bank owned life insurance, a $145,000 increase in ATM fee income, and a $73,000 increase in gains on the sale of investment securities. All other net noninterest income increased $200,000. These increases were offset by a $214,000 reduction in gain on sale of assets, the principal reason being the inclusion in 2002 of the gain on the sale of the Morgan City branch office.

Noninterest Expense—The Corporate culture of the Company includes a focus on expense control. Discretionary expenses, staffing levels and compensation are regularly reviewed. Increased expenses are primarily related to the full quarterly impact of the Acadiana acquisition and other infrastructure improvements. Noninterest expense includes costs related to salary and employee benefits, occupancy and equipment, communication and delivery, marketing and business development, amortization of acquisition intangibles and other expenses. Noninterest expense increased $1.7 million, or 14.9%, for the three months ended June 30, 2003, to $12.9 million, compared to $11.2 million for the three months ended June 30, 2002. The increase in noninterest expense was partly due to an increase in salaries and employee benefits of $732,000, due largely to the increased staffing levels associated with the Acadiana acquisition and also mortgage-related commission expense. In addition, the Company also experienced a rising cost associated with the increased market value of the Company’s common stock as it relates to the Company’s ESOP. Other expense increases included $266,000 in building and occupancy expense, $183,000 in the franchise and share tax assessments, $173,000 in amortization of acquisition intangibles related to the Acadiana acquisition, and $104,000 in data processing expense, primarily as a result of technology improvements. Other net noninterest expenses increased by $214,000.

For the six months ended June 30, 2003, noninterest expense increased $3.1 million, or 14.3%, to $24.6 million, compared to $21.5 million for the same period in 2002. This increase is due in part to a $1.1 million increase in salaries and employee benefits, the result of increased staffing levels associated with the Acadiana acquisition and mortgage related commission expense. The rising cost associated with the increased market value of the Company’s common stock as it relates to the Company’s ESOP was also a factor. Other increases included $334,000 in building and occupancy expense, $306,000 in the franchise and share tax assessment, $216,000 in data processing expense, $139,000 in communication and delivery expense and $474,000 in legal and professional expenses. Amortization of acquisition intangibles also increased $175,000 in association with the Acadiana acquisition. Other net noninterest expenses increased by $314,000.

Income Tax Expense—Income tax expense increased $395,000, or 17.6%, for the three months ended June 30, 2003 to $2.6 million, compared to $2.2 million for the three months ended June 30, 2002. The effective tax rate for the three months ended June 30, 2003 and 2002 was 30.6% and 32.6%, respectively. For the six months ended June 30, 2003, income tax expense increased $535,000, or 12.2%, to $4.9 million, compared to $4.4 million for the first six months of 2002. The effective tax rate for the six months ended June 30, 2003 and 2002 was 30.5% and 32.6%, respectively. The increase in income tax expense was due primarily to the increase in income before income taxes. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of municipal investments and nontaxable portion of bank owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. The FHLB provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2003, the Company had $231.4 million of outstanding advances from the FHLB of Dallas. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $65 million in the form of federal funds and other lines of credit. In addition, the Company has issued trust preferred securities totaling $20 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the trust preferred securities. The most recent issuance of trust preferred securities, totaling $10 million, was completed in the second quarter of this year at a swapped yield of 5.88% for five years.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2003, the total approved loan commitments outstanding amounted to $37.6 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $226.3 million. Certificates of deposit scheduled to mature in twelve months or less at June 30, 2003 totaled $422.8 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2003, the Company and its subsidiary bank had regulatory capital that was in excess of regulatory requirements. The Company’s actual levels and current requirements as of June 30, 2003 are detailed below:

	Actual Capital		Required Capital
(dollars in thousands):	Amount	Percent	Amount	Percent
Tier 1 Leverage	$141,763	7.38%	$76,818	4.00%
Tier 1 Risk-Based	$141,763	10.78%	$52,586	4.00%
Total Risk-Based	$158,196	12.03%	$105,173	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003. Additional information required for this item is included herein on page 14 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In addition, the Company reviewed its internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 7, 2003.

1.	With respect to the election of three directors to serve three-year terms expiring in the year 2006 and until their successors are elected and qualified, the following are the number of shares voted for each nominee:

Nominees	For	Withheld
Ernest P. Breaux, Jr.	5,661,666	43,660
John N. Casbon	5,642,243	63,083
Jefferson G. Parker	5,661,666	43,660

There were no abstentions or broker non-votes.

2.	With respect to the proposed amendments to the IBERIABANK Corporation 2001 Incentive Compensation Plan, the following are the number of shares voted:

For	Against	Abstain
2,625,304	1,482,186	37,156

There were no broker non-votes.

3.	With respect to the ratification of the appointment of Castaing, Hussey & Lolan, LLC as the Company’s independent auditors for the fiscal year ending December 31, 2003, the following are the number of shares voted:

For	Against	Abstain
5,596,651	97,592	11,083

There were no broker non-votes.

Item 5.	Other Information

On June 17, 2003, the Company sold $10,000,000 of trust preferred securities, issued through its wholly owned Connecticut statutory trust, IBERIABANK Statutory Trust II, to a pooling vehicle, Trapeza CDO III, LLC and to Credit Suisse First Boston LLC. The variable rate of interest is three-month LIBOR plus 3.15%.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibit Index.

Exhibit No. 10.1	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(1) Current Report on Form 8-K dated April 1, 2003, furnishing under Item 9 presentation materials related to an investor conference held on April 1, 2003.

(2) Current Report on Form 8-K dated April 22, 2003, furnishing under Item 9 (pursuant to Item 12) announcement of the Company’s results of operations for the quarter ended March 31, 2003.

(3) Current Report on Form 8-K dated May 5, 2003, furnishing under Item 9 presentation materials related to an investor conference held on May 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date:	August 14, 2003	By:	/s/ DARYL G. BYRD
Daryl G. Byrd President and Chief Executive Officer

Date:	August 14, 2003	By:	/s/ MARILYN W. BURCH
Marilyn W. Burch Executive Vice President and Chief Financial Officer