Form 10-Q
period 2003-09-30
IBERIABANK CORP
filed 2003-11-12
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The Registrant had 6,742,863 shares of common stock, $1.00 par value, which were issued and outstanding as of November 10, 2003.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$50,749	$36,555
Interest-bearing deposits in banks	16,944	27,220

Total cash and cash equivalents	67,693	63,775
Investment securities:
Available for sale, at fair value	408,526	309,636
Held to maturity, fair values of $62,112 and $60,600, respectively	60,378	58,486
Mortgage loans held for sale	4,129	8,683
Loans, net of unearned income	1,397,946	1,044,492
Allowance for loan losses	(17,482)	(13,101)

Loans, net	1,380,464	1,031,391
Premises and equipment, net	28,947	18,161
Goodwill and acquisition intangibles	64,163	35,401
Other assets	68,597	45,055

Total Assets	$2,082,897	$1,570,588

Liabilities
Deposits:
Noninterest-bearing	$191,257	$159,005
Interest-bearing	1,397,223	1,083,227

Total deposits	1,588,480	1,242,232
Short-term borrowings	119,273	96,803
Long-term debt	165,616	75,458
Other liabilities	20,764	16,497

Total Liabilities	1,894,133	1,430,990

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 8,362,492 and 7,380,671 shares issued, respectively	8,362	7,381
Additional paid-in-capital	113,304	72,769
Retained earnings	115,301	102,390
Unearned compensation	(2,979)	(2,690)
Accumulated other comprehensive income	(1,343)	712
Treasury stock at cost - 1,638,183 and 1,667,842 shares	(43,881)	(40,964)

Total Shareholders’ Equity	188,764	139,598

Total Liabilities and Shareholders’ Equity	$2,082,897	$1,570,588

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and Dividend Income
Loans, including fees	$20,212	$17,858	$58,966	$53,456
Mortgage loans held for sale, including fees	341	75	712	231
Investment securities:
Taxable interest	2,691	3,383	9,336	10,843
Tax-exempt interest	660	272	1,806	791
Dividends on investments	121	85	356	169
Interest-bearing demand deposits	57	47	225	420

Total interest and dividend income	24,082	21,720	71,401	65,910

Interest Expense
Deposits	5,284	5,902	16,044	19,225
Short-term borrowings	293	180	1,031	368
Long-term debt	1,806	628	4,649	1,918

Total interest expense	7,383	6,710	21,724	21,511

Net interest income	16,699	15,010	49,677	44,399
Provision for loan losses	1,599	1,500	4,748	4,498

Net interest income after provision for loan losses	15,100	13,510	44,929	39,901

Noninterest Income
Service charges on deposit accounts	3,073	2,746	8,625	7,334
ATM fee income	448	402	1,380	1,189
Gain on sale of mortgage loans, net	1,499	610	3,333	1,406
Gain on sale of assets	18	8	205	409
Gain (loss) on sale of investments, net	189	(46)	267	(41)
Other income	1,287	1,013	3,572	2,965

Total noninterest income	6,514	4,733	17,382	13,262

Noninterest Expense
Salaries and employee benefits	6,799	5,584	19,568	17,238
Occupancy and equipment	1,653	1,364	4,711	4,088
Amortization of acquisition intangibles	232	67	564	224
Franchise and shares tax	553	476	1,605	1,222
Communication and delivery	735	633	2,135	1,894
Marketing and business development	215	266	790	780
Data processing	456	396	1,348	1,072
Printing, stationery and supplies	223	158	643	519
Other expenses	2,057	2,355	6,148	5,778

Total noninterest expense	12,923	11,299	37,512	32,815

Income before income tax expense	8,691	6,944	24,799	20,348
Income tax expense	2,614	2,236	7,525	6,612

Net Income	$6,077	$4,708	$17,274	$13,736

Earnings per share - basic	$0.93	$0.83	$2.75	$2.41

Earnings per share - diluted	$0.86	$0.76	$2.54	$2.23

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$7,381	$70,477	$88,306	$(3,683)	$739	$(28,803)	$134,417

Comprehensive income:
Net income			13,736				13,736
Change in unrealized gain on securities available for sale, net of deferred taxes					1,484		1,484
Change in accumulated net gain (loss) on cash flow hedges, net of deferred taxes					(689)		(689)

Total comprehensive income							14,531
Cash dividends declared, $.56 per share			(3,259)				(3,259)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 44,939 shares		188				386	574
Common stock released by ESOP trust		993		385			1,378
Common stock earned by participants of recognition and retention plan trust, including tax benefit		81		361			442
Treasury stock acquired at cost, 132,100 shares						(5,052)	(5,052)

Balance, September 30, 2002	$7,381	$71,739	$98,783	$(2,937)	$1,534	$(33,469)	$143,031

Balance, December 31, 2002	$7,381	$72,769	$102,390	$(2,690)	$712	$(40,964)	$139,598

Comprehensive income:
Net income			17,274				17,274
Change in unrealized gain on securities available for sale, net of deferred taxes					(2,049)		(2,049)
Change in accumulated net gain (loss) on cash flow hedges, net of deferred taxes					(6)		(6)

Total comprehensive income							15,219
Cash dividends declared, $.66 per share			(4,363)				(4,363)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, 125,459 shares		306				1,027	1,333
Common stock released by ESOP trust		1,249		358			1,607
Common stock earned by participants of recognition and retention plan trust, including tax benefit		140		417			557
Common stock issued for recognition and retention plan		613		(1,064)		451	—
Common stock issued for acquisition	981	38,227					39,208
Treasury stock acquired at cost, 95,800 shares						(4,395)	(4,395)

Balance, September 30, 2003	$8,362	$113,304	$115,301	$(2,979)	$(1,343)	$(43,881)	$188,764

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$17,274	$13,736

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,960	2,583
Provision for loan losses	4,748	4,498
Noncash compensation expense	1,958	1,659
Gain on sale of assets	(235)	(401)
(Gain) Loss on sale of investments	(267)	41
Amortization of premium/discount on investments	4,747	1,237
Net change in loans held for sale	8,127	8,040
Other operating activities, net	(2,647)	441

Net Cash Provided by Operating Activities	37,665	31,834

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	100,451	23,722
Proceeds from maturities, prepayments and calls of securities available for sale	124,585	121,609
Purchases of securities available for sale	(290,159)	(168,280)
Proceeds from maturities, prepayments and calls of securities held to maturity	20,775	29,578
Purchases of securities held to maturity	(5,147)	(635)
Proceeds from sale of loans	26,913	—
Increase in loans receivable, net	(193,245)	(56,717)
Proceeds from sale of premises and equipment	593	—
Purchases of premises and equipment	(4,441)	(1,223)
Proceeds from disposition of real estate owned	1,584	2,117
Cash received in excess of cash paid in acquisition	21,287	(5,999)
Other investing activities, net	(3,883)	(2,754)

Net Cash Used in Investing Activities	(200,687)	(58,582)

Cash Flows from Financing Activities
Increase (Decrease) in deposits	136,277	(12,753)
Net change in short-term borrowings	21,143	34,957
Proceeds from long-term debt	30,000	12,000
Repayments of long-term debt	(13,549)	(5,518)
Dividends paid to shareholders	(3,678)	(2,982)
Proceeds from sale of treasury stock for stock options exercised	1,333	574
Costs of issuance of common stock in acquisition	(191)	—
Payments to repurchase common stock	(4,395)	(5,052)

Net Cash Provided by Financing Activities	166,940	21,226

Net Increase (Decrease) In Cash and Cash Equivalents	3,918	(5,522)
Cash and Cash Equivalents at Beginning of Period	63,775	51,681

Cash and Cash Equivalents at End of Period	$67,693	$46,159

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$1,284	$1,119

Common stock issued in acquisition	$38,586	$—

Exercise of stock options with payment in company stock	$681	$315

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$22,596	$22,723

Income taxes, net	$6,580	$6,470

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

Note 2 – Earnings Per Share

For the three months ended September 30, 2003, basic earnings per share were based on 6,519,859 weighted average shares outstanding and diluted earnings per share were based on 7,079,438 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 71,305; (b) the weighted average shares owned by the Management Recognition Plan and Trust (“MRP”) of 132,163; and (c) the weighted average shares purchased in Treasury Stock of 1,639,165.

For the nine months ended September 30, 2003, basic earnings per share were based on 6,278,288 weighted average shares outstanding and diluted earnings per share were based on 6,803,132 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 83,108; (b) the weighted average shares owned by the Management Recognition Plan and Trust (“MRP”) of 135,655; and (c) the weighted average shares purchased in Treasury Stock of 1,653,253.

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

Applying FAS 123 would result in pro forma net income and earnings per share amounts as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income:
As reported	$6,077	$4,708	$17,274	$13,736
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(238)	(258)	(854)	(774)

Pro forma	$5,839	$4,450	$16,420	$12,962

Earnings per share:
As reported - basic	$0.93	$0.83	$2.75	$2.41
diluted	$0.86	$0.76	$2.54	$2.23

Pro forma - basic	$0.90	$0.78	$2.62	$2.27
diluted	$0.83	$0.73	$2.44	$2.14

Note 5 – Pro Forma Statements of Acquisition

The Company completed the acquisition of Acadiana Bancshares, Inc. (“Acadiana”) at the close of business on February 28, 2003. This acquisition enhances the Company’s position as a leading financial services provider in its primary market base area and in the state of Louisiana.

The consolidated statement of income includes the results of operations for Acadiana from the acquisition date. The transaction resulted in $25 million of goodwill, $4 million of core deposit intangibles and $300 thousand of other intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is amortized over the estimated useful life of eight years using a double declining method. The amount allocated to other intangibles represents the estimated value assigned to mortgage servicing rights and is amortized over an estimated useful life of seven years using an interest yield method.

In the acquisition, shareholders of Acadiana received total consideration of $39.38 per outstanding share of Acadiana common stock in a combination of the Company’s common stock and cash. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands) (unaudited)

Cash and due from banks	$31,068
Investment securities	57,676
Loans, net	189,573
Premises & equipment, net	8,718
Goodwill	25,283
Core deposit & other intangibles	4,357
Other assets	20,268
Deposits	(209,971)
Long-term debt	(75,034)
Other liabilities	(3,102)

Total purchase price	$48,836

The results of operations of the Company subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following pro forma information for the three month and nine month periods ended September 30, 2003 and September 30, 2002 reflect the Company’s estimated consolidated results of operations as if the acquisition of Acadiana occurred at January 1 of the respective period, unadjusted for potential cost savings.

(dollars in thousands, except share amounts) (unaudited)

	Pro Forma Combined For the Three Months Ended September 30,		Pro Forma Combined For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and dividend income	$24,082	$26,313	$73,982	$80,023
Interest expense	7,383	8,587	22,776	27,369

Net interest income	16,699	17,726	51,206	52,654
Provision for loan losses	1,599	1,500	4,748	4,498

Net interest income after provision for loan losses	15,100	16,226	46,458	48,156
Noninterest income	6,514	5,273	17,794	14,872
Noninterest expense	12,923	13,693	38,961	39,754

Income before income taxes	8,691	7,806	25,291	23,274
Income tax expense	2,614	2,532	7,485	7,635

Net income	$6,077	$5,274	$17,806	$15,639

Earnings per share – basic	$0.93	$0.79	$2.74	$2.34

Earnings per share – diluted	$0.86	$0.73	$2.54	$2.19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the first nine months of the year. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

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

THIRD QUARTER OVERVIEW

During the third quarter of 2003, the Company earned $6.1 million, or $.86 per share on a diluted basis. This is a 29% increase over the $4.7 million, or $.76 per diluted share, earned for the third quarter of 2002. Earnings performance for the current quarter was influenced by the acquisition of Acadiana at the close of business on February 28, 2003, and other factors, the key components of which are summarized below.

•	Net interest income increased by $1.7 million, or 11%, for the three months ended September 30, 2003 compared to the same period of 2002. This was largely attributable to an increased volume of earning assets. The corresponding net interest margin on a tax-equivalent basis declined to 3.68% from 4.61% as higher mortgage prepayment speeds resulted in increased premium amortizations of related products and spreads associated with the earning asset growth trended down. Additionally, the Acadiana acquisition resulted in increased net interest income, but a reduction of the margin as a result of marking the acquired asset and liability mix to current yields.

•	Improvement in noninterest income of $1.8 million, or 38%, for the third quarter of this year as compared to the same period of 2002, was mainly driven by increased service charge revenues on deposit accounts and gains on the sales of mortgage loans.

•	Noninterest expense increased by $1.6 million, or 14%, for the quarter ended September 30, 2003 as compared to the same quarter last year. This was due in part to the absorption of expenses for the entire third quarter related to the acquisition of Acadiana. Other increases for the third quarter of this year as compared to the same period last year were primarily associated with infrastructure improvements.

•	The Company provided $1.6 million for possible loan losses for the three months ended September 30, 2003 as compared to $1.5 million for the same period of 2002 to bring the allowance for loan losses as a percent of total loans to 1.25% at the end of the quarter. Net charge-offs for the third quarter of 2003 were $890,000, or 0.26% of average loans on an annualized basis compared to $751,000, or 0.30% a year earlier. Nonperforming assets decreased $558,000 during the third quarter of this year and increased $300,000 since year-end 2002.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of any interest or dividend-bearing asset, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. For the nine months ended September 30, 2003, total average earning assets of the Company amounted to $1.8 billion, an increase of $402.2 million, or 29.7%, from December 31, 2002.

Loans and Allowance for Possible Loan Losses –The loan portfolio increased $353.5 million, or 33.8%, to $1.4 billion at September 30, 2003, compared to $1.0 billion at December 31, 2002. The Company’s loan to deposit ratio at September 30, 2003 was 88.0% compared to 84.1% at December 31, 2002. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

Table 1 – Loan Portfolio Composition

(dollars in thousands)	September 30, 2003	December 31, 2002
Residential mortgage loans:
Residential 1-4 family	$341,243	$207,130
Construction	39,846	16,470

Total residential mortgage loans	381,089	223,600

Commercial loans:
Real estate	342,949	254,688
Business	198,925	157,288
Lease financing receivables	1,823	2,051

Total commercial loans	543,697	414,027

Consumer loans:
Indirect automobile	233,675	219,280
Home equity	171,327	122,799
Other	68,158	64,786

Total consumer loans	473,160	406,865

Total loans receivable	$1,397,946	$1,044,492

The increase in loans since year-end 2002 was due to $192.2 million of additional loans obtained through the acquisition of Acadiana, less the sale of $26.9 million of residential mortgage loans obtained through the acquisition, as well as internal growth of $188.1 million. Commercial real estate loans increased $88.3 million, or 34.7%, and commercial business loans increased $41.6 million, or 26.5%. Growth in the commercial loan segment came primarily from traditional commercial, private banking and institutional loans. Growth in residential mortgage loans was $157.5 million, or 70.4%. The Company continues to sell the majority of smaller fixed rate mortgage loan originations and recognize the fee income derive therefrom rather than assume the rate risk associated with a longer term asset. Mortgage loan growth is primarily the result of larger private banking residential and construction loan originations that provide the opportunity for increased relationships. Total consumer loans increased $66.3 million, or 16.3%, during the first nine months of this year. Consumer loans are mainly comprised of indirect automobile loans collateralized by both new and used vehicles, which were up $14.4 million, or 6.6%. Additional growth in the consumer category was due to an increase in home equity loans of $48.5 million, or 39.5%, and an increase in all other consumer loans of $3.4 million, or 5.2%. The Company maintains a focus on loans believed to be prime, or low risk, consumer loans. Excluding the effect of the purchase accounting transaction, total commercial loans increased $59.2 million, total residential mortgage loans increased $94.5 million and consumer loans increased $34.4 million.

During the third quarter, the Company announced the addition of several strategic hires, as well as the development of a branch in Shreveport, Louisiana. This is a first step to take advantage of lending opportunities in the North Louisiana Market and other markets that are believed to exist due to the size and flexibility of the Company as compared to its competitors, primarily with commercial and private banking clients. It is anticipated that these relationships will result in increased deposits, as well.

The Company has transitioned the loan portfolio to be more representative of a commercial bank and recognizes that there is the potential for higher charge-off and nonperforming levels, but also a higher level of return for investors. Management has assertively worked to improve the risk-adjusted level of return within the loan portfolio and, over time, has significantly increased the allowance for loan losses, tightened underwriting guidelines and procedures, improved the underwriting risk/return dynamics, adopted more conservative consumer loan charge-off and nonaccrual guidelines, rewritten the loan policy and established an internal loan review function.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $6.9 million, or 0.33% of total assets at September 30, 2003, compared to $6.6 million, or 0.42% of total assets at December 31, 2002. The allowance for loan losses amounted to $17.5 million, or 1.25% and 353.3% of total loans and total nonperforming loans, respectively, at September 30, 2003 compared to 1.25% and 301.6%, respectively, at December 31, 2002. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 – Nonperforming Assets and Troubled Debt Restructurings

(dollars in thousands)	September 30, 2003	December 31, 2002
Nonaccrual loans:
Commercial, financial and agricultural	$1,767	$1,693
Mortgage	631	334
Loans to individuals	1,658	1,230

Total nonaccrual loans	4,056	3,257

Accruing loans 90 days or more past due	892	1,086

Total nonperforming loans	4,948	4,343

Foreclosed property	1,962	2,267

Total nonperforming assets	6,910	6,610

Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$6,910	$6,610

Nonperforming loans to total loans *	0.35%	0.42%
Nonperforming assets to total assets *	0.33%	0.42%
Allowance for loan losses to nonperforming loans *	353.3%	301.6%
Allowance for loan losses to total loans	1.25%	1.25%

*	Nonperforming loans and assets include accruing loans 90 days or more past due.

Despite annualized double-digit growth in loans, the Company has shown continuing improvement in credit quality. The percentage of nonperforming assets to total loans decreased from 0.42% at the end of 2002 to 0.33% currently. The balance of nonperforming assets increased slightly since the end of 2002 primarily related to a limited number of loans with a minimal risk of loss. The increase in nonperforming assets of $300,000 during this period was due to increases in the amount of nonaccrual loans, mainly consumer in nature, partially offset by reductions in the amount of loans past due and foreclosed property. Foreclosed properties, representing approximately 28% of total nonperforming assets, declined slightly. This category is principally composed of one commercial real estate property, currently under contract with a third party for sale at the carrying value. A lower level of past due loans was evident in all categories. Net charge-offs for the third quarter of this year were $890,000, or 0.26% of average loans on an annualized basis as compared to $751,000 for the same quarter last year, or 0.30%.

The allowance for loan losses is maintained at an appropriate level based on management’s analysis of the potential risk of loss in the loan portfolio. The Company’s policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans and leases. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Provisions for loan losses, which are charged against income, increase the allowance. Management of the Company presently believes that the allowance for loan losses was adequate at September 30, 2003, based on facts and circumstances available, to cover any potential losses in the Company’s loan portfolio. However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

Investment Securities – The Company’s investment securities available for sale increased $98.9 million, or 31.9%, to $408.5 million at September 30, 2003, compared to $309.6 million at December 31, 2002. The increase was due to securities of $40.0 million obtained through the acquisition of Acadiana and purchases of securities totaling $290.2 million, which were partially offset by a decrease of $4.4 million in the market value of the portfolio, sales of securities totaling $100.5 million and principal amortizations, maturities and calls of securities totaling $124.6 million.

The Company’s investment securities held to maturity increased $1.9 million, or 3.2%, to $60.4 million at September 30, 2003, compared to $58.5 million at December 31, 2002. This increase was due to securities of $17.9 million obtained through the acquisition of Acadiana and purchases of $5.1 million, which were partially offset by principal amortizations, maturities and calls totaling $20.8 million.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $10.3 million, or 37.8%, to $16.9 million at September 30, 2003, compared to $27.2 million at December 31, 2002.

Mortgage Loans Held for Sale – Loans held for sale decreased $4.6 million, or 52.4%, to $4.1 million at September 30, 2003 compared to $8.7 million at December 31, 2002. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.

All Other Assets – Included in this category are cash and due from banks, premises and equipment, goodwill and acquisition intangibles and other assets. From December 31, 2002 to September 30, 2003, cash and due from banks increased $14.2 million, or 38.8%, premises and equipment increased $10.8 million, or 59.4%, and other assets increased $23.5 million, or 52.3%. Also included in this category is the increase in goodwill and acquisition intangibles of $28.8 million, or 81.2%, as a result of the acquisition of Acadiana.

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

Deposits – Total end of period deposits increased $346.2 million, or 27.9%, to $1.6 billion at September 30, 2003, compared to $1.2 billion at December 31, 2002. The growth in deposits for the first nine months of 2003 includes $210.0 million of deposits acquired from the acquisition of Acadiana, which was completed during the first quarter of 2003. From December 31, 2002 to September 30, 2003, noninterest-bearing checking accounts increased $32.3 million, or 20.3%, interest-bearing checking account deposits increased $138.7 million, or 49.2%, savings and money market accounts increased $43.2 million, or 13.5%, and certificate of deposit accounts increased $132.0 million, or 27.4%. Excluding the effect of Acadiana, noninterest-bearing checking accounts would have increased $11.3 million, or 7.1%, interest-bearing checking account deposits would have increased $101.4 million, or 36.0%, savings and money market accounts would have increased $29.5 million, or 9.2%, and certificate of deposit accounts would have decreased $5.9 million, or 1.2%.

Since the end of 2002, the Company’s deposits have increased in all of its markets. During this period, the Company has successfully increased commercial deposits through relationship development. The Company continues to experience a decline in fixed rate certificates of deposit offset by increases in other interest-bearing accounts. Deposit growth over the last quarter was primarily driven by funds with variable rates of interest derived from public bodies.

Short-term Borrowings – Short-term borrowings increased $22.5 million, or 23.2%, to $119.3 million at September 30, 2003, compared to $96.8 million at December 31, 2002. The Company’s short-term borrowings at September 30, 2003 were comprised of $98.0 million in FHLB of Dallas advances with maturities of three months or less and $21.3 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

Long-term Borrowings – Long-term borrowings increased $90.2 million, or 119.5%, to $165.6 million at September 30, 2003, compared to $75.5 million at December 31, 2002. At September 30, 2003, the Company’s long-term borrowings were comprised primarily of fixed-rate advances from the FHLB of Dallas. Additionally, there was a total balance of $20.0 million in junior subordinated debt as a result of a $10.0 million trust preferred offering, which closed in November 2002, and a second $10 million offering, which closed in June 2003. The primary reason for the increase in long-term debt was due to the purchase accounting transaction with Acadiana in which the Company acquired FHLB of Dallas fixed-rate advances totaling $69.5 million.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2003, shareholders’ equity totaled $188.8 million, an increase of $49.2 million, or 35.2%, compared to $139.6 million at December 31, 2002. The increase in shareholders’ equity for the first nine months of the year was the result of the Company’s net income of $17.3 million, $1.6 million of common stock released by the Company’s Employee Stock Ownership Plan (“ESOP”) trust, $557,000 of common stock earned by participants in the Company’s Recognition and Retention Plan (“RRP”) trust, $1.3 million from the reissuance of treasury stock for stock options exercised, and $39.2 million for the issuance of common stock as a result of the purchase accounting transaction with Acadiana. Such increases were partially offset by cash dividends declared on the Company’s common stock of $4.4 million, repurchases of $4.4 million of the Company’s common stock that were placed into treasury and a $2.0 million decrease in other comprehensive income.

RESULTS OF OPERATIONS

The Company reported net income of $6.1 million for the three months ended September 30, 2003, compared to $4.7 million earned during the three months ended September 30, 2002, an increase of $1.4 million, or 29.1%. The Company’s interest income increased $2.4 million, interest expense increased $673,000, the provision for loan losses increased $99,000, noninterest income increased $1.8 million, noninterest expense increased $1.6 million and income tax expense increased $378,000 during the three months ended September 30, 2003, compared to the third quarter of 2002. Included in earnings are the results of operations of Acadiana from the acquisition date of February 28, 2003 forward.

For the nine months ended September 30, 2003, the Company reported net income of $17.3 million, compared to $13.7 million earned during the same period of 2002, an increase of $3.5 million, or 25.8%. The Company’s interest income increased $5.5 million, interest expense increased $213,000, the provision for loan losses increased $250,000, noninterest income increased $4.1 million, noninterest expense increased $4.7 million, and income tax expense increased $913,000 when comparing the first nine months of 2003 to the same period of 2002. Included in earnings are the results of operations of Acadiana from the acquisition date forward.

Net Interest Income– As the primary driver of core earnings, net interest income is subject to constant evaluation by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.47% during the three months ended September 30, 2003, compared to 4.28% for the comparable period in 2002. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.68% during the three months ended September 30, 2003, compared to 4.61%, for the comparable period in 2002.

Net interest income increased $1.7 million, or 11.3%, to $16.7 million for the three months ended September 30, 2003, compared to $15.0 million for the three months ended September 30, 2002. The increase was due to a $2.4 million, or 10.9%, increase in interest income, which was partially offset by a $673,000, or 10.0%, increase in interest expense. The increase in interest income was the result of a $550.7 million, or 41.6%, increase in the average balance of earning assets, which was partially offset by a 138 basis point decrease in the yield earned on earning assets. The increase in interest expense was the result of a $510.0 million, or 44.9%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 57 basis point decrease in the cost of interest-bearing liabilities.

For the nine months ended September 30, 2003, net interest income increased $5.3 million, or 11.9%, to $49.7 million, compared to $44.4 million for the first nine months of 2002. The increase was due to a $5.5 million, or 8.3%, increase in interest income, which was partially offset by a $213,000, or 1.0%, increase in interest expense. The increase in interest income was the result of a $431.1 million, or 32.6%, increase in the average balance of earning assets, which was partially offset by a 117 basis point decrease in the yield earned on earning assets. The increase in interest expense was the result of a $396.7 million, or 34.8%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 64 basis point decrease in the cost of interest-bearing liabilities.

Net interest spread and margin compression were primarily driven by the acceleration of mortgage prepayment speeds as refinancing of residential loans hit all-time highs. This impact was realized through increased premium amortization on related products in both the bond and loan portfolios. It is anticipated that mortgage loan demand, and concurrently premiums associated with mortgage loan products, will slow from the present levels given the current steepening of the yield curve. Also as a result of the current low interest rate environment, new volume spreads have trended lower as well. During this period of low rates, the Company took the opportunity to issue $10 million in trust preferred securities, swapped to a rate of 5.18%, which negatively impacts the margin in the short run, but provides additional low-cost capital for future growth. Additionally, the balance sheet mix of the recent Acadiana acquisition and subsequent purchase accounting adjustments marking the Acadiana portfolios to market yields, while positive to net interest income, also lowered the net interest spread and margin.

Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, a continued period of low interest rates may exert downward pressure on the net interest margin and net interest income. Under traditional measures of interest rate gap positions, the Company is slightly liability sensitive in the short-term. As of September 30, 2003, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 0.91% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 0.58% decrease in net interest income from an unchanged rate environment. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company will continue to monitor investment opportunities and weigh the associated risk/return. The Company has also engaged in interest rate swap transactions, which are a form of a derivative financial instrument, to modify the indicated net interest sensitivity to levels deemed to be appropriate. Through this instrument, interest rate risk is managed by hedging with an interest rate swap contract designed to pay fixed and receive floating interest. The interest rate swaps of the Company were executed to modify net interest sensitivity to levels deemed appropriate. Although each Federal Reserve Board (“FRB”) rate reduction becomes more challenging to offset, deposit rate reductions and less aggressive repricing of the maturing certificate of deposit portfolio in the current low rate environment has allowed the Company to reduce funding costs at this time and thereby offset the negative impact of recent FRB rate movement.

Table 3 presents average balance sheets, net interest income and average interest rates for the three and nine- month periods ended September 30, 2003 and 2002.

Table 3 - Average Balances, Net Interest Income and Interest Yields / Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect of the adjustments is included in nonearning assets. Tax equivalent (TE) yields are calculated using a marginal tax rate of 35%.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2003			2002			2003			2002
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Earning assets:
Loans receivable:
Mortgage loans	$368,491	$5,407	5.87%	$193,280	$3,627	7.51%	$325,478	$15,149	6.21%	$194,559	$11,236	7.70%
Commercial loans (TE)	528,149	6,565	5.11	391,448	5,939	6.17	496,829	19,216	5.35	366,278	17,260	6.42
Consumer and other loans	470,963	8,214	6.92	402,472	8,262	8.14	452,017	24,520	7.25	400,000	24,899	8.32
Lease financing receivables	1,865	26	5.41	2,164	30	5.42	1,940	81	5.48	1,500	61	5.36

Total loans	1,369,468	20,212	5.94	989,364	17,858	7.23	1,276,264	58,966	6.24	962,337	53,456	7.47

Loans held for sale	23,034	341	5.92	4,643	75	6.46	16,765	712	5.66	5,169	231	5.96
Investment securities (TE)	445,602	3,351	3.33	311,415	3,655	4.88	421,689	11,142	3.83	316,030	11,634	5.09
Other earning assets	36,099	178	1.96	18,093	132	2.89	40,514	581	1.92	40,635	589	1.94

Total earning assets	1,874,203	24,082	5.24	1,323,515	21,720	6.62	1,755,232	71,401	5.56	1,324,171	65,910	6.73

Allowance for loan losses	(17,097)			(12,000)			(16,074)			(11,464)
Nonearning assets	192,982			132,950			176,613			131,696

Total assets	$2,050,088			$1,444,465			$1,915,771			$1,444,403

Interest-bearing liabilities:
Deposits:
NOW accounts	$389,478	857	0.87	$257,288	774	1.19	$335,016	2,296	0.92	$254,547	2,328	1.22
Savings and money market accounts	362,865	665	0.73	316,987	1,095	1.37	353,421	2,289	0.87	317,691	3,381	1.42
Certificates of deposit	628,419	3,762	2.37	484,648	4,033	3.30	600,714	11,459	2.55	503,133	13,516	3.59

Total interest-bearing deposits	1,380,762	5,284	1.52	1,058,923	5,902	2.21	1,289,151	16,044	1.66	1,075,371	19,225	2.39
Short-term borrowings	99,263	293	1.15	37,415	180	1.88	105,144	1,031	1.29	24,199	368	2.01
Long-term debt	165,840	1,806	4.26	39,566	628	6.21	142,035	4,649	4.32	40,104	1,918	6.31

Total interest-bearing liabilities	1,645,865	7,383	1.77	1,135,904	6,710	2.34	1,536,330	21,724	1.88	1,139,674	21,511	2.52

Noninterest-bearing demand deposits	193,449			146,818			181,470			146,610
Noninterest-bearing liabilities	23,158			17,973			21,561			17,572

Total liabilities	1,862,472			1,300,695			1,739,361			1,303,856
Shareholders’ Equity	187,616			143,770			176,410			140,547

Total liabilities and shareholders’ equity	$2,050,088			$1,444,465			$1,915,771			$1,444,403

Net earning assets	$228,338			$187,611			$218,902			$184,497

Net interest spread		$16,699	3.47%		$15,010	4.28%		$49,677	3.68%		$44,399	4.21%

Net interest income (TE) / Net interest margin (TE)		$17,383	3.68%		$15,389	4.61%		$51,590	3.91%		$45,404	4.56%

Ratio of earning assets to
interest-bearing liabilities	113.87%			116.52%			114.25%			116.19%

(1)	Annualized.

Provision For Loan Losses– Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on various factors as they relate to the collectability of the Company’s loan portfolio. Management of the Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Provisions for loan losses are charged against income.

As a result of continuing improvement in asset quality, the Company reported no significant change in the loan loss provision, even as loans increased at a double-digit pace. For the three months ended September 30, 2003, the provision for loan losses was $1.6 million as compared to $1.5 million for the same period in 2002. For the nine months ended September 30, 2003, the provision for loan losses was $4.7 million as compared to $4.5 million for the first nine months of 2002. The slightly higher provision is attributable to loan growth and changes in the mix of loans from period to period, offset by improved charge-offs to the previously established reserves and overall improvement in asset quality. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.25% at each of September 30, 2003, September 30, 2002, and December 31, 2002.

Noninterest Income – The Company’s total noninterest income was $6.5 million for the three months ended September 30, 2003, compared to $4.7 million for the same period in 2002. Noninterest income increased $1.8 million, or 37.6%, for the three months ended September 30, 2003, compared to the same period in 2002. The primary reasons for the increase in noninterest income were an $889,000 increase in gains on the sale of mortgage loans in the secondary market, a $327,000 increase in service charges on deposit accounts, a $235,000 increase in gains on the sale of investment securities, a $176,000 increase in broker sales commissions, a $72,000 increase in earnings and cash surrender value of bank owned life insurance, a $46,000 increase in ATM fee income from increased usage, and a $10,000 increase in gain on sale of assets. All other net noninterest income increased $26,000. It is anticipated that a rise in mortgage rates will have a dampening effect on the residential loan refinancing market and moderate mortgage loan sales and related gains.

For the nine months ended September 30, 2003, the Company’s total noninterest income was $17.4 million, compared to $13.3 million for the same period in 2002. Noninterest income increased $4.1 million, or 31.1%, for the nine months ended September 30, 2003, compared to the same period in 2002. The increase was due primarily to a $1.9 million increase in gains on the sale of mortgage loans in the secondary market, a $1.3 million increase in service charges on deposit accounts, a $308,000 increase in gains on the sale of investment securities, a $230,000 increase in broker sales commissions, a $204,000 increase in earnings and cash surrender value of bank owned life insurance, and a $191,000 increase in ATM fee income. All other net noninterest income increased $173,000. These increases were offset by a $204,000 reduction in gain on sale of assets, principally due to the inclusion in 2002 of the gain on the sale of the Morgan City, Louisiana branch office during the second quarter of 2002.

Noninterest Expense – The Company continues to monitor discretionary expenses, staffing levels and compensation. Increased expenses are primarily related to the full quarterly impact of the Acadiana acquisition and other infrastructure improvements. Noninterest expense includes costs related to salary and employee benefits, occupancy and equipment, communication and delivery, marketing and business development, amortization of acquisition intangibles and other expenses. Noninterest expense increased $1.6 million, or 14.4%, for the three months ended September 30, 2003, to $12.9 million, compared to $11.3 million for the three months ended September 30, 2002. The increase in noninterest expense was partly due to an increase in salaries and employee benefits of $1.2 million, due largely to the increased staffing levels associated with the Acadiana acquisition and also mortgage-related commission expense. The Company also experienced a rising cost associated with the increased market value of the Company’s common stock as it related to the Company’s ESOP. Other expense increases included $289,000 in building and occupancy expense, $165,000 in amortization of acquisition intangibles related to the Acadiana acquisition, $102,000 in communication and delivery expense, $77,000 in the franchise and share tax assessments, and $60,000 in data processing expense, primarily as a result of technology improvements. Other net noninterest expenses increased by $116,000. These increases were partially offset by a $349,000 decrease in writedowns of OREO properties and a $51,000 decrease in marketing and business development expense.

For the nine months ended September 30, 2003, noninterest expense increased $4.7 million, or 14.3%, to $37.5 million, compared to $32.8 million for the same period in 2002. This increase is due in part to a $2.3 million increase in salaries and employee benefits, the result of increased staffing levels associated with the Acadiana acquisition and mortgage-related commission expense. The rising cost associated with the increased market value of the Company’s common stock as it relates to the Company’s ESOP was also a factor. Other increases included $623,000 in building and occupancy expense, $383,000 in the franchise and share tax assessment, $276,000 in data processing expense, $241,000 in communication and delivery expense and $443,000 in legal and professional expenses. Amortization of acquisition intangibles also increased $340,000 in association with the Acadiana acquisition. Other net noninterest expenses increased by $447,000. These increases were partially offset by a $386,000 decrease in writedowns of OREO properties.

Income Tax Expense – Income tax expense increased $378,000, or 16.9%, for the three months ended September 30, 2003 to $2.6 million, compared to $2.2 million for the three months ended September 30, 2002. The effective tax rate for the three months ended September 30, 2003 and 2002 was 30.1% and 32.2%, respectively. For the nine months ended September 30, 2003, income tax expense increased $913,000, or 13.8%, to $7.5 million, compared to $6.6 million for the first nine months of 2002. The effective tax rate for the nine months ended September 30, 2003 and 2002 was 30.3% and 32.5%, respectively. The increase in income tax expense was due primarily to the increase in income before income taxes. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of municipal investments and nontaxable portion of bank owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2003, the Company had $242.0 million of outstanding advances from the FHLB of Dallas. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $65 million in the form of federal funds and other lines of credit. In addition, the Company has issued trust preferred securities totaling $20 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the trust preferred securities. The most recent issuance of trust preferred securities, totaling $10 million, was completed in the second quarter of this year at a swapped yield of 5.88% for five years.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At September 30, 2003, the total approved loan commitments outstanding amounted to $24.3 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $288.5 million. Certificates of deposit scheduled to mature in twelve months or less at September 30, 2003 totaled $410.9 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At September 30, 2003, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The Company’s actual levels and current requirements as of September 30, 2003 are detailed below:

	Actual Capital		Required Capital
(dollars in thousands):	Amount	Percent	Amount	Percent
Tier 1 Leverage	$145,907	7.35%	$79,436	4.00%
Tier 1 Risk-Based	$145,907	10.74%	$54,365	4.00%
Total Risk-Based	$162,903	11.99%	$108,731	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003. Additional information required for this item is included herein on pages 14 -15 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

In addition, the Company reviewed its internal controls. There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the control over financial reporting.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated July 22, 2003, furnishing under Item 9 (pursuant to Item 12) announcement of the Company’s results of operations for the second quarter and six months ended June 30, 2003.

(2)	Current Report on Form 8-K dated September 16, 2003, furnishing (i) under Item 5, the announcement of the declaration of a quarterly cash dividend of $.24 per share, payable on October 22, 2003 to shareholders of record on September 30, 2003, (ii) under Item 5, the announcement of the completion of the Company’s supplemental stock repurchase program and authorization of a new stock repurchase program of up to 300,000 shares, (iii) under Item 7, a copy of the press release announcing declaration of the quarterly cash dividend, and (iv) under Item 7, a copy of the press release announcing the stock repurchase program.

(3)	Current Report on Form 8-K dated September 22, 2003, furnishing under Item 9 presentation materials related to an investor conference held on September 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 12, 2003	By: /s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 12, 2003	By: /s/ Marilyn W. Burch
Marilyn W. Burch
Executive Vice President and Chief Financial Officer