Form 10-K
period 2003-12-31
IBERIABANK CORP
filed 2004-03-15
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-25756

IBERIABANK Corporation

(Exact name of registrant as specified in its charter)

Louisiana	72-1280718
(State of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (337) 521-4003

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act

Common Stock (par value $1.00 per share)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

As of June 30, 2003, the aggregate market value of the voting shares of Common Stock held by non-affiliates of the Registrant was approximately $311.1 million. This figure is based on the closing sale price of $49.00 per share of the Registrant’s Common Stock on June 30, 2003.

Number of shares of Common Stock outstanding as of February 29, 2004: 6,708,181

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated into Part II, Items 5 through 8 of this Form 10-K; (2) portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART 1.

Item 1.	Business.

General

IBERIABANK Corporation (the “Company”) is the bank holding company for IBERIABANK (the “Bank”), a wholly owned subsidiary, both headquartered in Lafayette, Louisiana. The principal business of the Company is conducted through the Bank, which is a Louisiana chartered state commercial bank. The Bank operates 39 offices in its market areas located in south central Louisiana, north Louisiana and the greater New Orleans area. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank also offers discount brokerage services through a wholly owned subsidiary and insurance services to its clients through a joint venture between the Bank and a Louisiana-based insurance agency. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “IBKC.” At December 31, 2003, the Company had total assets of $2.1 billion, total deposits of $1.6 billion and shareholders’ equity of $195.2 million.

Subsequent Event

On February 29, 2004, the Company acquired all of the outstanding stock of Alliance Bank of Baton Rouge (“Alliance”). Alliance operates one branch office. The acquisition expands the Company’s presence into Baton Rouge, Louisiana. As consideration, the Company issued 287,285 shares of the Company’s common stock valued at $15.5 million to Alliance shareholders. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, the transaction was accounted for as a purchase. For further information, see Note 2 to the Consolidated Financial Statements and the Company’s Current Report filed on Form 8-K dated February 29, 2004.

Segments

The Company has evaluated its potential operating segments against the criteria specified in FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has determined that no operating segment disclosures are required in 2003, 2002 or 2001 because of the aggregation concepts in the Statement.

Subsidiaries

The Bank has two active, wholly owned non-bank subsidiaries, Iberia Financial Services, LLC and Acadiana Holdings, LLC. Through Iberia Financial Services, the Bank offers discount brokerage services provided through ProEquities, Inc. At December 31, 2003, the Bank’s equity investment in Iberia Financial Services was $5.5 million, and Iberia Financial Services had total assets of $5.6 million. Through Acadiana Holdings, the Bank owns and operates a commercial office building which also serves as the Company’s headquarters and the Bank’s main office. At December 31, 2003, the Bank’s equity investment in Acadiana Holdings was $9.2 million, and Acadiana Holdings had total assets of $9.6 million. The Bank is also engaged in a joint venture, IBERIABANK Insurance Services, LLC, formed to offer insurance services to its clients.

Competition

The Company faces strong competition both in attracting deposits and originating loans. Its most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in its market areas, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Company has faced additional significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Company experiences strong competition for loan originations principally from other commercial banks, savings institutions and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network.

Employees

The Company had 514 full-time employees and 51 part-time employees as of December 31, 2003. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available on the Company’s website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Explore Us: Investor Relations and Stock Quotes” section of the Company’s website at www.iberiabank.com.

Supervision and Regulation

General. The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 (“BHCA”). The BHCA requires the Company to obtain the prior approval of the Board of Governors of the Federal Reserve System (“FRB”) for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Company, as a bank holding company, is subject to regulation and supervision by the FRB. The Bank is subject to regular examination and comprehensive regulation and supervision by the Office of Financial Institutions of the State of Louisiana (“OFI”), which is the Bank’s chartering authority and primary regulator. The Bank is also subject to certain reserve requirements established by the FRB and is a member of the Federal Home Loan Bank (“FHLB”) of Dallas, which is one of the 12 regional banks comprising the FHLB System. Through June 30, 2002, the Bank was subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”). Effective July 1, 2002, the Bank became subject to the regulations of the FRB upon becoming a member of this governing body. The FDIC continues to insure the deposits of the Bank to the maximum extent permitted by law (a maximum of $100,000 for each insured depositor).

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the “SOX Act”) into law. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the SOX Act. These requirements include new financial reporting requirements and rules concerning corporate governance. SEC rules, effective August 29, 2002, require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the Company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the Company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information are included in this Annual Report on Form 10-K. See Item 9A.—“Controls and Procedures”

hereof for the Company’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-K.

USA Patriot Act. The President of the United States signed the USA Patriot Act into law on October 26, 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly are contained in Title III of the Act. In general, Title III amends current law – primarily the Bank Secrecy Act – to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA Patriot Act became effective at varying times and the Treasury Department and various federal banking agencies are responsible for issuing regulations to implement the new law.

Financial Modernization Legislation. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks and state banks with requisite investment authority under applicable state law are also authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).

The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers’ financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

At this time, the Company has not determined whether it will become a financial holding company in order to utilize the expanded powers offered by the GLB Act. The Bank believes that the GLB Act’s financial subsidiary provisions and consumer protections have not had a material impact on its operations.

Dividend Restrictions. Various federal and state requirements limit the amount of dividends the Bank can pay to the Company without regulatory approval. Additional information is provided in Note 20 to the Consolidated Financial Statements.

Capital Requirements. The Company and the Bank are subject to the risk-based capital requirements and guidelines imposed by the FRB and the FDIC. Additional information is provided in Note 14 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 of this Form 10-K.

The Federal Deposit Insurance Corporation Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions. A depository institution is “well capitalized” if it significantly exceeds the minimum level required by regulation for each relevant capital measure, “adequately capitalized” if it meets each such measure,

“undercapitalized” if it fails to meet any such measure and “significantly undercapitalized” if it is significantly below such measures. If a depository institution receives an unsatisfactory examination rating, it may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would be undercapitalized after making the payment. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System and growth limitations, and are required to submit capital restoration plans.

As of December 31, 2003, the Bank was categorized as “well capitalized”. See Note 14 to the Consolidated Financial Statements.

Source of Strength. According to FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary.

Federal Taxation

The Company and the Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the “Code”), and the Bank is subject to certain additional provisions of the Code which apply to financial institutions. The Company, the Bank and all subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

Retained earnings at December 31, 2003 and 2002 included approximately $21.9 million and $14.8 million, respectively accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The net deferred tax asset at December 31, 2003 includes $30.9 million of future deductible temporary differences. Included is $17.2 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

State Taxation

Louisiana does not permit the filing of consolidated income tax returns. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, as well as a corporate franchise tax. The Bank is not subject to the Louisiana income or franchise taxes. However, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the Company’s capitalized earnings, plus (b) 80% of the Company’s taxable stockholders’ equity, and to subtract from that figure 50% of the Company’s real and personal property assessment. Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana shares tax expense is included in noninterest expenses.

Item 2.	Properties.

As of December 31, 2003, the Company, through IBERIABANK, operates 39 branch offices in 3 areas of Louisiana. A total of 26 offices are owned and 13 are leased. During 2003, the Company gained five facilities as a result of the acquisition of Acadiana Bancshares, Inc. Also during 2003, two facilities, one in Lafayette and one in New Iberia were sold. Two additional facilities were closed during 2003. The Company felt it was in its best interest to dispose of these facilities.

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

Executive Officers of the Registrant

Set forth below is information with respect to the executive officers of the Company and principal occupations and positions held for periods including the last five years.

DARYL G. BYRD, age 49, serves as President and Chief Executive Officer of the Company and the Bank. He has served in this capacity since July 1999, with the exception of Chief Executive Officer of the Company to which position he was promoted in July 2000. Prior to joining the Company, Mr. Byrd was President and Chief Executive Officer of Bank One New Orleans Region from 1998 to 1999. Mr. Byrd was Executive Vice President of First Commerce Corporation in charge of the commercial bank and mortgage banking groups from 1992 to 1998.

MICHAEL J. BROWN, age 40, serves as Senior Executive Vice President and Chief Credit Officer of the Company and the Bank, positions he has held since January 2001. Mr. Brown also serves as New Orleans Market President and Commercial Segment Leader for the Bank. Mr. Brown was hired as Executive Vice President in December 1999. Prior to joining the Company, Mr. Brown served in several senior roles with Bank One Louisiana, including Chief Credit Officer from 1998 to 1999. From 1996 to 1998, Mr. Brown served as Senior Vice President, Manager of Credit and Client Services of First Commerce Corporation. Mr. Brown is also a Chartered Financial Analyst.

JOHN R. DAVIS, age 43, serves as Senior Executive Vice President of Finance and Investor Relations of the Company and the Bank, positions he has held since January 2001. Mr. Davis was hired as Executive Vice President and Chief Strategic Officer in December 1999. Prior to joining the Company, Mr. Davis served as Corporate Senior Vice President of Crestar Financial Corporation of Virginia from 1997 to June 1999. From 1993 to 1997, Mr. Davis served as Senior Vice President of First Commerce Corporation. Mr. Davis is also a Chartered Financial Analyst.

GEORGE J. BECKER III, age 63, serves as Executive Vice President of Corporate Operations and Corporate Secretary of the Company and the Bank, positions he has held since March 2002. Mr. Becker was hired as Executive Vice President and Northeast Louisiana Market President in December 1999. Prior to joining the Company, Mr. Becker worked on special projects for Bank One Corporation from 1998 to 1999. From 1991 to 1998, Mr. Becker served as Senior Vice President of First Commerce Corporation. Mr. Becker is also a Certified Public Accountant.

MARILYN W. BURCH, age 53, serves as Executive Vice President and Chief Financial Officer of the Company and the Bank, positions she has held since January 2001. Ms. Burch was hired as Senior Vice President and Controller in October 1999. Prior to joining the Company, Ms. Burch served as Senior Vice President and Controller of First National Bank of Lafayette, a subsidiary of First Commerce Corporation, from 1985 to 1997. Ms. Burch is also a Certified Public Accountant.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference to “Corporate Information Data” in Exhibit 13 hereto.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference to “Selected Consolidated Financial and Other Data” in Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13 hereto.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13 hereto.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference to “IBERIABANK Corporation and Subsidiary Consolidated Financial Statements” in Exhibit 13 hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

In addition, the Company reviewed its internal controls. There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

PART III.

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning the Registrant’s executive officers is contained in Part I of this Form 10-K. Other information required is incorporated by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the Proxy Statement.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, by and between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-111308).
Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).
Exhibit No. 10.1	Employee Stock Ownership Plan – incorporated herein by reference to Registration Statement on Form S-1 (File No. 33-96598).
Exhibit No. 10.2	Profit Sharing Plan and Trust – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).
Exhibit No. 10.3	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
Exhibit No. 10.4	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
Exhibit No. 10.5	Severance Agreement with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
Exhibit No. 10.6	Severance Agreement with Marilyn W. Burch and George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).
Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to Registrant’s definitive proxy statement dated March 19, 1999.
Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to Registrant’s definitive proxy statement dated April 16, 1996.
Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to Registrant’s definitive proxy statement dated April 2, 2003.
Exhibit No. 10.12	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
Exhibit No. 12	Statements RE: Computations of Ratios.
Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2003, which are expressly incorporated herein by reference.
Exhibit No. 14	Code of Ethics – The Registrant has adopted a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.
Exhibit No. 21	Subsidiaries of the Registrant.
Exhibit No. 23	Consent of Castaing, Hussey & Lolan, LLC.
Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 99	Audit Committee Charter, as amended – incorporated herein by reference to Registrant’s definitive proxy statement dated April 2, 2003.

(b) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated October 8, 2003, reporting (i) under Item 7, a copy of a Press Release dated October 8, 2003, with respect to the Registrant’s north Louisiana expansion, and (ii) under Item 9, announcement that the Registrant will open its first full service commercial banking office in Shreveport, Louisiana in early 2004 and the addition of two strategic hires in north Louisiana.

(2)	Current Report on Form 8-K dated October 21, 2003, reporting (i) under Item 5, the election of O. Miles Pollard to the Registrant’s Board of Directors, and (ii) under Item 12, unaudited financial results of operations for the quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 12, 2004	By:	/s/ Daryl G. Byrd

President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd Daryl G. Byrd (Principal Executive Officer)	President, Chief Executive Officer and Director	March 12, 2004

/s/ Marilyn W. Burch Marilyn W. Burch (Principal Financial and Accounting Officer)	Executive Vice President and Chief Financial Officer	March 12, 2004

/s/ Elaine D. Abell Elaine D. Abell	Director	March 12, 2004

/s/ Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	March 12, 2004

/s/ Ernest P. Breaux, Jr. Ernest P. Breaux, Jr.	Director	March 12, 2004

/s/ John N. Casbon John N. Casbon	Director	March 12, 2004

/s/ William H. Fenstermaker William H. Fenstermaker	Director	March 12, 2004

/s/ Larrey G. Mouton Larrey G. Mouton	Director	March 12, 2004

/s/ Jefferson G. Parker Jefferson G. Parker	Director	March 12, 2004

/s/ O. Miles Pollard O. Miles Pollard	Director	March 12, 2004

/s/ E. Stewart Shea III E. Stewart Shea III	Director	March 12, 2004