Form 10-Q
period 2004-03-31
IBERIABANK CORP
filed 2004-05-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The registrant had 7,039,126 shares of common stock, $1.00 par value, which were issued and outstanding as of May 5, 2004.

IBERIABANK CORPORATION AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$54,910	$48,849
Interest-bearing deposits in banks	28,244	20,722

Total cash and cash equivalents	83,154	69,571
Securities available for sale, at fair value	498,611	426,130
Securities held to maturity, fair values of $50,498 and $55,207, respectively	48,339	53,492
Mortgage loans held for sale	10,991	5,781
Loans, net of unearned income	1,471,747	1,412,349
Allowance for loan losses	(19,394)	(18,230)

Loans, net	1,452,353	1,394,119
Premises and equipment, net	35,850	31,992
Goodwill	64,600	59,523
Other assets	76,554	75,203

Total Assets	$2,270,452	$2,115,811

Liabilities
Deposits:
Noninterest-bearing	$207,048	$189,786
Interest-bearing	1,550,231	1,399,320

Total deposits	1,757,279	1,589,106
Short-term borrowings	121,014	162,590
Long-term debt	155,896	156,291
Other liabilities	19,083	12,655

Total Liabilities	2,053,272	1,920,642

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 8,649,777 and 8,362,492 shares issued, respectively	8,650	8,362
Additional paid-in-capital	132,827	114,674
Retained earnings	124,805	119,967
Unearned compensation	(4,130)	(2,668)
Accumulated other comprehensive income	2,198	183
Treasury stock at cost - 1,604,776 and 1,644,034 shares, respectively	(47,170)	(45,349)

Total Shareholders’ Equity	217,180	195,169

Total Liabilities and Shareholders’ Equity	$2,270,452	$2,115,811

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Interest and Dividend Income
Loans, including fees	$19,958	$18,414
Mortgage loans held for sale, including fees	131	117
Investment securities:
Taxable interest	4,488	3,362
Tax-exempt interest	646	538
Other	179	181

Total interest and dividend income	25,402	22,612

Interest Expense
Deposits	5,358	5,092
Short-term borrowings	384	413
Long-term debt	1,694	1,194

Total interest expense	7,436	6,699

Net interest income	17,966	15,913
Provision for loan losses	1,055	1,575

Net interest income after provision for loan losses	16,911	14,338

Noninterest Income
Service charges on deposit accounts	2,906	2,598
ATM fee income	432	428
Gain on sale of mortgage loans, net	862	702
Gain on sale of assets	10	29
Gain on sale of investments, net	143	72
Other income	1,203	1,043

Total noninterest income	5,556	4,872

Noninterest Expense
Salaries and employee benefits	7,113	6,051
Occupancy and equipment	1,701	1,431
Franchise and shares tax	700	496
Communication and delivery	654	701
Marketing and business development	451	294
Data processing	375	447
Printing, stationery and supplies	218	184
Amortization of acquisition intangibles	218	84
Other expenses	1,785	2,034

Total noninterest expense	13,215	11,722

Income before income tax expense	9,252	7,488
Income tax expense	2,761	2,270

Net Income	$6,491	$5,218

Earnings per share - basic	$0.98	$0.90

Earnings per share - diluted	$0.90	$0.83

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$7,381	$72,769	$102,390	$(2,690)	$712	$(40,964)	$139,598
Comprehensive income:
Net income			5,218				5,218
Change in unrealized gain on securities available for sale, net of deferred taxes					(630)		(630)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					(61)		(61)

Total comprehensive income							4,527
Cash dividends declared, $.20 per share			(1,319)				(1,319)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 12,875 shares		45				61	106
Common stock released by ESOP trust		360		122			482
Common stock earned by participants of recognition and retention plan trust, including tax benefit		38		128			166
Common stock issued for acquisition	982	38,234					39,216
Treasury stock acquired at cost, 12,000 shares						(458)	(458)

Balance, March 31, 2003	$8,363	$111,446	$106,289	$(2,440)	$21	$(41,361)	$182,318

Balance, December 31, 2003	$8,362	$114,674	$119,967	$(2,668)	$183	$(45,349)	$195,169
Comprehensive income:
Net income			6,491				6,491
Change in unrealized gain on securities available for sale, net of deferred taxes					2,701		2,701
Change in fair value of derivatives used for cash flow hedges, net of tax effect					(686)		(686)

Total comprehensive income							8,506
Cash dividends declared, $.24 per share			(1,653)				(1,653)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 62,858 shares		1,025				927	1,952
Common stock released by ESOP trust		567		112			679
Common stock earned by participants of recognition and retention plan trust, including tax benefit		70		129			199
Common stock issued for recognition and retention plan		1,283		(1,703)		420	—
Common stock issued for acquisition	288	15,208					15,496
Treasury stock acquired at cost, 52,100 shares						(3,168)	(3,168)

Balance, March 31, 2004	$8,650	$132,827	$124,805	$(4,130)	$2,198	$(47,170)	$217,180

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$6,491	$5,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,054	854
Provision for loan losses	1,055	1,575
Noncash compensation expense	798	583
Gain on sale of assets	(91)	(51)
Gain on sale of investments	(143)	(72)
Amortization of premium/discount on investments	699	1,170
Net change in loans held for sale	(5,210)	461
Other operating activities, net	3,772	4,136

Net Cash Provided by Operating Activities	8,425	13,874

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	14,648	54,605
Proceeds from maturities, prepayments and calls of securities available for sale	29,315	32,516
Purchases of securities available for sale	(101,561)	(90,460)
Proceeds from maturities, prepayments and calls of securities held to maturity	5,087	6,687
Purchases of securities held to maturity	—	(5,147)
Increase in loans receivable, net	(6,909)	(72,295)
Proceeds from sale of premises and equipment	—	60
Purchases of premises and equipment	(3,415)	(1,329)
Proceeds from disposition of real estate owned	2,285	368
Cash received in excess of cash paid in acquisition	4,422	21,929
Other investing activities, net	(118)	(2,465)

Net Cash Used in Investing Activities	(56,246)	(55,531)

Cash Flows from Financing Activities
Increase in deposits	106,646	37,604
Net change in short-term borrowings	(41,576)	28,914
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(107)	(2,702)
Dividends paid to shareholders	(1,508)	(1,048)
Proceeds from sale of treasury stock for stock options exercised	1,117	106
Costs of issuance of common stock in acquisition	—	(213)
Payments to repurchase common stock	(3,168)	(458)

Net Cash Provided by Financing Activities	61,404	72,203

Net Increase In Cash and Cash Equivalents	13,583	30,546
Cash and Cash Equivalents at Beginning of Period	69,571	63,775

Cash and Cash Equivalents at End of Period	$83,154	$94,321

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$193	$204

Common stock issued in acquisition	$15,496	$38,586

Exercise of stock options with payment in company stock	$—	$203

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$7,394	$6,363

Income taxes, net	$213	$50

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiary, IBERIABANK (the “Bank”), as well as all of the Bank’s subsidiaries, Iberia Financial Services, LLC, Acadiana Holdings, LLC, Jefferson Insurance Corporation, Metro Service Corporation, Finesco, LLC and IBERIABANK Insurance Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Through the Bank, the Company offers commercial and retail products and services to customers throughout the state, including south central Louisiana, north Louisiana and the greater New Orleans area.

All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. A material estimate that is susceptible to significant change in the near term is the allowance for loan losses.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Earnings Per Share

For the three months ended March 31, 2004, basic earnings per share were based on 6,645,834 weighted average shares outstanding and diluted earnings per share were based on 7,244,386 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 48,339; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 131,076; and (c) the weighted average shares purchased in Treasury Stock of 1,635,109.

Note 3 – Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Financial Accounting Standard (“FAS”) 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be recognized as a cost in the income statement. The fair value of the award would be measured at grant date, as is currently being done for disclosure purposes under FAS 123. As proposed, the Statement would be effective for the Company’s 2005 fiscal year. Existing options at the date of adoption would be accounted for under the modified prospective method, whereby all outstanding options would be expensed beginning with the date of adoption. Retroactive restatement is not permitted.

The Company is in the process of evaluating its executive and manager level compensation programs, and is evaluating the effectiveness of stock options as a continuing form of compensation, including the appropriateness of the existing option valuation models. Compensation programs include, but are not limited to, restricted stock and stock option grants, the ESOP, the 401(k) Plan and other benefits provided by the Company.

Note 4 – Compensation Cost for Stock-based Incentives

In October 1995, the FASB issued FAS 123, which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company uses the intrinsic value method under APB Opinion 25 to account for stock options granted.

Applying FAS 123 would result in pro forma net income and earnings per share amounts as follows:

	For the Three Months Ended March 31,
	2004	2003
Net Income:
As reported	$6,491	$5,218
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(268)	(272)

Pro forma	$6,223	$4,946

Earnings per share:
As reported - basic	$0.98	$0.90
diluted	$0.90	$0.83
Pro forma - basic	$0.94	$0.85
diluted	$0.87	$0.79

Note 5 – Pro Forma Statements of Acquisition

The Company completed the acquisition of Alliance Bank of Baton Rouge (“Alliance”) on February 29, 2004. This acquisition expands the Company’s presence into Baton Rouge, Louisiana.

The consolidated statements of income include the results of operations for Alliance from the acquisition date. The transaction resulted in $5.1 million of goodwill and $1.2 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is amortized over the estimated useful life of seven years using the straight line method.

In the acquisition, shareholders of Alliance received 287,285 shares of the Company’s common stock valued at $15,496,000. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands) (unaudited)	Amount
Cash and due from banks	$4,422
Investment securities	11,218
Loans, net	53,125
Premises and equipment, net	1,125
Goodwill	5,077
Core deposit and other intangibles	1,170
Other assets	1,955
Deposits	(61,772)
Other liabilities	(824)

Total purchase price	$15,496

The results of operations of the Company subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following pro forma information for the three month periods ended March 31, 2004 and March 31, 2003 reflects the Company’s estimated consolidated results of operations as if the acquisition of Alliance occurred at January 1 of the respective periods, unadjusted for potential cost savings.

	Pro Forma Combined For the Three Months Ended March 31,
(dollars in thousands, except share amounts) (unaudited)	2004	2003
Interest and dividend income	$25,642	$23,387
Interest expense	7,481	6,860

Net interest income	18,161	16,527
Provision for loan losses	1,060	1,591

Net interest income after provision for loan losses	17,101	14,936
Noninterest income	5,647	5,008
Noninterest expense	13,520	12,241

Income before income taxes	9,228	7,703
Income tax expense	2,775	2,344

Net income	$6,453	$5,359

Earnings per share – basic	$0.94	$0.88
Earnings per share – diluted	$0.87	$0.81

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the first three months of the year. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

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

FIRST QUARTER OVERVIEW

During the first quarter of 2004, the Company earned $6.5 million, or $.90 per share on a diluted basis. This is an 8% increase over the $0.83 per diluted share, or $5.2 million, earned for the first quarter of 2003. Earnings performance for the current quarter was influenced by the acquisition of Alliance on February 29, 2004, and other factors, the key components of which are summarized below. Quarterly comparatives of earnings are further influenced by the acquisition of Acadiana Bancshares, Inc. (“Acadiana”) during the first quarter of 2003.

•	Total assets of the Company increased $154.6 million, or 7.3%, during the first quarter, from $2.1 billion at the end of 2003. This strong growth is reflective not only of the $72.2 million asset base obtained through the Alliance acquisition, but organic growth through new and deepened client relationships amounting to $82.4 million. Shareholders’ equity for the same periods improved from $195.2 million at the end of 2003 to $217.2 million at the end of the first quarter of 2004.

•	Net interest income increased by $2.1 million, or 13%, for the three months ended March 31, 2004, compared to the same period of 2003. This was largely attributable to an increased volume and improvement in the mix of both earning assets and deposits. The corresponding net interest margin ratio on a tax-equivalent basis declined to 3.75% from 4.20%. This was primarily the result of higher mortgage prepayment speeds which resulted in increased premium amortizations on related products, market rate declines, mortgage loan portfolio sales and more aggressive pricing on longer-term certificate of deposit products. Additionally, the Acadiana and Alliance acquisitions resulted in increased net interest income, but a reduction of the margin as a result of marking the acquired asset and liability mixes to current yields.

•	Noninterest income improved $684,000, or 14%, for the first quarter of 2004 as compared to the same period of 2003. The improvement was mainly driven by increased service charge revenues on deposit accounts and gains on the sales of mortgage loans.

•	Noninterest expense increased by $1.5 million, or 13%, for the quarter ended March 31, 2004, as compared to the same quarter last year. This was primarily due to an increase in compensation expense as a result of additional staff related to the Acadiana and Alliance acquisitions and key hires over the past 12 months. Other increases for the first quarter of this year as compared to the same period last year were primarily associated with the increased cost of the Company’s ESOP as the Company’s stock price grew and with management’s continued commitment to improving the Company’s infrastructure.

•	The Company provided $1.1 million for possible loan losses for the three months ended March 31, 2004, as compared to $1.6 million for the same period of 2003 to bring the allowance for loan losses as a percent of total loans to 1.32% at the end of the quarter. Net charge-offs for the first quarter of 2004 were $477,000, or 0.13%, of average loans on an annualized basis, compared to $1.1 million, or 0.38%, a year earlier. The coverage of net charge-offs by the provisions for loan losses was 1.5 times for the first quarter of 2003 and 2.2 times for the first quarter of 2004. Nonperforming assets decreased $2.5 million during the first quarter of this year primarily due to the sale of a non-performing commercial real estate property. The coverage of nonperforming assets by the allowance for loan losses was 2.5 times at the end of 2003, as compared to 4.1 times at the end of the first quarter of 2004.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. For the three months ended March 31, 2004, total average earning assets of the Company amounted to $2.0 billion, an increase of $186.7 million, or 10.4%, from December 31, 2003.

Loans and Allowance for Possible Loan Losses – The loan portfolio increased $59.4 million, or 4.2%, to $1.5 billion at March 31, 2004, compared to $1.4 billion at December 31, 2003. The Company’s loan to deposit ratio at March 31, 2004 was 83.8% compared to 88.9% at December 31, 2003. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

Table 1 – Loan Portfolio Composition

(dollars in thousands)	March 31, 2004	December 31, 2003
Residential mortgage loans:
Residential 1-4 family	$329,900	$338,965
Construction	50,459	50,295

Total residential mortgage loans	380,359	389,260

Commercial loans:
Real estate	362,136	352,031
Business	234,929	199,275
Commercial leases	1,666	1,745

Total commercial loans and leases	598,731	553,051

Consumer loans:
Indirect automobile	226,020	229,636
Home equity	197,092	174,740
Other	69,545	65,662

Total consumer loans	492,657	470,038

Total loans receivable	$1,471,747	$1,412,349

The increase in loans since year-end 2003 was due to $53.7 million of additional loans obtained through the acquisition of Alliance, as well as internal growth of $5.7 million. Commercial real estate loans increased $10.1 million, or 2.9%, and commercial business loans increased $35.7 million, or 17.9%. Growth in the commercial loan segment came primarily from traditional commercial, private banking and institutional sectors with no one customer representing a disproportionate percentage of the increase. Residential mortgage loans decreased $8.9 million, or 2.3%. The Company continues to sell the majority of conforming fixed rate mortgage loan originations and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. Total consumer loans increased $22.6 million, or 4.8%, during the first three months of this year. Consumer loans are mainly comprised of indirect automobile loans collateralized by both new and used vehicles, which were down $3.6 million, or 1.6%. Growth in the consumer category was primarily due to a $22.4 million, or 12.8%, increase in home equity loans, $20.0 million of which was obtained through the acquisition of Alliance. All other consumer loans increased $3.9 million, or 5.9%. The Company maintains a focus on loans believed to be prime, or lower risk, consumer loans. Excluding the effect of the Alliance purchase accounting transaction, total commercial loans increased $25.5 million, total residential mortgage loans decreased $8.9 million and consumer loans decreased $10.9 million.

During the first quarter, the Company announced the addition of several strategic hires, as well as the opening of new branches in Shreveport and New Orleans, Louisiana, and three loan production offices (“LPOs”) in Alexandria, Houma and Mandeville, Louisiana. The opening of the Shreveport branch is a first step to take advantage of lending opportunities in Northwest Louisiana and other markets. The New Orleans addition is aimed at strengthening and expanding key private banking relationships in New Orleans. The LPOs expand the Company’s ability to provide mortgage loan and other products to markets previously not heavily served by the Company.

The credit quality of the Company’s assets has continued to improve as management has assertively worked to enhance underwriting risk/return dynamics within the loan portfolio. Over time, management has significantly increased the allowance for loan losses, tightened underwriting guidelines and procedures, adopted more conservative consumer loan charge-off and nonaccrual guidelines, rewritten the loan policy and developed an internal loan review function. As the Company has transitioned the loan portfolio to be more representative of a commercial bank, there is recognition of a potential for higher charge-off and nonperforming levels, but also a potential higher level of return for investors. Management believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk adjusted level of return within the loan portfolio.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $4.8 million, or 0.21% of total assets at March 31, 2004, compared to $7.3 million, or 0.34%, of total assets at December 31, 2003. The allowance for loan losses amounted to $19.4 million, or 1.32% of total loans and 412.2% of total nonperforming loans, respectively, at March 31, 2004, compared to 1.29% and 355.9%, respectively, at December 31, 2003. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 – Nonperforming Assets and Troubled Debt Restructurings (1)

(dollars in thousands)	March 31, 2004	December 31, 2003
Nonaccrual loans:
Commercial, financial and agricultural	$1,757	$1,838
Mortgage	535	552
Loans to individuals	1,552	1,512

Total nonaccrual loans	3,844	3,902
Accruing loans 90 days or more past due	862	1,220

Total nonperforming loans (1)	4,706	5,122
Foreclosed property	75	2,134

Total nonperforming assets (1)	4,781	7,256
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$4,781	$7,256

Nonperforming loans to total loans (1)	0.32%	0.36%
Nonperforming assets to total assets (1)	0.21%	0.34%
Allowance for loan losses to nonperforming loans (1)	412.2%	355.9%
Allowance for loan losses to total loans	1.32%	1.29%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

The Company has shown continuing improvement in asset quality despite modest loan growth. The percentage of nonperforming assets to total loans decreased from 0.51% at the end of 2003 to 0.32% at March 31, 2004. The balance of nonperforming assets decreased $2.5 million, or 34.1%, since the end of 2003. This decrease was primarily due to the sale of one commercial real estate property for $1.8 million during the first quarter of 2004. Nonperforming loans decreased $416,000, or 8.1%, during the first quarter. Net charge-offs for the first quarter of 2004 were $477,000, or 0.13% of average loans on an annualized basis, as compared to $1.1 million, or 0.38%, for the same quarter last year.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at March 31, 2004 to cover any potential losses in the Company’s loan portfolio. However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses. Losses in the loan portfolio, net of recoveries, are charged-off against the allowance and reduce the balance. Provisions for loan losses, which are charged against income, increase the allowance.

In determining the amount of the allowance for loan losses, management uses information from its portfolio management process, relationship managers and ongoing loan review efforts to stratify the loan portfolio into asset risk classifications and assign a general or specific reserve allocation. General reserve estimated loss percentages are based on the current and historical loss experience of each loan category, regulatory guidelines for losses, the status of past due payments, and management’s judgment of economic conditions and related level of risk assumed. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation of loss exposure for each credit, given current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves. Additionally, an unallocated reserve for the total loan portfolio is established to address 1) the imprecision and estimation risk inherent in the calculations of general and specific reserves, and 2) management’s evaluation of various conditions that are not directly measured by any other component of the allowance. Such components would include current general economic conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio and the findings of internal credit examinations.

Investment Securities – The Company’s investment securities available for sale increased $72.5 million, or 17.0%, to $498.6 million at March 31, 2004, compared to $426.1 million at December 31, 2003. The increase was due to securities of $11.2 million obtained through the acquisition of Alliance, purchases of securities totaling $101.6 million, and a $4.2 million increase in the market value of the portfolio, which were partially offset by sales of securities totaling $14.5 million and principal amortizations, maturities and calls of securities totaling $29.9 million.

The Company’s investment securities held to maturity decreased $5.2 million, or 9.6%, to $48.3 million at March 31, 2004, compared to $53.5 million at December 31, 2003. This decrease was due to principal amortizations, maturities and calls.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $7.5 million, or 36.3%, to $28.2 million at March 31, 2004, compared to $20.7 million at December 31, 2003.

Mortgage Loans Held for Sale – Loans held for sale increased $5.2 million, or 90.1%, to $11.0 million at March 31, 2004, compared to $5.8 million at December 31, 2003. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days.

All Other Assets – Included in this category are cash and due from banks, premises and equipment, goodwill and other assets. From December 31, 2003 to March 31, 2004, cash and due from banks increased $6.1 million, or 12.4%, and premises and equipment increased $3.9 million, or 12.1%. Goodwill and acquisition intangibles increased $6.2 million, or 4.6%, as a result of the Alliance acquisition.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix during the first three months of the year.

Deposits – Total end of period deposits increased $168.2 million, or 10.6%, to $1.8 billion at March 31, 2004, compared to $1.6 billion at December 31, 2003. The growth in deposits for the first three months of 2004 was spread across all customer deposit groups and includes $61.8 million of deposits acquired from Alliance. From December 31, 2003 to March 31, 2004, noninterest-bearing checking accounts increased $17.3 million, or 9.1%, interest-bearing checking account deposits increased $88.0 million, or 19.5%, savings and money market accounts increased $30.5 million, or 8.7%, and certificate of deposit accounts increased $32.4 million, or 5.4%. Excluding the effect of the Alliance acquisition, noninterest-bearing checking accounts would have increased $5.4 million, or 2.8%, interest-bearing checking account deposits would have increased $77.6 million, or 17.3%, savings and money market accounts would have increased $2.6 million, or 0.8%, and certificate of deposit accounts would have increased $20.8 million, or 3.5%.

During this period of low rates, the Company increased retail fixed rate certificates of deposit through more aggressive pricing on longer-term maturities and also increased overall commercial deposits through relationship development.

Short-term Borrowings – Short-term borrowings decreased $41.6 million, or 25.6%, to $121.0 million at March 31, 2004, compared to $162.6 million at December 31, 2003. The Company’s short-term borrowings at March 31, 2004 were comprised of $92.0 million in FHLB of Dallas advances with maturities of nine months or less and $29.0 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

Long-term Borrowings – Long-term borrowings decreased $395,000, or 0.3%, to $155.9 million at March 31, 2004, compared to $156.3 million at December 31, 2003. At March 31, 2004, the Company’s long-term borrowings were comprised of $135.3 million of fixed-rate advances from the FHLB of Dallas and $20.6 million in junior subordinated debt.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2004, shareholders’ equity totaled $217.2 million, an increase of $22.0 million, or 11.3%, compared to $195.2 million at December 31, 2003. The increase in shareholders’ equity for the first three months of the year was the result of the Company’s net income of $6.5 million, $679,000 of common stock released by the Company’s ESOP trust, $199,000 of common stock earned by participants in the Company’s RRP trust, $2.0 million from the reissuance of treasury stock for stock options exercised, $15.5 million for the issuance of common stock as a result of the purchase accounting transaction with Alliance and a $2.0 million increase in other comprehensive income. Such increases were partially offset by cash dividends declared on the Company’s common stock of $1.7 million and repurchases of $3.2 million of the Company’s common stock that were placed into treasury.

During the quarter ended March 31, 2004, the Company repurchased a total of 52,100 shares of its Common Stock in accordance with the Stock Repurchase Program announced on September 17, 2003. The following table details these purchases during the quarter.

Table 3 – Stock Repurchases

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under Plan
January 1-31, 2004	—	—	—	268,300
February 1-29, 2004	37,700	$60.77	37,700	230,600
March 1-31, 2004	14,400	$60.91	14,400	216,200

Total	52,100	$60.81	52,100	216,200

No shares were repurchased during the quarter ended March 31, 2004, other than through publicly announced plans. Up to 300,000 shares may be repurchased through the stock repurchase program announced on September 17, 2003.

RESULTS OF OPERATIONS

The Company reported net income of $6.5 million for the three months ended March 31, 2004, compared to $5.2 million earned during the first three months of 2003, an increase of $1.3 million, or 24.4%. The Company’s interest income increased $2.8 million, interest expense increased $737,000, the provision for loan losses decreased $520,000, noninterest income increased $684,000, noninterest expense increased $1.5 million and income tax expense increased $491,000 during the three months ended March 31, 2004, compared to the first quarter of 2003. Included in earnings are the results of operations of Acadiana from the acquisition date of February 28, 2003 forward and Alliance from the acquisition date of February 29, 2004 forward.

Net Interest Income– Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities. Net interest income is also the driver of core earnings and, as such, is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.57% during the three months ended March 31, 2004, compared to 3.94% for the comparable period in 2003. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.75% during the three months ended March 31, 2004, compared to 4.20%, for the comparable period in 2003.

Net interest income increased $2.1 million, or 12.9%, to $18.0 million for the three months ended March 31, 2004, compared to $15.9 million for the three months ended March 31, 2003. The increase was due to a $2.8 million, or 12.3%, increase in interest income, which was partially offset by a $737,000, or 11.0%, increase in interest expense. The increase in interest income was the result of a $410.7 million, or 26.1%, increase in the average balance of earning assets, which was partially offset by a 67 basis point decrease in the yield earned on earning assets. The increase in interest expense was the result of a $399.1 million, or 29.2%, increase in the average balance of interest-bearing liabilities, which was partially offset by a 30 basis point decrease in the cost of interest-bearing liabilities.

The current low interest rate environment resulted in net interest spread and margin compression as a result of several factors. Slightly higher prepayment speeds associated with a new wave of residential mortgage loan refinancing impacted mortgage products in both the investment and loan portfolios. The current low interest rate environment also resulted in increased mortgage loan portfolio sales to reduce rate risk and take advantage of gains in these products, more aggressive pricing on longer-term certificates of deposit to lock in rates and overall lower earning asset spreads. Additionally, the Acadiana and Alliance acquisitions resulted in increased net interest income, but a reduction of the margin as a result of marking the acquired asset and liability mix to current yields. During this period of low rates, the Company repositioned $8.0 million of the bond portfolio by buying and selling similar-type agency bonds at slightly different durations, which resulted in an immediate gain of $143,000 and a slight increase in income going forward.

Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, a continued period of low interest rates may exert downward pressure on the net interest margin and net interest income. Under traditional measures of interest rate gap positions, the Company is slightly liability sensitive in the short-term. As of March 31, 2004, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 0.08% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 1.88% increase in net interest income from an unchanged rate environment. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company will continue to monitor investment opportunities and weigh the associated risk/return. Volume increases in earning assets and improvements in the mix of earning assets and interest-bearing liabilities should improve net interest income, but may negatively impact the net interest margin ratio. The Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. Through this instrument, interest rate risk is managed by hedging with an interest rate swap contract designed to pay fixed and receive floating interest. The interest rate swaps of the Company were executed to modify net interest sensitivity to levels deemed appropriate.

Table 4 presents average balance sheets, net interest income and average interest rates for the three month periods ended March 31, 2004 and 2003.

Table 4 - Average Balances, Net Interest Income and Interest Yields / Rates

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

	Three Months Ended March 31,
	2004			2003
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$385,826	$5,391	5.59%	$265,090	$4,390	6.62%
Commercial loans (TE) (2)	565,859	6,609	4.85	450,401	6,033	5.62
Consumer and other loans	475,758	7,934	6.71	422,708	7,963	7.64
Lease financing receivables	1,709	24	5.56	2,017	28	5.55

Total loans	1,429,152	19,958	5.67	1,140,216	18,414	6.60

Mortgage loans held for sale	11,493	131	4.56	8,274	117	5.66
Investment securities (TE)(2) (3)	503,730	5,134	4.35	386,099	3,900	4.34
Other earning assets	39,848	179	1.81	38,971	181	1.88

Total earning assets	1,984,223	25,402	5.25	1,573,560	22,612	5.92

Allowance for loan losses	(18,721)			(14,267)
Nonearning assets	215,896			154,229

Total assets	$2,181,398			$1,713,522

Interest-bearing liabilities:
Deposits:
NOW accounts	$486,845	1,135	0.94	$291,242	704	0.98
Savings and money market accounts	376,099	698	0.75	332,913	815	0.99
Certificates of deposit	614,838	3,525	2.31	521,500	3,573	2.78

Total interest-bearing deposits	1,477,782	5,358	1.46	1,145,655	5,092	1.80
Short-term borrowings	133,592	384	1.14	119,633	413	1.38
Long-term debt	156,104	1,694	4.29	103,112	1,194	4.63

Total interest-bearing liabilities	1,767,478	7,436	1.68	1,368,400	6,699	1.98

Noninterest-bearing demand deposits	190,067			166,709
Noninterest-bearing liabilities	19,142			22,399

Total liabilities	1,976,687			1,557,508
Shareholders’ equity	204,711			156,014

Total liabilities and shareholders’ equity	$2,181,398			$1,713,522

Net earning assets	$216,745			$205,160

Ratio of earning assets to interest-bearing liabilities	112.26%			114.99%

Net interest spread		$17,966	3.57%		$15,913	3.94%

Tax equivalent benefit			0.14%			0.14%

Net interest income (TE) / Net interest margin (TE) (2)		$18,648	3.75%		$16,495	4.20%

(1)	Annualized.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.

(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – The allowance for loan losses is maintained at a level considered appropriate by management based on various factors as they relate to the collectability of the Company’s loan portfolio. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income. Management of the Company assesses the allowance for loan losses on a quarterly basis and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses.

As a result of continued improvement in asset quality, the Company lowered the loan loss provision during the quarter ended March 31, 2004. For the three months ended March 31, 2004, the provision for loan losses was $1.1 million as compared to $1.6 million for the same period in 2003. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.32% at March 31, 2004, compared to 1.23% at March 31, 2003, and 1.29% at December 31, 2003.

Noninterest Income – The Company’s total noninterest income was $5.6 million for the three months ended March 31, 2004, $684,000, or 14.0%, higher than the $4.9 million earned for the same period in 2003. The primary reasons for the increase in noninterest income were a $308,000 increase in service charges on deposit accounts, a $160,000 increase in gains on the sale of mortgage loans in the secondary market, a $124,000 increase in broker sales commissions and a $71,000 increase in gains on the sale of investment securities.

Noninterest Expense – Noninterest expense increased $1.5 million, or 12.7%, for the three months ended March 31, 2004, to $13.2 million, compared to $11.7 million for the three months ended March 31, 2003. Noninterest expense includes costs related to salary and employee benefits, occupancy and equipment, communication and delivery, marketing and business development, amortization of acquisition intangibles and other expenses. The increase in noninterest expense primarily relates to a $1.1 million increase in salaries and employee benefits expense due to increased staffing associated with the Acadiana and Alliance acquisitions, several key hires and the rising cost associated with the increased market value of the Company’s common stock as it relates to the Company’s ESOP. Other expense increases included $270,000 in building and occupancy expense, $204,000 in franchise and share tax assessments and $134,000 in amortization of acquisition intangibles.

Income Tax Expense – Income tax expense increased $491,000, or 21.6%, for the three months ended March 31, 2004 to $2.8 million, compared to $2.3 million for the three months ended March 31, 2003. The effective tax rates for the three months ended March 31, 2004 and 2003 were 29.8% and 30.3%, respectively. The increase in income tax expense was due primarily to the increase in income before income taxes. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of municipal investments and nontaxable portion of bank owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $374.5 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2004, the Company had $227.3 million of outstanding advances from the FHLB of Dallas. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $65 million in the form of federal funds and other lines of credit. At March 31, 2004, there was no balance outstanding on these lines and all of the funding was available to the Company. In addition, the Company has issued junior subordinated debt which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At March 31, 2004, the total approved loan commitments outstanding amounted to $27.2 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $271.1 million.

At March 31, 2004, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The Company’s actual levels and current requirements as of March 31, 2004 are detailed below:

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$166,142	7.86%	$84,502	4.00%
Tier 1 Risk-based	$166,142	11.28%	$58,893	4.00%
Total Risk-Based	$184,561	12.54%	$117,786	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2004. Additional information required for this item is included herein under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information regarding purchases of equity securities is included herein on page 14 under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(b) Reports on Form 8-K.

(1) Current Report on Form 8-K dated January 20, 2004, furnishing under Item 12, the announcement of the Company’s results of operations for the fourth quarter and fiscal year ended December 31, 2003.

(2) Current Report on Form 8-K dated February 29, 2004, furnishing under Item 9, the announcement of the Company’s completion of the acquisition of Alliance Bank of Baton Rouge, which was merged with and into IBERIABANK, the Company’s wholly owned subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date:	May 10, 2004	By:	/s/ Daryl G. Byrd

Daryl G. Byrd
President and Chief Executive Officer

Date:	May 10, 2004	By:	/s/ Marilyn W. Burch

Marilyn W. Burch
Executive Vice President and Chief Financial Officer