Form 10-Q
period 2004-06-30
IBERIABANK CORP
filed 2004-08-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The registrant had 6,897,739 shares of common stock, $1.00 par value, which were issued and outstanding as of July 31, 2004.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)

	June 30, 2004	December 31, 2003	June 30, 2003
Assets
Cash and due from banks	$46,360	$48,849	$40,441
Interest-bearing deposits in banks	15,070	20,722	15,449

Total cash and cash equivalents	61,430	69,571	55,890
Securities available for sale, at fair value	544,839	426,130	392,953
Securities held to maturity, fair values of $45,574, $55,207, and $70,324, respectively	44,841	53,492	67,615
Mortgage loans held for sale	6,273	5,781	18,540
Loans, net of unearned income	1,529,362	1,412,349	1,333,705
Allowance for loan losses	(19,683)	(18,230)	(16,772)

Loans, net	1,509,679	1,394,119	1,316,933
Premises and equipment, net	36,728	31,992	28,929
Goodwill	64,655	59,523	60,564
Other assets	83,325	75,203	67,873

Total Assets	$2,351,770	$2,115,811	$2,009,297

Liabilities
Deposits:
Noninterest-bearing	$216,111	$189,786	$190,212
Interest-bearing	1,576,580	1,399,320	1,336,032

Total deposits	1,792,691	1,589,106	1,526,244
Short-term borrowings	187,128	162,590	109,593
Long-term debt	155,500	156,291	166,041
Other liabilities	12,142	12,655	20,471

Total Liabilities	2,147,461	1,920,642	1,822,349

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 8,649,777, 8,362,492, and 8,362,492 shares issued, respectively	8,650	8,362	8,363
Additional paid-in-capital	135,223	114,674	112,387
Retained earnings	129,510	119,967	110,814
Unearned compensation	(5,121)	(2,668)	(2,887)
Accumulated other comprehensive income	(5,256)	183	868
Treasury stock at cost - 1,747,994, 1,644,034, and 1,650,818 shares, respectively	(58,697)	(45,349)	(42,597)

Total Shareholders’ Equity	204,309	195,169	186,948

Total Liabilities and Shareholders’ Equity	$2,351,770	$2,115,811	$2,009,297

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest and Dividend Income
Loans, including fees	$20,270	$20,340	$40,228	$38,754
Mortgage loans held for sale, including fees	129	253	260	371
Investment securities:
Taxable interest	4,978	3,284	9,466	6,645
Tax-exempt interest	639	607	1,285	1,146
Other	176	223	355	403

Total interest and dividend income	26,192	24,707	51,594	47,319

Interest Expense
Deposits	5,891	5,668	11,249	10,760
Short-term borrowings	489	325	873	738
Long-term debt	1,693	1,649	3,387	2,843

Total interest expense	8,073	7,642	15,509	14,341

Net interest income	18,119	17,065	36,085	32,978
Provision for loan losses	704	1,574	1,759	3,149

Net interest income after provision for loan losses	17,415	15,491	34,326	29,829

Noninterest Income
Service charges on deposit accounts	3,043	2,954	5,949	5,552
ATM/debit card fee income	519	504	951	932
Gain on sale of mortgage loans, net	605	1,132	1,467	1,834
Gain on sale of assets	32	158	42	187
Gain on sale of investments, net	329	6	472	78
Other income	1,297	1,242	2,500	2,285

Total noninterest income	5,825	5,996	11,381	10,868

Noninterest Expense
Salaries and employee benefits	7,521	6,718	14,634	12,769
Occupancy and equipment	1,713	1,627	3,414	3,058
Franchise and shares tax	718	556	1,418	1,052
Communication and delivery	709	699	1,363	1,400
Marketing and business development	359	282	810	575
Data processing	385	445	760	892
Printing, stationery and supplies	218	236	436	420
Amortization of acquisition intangibles	234	248	452	332
Other expenses	2,156	2,056	3,941	4,091

Total noninterest expense	14,013	12,867	27,228	24,589

Income before income tax expense	9,227	8,620	18,479	16,108
Income tax expense	2,740	2,641	5,501	4,911

Net Income	$6,487	$5,979	$12,978	$11,197

Earnings per share - basic	$0.96	$0.92	$1.93	$1.82

Earnings per share - diluted	$0.88	$0.85	$1.78	$1.68

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$7,381	$72,769	$102,390	$(2,690)	$712	$(40,964)	$139,598
Comprehensive income:
Net income			11,197				11,197
Change in unrealized gain on securities available for sale, net of deferred taxes					838		838
Change in fair value of derivatives used for cash flow hedges, net of tax effect					(682)		(682)

Total comprehensive income							11,353
Cash dividends declared, $.42 per share			(2,773)				(2,773)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 69,824 shares		146				326	472
Common stock released by ESOP trust		781		241			1,022
Common stock earned by participants of recognition and retention plan trust, including tax benefit		113		262			375
Common stock issued for recognition and retention plan		352		(700)		348	—
Common stock issued for acquisition	982	38,226					39,208
Treasury stock acquired at cost, 52,800 shares						(2,307)	(2,307)

Balance, June 30, 2003	$8,363	$112,387	$110,814	$(2,887)	$868	$(42,597)	$186,948

Balance, December 31, 2003	$8,362	$114,674	$119,967	$(2,668)	$183	$(45,349)	$195,169
Comprehensive income:
Net income			12,978				12,978
Change in unrealized gain on securities available for sale, net of deferred taxes					(6,076)		(6,076)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					637		637

Total comprehensive income							7,539
Cash dividends declared, $.50 per share			(3,435)				(3,435)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 113,757 shares		1,862				1,579	3,441
Common stock released by ESOP trust		1,087		222			1,309
Common stock earned by participants of recognition and retention plan trust, including tax benefit		139		340			479
Common stock issued for recognition and retention plan		2,253		(3,015)		762	—
Common stock issued for acquisition	288	15,208					15,496
Treasury stock acquired at cost, 269,367 shares						(15,689)	(15,689)

Balance, June 30, 2004	$8,650	$135,223	$129,510	$(5,121)	$(5,256)	$(58,697)	$204,309

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$12,978	$11,197

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,199	2,558
Provision for loan losses	1,759	3,149
Noncash compensation expense	1,622	1,263
Gain on sale of assets	(42)	(196)
Gain on sale of investments	(472)	(78)
Amortization of premium/discount on investments	1,680	2,743
Net change in loans held for sale	(492)	(6,284)
Other operating activities, net	(2,109)	(2,063)

Net Cash Provided by Operating Activities	17,123	12,289

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	26,059	96,196
Proceeds from maturities, prepayments and calls of securities available for sale	68,586	72,768
Purchases of securities available for sale	(212,673)	(212,426)
Proceeds from sales of securities held to maturity	227	—
Proceeds from maturities, prepayments and calls of securities held to maturity	8,280	13,707
Purchases of securities held to maturity	—	(5,147)
Proceeds from sale of loans	—	26,913
Increase in loans receivable, net	(65,876)	(127,483)
Proceeds from sale of premises and equipment	—	307
Purchases of premises and equipment	(5,033)	(3,018)
Proceeds from disposition of real estate owned	2,488	1,138
Cash received in excess of cash paid in acquisition	4,387	21,287
Other investing activities, net	(1,492)	(2,475)

Net Cash Used in Investing Activities	(175,047)	(118,233)

Cash Flows from Financing Activities
Increase in deposits	142,207	74,041
Net change in short-term borrowings	24,538	11,464
Proceeds from long-term debt	—	30,000
Repayments of long-term debt	(216)	(13,124)
Dividends paid to shareholders	(3,102)	(2,296)
Proceeds from sale of treasury stock for stock options exercised	2,045	472
Costs of issuance of common stock in acquisition	—	(191)
Payments to repurchase common stock	(15,689)	(2,307)

Net Cash Provided by Financing Activities	149,783	98,059

Net Decrease In Cash and Cash Equivalents	(8,141)	(7,885)
Cash and Cash Equivalents at Beginning of Period	69,571	63,775

Cash and Cash Equivalents at End of Period	$61,430	$55,890

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$658	$931

Common stock issued in acquisition	$15,496	$38,586

Exercise of stock options with payment in company stock	$45	$681

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$15,376	$15,101

Income taxes, net	$3,153	$4,750

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiary, IBERIABANK (the “Bank”), as well as all of the Bank’s subsidiaries, Iberia Financial Services, LLC, Acadiana Holdings, LLC, Jefferson Insurance Corporation, Metro Service Corporation, Finesco, LLC and IBERIABANK Insurance Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Through the Bank, the Company offers commercial and retail products and services to customers throughout the state, including south central Louisiana, north Louisiana, Baton Rouge and the greater New Orleans area.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Earnings Per Share

For the three months ended June 30, 2004, basic earnings per share were based on 6,784,770 weighted average shares outstanding and diluted earnings per share were based on 7,339,858 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 37,211; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 160,978; and (c) the weighted average shares purchased in Treasury Stock of 1,666,819.

For the six months ended June 30, 2004, basic earnings per share were based on 6,715,302 weighted average shares outstanding and diluted earnings per share were based on 7,292,122 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 42,775; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 146,027; and (c) the weighted average shares purchased in Treasury Stock of 1,650,964.

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

Applying FAS 123 would result in pro forma net income and earnings per share amounts as follows:

(dollars in thousands, except share amounts) (unaudited)	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income:
As reported	$6,487	$5,979	$12,978	$11,197
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(342)	(344)	(610)	(616)

Pro forma	$6,145	$5,635	$12,368	$10,581

Earnings per share:
As reported - basic	$0.96	$0.92	$1.93	$1.82
diluted	$0.88	$0.85	$1.78	$1.68

Pro forma - basic	$0.91	$0.87	$1.84	$1.72
diluted	$0.84	$0.81	$1.71	$1.61

Note 5 – Pro Forma Statements of Acquisition

The Company completed the acquisition of Alliance Bank of Baton Rouge (“Alliance”) on February 29, 2004. This acquisition expanded the Company’s presence into Baton Rouge, Louisiana.

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

In the acquisition, shareholders of Alliance received 287,285 shares of the Company’s common stock valued at $15.5 million. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands) (unaudited)	Amount
Cash and due from banks	$4,387
Investment securities	11,218
Loans, net	53,125
Premises and equipment, net	1,125
Goodwill	5,132
Core deposit and other intangibles	1,200
Other assets	1,965
Deposits	(61,772)
Other liabilities	(884)

Total purchase price	$15,496

The results of operations of the Company subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following pro forma information for the six month periods ended June 30, 2004 and June 30, 2003 reflect the Company’s estimated consolidated results of operations as if the acquisition of Alliance occurred at January 1 of the respective periods, unadjusted for potential cost savings.

(dollars in thousands, except share amounts) (unaudited)	Pro Forma Combined For the Six Months Ended
	June 30, 2004	June 30, 2003
Interest and dividend income	$52,100	$48,861
Interest expense	15,607	14,656

Net interest income	36,493	34,205
Provision for loan losses	1,770	3,180

Net interest income after provision for loan losses	34,723	31,025
Noninterest income	11,510	11,113
Noninterest expense	27,789	25,767

Income before income taxes	18,444	16,371
Income tax expense	5,508	4,999

Net income	$12,936	$11,372

Earnings per share – basic	$1.93	$1.77

Earnings per share – diluted	$1.78	$1.64

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

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, changes in market and economic conditions; changes in interest rates, deposit flows, loan demand and real estate values; competitive pressures; changes in accounting principles, policies or guidelines; changes in the Company’s loan or investment portfolio; legislative or regulatory changes; changes in monetary or fiscal policies; military or terrorist activities; litigation costs and expenses; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s business activities and prospects.

SECOND QUARTER OVERVIEW

During the second quarter of 2004, the Company earned $6.5 million, or $0.88 per share, on a diluted basis. This is a 3.7% increase over the $0.85 per diluted share, or $6.0 million, earned for the second quarter of 2003. Net income for the six months ended June 30, 2004 totaled $13.0 million, up 15.9%, compared to the first six months of 2003. Quarterly comparatives are influenced, in part, by the acquisition of Alliance on February 29, 2004. Year to date comparisons between 2004 and 2003 are also influenced by the acquisition of Acadiana Bancshares, Inc. (“Acadiana”) on February 28, 2003. The key components of the Company’s growth are summarized below.

•	Total assets at June 30, 2004 were $2.4 billion, up $236.0 million, or 11.2%, from $2.1 billion at December 31, 2003. Shareholders’ equity increased by $9.1 million, or 4.7%, from $195.2 million at December 31, 2003 to $204.3 million at June 30, 2004.

•	Total loans at June 30, 2004 were $1.5 billion, an increase of $117.0 million, or 8.3%, from $1.4 billion at December 31, 2003. The increase from year end 2003 is reflective of new and deepened client relationships amounting to $63.3 million and the $53.7 million loan base obtained through the Alliance acquisition.

•	Total customer deposits increased $203.6 million, or 12.8%, from $1.6 billion at December 31, 2003 to $1.8 billion at June 30, 2004. The increase from year end 2003 is reflective of strong organic growth amounting to $141.8 million and $61.8 in customer deposits obtained through the Alliance acquisition.

•	Net interest income increased $1.1 million, or 6.2%, for the three months ended June 30, 2004, compared to the same period of 2003. For the six months ended June 30, 2004, net interest income increased $3.1 million, or 9.4%, compared to the same period of 2003. These increases are largely attributable to increased volume. The corresponding net interest margin ratio on a tax-equivalent basis declined to 3.53% from 3.90% for the quarters ended June 30, 2004 and 2003, respectively. This was primarily the result of market rate declines over the related periods which had a more significant impact on earning asset yields than funding sources. Additionally, the Acadiana and Alliance acquisitions resulted in increased net interest income, but a reduction of the margin as a result of marking the acquired asset and liability mixes to current yields.

•	Noninterest income declined $171,000, or 2.9%, for the second quarter of 2004 as compared to the same period of 2003. The decline was mainly driven by decreased gains on the sale of mortgage loans. This decline was offset by increased service charge revenues on deposit accounts, ATM/debit card income and gains on the sale of investments, including the required divesture of a check-cashing company acquired in a previous merger. For the six months ended June 30, 2004, noninterest income increased $513,000, or 4.7%, compared to the same period of 2003.

•	Noninterest expense increased by $1.1 million, or 8.9%, for the quarter ended June 30, 2004, as compared to the same quarter last year. For the six months ended June 30, 2004, noninterest expense increased $2.6 million, or 10.7%, compared to the same period of 2003. These increases were primarily due to an increase in compensation expense as a result of key hires over the past 12 months and additional staff related to the Acadiana and Alliance acquisitions. Other increases for the compared periods were primarily associated with the increased cost of the Company’s ESOP as the Company’s stock price grew and also management’s continued commitment to improving the Company’s infrastructure.

•	The Company provided $704,000 for possible loan losses during the second quarter of 2004, compared to $1.6 million for the second quarter of 2003. A total of $1.8 million for possible loan losses was recorded for the six months ended June 30, 2004, compared to $3.1 million for the same period of 2003. The Company has been able to reduce the provision for loan losses due to continued improvement in credit quality. As of June 30, 2004, the allowance for loan losses as a percent of total loans was 1.29%, compared to 1.26% at June 30, 2003. Net charge-offs for the second quarter of 2004 were $416,000, or 0.11%, of average loans on an annualized basis, compared to $835,000, or 0.25%, a year earlier. The coverage of net charge-offs by the provisions for loan losses was 1.70 times for the second quarter of 2004 and 1.89 times for the second quarter of 2003. The coverage of nonperforming assets by the allowance for loan losses was 3.97 times at the end of the second quarter of 2004, as compared to 2.25 times at June 30, 2003.

•	In May 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share, an 18% increase compared to the same quarter of 2003 and an 8% increase compared to the first quarter of 2004.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.1 billion during the quarter ended June 30, 2004, a $312.2 million, or 17.2%, increase compared to $1.8 billion during the quarter ended June 30, 2003. This is primarily the result of strong organic growth, coupled with the Alliance acquisition. For the six months ended June 30, 2004, average earning assets also amounted to $2.1 billion, an increase of $358.7 million, or 21.2%, from the same period of 2003, and an increase of $255.7 million, or 14.2%, from the year ended December 31, 2003.

Loans and Leases –The loan portfolio increased $117.0 million, or 8.3%, during the first six months of 2004. Compared to June 30, 2003, the loan portfolio has increased $195.7 million, or 14.7%. The Company’s loan to deposit ratio at June 30, 2004, December 31, 2003 and June 30, 2003 was 85.3%, 88.9% and 87.4%, respectively. The percentage of fixed rate loans within the total loan portfolio has decreased slightly from 69% at the end of 2003 to 66% as of June 30, 2004. Table 1 sets forth the composition of the Company’s loan portfolio as of the dates indicated.

Table 1 – Loan Portfolio Composition

	June 30, 2004		December 31, 2003		June 30, 2003
(dollars in thousands)	Loans	Percent	Loans	Percent	Loans	Percent
Residential mortgage loans:
Residential 1-4 family	$357,618	23.4%	$338,965	24.0%	$311,036	23.3%
Construction	39,612	2.6	50,295	3.6	33,119	2.5

Total residential mortgage loans	397,230	26.0	389,260	27.6	344,155	25.8

Commercial loans:
Real estate	372,084	24.3	352,031	24.9	322,450	24.2
Business	256,987	16.8	199,275	14.1	194,764	14.6
Commercial leases	1,586	0.1	1,745	0.1	1,900	0.1

Total commercial loans and leases	630,657	41.2	553,051	39.1	519,114	38.9
Consumer loans:
Indirect automobile	228,183	14.9	229,636	16.3	234,189	17.6
Home equity	205,032	13.4	174,740	12.4	165,100	12.4
Other	68,260	4.5	65,662	4.6	71,147	5.3

Total consumer loans	501,475	32.8	470,038	33.3	470,436	35.3

Total loans receivable	$1,529,362	100.0%	$1,412,349	100.0%	$1,333,705	100.0%

Total commercial loans and leases increased 14.0% and 21.5% compared to December 31, 2003 and June 30, 2003, respectively. Commercial real estate loans increased $20.1 million, or 5.7%, and $49.6 million, or 15.4%, compared to December 31, 2003 and June 30, 2003, respectively. Commercial business loans increased $57.7 million, or 29.0%, and $62.2 million, or 31.9%, compared to December 31, 2003 and June 30, 2003, respectively. Growth in the commercial loan segment came from traditional commercial, private banking and institutional sectors with no one customer representing a disproportionate percentage of the increase. The Company acquired $20.1 million in commercial loans as a result of the Alliance acquisition.

Total consumer loans increased 6.7% and 6.6% compared to December 31, 2003 and June 30, 2003, respectively. Home equity loans have driven consumer loan growth, increasing $30.3 million, or 17.3%, and $39.9 million, or 24.2%, compared to December 31, 2003 and June 30, 2003, respectively. The Company acquired $33.6 million in consumer loans as a result of the Alliance acquisition.

Residential mortgage loans increased $8.0 million, or 2.0%, from $389.2 million at December 31, 2003 to $397.2 million at June 30, 2004. The Company continues to sell the majority of conforming fixed rate mortgage loan originations and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. Growth in residential mortgage loans relates primarily to adjustable rate mortgage loans (“ARMs”) and loans extended to high net worth individuals.

During 2004, the Company announced the addition of several strategic hires, as well as the opening of new branches in Shreveport and New Orleans, Louisiana, and three loan production offices (“LPOs”) in Alexandria, Houma and Mandeville, Louisiana. The opening of the Shreveport branch provides an opportunity to take advantage of lending opportunities in Northwest Louisiana and other surrounding markets. The New Orleans addition is aimed at strengthening and expanding key private banking relationships in New Orleans. The LPOs expand the Company’s ability to provide mortgage loan and other products to markets previously not heavily served by the Company. Through June 30, 2004, performance in the Company’s new markets has met or exceeded management’s expectations.

Investment Securities – The Company’s investment securities available for sale increased $118.7 million, or 27.9%, to $544.8 million at June 30, 2004, compared to $426.1 million at December 31, 2003. The increase was due to securities of $11.2 million obtained through the acquisition of Alliance and purchases of securities totaling $212.7 million, which were partially offset by sales of securities totaling $26.1 million, principal amortizations, maturities and calls totaling $68.6 million, and a $9.3 million decrease in the market value of the portfolio. Securities available for sale consist primarily of mortgage-backed securities.

The Company’s investment securities held to maturity decreased $8.7 million, or 16.2%, to $44.8 million at June 30, 2004, compared to $53.5 million at December 31, 2003. This decrease was primarily due to principal amortizations, maturities and calls. In June 2004, the Company sold three mortgage-backed securities out of the held to maturity portfolio resulting in an $11,000 loss. The securities had an amortized cost totaling $238,000. The sales were accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The held to maturity securities, which had paid down over 90%, were sold to take advantage of other investment opportunities. Securities held to maturity consist primarily of mortgage-backed securities and obligations of state and political subdivisions.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $5.7 million, or 27.3%, to $15.1 million at June 30, 2004, compared to $20.7 million at December 31, 2003.

Mortgage Loans Held for Sale – Loans held for sale increased $492,000, or 8.5%, to $6.3 million at June 30, 2004, compared to $5.8 million at December 31, 2003. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Asset Quality and Allowance for Loan Losses

As the Company has transitioned the loan portfolio to be more representative of a commercial bank, there is recognition of a potential for higher charge-off and nonperforming levels, but also a potential higher level of return for investors. In response, management has, over time, significantly increased the allowance for loan losses, tightened underwriting guidelines and procedures, adopted more conservative consumer loan charge-off and nonaccrual guidelines, rewritten the loan policy and developed an internal loan review function. As a result, the credit quality of the Company’s assets has continued to improve as management has assertively worked to enhance underwriting risk/return dynamics within the loan portfolio. Management believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk adjusted level of return within the loan portfolio.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $5.0 million, or 0.21% of total assets at June 30, 2004, compared to $7.3 million, or 0.34%, of total assets at December 31, 2003. The allowance for loan losses amounted to $19.7 million, or 1.29% of total loans and 426.0% of total nonperforming loans, respectively, at June 30, 2004, compared to 1.29% and 355.9%, respectively, at December 31, 2003. Table 2 sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 – Nonperforming Assets and Troubled Debt Restructurings (1)

(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Nonaccrual loans:
Commercial, financial and agricultural	$1,333	$1,838	$2,018
Mortgage	546	552	391
Loans to individuals	1,405	1,512	1,404

Total nonaccrual loans	3,284	3,902	3,813
Accruing loans 90 days or more past due	1,336	1,220	1,546

Total nonperforming loans (1)	4,620	5,122	5,359
Foreclosed property	338	2,134	2,109

Total nonperforming assets (1)	4,958	7,256	7,468
Performing troubled debt restructurings	—	—	—

Total nonperforming assets and troubled debt restructurings (1)	$4,958	$7,256	$7,468

Nonperforming loans to total loans (1)	0.30%	0.36%	0.40%
Nonperforming assets to total assets (1)	0.21%	0.34%	0.37%
Allowance for loan losses to nonperforming loans (1)	426.0%	355.9%	313.0%
Allowance for loan losses to total loans	1.29%	1.29%	1.26%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

The Company has shown continuing improvement in asset quality despite strong loan growth. The percentage of nonperforming assets to total loans decreased from 0.51% at the end of 2003 to 0.32% at June 30, 2004. Nonperforming asset balances decreased as well, by $2.3 million, or 31.7%, since the end of 2003. This decrease was primarily due to the sale of one commercial real estate property for $1.8 million during the first quarter of 2004. Nonperforming loans decreased $502,000, or 9.8%, during the first six months of the year. Net charge-offs for the second quarter of 2004 were $416,000, or 0.11% of average loans on an annualized basis, as compared to $835,000, or 0.25%, for the same quarter last year.

In determining the amount of the allowance for loan losses, management uses information from its portfolio management process, relationship managers and ongoing loan review efforts to stratify the loan portfolio into asset risk classifications and assigns a general or specific reserve allocation. The foundation for the allowance is a detailed review of the overall loan portfolio. The portfolio is segmented into homogenous pools (i.e., commercial, business banking, consumer, mortgage, indirect, and credit card), which are analyzed based on risk factors, current and historical performance and specific loan reviews (for significant loans). Consideration is given to the specific risk within these segments, the maturity of these segments (e.g., rapid growth versus fully seasoned), the Company’s strategy for each segment (e.g., growth versus maintain), and the historical loss rate for these segments both at the Company and its peers. Consideration is also given to the impact of a number of relevant external factors that influence components of the loan portfolio or the portfolio as a whole.

General reserve estimated loss percentages are based on the current and historical loss experience of each loan category, regulatory guidelines for losses, the status of past due payments, and management’s judgment of economic conditions and the related level of risk assumed. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation of loss exposure for each credit, given current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves. Additionally, an unallocated reserve for the total loan portfolio is established to address 1) the imprecision and estimation risk inherent in the calculations of general and specific reserves, and 2) management’s evaluation of various conditions that are not directly measured by any other component of the allowance. Such components would include current general economic conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio and the findings of internal credit examinations.

Based on the allowance determination process, the Company determines the potential risk of loss that exists in the portfolio today, even if not fully reflected in current credit statistics, such as nonperforming assets or nonperforming loans. In response to rapid growth and changes in the mix of the loan portfolio, the Company has increased its required allowance and feels that the allowance adequately reflects the current level of risk and incurred losses within the loan portfolio. Future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses. Because the allowance is based on assumptions and subjective judgments, it is not necessarily reflective of the charge-offs that may ultimately occur.

Table 3 presents the activity in the allowance for loan losses during the first six months of 2004.

Table 3 – Summary of Activity in the Allowance for Loan Losses

(dollars in thousands)	June 30, 2004
Balance, December 31, 2003	$18,230
Addition due to purchase transaction	586
Provision charged to operations	1,759
Loans charged off	(1,330)
Recoveries	438

Balance, end of period	$19,683

Other Assets

Included in this category are cash and due from banks, premises and equipment, goodwill and other assets. From December 31, 2003 to June 30, 2004, cash and due from banks decreased $2.5 million, or 5.1%, premises and equipment increased $4.7 million, or 14.8%, and goodwill and acquisition intangibles increased $5.9 million, or 9.4%, as a result of the Alliance acquisition.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of the year.

Deposits – Total end of period deposits increased $203.6 million, or 12.8%, to $1.8 billion at June 30, 2004, compared to $1.6 billion at December 31, 2003. Compared to June 30, 2003, deposits increased $266.4 million, or 17.5%. The following table sets forth the composition of the Company’s customer deposits at the dates indicated.

Table 4 – Customer Deposit Composition

	June 30, 2004		December 31, 2003		June 30, 2003
(dollars in thousands)	Deposits	Percent	Deposits	Percent	Deposits	Percent
Noninterest-bearing DDA	$216,111	12.0%	$189,786	11.9%	$190,212	12.5%
NOW accounts	535,615	29.9	449,938	28.3	336,951	22.1
Savings and money market accounts	410,427	22.9	350,295	22.1	357,103	23.4
Certificates of deposit	630,538	35.2	599,087	37.7	641,978	42.0

Total customer deposits	$1,792,691	100.0%	$1,589,106	100.0%	$1,526,244	100.0%

The growth in deposits for the first six months of 2004 was spread across all customer deposit groups and includes $61.8 million of deposits acquired from Alliance. From December 31, 2003 to June 30, 2004, noninterest-bearing checking accounts increased $26.3 million, or 13.9%, interest-bearing checking account deposits increased $85.7 million, or 19.0%, savings and money market accounts increased $60.1 million, or 17.2%, and certificate of deposit accounts increased $31.5 million, or 5.2%. Excluding the effect of the Alliance acquisition, noninterest-bearing checking accounts would have increased $14.4 million, or 7.6%, interest-bearing checking account deposits would have increased $75.3 million, or 16.7%, savings and money market accounts would have increased $32.3 million, or 9.2% and certificate of deposit accounts would have increased $19.8 million, or 3.3%.

Short-term Borrowings – Short-term borrowings increased $24.5 million, or 15.1%, to $187.1 million at June 30, 2004, compared to $162.6 million at December 31, 2003. The Company’s short-term borrowings at June 30, 2004 were comprised of $137.0 million in FHLB of Dallas advances with maturities of six months or less, $48.1 million of securities sold under agreements to repurchase and $2.0 million outstanding on a $15.0 million line of credit with a correspondent bank. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

Long-term Borrowings – Long-term borrowings decreased $791,000, or 0.5%, to $155.5 million at June 30, 2004, compared to $156.3 million at December 31, 2003. At June 30, 2004, the Company’s long-term borrowings were comprised of $134.9 million of fixed-rate advances from the FHLB of Dallas and $20.6 million in junior subordinated debt.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2004, shareholders’ equity totaled $204.3 million, an increase of $9.1 million, or 4.7%, compared to $195.2 million at December 31, 2003. The increase in shareholders’ equity for the first six months of the year was the result of the Company’s net income of $13.0 million, $1.3 million of common stock released by the Company’s ESOP trust, $479,000 of common stock earned by participants in the Company’s RRP trust, $3.4 million from the reissuance of treasury stock for stock options exercised, and $15.5 million for the issuance of common stock as a result of the purchase accounting transaction with Alliance. Such increases were partially offset by cash dividends declared on the Company’s common stock of $3.4 million, a $5.4 million decrease in other comprehensive income, and repurchases of $15.7 million of the Company’s common stock that were placed into treasury.

On June 25, 2004, the Company announced a new Stock Repurchase Program authorizing the repurchase of up to 175,000 common shares. During the quarter ended June 30, 2004, the Company repurchased a total of 217,267 shares of its Common Stock under publicly announced Stock Repurchase Programs. The following table details these purchases during the quarter.

Table 5 – Stock Repurchases

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
April 1-30, 2004	19,400	$57.49	19,400	196,800
May 1-31, 2004	137,867	$57.95	137,867	58,933
June 1-30, 2004	60,000	$56.93	60,000	173,933

Total	217,267	$57.63	217,267

No shares were repurchased during the quarter ended June 30, 2004, other than through publicly announced plans.

RESULTS OF OPERATIONS

Net income for the second quarter of 2004 totaled $6.5 million, compared to $6.0 million earned during the second quarter of 2003, an increase of $508,000, or 8.5%. For the six months ended June 30, 2004, the Company reported net income of $13.0 million, compared to $11.2 million earned during the same period of 2003, an increase of $1.8 million, or 15.9%.

Included in earnings are the results of operations of Acadiana from the acquisition date of February 28, 2003 forward and Alliance from the acquisition date of February 29, 2004 forward.

Net Interest Income– Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant analysis by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements.

Net interest income increased $1.1 million, or 6.2%, to $18.1 million for the three months ended June 30, 2004, compared to $17.1 million for the three months ended June 30, 2003. The increase was due to a $1.5 million, or 6.0%, increase in interest income, which was partially offset by a $431,000, or 5.6%, increase in interest expense. The increase in net interest income was the result of a $312.2 million, or 17.2%, increase in the average balance of earning assets, which was partially offset by a $298.6 million, or 18.8%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets declined 53 basis points during this period, while the rate on average interest-bearing liabilities declined only 21 basis points over the same period.

For the six months ended June 30, 2004, net interest income increased $3.1 million, or 9.4%, to $36.1 million, compared to $33.0 million for the first six months of 2003. The increase in net interest income was the result of a $358.7 million, or 21.2%, increase in the average balance of earning assets, which was partially offset by a $346.8 million, or 23.4%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets declined 59 basis points during this period, while the rate on average interest-bearing liabilities declined only 25 basis points over the same period.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.35% during the three months ended June 30, 2004, compared to 3.67% for the comparable period in 2003. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.53% during the three months ended June 30, 2004, compared to 3.90%, for the comparable period in 2003.

The improvement in net interest income for the both the three month and six month periods ended June 30, 2004, as compared to the same periods in 2003, was primarily the result of increased volumes. Although earnings improved through increased net interest income, the related net interest spread and margin ratios compressed. The Company has been generally affected by the overall low level of rates, which has resulted in a limited ability to reduce transaction deposit accounts rates further, while at the same time asset yields trended down due to competitive pressures.

On a longer-term basis, the Company is most impacted by the duration of the low rate environment and significant refinancing of its asset base during this period which has resulted in lower spreads. Additionally, the change in the balance sheet mix as a result of the recent Acadiana and Alliance acquisitions, as well as the subsequent purchase accounting adjustments marking these portfolios to current market yields, while positive to net interest income, lowered both the net interest spread and margin. More recently, deposit growth has primarily consisted of transaction based accounts with shorter repricing expectations. Asset growth in excess of deposit increases has been funded primarily with short-term liabilities. Currently, under traditional measures of interest rate gap positions, the Company is moderately liability sensitive and is considering alternatives to modify this position.

As of June 30, 2004, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 0.83% decrease in net interest income, while a 100 basis point decline in rates over the same period would approximate a 2.18% increase in net interest income from an unchanged rate environment. A similar 200 basis point rise in rates for the same period would approximate a 2.49% decrease in net interest income. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company will continue to monitor investment opportunities and weigh the associated risk/return. Volume increases in earning assets and improvements in the mix of earning assets and interest-bearing liabilities are expected to improve net interest income, but may negatively impact the net interest margin ratio. The Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. Through this instrument, interest rate risk is managed by hedging with an interest rate swap contract designed to pay fixed and receive floating interest.

Table 6 presents average balance sheets, net interest income and average interest rates for the three and six month periods ended June 30, 2004 and 2003.

Table 6 - Average Balances, Net Interest Income and Interest Yields / Rates

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2004			2003			2004			2003
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$388,565	$5,330	5.49%	$340,971	$5,352	6.28%	$387,211	$10,721	5.54%	$303,615	$9,742	6.42%
Commercial loans (TE) (2)	613,304	6,915	4.68	509,201	6,618	5.39	590,756	13,524	4.75	480,669	12,651	5.49
Consumer and other loans	493,491	8,003	6.52	461,292	8,343	7.25	483,435	15,937	6.63	442,386	16,306	7.43
Lease financing receivables	1,630	22	5.34	1,941	27	5.50	1,669	46	5.45	1,979	55	5.53

Total loans	1,496,990	20,270	5.50	1,313,405	20,340	6.28	1,463,071	40,228	5.58	1,228,649	38,754	6.42

Mortgage loans held for sale	9,375	129	5.50	18,796	253	5.38	10,434	260	4.98	13,579	371	5.46
Investment securities (TE)(2) (3)	579,011	5,617	4.12	432,070	3,891	3.91	541,370	10,751	4.23	409,535	7,791	4.11
Other earning assets	37,250	176	1.90	46,145	223	1.94	38,320	355	1.86	42,758	403	1.90

Total earning assets	2,122,626	26,192	5.06	1,810,416	24,707	5.59	2,053,195	51,594	5.15	1,694,521	47,319	5.74

Allowance for loan losses	(19,509)			(16,629)			(19,115)			(15,555)
Nonearning assets	226,529			190,971			221,449			170,538

Total assets	$2,329,646			$1,984,758			$2,255,529			$1,849,504

Interest-bearing liabilities:
Deposits:
NOW accounts	$524,380	1,317	1.01	$323,089	735	0.91	$500,915	2,452	0.98	$307,334	1,439	0.94
Savings and money market accounts	406,582	806	0.80	363,754	809	0.89	396,037	1,504	0.76	348,620	1,624	0.94
Certificates of deposit	632,096	3,768	2.40	648,435	4,124	2.55	623,467	7,293	2.35	586,633	7,697	2.65

Total interest-bearing deposits	1,563,058	5,891	1.52	1,335,278	5,668	1.70	1,520,419	11,249	1.49	1,242,587	10,760	1.75
Short-term borrowings	169,651	489	1.14	96,746	325	1.33	151,622	873	1.14	108,133	738	1.36
Long-term debt	155,710	1,693	4.30	157,807	1,649	4.13	155,907	3,387	4.30	130,464	2,843	4.33

Total interest-bearing liabilities	1,888,419	8,073	1.71	1,589,831	7,642	1.92	1,827,948	15,509	1.70	1,481,184	14,341	1.95

Noninterest-bearing demand deposits	208,417			183,952			199,243			175,200
Noninterest-bearing liabilities	22,793			24,744			20,974			21,914

Total liabilities	2,119,629			1,798,527			2,048,165			1,678,298
Shareholders’ equity	210,017			186,231			207,364			171,206

Total liabilities and shareholders’ equity	$2,329,646			$1,984,758			$2,255,529			$1,849,504

Net earning assets	$234,207			$220,585			$225,247			$213,337

Ratio of earning assets to interest-bearing liabilities	112.40%			113.87%			112.32%			114.40%

Net interest spread		$18,119	3.35%		$17,065	3.67%		$36,085	3.45%		$32,978	3.79%

Tax equivalent benefit			0.12%			0.14%			0.13%			0.15%

Net interest income (TE) / Net interest margin (TE) (2)		$18,801	3.53%		$17,712	3.90%		$37,449	3.64%		$34,207	4.04%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

As a result of continued improvement in asset quality, the Company lowered the loan loss provision during the quarter ended June 30, 2004 to $704,000 compared to $1.6 million for the same period in 2003. For the six months ended June 30, 2004, the provision for loan losses was $1.8 million compared to $3.1 million for the first six months of 2003. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.29% at June 30, 2004, compared to 1.26% at June 30, 2003, and 1.29% at December 31, 2003.

Noninterest Income – The Company’s total noninterest income was $5.8 million for the three months ended June 30, 2004, $171,000, or 2.9%, lower than the $6.0 million earned for the same period in 2003. The primary reasons for the decrease in noninterest income were a $527,000 decrease in gains on the sale of mortgage loans in the secondary market and a $126,000 decrease in the gain on sale of fixed assets. These gains were partially offset by a $323,000 increase in gains on the sale of investments, and a $146,000 increase in broker sales commissions.

For the six months ended June 30, 2004, total noninterest income increased $513,000, or 4.7%, from $10.9 million to $11.4 million compared to the six months ended June 30, 2003. The primary reasons for the increase in noninterest income were a $397,000 increase in service charges on deposit accounts, a $394,000 increase in gains on the sale of investments, and a $270,000 increase in broker sales commissions. These increases were partially offset by a $367,000 decrease in gains on the sale of mortgage loans in the secondary market and a $145,000 decrease in the gain on sale of fixed assets. Table 7 illustrates the changes in each significant component of noninterest income.

Table 7 – Noninterest Income

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2004	June 30, 2003	Percent Increase (Decrease)	June 30, 2004	June 30, 2003	Percent Increase (Decrease)
Service charges on deposit accounts	$3,043	$2,954	3.0%	$5,949	$5,552	7.2%
ATM/debit card fee income	519	504	3.0	951	932	2.0
Gain on sale of mortgage loans, net	605	1,132	(46.6)	1,467	1,834	(20.0)
Gain on sale of assets	32	158	(79.7)	42	187	(77.5)
Gain on sale of investments, net	329	6	5,383.3	472	78	505.1
Other income	1,297	1,242	4.4	2,500	2,285	9.4

Total noninterest income	$5,825	$5,996	(2.9)%	$11,381	$10,868	4.7%

Noninterest Expense – The Company’s total noninterest expense was $14.0 million for the three months ended June 30, 2004, $1.1 million, or 8.9%, higher than the $12.9 million incurred for the same period in 2003. Noninterest expense increased $2.6 million, or 10.7%, for the six months ended June 30, 2004, to $27.2 million, compared to $24.6 million for the six months ended June 30, 2003. Table 8 illustrates the changes in each significant component of noninterest expense.

Table 8 – Noninterest Expense

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2004	June 30, 2003	Percent Increase (Decrease)	June 30, 2004	June 30, 2003	Percent Increase (Decrease)
Salaries and employee benefits	$7,521	$6,718	12.0%	$14,634	$12,769	14.6%
Occupancy and equipment	1,713	1,627	5.3	3,414	3,058	11.6
Franchise and shares tax	718	556	29.1	1,418	1,052	34.8
Communication and delivery	709	699	1.4	1,363	1,400	(2.6)
Marketing and business development	359	282	27.3	810	575	40.9
Data processing	385	445	(13.5)	760	892	(14.8)
Printing, stationery and supplies	218	236	(7.6)	436	420	3.8
Amortization of acquisition intangibles	234	248	(5.6)	452	332	36.1
Other expenses	2,156	2,056	4.9	3,941	4,091	(3.7)

Total noninterest expense	$14,013	$12,867	8.9%	$27,228	$24,589	10.7%

The increase in noninterest expense for the three month period ending June 30, 2004 as compared to the same period in 2003, primarily relates to an $803,000 increase in salaries and employee benefits expense due to increased staffing associated with the Acadiana and Alliance acquisitions, several key hires and the rising cost associated with the increased market value of the Company’s common stock as it relates to the Company’s ESOP. Also included in this increase were higher one-time expenses associated with recruiting new talent of approximately $173,000 over the same period a year ago. Increases in other expense included $162,000 in franchise and share tax assessments, $86,000 in occupancy and equipment expense and $77,000 in marketing and business development expenses. Other net noninterest expenses increased by $92,000. These increases were partially offset by a decrease of $60,000 in data processing expense and $14,000 in amortization of acquisition intangibles.

For the six months ended June 30, 2004 as compared to the same period in the prior year, the increase in noninterest expense is due primarily to a $1.9 million increase in salaries and employee benefits and the result of increased staffing levels as stated above. Other increases included $356,000 in occupancy and equipment expense, $366,000 in the franchise and share tax assessments and $235,000 in marketing and business development expenses. Decreases included $132,000 in data processing expense and $37,000 in communication and delivery expense. Amortization of acquisition intangibles increased $120,000 in association with the Acadiana acquisition. Other net noninterest expenses decreased by $134,000.

Income Tax Expense – Income tax expense increased $99,000, or 3.7%, for the three months ended June 30, 2004 to $2.7 million, compared to $2.6 million for the three months ended June 30, 2003. The effective tax rates for the three months ended June 30, 2004 and 2003 were 29.7% and 30.6%, respectively. For the six months ended June 30, 2004, income tax expense increased $590,000, or 12.0%, to $5.5 million, compared to $4.9 million for the six months ended June 30, 2003. The effective tax rates for the six months ended June 30, 2004 and 2003 were 29.8% and 30.5%, respectively.

The increase in income tax expense was principally due to the increase in pre-tax earnings. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of municipal investments and nontaxable portion of bank owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2004 totaled $354.0 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2004, the Company had $266.1 million of outstanding advances from the FHLB of Dallas. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $70 million in the form of federal funds and other lines of credit. At June 30, 2004, the Company had $2.0 million outstanding on a $15.0 million line of credit with a correspondent bank. In addition, the Company has issued junior subordinated debt which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At June 30, 2004, the total approved loan commitments outstanding amounted to $35.0 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $290.6 million.

At June 30, 2004, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The Company’s actual levels and current requirements as of June 30, 2004 are detailed below:

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$160,878	7.12%	$90,438	4.00%
Tier 1 Risk-Based	$160,878	10.57%	$60,886	4.00%
Total Risk-Based	$179,916	11.82%	$121,773	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2004. Additional information required for this Item 3 is included herein under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Information regarding purchases of equity securities is included herein on page 15 under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item	3. Defaults Upon Senior Securities

Not Applicable

Item	4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 28, 2004.

1.	With respect to the election of four directors to serve three-year terms expiring in the year 2007 and until their successors are elected and qualified, the following are the number of shares voted for each nominee:

Nominees	For	Withheld
Elaine D. Abell	5,886,810	100,876
William H. Fenstermaker	5,803,930	183,756
Larrey G. Mouton	5,760,354	227,332
O. Miles Pollard	5,951,747	35,939

There were no abstentions or broker non-votes.

2.	With respect to the ratification of the appointment of Castaing, Hussey & Lolan, LLC as the Company’s independent auditors for the fiscal year ending December 31, 2004, the following are the number of shares voted:

For	Against	Abstain
5,861,176	112,654	13,856

There were no broker non-votes.

Item	5. Other Information

Not Applicable

Item	6. Exhibits and Reports on Form 8-K

(a) Exhibit Index.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1) Current Report on Form 8-K dated April 22, 2004, furnishing under Item 12, the announcement of the Company’s results of operations for the three months ended March 31, 2004.

(2) Current Report on Form 8-K dated April 26, 2004, furnishing under Item 9, presentation materials related to an investor conference held on April 26, 2004.

(3) Current Report on Form 8-K dated May 25, 2004, furnishing (i) under Item 5, the announcement of the Company’s declaration of a quarterly cash dividend of $0.26 per share; (ii) under Item 9, the announcement of the Company’s narrowing of its previously stated comfort range of $3.75 to $3.85 per share for 2004 fully diluted earnings per share (“EPS”) to an EPS comfort range of $3.75 to $3.80 per fully diluted share for 2004, and confirmation of the Company’s comfort with double-digit EPS growth for 2005; (iii) under Item 7, a copy of the press release dated May 25, 2004, with respect to the Company’s declaration of a quarterly cash download; and (iv) under Item 7, a copy of the press release dated May 25, 2004, with respect to the Company’s announced comfort range for fully diluted EPS.

(4) Current Report on Form 8-K dated June 25, 2004, furnishing (i) under Item 5, the announcement of the Company’s completion of its current stock repurchase program of 300,000 shares and authorization of a new stock repurchase program of up to 175,000 shares, and (ii) under Item 7 a copy of the press release dated June 25, 2004, announcing the stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: August 9, 2004	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Marilyn W. Burch
Marilyn W. Burch
Executive Vice President and Chief Financial Officer