Form 10-Q
period 2004-09-30
IBERIABANK CORP
filed 2004-11-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The registrant had 6,873,246 shares of common stock, $1.00 par value, which were issued and outstanding as of October 31, 2004.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)

	September 30, 2004	December 31, 2003	September 30, 2003
Assets
Cash and due from banks	$39,384	$48,849	$50,749
Interest-bearing deposits in banks	13,719	20,722	16,944

Total cash and cash equivalents	53,103	69,571	67,693
Securities available for sale, at fair value	540,425	426,130	408,526
Securities held to maturity, fair values of $43,051, $55,207, and $62,112, respectively	41,756	53,492	60,378
Mortgage loans held for sale	10,624	5,781	4,129
Loans, net of unearned income	1,599,609	1,412,349	1,397,946
Allowance for loan losses	(19,885)	(18,230)	(17,482)

Loans, net	1,579,724	1,394,119	1,380,464
Premises and equipment, net	37,595	31,992	28,947
Goodwill	64,731	59,523	60,683
Other assets	86,978	75,203	72,077

Total Assets	$2,414,936	$2,115,811	$2,082,897

Liabilities
Deposits:
Noninterest-bearing	$219,339	$189,786	$191,257
Interest-bearing	1,546,606	1,399,320	1,397,223

Total deposits	1,765,945	1,589,106	1,588,480
Short-term borrowings	214,139	162,590	119,273
Long-term debt	206,512	156,291	165,616
Other liabilities	14,788	12,655	20,764

Total Liabilities	2,201,384	1,920,642	1,894,133

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 8,649,777, 8,362,492, and 8,362,492 shares issued, respectively	8,650	8,362	8,362
Additional paid-in-capital	136,818	114,674	113,304
Retained earnings	134,636	119,967	115,301
Unearned compensation	(5,829)	(2,668)	(2,979)
Accumulated other comprehensive income	431	183	(1,343)
Treasury stock at cost - 1,772,117, 1,644,034, and 1,638,183 shares, respectively	(61,154)	(45,349)	(43,881)

Total Shareholders’ Equity	213,552	195,169	188,764

Total Liabilities and Shareholders’ Equity	$2,414,936	$2,115,811	$2,082,897

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and Dividend Income
Loans, including fees	$21,469	$20,212	$61,697	$58,966
Mortgage loans held for sale, including fees	101	341	361	712
Investment securities:
Taxable interest	5,623	2,691	15,089	9,336
Tax-exempt interest	636	660	1,921	1,806
Other	218	178	573	581

Total interest and dividend income	28,047	24,082	79,641	71,401

Interest Expense
Deposits	6,126	5,284	17,375	16,044
Short-term borrowings	802	293	1,675	1,031
Long-term debt	1,888	1,806	5,275	4,649

Total interest expense	8,816	7,383	24,325	21,724

Net interest income	19,231	16,699	55,316	49,677

Provision for loan losses	857	1,599	2,616	4,748

Net interest income after provision for loan losses	18,374	15,100	52,700	44,929

Noninterest Income
Service charges on deposit accounts	3,317	3,073	9,266	8,625
ATM/debit card fee income	523	448	1,474	1,380
Gain on sale of mortgage loans, net	592	1,499	2,059	3,333
Gain on sale of assets	9	18	51	205
Gain on sale of investments, net	7	189	479	267
Other income	1,409	1,287	3,909	3,572

Total noninterest income	5,857	6,514	17,238	17,382

Noninterest Expense
Salaries and employee benefits	7,923	6,799	22,557	19,568
Occupancy and equipment	1,720	1,653	5,134	4,711
Franchise and shares tax	714	553	2,132	1,605
Communication and delivery	730	735	2,093	2,135
Marketing and business development	333	215	1,143	790
Data processing	375	456	1,135	1,348
Printing, stationery and supplies	200	223	636	643
Amortization of acquisition intangibles	222	232	674	564
Other expenses	2,012	2,057	5,953	6,148

Total noninterest expense	14,229	12,923	41,457	37,512

Income before income tax expense	10,002	8,691	28,481	24,799

Income tax expense	2,966	2,614	8,467	7,525

Net Income	$7,036	$6,077	$20,014	$17,274

Earnings per share - basic	$1.05	$0.93	$2.98	$2.75

Earnings per share - diluted	$0.97	$0.86	$2.75	$2.54

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$7,381	$72,769	$102,390	$(2,690)	$712	$(40,964)	$139,598

Comprehensive income:
Net income			17,274				17,274
Change in unrealized gain on securities available for sale, net of deferred taxes					(2,049)		(2,049)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					(6)		(6)

Total comprehensive income							15,219
Cash dividends declared, $.66 per share			(4,363)				(4,363)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 125,459 shares		306				1,027	1,333
Common stock released by ESOP trust		1,249		358			1,607
Common stock earned by participants of recognition and retention plan trust, including tax benefit		140		417			557
Common stock issued for recognition and retention plan		613		(1,064)		451	—
Common stock issued for acquisition	981	38,227					39,208
Treasury stock acquired at cost, 95,800 shares						(4,395)	(4,395)

Balance, September 30, 2003	$8,362	$113,304	$115,301	$(2,979)	$(1,343)	$(43,881)	$188,764

Balance, December 31, 2003	$8,362	$114,674	$119,967	$(2,668)	$183	$(45,349)	$195,169

Comprehensive income:
Net income			20,014				20,014
Change in unrealized gain on securities available for sale, net of deferred taxes					155		155
Change in fair value of derivatives used for cash flow hedges, net of tax effect					93		93

Total comprehensive income							20,262
Cash dividends declared, $.78 per share			(5,345)				(5,345)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 124,284 shares		2,093				1,734	3,827
Common stock released by ESOP trust		1,587		330			1,917
Common stock earned by participants of recognition and retention plan trust, including tax benefit		291		493			784
Common stock issued for recognition and retention plan		2,965		(3,984)		1,019	—
Common stock issued for acquisition	288	15,208					15,496
Treasury stock acquired at cost, 321,467 shares						(18,558)	(18,558)

Balance, September 30, 2004	$8,650	$136,818	$134,636	$(5,829)	$431	$(61,154)	$213,552

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$20,014	$17,274

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,258	3,960
Provision for loan losses	2,616	4,748
Noncash compensation expense	2,447	1,958
Gain on sale of assets	(51)	(235)
Gain on sale of investments	(479)	(267)
Amortization of premium/discount on investments	2,275	4,747
Net change in loans held for sale	(4,843)	8,127
Other operating activities, net	(4,615)	(2,647)

Net Cash Provided by Operating Activities	20,622	37,665

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	26,757	100,451
Proceeds from maturities, prepayments and calls of securities available for sale	109,031	124,585
Purchases of securities available for sale	(240,356)	(290,159)
Proceeds from sales of securities held to maturity	227	—
Proceeds from maturities, prepayments and calls of securities held to maturity	11,317	20,775
Purchases of securities held to maturity	—	(5,147)
Proceeds from sale of loans	—	26,913
Increase in loans receivable, net	(138,008)	(193,245)
Proceeds from sale of premises and equipment	104	593
Purchases of premises and equipment	(6,758)	(4,441)
Proceeds from disposition of real estate owned	2,863	1,584
Cash received in excess of cash paid in acquisition	4,320	21,287
Other investing activities, net	(3,496)	(3,883)

Net Cash Used in Investing Activities	(233,999)	(200,687)

Cash Flows from Financing Activities
Increase in deposits	115,611	136,277
Net change in short-term borrowings	51,549	21,143
Proceeds from long-term debt	51,100	30,000
Repayments of long-term debt	(326)	(13,549)
Dividends paid to shareholders	(4,792)	(3,678)
Proceeds from sale of treasury stock for stock options exercised	2,325	1,333
Costs of issuance of common stock in acquisition	—	(191)
Payments to repurchase common stock	(18,558)	(4,395)

Net Cash Provided by Financing Activities	196,909	166,940

Net (Decrease) Increase In Cash and Cash Equivalents	(16,468)	3,918
Cash and Cash Equivalents at Beginning of Period	69,571	63,775

Cash and Cash Equivalents at End of Period	$53,103	$67,693

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$1,470	$1,284

Common stock issued in acquisition	$15,496	$38,586

Exercise of stock options with payment in company stock	$45	$681

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$24,018	$22,596

Income taxes, net	$4,350	$6,580

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiary, IBERIABANK (the “Bank”), as well as all of the Bank’s subsidiaries, Iberia Financial Services, LLC, Acadiana Holdings, LLC, Jefferson Insurance Corporation, Finesco, LLC and IBERIABANK Insurance Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Through the Bank, the Company offers commercial and retail products and services to customers throughout the state, including south central Louisiana, north Louisiana, Baton Rouge and the greater New Orleans area.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Earnings Per Share

For the three months ended September 30, 2004, basic earnings per share were based on 6,688,470 weighted average shares outstanding and diluted earnings per share were based on 7,231,401 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 26,305; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 172,937; and (c) the weighted average shares purchased in Treasury Stock of 1,762,065.

For the nine months ended September 30, 2004, basic earnings per share were based on 6,706,293 weighted average shares outstanding and diluted earnings per share were based on 7,271,734 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 37,245; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 155,062; and (c) the weighted average shares purchased in Treasury Stock of 1,688,268.

Note 3 – Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Financial Accounting Standard (“FAS”) 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be recognized as a cost in the income statement. The fair value of the award would be measured at grant date, as is currently being done for disclosure purposes under FAS 123. The proposed Statement would be effective for interim periods beginning after June 15, 2005. Existing options at the date of adoption would be accounted for under the modified prospective method, whereby all outstanding options would be expensed beginning with the date of adoption. Retroactive restatement will be permitted, but will not be required.

The Company is in the process of evaluating its executive and manager level compensation programs, and is evaluating the effectiveness of stock options as a continuing form of compensation, including the appropriateness of the existing option valuation models. Compensation programs include, but are not limited to, restricted stock and stock option grants, the ESOP, the 401(k) Plan and other benefits provided by the Company. The Company is also evaluating the transition alternatives available at adoption.

In March 2004, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”. SAB 105 requires registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options. SAB 105 did not have a material effect on the Company’s financial statements.

Note 4 – Compensation Cost for Stock-based Incentives

In October 1995, the FASB issued FAS 123, which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company uses the intrinsic value method under APB Opinion 25 to account for stock options granted.

Applying FAS 123 would result in pro forma net income and earnings per share amounts as follows:

(dollars in thousands, except share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited)	2004	2003	2004	2003
Net Income:
As reported	$7,036	$6,077	$20,014	$17,274
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(356)	(238)	(966)	(854)

Pro forma	$6,680	$5,839	$19,048	$16,420

Earnings per share:
As reported - basic	$1.05	$0.93	$2.98	$2.75
Diluted	$0.97	$0.86	$2.75	$2.54

Pro forma - basic	$1.00	$0.90	$2.84	$2.62
diluted	$0.93	$0.83	$2.64	$2.44

Note 5 – Pro Forma Statements of Acquisition

The Company completed the acquisition of Alliance Bank of Baton Rouge (“Alliance”) on February 29, 2004. This acquisition expanded the Company’s presence into Baton Rouge, Louisiana.

The consolidated statements of income include the results of operations for Alliance from the acquisition date. The transaction resulted in $5.2 million of goodwill and $1.2 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is amortized over the estimated useful life of seven years using the straight line method.

In the acquisition, shareholders of Alliance received 287,285 shares of the Company’s common stock valued at $15.5 million. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands) (unaudited)	Amount
Cash and due from banks	$4,320
Investment securities	11,218
Loans, net	53,125
Premises and equipment, net	1,125
Goodwill	5,208
Core deposit and other intangibles	1,200
Other assets	1,970
Deposits	(61,772)
Other liabilities	(898)

Total purchase price	$15,496

The results of operations of the Company subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following pro forma information for the nine month periods ended September 30, 2004 and September 30, 2003 reflect the Company’s estimated consolidated results of operations as if the acquisition of Alliance occurred at January 1 of the respective periods, unadjusted for potential cost savings.

	Pro Forma Combined For the Nine Months Ended
(dollars in thousands, except share amounts) (unaudited)	September 30, 2004	September 30, 2003
Interest and dividend income	$80,147	$73,708

Interest expense	24,423	22,186

Net interest income	55,724	51,522

Provision for loan losses	2,627	4,795

Net interest income after provision for loan losses	53,097	46,727

Noninterest income	17,367	17,760

Noninterest expense	42,018	39,289

Income before income taxes	28,446	25,198

Income tax expense	8,474	7,640

Net income	$19,972	$17,558

Earnings per share – basic	$2.95	$2.67

Earnings per share – diluted	$2.72	$2.48

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

THIRD QUARTER OVERVIEW

During the third quarter of 2004, the Company earned $7.0 million, or $0.97 per share, on a diluted basis. This represents a 13.3% increase over the $0.86 per diluted share, or $6.1 million, earned for the third quarter of 2003. Net income for the nine months ended September 30, 2004 totaled $20.0 million, up 15.9%, compared to the first nine months of 2003. Quarterly and year to date comparatives are influenced, in part, by the acquisition of Alliance on February 29, 2004. Year to date comparisons between 2004 and 2003 are also influenced by the acquisition of Acadiana Bancshares, Inc. (“Acadiana”) on February 28, 2003. The key components of the Company’s performance are summarized below.

•	Total assets at September 30, 2004 were $2.4 billion, up $299.1 million, or 14.1%, from $2.1 billion at December 31, 2003. Shareholders’ equity increased by $18.4 million, or 9.4%, from $195.2 million at December 31, 2003 to $213.6 million at September 30, 2004.

•	Total loans at September 30, 2004 were $1.6 billion, an increase of $187.3 million, or 13.3%, from $1.4 billion at December 31, 2003. The increase from year end 2003 is reflective of internally generated growth of $133.6 million and the $53.7 million loan base obtained through the Alliance acquisition.

•	Total customer deposits increased $176.8 million, or 11.1%, from $1.6 billion at December 31, 2003 to $1.8 billion at September 30, 2004. The increase from year end 2003 is reflective of strong organic growth amounting to $115.0 million, as well as $61.8 million in customer deposits obtained through the Alliance acquisition.

•	Net interest income increased $2.5 million, or 15.2%, for the three months ended September 30, 2004, compared to the same period of 2003. For the nine months ended September 30, 2004, net interest income increased $5.6 million, or 11.4%, compared to the same period of 2003. These increases are largely attributable to increased volume. The corresponding net interest margin ratio on a tax-equivalent basis declined to 3.58% from 3.68% for the quarters ended September 30, 2004 and 2003, respectively, primarily due to market rate declines over the related periods. The impact on earning asset yields was more significant than on funding sources. Additionally, the Acadiana and Alliance acquisitions resulted in increased net interest income, but a reduction of the margin as a result of marking the acquired asset and liability mixes to current yields.

•	Noninterest income declined $657,000, or 10.1%, for the third quarter of 2004 as compared to the same period of 2003. The decline was mainly driven by decreased gains on the sale of mortgage loans and investment securities. This decline was partially offset by increased service charge revenues on deposit accounts and other revenue enhancement initiatives. For the nine months ended September 30, 2004, noninterest income decreased $144,000, or 8%, compared to the same period of 2003.

•	Noninterest expense increased by $1.3 million, or 10.1%, for the quarter ended September 30, 2004, as compared to the same quarter last year. For the nine months ended September 30, 2004, noninterest expense increased $3.9 million, or 10.5%, compared to the same period of 2003. These increases were primarily due to an increase in compensation expense as a result of additional staff related to the Acadiana and Alliance acquisitions, as well as several strategic hires over the past 15 months.

•	The Company provided $857,000 for possible loan losses during the third quarter of 2004, compared to $1.6 million for the third quarter of 2003. A total of $2.6 million for possible loan losses was recorded for the nine months ended September 30, 2004, compared to $4.7 million for the same period of 2003. The Company has been able to reduce the provision for loan losses due to continued improvement in credit quality. As of September 30, 2004, the allowance for loan losses as a percent of total loans was 1.24%, compared to 1.25% at September 30, 2003. Net charge-offs for the third quarter of 2004 were $655,000, or 0.17%, of average loans on an annualized basis, compared to $890,000, or 0.26%, a year earlier. The coverage of net charge-offs by the provision for loan losses was 1.31 times for the third quarter of 2004 and 1.80 times for the third quarter of 2003. The coverage of nonperforming assets by the allowance for loan losses was 3.20 times at the end of the third quarter of 2004, as compared to 2.53 times at September 30, 2003.

•	In September 2004, the Company announced a definitive merger agreement with American Horizons Bancorp, Inc (“American Horizons”) of Monroe, Louisiana. The transaction is expected to be consummated during the first quarter of 2005, subject to regulatory and American Horizons shareholder approvals. Upon completion of the merger and operating system conversion, American Horizons branches will operate under the IBERIABANK name. At June 30, 2004, American Horizons had total assets of $265 million, loans of $210 million, deposits of $195 million and shareholders’ equity of $22 million.

•	In September 2004, the Company announced the closing of its third trust preferred securities offering totaling $10 million. The trust preferred securities were issued by a newly established subsidiary of the Company, IBERIABANK Statutory Trust III, a Delaware statutory business trust. The trust preferred securities are expected to qualify as Tier I capital for regulatory purposes.

•	In September 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share, a 17% increase compared to the same quarter of 2003 and an 8% increase compared to the second quarter of 2004.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.2 billion during the quarter ended September 30, 2004, a $338.0 million, or 18.0%, increase compared to $1.9 billion during the quarter ended September 30, 2003. This is primarily the result of strong organic growth, coupled with the Alliance acquisition. For the nine months ended September 30, 2004, average earning assets amounted to $2.1 billion, an increase of $351.3 million, or 20.0%, from the same period of 2003, and an increase of $309.1 million, or 17.2%, from the year ended December 31, 2003.

Loans and Leases –The loan portfolio increased $187.3 million, or 13.3%, during the first nine months of 2004. Compared to September 30, 2003, the loan portfolio has increased $201.7 million, or 14.4%. The Company’s loan to deposit ratio at September 30, 2004, December 31, 2003 and September 30, 2003 was

90.6%, 88.9% and 88.0%, respectively. The percentage of fixed rate loans within the total loan portfolio has decreased slightly from 69% at the end of 2003 to 66% as of September 30, 2004. Table 1 sets forth the composition of the Company’s loan portfolio as of the dates indicated.

Table 1 – Loan Portfolio Composition

	September 30, 2004		December 31, 2003		September 30, 2003
(dollars in thousands)	Loans	Percent	Loans	Percent	Loans	Percent
Residential mortgage loans:

Residential 1-4 family	$379,716	23.7%	$338,965	24.0%	$341,243	24.4%
Construction	34,912	2.2	50,295	3.6	39,846	2.9

Total residential mortgage loans	414,628	25.9	389,260	27.6	381,089	27.3

Commercial loans:
Real estate	397,710	24.9	352,031	24.9	342,949	24.5
Business	275,390	17.2	199,275	14.1	198,925	14.2
Commercial leases	1,505	0.1	1,745	0.1	1,823	0.1

Total commercial loans and leases	674,605	42.2	553,051	39.1	543,697	38.8

Consumer loans:
Indirect automobile	228,829	14.3	229,636	16.3	233,675	16.7
Home equity	211,088	13.2	174,740	12.4	171,327	12.3
Other	70,459	4.4	65,662	4.6	68,158	4.9

Total consumer loans	510,376	31.9	470,038	33.3	473,160	33.9

Total loans receivable	$1,599,609	100.0%	$1,412,349	100.0%	$1,397,946	100.0%

Total commercial loans and leases increased 22.0% and 24.1% compared to December 31, 2003 and September 30, 2003, respectively. Commercial real estate loans increased $45.7 million, or 13.0%, and $54.8 million, or 16.0%, compared to December 31, 2003 and September 30, 2003, respectively. Commercial business loans increased $76.1 million, or 38.2%, and $76.5 million, or 38.4%, compared to December 31, 2003 and September 30, 2003, respectively. Growth in the commercial loan segment came from traditional commercial, private banking and institutional sectors with no one customer representing a disproportionate percentage of the increase. The Company acquired $20.1 million in commercial loans as a result of the Alliance acquisition.

Total consumer loans increased 8.6% and 7.9% compared to December 31, 2003 and September 30, 2003, respectively. Home equity loans have driven consumer loan growth, increasing $36.3 million, or 20.8%, and $39.8 million, or 23.2%, compared to December 31, 2003 and September 30, 2003, respectively. The Company acquired $33.6 million in consumer loans as a result of the Alliance acquisition.

Residential mortgage loans increased $25.4 million, or 6.5%, from December 31, 2003 to September 30, 2004. The Company continues to sell the majority of conforming mortgage loan originations and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. Growth in residential mortgage loans is primarily related to credit extended to high net worth individuals through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to further relationships.

In addition to the entrance into the Baton Rouge market through the Alliance acquisition, the Company also opened new branches in Shreveport and New Orleans, Louisiana, and three loan production offices (“LPOs”) in Alexandria, Houma and Mandeville, Louisiana during 2004. The opening of the Shreveport branch has allowed the Company to take advantage of lending opportunities in Northwest Louisiana and other surrounding markets. The New Orleans addition is helping the Company strengthen and expand key private banking relationships in New Orleans. The LPOs expand the Company’s ability to provide mortgage loan and other products to markets previously not heavily served by the Company. Through September 30, 2004, performance in the Company’s new markets has met or exceeded management’s expectations.

Investment Securities – The Company’s investment securities available for sale increased $114.3 million, or 26.8%, to $540.4 million at September 30, 2004, compared to $426.1 million at December 31, 2003. The increase was due to securities of $11.2 million obtained through the acquisition of Alliance, purchases of securities totaling $240.4 million, and a $238,000 increase in the market value of the portfolio, which were partially offset by sales of securities totaling $26.8 million and principal amortizations, maturities and calls totaling $109.0 million. Securities available for sale consist primarily of mortgage-backed securities.

The Company’s investment securities held to maturity decreased $11.7 million, or 21.9%, to $41.8 million at September 30, 2004, compared to $53.5 million at December 31, 2003. This decrease was primarily due to principal amortizations, maturities and calls. In June 2004, the Company sold three mortgage-backed securities out of the held to maturity portfolio resulting in an $11,000 loss. The securities had an amortized cost totaling $238,000. The sales were accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The held to maturity securities, which had paid down over 90%, were sold to take advantage of other investment opportunities. Securities held to maturity consist primarily of mortgage-backed securities and obligations of state and political subdivisions.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of September 30, 2004, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $7.0 million, or 33.8%, to $13.7 million at September 30, 2004, compared to $20.7 million at December 31, 2003.

Mortgage Loans Held for Sale – Loans held for sale increased $4.8 million or 83.8%, to $10.6 million at September 30, 2004, compared to $5.8 million at December 31, 2003. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Asset Quality and Allowance for Loan Losses

Over time, the loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is recognition of the potential for a higher level of return for investors, but also of the potential for higher charge-off and nonperforming levels. In recognition of this, management has tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewritten the loan policy, developed an internal loan review function and significantly increased the allowance for loan losses. As a result, the credit quality of the Company’s assets has continued to improve as management assertively works to enhance underwriting risk/return dynamics within the loan portfolio. Management believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk adjusted level of return within the loan portfolio.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $6.2 million, or 0.26% of total assets at September 30, 2004, compared to $7.3 million, or 0.34% of total assets at December 31, 2003. The allowance for loan losses amounted to $19.9 million, or 1.24% of total loans and 368.4% of total nonperforming loans, respectively, at September 30, 2004, compared to 1.29% and 355.9%, respectively, at December 31, 2003. Table 2 sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 – Nonperforming Assets and Troubled Debt Restructurings (1)

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Nonaccrual loans:
Commercial, financial and agricultural	$2,007	$1,838	$1,767
Mortgage	597	552	631
Loans to individuals	1,654	1,512	1,658

Total nonaccrual loans	4,258	3,902	4,056
Accruing loans 90 days or more past due	1,139	1,220	892

Total nonperforming loans (1)	5,397	5,122	4,948
Foreclosed property	817	2,134	1,962

Total nonperforming assets (1)	6,214	7,256	6,910
Performing troubled debt restructurings	—	—	—

Total nonperforming assets and troubled debt restructurings (1)	$6,214	$7,256	$6,910

Nonperforming loans to total loans (1)	0.34%	0.36%	0.35%
Nonperforming assets to total assets (1)	0.26%	0.34%	0.33%
Allowance for loan losses to nonperforming loans (1)	368.4%	355.9%	353.3%
Allowance for loan losses to total loans	1.24%	1.29%	1.25%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Asset quality continues to be strong even with continued loan growth. The percentage of nonperforming assets to total loans decreased from 0.51% at the end of 2003 to 0.39% at September 30, 2004. Nonperforming asset balances decreased as well, by $1.0 million, or 14.4%, since the end of 2003. This decrease was primarily due to the sale of one commercial real estate property for $1.8 million during the first quarter of 2004. Nonperforming loans increased $275,000, or 5.4%, during the first nine months of the year. Net charge-offs for the third quarter of 2004 were $655,000, or 0.17% of average loans on an annualized basis, as compared to $890,000, or 0.26%, for the same quarter last year.

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

General reserve estimated loss percentages are based on the current and historical loss experience of each loan category, regulatory guidelines for losses, the status of past due payments, and management’s judgment of economic conditions and the related level of risk assumed. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation of loss exposure for each credit, given current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves. Additionally, an unallocated reserve for the total loan portfolio is established to address the imprecision and estimation risk inherent in the calculations of general and specific reserves, and management’s evaluation of various conditions that are not directly measured by any other component of the allowance. Such components would include current general economic conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio and the findings of internal credit examinations.

Based on the allowance determination process, the Company determines the current potential risk of loss that exists in the portfolio, even if not fully reflected in current credit statistics, such as nonperforming assets or nonperforming loans. In response to rapid growth and changes in the mix of the loan portfolio, the Company has increased its required allowance and feels that the allowance adequately reflects the current level of risk and incurred losses within the loan portfolio. Future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses. Because the allowance is based on assumptions and subjective judgments, it is not necessarily reflective of the charge-offs that may ultimately occur.

Table 3 presents the activity in the allowance for loan losses during the first nine months of 2004.

Table 3 – Summary of Activity in the Allowance for Loan Losses

(dollars in thousands)	September 30, 2004
Balance, December 31, 2003	$18,230
Addition due to purchase transaction	586
Provision charged to operations	2,616
Loans charged off	(2,564)
Recoveries	1,017

Balance, end of period	$19,885

Other Assets

Included in this category are cash and due from banks, premises and equipment, goodwill and other assets. From December 31, 2003 to September 30, 2004, cash and due from banks decreased $9.5 million, or 19.4%, premises and equipment increased $5.6 million, or 17.5%, due to branch expansion and infrastructure improvements and goodwill increased $5.2 million, or 8.7%, as a result of the Alliance acquisition.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of the year.

Deposits – Total end of period deposits increased $176.8 million, or 11.1%, to $1.8 billion at September 30, 2004, compared to $1.6 billion at December 31, 2003. Compared to September 30, 2003, deposits increased $177.5 million, or 11.2%. Table 4 sets forth the composition of the Company’s deposits at the dates indicated.

Table 4 –Deposit Composition

	September 30, 2004		December 31, 2003		September 30, 2003
(dollars in thousands)	Deposits	Percent	Deposits	Percent	Deposits	Percent
Noninterest-bearing DDA	$219,339	12.4%	$189,786	11.9%	$191,257	12.0%
NOW accounts	514,189	29.1	449,938	28.3	420,581	26.5
Savings and money market accounts	411,606	23.3	350,295	22.1	362,737	22.8
Certificates of deposit	620,811	35.2	599,087	37.7	613,905	38.7

Total deposits	$1,765,945	100.0%	$1,589,106	100.0%	$1,588,480	100.0%

The growth in deposits for the first nine months of 2004 was spread across all customer deposit groups and includes $61.8 million of deposits assumed in the Alliance transaction. From December 31, 2003 to September 30, 2004, noninterest-bearing checking accounts increased $29.6 million, or 15.6%, interest-bearing checking account deposits increased $64.2 million, or 14.3%, savings and money market accounts increased $61.3 million, or 17.5%, and certificate of deposit accounts increased $21.7 million, or 3.6%. Excluding the effect of the Alliance acquisition, noninterest-bearing checking accounts would have increased $17.6 million, or 9.3%, interest-bearing checking account deposits would have increased $53.9 million, or 12.0%, savings and money market accounts would have increased $33.4 million, or 9.5% and certificate of deposit accounts would have increased $10.1 million, or 1.7%.

Short-term Borrowings – Short-term borrowings increased $51.5 million, or 31.7%, to $214.1 million at September 30, 2004, compared to $162.6 million at December 31, 2003. The Company’s short-term borrowings at September 30, 2004 were comprised of $165.0 million in FHLB of Dallas advances with maturities of three months or less and $49.1 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

Long-term Borrowings – Long-term borrowings increased $50.2 million, or 32.1%, to $206.5 million at September 30, 2004, compared to $156.3 million at December 31, 2003. At September 30, 2004, the Company’s long-term borrowings were comprised of $175.6 million of fixed-rate advances from the FHLB of Dallas and $30.9 million in junior subordinated debt.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2004, shareholders’ equity totaled $213.6 million, an increase of $18.4 million, or 9.4%, compared to $195.2 million at December 31, 2003. The increase in shareholders’ equity for the first nine months of the year was the result of the Company’s net income of $20.0 million, $1.9 million of common stock released by the Company’s ESOP trust, $784,000 of common stock earned by participants in the Company’s RRP trust, $3.8 million from the reissuance of treasury stock for stock options exercised, $15.5 million for the issuance of common stock as a result of the purchase accounting transaction with Alliance, and a $248,000 increase in other comprehensive income. Such increases were partially offset by cash dividends declared on the Company’s common stock of $5.3 million and repurchases of $18.6 million of the Company’s common stock that were placed into treasury.

On June 25, 2004, the Company announced a new Stock Repurchase Program authorizing the repurchase of up to 175,000 common shares. During the quarter ended September 30, 2004, the Company repurchased a total of 52,100 shares of its Common Stock under publicly announced Stock Repurchase Programs. Table 5 details these purchases during the quarter.

Table 5 – Stock Repurchases

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
July 1-31, 2004	6,000	$56.55	6,000	167,933
August 1-31, 2004	46,100	$54.87	46,100	121,833
September 1-30, 2004	—	—	—	121,833

Total	52,100	$55.06	52,100

No shares were repurchased during the quarter ended September 30, 2004, other than through publicly announced plans.

RESULTS OF OPERATIONS

Net income for the third quarter of 2004 totaled $7.0 million, compared to $6.1 million earned during the third quarter of 2003, an increase of $959,000, or 15.8%. For the nine months ended September 30, 2004, the Company reported net income of $20.0 million, compared to $17.3 million earned during the same period of 2003, an increase of $2.7 million, or 15.9%.

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

Net interest income increased $2.5 million, or 15.2%, to $19.2 million for the three months ended September 30, 2004, compared to $16.7 million for the three months ended September 30, 2003. The increase was due to a $4.0 million, or 16.5%, increase in interest income, which was partially offset by a $1.4 million, or 19.4%, increase in interest expense. The increase in net interest income was the result of a $338.0 million, or 18.0%, increase in the average balance of earning assets, which was partially offset by a $313.2 million, or 19.0%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets declined 8 basis points during this period, while the rate on average interest-bearing liabilities increased 1 basis point over the same period.

For the nine months ended September 30, 2004, net interest income increased $5.6 million, or 11.4%, to $55.3 million, compared to $49.7 million for the first nine months of 2003. The increase in net interest income was the result of a $351.3 million, or 20.0%, increase in the average balance of earning assets, which was partially offset by a $335.6 million, or 21.9%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets declined 41 basis points during this period, while the rate on average interest-bearing liabilities declined only 15 basis points over the same period.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.38% during the three months ended September 30, 2004, compared to 3.47% for the comparable period in 2003. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.58% during the three months ended September 30, 2004, compared to 3.68%, for the comparable period in 2003.

The improvement in net interest income for both the three month and nine month periods ended September 30, 2004, as compared to the same periods in 2003, was primarily the result of increased volumes. Although earnings improved through increased net interest income, the related net interest spread and margin ratios compressed. The Company has been generally affected by the overall low level of rates, which has resulted in a limited ability to reduce transaction deposit accounts rates further, while at the same time asset yields trended down due to competitive pressures.

On a longer-term basis, the Company is most impacted by the duration of the low rate environment and significant refinancing of its asset base during this period which has resulted in lower spreads. Additionally, the change in the balance sheet mix as a result of the recent Acadiana and Alliance acquisitions, as well as the subsequent purchase accounting adjustments marking these portfolios to current market yields, while positive to net interest income, lowered both the net interest spread and margin. More recently, deposit growth has primarily consisted of transaction based accounts with shorter repricing expectations. Asset growth in excess of deposit increases has been funded primarily with short-term liabilities. Currently, under traditional measures of interest rate gap positions, the Company is moderately liability sensitive and will be impacted by the flattening of the yield curve if short-term rates rise and longer-term rates do not move upward at the same pace. The Company is currently taking steps to modify this position.

As of September 30, 2004, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 0.50% decrease in net interest income, while a 100 basis point decline in rates over the same period would approximate a 1.70% increase in net interest income from an unchanged rate environment. A similar 200 basis point rise in rates for the same period would approximate a 1.88% decrease in net interest income. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

Table 6 presents average balance sheets, net interest income and average interest rates for the three and nine month periods ended September 30, 2004 and 2003.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2004			2003			2004			2003
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$405,511	$5,506	5.43%	$368,491	$5,407	5.87%	$393,356	$16,227	5.50%	$325,478	$15,149	6.21%
Commercial loans (TE)(2)	654,772	7,749	4.86	528,149	6,565	5.11	612,251	21,273	4.79	496,829	19,216	5.35
Consumer and other loans	504,839	8,192	6.46	470,963	8,214	6.92	490,621	24,129	6.57	452,017	24,520	7.25
Lease financing receivables	1,550	22	5.55	1,865	26	5.41	1,629	68	5.48	1,940	81	5.48

Total loans	1,566,672	21,469	5.52	1,369,468	20,212	5.94	1,497,857	61,697	5.56	1,276,264	58,966	6.24
Mortgage loans held for sale	8,488	101	4.76	23,034	341	5.92	9,781	361	4.92	16,765	712	5.66
Investment securities (TE)(2) (3)	600,659	6,259	4.40	445,602	3,351	3.33	561,277	17,010	4.29	421,689	11,142	3.83
Other earning assets	36,351	218	2.39	36,099	178	1.96	37,658	573	2.03	40,514	581	1.92

Total earning assets	2,212,170	28,047	5.16	1,874,203	24,082	5.24	2,106,573	79,641	5.15	1,755,232	71,401	5.56

Allowance for loan losses	(19,721)			(17,097)			(19,318)			(16,074)
Nonearning assets	202,923			192,982			215,228			176,613

Total assets	$2,395,372			$2,050,088			$2,302,483			$1,915,771

Interest-bearing liabilities:
Deposits:
NOW accounts	$516,417	1,490	1.15	$389,478	857	0.87	$506,120	3,942	1.04	$335,016	2,296	0.92
Savings and money market accounts	413,115	803	0.77	362,865	665	0.73	401,771	2,307	0.77	353,421	2,289	0.87
Certificates of deposit	626,960	3,833	2.43	628,419	3,762	2.37	624,640	11,126	2.38	600,714	11,459	2.55

Total interest-bearing deposits	1,556,492	6,126	1.57	1,380,762	5,284	1.52	1,532,531	17,375	1.51	1,289,151	16,044	1.66
Short-term borrowings	227,549	802	1.38	99,263	293	1.15	177,116	1,675	1.24	105,144	1,031	1.29
Long-term debt	175,032	1,888	4.22	165,840	1,806	4.26	162,328	5,275	4.27	142,035	4,649	4.32

Total interest-bearing liabilities	1,959,073	8,816	1.78	1,645,865	7,383	1.77	1,871,975	24,325	1.73	1,536,330	21,724	1.88

Noninterest-bearing demand deposits	212,931			193,449			203,839			181,470
Noninterest-bearing liabilities	13,507			23,158			18,467			21,561

Total liabilities	2,185,511			1,862,472			2,094,281			1,739,361
Shareholders’ equity	209,861			187,616			208,202			176,410

Total liabilities and shareholders’ equity	$2,395,372			$2,050,088			$2,302,483			$1,915,771

Net earning assets	$253,097			$228,338			$234,598			$218,902

Ratio of earning assets to interest-bearing liabilities	112.92%			113.87%			112.53%			114.25%

Net interest spread		$19,231	3.38%		$16,699	3.47%		$55,316	3.42%		$49,677	3.68%

Tax equivalent benefit			0.12%			0.14%			0.13%			0.15%

Net interest income (TE) / Net interest margin (TE) (2)		$19,950	3.58%		$17,383	3.68%		$57,398	3.62%		$51,590	3.91%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses– Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

As a result of continued improvement in asset quality, the Company lowered the loan loss provision during the quarter ended September 30, 2004 to $857,000 compared to $1.6 million for the same period in 2003. For the nine months ended September 30, 2004, the provision for loan losses was $2.6 million compared to $4.7 million for the first nine months of 2003. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.24% at September 30, 2004, compared to 1.25% at September 30, 2003, and 1.29% at December 31, 2003.

Noninterest Income– The Company’s total noninterest income was $5.9 million for the three months ended September 30, 2004, $657,000, or 10.1%, lower than the $6.5 million earned for the same period in 2003. The primary reasons for the decrease in noninterest income were a $907,000 decrease in gains on the sale of mortgage loans in the secondary market and a $182,000 decrease in the gain on sale of investment securities. These decreases were partially offset by a $244,000 increase in service charges on deposit accounts, a $120,000 increase in broker sales commissions, and a $75,000 increase in ATM/debit card fee income.

For the nine months ended September 30, 2004, total noninterest income decreased $144,000, or 0.8%, from $17.4 million to $17.2 million compared to the nine months ended September 30, 2003. The primary reasons for the decrease in noninterest income were a $1.3 million decrease in gains on the sale of mortgage loans in the secondary market and a $154,000 decrease in gains on the sale of fixed assets. These decreases were partially offset by a $641,000 increase in service charges on deposit accounts, a $390,000 increase in broker sales commissions, a $212,000 increase in the gain on sale of investment securities, and a $94,000 increase in ATM/debit card fee income. Table 7 illustrates the changes in each significant component of noninterest income.

On a forward-looking basis, gains on the sale of mortgage loans will generally depend on mortgage interest rates. Over time, an increase in rates should reduce origination fees and profit from the sale of loans, while a decrease in rates should increase this revenue.

Table	7 – Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(dollars in thousands)	2004	2003		2004	2003
Service charges on deposit accounts	$3,317	$3,073	7.9%	$9,266	$8,625	7.4%
ATM/debit card fee income	523	448	16.7	1,474	1,380	6.8
Gain on sale of mortgage loans, net	592	1,499	(60.5)	2,059	3,333	(38.2)
Gain on sale of assets	9	18	(50.0)	51	205	(75.1)
Gain on sale of investments, net	7	189	(96.3)	479	267	79.4
Other income	1,409	1,287	9.5	3,909	3,572	9.4

Total noninterest income	$5,857	$6,514	(10.1)%	$17,238	$17,382	(0.8)%

Noninterest Expense – The Company’s total noninterest expense was $14.2 million for the three months ended September 30, 2004, $1.3 million, or 10.1%, higher than the $12.9 million incurred for the same period in 2003. Noninterest expense increased $3.9 million, or 10.5%, for the nine months ended September 30, 2004, to $41.5 million, compared to $37.5 million for the nine months ended September 30, 2003. Table 8 illustrates the changes in each significant component of noninterest expense.

Table 8 – Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(dollars in thousands)	2004	2003		2004	2003
Salaries and employee benefits	$7,923	$6,799	16.5%	$22,557	$19,568	15.3%
Occupancy and equipment	1,720	1,653	4.1	5,134	4,711	9.0
Franchise and shares tax	714	553	29.1	2,132	1,605	32.8
Communication and delivery	730	735	(0.7)	2,093	2,135	(2.0)
Marketing and business development	333	215	54.9	1,143	790	44.7
Data processing	375	456	(17.8)	1,135	1,348	(15.8)
Printing, stationery and supplies	200	223	(10.3)	636	643	(1.1)
Amortization of acquisition intangibles	222	232	(4.3)	674	564	19.5
Other expenses	2,012	2,057	(2.2)	5,953	6,148	(3.2)

Total noninterest expense	$14,229	$12,923	10.1%	$41,457	$37,512	10.5%

The increase in noninterest expense for the three month period ending September 30, 2004 as compared to the same period in 2003, primarily related to a $1.1 million increase in salaries and employee benefits expense due to increased staffing associated with the Alliance acquisition, several tactical hires and the rising cost associated with the increased market value of the Company’s common stock as it relates to the Company’s ESOP. Also included in this increase were higher one-time expenses associated with recruiting new personnel of approximately $173,000 over the same period a year ago. Increases in other non-interest expense items included $161,000 in franchise and share tax assessments, $118,000 in marketing and business development expenses, and $67,000 in occupancy and equipment expense. These increases were partially offset by a decrease of $81,000 in data processing expense and $10,000 in amortization of acquisition intangibles.

For the nine months ended September 30, 2004 as compared to the same period in the prior year, the increase in noninterest expense was due primarily to a $3.0 million increase in salaries and employee benefits as a result of increased staffing levels associated with the Acadiana and Alliance acquisitions and other reasons noted above. Other increases included $527,000 in the franchise and share tax assessments, $423,000 in occupancy and equipment expense, and $353,000 in marketing and business development expenses. These increases were partially offset by a decrease of $213,000 in data processing expense. Amortization of acquisition intangibles increased $110,000 in association with the Acadiana acquisition.

Income Tax Expense – Income tax expense increased $352,000, or 13.5%, for the three months ended September 30, 2004 to $3.0 million, compared to $2.6 million for the three months ended September 30, 2003. The effective tax rates for the three months ended September 30, 2004 and 2003 were 29.7% and 30.1%, respectively. For the nine months ended September 30, 2004, income tax expense increased $942,000, or 12.5%, to $8.5 million, compared to $7.5 million for the nine months ended September 30, 2003. The effective tax rates for the nine months ended September 30, 2004 and 2003 were 29.7% and 30.3%, respectively.

The increase in income tax expense was principally due to the increase in pre-tax earnings. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are either nontaxable or nondeductible, mainly the nondeductible portion of the ESOP compensation expense, nontaxable portion of interest income from municipal investments and loans and nontaxable increase in cash surrender value on bank owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $333.7 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2004, the Company had $335.1 million of outstanding advances from the FHLB of Dallas. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $75 million in the form of federal funds and other lines of credit. At September 30, 2004, the Company had no outstanding balance on a $15.0 million line of credit with a correspondent bank. In addition, the Company had issued junior subordinated debt of $30 million which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At September 30, 2004, the total approved loan commitments outstanding amounted to $25.4 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $298.1 million.

At September 30, 2004, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The Company’s actual levels and current requirements as of September 30, 2004 are detailed below:

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$174,582	7.50%	$93,073	4.00%
Tier 1 Risk-Based	$174,582	11.00%	$63,503	4.00%
Total Risk-Based	$194,427	12.25%	$127,006	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2004. Additional information required for this Item 3 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include review of internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the control over financial reporting.

The Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002 effective December 31, 2004. That law requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of equity securities is included herein on page 16 under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On September 29, 2004, American Horizons Bancorp, Inc. (“American Horizons”), the holding company for American Horizons Bank of Monroe, Louisiana, entered into an Agreement and Plan of Merger (the “Agreement”) with the Company, pursuant to which American Horizons will be acquired by the Company. The Agreement calls for shareholders of American Horizons to receive 0.3771 shares of the Company’s common stock per outstanding share of American Horizons common stock, subject to adjustment based on the market price of the Company’s common stock. In addition, shareholders of American Horizons have the right to receive an additional cash payment of up to $1.6 million, based on the successful disposition of predetermined loans prior to closing. Based on the closing price of the Company’s common stock on September 28, 2004 of $57.00 per share, the transaction has an estimated total value of $48.2 million, assuming exercise of all outstanding stock options and a full cash payment of $1.6 million. American Horizons will have 2,167,093 shares outstanding at closing assuming exercise of all outstanding stock options.

The foregoing information does not purport to be complete and is qualified in its entirety by reference to the Agreement attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2004, and made a part hereof by reference thereto. The press release issued by the Company on September 29, 2004 also is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 29, 2004.

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

(1) Current Report on Form 8-K dated July 21, 2004, furnishing under Item 12, the announcement of the Company’s results of operations for the quarter and six months ended June 30, 2004.

(2) Current Report on Form 8-K dated July 22, 2004, furnishing under Item 9, management’s confirmation of EPS guidance for 2004 and guidance for 2005.

(3) Current Report on Form 8-K dated September 20, 2004, furnishing under Items 1.01 and 2.03, announcement of completion of a trust preferred securities financing in the amount of $10 million and the related entrance into a Junior Subordinated Indenture, a Placement Agreement, a Guarantee Agreement and an Amended and Restated Trust Agreement. Also, under Item 8.01, the announcement of the Company’s declaration of a quarterly cash dividend of $0.28 per share.

(4) Current Report on Form 8-K dated September 29, 2004, furnishing under Item 1.01, announcement of a definitive merger agreement between the Company and American Horizons Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 9, 2004	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Marilyn W. Burch
Marilyn W. Burch
Executive Vice President and Chief Financial Officer