Form 10-K
period 2004-12-31
IBERIABANK CORP
filed 2005-03-16
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

As of June 30, 2004, the aggregate market value of the voting shares of Common Stock held by non-affiliates of the registrant was approximately $381.5 million. This figure is based on the closing sale price of $59.11 per share of the registrant’s common stock on June 30, 2004. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all shareholders beneficially owning more than 10% of the registrant’s common stock.

Number of shares of Common Stock outstanding as of February 28, 2005: 7,619,573

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated into Part II, Items 5 through 8 of this Form 10-K; (2) portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART 1.

Item 1.	Business.

General

IBERIABANK Corporation (the “Company”), a Louisiana corporation, is the bank holding company for IBERIABANK (the “Bank”), a wholly owned Louisiana-chartered commercial bank subsidiary, both headquartered in Lafayette, Louisiana. The principal business of the Company is conducted through the Bank, which is a Louisiana chartered state commercial bank. The Bank operates 42 full service offices in its market areas including New Orleans, Baton Rouge, Shreveport, Monroe, and the Acadiana region of Louisiana. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank also offers discount brokerage services through a wholly owned subsidiary and insurance services to its clients through a joint venture between the Bank and a Louisiana-based insurance agency. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “IBKC.” At December 31, 2004, the Company had total assets of $2.4 billion, total deposits of $1.8 billion and shareholders’ equity of $220.2 million.

Subsequent Event

On January 31, 2005, the Company acquired all of the outstanding stock of American Horizons Bancorp, Inc (“American Horizons”) of Monroe, Louisiana for 792,348 shares of the Company’s common stock valued at $47,743,000 and $653,000 in cash. The acquisition expands the Company’s presence in North Louisiana. At December 31, 2004, total assets of American Horizons were $251 million, including $201 million in loans receivable and $12 million in investment securities. Total deposits at such date were $193 million. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, the transaction was accounted for as a purchase. For further information, see Note 2 to the Consolidated Financial Statements and the Company’s Current Report on Form 8-K dated January 31, 2005.

Segments

The Company has evaluated its potential operating segments against the criteria specified in FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has determined that no operating segment disclosures are required in 2004, 2003 or 2002 because of the aggregation concepts in the Statement.

Subsidiaries

The Bank has two active, wholly owned non-bank subsidiaries, Iberia Financial Services, LLC and Acadiana Holdings, LLC. Through Iberia Financial Services, the Bank offers discount brokerage services provided through ProEquities, Inc. At December 31, 2004, the Bank’s equity investment in Iberia Financial Services was $5.4 million, and Iberia Financial Services had total assets of $6.0 million. Through Acadiana Holdings, the Bank owns and operates a commercial office building which also serves as the Company’s headquarters and the Bank’s main office. At December 31, 2004, the Bank’s equity investment in Acadiana Holdings was $9.3 million, and Acadiana Holdings had total assets of $9.5 million. The Bank is also engaged in a joint venture, IBERIABANK Insurance Services, LLC, formed to offer insurance services to its clients.

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

Employees

The Company had 562 full-time employees and 66 part-time employees as of December 31, 2004. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) became law on July 30, 2002. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the SOX Act. These requirements include financial reporting requirements and rules concerning corporate governance. SEC rules, effective August 29, 2002, require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the Company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the Company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information are included in this Annual Report on Form 10-K. During 2004, Section 404 of the SOX Act became effective. This section requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the effectiveness of these controls.

See Item 9A. - “Controls and Procedures” hereof for the Company’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-K.

Check 21. The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight.

USA Patriot Act. The USA Patriot Act became law on October 26, 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly are contained in Title III of the Act. In general, Title III amends current law – primarily the Bank Secrecy Act – to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA Patriot Act became effective at varying times and the Treasury Department and various federal banking agencies are responsible for issuing regulations to implement the new law.

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

As of December 31, 2004, the Bank was categorized as “well capitalized”. See Note 14 to the Consolidated Financial Statements.

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

Retained earnings at December 31, 2004 and 2003 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The net deferred tax asset at December 31, 2004 includes $28.8 million of future deductible temporary differences. Included is $18.8 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

State Taxation

Louisiana does not permit the filing of consolidated income tax returns. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, as well as a corporate franchise tax. The Bank is not subject to the Louisiana income or franchise taxes. However, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the Company’s capitalized earnings, plus (b) 80% of the Company’s taxable shareholders’ equity, and to subtract from that figure 50% of the Company’s real and personal property assessment. Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana shares tax expense is included in noninterest expenses.

Item 2.	Properties.

As of December 31, 2004, the Company, through IBERIABANK, operates 42 branch offices in four areas of Louisiana and also operates four loan production offices in Mandeville, Morgan City, Houma and Alexandria, Louisiana. The Mandeville, Houma and Alexandria loan production offices were opened in 2004. During 2004, the Company gained one branch facility as a result of the acquisition of Alliance Bank of Baton Rouge and also opened two full service branch locations in Shreveport and New Orleans. Also during 2004, the Company closed a full service branch office in New Orleans, Louisiana. A total of 27 offices are owned and 19 are leased.

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

DARYL G. BYRD, age 50, serves as President and Chief Executive Officer of the Company and the Bank. He has served in this capacity since July 1999, with the exception of Chief Executive Officer of the Company to which position he was promoted in July 2000. Prior to joining the Company, Mr. Byrd was President and Chief Executive Officer of Bank One New Orleans Region from 1998 to 1999.

MICHAEL J. BROWN, age 41, serves as Senior Executive Vice President and Chief Credit Officer of the Company and the Bank, positions he has held since January 2001. Mr. Brown also serves as Commercial Segment Leader for the Bank. Mr. Brown was hired as Executive Vice President in December 1999.

JOHN R. DAVIS, age 44, serves as Senior Executive Vice President of Finance and Investor Relations of the Company and the Bank, positions he has held since January 2001. Mr. Davis was hired as Executive Vice President and Chief Strategic Officer in December 1999.

MICHAEL A. NAQUIN, age 44, serves as Senior Executive Vice President of the Company and the Bank, a position he has held since joining the Company in March 2004. In this role, Mr. Naquin is responsible for all North Louisiana markets, the Retail Banking Segment, Human Resources, Treasury Management and Corporate Facilities. Prior to joining the Company, Mr. Naquin served in several senior roles with Bank One (now JP Morgan Chase), including Commercial Banking Manager for Arizona and California from 2002 until 2004 and Market President & CEO of Northeast Louisiana from 1999 until 2002.

GEORGE J. BECKER III, age 64, serves as Executive Vice President and Director of Organizational Development and Corporate Secretary of the Company and the Bank. Mr. Becker previously served as the Director of Corporate Operations. Mr. Becker was hired as Executive Vice President and Northeast Louisiana Market President in 1999. Mr. Becker is a Certified Public Accountant.

MARILYN W. BURCH, age 54, has served as Director of Corporate Operations since February 14, 2005. Ms. Burch previously served as Executive Vice President and Chief Financial Officer, a role she assumed in 2001. Ms. Burch joined the Registrant as Corporate Controller in 1999. Ms. Burch is also a Certified Public Accountant.

ANTHONY J. RESTEL, age 35, has served as Executive Vice President and Chief Financial Officer and Treasurer since February 14, 2005. Mr. Restel was hired as Vice President and Treasurer in March 2001. Prior to joining the Registrant, Mr. Restel served as Vice President in Bank One’s Energy Group from 1998 to 2001.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), the Company performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

In addition, the Company reviewed its financial reporting internal controls. There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the registered public accounting firm are included in Exhibit 13 and is incorporated by reference herein.

Item 9B.	Other Information.

Not Applicable.

PART III.

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning the Registrant’s executive officers is contained in Part I of this Form 10-K. Other information required herein is incorporated by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, by and between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, by and between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report of Form 8-K dated September 29, 2004.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report of Form 8-K dated February 14, 2005.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.1	Employee Stock Ownership Plan – incorporated herein by reference to Registration Statement on Form S-1 (File No. 33-96598).

Exhibit No. 10.2	Profit Sharing Plan and Trust – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 10.3	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.4	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.5	Severance Agreement with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Marilyn W. Burch and George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.13	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and Suntrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.14	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004

Exhibit No. 10.16	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004

Exhibit No. 12	Statements RE: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2004, which are expressly incorporated herein by reference.

Exhibit No. 14	Code of Ethics – The Registrant has adopted a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The Code of Ethics is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23	Consent of Castaing, Hussey & Lolan, LLC.

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99	Audit Committee Charter, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 16, 2005	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd Daryl G. Byrd	President, Chief Executive Officer and Director	March 16, 2005

/s/ John R. Davis John R. Davis	Senior Executive Vice President of Finance and Investor Relations	March 16, 2005

/s/ Anthony J. Restel Anthony J. Restel	Executive Vice President and Chief Financial Officer	March 16, 2005

/s/ Joseph B. Zanco Joseph B. Zanco	Senior Vice President and Controller and Principal Accounting Officer	March 16, 2005

/s/ Elaine D. Abell Elaine D. Abell	Director	March 16, 2005

/s/ Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	March 16, 2005

/s/ Ernest P. Breaux, Jr. Ernest P. Breaux, Jr.	Director	March 16, 2005

/s/ John N. Casbon John N. Casbon	Director	March 16, 2005

/s/ William H. Fenstermaker William H. Fenstermaker	Director	March 16, 2005

/s/ Larrey G. Mouton Larrey G. Mouton	Director	March 16, 2005

/s/ Jefferson G. Parker Jefferson G. Parker	Director	March 16, 2005

/s/ O. Miles Pollard, Jr. O. Miles Pollard, Jr.	Director	March 16, 2005

/s/ E. Stewart Shea III E. Stewart Shea III	Director	March 16, 2005

/s/ David H. Welch David H. Welch	Director	March 16, 2005