Form 10-Q
period 2005-03-31
IBERIABANK CORP
filed 2005-05-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The registrant had 7,667,423 shares of common stock, $1.00 par value, which were issued and outstanding as of April 30, 2005.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$50,020	$33,927
Interest-bearing deposits in banks	14,059	19,325

Total cash and cash equivalents	64,079	53,252
Securities available for sale, at fair value	566,921	526,933
Securities held to maturity, fair values of $33,371 and $41,061, respectively	32,782	40,022
Mortgage loans held for sale	10,846	8,109
Loans, net of unearned income	1,833,997	1,650,626
Allowance for loan losses	(25,091)	(20,116)

Loans, net	1,808,906	1,630,510
Premises and equipment, net	47,769	39,557
Goodwill	93,871	64,732
Other assets	104,839	85,487

Total Assets	$2,730,013	$2,448,602

Liabilities
Deposits:
Noninterest-bearing	$265,278	$218,859
Interest-bearing	1,766,457	1,554,630

Total deposits	2,031,735	1,773,489
Short-term borrowings	169,706	236,453
Long-term debt	239,555	206,089
Other liabilities	23,470	12,409

Total Liabilities	2,464,466	2,228,440

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 9,442,125 and 8,649,777 shares issued, respectively	9,442	8,650
Additional paid-in-capital	187,441	136,841
Retained earnings	145,200	140,049
Unearned compensation	(8,970)	(5,581)
Accumulated other comprehensive income	(3,504)	390
Treasury stock at cost - 1,756,207 and 1,765,320 shares, respectively	(64,062)	(60,187)

Total Shareholders’ Equity	265,547	220,162

Total Liabilities and Shareholders’ Equity	$2,730,013	$2,448,602

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2005	2004
Interest and Dividend Income
Loans, including fees	$24,984	$19,958
Mortgage loans held for sale, including fees	126	131
Investment securities:
Taxable interest	5,349	4,488
Tax-exempt interest	627	646
Other	368	179

Total interest and dividend income	31,454	25,402

Interest Expense
Deposits	7,535	5,358
Short-term borrowings	990	384
Long-term debt	2,380	1,694

Total interest expense	10,905	7,436

Net interest income	20,549	17,966
Provision for loan losses	650	1,055

Net interest income after provision for loan losses	19,899	16,911

Noninterest Income
Service charges on deposit accounts	3,140	2,906
ATM/debit card fee income	608	432
Income from bank owned life insurance	456	377
Gain on sale of loans, net	558	862
Gain on sale of assets	36	10
Gain on sale of investments, net	5	143
Other income	1,278	826

Total noninterest income	6,081	5,556

Noninterest Expense
Salaries and employee benefits	8,239	7,113
Occupancy and equipment	1,889	1,701
Franchise and shares tax	772	700
Communication and delivery	776	654
Marketing and business development	512	451
Data processing	438	375
Printing, stationery and supplies	261	218
Amortization of acquisition intangibles	284	218
Other expenses	2,505	1,785

Total noninterest expense	15,676	13,215

Income before income tax expense	10,304	9,252
Income tax expense	3,004	2,761

Net Income	$7,300	$6,491

Earnings per share - basic	$1.02	$0.98

Earnings per share - diluted	$0.94	$0.90

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2003	$8,362	$114,674	$119,967	$(2,668)	$183	$(45,349)	$195,169
Comprehensive income:
Net income			6,491				6,491
Change in unrealized gain on securities available for sale, net of deferred taxes					2,701		2,701
Change in fair value of derivatives used for cash flow hedges, net of tax effect					(686)		(686)

Total comprehensive income							8,506
Cash dividends declared, $.24 per share			(1,653)				(1,653)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 62,858 shares		1,025				927	1,952
Common stock released by ESOP trust		567		112			679
Common stock earned by participants of recognition and retention plan trust, including tax benefit		70		129			199
Common stock issued for recognition and retention plan		1,283		(1,703)		420	—
Common stock issued for acquisition	288	15,208					15,496
Treasury stock acquired at cost, 52,100 shares						(3,168)	(3,168)

Balance, March 31, 2004	$8,650	$132,827	$124,805	$(4,130)	$2,198	$(47,170)	$217,180

Balance, December 31, 2004	$8,650	$136,841	$140,049	$(5,581)	$390	$(60,187)	$220,162
Comprehensive income:
Net income			7,300				7,300
Change in unrealized gain on securities available for sale, net of deferred taxes					(4,625)		(4,625)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					731		731

Total comprehensive income							3,406
Cash dividends declared, $.28 per share			(2,149)				(2,149)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 36,980 shares		577				394	971
Common stock released by ESOP trust		519		103			622
Common stock earned by participants of recognition and retention plan trust, including tax benefit		67		270			337
Common stock issued for recognition and retention plan		2,492		(3,762)		1,270	—
Common stock issued for acquisition	792	46,945					47,737
Treasury stock acquired at cost, 91,200 shares						(5,539)	(5,539)

Balance, March 31, 2005	$9,442	$187,441	$145,200	$(8,970)	$(3,504)	$(64,062)	$265,547

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$7,300	$6,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,176	1,054
Provision for loan losses	650	1,055
Noncash compensation expense	863	798
Gain on sale of assets	(36)	(10)
Gain on sale of investments	(5)	(143)
Amortization of premium/discount on investments	516	699
Net change in loans held for sale	(2,737)	(5,210)
Other operating activities, net	6,963	3,691

Net Cash Provided by Operating Activities	14,690	8,425

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	14,648
Proceeds from maturities, prepayments and calls of securities available for sale	21,619	29,315
Purchases of securities available for sale	(57,688)	(101,561)
Proceeds from maturities, prepayments and calls of securities held to maturity	7,209	5,087
Decrease (increase) in loans receivable, net	13,764	(6,909)
Proceeds from sale of premises and equipment	354	—
Purchases of premises and equipment	(2,173)	(3,415)
Proceeds from disposition of real estate owned	772	2,285
Cash received in excess of cash paid in acquisition	20,736	4,422
Other investing activities, net	(15)	(118)

Net Cash Provided by (Used in) Investing Activities	4,578	(56,246)

Cash Flows from Financing Activities
Increase in deposits	65,759	106,646
Net change in short-term borrowings	(66,747)	(41,576)
Repayments of long-term debt	(424)	(107)
Dividends paid to shareholders	(1,816)	(1,508)
Proceeds from sale of treasury stock for stock options exercised	332	1,117
Costs of issuance of common stock in acquisition	(6)	—
Payments to repurchase common stock	(5,539)	(3,168)

Net Cash (Used in) Provided by Financing Activities	(8,441)	61,404

Net Increase In Cash and Cash Equivalents	10,827	13,583
Cash and Cash Equivalents at Beginning of Period	53,252	69,571

Cash and Cash Equivalents at End of Period	$64,079	$83,154

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$440	$193

Common stock issued in acquisition	$47,743	$15,496

Exercise of stock options with payment in company stock	$521	$—

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$10,963	$7,394

Income taxes, net	$524	$213

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiary, IBERIABANK (the “Bank”), as well as all of the Bank’s subsidiaries, Iberia Financial Services LLC, Acadiana Holdings LLC, Jefferson Insurance Corporation, Finesco LLC and IBERIABANK Insurance Services LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Through the Bank, the Company offers commercial and retail products and services to customers throughout the state, including New Orleans, Baton Rouge, Shreveport, Monroe, and the Acadiana region of Louisiana.

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

Note 2 – Earnings Per Share

For the three months ended March 31, 2005, basic earnings per share were based on 7,191,083 weighted average shares outstanding and diluted earnings per share were based on 7,739,962 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 5,169; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 179,162; and (c) the weighted average shares purchased in Treasury Stock of 1,793,792.

Note 3 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123(R), Share-Based Payment. FAS No. 123(R) revises FAS No. 123 and calls for companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company is required to adopt FAS No. 123(R) as of January 1, 2006. This requirement will represent a significant change in practice for the Company.

FAS No. 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB No. 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. Under FAS No. 123(R), the fair value of a stock-based compensation award is recognized over the employee’s service period.

On March 25, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides guidance regarding the valuation of share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123(R).

Note 4 – Compensation Cost for Stock-based Incentives

In October 1995, the FASB issued FAS 123, which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company uses the intrinsic value method under APB Opinion 25 to account for stock options granted.

Applying FAS 123 would result in pro forma net income and earnings per share amounts as follows:

	For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2005	2004
Net Income:
As reported	$7,300	$6,491
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(367)	(268)

Pro forma	$6,933	$6,223

Earnings per share:
As reported - basic	$1.02	$0.98
diluted	$0.94	$0.90
Pro forma - basic	$0.96	$0.94
diluted	$0.90	$0.87

Note 5 – Acquisition

The Company completed the acquisition of American Horizons Bancorp, Inc., the holding company for American Horizons Bank, of Monroe, Louisiana (“American Horizons”) on January 31, 2005. The acquisition expanded the Company’s presence in North Louisiana.

The consolidated statements of income include the results of operations for American Horizons from the acquisition date. The transaction resulted in $29.2 million of goodwill and $5.0 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of American Horizons received 792,348 shares of the Company’s common stock valued at $47.7 million and cash of $653,000. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$21,389
Investment securities	11,515
Loans, net	193,623
Premises and equipment, net	7,238
Goodwill	29,179
Core deposit intangibles	5,039
Other assets	9,331
Deposits	(192,653)
Borrowings	(34,207)
Other liabilities	(2,057)

Total purchase price	$48,397

The following pro forma information for the three month periods ended March 31, 2005 and March 31, 2004 reflects the Company’s estimated consolidated results of operations as if the acquisition of American Horizons occurred at January 1 of the respective periods, unadjusted for potential cost savings.

	Pro Forma Combined For the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2005	March 31, 2004
Interest and noninterest income	$39,104	$35,376
Net income	$7,453	$6,861
Earnings per share – basic	$1.00	$0.92
Earnings per share – diluted	$0.93	$0.85

The Company recorded $650,000 of merger-related and restructuring costs during the first quarter of 2005 related to the American Horizons merger. Key components of merger-related and restructuring charges included lease cancellation and other branch closure costs, severance and personnel-related costs, systems integration costs, and marketing and public relations costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the first three months of the year. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

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

FIRST QUARTER OVERVIEW

During the first quarter of 2005, the Company earned $7.3 million, or $0.94 per share on a diluted basis. This represents a 5.3% increase over the $0.90 per diluted share, or $6.5 million, earned for the first quarter of 2004. Quarterly comparatives are influenced, in part, by the acquisition of Alliance Bank of Baton Rouge (“Alliance”) on February 29, 2004 and the acquisition of American Horizons on January 31, 2005 (see Note 5). The key components of the Company’s performance are summarized below.

•	Total assets at March 31, 2005 were $2.7 billion, up $281.4 million, or 11.5%, from $2.4 billion at December 31, 2004. Shareholders’ equity increased by $45.4 million, or 20.6%, from $220.2 million at December 31, 2004 to $265.5 million at March 31, 2005.

•	Total loans at March 31, 2005 were $1.8 billion, an increase of $183.4 million, or 11.1%, from $1.7 billion at December 31, 2004. The increase from year end 2004 includes the $198.5 million loan base obtained through the American Horizons acquisition, which was partially offset by a decrease in internally generated loans of $15.1 million.

•	Total customer deposits increased $258.2 million, or 14.6%, from $1.8 billion at December 31, 2004 to $2.0 billion at March 31, 2005. The increase from year end 2004 includes $192.7 million in customer deposits obtained through the American Horizons acquisition, which was enhanced by strong organic growth of $65.6 million.

•	Net interest income increased $2.6 million, or 14.4%, for the three months ended March 31, 2005, compared to the same period of 2004. This increase was largely attributable to increased volume. The corresponding net interest margin ratio on a tax-equivalent basis declined to 3.56% from 3.75% for the quarters ended March 31, 2005 and 2004, respectively, primarily due to the Company’s slightly liability sensitive position and competition.

•	Noninterest income increased $525,000, or 9.4%, for the first quarter of 2005 as compared to the same period of 2004. The increase was mainly driven by increases in service charge revenues on deposit accounts, ATM/debit card fees, broker commissions and a one-time payment received as a result of the PULSE-Discover merger. These increases were partially offset by declines in gains on the sale of mortgage loans and investment securities.

•	Noninterest expense increased $2.5 million, or 18.6%, for the quarter ended March 31, 2005, as compared to the same quarter last year. This increase was primarily due to higher compensation expense as a result of additional staff related to the Alliance and American Horizons acquisitions, as well as strategic hires during 2004. Noninterest expense for the quarter ended March 31, 2005 also includes $650,000 of one-time expenses associated with the integration and conversion of American Horizons.

•	The Company provided $650,000 for possible loan losses during the first quarter of 2005, compared to $1.1 million for the first quarter of 2004. The Company has been able to reduce the provision for loan losses due to the continued strong asset quality of the loan portfolio combined with a first quarter reduction (excluding acquired loans) in the Company’s loan portfolio. As of March 31, 2005, the allowance for loan losses as a percent of total loans was 1.37%, compared to 1.32% at March 31, 2004. Net charge-offs for the first quarter of 2005 were $568,000, or 0.13%, of average loans on an annualized basis, compared to $477,000, or 0.13%, a year earlier. The coverage of net charge-offs by the provision for loan losses was 1.14 times for the first quarter of 2005 and 2.21 times for the first quarter of 2004. The coverage of nonperforming assets by the allowance for loan losses was 3.20 times at the end of the first quarter of 2005, as compared to 3.27 times at December 31, 2004 and 4.06 times at March 31, 2004.

•	In March 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share, a 17% increase compared to the same quarter of 2004.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.4 billion during the quarter ended March 31, 2005, an increase of $256.0 million, or 11.9%, from the year ended December 31, 2004. This is primarily the result of the American Horizons acquisition.

Loans and Leases – The loan portfolio increased $183.4 million, or 11.1%, during the first three months of 2005. The Company’s loan to deposit ratios at March 31, 2005 and December 31, 2004 were 90.3% and 93.1%, respectively. The percentage of fixed rate loans within the total loan portfolio has increased slightly from 65% at the end of 2004 to 66% as of March 31, 2005. Table 1 sets forth the composition of the Company’s loan portfolio as of the dates indicated.

Table 1 – Loan Portfolio Composition

	March 31, 2005		December 31, 2004
(dollars in thousands)	Loans	Percent	Loans	Percent
Residential mortgage loans:
Residential 1-4 family	$396,480	21.6%	$387,079	23.5%
Construction	28,815	1.6	33,031	2.0

Total residential mortgage loans	425,295	23.2	420,110	25.5
Commercial loans:
Real estate	531,601	29.0	419,427	25.4
Business	338,863	18.5	307,614	18.6

Total commercial loans	870,464	47.5	727,041	44.0
Consumer loans:
Indirect automobile	223,287	12.2	222,480	13.5
Home equity	236,800	12.9	213,533	12.9
Other	78,151	4.2	67,462	4.1

Total consumer loans	538,238	29.3	503,475	30.5

Total loans receivable	$1,833,997	100.0%	$1,650,626	100.0%

Total commercial loans increased $143.4 million, or 19.7%, compared to December 31, 2004. This growth was the result of the $155.2 million in commercial loans obtained via the American Horizons acquisition. Commercial real estate loans increased $112.2 million, or 26.7%, compared to December 31, 2004. Commercial business loans increased $31.2 million, or 10.2%, compared to December 31, 2004.

Total consumer loans increased $34.8 million, or 6.9%, compared to December 31, 2004. Home equity loans continued to drive consumer loan growth, increasing $23.3 million, or 10.9%, compared to December 31, 2004. The Company acquired $39.8 million in consumer loans as a result of the American Horizons acquisition.

Residential mortgage loans increased $5.2 million, or 1.2%, from December 31, 2004 to March 31, 2005. The Company continues to sell in the secondary market the majority of conforming mortgage loan originations and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. Growth in residential mortgage loans is primarily related to credit extended to high net worth individuals through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company acquired $3.5 million of mortgage loans as a result of the American Horizons acquisition.

Investment Securities – The Company’s investment securities available for sale increased $40.0 million, or 7.6%, to $566.9 million at March 31, 2005, compared to $526.9 million at December 31, 2004. The increase was primarily due to securities of $11.5 million obtained through the acquisition of American Horizons and purchases of securities totaling $57.7 million, both of which were partially offset by principal maturities, prepayments and calls totaling $21.6 million, $0.5 million from the amortization of premiums and accretion of discounts, and a $7.1 million decrease in the market value of the portfolio. Securities available for sale consist primarily of mortgage-backed securities.

The Company’s investment securities held to maturity decreased $7.2 million, or 18.1%, to $32.8 million at March 31, 2005, compared to $40.0 million at December 31, 2004. This decrease was primarily due to principal maturities, prepayments and calls.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of March 31, 2005, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $5.3 million, or 27.2%, to $14.1 million at March 31, 2005, compared to $19.3 million at December 31, 2004.

Mortgage Loans Held for Sale – Loans held for sale increased $2.7 million, or 33.8%, to $10.8 million at March 31, 2005, compared to $8.1 million at December 31, 2004. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Asset Quality and Allowance for Loan Losses

Over time, the loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is recognition of the potential for a higher level of return for investors, but also of the potential for higher charge-off and nonperforming levels. In recognition of this, management has tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewritten the loan policy, developed an internal loan review function and significantly increased the allowance for loan losses. As a result, the credit quality of the Company’s assets has improved over time. Management believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk adjusted level of return within the loan portfolio.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $7.8 million, or 0.29% of total assets at March 31, 2005, compared to $6.2 million, or 0.25% of total assets at December 31, 2004. The allowance for loan losses amounted to $25.1 million, or 1.37% of total loans and 332.3% of total nonperforming loans, respectively, at March 31, 2005, compared to 1.22% and 355.2%, respectively, at December 31, 2004. Table 2 sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

Table 2 – Nonperforming Assets and Troubled Debt Restructurings

(dollars in thousands)	March 31, 2005	December 31, 2004
Nonaccrual loans:
Commercial, financial and agricultural	$3,242	$1,936
Mortgage	1,070	735
Loans to individuals	2,351	1,784

Total nonaccrual loans	6,663	4,455
Accruing loans 90 days or more past due	887	1,209

Total nonperforming loans (1)	7,550	5,664
Foreclosed property	297	492

Total nonperforming assets (1)	7,847	6,156
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$7,847	$6,156

Nonperforming loans to total loans (1)	0.41%	0.34%
Nonperforming assets to total assets (1)	0.29%	0.25%
Allowance for loan losses to nonperforming loans (1)	332.3%	355.2%
Allowance for loan losses to total loans	1.37%	1.22%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due

The percentage of nonperforming assets to total loans increased from 0.37% at the end of 2004 to 0.43% at March 31, 2005. Nonperforming asset balances increased by $1.7 million, or 27.5%, since the end of 2004. These increases primarily relate to nonaccrual loans obtained in the American Horizons acquisition. Nonperforming loans increased $1.9 million, or 33.3%, during the first three months of the year. Net charge-offs for the first quarter of 2005 were $568,000, or 0.13% of average loans on an annualized basis, as compared to $477,000, or 0.13%, for the same quarter last year.

In determining the amount of the allowance for loan losses, management uses information from its portfolio management process, relationship managers and ongoing loan review efforts to stratify the loan portfolio into asset risk classifications and assigns a general or specific reserve allocation. The foundation for the allowance is a detailed review of the overall loan portfolio and its performance. The portfolio is segmented into homogenous pools (i.e., commercial, business banking, consumer, mortgage, indirect, and credit card), which are analyzed based on risk factors, current and historical performance and specific loan reviews (for significant loans). Consideration is given to the specific risk within these segments, the maturity of these segments (e.g., rapid growth versus fully seasoned), the Company’s strategy for each segment (e.g., growth versus maintain), and the historical loss rate for these segments both at the Company and its peers. Consideration is also given to the impact of a number of relevant external factors that influence components of the loan portfolio or the portfolio as a whole, including current and projected economic conditions.

Loan portfolios tied to acquisitions made during the year are incorporated into the Company’s allowance process. If the acquisition has an impact on the level of exposure to a particular segment, industry or geographic market, this increase in exposure is factored into the allowance determination process. Generally, acquisitions have higher levels of risk of loss based on differences in credit culture, portfolio management practices and the Company’s emphasis on early detection and management of deteriorating loans. The Company added $4.9 million to the allowance for loan losses as a result of the application of the Company’s allowance methodology on the American Horizons’ loan portfolio.

General reserve estimated loss percentages are based on the current and historical loss experience of each loan category, regulatory guidelines for losses, the status of past due payments, and management’s judgment of economic conditions and the related level of risk assumed. Relative to homogenous loan pools such as mortgage, consumer, indirect and credits cards, the Company has established a general reserve level using information such as actual loan losses, the seasoning of the pool, identified loan impairment, acquisitions, and current and projected economic conditions. General reserves for these pools are adjusted for loans that are considered past due, based on the correlation between historical losses and the payment performance of a loan pool.

The commercial segment of the Company’s loan portfolio is initially assigned a general reserve also based on performance of that portion of the loan portfolio and other general factors discussed earlier. The commercial portion of the portfolio is further segmented by collateral type, which based on experience has a direct relationship to the level of loss experienced if a problem develops. Reserves are set based on management’s assessment of this risk of loss. As commercial loans deteriorate, the Company reviews each for impairment and proper loan grading. Loans on the Company’s Watch List carry higher levels of reserve based largely on a higher level of loss experience for these loans. Loss experience for Watch List loans is reviewed periodically during the year.

Specific reserves are determined for commercial loans individually based on management’s evaluation of loss exposure for each credit, given current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves. Additionally, an unallocated reserve for the total loan portfolio is established to address the imprecision and estimation risk inherent in the calculations of general and specific reserves, and management’s evaluation of various conditions that are not directly measured by any other component of the allowance. Such components would include current economic conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio and the findings of internal credit examinations.

Based on the allowance determination process, the Company determines the current potential risk of loss that exists in the portfolio, even if not fully reflected in current credit statistics, such as nonperforming assets or nonperforming loans. To determine risk of loss, and in turn the appropriateness of the allowance, the Company extends its analysis to a number of other factors, including the level of delinquencies and delinquency trends; the level and mix of Criticized, Classified and Pass/Watch loans; reserve levels relative to nonperforming assets, nonperforming loans, and net charge-offs; the level and trend in consumer and commercial bankruptcies; and financial performance trends in specific businesses and industries to which the Company lends. In response to rapid growth and changes in the mix of the loan portfolio, the Company has increased its required allowance over time and feels that the allowance adequately reflects the current level of risk and incurred losses within the loan portfolio.

Table 3 presents the activity in the allowance for loan losses during the first three months of 2005.

Table 3 – Summary of Activity in the Allowance for Loan Losses

(dollars in thousands)	March 31, 2005
Balance, December 31, 2004	$20,116
Addition due to purchase transaction	4,893
Provision charged to operations	650
Loans charged off	(983)
Recoveries	415

Balance, end of period	$25,091

Other Assets

Included in this category are cash and due from banks, premises and equipment, goodwill and other assets. From December 31, 2004 to March 31, 2005, cash and due from banks increased $16.1 million, or 47.4%, premises and equipment increased $8.2 million, or 20.8%, primarily due to the addition of American Horizons and goodwill increased $29.1 million, or 45.0%, as a result of the American Horizons acquisition.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of the year.

Deposits – Total end of period deposits increased $258.2 million, or 14.6%, to $2.0 billion at March 31, 2005, compared to $1.8 billion at December 31, 2004. Table 4 sets forth the composition of the Company’s deposits at the dates indicated.

Table 4 – Deposit Composition

	March 31, 2005		December 31, 2004
(dollars in thousands)	Deposits	Percent	Deposits	Percent
Noninterest-bearing DDA	$265,278	13.1%	$218,859	12.3%
NOW accounts	583,083	28.7	532,584	30.0
Savings and money market accounts	450,933	22.2	393,772	22.2
Certificates of deposit	732,441	36.0	628,274	35.5

Total deposits	$2,031,735	100.0%	$1,773,489	100.0%

The growth in deposits for the first three months of 2005 was spread across all customer deposit groups and includes $192.7 million of deposits assumed in the American Horizons transaction. From December 31, 2004 to March 31, 2005, noninterest-bearing checking accounts increased $46.4 million, or 21.2%, interest-bearing checking account deposits increased $50.5 million, or 9.5%, savings and money market accounts increased $57.2 million, or 14.5%, and certificate of deposit accounts increased $104.2 million, or 16.6%. Excluding the effect of the American Horizons acquisition, noninterest-bearing checking accounts would have increased $6.8 million, or 3.1%, interest-bearing checking account deposits would have increased $10.1 million, or 1.9%, savings and money market accounts would have increased $34.1 million, or 8.7% and certificate of deposit accounts would have increased $14.6 million, or 2.3%.

Short-term Borrowings – Short-term borrowings decreased $66.7 million, or 28.2%, to $169.7 million at March 31, 2005, compared to $236.5 million at December 31, 2004. This decrease is the result of strong deposit growth relative to loan growth. The Company’s short-term borrowings at March 31, 2005 were comprised of $92.0 million in FHLB of Dallas advances with maturities of one month or less and $77.7 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

Long-term Borrowings – Long-term borrowings increased $33.5 million, or 16.2%, to $239.6 million at March 31, 2005, compared to $206.1 million at December 31, 2004. The increase was primarily due to $27.8 million of fixed-rate advances from the FHLB and $6.4 million in junior subordinated debt obtained through the acquisition of American Horizons. At March 31, 2005, the Company’s long-term borrowings were comprised of $202.2 million of fixed and variable rate advances from the FHLB of Dallas and $37.3 million in junior subordinated debt.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2005, shareholders’ equity totaled $265.5 million, an increase of $45.4 million, or 20.6%, compared to $220.2 million at December 31, 2004. The increase in shareholders’ equity for the first three months of the year was the result of the issuance of $47.7 million of common stock as a result of the purchase accounting transaction with American Horizons, net income of $7.3 million, $622,000 of common stock released by the Company’s ESOP trust, $337,000 of common stock earned by participants in the Company’s RRP trust, and $971,000 from the sale of treasury stock for stock options exercised. Such increases were partially offset by cash dividends declared on the Company’s common stock of $2.1 million, repurchases of $5.5 million of the Company’s common stock that were placed into treasury, and a $3.9 million decrease in other comprehensive income.

On June 25, 2004, the Company announced a new Stock Repurchase Program authorizing the repurchase of up to 175,000 common shares. On May 5, 2005, the Company announced the completion of the June 25, 2004 program and a new Stock Repurchase Program authorizing the repurchase of up to 300,000 common shares. During the quarter ended March 31, 2005, the Company repurchased a total of 91,200 shares of its Common Stock under publicly announced Stock Repurchase Programs. Table 5 details these purchases during the quarter.

Table 5 – Stock Repurchases

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
January	41,700	$60.60	41,700	74,933
February	49,500	$60.86	49,500	25,433
March	—	—	—	25,433

Total	91,200	$60.74	91,200

No shares were repurchased during the quarter ended March 31, 2005, other than through publicly announced plans.

RESULTS OF OPERATIONS

Net income for the first quarter of 2005 totaled $7.3 million, compared to $6.5 million earned during the first quarter of 2004, an increase of $809,000, or 12.5%. Included in earnings are the results of operations of Alliance from the acquisition date of February 29, 2004 forward and American Horizons from the acquisition date of January 31, 2005 forward.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements.

Net interest income increased $2.6 million, or 14.4%, to $20.5 million for the three months ended March 31, 2005, compared to $18.0 million for the three months ended March 31, 2004. The increase was due to a $6.1 million, or 23.8%, increase in interest income, which was partially offset by a $3.5 million, or 46.7%, increase in interest expense. The increase in net interest income was the result of a $415.8 million, or 21.0%, increase in the average balance of earning assets, which was partially offset by a $345.9 million, or 19.6%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and average interest-bearing liabilities increased 14 and 40 basis points during this period, respectively.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.31% during the three months ended March 31, 2005, compared to 3.57% for the comparable period in 2004. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.56% during the three months ended March 31, 2005, compared to 3.75%, for the comparable period in

2004. The declines in both net interest spread and net interest margin were primarily attributable to the increases in average yield on NOW accounts, time deposits and short-term FHLB borrowings offset, to a limited extent, by an increasing average yield on earning assets, primarily commercial loans that are tied to floating rate indices.

As of March 31, 2005, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 0.40% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 0.97% increase in net interest income from an unchanged rate environment. A similar 200 basis point rise in rates for the same period would approximate a 0.49% decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a 1.08% increase in net interest income from an unchanged rate environment. The impact of a flattening yield curve, as anticipated in the forward curve as of March 31, 2005, would approximate a 0.77% decrease in net interest income. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

Table 6 presents average balance sheets, net interest income and average interest rates for the three month periods ended March 31, 2005 and 2004.

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

	Three Months Ended March 31,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$423,943	$5,663	5.34%	$385,826	$5,391	5.59%
Commercial loans (TE) (2)	824,758	10,742	5.43	567,568	6,633	4.86
Consumer and other loans	522,787	8,579	6.66	475,758	7,934	6.71

Total loans	1,771,488	24,984	5.77	1,429,152	19,958	5.67
Mortgage loans held for sale	10,360	126	4.86	11,493	131	4.56
Investment securities (TE)(2) (3)	569,546	5,976	4.43	503,730	5,134	4.35
Other earning assets	48,665	368	3.07	39,848	179	1.81

Total earning assets	2,400,059	31,454	5.39	1,984,223	25,402	5.25

Allowance for loan losses	(23,142)			(18,721)
Nonearning assets	249,982			215,896

Total assets	$2,626,899			$2,181,398

Interest-bearing liabilities:
Deposits:
NOW accounts	$575,464	$2,099	1.48%	$486,845	$1,135	0.94%
Savings and money market accounts	422,106	958	0.92	376,099	698	0.75
Certificates of deposit	696,153	4,478	2.61	614,838	3,525	2.31

Total interest-bearing deposits	1,693,723	7,535	1.80	1,477,782	5,358	1.46
Short-term borrowings	191,570	990	2.07	133,592	384	1.14
Long-term debt	228,035	2,380	4.17	156,104	1,694	4.29

Total interest-bearing liabilities	2,113,328	10,905	2.08	1,767,478	7,436	1.68

Noninterest-bearing demand deposits	243,738			190,067
Noninterest-bearing liabilities	17,943			19,142

Total liabilities	2,375,009			1,976,687
Shareholders’ equity	251,890			204,711

Total liabilities and shareholders’ equity	$2,626,899			$2,181,398

Net earning assets	$286,731			$216,745

Ratio of earning assets to interest-bearing liabilities	113.57%			112.26%

Net interest spread		$20,549	3.31%		$17,966	3.57%

Tax equivalent benefit			0.13%			0.14%

Net interest income (TE) / Net interest margin (TE) (2)		$21,336	3.56%		$18,648	3.75%

(1)	Annualized.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.

(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income. Adjustments to the allowance may also result from purchase accounting adjustments associated with loans acquired in mergers.

As a result of strong asset quality statistics combined with a first quarter reduction in the Company’s loan portfolio (excluding acquired loans), the Company lowered the provision for loan losses during the quarter ended March 31, 2005 to $650,000 compared to $1.1 million for the same period in 2004. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, increased from 1.22% at December 31, 2004, to 1.37% at March 31, 2005. The 15 basis point increase resulted primarily from the adoption of the Company’s allowance for loan loss methodology on the American Horizons’ loan portfolio and associated risk reclassifications. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.32% as of March 31, 2004.

Noninterest Income – The Company’s total noninterest income was $6.1 million for the three months ended March 31, 2005, $525,000, or 9.4%, higher than the $5.6 million earned for the same period in 2004. Table 7 illustrates the changes in each significant component of noninterest income.

Table 7 – Noninterest Income

	Three Months Ended
	March 31,		Percent Increase (Decrease)
(dollars in thousands)	2005	2004
Service charges on deposit accounts	$3,140	$2,906	8.1%
ATM/debit card fee income	608	432	40.7
Income from bank owned life insurance	456	377	21.0
Gain on sale of loans, net	558	862	(35.3)
Gain on sale of assets	36	10	260.0
Gain on sale of investments, net	5	143	(96.5)
Other income	1,278	826	54.7

Total noninterest income	$6,081	$5,556	9.4%

The primary reasons for the increase in noninterest income were a $234,000 increase in service charges on deposit accounts, a $176,000 increase in ATM/debit card fee income, a $164,000 increase in broker commissions and a $221,000 one-time payment received as a result of the conversion of the Company’s ownership interest in the PULSE EFT Association (“PULSE”) as a result of PULSE’s merger with Discover Financial Services. These increases were partially offset by a $304,000 decrease in gains on the sale of mortgage loans in the secondary market and a $138,000 decrease in gains on the sale of investment securities.

Noninterest Expense – The Company’s total noninterest expense was $15.7 million for the three months ended March 31, 2005, $2.5 million, or 18.6%, higher than the $13.2 million incurred for the same period in 2004. Table 8 illustrates the changes in each significant component of noninterest expense.

Table 8 – Noninterest Expense

	Three Months Ended
	March 31,		Percent Increase (Decrease)
(dollars in thousands)	2005	2004
Salaries and employee benefits	$8,239	$7,113	15.8%
Occupancy and equipment	1,889	1,701	11.1
Franchise and shares tax	772	700	10.3
Communication and delivery	776	654	18.7
Marketing and business development	512	451	13.5
Data processing	438	375	16.8
Printing, stationery and supplies	261	218	19.7
Amortization of acquisition intangibles	284	218	30.3
Other expenses	2,505	1,785	40.3

Total noninterest expense	$15,676	$13,215	18.6%

Included in other noninterest expenses is $650,000 of one-time expenses associated with the integration and conversion of American Horizons. The most significant increase in noninterest expense for the three month period ending March 31, 2005 as compared to the same period in 2004, relates to $1.1 million of additional salaries and employee benefits expense due to increased staffing associated with the Alliance and American Horizons acquisitions, as well as several strategic hires made during 2004. Other increases in non-interest expense items include $188,000 in occupancy and equipment expense associated with infrastructure expansion and improvements and $122,000 in communication and delivery expense as a result of the Company’s continued growth.

Income Tax Expense – Income tax expense increased $243,000, or 8.8%, for the three months ended March 31, 2005 to $3.0 million, compared to $2.8 million for the three months ended March 31, 2004. The effective tax rates for the three months ended March 31, 2005 and 2004 were 29.2% and 29.8%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2005 totaled $396.5 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2005, the Company had $289.1 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at March 31, 2005 were $252.7 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $70 million in the form of federal funds and other lines of credit. At March 31, 2005, the Company had no balance outstanding on these lines and all of the funding was available to the Company. In addition, the Company issued junior subordinated debt totaling $37.3 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At March 31, 2005, the total approved unfunded loan commitments outstanding amounted to $17.0 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $323.8 million.

At March 31, 2005, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The Company’s actual levels and current requirements as of March 31, 2005 are detailed below:

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$203,053	8.04%	$100,987	4.00%
Tier 1 Risk-Based	$203,053	11.19%	$72,583	4.00%
Total Risk-Based	$225,765	12.44%	$145,167	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005. Additional information at March 31, 2005 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Information regarding purchases of equity securities is included herein in Table 5 under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No. 10.1	Change in Control Severance Agreement with Anthony J. Restel, dated May 6, 2005

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: May 9, 2005	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Anthony J. Restel
Anthony J. Restel
Executive Vice President and Chief Financial Officer

Date: May 9, 2005	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Senior Vice President and Controller and Principal Accounting Officer