Form 10-Q
period 2005-06-30
IBERIABANK CORP
filed 2005-08-08
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The registrant had 7,555,951 shares (pre-split, See Note 2) of common stock, $1.00 par value, which were issued and outstanding as of July 31, 2005.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$48,514	$33,927
Interest-bearing deposits in banks	13,615	19,325

Total cash and cash equivalents	62,129	53,252
Securities available for sale, at fair value	548,972	526,933
Securities held to maturity, fair values of $32,002 and $41,061, respectively	31,226	40,022
Mortgage loans held for sale	16,546	8,109
Loans, net of unearned income	1,830,070	1,650,626
Allowance for loan losses	(25,102)	(20,116)

Loans, net	1,804,968	1,630,510
Premises and equipment, net	47,548	39,557
Goodwill	93,421	64,732
Other assets	103,896	85,487

Total Assets	$2,708,706	$2,448,602

Liabilities
Deposits:
Noninterest-bearing	$264,439	$218,859
Interest-bearing	1,760,201	1,554,630

Total deposits	2,024,640	1,773,489
Short-term borrowings	161,350	236,453
Long-term debt	243,652	206,089
Other liabilities	15,256	12,409

Total Liabilities	2,444,898	2,228,440

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 11,802,656 and 10,812,221 shares issued, respectively (1)	11,803	10,812
Additional paid-in-capital	187,844	136,841
Retained earnings	148,705	137,887
Unearned compensation	(8,679)	(5,581)
Accumulated other comprehensive income	(965)	390
Treasury stock at cost - 2,380,202 and 2,206,650 shares, respectively (1)	(74,900)	(60,187)

Total Shareholders’ Equity	263,808	220,162

Total Liabilities and Shareholders’ Equity	$2,708,706	$2,448,602

(1)	All share amounts have been restated to reflect the five-for-four stock split, payable August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$26,750	$20,272	$51,734	$40,228
Mortgage loans held for sale, including fees	171	129	297	260
Investment securities:
Taxable interest	5,607	4,978	10,956	9,466
Tax-exempt interest	623	639	1,250	1,285
Other	398	176	765	355

Total interest and dividend income	33,549	26,194	65,002	51,594

Interest Expense
Deposits	8,680	5,891	16,216	11,249
Short-term borrowings	1,053	489	2,042	873
Long-term debt	2,541	1,693	4,921	3,387

Total interest expense	12,274	8,073	23,179	15,509

Net interest income	21,275	18,121	41,823	36,085
Provision for loan losses	630	705	1,280	1,759

Net interest income after provision for loan losses	20,645	17,416	40,543	34,326

Noninterest Income
Service charges on deposit accounts	3,684	3,043	6,824	5,949
ATM/debit card fee income	692	519	1,300	951
Income from bank owned life insurance	505	389	961	766
Gain on sale of loans, net	549	605	1,107	1,467
Gain on sale of assets	215	32	251	42
Gain (loss) on sale of investments, net	(33)	329	(28)	472
Other income	1,133	912	2,412	1,734

Total noninterest income	6,745	5,829	12,827	11,381

Noninterest Expense
Salaries and employee benefits	8,233	7,521	16,472	14,634
Occupancy and equipment	2,034	1,713	3,923	3,414
Franchise and shares tax	818	718	1,590	1,418
Communication and delivery	808	709	1,584	1,363
Marketing and business development	587	359	1,099	810
Data processing	432	385	870	760
Printing, stationery and supplies	245	218	506	436
Amortization of acquisition intangibles	316	234	601	452
Other expenses	2,574	2,161	5,078	3,941

Total noninterest expense	16,047	14,018	31,723	27,228

Income before income tax expense	11,343	9,227	21,647	18,479

Income tax expense	3,215	2,740	6,219	5,501

Net Income	$8,128	$6,487	$15,428	$12,978

Earnings per share - basic (1)	$0.88	$0.76	$1.69	$1.55

Earnings per share - diluted (1)	$0.82	$0.71	$1.58	$1.42

(1)	All per share amounts have been restated to reflect the five-for-four stock split, payable August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2003 (1)	$10,453	$114,674	$117,876	$(2,668)	$183	$(45,349)	$195,169

Comprehensive income:
Net income			12,978				12,978
Change in unrealized gain on securities available for sale, net of deferred taxes					(6,076)		(6,076)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					637		637

Total comprehensive income							7,539
Cash dividends declared, $.40 per share			(3,435)				(3,435)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 142,196 shares		1,862				1,579	3,441
Common stock released by ESOP trust		1,087		222			1,309
Common stock earned by participants of recognition and retention plan trust, including tax benefit		139		340			479
Common stock issued for recognition and retention plan		2,253		(3,015)		762	—
Common stock issued for acquisition	359	15,208	(71)				15,496
Treasury stock acquired at cost, 336,709 shares						(15,689)	(15,689)

Balance, June 30, 2004	$10,812	$135,223	$127,348	$(5,121)	$(5,256)	$(58,697)	$204,309

Balance, December 31, 2004	$10,812	$136,841	$137,887	$(5,581)	$390	$(60,187)	$220,162
Comprehensive income:
Net income			15,428				15,428
Change in unrealized gain on securities available for sale, net of deferred taxes					(1,551)		(1,551)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					196		196

Total comprehensive income							14,073
Cash dividends declared, $.46 per share			(4,411)				(4,411)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 99,020 shares		851				986	1,837
Common stock released by ESOP trust		519		104			623
Common stock earned by participants of recognition and retention plan trust, including tax benefit		134		655			789
Common stock issued for recognition and retention plan		2,554		(3,857)		1,303	—
Common stock issued for acquisition	991	46,945	(199)				47,737
Treasury stock acquired at cost, 355,489 shares						(17,002)	(17,002)

Balance, June 30, 2005	$11,803	$187,844	$148,705	$(8,679)	$(965)	$(74,900)	$263,808

(1)	All share and per share amounts have been restated to reflect the five-for-four stock split, payable August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$15,428	$12,978

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,521	2,199
Provision for loan losses	1,280	1,759
Noncash compensation expense	1,319	1,622
Gain on sale of assets	(251)	(42)
Loss (Gain) on sale of investments	28	(472)
Amortization of premium/discount on investments	1,024	1,680
Net change in loans held for sale	(8,437)	(492)
Other operating activities, net	(2,858)	(2,109)

Net Cash Provided by Operating Activities	10,054	17,123

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	5,149	26,059
Proceeds from maturities, prepayments and calls of securities available for sale	47,511	68,586
Purchases of securities available for sale	(66,573)	(212,673)
Proceeds from sales of securities held to maturity	231	227
Proceeds from maturities, prepayments and calls of securities held to maturity	8,505	8,280
Decrease (increase) in loans receivable, net	16,978	(65,876)
Proceeds from sale of premises and equipment	954	—
Purchases of premises and equipment	(3,298)	(5,033)
Proceeds from disposition of real estate owned	1,153	2,488
Cash received in excess of cash paid in acquisition	20,736	4,387
Other investing activities, net	(15)	(1,492)

Net Cash Provided by (Used in) Investing Activities	31,331	(175,047)

Cash Flows from Financing Activities
Increase in deposits	58,825	142,207
Net change in short-term borrowings	(75,103)	24,538
Proceeds from long-term debt	5,000	—
Repayments of long-term debt	(997)	(216)
Dividends paid to shareholders	(3,969)	(3,102)
Proceeds from sale of treasury stock for stock options exercised	744	2,045
Costs of issuance of common stock in acquisition	(6)	—
Payments to repurchase common stock	(17,002)	(15,689)

Net Cash (Used in) Provided by Financing Activities	(32,508)	149,783

Net Increase (Decrease) In Cash and Cash Equivalents	8,877	(8,141)
Cash and Cash Equivalents at Beginning of Period	53,252	69,571

Cash and Cash Equivalents at End of Period	$62,129	$61,430

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$808	$658

Common stock issued in acquisition	$47,743	$15,496

Exercise of stock options with payment in company stock	$913	$45

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$23,014	$15,376

Income taxes, net	$5,029	$3,153

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

All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments, and tax assets, liabilities and expenses.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Note 2 – Stock Split

In July 2005, the Board of Directors declared a five-for-four stock split in the form of a 25% stock dividend, payable August 15, 2005 to shareholders of record as of August 1, 2005. Unless otherwise indicated, all share and per share amounts have been restated to reflect the stock split.

Note 3 – Earnings Per Share

For the three months ended June 30, 2005, basic earnings per share were based on 9,233,918 weighted average shares outstanding and diluted earnings per share were based on 9,860,666 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 275,591; and (b) the weighted average shares purchased in Treasury Stock of 2,293,148.

For the six months ended June 30, 2005, basic earnings per share were based on 9,112,063 weighted average shares outstanding and diluted earnings per share were based on 9,768,323 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 3,213; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 249,914; and (c) the weighted average shares purchased in Treasury Stock of 2,267,835.

Note 4 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performed its annual impairment tests as of October 1, 2004 and 2003. These tests indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

The change in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows:

(dollars in thousands)	Amount
Balance, December 31, 2004	$64,732
Acquired goodwill	28,729
Other goodwill adjustments	(40)

Balance, June 30, 2005	$93,421

Other goodwill adjustments relate to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

The Company records purchase accounting intangible assets that consist of core deposit intangibles and mortgage servicing rights. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	June 30, 2005			June 30, 2004
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$10,282	$2,267	$8,015	$5,244	$1,234	$4,010
Mortgage servicing rights	313	242	71	313	173	140

Total	$10,595	$2,509	$8,086	$5,557	$1,407	$4,150

The amortization expense related to purchase accounting intangibles for the three months ended June 30, 2005 and 2004, was $332,000 and $255,000, respectively. The amortization expense of the purchase accounting intangibles for the six months ended June 30, 2005 and 2004, was $633,000 and $494,000, respectively.

Note 5 – Compensation Cost for Stock-based Incentives

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company uses the intrinsic value method under APB Opinion 25 to account for stock options granted.

Applying SFAS 123 would result in pro forma net income and earnings per share amounts as follows:

(dollars in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net Income:
As reported	$8,128	$6,487	$15,428	$12,978
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(403)	(342)	(765)	(610)

Pro forma	$7,725	$6,145	$14,663	$12,368

Earnings per share:
As reported - basic	$0.88	$0.76	$1.69	$1.55
diluted	$0.82	$0.71	$1.58	$1.42

Pro forma - basic	$0.84	$0.73	$1.61	$1.47
diluted	$0.79	$0.67	$1.51	$1.37

Note 6 – Acquisition

The Company completed the acquisition of American Horizons Bancorp, Inc., the holding company for American Horizons Bank, of Monroe, Louisiana (“American Horizons”) on January 31, 2005. The acquisition expanded the Company’s presence in North Louisiana.

The consolidated statements of income include the results of operations for American Horizons from the acquisition date. The transaction resulted in $28.7 million of goodwill and $5.0 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of American Horizons received 792,348 shares (or the equivalent of 990,435 post-split shares) of the Company’s common stock valued at $47.7 million and cash of $653,000. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$21,389
Investment securities	11,504
Loans, net	194,350
Premises and equipment, net	7,238
Goodwill	28,729
Core deposit intangibles	5,039
Other assets	9,124
Deposits	(192,653)
Borrowings	(34,207)
Other liabilities	(2,116)

Total purchase price	$48,397

The following pro forma information for the six month periods ended June 30, 2005 and June 30, 2004 reflects the Company’s estimated consolidated results of operations as if the acquisition of American Horizons occurred at January 1 of the respective periods, unadjusted for anticipated cost savings resulting from the merger. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the period presented or of future results.

	Pro Forma Combined For the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2005	June 30, 2004
Interest and noninterest income	$79,401	$72,601
Net income	$15,584	$14,225
Earnings per share – basic	$1.68	$1.51
Earnings per share – diluted	$1.57	$1.41

The Company recorded $650,000 of merger-related and restructuring costs during the first quarter of 2005 related to the American Horizons acquisition. Key components of merger-related and restructuring charges included lease cancellation and other branch closure costs, severance and personnel-related costs, systems integration costs, and marketing and public relations costs.

Note 7 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123 and calls for companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006.

SFAS No. 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB No. 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. Under SFAS No. 123(R), the fair value of a stock-based compensation award is recognized over the employee’s service period.

On March 25, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides guidance regarding the valuation of share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

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

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, changes in market and economic conditions, including current forward interest rate curves; changes in interest rates, deposit flows, loan demand and real estate values; competitive pressures; changes in accounting principles, policies or guidelines; changes in the Company’s loan or investment portfolio; legislative or regulatory changes; changes in monetary or fiscal policies; military or terrorist activities; litigation costs and expenses; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s business activities and prospects.

SECOND QUARTER OVERVIEW

During the second quarter of 2005, the Company earned $8.1 million, or $0.82 per share on a diluted basis. This represents a 15.5% increase over the $0.71 per diluted share, or $6.5 million, earned for the second quarter of 2004. Net income for the six months ended June 30, 2005 totaled $15.4 million, up 18.9%, compared to the $13.0 million earned during the first six months of 2004. Quarterly and year-to-date comparatives are influenced, in part, by the acquisition of Alliance Bank of Baton Rouge (“Alliance”) on February 29, 2004 and the acquisition of American Horizons on January 31, 2005. The key components of the Company’s performance are summarized below.

•	Total assets at June 30, 2005 were $2.7 billion, up $260.1 million, or 10.6%, from $2.4 billion at December 31, 2004. Shareholders’ equity increased by $43.6 million, or 19.8%, from $220.2 million at December 31, 2004 to $263.8 million at June 30, 2005.

•	Total loans at June 30, 2005 were $1.8 billion, an increase of $179.4 million, or 10.9%, from $1.7 billion at December 31, 2004. The increase from year end 2004 includes the $198.5 million loan base attributable to the American Horizons acquisition. The Company’s portfolio management process associated with the American Horizons acquisition and anticipated pay downs have tempered growth during 2005.

•	Total customer deposits increased $251.2 million, or 14.2%, from $1.8 billion at December 31, 2004 to $2.0 billion at June 30, 2005. The increase from year end 2004 includes $192.7 million in customer deposits attributable to the American Horizons acquisition, which was enhanced by organic growth of $58.5 million.

•	Net interest income increased $3.2 million, or 17.4%, for the three months ended June 30, 2005, compared to the same period of 2004. For the six months ended June 30, 2005, net interest income increased $5.7 million or 15.9%, compared to the same period of 2004. This increase was largely attributable to increased volume, coupled with a modest increase in the yield on earnings assets. The corresponding net interest margin ratio on a tax-equivalent basis was 3.54% for the quarters ended June 30, 2005 and 2004.

•	Noninterest income increased $916,000, or 15.7%, for the second quarter of 2005 as compared to the same period of 2004. The increase was mainly driven by higher service charge revenues on deposit accounts, ATM/debit card fees, broker commissions and a $184,000 gain on the sale of a former branch location in the New Orleans market. These increases were partially offset by reduced gains on the sale of mortgage loans into the secondary market. For the six months ended June 30, 2005, noninterest income increased $1.4 million, or 12.7%, compared to the same period of 2004. The year-to-date increase included payments of $259,000 received as a result of the PULSE-Discover merger.

•	Noninterest expense increased $2.0 million, or 14.5%, for the quarter ended June 30, 2005, as compared to the same quarter last year. This increase was primarily due to higher compensation expense as a result of additional staff related to the American Horizons acquisition and strategic hires during 2004, which was partially offset by savings resulting from the completion of funding of the Company’s ESOP. For the six months ended June 30, 2005, noninterest expense increased $4.5 million, or 16.5%, compared to the same period of 2004. The year-to-date increase includes $650,000 of one-time expenses associated with the integration and conversion of American Horizons.

•	The Company provided $630,000 for possible loan losses during the second quarter of 2005, compared to $705,000 for the second quarter of 2004. A total of $1.3 million for possible loan losses was recorded for the six months ended June 30, 2005, compared to $1.8 million for the same period of 2004. The Company has been able to reduce the provision for loan losses due to the continued strong asset quality of the loan portfolio combined with the reduction (excluding acquired loans) in the Company’s loan portfolio. As of June 30, 2005, the allowance for loan losses as a percent of total loans was 1.37%, compared to 1.29% at June 30, 2004. Net charge-offs for the second quarter of 2005 were $619,000, or 0.14%, of average loans on an annualized basis, compared to $416,000, or 0.11%, a year earlier. The coverage of net charge-offs by the provision for loan losses was 1.02 times for the second quarter of 2005 and 1.70 times for the second quarter of 2004. The coverage of nonperforming assets by the allowance for loan losses was 3.39 times at the end of the second quarter of 2005, as compared to 3.27 times at December 31, 2004 and 3.97 times at June 30, 2004.

•	In June 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per common share ($0.24 per common post-split shares), a 15% increase compared to the same quarter of 2004.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.5 billion during the quarter ended June 30, 2005, an increase of $341.2 million, or 15.9%, from the year ended December 31, 2004. This is primarily the result of the American Horizons acquisition. For the six months ended June 30, 2005, average earning assets amounted to $2.4 billion, an increase of $389.7 million, or 19.0%, from the same period of 2004, and an increase of $298.9 million, or 13.9%, from the year ended December 31, 2004.

Loans and Leases – The loan portfolio increased $179.4 million, or 10.9%, during the first six months of 2005. This increase includes $198.5 million loan base attributable to the American Horizons acquisition. Loan growth during 2005 has been tempered by the Company’s portfolio management process associated with the American Horizons acquisition and anticipated pay downs during the first six months of the year. The commercial loan portfolio was most significantly impacted by these factors.

The Company’s loan to deposit ratios at June 30, 2005 and December 31, 2004 were 90.4% and 93.1%, respectively. The percentage of fixed rate loans within the total loan portfolio has increased slightly from 65% at the end of 2004 to 67% as of June 30, 2005. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	June 30, 2005	December 31, 2004	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$407,726	$387,085	$20,641	5.3%
Construction	27,329	33,031	(5,702)	(17.3)

Total residential mortgage loans	435,055	420,116	14,939	3.6

Commercial loans:
Real estate	516,377	419,427	96,950	23.1
Business	332,603	307,614	24,989	8.1

Total commercial loans	848,980	727,041	121,939	16.8

Consumer loans:
Indirect automobile	229,910	222,481	7,429	3.3
Home equity	239,770	213,533	26,237	12.3
Other	76,355	67,455	8,900	13.2

Total consumer loans	546,035	503,469	42,566	8.5

Total loans receivable	$1,830,070	$1,650,626	$179,444	10.9%

Excluding the $155.2 million in commercial loans attributable to the American Horizons acquisition, total commercial loans decreased $33.3 million compared to December 31, 2004. The Company’s commercial loan pipeline remains strong, with expected fundings in the second half of 2005.

Excluding the $39.8 million in consumer loans attributable to the American Horizons acquisition, total consumer loans increased $2.8 million compared to December 31, 2004. Home equity loans continue to be the primary driver of consumer loan growth as customers take advantage of favorable market rates and the Company’s no closing costs home equity product.

Excluding the $3.5 million in mortgage loans attributable to the American Horizons acquisition, total residential mortgage loans increased $11.4 million compared to December 31, 2004. Growth in residential mortgage loans is primarily related to credit extended to high net worth individuals through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2005.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2004	$526,933	$40,022
Acquired through mergers	11,504	—
Purchases	66,573	—
Sales	(5,174)	(234)
Principal maturities, prepayments and calls	(47,511)	(8,505)
Amortization of premiums and accretion of discounts	(967)	(57)
Increase/(decrease) in market value	(2,386)	—

Balance, June 30, 2005	$548,972	$31,226

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of June 30, 2005, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $5.7 million, or 29.5%, to $13.6 million at June 30, 2005, compared to $19.3 million at December 31, 2004.

Mortgage Loans Held for Sale – Loans held for sale increased $8.4 million, or 104.0%, to $16.5 million at June 30, 2005, compared to $8.1 million at December 31, 2004. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $7.4 million, or 0.27% of total assets at June 30, 2005, compared to $6.2 million, or 0.25% of total assets at December 31, 2004. The allowance for loan losses amounted to $25.1 million, or 1.37% of total loans and 353.6% of total nonperforming loans at June 30, 2005, compared to 1.22% and 355.2%, respectively, at December 31, 2004. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	June 30, 2005	December 31, 2004
Nonaccrual loans:
Commercial, financial and agricultural	$4,057	$1,936
Mortgage	783	735
Loans to individuals	1,718	1,784

Total nonaccrual loans	6,558	4,455
Accruing loans 90 days or more past due	540	1,209

Total nonperforming loans (1)	7,098	5,664
Foreclosed property	300	492

Total nonperforming assets (1)	7,398	6,156
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$7,398	$6,156

Nonperforming loans to total loans (1)	0.39%	0.34%
Nonperforming assets to total assets (1)	0.27%	0.25%
Allowance for loan losses to nonperforming loans (1)	353.6%	355.2%
Allowance for loan losses to total loans	1.37%	1.22%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due

The percentage of nonperforming assets to total loans increased from 0.37% at the end of 2004 to 0.40% at June 30, 2005, primarily due to a $2.1 million, or 109.6%, increase in nonaccrual commercial loans. Nonperforming asset balances increased by $1.2 million, or 20.2%, since the end of 2004. Nonperforming loans increased $1.4 million, or 25.3%, during the first six months of the year. These increases primarily relate to loans attributable to the American Horizons acquisition. Net charge-offs for the second quarter of 2005 were $619,000, or 0.14% of average loans on an annualized basis, as compared to $416,000, or 0.11%, for the same quarter last year.

In determining the amount of the allowance for loan losses, management uses information from its portfolio management process, relationship managers and ongoing loan review efforts to stratify the loan portfolio into asset risk classifications. Based on this information, management assigns a general or specific reserve allocation. The foundation for the allowance is a detailed review of the overall loan portfolio and its performance. The portfolio is segmented into homogenous pools (i.e., commercial, business banking, consumer, mortgage, indirect, and credit card), which are analyzed based on risk factors, current and historical performance and specific loan reviews (for significant loans). Consideration is given to the specific risk within these segments, the maturity of these segments (e.g., rapid growth versus fully seasoned), the Company’s strategy for each segment (e.g., growth versus maintain), and the historical loss rate for these segments both at the Company and its peers. Consideration is also given to the impact of a number of relevant external factors that influence components of the loan portfolio or the portfolio as a whole, including current and projected economic conditions.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2005.

(dollars in thousands)	Amount
Balance, December 31, 2004	$20,116
Addition due to purchase transaction	4,893
Provision charged to operations	1,280
Loans charged off	(2,036)
Recoveries	849

Balance, June 30, 2005	$25,102

Other Assets

The following table details the changes in other assets during the first six months of 2005.

	June 30, 2005	December 31, 2004	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Cash and due from banks	$48,514	$33,927	$14,587	43.0%
Premises and equipment	47,548	39,557	7,991	20.2
Goodwill	93,421	64,732	28,689	44.3
Bank-owned life insurance	43,601	37,640	5,961	15.8
Other	60,295	47,847	12,448	26.0

Total other assets	$293,379	$223,703	$69,676	31.1%

The $8.0 million increase in premises and equipment is primarily the result of the $7.2 million of fixed assets obtained through the American Horizons acquisition. The $28.7 million increase in goodwill relates to the American Horizons acquisition. The $6.0 million increase in bank-owned life insurance relates primarily to a $5.0 million policy purchase coupled with earnings on policies. Other assets increased $12.4 million primarily due to the core deposit intangible ($4.8 million amortized value as of June 30, 2005) related to the American Horizons acquisition and $1.9 million in FHLB stock acquired in the American Horizons acquisition.

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

Deposits – Total end of period deposits increased $251.2 million, or 14.2%, to $2.0 billion at June 30, 2005, compared to $1.8 billion at December 31, 2004. Excluding the $192.7 million in deposits attributable to the American Horizons acquisition, total customer deposits increased $58.5 million compared to December 31, 2004. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30, 2005	December 31, 2004	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Noninterest-bearing DDA	$264,439	$218,859	$45,580	20.8%
NOW accounts	546,859	532,584	14,275	2.7
Savings and money market accounts	483,057	393,772	89,285	22.7
Certificates of deposit	730,285	628,274	102,011	16.2

Total deposits	$2,024,640	$1,773,489	$251,151	14.2%

Excluding the effect of the American Horizons acquisition, noninterest-bearing checking accounts have increased $6.0 million, or 2.7%, interest-bearing checking account deposits have decreased $26.2 million, or 4.9%, savings and money market accounts have increased $66.3 million, or 16.8% and certificate of deposit accounts have increased $12.4 million, or 2.0%.

Short-term Borrowings – Short-term borrowings decreased $75.1 million, or 31.8%, to $161.4 million at June 30, 2005, compared to $236.5 million at December 31, 2004. This decrease is the result of strong deposit growth relative to loan growth. The Company’s short-term borrowings at June 30, 2005 were comprised of $119.5 million in FHLB of Dallas advances with maturities of one month or less and $41.9 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs. The average rates paid on short-term borrowings were 2.42% and 1.14% for the quarters ended June 30, 2005 and 2004, respectively.

Long-term Borrowings – Long-term borrowings increased $37.6 million, or 18.2%, to $243.7 million at June 30, 2005, compared to $206.1 million at December 31, 2004. The increase was primarily due to $27.8 million of fixed-rate advances from the FHLB and $6.4 million in junior subordinated debt obtained through the acquisition of American Horizons. At June 30, 2005, the Company’s long-term borrowings were comprised of $206.3 million of fixed and variable rate advances from the FHLB of Dallas and $37.3 million in junior subordinated debt. The average rates paid on long-term borrowings were 4.18% and 4.30% for the quarters ended June 30, 2005 and 2004, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2005, shareholders’ equity totaled $263.8 million, an increase of $43.6 million, or 19.8%, compared to $220.2 million at December 31, 2004. The following table details the changes in shareholders’ equity during the first six months of 2005.

(dollars in thousands)	Amount
Balance, December 31, 2004	$220,162
Common stock issued for acquisition	47,737
Net income	15,428
Common stock released by the Company’s ESOP trust	623
Common stock earned by participants in the Company’s RRP trust	789
Sale of treasury stock for stock options exercised	1,837
Cash dividends declared	(4,411)
Repurchases of common stock placed into treasury	(17,002)
Decrease in other comprehensive income	(1,355)

Balance, June 30, 2005	$263,808

On May 5, 2005, the Company announced the completion of the June 25, 2004 program and a new Stock Repurchase Program authorizing the repurchase of up to 300,000 common shares. Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended June 30, 2005, the Company repurchased a total of 193,191 shares of its Common Stock under publicly announced Stock Repurchase Programs. The following table details these purchases during the quarter. This data reflects actual purchase activity and has not been adjusted for the stock split described in Note 2.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
April	25,000	$61.42	25,000	433
May	127,400	$58.83	127,400	173,033
June	40,791	$59.62	40,791	132,242

Total	193,191	$59.33	193,191

No shares were repurchased during the quarter ended June 30, 2005, other than through publicly announced plans.

RESULTS OF OPERATIONS

Net income for the second quarter of 2005 totaled $8.1 million, compared to $6.5 million earned during the second quarter of 2004, an increase of $1.6 million, or 25.3%. For the six months ended June 30, 2005, the Company reported net income of $15.4 million, compared to $13.0 million earned during the same period of 2004, an increase of $2.5 million, or 18.9%.

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

Net interest income increased $3.2 million, or 17.4%, to $21.3 million for the three months ended June 30, 2005, compared to $18.1 million for the three months ended June 30, 2004. The increase was due to a $7.4 million, or 28.1%, increase in interest income, which was partially offset by a $4.2 million, or 52.0%, increase in interest expense. The increase in net interest income was the result of a $362.6 million, or 17.1%, increase in the average balance of earning assets, which was partially offset by a $288.0 million, or 15.3%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and average interest-bearing liabilities increased 45 and 54 basis points during this period, respectively.

For the six months ended June 30, 2005, net interest income increased $5.7 million, or 15.9%, to $41.8 million, compared to $36.1 million for the first six months of 2004. The increase was due to a $13.4 million, or 26.0%, increase in interest income, which was partially offset by a $7.7 million, or 49.5%, increase in interest expense. The increase in net interest income was the result of a $389.7 million, or 19.0%, increase in the average balance of earning assets, which was partially offset by a $317.1 million, or 17.3%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets increased 30 basis points during this period, while the rate on average interest-bearing liabilities increased 47 basis points over the same period.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.26% during the three months ended June 30, 2005, compared to 3.35% for the comparable period in 2004. For the six months ended June 30, 2005 and 2004, the average interest rate spread was 3.28% and 3.45%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.54% during each of the three months ended June 30, 2005 and June 30, 2004. For the six months ended June 30, 2005 and 2004, the net interest margin on a taxable equivalent (TE) basis was 3.55% and 3.64%, respectively. The declines in net interest spread and net interest margin were primarily attributable to the increases in average yield on NOW accounts, time deposits and short-term borrowings offset, to a limited extent, by an increasing average yield on earning assets, primarily commercial loans that are tied to floating rate indices.

As of June 30, 2005, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 0.4% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 1.1% increase in net interest income from an unchanged rate environment. A similar 200 basis point rise in rates for the same period would approximate a 0.9% decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a 1.1% increase in net interest income from an unchanged rate environment. The impact of a flattening yield curve, as anticipated in the forward curve as of June 30, 2005, would approximate a 0.7% increase in net interest income. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The following table presents average balance sheets, net interest income and average interest rates for the three and six month periods ended June 30, 2005 and 2004.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2005			2004			2005			2004
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$432,901	$5,756	5.32%	$388,581	$5,327	5.48%	$428,447	$11,418	5.33%	$387,225	$10,721	5.54%
Commercial loans (TE)(2)	863,027	11,894	5.66	614,934	6,942	4.68	843,998	22,637	5.55	592,425	13,570	4.76
Consumer and other loans	540,434	9,100	6.75	493,475	8,003	6.52	531,659	17,679	6.71	483,421	15,937	6.63

Total loans	1,836,362	26,750	5.90	1,496,990	20,272	5.50	1,804,104	51,734	5.84	1,463,071	40,228	5.58
Mortgage loans held for sale	12,436	171	5.51	9,375	129	5.52	11,404	297	5.22	10,434	260	4.99
Investment securities (TE)(2) (3)	592,947	6,230	4.43	579,011	5,617	4.12	581,311	12,206	4.43	541,370	10,751	4.22
Other earning assets	43,509	398	3.66	37,250	176	1.90	46,073	765	3.35	38,320	355	1.86

Total earning assets	2,485,254	33,549	5.51	2,122,626	26,194	5.06	2,442,892	65,002	5.45	2,053,195	51,594	5.15

Allowance for loan losses	(25,104)			(19,509)			(24,128)			(19,115)
Nonearning assets	263,554			226,529			256,805			221,449

Total assets	$2,723,704			$2,329,646			$2,675,569			$2,255,529

Interest-bearing liabilities:
Deposits:
NOW accounts	$559,752	$2,192	1.57%	$524,380	$1,317	1.01%	$567,564	$4,291	1.52%	$500,915	$2,452	0.98%
Savings and money market accounts	472,989	1,411	1.20	406,582	806	0.80	447,688	2,369	1.07	396,037	1,504	0.76
Certificates of deposit	731,134	5,077	2.79	632,096	3,768	2.40	713,741	9,556	2.70	623,467	7,293	2.35

Total interest-bearing deposits	1,763,875	8,680	1.97	1,563,058	5,891	1.52	1,728,993	16,216	1.89	1,520,419	11,249	1.49
Short-term borrowings	171,943	1,053	2.42	169,651	489	1.14	181,703	2,042	2.24	151,622	873	1.14
Long-term debt	240,637	2,541	4.18	155,710	1,693	4.30	234,370	4,921	4.18	155,907	3,387	4.30

Total interest-bearing liabilities	2,176,455	12,274	2.25	1,888,419	8,073	1.71	2,145,066	23,179	2.17	1,827,948	15,509	1.70

Noninterest-bearing demand deposits	267,004			208,417			255,436			199,243
Noninterest-bearing liabilities	13,430			22,793			15,673			20,974

Total liabilities	2,456,889			2,119,629			2,416,175			2,048,165
Shareholders’ equity	266,815			210,017			259,394			207,364

Total liabilities and shareholders’ equity	$2,723,704			$2,329,646			$2,675,569			$2,255,529

Net earning assets	$308,799			$234,207			$297,826			$225,247

Ratio of earning assets to interest-bearing liabilities	114.19%			112.40%			113.88%			112.32%

Net interest spread		$21,275	3.26%		$18,121	3.35%		$41,823	3.28%		$36,085	3.45%

Tax equivalent benefit			0.13%			0.13%			0.13%			0.13%

Net interest income (TE) / Net interest margin (TE)(2)		$22,080	3.54%		$18,802	3.54%		$43,415	3.55%		$37,449	3.64%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

As a result of strong asset quality statistics combined with a second quarter reduction in the Company’s loan portfolio (excluding acquired loans), the Company lowered the provision for loan losses during the quarter ended June 30, 2005 to $630,000 compared to $705,000 for the same period in 2004. For the six months ended June 30, 2005, the provision for loan losses was $1.3 million compared to $1.8 million for the first six months of 2004. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, increased from 1.22% at December 31, 2004, to 1.37% at June 30, 2005. The 15 basis point increase resulted primarily from the adoption of the Company’s allowance for loan loss methodology on the American Horizons’ loan portfolio and associated risk reclassifications. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.29% as of June 30, 2004.

Noninterest Income – The Company’s total noninterest income was $6.7 million for the three months ended June 30, 2005, $916,000, or 15.7%, higher than the $5.8 million earned for the same period in 2004. For the six months ended June 30, 2005, total noninterest income increased $1.4 million, or 12.7%, from $11.4 million to $12.8 million compared to the six months ended June 30, 2004. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(dollars in thousands)	2005	2004		2005	2004
Service charges on deposit accounts	$3,684	$3,043	21.1%	$6,824	$5,949	14.7%
ATM/debit card fee income	692	519	33.3	1,300	951	36.7
Income from bank owned life insurance	505	389	29.8	961	766	25.5
Gain on sale of loans, net	549	605	(9.3)	1,107	1,467	(24.5)
Gain on sale of assets	215	32	571.9	251	42	497.6
Gain (loss) on sale of investments, net	(33)	329	(110.0)	(28)	472	(105.9)
Other income	1,133	912	24.2	2,412	1,734	39.1

Total noninterest income	$6,745	$5,829	15.7%	$12,827	$11,381	12.7%

Service charges on deposit accounts increased $641,000 for the second quarter and $875,000 for the first six months of 2005 primarily due to increased volume related to the American Horizons acquisition and revenue enhancement initiatives.

ATM/debit card fee income increased $173,000 for the second quarter and $349,000 for the first six months of 2005 resulting from an expanded cardholder base attributable to the American Horizons acquisition and increased usage.

Income from bank owned life insurance income increased $116,000 for the second quarter and $195,000 for the first six months of 2005 as the Company increased its average investment in bank owned life insurance from $31.0 million through the first six months of 2004 to $41.3 million for the same period in 2005.

Gain on sale of loans decreased $56,000 for the second quarter and $360,000 for the first six months of 2005 resulting from reduced demand for mortgage refinancings and associated sales of these loans into the secondary market.

Gain on sale of assets increased $183,000 for the second quarter and $209,000 for the first six months of 2005 primarily due to the sale of a branch in the New Orleans market. The Company ceased operating this branch location in February 2005 due to its proximity to another New Orleans branch location.

Other noninterest income increased $221,000 for the second quarter and $678,000 for the first six months of 2005. The second quarter increase was due to a $129,000 rise in broker and other commissions, coupled with modest increases in several other fee categories. The year-to-date increase is due to a $299,000 rise in broker and other commissions, $259,000 in payments received as a result of the conversion of the Company’s ownership interest in the PULSE EFT Association (“PULSE”) as a result of PULSE’s merger with Discover Financial Services and modest increases in several other fee categories.

Noninterest Expense – The Company’s total noninterest expense was $16.0 million for the three months ended June 30, 2005, $2.0 million, or 14.5%, higher than the $14.0 million incurred for the same period in 2004. Noninterest expense increased $4.5 million, or 16.5%, for the six months ended June 30, 2005, to $31.7 million, compared to $27.2 million for the six months ended June 30, 2004. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(dollars in thousands)	2005	2004		2005	2004
Salaries and employee benefits	$8,233	$7,521	9.5%	$16,472	$14,634	12.6%
Occupancy and equipment	2,034	1,713	18.7	3,923	3,414	14.9
Franchise and shares tax	818	718	13.9	1,590	1,418	12.1
Communication and delivery	808	709	14.0	1,584	1,363	16.2
Marketing and business development	587	359	63.5	1,099	810	35.7
Data processing	432	385	12.2	870	760	14.5
Printing, stationery and supplies	245	218	12.4	506	436	16.1
Amortization of acquisition intangibles	316	234	35.0	601	452	33.0
Other expenses	2,574	2,161	19.1	5,078	3,941	28.9

Total noninterest expense	$16,047	$14,018	14.5%	$31,723	$27,228	16.5%

Salaries and employee benefits increased $712,000 for the second quarter and $1.8 million for the first six months of 2005 due to increased staffing associated with the American Horizons acquisition, as well as several strategic hires made during 2004. Due to the completion of funding of the Company’s ESOP at the end of the first quarter of 2005, the Company has realized savings of $541,000 for the second quarter of 2005 and $613,000 for the first six months of 2005 compared to the respective periods in 2004.

Marketing and business development expense increased $228,000 for the second quarter and $289,000 for the first six months of 2005 due primarily to the Company’s expanded advertising and business development programs in selected markets.

Other noninterest expenses increased $413,000 for the second quarter and $1.1 million for the first six months of 2005. The quarterly increase relates primarily to increased ATM/debit card expenses, employee development activities and professional service expenses. In addition to these increases, the six month period ending June 30, 2005 also includes $650,000 of one-time expenses associated with the integration and conversion of American Horizons.

Quarterly and six month increases in the remaining noninterest expense items relate to the Company’s infrastructure expansion and improvements.

Income Tax Expense – Income tax expense increased $475,000, or 17.3%, for the three months ended June 30, 2005 to $3.2 million, compared to $2.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, income tax expense increased $718,000, or 13.1%, to $6.2 million, compared to $5.5 million for the six months ended June 30, 2004. The increase in income tax expense was principally due to the increase in pre-tax earnings.

The effective tax rates for the three months ended June 30, 2005 and 2004 were 28.3% and 29.7%, respectively. The effective tax rates for the six months ended June 30, 2005 and 2004 were 28.7% and 29.8%, respectively. The decrease in the Company’s effective tax rates for 2005 is attributable to the decrease in ESOP compensation expense, a large portion of which was not deductible for tax purposes, along with increases in the levels of tax-exempt income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2005 totaled $363.2 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2005, the Company had $321.0 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at June 30, 2005 were $327.9 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $75 million in the form of federal funds and other lines of credit. At June 30, 2005, the Company had no balance outstanding on these lines and all of the funding was available to the Company. In addition, the Company issued junior subordinated debt totaling $37.3 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At June 30, 2005, the total approved unfunded loan commitments outstanding amounted to $29.1 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $376.0 million.

At June 30, 2005, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of June 30, 2005.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$199,526	7.61%	$104,880	4.00%
Tier 1 Risk-Based	$199,526	11.01%	$72,467	4.00%
Total Risk-Based	$222,202	12.27%	$144,933	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005. Additional information at June 30, 2005 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of equity securities is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 11, 2005.

1.	With respect to the election of four directors to serve three-year terms expiring in the year 2008 and until their successors are elected and qualified, the following are the number of shares voted (pre-split) for each nominee:

Nominees	For	Withheld
Harry V. Barton, Jr.	6,452,338	459,881
Daryl G. Byrd	6,583,652	328,567
E. Stewart Shea, III	6,452,884	459,335
David H. Welch	6,656,253	255,966

There were no abstentions or broker non-votes.

2.	With respect to the ratification of the appointment of Castaing, Hussey & Lolan, LLC as the Company’s independent auditors for the fiscal year ending December 31, 2005, the following are the number of shares voted (pre-split):

For	Against	Abstain
6,725,178	182,779	4,262

There were no broker non-votes.

3.	With respect to the adoption of the 2005 Stock Incentive Plan, the following are the number of shares voted (pre-split):

For	Against	Abstain
2,957,067	2,538,982	16,402

There were 1,399,768 broker non-votes.

Item 5. Other Information

The Board of Directors adopted the IBERIABANK Corporation 2005 Stock Incentive Plan (the “2005 Plan”) effective March 21, 2005, subject to shareholder approval at the 2005 Annual Meeting of Shareholders (the “Meeting”). The 2005 Plan was approved by the Company’s shareholders at the Meeting. A summary of the principal provisions of the 2005 Plan and its operation is set forth in Exhibit 99.1 hereto and is incorporated herein by reference. The description of the 2005 Plan is qualified in its entirety by reference to the 2005 Plan, a copy of which is set forth in full in Exhibit 10.1 hereto and is incorporated herein by reference.

On July 21, 2005, the Company announced the declaration of a five-for-four stock split in the form of a 25% stock dividend, payable August 15, 2005 to shareholders of record as of August 1, 2005. Pursuant to the 2005 Plan, the 450,000 shares authorized for issuance thereunder will be adjusted to 562,500 shares to reflect the increase in the number of additional shares resulting from the stock split.

Effective July 7, 2005, the term of the employment agreement of Daryl G. Byrd, the President and Chief Executive Officer of the Company and IBERIABANK, was extended through July 7, 2008. Mr. Byrd’s current base salary under the extended agreement is $410,000 per year.

Item 6. Exhibits

Exhibit No. 10.1	IBERIABANK Corporation 2005 Stock Incentive Plan.

Exhibit No. 10.2	Form of Award Agreement under 2001 Incentive Compensation Plan and 2005 Stock Incentive Plan.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit No. 99.1	Description of the 2005 Stock Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: August 8, 2005	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Anthony J. Restel
Anthony J. Restel
Executive Vice President and Chief Financial Officer

Date: August 8, 2005	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Senior Vice President and Controller and
Principal Accounting Officer