Form 10-Q
period 2005-09-30
IBERIABANK CORP
filed 2005-11-08
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had 9,477,344 shares of common stock, $1.00 par value, which were issued and outstanding as of October 31, 2005.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$50,901	$33,940
Interest-bearing deposits in banks	65,330	19,325

Total cash and cash equivalents	116,231	53,265
Securities available for sale, at fair value	521,104	526,933
Securities held to maturity, fair values of $30,538 and $41,061, respectively	30,008	40,022
Mortgage loans held for sale	15,581	8,109
Loans, net of unearned income	1,879,304	1,650,626
Allowance for loan losses	(38,078)	(20,116)

Loans, net	1,841,226	1,630,510
Premises and equipment, net	50,866	39,557
Goodwill	93,240	64,732
Other assets	108,936	85,474

Total Assets	$2,777,192	$2,448,602

Liabilities
Deposits:
Noninterest-bearing	$317,665	$218,859
Interest-bearing	1,785,046	1,554,630

Total deposits	2,102,711	1,773,489
Short-term borrowings	143,204	236,453
Long-term debt	258,580	206,089
Other liabilities	14,565	12,409

Total Liabilities	2,519,060	2,228,440

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized;
11,801,979 and 10,812,221 shares issued, respectively (1)	11,802	10,812
Additional paid-in capital	188,687	136,841
Retained earnings	144,867	137,887
Unearned compensation	(9,287)	(5,581)
Accumulated other comprehensive income	(3,195)	390
Treasury stock at cost - 2,332,435 and 2,206,650 shares, respectively (1)	(74,742)	(60,187)

Total Shareholders’ Equity	258,132	220,162

Total Liabilities and Shareholders’ Equity	$2,777,192	$2,448,602

(1)	All share amounts have been restated to reflect the five-for-four stock split, paid August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$27,781	$21,469	$79,514	$61,697
Mortgage loans held for sale, including fees	222	101	519	361
Investment securities:
Taxable interest	5,367	5,623	16,324	15,089
Tax-exempt interest	622	636	1,872	1,921
Other	549	218	1,314	573

Total interest and dividend income	34,541	28,047	99,543	79,641

Interest Expense
Deposits	9,789	6,126	26,005	17,375
Short-term borrowings	935	802	2,977	1,675
Long-term debt	2,775	1,888	7,696	5,275

Total interest expense	13,499	8,816	36,678	24,325

Net interest income	21,042	19,231	62,865	55,316
Provision for loan losses	15,164	857	16,444	2,616

Net interest income after provision for loan losses	5,878	18,374	46,421	52,700

Noninterest Income
Service charges on deposit accounts	3,576	3,317	10,400	9,266
ATM/debit card fee income	633	523	1,933	1,474
Income from bank owned life insurance	510	443	1,471	1,210
Gain on sale of loans, net	864	592	1,971	2,059
Gain on sale of assets	10	9	262	51
Gain (loss) on sale of investments, net	—	7	(28)	479
Other income	1,047	966	3,458	2,699

Total noninterest income	6,640	5,857	19,467	17,238

Noninterest Expense
Salaries and employee benefits	7,995	7,923	24,466	22,557
Occupancy and equipment	2,145	1,720	6,068	5,134
Franchise and shares tax	811	714	2,401	2,132
Communication and delivery	765	730	2,348	2,093
Marketing and business development	340	333	1,439	1,143
Data processing	445	375	1,316	1,135
Printing, stationery and supplies	219	200	725	636
Amortization of acquisition intangibles	307	222	908	674
Other expenses	2,746	2,012	7,824	5,953

Total noninterest expense	15,773	14,229	47,495	41,457

Income (loss) before income tax expense	(3,255)	10,002	18,393	28,481
Income tax expense (benefit)	(1,914)	2,966	4,306	8,467

Net Income (Loss)	$(1,341)	$7,036	$14,087	$20,014

Earnings (loss) per share - basic (1)	$(0.15)	$0.84	$1.54	$2.39

Earnings (loss) per share - diluted (1)	$(0.15)	$0.78	$1.44	$2.20

(1)	All share amounts have been restated to reflect the five-for-four stock split, paid August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2003 (1)	$10,453	$114,674	$117,876	$(2,668)	$183	$(45,349)	$195,169

Comprehensive income:
Net income			20,014				20,014
Change in unrealized gain on securities available for sale, net of deferred taxes					155		155
Change in fair value of derivatives used for cash flow hedges, net of tax effect					93		93

Total comprehensive income							20,262
Cash dividends declared, $.62 per share			(5,345)				(5,345)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 155,355 shares		2,093				1,734	3,827
Common stock released by ESOP trust		1,587		330			1,917
Common stock earned by participants of recognition and retention plan trust, including tax benefit		291		493			784
Common stock issued for recognition and retention plan		2,965		(3,984)		1,019	—
Common stock issued for acquisition	359	15,208	(71)				15,496
Treasury stock acquired at cost, 401,833 shares						(18,558)	(18,558)

Balance, September 30, 2004	$10,812	$136,818	$132,474	$(5,829)	$431	$(61,154)	$213,552

Balance, December 31, 2004	$10,812	$136,841	$137,887	$(5,581)	$390	$(60,187)	$220,162

Comprehensive income:
Net income			14,087				14,087
Change in unrealized gain on securities available for sale, net of deferred taxes					(4,379)		(4,379)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					794		794

Total comprehensive income							10,502
Cash dividends declared, $.72 per share			(6,909)				(6,909)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 139,145 shares		930				1,305	2,235
Common stock released by ESOP trust		519		104			623
Common stock earned by participants of recognition and retention plan trust, including tax benefit		202		1,084			1,286
Common stock issued for recognition and retention plan		3,250		(4,894)		1,644	—
Common stock issued for acquisition	990	46,945	(198)				47,737
Treasury stock acquired at cost, 365,488 shares						(17,504)	(17,504)

Balance, September 30, 2005	$11,802	$188,687	$144,867	$(9,287)	$(3,195)	$(74,742)	$258,132

(1)	All share amounts have been restated to reflect the five-for-four stock split, paid August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$14,087	$20,014

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,177	3,258
Provision for loan losses	16,444	2,616
Noncash compensation expense	1,815	2,447
Gain on sale of assets	(262)	(51)
Loss (Gain) on sale of investments	28	(479)
Amortization of premium/discount on investments	1,525	2,275
Net change in loans held for sale	(7,472)	(4,843)
Other operating activities, net	(7,618)	(4,615)

Net Cash Provided by Operating Activities	21,724	20,622

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	5,149	26,757
Proceeds from maturities, prepayments and calls of securities available for sale	73,066	109,031
Purchases of securities available for sale	(69,089)	(240,356)
Proceeds from sales of securities held to maturity	231	227
Proceeds from maturities, prepayments and calls of securities held to maturity	9,700	11,317
Increase in loans receivable, net	(34,424)	(138,008)
Proceeds from sale of premises and equipment	1,050	104
Purchases of premises and equipment	(7,718)	(6,758)
Proceeds from disposition of real estate owned	1,794	2,863
Cash received in excess of cash paid in acquisition	20,736	4,320
Other investing activities, net	505	(3,496)

Net Cash Provided by (Used in) Investing Activities	1,000	(233,999)

Cash Flows from Financing Activities
Increase in deposits	137,056	115,611
Net change in short-term borrowings	(93,249)	51,549
Proceeds from long-term debt	34,255	51,100
Repayments of long-term debt	(14,996)	(326)
Dividends paid to shareholders	(6,266)	(4,792)
Proceeds from sale of treasury stock for stock options exercised	952	2,325
Costs of issuance of common stock in acquisition	(6)	—
Payments to repurchase common stock	(17,504)	(18,558)

Net Cash Provided by Financing Activities	40,242	196,909

Net Increase (Decrease) In Cash and Cash Equivalents	62,966	(16,468)
Cash and Cash Equivalents at Beginning of Period	53,265	69,583

Cash and Cash Equivalents at End of Period	$116,231	$53,115

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$1,428	$1,470

Common stock issued in acquisition	$47,743	$15,496

Exercise of stock options with payment in company stock	$1,516	$45

2,359,854 shares issued in stock split, par value of shares issued	$2,360	$—

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$36,900	$24,018

Income taxes, net	$5,029	$4,350

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

Note 2 – Stock Split

In July 2005, the Board of Directors declared a five-for-four stock split in the form of a 25% stock dividend. The dividend was paid August 15, 2005 to shareholders of record as of August 1, 2005. Unless otherwise indicated, all share and per share amounts have been restated to reflect the stock split.

Note 3 – Earnings Per Share

For the three months ended September 30, 2005, basic and diluted earnings per share were based on 9,176,517 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 275,328; and (b) the weighted average shares purchased in Treasury Stock of 2,350,134.

For the nine months ended September 30, 2005, basic earnings per share were based on 9,133,783 weighted average shares outstanding and diluted earnings per share were based on 9,797,622 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average unreleased shares owned by the Employee Stock Ownership Plan (“ESOP”) of 2,130; (b) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 258,478; and (c) the weighted average shares purchased in Treasury Stock of 2,295,569.

Note 4 – Compensation Cost for Stock-based Incentives

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company uses the intrinsic value method under APB Opinion 25 to account for stock options granted.

Applying SFAS 123 would result in pro forma net income and earnings per share amounts as follows:

(dollars in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income (Loss):
As reported	$(1,341)	$7,036	$14,087	$20,014
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(416)	(356)	(1,181)	(966)

Pro forma	$(1,757)	$6,680	$12,906	$19,048

Earnings (loss) per share:
As reported - basic	$(0.15)	$0.84	$1.54	$2.39
diluted	$(0.15)	$0.78	$1.44	$2.20

Pro forma - basic	$(0.19)	$0.80	$1.41	$2.27
diluted	$(0.19)	$0.74	$1.32	$2.11

Note 5 – Acquisition

The Company completed the acquisition of American Horizons Bancorp, Inc., the holding company for American Horizons Bank, of Monroe, Louisiana (“American Horizons”) on January 31, 2005. The acquisition expanded the Company’s presence in North Louisiana.

The consolidated statements of income include the results of operations for American Horizons from the acquisition date. The transaction resulted in $28.5 million of goodwill and $5.0 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of American Horizons received 792,348 shares (or the equivalent of 990,435 post-split shares) of the Company’s common stock valued at $47.7 million and cash of $653,000. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$21,389
Investment securities	11,504
Loans, net	194,698
Premises and equipment, net	7,238
Goodwill	28,548
Core deposit intangibles	5,039
Other assets	9,026
Deposits	(192,653)
Borrowings	(34,207)
Other liabilities	(2,185)

Total purchase price	$48,397

The following pro forma information for the nine month periods ended September 30, 2005 and September 30, 2004 reflects the Company’s estimated consolidated results of operations as if the acquisition of American Horizons occurred at January 1 of the respective periods, unadjusted for anticipated cost savings resulting from the merger. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the period presented or of future results.

	Pro Forma Combined For the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2005	September 30, 2004
Interest and noninterest income	$120,586	$111,256
Net income	$14,244	$21,690
Earnings per share – basic	$1.54	$2.31
Earnings per share – diluted	$1.44	$2.15

The Company recorded $650,000 of merger-related and restructuring costs during the first quarter of 2005 related to the American Horizons acquisition. Key components of merger-related and restructuring charges included lease cancellation and other branch closure costs, severance and personnel-related costs, systems integration costs, and marketing and public relations costs.

Note 6 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performed its annual impairment tests as of October 1, 2005 and 2004. These tests indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

The change in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows:

(dollars in thousands)	Amount
Balance, December 31, 2004	$64,732
Acquired goodwill	28,548
Other goodwill adjustments	(40)

Balance, September 30, 2005	$93,240

Other goodwill adjustments relate to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

The Company records purchase accounting intangible assets that consist of core deposit intangibles and mortgage servicing rights. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	September 30, 2005			September 30, 2004
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$10,282	$2,574	$7,708	$5,244	$1,456	$3,788
Mortgage servicing rights	313	256	57	313	192	121

Total	$10,595	$2,830	$7,765	$5,557	$1,648	$3,909

The amortization expense related to purchase accounting intangibles for the three months ended September 30, 2005 and 2004 was $321,000 and $241,000, respectively. The amortization expense of the purchase accounting intangibles for the nine months ended September 30, 2005 and 2004 was $954,000 and $736,000, respectively.

Note 7 – Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123 and calls for companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2005. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, changes in market and economic conditions, including current forward interest rate curves; changes in interest rates, deposit flows, loan demand and real estate values; competitive pressures; changes in accounting principles, policies or guidelines; changes in the Company’s loan or investment portfolio; legislative or regulatory changes; changes in monetary or fiscal policies; natural disasters; military or terrorist activities; litigation costs and expenses; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s business activities and prospects.

THIRD QUARTER OVERVIEW

During the third quarter of 2005, the Company reported a net loss of $1.3 million, or $0.15 per share on a diluted basis. This represents a $0.93 decrease per share compared to the net income of $0.78 per diluted share, or $7.0 million, earned for the third quarter of 2004. The net loss resulted from one-time charges relating to Hurricanes Katrina and Rita. These storms made landfall in Louisiana on August 29 and September 23, 2005, respectively. One-time charges associated with the storms included a loan loss provision of $14.4 million and expenses of $346,000 related primarily to facilities damage and employee relocation and assistance. The Company also estimates that fee income was reduced by approximately $66,000 as a result of the storms.

Net income for the nine months ended September 30, 2005 totaled $14.1 million, down 29.6%, compared to net income of $20.0 million earned during the first nine months of 2004. Quarterly and year-to-date comparatives are also influenced, in part, by the acquisition of Alliance Bank of Baton Rouge (“Alliance”) on February 29, 2004 and the acquisition of American Horizons on January 31, 2005. Other key components of the Company’s performance are summarized below.

•	Total assets at September 30, 2005 were $2.8 billion, up $328.6 million, or 13.4%, from $2.4 billion at December 31, 2004. Shareholders’ equity increased by $38.0 million, or 17.2%, from $220.2 million at December 31, 2004 to $258.1 million at September 30, 2005.

•	Total loans at September 30, 2005 were $1.9 billion, an increase of $228.7 million, or 13.9%, from $1.7 billion at December 31, 2004. The increase from year end 2004 includes the $199.6 million loan base attributable to the American Horizons acquisition.

•	Total customer deposits increased $329.2 million, or 18.6%, from $1.8 billion at December 31, 2004 to $2.1 billion at September 30, 2005. The increase from year end 2004 includes $192.7 million in customer deposits attributable to the American Horizons acquisition, which was enhanced by organic growth of $136.5 million.

•	Net interest income increased $1.8 million, or 9.4%, for the three months ended September 30, 2005, compared to the same period of 2004. For the nine months ended September 30, 2005, net interest income increased $7.5 million or 13.6%, compared to the same period of 2004. This increase was largely attributable to increased volume. The corresponding net interest margin ratio on a tax-equivalent basis was 3.47% and 3.58% for the quarters ended September 30, 2005 and 2004, respectively.

•	Noninterest income increased $783,000, or 13.4%, for the third quarter of 2005 as compared to the same period of 2004. The increase was mainly driven by higher service charge revenues on deposit accounts and ATM/debit card fees and a $290,000 gain on the sale of nonperforming loans. These increases were partially offset by reduced broker commissions. For the nine months ended September 30, 2005, noninterest income increased $2.2 million, or 12.9%, compared to the same period of 2004. In addition to the increases noted for the third quarter, the year-to-date increase includes payments of $259,000 received as a result of the PULSE-Discover merger and a $184,000 gain on the sale of a branch in the New Orleans market. These increases were offset by a $382,000 reduction in gains on sales of investments.

•	Noninterest expense increased $1.5 million, or 10.8%, for the quarter ended September 30, 2005, as compared to the same quarter last year. The largest components of the increase relate to one-time expenses of $346,000 associated with facilities damages and other costs resulting from Hurricanes Katrina and Rita and higher occupancy costs as a result of the Company’s acquisition of American Horizons and organic expansion. For the nine months ended September 30, 2005, noninterest expense increased $6.0 million, or 14.6%, compared to the same period of 2004. The largest component of the year-to-date increase relates to higher compensation expense as a result of additional staff related to the American Horizons acquisition. The increase also includes $650,000 of one-time expenses associated with the integration and conversion of American Horizons.

•	The Company provided $15.2 million for possible loan losses during the third quarter of 2005, compared to $857,000 for the third quarter of 2004. Of the $15.2 million provision, $14.4 million relates to the additional credit risk associated with Hurricanes Katrina and Rita. A total of $16.4 million for possible loan losses was recorded for the nine months ended September 30, 2005, compared to $2.6 million for the same period of 2004. As of September 30, 2005, the allowance for loan losses as a percent of total loans was 2.03%, compared to 1.24% at September 30, 2004. Net charge-offs for the third quarter of 2005 were $1.8 million, or 0.39%, of average loans on an annualized basis, compared to $655,000, or 0.17%, a year earlier. The Company incurred $1.1 million in net charge-offs associated with Hurricane Katrina. No charge-offs were associated with Hurricane Rita during the quarter. The coverage of net charge-offs by the provision for loan losses was 8.25 times for the third quarter of 2005 and 1.31 times for the third quarter of 2004. The coverage of nonperforming assets by the allowance for loan losses was 7.00 times at the end of the third quarter of 2005, as compared to 3.27 times at December 31, 2004 and 3.20 times at September 30, 2004.

•	In September 2005, the Company announced a significant branch expansion initiative in response to client needs and opportunities presented by Hurricanes Katrina and Rita. Based on the expansion plan, the Company will open twelve new banking facilities in existing markets and other Louisiana locations not previously served by the Company.

•	In July 2005, the Company’s Board of Directors declared a five-for-four stock split in the form of a 25% stock dividend. The dividend was paid on August 15, 2005 to shareholders of record as of August 1, 2005. As a result of the stock split, shareholders received one additional share for every four shares held.

•	In September 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share, a 16% increase compared to the same quarter of 2004.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.5 billion during the quarter ended September 30, 2005, an increase of $350.7 million, or 16.4%, from the year ended December 31, 2004. This is primarily the result of the American Horizons acquisition. For the nine months ended September 30, 2005, average earning assets amounted to $2.5 billion, an increase of $353.8 million, or 16.8%, from the same period of 2004, and an increase of $316.3 million, or 14.8%, from the year ended December 31, 2004.

Loans and Leases – The loan portfolio increased $228.7 million, or 13.9%, during the first nine months of 2005. This increase includes the $199.6 million loan base attributable to the American Horizons acquisition. Loan growth during 2005 has been tempered by the Company’s portfolio management process associated with the American Horizons acquisition and anticipated pay downs during the first nine months of the year. The commercial loan portfolio was most significantly impacted by these factors.

The Company’s loan to deposit ratios at September 30, 2005 and December 31, 2004 were 89.4% and 93.1%, respectively. The percentage of fixed rate loans within the total loan portfolio has increased from 65% at the end of 2004 to 70% as of September 30, 2005. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2005	2004	Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$419,357	$387,085	$32,272	8.3%
Construction	30,805	33,031	(2,226)	(6.7)

Total residential mortgage loans	450,162	420,116	30,046	7.2
Commercial loans:
Real estate	530,678	419,427	111,251	26.5
Business	346,741	307,614	39,127	12.7

Total commercial loans	877,419	727,041	150,378	20.7
Consumer loans:
Indirect automobile	235,353	222,481	12,872	5.8
Home equity	239,834	213,533	26,301	12.3
Other	76,536	67,455	9,081	13.5

Total consumer loans	551,723	503,469	48,254	9.6

Total loans receivable	$1,879,304	$1,650,626	$228,678	13.9%

Excluding $156.3 million in commercial loans attributable to the American Horizons acquisition, total commercial loans decreased $5.9 million compared to December 31, 2004. During the third quarter of 2005, the Company sold a pool of $3.7 million of nonperforming loans to an unrelated third party. Most of the $3.7 million balance related to commercial loans. The Company’s commercial loan pipeline remains strong, with expected fundings in the fourth quarter of 2005 and first quarter of 2006.

Excluding $39.8 million in consumer loans attributable to the American Horizons acquisition, total consumer loans increased $8.5 million compared to December 31, 2004. Home equity and indirect automobile loans have driven consumer loan growth in 2005.

Excluding $3.5 million in mortgage loans attributable to the American Horizons acquisition, total residential mortgage loans increased $26.5 million compared to December 31, 2004. Growth in residential mortgage loans is primarily related to credit extended to high net worth individuals through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2005.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2004	$526,933	$40,022
Acquired through mergers	11,504	—
Purchases	69,089	—
Sales	(5,174)	(234)
Principal maturities, prepayments and calls	(73,066)	(9,700)
Amortization of premiums and accretion of discounts	(1,445)	(80)
Increase/(decrease) in market value	(6,737)	—

Balance, September 30, 2005	$521,104	$30,008

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of September 30, 2005, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $46.0 million, or 238.1%, to $65.3 million at September 30, 2005, compared to $19.3 million at December 31, 2004.

Mortgage Loans Held for Sale – Loans held for sale increased $7.5 million, or 92.1%, to $15.6 million at September 30, 2005, compared to $8.1 million at December 31, 2004. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

Due to the unprecedented devastation caused by Hurricanes Katrina and Rita in August and September 2005, respectively, the Company performed an extensive review of the loan portfolios impacted by these storms. Immediately after each of these storms passed, the Company’s credit team began intense analysis of affected portfolios, client flood and property and casualty insurance coverage, impacts on sources of repayment and underlying collateral, and client payment probability. This analysis was aided by flood mapping technology, physical inspection, and client contact.

The framework for the analysis involved first determining which clients were in the affected areas. Second, clients were grouped by segment type (e.g., commercial, private banking, mortgage, indirect automobile, etc.). Third, segmented clients were analyzed in detail and divided into three risk categories (i.e., low, medium and high). Low risk clients had no impact, or relatively insignificant impact, as a result of the storm. Medium risk clients had an impact on their primary or secondary sources of repayment, but had adequate liquidity to satisfy their obligations. Finally, high risk clients had potentially significant problems that affected both primary and secondary sources of repayment. Reserve levels were then placed against particular loans based on estimated default levels and loss expectations. For example, for residential mortgage loans, a 50% default rate was assumed for high risk clients on the gross loan balance outstanding (not net of estimated insurance proceeds), and a 40% loss rate was assumed. Medium risk residential mortgage clients were assumed to have a 35% default rate and a loss rate of 20%. Low risk clients were assumed to have a 20% default rate and a 10% loss rate. Similar methodologies were used for other segments and risk categories, though default rates and loss expectation levels differed between various segments and categories. No material consideration was given for any federal assistance or private mortgage insurance, and only minimal land values were assumed. Federal and/or state assistance may be forthcoming, but the outcome is uncertain at this time. Private mortgage insurance exists for 6% and 11% of residential mortgage loans affected by Hurricanes Katrina and Rita, respectively. Given limited real estate transaction closings since the hurricanes, no determination can be made regarding land values at this stage. The risk classifications and reserve allocation methodology are subject to change as particular situations continue to evolve.

While the Company is comfortable with the framework utilized and reserves recorded, actual default and loss rates may differ materially from levels assumed by the Company.

As a result of this analysis, the Company recorded hurricane-related loan loss provisions of $12.8 million and $1.6 million for Katrina and Rita, respectively.

The following table presents the activity in the allowance for loan losses during the first nine months of 2005.

(dollars in thousands)	Amount
Balance, December 31, 2004	$20,116
Addition due to purchase transaction	4,893
Adjustment for loans transferred to held for sale	(350)
Provision charged to operations	16,444
Loans charged off	(4,432)
Recoveries	1,407

Balance, September 30, 2005	$38,078

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $5.4 million, or 0.20% of total assets at September 30, 2005, compared to $6.2 million, or 0.25% of total assets at December 31, 2004. The allowance for loan losses amounted to $38.1 million, or 2.03% of total loans and 751.1% of total nonperforming loans at September 30, 2005, compared to 1.22% and 355.2%, respectively, at December 31, 2004. As described above, the increase in the allowance for loan losses relates to the impact of Hurricanes Katrina and Rita. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	September 30, 2005	December 31, 2004
Nonaccrual loans:
Commercial, financial and agricultural	$1,441	$1,936
Mortgage	363	735
Loans to individuals	1,661	1,784

Total nonaccrual loans	3,465	4,455
Accruing loans 90 days or more past due	1,605	1,209

Total nonperforming loans (1)	5,070	5,664
Foreclosed property	370	492

Total nonperforming assets (1)	5,440	6,156
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$5,440	$6,156

Nonperforming loans to total loans (1)	0.27%	0.34%
Nonperforming assets to total assets (1)	0.20%	0.25%
Allowance for loan losses to nonperforming loans (1)	751.1%	355.2%
Allowance for loan losses to total loans	2.03%	1.22%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due

The decrease in nonaccrual loans resulted primarily from the sale of $3.7 million of nonperforming loans during the third quarter of 2005. The vast majority of loans impacted by Hurricanes Katrina and Rita remained on accrual status as of September 30, 2005. Management will continue to monitor impacted loans and will transfer loans to nonaccrual status if warranted. Net charge-offs for the third quarter of 2005 were $1.8 million, or 0.39% of average loans on an annualized basis, as compared to $655,000, or 0.17%, for the same quarter last year. The Company charged off a total of $1.1 million in loans due to Hurricane Katrina. No charge-offs were associated with Hurricane Rita during the quarter.

During the quarter, the Company offered a 90-day payment deferral program on mortgage, consumer and small business loans in an effort to assist its loan customers in the areas most significantly impacted by the storms.

Other Assets

The following table details the changes in other assets during the first nine months of 2005.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2005	2004	Amount	Percent
Cash and due from banks	$50,901	$33,940	$16,961	50.0%
Premises and equipment	50,866	39,557	11,309	28.6
Goodwill	93,240	64,732	28,508	44.0
Bank-owned life insurance	44,112	37,640	6,472	17.2
Other	64,824	47,834	16,990	35.5

Total other assets	$303,943	$223,703	$80,240	35.9%

The $17.0 million increase in cash and due from banks is primarily due to additional cash needs resulting from Hurricanes Katrina and Rita.

The $11.3 million increase in premises and equipment is primarily the result of the $7.2 million of fixed assets obtained through the American Horizons acquisition and land and building purchases associated with the Company’s expansion initiative announced in September 2005.

The $28.5 million increase in goodwill relates to the American Horizons acquisition. The $6.5 million increase in bank-owned life insurance relates primarily to a $5.0 million policy purchase, coupled with earnings on policies.

Other assets increased $17.0 million due, in part, to the core deposit intangible ($4.7 million amortized value as of September 30, 2005) related to the American Horizons acquisition and $1.9 million in FHLB stock acquired in the American Horizons acquisition.

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

Deposits – Total end of period deposits increased $329.2 million, or 18.6%, to $2.1 billion at September 30, 2005, compared to $1.8 billion at December 31, 2004. Excluding the $192.7 million in deposits attributable to the American Horizons acquisition, total customer deposits increased $136.5 million compared to December 31, 2004. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2005	2004	Amount	Percent
Noninterest-bearing DDA	$317,665	$218,859	$98,806	45.1%
NOW accounts	546,017	532,584	13,433	2.5
Savings and money market accounts	502,479	393,772	108,707	27.6
Certificates of deposit	736,550	628,274	108,276	17.2

Total deposits	$2,102,711	$1,773,489	$329,222	18.6%

Excluding the effect of the American Horizons acquisition, noninterest-bearing checking accounts have increased $59.2 million, or 27.1%, interest-bearing checking account deposits have decreased $27.0 million, or 5.1%, savings and money market accounts have increased $85.7 million, or 21.8% and certificate of deposit accounts have increased $18.6 million, or 3.0%.

Short-term Borrowings – Short-term borrowings decreased $93.2 million, or 39.4%, to $143.2 million at September 30, 2005, compared to $236.5 million at December 31, 2004. This decrease is the result of strong deposit growth relative to loan growth. The Company’s short-term borrowings at September 30, 2005 were comprised of $90.7 million in FHLB of Dallas advances with maturities of ten months or less and $52.5 million of securities sold under agreements to repurchase. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs. The average rates paid on short-term borrowings were 2.74% and 1.38% for the quarters ended September 30, 2005 and 2004, respectively.

Long-term Borrowings – Long-term borrowings increased $52.5 million, or 25.5%, to $258.6 million at September 30, 2005, compared to $206.1 million at December 31, 2004. The increase was primarily due to $27.8 million of fixed-rate advances from the FHLB and $6.4 million in junior subordinated debt obtained through the acquisition of American Horizons, and $34.3 million of new advances, all of which were partially offset by $15.0 million in repayments. At September 30, 2005, the Company’s long-term borrowings were comprised of $221.3 million of fixed and variable rate advances from the FHLB of Dallas and $37.3 million in junior subordinated debt. The average rates paid on long-term borrowings were 4.21% and 4.22% for the quarters ended September 30, 2005 and 2004, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2005, shareholders’ equity totaled $258.1 million, an increase of $38.0 million, or 17.2%, compared to $220.2 million at December 31, 2004. The following table details the changes in shareholders’ equity during the first nine months of 2005.

(dollars in thousands)	Amount
Balance, December 31, 2004	$220,162
Common stock issued for acquisition	47,737
Net income	14,087
Common stock released by the Company’s ESOP trust	623
Common stock earned by participants in the Company’s RRP trust	1,286
Sale of treasury stock for stock options exercised	2,235
Cash dividends declared	(6,909)
Repurchases of common stock placed into treasury	(17,504)
Decrease in other comprehensive income	(3,585)

Balance, September 30, 2005	$258,132

On May 5, 2005, the Company announced the completion of the June 25, 2004 program and a new Stock Repurchase Program authorizing the repurchase of up to 375,000 common shares (post-split). Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended September 30, 2005, the Company repurchased a total of 10,000 shares of its Common Stock under publicly announced Stock Repurchase Programs. The following table details these purchases during the quarter.

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
July	—	—	—	165,303
August	—	—	—	165,303
September	10,000	$50.15	10,000	155,303

Total	10,000	$50.15	10,000

No shares were repurchased during the quarter ended September 30, 2005, other than through publicly announced plans.

RESULTS OF OPERATIONS

The Company reported a net loss for the third quarter of 2005 of $1.3 million, compared to $7.0 million earned during the third quarter of 2004, a decrease of $8.4 million, or 119.1%. The net loss resulted from the impact of Hurricanes Katrina and Rita. The key components of the hurricanes’ impact includes a one-time loan loss provision of $14.4 million, one-time expenses of $346,000 related primarily to facilities damage and employee relocation and assistance and approximately $66,000 in reduced fee income. For the nine months ended September 30, 2005, the Company reported net income of $14.1 million, compared to $20.0 million earned during the same period of 2004, a decrease of $5.9 million, or 29.6%.

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

Net interest income increased $1.8 million, or 9.4%, to $21.0 million for the three months ended September 30, 2005, compared to $19.2 million for the three months ended September 30, 2004. The increase was due to a $6.5 million, or 23.2%, increase in interest income, which was partially offset by a $4.7 million, or 53.1%, increase in interest expense. The increase in net interest income was the result of a $282.5 million, or 12.8%, increase in the average balance of earning assets, which was partially offset by a $211.0 million, or 10.8%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and average interest-bearing liabilities increased 45 and 68 basis points during this period, respectively.

For the nine months ended September 30, 2005, net interest income increased $7.5 million, or 13.6%, to $62.9 million, compared to $55.3 million for the first nine months of 2004. The increase was due to a $19.9 million, or 25.0%, increase in interest income, which was partially offset by a $12.4 million, or 50.8%, increase in interest expense. The increase in net interest income was the result of a $353.8 million, or 16.8%, increase in the average balance of earning assets, which was partially offset by a $281.5 million, or 15.0%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets increased 36 basis points during this period, while the rate on average interest-bearing liabilities increased 54 basis points over the same period.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.15% during the three months ended September 30, 2005, compared to 3.38% for the comparable period in 2004. For the nine months ended September 30, 2005 and 2004, the average interest rate spread was 3.24% and 3.42%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.47% and 3.58% for the three months ended September 30, 2005 and September 30, 2004. For the nine months ended September 30, 2005 and 2004, the net interest margin on a taxable equivalent (TE) basis was 3.52% and 3.62%, respectively. The declines in net interest spread and net interest margin were primarily attributable to the increases in average yield on NOW accounts, time deposits and short-term borrowings offset, to a limited extent, by an increasing average yield on earning assets, primarily commercial loans that are tied to floating rate indices.

As of September 30, 2005, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 1.2% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 0.6% increase in net interest income from an unchanged rate environment. A similar 200 basis point rise in rates for the same period would approximate a 1.4% increase in net interest income, while a 200 basis point decline in rates over the same period would approximate a 1.3% decrease in net interest income from an unchanged rate environment. The impact of a flattening yield curve, as anticipated in the forward curve as of September 30,

2005, would approximate a 0.5% decrease in net interest income. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The following table presents average balance sheets, net interest income and average interest rates for the three and nine month periods ended September 30, 2005 and 2004.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2005			2004			2005			2004
(dollars in thousands)	Average Balance	tInterest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$443,644	$5,973	5.39%	$405,524	$5,506	5.43%	$433,568	$17,391	5.35%	$393,369	$16,227	5.50%
Commercial loans (TE) (2)	862,834	12,323	5.81	656,323	7,771	4.86	850,346	34,959	5.64	613,880	21,341	4.79
Consumer and other loans	548,473	9,485	6.86	504,825	8,192	6.46	537,325	27,164	6.76	490,608	24,129	6.57

Total loans	1,854,951	27,781	6.02	1,566,672	21,469	5.52	1,821,239	79,514	5.90	1,497,857	61,697	5.56
Mortgage loans held for sale	15,621	222	5.68	8,488	101	4.76	12,825	519	5.40	9,781	361	4.93
Investment securities (TE) (2) (3)	571,725	5,989	4.42	600,659	6,259	4.40	578,080	18,196	4.43	561,277	17,010	4.29
Other earning assets	52,421	549	4.16	36,351	218	2.39	48,213	1,314	3.64	37,658	573	2.03

Total earning assets	2,494,718	34,541	5.61	2,212,170	28,047	5.16	2,460,357	99,543	5.51	2,106,573	79,641	5.15

Allowance for loan losses	(25,184)			(19,722)			(24,484)			(19,319)

Nonearning assets	268,824			203,013			260,856			215,259

Total assets	$2,738,358			$2,395,461			$2,696,729			$2,302,513

Interest-bearing liabilities:
Deposits:
NOW accounts	$542,518	$2,410	1.76%	$516,417	$1,490	1.15%	$559,124	$6,701	1.60%	$506,120	$3,942	1.04%
Savings and money market accounts	501,449	1,820	1.44	413,115	803	0.77	465,805	4,190	1.20	401,771	2,307	0.77
Certificates of deposit	734,369	5,559	3.00	626,960	3,833	2.43	720,692	15,114	2.80	624,640	11,126	2.38

Total interest-bearing deposits	1,778,336	9,789	2.18	1,556,492	6,126	1.57	1,745,621	26,005	1.99	1,532,531	17,375	1.51
Short-term borrowings	133,688	935	2.74	227,549	802	1.38	165,522	2,977	2.37	177,116	1,675	1.24
Long-term debt	258,090	2,775	4.21	175,032	1,888	4.22	242,364	7,696	4.19	162,328	5,275	4.27

Total interest-bearing liabilities	2,170,114	13,499	2.46	1,959,073	8,816	1.78	2,153,507	36,678	2.27	1,871,975	24,325	1.73

Noninterest-bearing demand deposits	286,959			212,931			266,059			203,839
Noninterest-bearing liabilities	14,693			13,596			15,343			18,497

Total liabilities	2,471,766			2,185,600			2,434,909			2,094,311
Shareholders' equity	266,592			209,861			261,820			208,202

Total liabilities and shareholders' equity	$2,738,358			$2,395,461			$2,696,729			$2,302,513

Net earning assets	$324,604			$253,097			$306,850			$234,598

Ratio of earning assets to interest-bearing liabilities	114.96%			112.92%			114.25%			112.53%

Net interest spread		$21,042	3.15%		$19,231	3.38%		$62,865	3.24%		$55,316	3.42%

Tax equivalent benefit			0.13%			0.12%			0.13%			0.13%

Net interest income (TE) / Net interest margin (TE) (2)		$21,870	3.47%		$19,950	3.58%		$65,286	3.52%		$57,398	3.62%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

As a result of the significant impact of Hurricanes Katrina and Rita, the Company recorded a one-time loan loss provision of $14.4 million during the third quarter of 2005. The total provision for the quarter ended September 30, 2005 was $15.2 million compared to $857,000 for the same period in 2004. For the nine months ended September 30, 2005, the provision for loan losses was $16.4 million compared to $2.6 million for the first nine months of 2004. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, increased from 1.22% at December 31, 2004, to 2.03% at September 30, 2005. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.24% as of September 30, 2004.

Noninterest Income – The Company’s total noninterest income was $6.6 million for the three months ended September 30, 2005, $783,000, or 13.4%, higher than the $5.9 million earned for the same period in 2004. For the nine months ended September 30, 2005, total noninterest income increased $2.2 million, or 12.9%, from $17.2 million to $19.5 million compared to the nine months ended September 30, 2004. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase	September 30,		Percent Increase
(dollars in thousands)	2005	2004	(Decrease)	2005	2004	(Decrease)
Service charges on deposit accounts	$3,576	$3,317	7.8%	$10,400	$9,266	12.2%
ATM/debit card fee income	633	523	21.1	1,933	1,474	31.1
Income from bank owned life insurance	510	443	15.2	1,471	1,210	21.6
Gain on sale of loans, net	864	592	45.9	1,971	2,059	(4.3)
Gain on sale of assets	10	9	6.1	262	51	408.9
Gain (loss) on sale of investments, net	—	7	(100.0)	(28)	479	(105.9)
Other income	1,047	966	8.3	3,458	2,699	28.1

Total noninterest income	$6,640	$5,857	13.4%	$19,467	$17,238	12.9%

Service charges on deposit accounts increased $259,000 for the third quarter and $1.1 million for the first nine months of 2005 primarily due to increased volume related to the American Horizons acquisition and revenue enhancement initiatives.

ATM/debit card fee income increased $110,000 for the third quarter and $459,000 for the first nine months of 2005 resulting from an expanded cardholder base attributable to the American Horizons acquisition and increased usage.

Income from bank owned life insurance income increased $67,000 for the third quarter and $261,000 for the first nine months of 2005 as the Company increased its average investment in bank owned life insurance from $32.9 million through the first nine months of 2004 to $42.2 million for the same period in 2005.

Gain on sale of loans increased $272,000 for the third quarter and decreased $88,000 for the first nine months of 2005 compared to the same periods in 2004. During the third quarter of 2005, the Company sold $3.7 million of nonperforming loans to a third party resulting in an aggregate gain of $290,000. The year-to-date decrease in gain on sale of loans is the result of reduced demand for mortgage refinancings and associated sales of these loans into the secondary market.

Gain on sale of assets increased $1,000 for the third quarter and $211,000 for the first nine months of 2005. The year-to-date increase in gain on sale of assets relates primarily to a $184,000 gain recorded on the sale of a branch in the New Orleans market during the second quarter of 2005. The Company ceased operating this branch location in February 2005 due to its proximity to another New Orleans branch location.

Other noninterest income increased $81,000 for the third quarter and $759,000 for the first nine months of 2005. The quarter-to-quarter increase is the result of modest increases in several fee categories. The year-to-date increase is primarily due to a $226,000 rise in broker sales commissions and $259,000 in payments received as a result of the conversion of the Company’s ownership interest in the PULSE EFT Association (“PULSE”) as a result of PULSE’s merger with Discover Financial Services and modest increases in several other fee categories.

Noninterest Expense – The Company’s total noninterest expense was $15.8 million for the three months ended September 30, 2005, $1.5 million, or 10.8%, higher than the $14.2 million incurred for the same period in 2004. Noninterest expense increased $6.0 million, or 14.6%, for the nine months ended September 30, 2005, to $47.5 million, compared to $41.5 million for the nine months ended September 30, 2004. These increases are attributable, in part, to $650,000 of one-time expenses relating to the American Horizons acquisition recorded during the first quarter of 2005 and one-time expenses of $346,000 relating to Hurricanes Katrina and Rita recorded this quarter. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase	September 30,		Percent Increase
(dollars in thousands)	2005	2004	(Decrease)	2005	2004	(Decrease)
Salaries and employee benefits	$7,995	$7,923	0.9%	$24,466	$22,557	8.5%
Occupancy and equipment	2,145	1,720	24.7	6,068	5,134	18.2
Franchise and shares tax	811	714	13.6	2,401	2,132	12.6
Communication and delivery	765	730	4.7	2,348	2,093	12.2
Marketing and business development	340	333	1.9	1,439	1,143	25.9
Data processing	445	375	18.6	1,316	1,135	15.9
Printing, stationery and supplies	219	200	9.6	725	636	14.0
Amortization of acquisition intangibles	307	222	38.4	908	674	34.7
Other expenses	2,746	2,012	36.5	7,824	5,953	31.5

Total noninterest expense	$15,773	$14,229	10.8%	$47,495	$41,457	14.6%

Salaries and employee benefits increased $72,000 for the third quarter and $1.9 million for the first nine months of 2005 due to increased staffing associated with the American Horizons acquisition, as well as several strategic hires made during 2004 and 2005. Due to the completion of funding of the Company’s ESOP at the end of the first quarter of 2005, the Company has realized savings of $521,000 for the third quarter of 2005 and $1.1 million for the first nine months of 2005 compared to the respective periods in 2004.

Marketing and business development expense increased $7,000 for the third quarter and $296,000 for the first nine months of 2005 due primarily to the Company’s expanded advertising and business development programs in selected markets.

Amortization of acquisition intangibles increased $85,000 for the third quarter and $234,000 for the first nine months of 2005 due to the amortization of the American Horizons core deposit intangible.

Other noninterest expenses increased $734,000 for the third quarter and $1.9 million for the first nine months of 2005. The quarterly increase relates primarily to $346,000 of one-time expenses associated with damages and other costs resulting from Hurricane Katrina and Hurricane Rita, coupled with increased ATM/debit card expenses, employee development activities and professional service expenses. One-time hurricane expenses consist primarily of costs to repair damaged facilities and relocate displaced employees. In addition to these increases, the nine month period ending September 30, 2005 also includes $650,000 of one-time expenses associated with the integration and conversion of American Horizons.

Quarterly and nine month increases in the remaining noninterest expense items relate to the Company’s infrastructure expansion and improvements.

Income Tax Expense – Income tax expense decreased $4.9 million, or 164.5%, for the three months ended September 30, 2005 primarily due to the net loss in the third quarter of 2005. For the nine months ended September 30, 2005, income tax expense decreased $4.2 million, or 49.1%, to $4.3 million, compared to $8.5 million for the nine months ended September 30, 2004. The decrease in income tax expense was principally due to the decrease in pre-tax earnings.

The effective tax rates for the nine months ended September 30, 2005 and 2004 were 23.4% and 29.7%, respectively. The decrease in the Company’s effective tax rates for 2005 is attributable to the effect of the third quarter net loss and the decrease in ESOP compensation expense, a large portion of which was not deductible for tax purposes, along with increases in the levels of tax-exempt income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $402.9 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2005, the Company had $307.5 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at September 30, 2005 were $320.5 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $75 million in the form of federal funds and other lines of credit. At September 30, 2005, the Company had no balance outstanding on these lines and all of the funding was available to the Company. In addition, the Company issued junior subordinated debt totaling $37.3 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At September 30, 2005, the total approved unfunded loan commitments outstanding amounted to $35.1 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $393.2 million.

At September 30, 2005, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of September 30, 2005.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$196,552	7.45%	$105,496	4.00%
Tier 1 Risk-Based	$196,552	10.56%	$74,457	4.00%
Total Risk-Based	$220,003	11.82%	$148,914	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005. Additional information at September 30, 2005 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include review of internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 8, 2005	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Anthony J. Restel
Anthony J. Restel
Executive Vice President and Chief Financial Officer

Date: November 8, 2005	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Senior Vice President and Controller and Principal Accounting Officer