Form 10-K
period 2005-12-31
IBERIABANK CORP
filed 2006-03-15
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. Yes ☐   No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the voting shares of Common Stock held by non-affiliates of the registrant was approximately $427.8 million. This figure is based on the closing sale price of $48.79 per share of the registrant’s common stock on June 30, 2005. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all shareholders beneficially owning more than 10% of the registrant’s common stock.

Number of shares of Common Stock outstanding as of February 28, 2006: 9,599,189

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART 1.

Item 1.	Business.

General

IBERIABANK Corporation (the “Company”), a Louisiana corporation, is the bank holding company for IBERIABANK (the “Bank”), a wholly owned Louisiana-chartered commercial bank subsidiary, both headquartered in Lafayette, Louisiana. The principal business of the Company is conducted through the Bank. The Bank operates 44 full service offices in its market areas including New Orleans, Baton Rouge, Shreveport, Monroe, and the Acadiana region of Louisiana. The Bank provides a variety of financial services to individuals and businesses throughout its service area. Primary deposit products are checking, savings and certificate of deposit accounts and primary lending products are consumer, commercial and mortgage loans. The Bank also offers discount brokerage services through a wholly owned subsidiary. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “IBKC.” At December 31, 2005, the Company had total assets of $2.9 billion, total deposits of $2.2 billion and shareholders’ equity of $263.6 million.

Subsidiaries

The Bank has two active, wholly owned non-bank subsidiaries, Iberia Financial Services, LLC and Acadiana Holdings, LLC. Iberia Financial Services offers brokerage services provided through ProEquities, Inc. At December 31, 2005, the Bank’s equity investment in Iberia Financial Services was $2.9 million, and Iberia Financial Services had total assets of $3.5 million. Acadiana Holdings owns and operates a commercial office building which also serves as the Company’s headquarters and the Bank’s main office. At December 31, 2005, the Bank’s equity investment in Acadiana Holdings was $9.8 million, and Acadiana Holdings had total assets of $9.9 million.

Competition

The Company faces strong competition both in attracting deposits and originating loans. Its most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in its market areas, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Company has faced significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Company experiences strong competition for loan originations principally from other commercial banks, savings institutions and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network.

Employees

The Company had 650 full-time employees and 59 part-time employees as of December 31, 2005. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

Business Combinations

The Company continually evaluates business combination opportunities and sometimes conducts due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations take place, and transactions involving cash, debt or equity securities can be expected. Any future business combinations or series of business combinations that the Company might undertake may be material in terms of assets acquired or liabilities assumed.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available on the Company’s website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of the Company’s website at www.iberiabank.com. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov.

Supervision and Regulation

The banking industry is extensively regulated under both federal and applicable state law. The following discussion is a summary of certain statutes and regulations applicable to bank holding companies and their subsidiaries; and provides specific information relevant to the Company and the Bank. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders.

General. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956 (“BHCA”). The BHCA requires the Company to obtain the prior approval of the FRB for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company.

The Bank is a state bank, chartered under the laws of Louisiana, and is a member of the Federal Reserve System. The Bank is subject to regular examination and comprehensive regulation and supervision by the Office of Financial Institutions of the State of Louisiana (“OFI”), which is the Bank’s chartering authority, and the FRB, the Bank’s primary federal regulator. The Bank is subject to certain reserve requirements established by the FRB and is a member of the Federal Home Loan Bank (“FHLB”) of Dallas, which is one of the 12 regional banks comprising the FHLB System. It is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures the deposits of the Bank to the maximum extent permitted by law (currently a maximum of $100,000 for each insured depositor).

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implements a broad range of corporate governance, accounting and disclosure requirements for public companies, and also for their directors and officers. SEC rules adopted to implement SOX Act requirements require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the Company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the Company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the effectiveness of these controls. See Item 9A.—“Controls and Procedures” hereof for the Company’s evaluation of disclosure controls and procedures. The certifications required by Sections 302 and 906 of the SOX Act also accompany this Form 10-K.

Check 21. The Check Clearing for the 21st Century Act, or “Check 21”, facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight.

USA Patriot Act. The USA Patriot Act authorizes regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under certain circumstances that were not previously permitted. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution.

Financial Modernization Legislation. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

Privacy Laws. The GLB Act also adopts a number of significant consumer protections, including provisions intended to protect privacy of bank customers’ financial information. Regulations implementing the GLB Act require financial institutions to (i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; (ii) provide annual notices of their privacy policies to their current customers; and (iii) provide a reasonable method for customers to “opt out” of disclosure to nonaffiliated third parties.

The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003 generally require a financial institution to allow customers to opt-out of sharing certain information with affiliates.

In March 2005, the federal banking agencies jointly issued Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice. The guidance requires all financial institutions to implement a response program to address security breeches involving customer information, including procedures for notifying customers regarding incidents of unauthorized access that could result in substantial harm or convenience to the customer.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires banks to have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular communities. The CRA requires each appropriate federal bank regulatory agency to assess a bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. The assessment also is part of the FRB’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the FRB will assess the records of the applicant bank holding company, and such records may be the basis for denying the application. The Bank received a “satisfactory” CRA rating in its most recent examination.

Dividend Restrictions. Various federal and state requirements limit the amount of dividends the Bank can pay to the Company without regulatory approval. Additional information is provided in Note 20 to the Consolidated Financial Statements incorporated herein by reference.

Capital Adequacy. The Company and the Bank are subject to the risk-based capital requirements and guidelines imposed by the FRB and the FDIC. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2005. Additional information is provided in Note 14 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

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

As of December 31, 2005, the Bank was categorized as “well capitalized”. Additional information is provided in Note 14 to the Consolidated Financial Statements.

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

Retained earnings at December 31, 2005 and 2004 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The net deferred tax asset at December 31, 2005 includes $56.2 million of future deductible temporary differences. Included is $36.6 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

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

Item 1A.	Risk Factors.

There are risks, many beyond the Company’s control, which could cause the Company’s results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this report could, by itself or together with one or more other factors, adversely affect the Company’s business, results of operations and/or financial condition.

The most important risk factors affecting the success of the Company are believed to be the management of loan credit risk and interest rate risk.

Loan Credit Risk Loan credit risk is discussed in the “Asset Quality and Allowance for Loan Losses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13 hereto.

Interest Rate Risk Interest rate risk is discussed in the “Asset/ Liability Management and Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13 hereto.

Other key risks include, but are not limited to, operating risk, legal risk and acquisition risk.

Operating Risk Operating risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events that are wholly or partially beyond the Company’s control. Operational risk includes items such as fraud by employees or persons outside the Company, business interruptions and errors related to processing and systems. Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Legal Risk Legal risk is the risk of legal proceedings against the Company and regulatory reviews that arise in the course of business. The Company operates in a heavily regulated industry. The regulatory framework is discussed further in the Supervision and Regulation section in Item 1 – “Business” of this Form 10-K.

Acquisition Risk The Company regularly explores opportunities to acquire financial institutions and other financial services providers. The Company’s ability to complete an acquisition is subject to regulatory approval, which may or may not be granted. The Company might be required to divest branches as a condition to receiving regulatory approval.

Difficulty in integrating an acquired company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of key employees, the disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative impact of any divestitures required by regulatory authorities in connection with acquisitions or business combinations may be greater than expected.

There are also other factors not described in this report that could cause results to differ from management’s expectations. These factors include:

•	General business, economic and political conditions in the United States and, in particular, the Company’s market areas.

•	Competition from other banks, as well as securities dealers, brokers, mortgage bankers and specialty finance and insurance companies.

•	The loss of key members of senior management and the ability to attract and retain additional qualified banking personnel.

•	The ability of third parties to provide core systems processing, essential web hosting and other Internet systems and deposit and other processing services.

•	The vulnerability of the Company’s network and computer systems to unforeseen problems, including a security breach.

•	Future legislation affecting the Company’s operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2005, the Company, through the Bank, operates 44 branch offices in five areas of Louisiana. The Company also operates seven loan production offices (“LPOs”) in Mandeville, Morgan City, Houma, Alexandria, Baton Rouge, Prairieville, and Shreveport. The Prairieville and Shreveport LPOs were opened in 2005. During the year, the Company acquired seven branch facilities as a result of the merger with American Horizons Bancorp, Inc of Monroe. The Company closed six of its branches in Monroe, Louisiana due to their proximity to American Horizons branches. Also during 2005, the Company opened two full service branch locations in Mandeville and Broussard, Louisiana. The Company’s headquarters is located in Lafayette, Louisiana. The Company’s primary operations center is located in New Iberia, Louisiana. A total of 31 offices are owned and 20 are leased. The following table summarizes the Company’s locations by geographic market.

Market	No. of Branches	No. of LPOs
Acadiana	22	1
Alexandria	—	1
Baton Rouge	1	2
New Orleans	8	2
Northeast Louisiana	12	—
Shreveport	1	1

Totals	44	7

Item 3.	Legal Proceedings.

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

DARYL G. BYRD, age 51, serves as President and Chief Executive Officer of the Company and the Bank. He has served in this capacity since July 1999, with the exception of Chief Executive Officer of the Company and the Bank to which position he was promoted in July 2000. Prior to joining the Company and the Bank, Mr. Byrd was President and Chief Executive Officer of Bank One New Orleans Region from 1998 to 1999.

MICHAEL J. BROWN, age 42, serves as Senior Executive Vice President and Chief Credit Officer of the Company and the Bank, positions he has held since January 2001. Mr. Brown also serves as Commercial Segment Leader for the Bank. Mr. Brown was hired as Executive Vice President of the Company and the Bank in December 1999.

JOHN R. DAVIS, age 45, serves as Senior Executive Vice President of Finance and Investor Relations of the Company and the Bank, positions he has held since January 2001. Mr. Davis was hired as Executive Vice President and Chief Strategic Officer of the Company and the Bank in December 1999.

MICHAEL A. NAQUIN, age 45, serves as Senior Executive Vice President of the Company and the Bank, positions he has held since joining the Company and the Bank in March 2004. In these roles, Mr. Naquin is responsible for all North Louisiana markets, the Retail Banking Segment, Treasury Management and Corporate Facilities. Prior to joining the Company and the Bank, Mr. Naquin served in several senior roles with Bank One, including Commercial Banking Manager for Arizona and California from 2002 until 2004 and Market President & CEO of Northeast Louisiana from 1999 until 2002.

GEORGE J. BECKER III, age 65, has served as Executive Vice President and Director of Organizational Development and Corporate Secretary of the Company and the Bank since February 2005. Mr. Becker previously served as the Director of Corporate Operations and Corporate Secretary of the Company and the Bank. Mr. Becker was hired as Executive Vice President and Northeast Louisiana Market President in 1999. Mr. Becker is a Certified Public Accountant.

MARILYN W. BURCH, age 55, has served as Executive Vice President and Director of Corporate Operations of the Company and the Bank since February 2005. Ms. Burch previously served as Executive Vice President and Chief Financial Officer of the Company and the Bank, roles she assumed in 2001. Ms. Burch joined the Company as Corporate Controller in 1999. Ms. Burch is also a Certified Public Accountant.

ANTHONY J. RESTEL, age 36, has served as Executive Vice President and Chief Financial Officer and Treasurer of the Company and the Bank since February 2005. Mr. Restel was hired as Vice President and Treasurer of the Company and the Bank in March 2001. Prior to joining the Company and the Bank, Mr. Restel served as Vice President in Bank One’s Energy Group from 1998 to 2001.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), the Company performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

Effective February 20, 2006, the Compensation Committee of the Board of Directors approved a restricted stock award of 10,420 shares of the Company’s common stock to Daryl G. Byrd, President and Chief Executive Officer of the Company. The value of the shares was $59.06 per share on the date of the award. On February 20, 2006, Mr. Byrd was also granted options to purchase 25,630 shares of common stock at an exercise price of $59.06 per share. The term of the options is 10 years. The restricted stock award and the options will vest over a seven-year period commencing with the first anniversary of the date of the award and grant. Effective February 27, 2006, Mr. Byrd’s annual base salary was increased to $446,900.

Effective March 3, 2006, the Compensation Committee approved restricted stock awards and option grants to the following executive officers:

Award Recipient	Restricted Stock Award	Common Stock Underlying Options
Michael J. Brown	4,741	11,556
Marilyn W. Burch	2,318	3,633
John R. Davis	4,741	11,556
Michael A. Naquin	4,741	11,556
Anthony J. Restel	2,154	5,250

The value of the shares on the date of the restricted stock awards and the exercise price of the options each were $57.66 per share. The term of the options is 10 years. The restricted stock awards and the options will vest over a seven-year period commencing with the first anniversary of the date of the awards and grants.

The restricted stock awards and the options are subject to other terms and conditions of the Restricted Stock Award Agreement and Incentive Stock Option Agreement filed as Exhibit 10.18 and Exhibit 10.19, respectively, hereto and incorporated herein by reference.

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

Report of Independent Auditors.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, by and between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, by and between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report of Form 8-K dated September 29, 2004.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report of Form 8-K dated December 19, 2005.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.1	Retirement Savings Plan

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreements with Marilyn W. Burch and George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreements with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 13, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan – incorporated herein by reference to Registrant’s definitive proxy statement dated April 11, 2005.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and Suntrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Agreement Under the IBERIABANK Corporation 2001 Incentive Compensation Plan.

Exhibit No. 10.19	Form of Incentive Stock Option Agreement Under the IBERIABANK Corporation 2001 Incentive Compensation Plan.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2005, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23	Consent of Castaing, Hussey & Lolan, LLC.

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99	Audit Committee Charter, as amended – incorporated herein by reference to Exhibit 99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 15, 2006	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd Daryl G. Byrd	President, Chief Executive Officer and Director	March 15, 2006

/s/ John R. Davis John R. Davis	Senior Executive Vice President of Finance and Investor Relations	March 15, 2006

/s/ Anthony J. Restel Anthony J. Restel	Executive Vice President and Chief Financial Officer	March 15, 2006

/s/ Joseph B. Zanco Joseph B. Zanco	Senior Vice President and Controller and Principal Accounting Officer	March 15, 2006

/s/ Elaine D. Abell Elaine D. Abell	Director	March 15, 2006

/s/ Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	March 15, 2006

/s/ Ernest P. Breaux, Jr. Ernest P. Breaux, Jr.	Director	March 15, 2006

/s/ John N. Casbon John N. Casbon	Director	March 15, 2006

/s/ William H. Fenstermaker William H. Fenstermaker	Director	March 15, 2006

/s/ Larrey G. Mouton Larrey G. Mouton	Director	March 15, 2006

/s/ Jefferson G. Parker Jefferson G. Parker	Director	March 15, 2006

/s/ O. Miles Pollard, Jr. O. Miles Pollard, Jr.	Director	March 15, 2006

/s/ E. Stewart Shea III E. Stewart Shea III	Director	March 15, 2006

/s/ David H. Welch David H. Welch	Director	March 15, 2006