Form 10-Q
period 2006-03-31
IBERIABANK CORP
filed 2006-05-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2006, the Registrant had 9,708,986 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$50,981	$66,697
Interest-bearing deposits in banks	19,012	60,103

Total cash and cash equivalents	69,993	126,800
Securities available for sale, at fair value	640,445	543,495
Securities held to maturity, fair values of $28,640 and $29,337, respectively	28,479	29,087
Mortgage loans held for sale	13,057	10,515
Loans, net of unearned income	1,955,961	1,918,516
Allowance for loan losses	(38,438)	(38,082)

Loans, net	1,917,523	1,880,434
Premises and equipment, net	57,961	55,010
Goodwill	93,167	93,167
Other assets	105,728	114,084

Total Assets	$2,926,353	$2,852,592

Liabilities
Deposits:
Noninterest-bearing	$330,264	$350,065
Interest-bearing	1,995,794	1,892,891

Total deposits	2,326,058	2,242,956
Short-term borrowings	69,019	68,849
Long-term debt	243,962	250,212
Other liabilities	18,818	27,006

Total Liabilities	2,657,857	2,589,023

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 11,801,979 and 11,801,979 shares issued, respectively (1)	11,802	11,802
Additional paid-in-capital	195,687	190,655
Retained earnings	155,438	150,107
Unearned compensation	(13,771)	(9,594)
Accumulated other comprehensive income	(7,251)	(5,629)
Treasury stock at cost - 2,109,155 and 2,253,167 shares, respectively (1)	(73,409)	(73,772)

Total Shareholders’ Equity	268,496	263,569

Total Liabilities and Shareholders’ Equity	$2,926,353	$2,852,592

(1)	All share amounts have been restated to reflect the five-for-four stock split, paid August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2006	2005
Interest and Dividend Income
Loans, including fees	$29,686	$24,984
Mortgage loans held for sale, including fees	153	126
Investment securities:
Taxable interest	6,291	5,349
Tax-exempt interest	536	627
Other	922	368

Total interest and dividend income	37,588	31,454

Interest Expense
Deposits	12,071	7,535
Short-term borrowings	312	990
Long-term debt	2,785	2,380

Total interest expense	15,168	10,905

Net interest income	22,420	20,549
Provision for loan losses	435	650

Net interest income after provision for loan losses	21,985	19,899

Noninterest Income
Service charges on deposit accounts	3,001	3,140
ATM/debit card fee income	800	608
Income from bank owned life insurance	509	456
Gain on sale of loans, net	393	558
Gain on sale of assets	46	36
Gain (loss) on sale of investments, net	—	5
Other income	1,517	1,278

Total noninterest income	6,266	6,081

Noninterest Expense
Salaries and employee benefits	9,571	8,239
Occupancy and equipment	2,340	1,889
Franchise and shares tax	880	772
Communication and delivery	810	776
Marketing and business development	489	512
Data processing	538	438
Printing, stationery and supplies	234	261
Amortization of acquisition intangibles	290	284
Professional services	447	551
Other expenses	1,515	1,954

Total noninterest expense	17,114	15,676

Income before income tax expense	11,137	10,304
Income tax expense	3,091	3,004

Net Income	$8,046	$7,300

Earnings per share - basic (1)	$0.87	$0.81

Earnings per share - diluted (1)	$0.81	$0.75

(1)	All per share amounts have been restated to reflect the five-for-four stock split, paid August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2004 (1)	$10,812	$136,841	$137,887	$(5,581)	$390	$(60,187)	$220,162
Comprehensive income:
Net income			7,300				7,300
Change in unrealized gain on securities available for sale, net of deferred taxes					(4,625)		(4,625)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					731		731

Total comprehensive income							3,406
Cash dividends declared, $0.22 per share			(2,149)				(2,149)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 46,225 shares		577				394	971
Common stock released by ESOP trust		519		103			622
Common stock issued for recognition and retention plan		2,492		(3,762)		1,270	—
Share-based compensation cost		67		270			337
Common stock issued for acquisition	990	46,945	(198)				47,737
Treasury stock acquired at cost, 114,000 shares						(5,539)	(5,539)

Balance, March 31, 2005	$11,802	$187,441	$142,840	$(8,970)	$(3,504)	$(64,062)	$265,547

Balance, December 31, 2005	$11,802	$190,655	$150,107	$(9,594)	$(5,629)	$(73,772)	$263,569
Comprehensive income:
Net income			8,046				8,046
Change in unrealized loss on securities available for sale, net of deferred taxes					(1,939)		(1,939)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					317		317

Total comprehensive income							6,424
Cash dividends declared, $0.28 per share			(2,715)				(2,715)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 100,824 shares		1,346				1,362	2,708
Common stock issued for recognition and retention plan		3,597		(4,718)		1,121	—
Share-based compensation cost		89		541			630
Treasury stock acquired at cost, 38,419 shares						(2,120)	(2,120)

Balance, March 31, 2006	$11,802	$195,687	$155,438	$(13,771)	$(7,251)	$(73,409)	$268,496

(1)	All share and per share amounts have been restated to reflect the five-for-four stock split, paid August 15, 2005 to shareholders of record as of August 1, 2005. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$8,046	$7,300

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,256	1,176
Provision for loan losses	435	650
Noncash compensation expense	630	863
Gain on sale of assets	(46)	(36)
Loss (Gain) on sale of investments	—	(5)
Amortization of premium/discount on investments	18	516
Net change in loans held for sale	(2,542)	(2,737)
Cash retained from tax benefit associated with share-based payment arrangements	(1,267)	—
Other operating activities, net	1,199	7,034

Net Cash Provided by Operating Activities	7,729	14,761

Cash Flows from Investing Activities
Proceeds from maturities, prepayments and calls of securities available for sale	54,318	21,619
Purchases of securities available for sale	(154,258)	(57,688)
Proceeds from maturities, prepayments and calls of securities held to maturity	597	7,209
(Increase) Decrease in loans receivable, net	(38,135)	13,764
Proceeds from sale of premises and equipment	52	354
Purchases of premises and equipment	(3,978)	(2,173)
Proceeds from disposition of real estate owned	388	772
Cash received in excess of cash paid in acquisition	—	20,736
Other investing activities, net	1,056	(15)

Net Cash (Used in) Provided by Investing Activities	(139,960)	4,578

Cash Flows from Financing Activities
Increase in deposits	83,269	65,759
Net change in short-term borrowings	170	(66,747)
Repayments of long-term debt	(5,929)	(424)
Dividends paid to shareholders	(2,674)	(1,816)
Proceeds from sale of treasury stock for stock options exercised	1,442	332
Costs of issuance of common stock in acquisition	—	(6)
Payments to repurchase common stock	(2,121)	(5,539)
Cash retained from tax benefit associated with share-based payment arrangements	1,267	—

Net Cash Provided by (Used in) Financing Activities	75,424	(8,441)

Net Increase (Decrease) In Cash and Cash Equivalents	(56,807)	10,898
Cash and Cash Equivalents at Beginning of Period	126,800	53,265

Cash and Cash Equivalents at End of Period	$69,993	$64,163

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$312	$440

Common stock issued in acquisition	$—	$47,743

Exercise of stock options with payment in company stock	$64	$521

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$15,688	$10,963

Income taxes, net	$3,850	$524

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiary, IBERIABANK (the “Bank”), as well as all of the Bank’s subsidiaries, Iberia Financial Services LLC, Acadiana Holdings LLC, Jefferson Insurance Corporation, Finesco LLC and IBERIABANK Insurance Services LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Through the Bank, the Company offers commercial and retail products and services to customers throughout the state, including New Orleans, Baton Rouge, Shreveport, Northeast Louisiana, LaPlace, Houma, and the Acadiana and Northshore regions of Louisiana.

All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments and stock based compensation.

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

Note 3 – Earnings Per Share

For the three months ended March 31, 2006, basic earnings per share were based on 9,292,156 weighted average shares outstanding and diluted earnings per share were based on 9,884,303 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 308,497; and (b) the weighted average shares purchased in Treasury Stock of 2,201,327.

Note 4 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 15 of the Company’s consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (SFAS No. 123(R)) utilizing the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants, with the exception of $470,000 recorded in the fourth quarter of 2005 as a result of the acceleration of all outstanding unvested stock options (discussed further in the following paragraph).

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under this method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. On December 30, 2005, the Board of Directors approved the immediate vesting of all outstanding unvested stock options awarded to employees, officers and directors. As a result of the accelerated vesting, there were no unvested options upon adoption of SFAS No. 123(R). Therefore, the stock option compensation cost recorded from adoption forward only includes the compensation cost associated with options granted from January 1, 2006 forward.

As a result of adopting SFAS No. 123(R), income before taxes and net income for the three months ended March 31, 2006, were $20,000 and $13,000 lower, respectively, than if the Company had continued to account for stock option grants under APB Opinion No. 25. The impact on basic and diluted earnings per share was less than $0.01.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Based on the adoption of SFAS No. 123(R), the Company reported $1.3 million of excess tax benefits as financing cash inflows during the first quarter of 2006. Since the Company selected the modified-prospective transition method, first quarter 2005 cash flows are not restated. Net cash proceeds from the exercise of stock options were $1.4 million for the three months ended March 31, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the three months ended March 31, 2005:

(dollars in thousands, except per share amounts)	For the Three Months Ended March 31, 2005
Net Income:
As reported	$7,300
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(367)

Pro forma	$6,933

Earnings per share:
As reported - basic	$0.81
diluted	$0.75

Pro forma - basic	$0.77
diluted	$0.72

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Expected dividends	2.0%	2.0%
Expected volatility	24.8	19.4
Risk-free interest rate	4.7%	3.9%
Expected term (in years)	7.0	7.0
Weighted-average grant-date fair value	$16.41	$10.69

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2006, there was $1.6 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 6.9 years.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2005	1,550,961	$29.55
Granted	98,463	58.02
Exercised	104,628	15.34
Forfeited or expired	—	—

Outstanding options, March 31, 2006	1,544,796	$32.32	6.5 Years

Outstanding exercisable, March 31, 2006	1,446,333	$30.58	6.3 Years

Shares available for future stock option grants to employees and directors under existing plans were 536,630 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of shares underlying outstanding stock options was $37.5 million, and the aggregate intrinsic value of shares underlying exercisable stock options was $37.6 million. Total intrinsic value of options exercised was $3.9 million for the three months ended March 31, 2006.

The share-based compensation plans described in Note 15 in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted amortized over the vesting period. As of March 31, 2006, unearned share-based compensation associated with these awards totaled $13.8 million. Upon adoption of SFAS No. 123(R), the Company was required to change its policy from recognizing forfeitures as they occur to one where expense is recognized based on expectations of the awards that will vest over the requisite service period. This change had an immaterial cumulative effect on the Company’s results of operations.

The following table represents the compensation expense that was included in noninterest expense in the accompanying consolidated statements of income related to these restricted stock grants for the periods indicated below (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Compensation expense related to restricted stock	$610	$337

The following table represents restricted stock award activity for the three months ended March 31, 2006 and 2005, respectively:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Balance, beginning of year	287,773	214,013
Granted	82,785	81,353
Forfeited	—	—
Earned and issued	(25,209)	(14,195)

Balance, March 31, 2006 and 2005, respectively	345,349	281,171

Note 5 – Goodwill and Other Intangible Assets

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

There was no change in the carrying amount of goodwill for the three months ended March 31, 2006.

The Company records purchase accounting intangible assets that consist of core deposit intangibles and mortgage servicing rights. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	March 31, 2006			March 31, 2005
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$10,282	$3,163	$7,119	$10,282	$1,951	$8,331
Mortgage servicing rights	313	280	33	313	227	86

Total	$10,595	$3,443	$7,152	$10,595	$2,178	$8,417

The amortization expense related to purchase accounting intangibles for the three months ended March 31, 2006 and 2005 was $302,000 and $301,000, respectively.

Note 6 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). SFAS No. 123(R) revised SFAS No. 123 and calls for companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) as of January 1, 2006. See Note 4 for additional information relating to the adoption of SFAS No. 123(R).

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company anticipates that the adoption of SFAS No. 155 will not have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in selected situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either the amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company anticipates that the adoption of SFAS No. 156 will not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2006. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2005 Annual Report on Form 10-K.

FIRST QUARTER OVERVIEW

During the first quarter of 2006, the Company reported net income of $8.0 million, or $0.81 per share on a diluted basis. This represents a 7.9% increase compared to net income of $0.75 per diluted share, or $7.3 million, earned for the first quarter of 2005.

Quarterly comparatives are influenced, in part, by the acquisition of American Horizons Bancorp, Inc., the holding company for American Horizons Bank, of Monroe, Louisiana (“American Horizons”) on January 31, 2005. Other key components of the Company’s performance are summarized below.

•	Total assets at March 31, 2006 were $2.9 billion, up $73.8 million, or 2.6%, from $2.9 billion at December 31, 2005. Shareholders’ equity increased by $4.9 million, or 1.9%, from $263.6 million at December 31, 2005 to $268.5 million at March 31, 2006.

•	Total loans at March 31, 2006 were $2.0 billion, an increase of $37.4 million, or 2.0%, from $1.9 billion at December 31, 2005. Commercial loans increased $50.6 million during the first quarter, while consumer and mortgage loans decreased an aggregate $13.1 million during the same time period.

•	Total customer deposits increased $83.1 million, or 3.7%, from $2.2 billion at December 31, 2005 to $2.3 billion at March 31, 2006. During the quarter, NOW accounts, certificates of deposit, and savings and money market accounts grew by $62.0, $22.1 and $18.8 million, respectively. These increases were partially offset by a $19.8 million decrease in non-interest bearing demand deposits.

•	Net interest income increased $1.9 million, or 9.1%, for the three months ended March 31, 2006, compared to the same period of 2005. This increase was attributable to increased volume and mix changes. The corresponding net interest margin ratios on a tax-equivalent basis were 3.53% and 3.56% for the quarters ended March 31, 2006 and 2005, respectively.

•	Noninterest income increased $185,000, or 3.0%, for the first quarter of 2006 as compared to the same period of 2005. The increase was mainly driven by higher broker commissions and ATM/debit card fees. These increases were partially offset by reduced service charges on deposit accounts and gains on the sale of loans. The first quarter of 2005 also included a $221,000 one-time payment received as a result of the conversion of the Company’s ownership interest in the PULSE EFT Association (“PULSE”).

•	Noninterest expense increased $1.4 million, or 9.2%, for the quarter ended March 31, 2006, as compared to the same quarter last year. The increase resulted primarily from higher salaries and employee benefits and occupancy and equipment expenses. These increases were the product of the full effect of the American Horizons acquisition (i.e., three months are included in the first quarter of 2006 as opposed to only two months in the first quarter of 2005), strategic hires made during 2005 and hiring associated with the Company’s branch expansion initiative. The first quarter of 2005 included $650,000 of one-time expenses associated with the integration and conversion of American Horizons.

•	The Company provided $435,000 for possible loan losses during the first quarter of 2006, compared to $650,000 for the first quarter of 2005. The Company has been able to reduce the provision for loan losses due to the continued strong asset quality of the loan portfolio. As of March 31, 2006, the allowance for loan losses as a percent of total loans was 1.97%, compared to 1.37% at March 31, 2005. The increased reserve level resulted from the additional credit risk associated with Hurricanes Katrina and Rita. Net charge-offs for the first quarter of 2006 were $79,000, or 0.02% of average loans on an annualized basis, compared to $568,000, or 0.13%, a year earlier. The coverage of net charge-offs by the provision for loan losses was 5.51 times for the first quarter of 2006 and 1.14 times for the first quarter of 2005. The coverage of nonperforming assets by the allowance for loan losses was 5.74 times at the end of the first quarter of 2006, as compared to 6.31 times at December 31, 2005 and 3.20 times at March 31, 2005.

•	In September 2005, the Company announced a significant branch expansion initiative in response to client needs and opportunities presented by Hurricanes Katrina and Rita. Based on the expansion initiative, the Company initially planned to open twelve new banking facilities in existing markets and other Louisiana locations not previously served by the Company. The Company achieved progress toward that goal during the first quarter of 2006 by opening a branch in Baton Rouge, Houma and the Elmwood area of New Orleans. The expansion initiative had a $0.03 negative impact on first quarter 2006 diluted EPS.

•	In March 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share, a 25% increase compared to the same quarter of 2005.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.6 billion during the quarter ended March 31, 2006, an increase of $158.3 million, or 6.4%, from the year ended December 31, 2005.

Loans and Leases – The loan portfolio increased $37.4 million, or 2.0%, during the first three months of 2006.

The Company’s loan to deposit ratios at March 31, 2006 and December 31, 2005 were 84.1% and 85.5%, respectively. The percentage of fixed rate loans within the total loan portfolio has increased from 70% at the end of 2005 to 72% as of March 31, 2006. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	March31, 2006	December 31, 2005	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$433,260	$430,111	$3,149	0.7%
Construction	25,574	30,611	(5,037)	(16.5)

Total residential mortgage loans	458,834	460,722	(1,888)	(0.4)

Commercial loans:
Real estate	580,128	545,868	34,260	6.3
Business	393,293	376,966	16,327	4.3

Total commercial loans	973,421	922,834	50,587	5.5
Consumer loans:
Indirect automobile	227,742	229,646	(1,904)	(0.8)
Home equity	224,417	230,363	(5,946)	(2.6)
Other	71,547	74,951	(3,404)	(4.5)

Total consumer loans	523,706	534,960	(11,254)	(2.1)

Total loans receivable	$1,955,961	$1,918,516	$37,445	2.0%

The Company remains focused on growing the commercial loan portfolio as evidenced by the increase in commercial loans during the first quarter and over the past five years. The Company has added significant depth to its commercial lending team over the past year with the intention of growing this segment of the portfolio further.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships.

The consumer loan portfolio decreased during the first quarter because rising interest rates have prompted consumers to pay down home equity lines or refinance these lines into longer-term, fixed rate financing.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2006.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2005	$543,495	$29,087
Purchases	154,258	—
Sales	—	(597)
Principal maturities, prepayments and calls	(54,318)	—
Amortization of premiums and accretion of discounts	(7)	(11)
Increase/(decrease) in market value	(2,983)	—

Balance, March 31, 2006	$640,445	$28,479

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of March 31, 2006, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $41.1 million, or 68.4%, to $19.0 million at March 31, 2006, compared to $60.1 million at December 31, 2005 as the Company deployed excess cash into bonds with maturities of three months or less, high quality short-term commercial paper and other liquid instruments.

Mortgage Loans Held for Sale – Loans held for sale increased $2.5 million, or 24.2%, to $13.1 million at March 31, 2006, compared to $10.5 million at December 31, 2005. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

Loan portfolios tied to acquisitions made during the year are incorporated into the Company’s allowance process. If the acquisition has an impact on the level of exposure to a particular segment, industry or geographic market, this increase in exposure is factored into the allowance determination process. Generally, acquisitions have higher levels of risk of loss based on differences in credit culture, portfolio management practices and the Company’s emphasis on early detection and management of deteriorating loans. The Company added $4.9 million to the allowance for loan losses in the first quarter of 2005 as a result of the application of the Company’s allowance methodology on the American Horizons’ loan portfolio.

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

Due to the unprecedented devastation caused by Hurricanes Katrina and Rita in August and September 2005, respectively, the Company performed an extensive review of the loan portfolios impacted by these storms. Immediately after each of these storms passed, the Company’s credit team began intense analysis of affected portfolios, client flood and property and casualty insurance coverage, impacts on sources of repayment and underlying collateral, and client payment probability. As a result of this analysis, the Company recorded hurricane-related loan loss provisions of $12.8 million and $1.6 million for Katrina and Rita, respectively, in the third quarter of 2005. Since establishing the Katrina/Rita provision, the Company has continued to update its assessment based on additional information received from borrowers, insurance carriers, government agencies and others. Although several borrowers have demonstrated more favorable results than originally predicted, there still remain concerns about insurance, flood maps, the level of rebuilding in the City of New Orleans, and the City’s vulnerability through this year’s hurricane season. With these uncertainties still evident, no adjustment has been made to the Company’s original Hurricane Katrina/Rita reserve to date.

While the Company is comfortable with the framework utilized and reserves recorded, actual default and loss rates may differ materially from levels assumed by the Company.

The following table presents the activity in the allowance for loan losses during the first three months of 2006.

(dollars in thousands)	Amount
Balance, December 31, 2005	$38,082
Provision charged to operations	435
Loans charged off	(716)
Recoveries	637

Balance, March 31, 2006	$38,438

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $6.7 million, or 0.23% of total assets at March 31, 2006, compared to $6.0 million, or 0.21% of total assets at December 31, 2005. The allowance for loan losses amounted to 1.97% of total loans and 593.8% of total nonperforming loans at March 31, 2006, compared to 1.98% and 659.3%, respectively, at December 31, 2005. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	March 31, 2006	December 31, 2005
Nonaccrual loans:
Commercial, financial and agricultural	$2,279	$2,377
Mortgage	432	384
Loans to individuals	1,885	2,012

Total nonaccrual loans	4,596	4,773
Accruing loans 90 days or more past due	1,878	1,003

Total nonperforming loans (1)	6,474	5,776
Foreclosed property	223	257

Total nonperforming assets (1)	6,697	6,033
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$6,697	$6,033

Nonperforming loans to total loans (1)	0.33%	0.30%
Nonperforming assets to total assets (1)	0.23%	0.21%
Allowance for loan losses to nonperforming loans (1)	593.8%	659.3%
Allowance for loan losses to total loans	1.97%	1.98%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due

The vast majority of loans impacted by Hurricanes Katrina and Rita remained on accrual status as of March 31, 2006. Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the first quarter of 2006 were $79,000, or 0.02% of average loans on an annualized basis, as compared to $568,000, or 0.13%, for the same quarter last year.

During the third quarter of 2005, the Company offered a 90-day payment deferral program on mortgage, consumer and small business loans in an effort to assist its loan customers in the areas most significantly impacted by the hurricanes. This program was extended beyond the initial 90-day period for selected borrowers. The deferral program could have the effect of reducing past due, charge offs and nonperforming loans at March 31, 2006.

Other Assets

The following table details the changes in other assets during the first three months of 2006.

	March 31, 2006	December 31, 2005	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Cash and due from banks	$50,981	$66,697	$(15,716)	(23.6)%
Premises and equipment	57,961	55,010	2,951	5.4
Goodwill	93,167	93,167	—	—
Bank-owned life insurance	45,128	44,620	508	1.1
Other	60,600	69,464	(8,864)	(12.8)

Total other assets	$307,837	$328,958	$(21,121)	(6.4)%

Cash and due from banks declined $15.7 million as the Company deployed excess cash into bonds with maturities of three months or less, high quality short-term commercial paper and other liquid instruments.

The $3.0 million increase in premises and equipment is primarily the result of land, building and equipment purchases associated with the Company’s branch expansion initiative.

The $8.9 million decrease in other assets is primarily the result of less income taxes and accrued interest receivable.

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

Deposits – Total end of period deposits increased $83.1 million, or 3.7%, to $2.3 billion at March 31, 2006, compared to $2.2 billion at December 31, 2005. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31, 2006	December 31, 2005	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Noninterest-bearing DDA	$330,264	$350,065	$(19,801)	(5.7)%
NOW accounts	637,408	575,379	62,029	10.8
Savings and money market accounts	573,490	554,731	18,759	3.4
Certificates of deposit	784,896	762,781	22,115	2.9

Total deposits	$2,326,058	$2,242,956	$83,102	3.7%

The Company has experienced strong deposit growth in each of the past three quarters. This is a result of several factors, including increased economic activity in the region due to the recovery from Hurricanes Katrina and Rita and higher deposit rates.

Short-term Borrowings – Short-term borrowings increased only $170,000 between March 31, 2006 and December 31, 2005. Due to strong deposit growth in 2005 and through the first quarter of 2006, the Company has reduced short-term borrowings by over $100 million since March 31, 2005. The Company’s short-term borrowings were $69.0 million at March 31, 2006. The Company’s short-term borrowings at March 31, 2006 were comprised of a $745,000 advance from FHLB of Dallas with a maturity of twelve months and $68.3 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 1.86% and 2.07% for the quarters ended March 31, 2006 and 2005, respectively.

Long-term Borrowings – Long-term borrowings decreased $6.3 million, or 2.5%, to $244.0 million at March 31, 2006, compared to $250.2 million at December 31, 2005. At March 31, 2006, the Company’s long-term borrowings were comprised of $206.7 million of fixed and variable rate advances from the FHLB of Dallas and $37.3 million in junior subordinated debt. The average rates paid on long-term borrowings were 4.51% and 4.17% for the quarters ended March 31, 2006 and 2005, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2006, shareholders’ equity totaled $268.5 million, an increase of $4.9 million, or 1.9%, compared to $263.6 million at December 31, 2005. The following table details the changes in shareholders’ equity during the first three months of 2006.

(dollars in thousands)	Amount
Balance, December 31, 2005	$263,569
Net income	8,046
Sale of treasury stock for stock options exercised	2,708
Cash dividends declared	(2,715)
Repurchases of common stock placed into treasury	(2,120)
Decrease in other comprehensive income	(1,622)
Share-based compensation cost	630

Balance, March 31, 2006	$268,496

Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended March 31, 2006, the Company repurchased a total of 38,419 shares of its Common Stock under publicly announced Stock Repurchase Programs. The following table details these purchases during the quarter.

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
January	9,700	$54.89	9,700	145,603
February	8,719	$54.92	8,719	136,884
March	20,000	$55.47	20,000	116,884

Total	38,419	$55.20	38,419

No shares were repurchased during the quarter ended March 31, 2006, other than through publicly announced plans.

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2006 of $8.0 million, compared to $7.3 million earned during the first quarter of 2005, an increase of $746,000, or 10.2%. Included in earnings are the results of operations of American Horizons from the acquisition date of January 31, 2005 forward.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $1.9 million, or 9.1%, to $22.4 million for the three months ended March 31, 2006, compared to $20.5 million for the three months ended March 31, 2005. The increase was due to a $6.1 million, or 19.5%, increase in interest income, which was partially offset by a $4.3 million, or 39.1%, increase in interest expense. The increase in net interest income was the result of a $235.8 million, or 9.8%, increase in the average balance of earning assets, which was partially offset by a $148.9 million, or 7.0%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and average interest-bearing liabilities increased 47 and 63 basis points during this period, respectively.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.14% during the three months ended March 31, 2006, compared to 3.31% for the comparable period in 2005. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.53% and 3.56% for the three months ended March 31, 2006 and March 31, 2005. The declines in net interest spread and net interest margin were primarily attributable to increases in average yield on NOW accounts and time deposits offset, to a limited extent, by an increasing average yield on earning assets, primarily commercial loans that are tied to floating rate indices.

As of March 31, 2006, the Company’s financial model indicated that an immediate and sustained 100 basis point rise in rates over the next 12 months would approximate a 4.0% increase in net interest income, while a 100 basis point decline in rates over the same period would approximate a 1.0% increase in net interest income from an unchanged rate environment. A similar 200 basis point rise in rates for the same period would approximate a 5.4% increase in net interest income, while a 200 basis point decline in rates over the same period would approximate a 0.5% decrease in net interest income from an unchanged rate environment. The impact of a flattening yield curve, as anticipated in the forward curve as of March 31, 2006, would approximate a 0.1% decrease in net interest income. Computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The following table presents average balance sheets, net interest income and average interest rates for the three month periods ended March 31, 2006 and 2005.

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

	Three Months Ended March 31,
	2006			2005
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$461,280	$6,262	5.43%	$423,943	$5,663	5.34%
Commercial loans (TE) (2)	941,036	14,246	6.30%	824,758	10,742	5.43%
Consumer and other loans	529,472	9,178	7.03%	522,787	8,579	6.66%

Total loans	1,931,788	29,686	6.29%	1,771,488	24,984	5.77%
Mortgage loans held for sale	9,566	153	6.39%	10,360	126	4.86%
Investment securities (TE) (2)(3)	620,103	6,827	4.59%	569,546	5,976	4.43%
Other earning assets	74,420	922	5.03%	48,665	368	3.07%

Total earning assets	2,635,877	37,588	5.86%	2,400,059	31,454	5.39%

Allowance for loan losses	(38,214)			(23,142)
Nonearning assets	289,832			249,982

Total assets	$2,887,495			$2,626,899

Interest-bearing liabilities:
Deposits:
NOW accounts	$611,586	$3,238	2.15%	$575,464	$2,099	1.48%
Savings and money market accounts	561,394	2,274	1.64%	422,106	958	0.92%
Certificates of deposit	774,909	6,559	3.43%	696,153	4,478	2.61%

Total interest-bearing deposits	1,947,889	12,071	2.51%	1,693,723	7,535	1.80%
Short-term borrowings	67,122	312	1.86%	191,570	990	2.07%
Long-term debt	247,235	2,785	4.51%	228,035	2,380	4.17%

Total interest-bearing liabilities	2,262,246	15,168	2.71%	2,113,328	10,905	2.08%

Noninterest-bearing demand deposits	336,616			243,738
Noninterest-bearing liabilities	20,543			17,943

Total liabilities	2,619,405			2,375,009
Shareholders’ equity	268,090			251,890

Total liabilities and shareholders’ equity	$2,887,495			$2,626,899

Net earning assets	$373,631			$286,731

Ratio of earning assets to interest-bearing liabilities	116.52%			113.57%

Net Interest Spread		$22,420	3.14%		$20,549	3.31%

Tax-equivalent Benefit			0.13%			0.13%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$23,279	3.53%		$21,336	3.56%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

The total provision for the quarter ended March 31, 2006 was $435,000 compared to $650,000 for the same period in 2005. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased from 1.98% at December 31, 2005, to 1.97% at March 31, 2006.

Noninterest Income – The Company’s total noninterest income was $6.3 million for the three months ended March 31, 2006, $185,000, or 3.0%, higher than the $6.1 million earned for the same period in 2005. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended
	March 31,		Percent Increase (Decrease)
(dollars in thousands)	2006	2005
Service charges on deposit accounts	$3,001	$3,140	(4.4)%
ATM/debit card fee income	800	608	31.7
Income from bank owned life insurance	509	456	11.5
Gain on sale of loans, net	393	558	(29.5)
Gain on sale of assets	46	36	26.1
Gain (loss) on sale of investments, net	—	5	—
Other income	1,517	1,278	18.7

Total noninterest income	$6,266	$6,081	3.0%

Service charges on deposit accounts decreased $139,000 compared to the same quarter last year primarily due to reduced overdraft charges.

ATM/debit card fee income increased $192,000 compared to the same quarter last year due to the full effect of the expanded cardholder base attributable to the American Horizons acquisition and increased usage in the remaining card base.

Income from bank owned life insurance income increased $53,000 compared to the same quarter last year as the Company increased its average investment in bank owned life insurance from $39.4 million in the first three months of 2005 to $44.8 million for the same period in 2006.

Gain on sale of loans decreased $165,000 compared to the same quarter last year as demand for mortgage refinancings continues to diminish, in part, due to rising interest rates.

Other noninterest income increased $239,000 compared to the same quarter last year due primarily to rising broker sales commissions. Other noninterest income for the first quarter of 2005 included $221,000 in payments received as a result of the conversion of the Company’s ownership interest in PULSE as a result of PULSE’s merger with Discover Financial Services.

Noninterest Expense – The Company’s total noninterest expense was $17.1 million for the three months ended March 31, 2006, $1.4 million, or 9.2%, higher than the $15.7 million incurred for the same period in 2005. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended
	March 31,		Percent Increase (Decrease)
(dollars in thousands)	2006	2005
Salaries and employee benefits	$9,571	$8,239	16.2%
Occupancy and equipment	2,340	1,889	23.9
Franchise and shares tax	880	772	13.9
Communication and delivery	810	776	4.4
Marketing and business development	489	512	(4.5)
Data processing	538	438	22.9
Printing, stationery and supplies	234	261	(10.4)
Amortization of acquisition intangibles	290	284	2.2
Professional services	447	551	(18.9)
Other expenses	1,515	1,954	(22.5)

Total noninterest expense	$17,114	$15,676	9.2%

Salaries and employee benefits increased $1.3 million compared to the same quarter last year due to the full effect of additional staffing associated with the American Horizons acquisition, strategic hires made during 2005 and hiring associated with the Company’s branch expansion initiative. The first quarter of 2005 included $527,000 in compensation expense associated with the Company’s ESOP. The ESOP terminated at the end of the first quarter of 2005; thus, no ESOP compensation expense was incurred during the first quarter of 2006.

Occupancy and equipment increased $451,000 compared to the same quarter last year due primarily to facilities expansion relating to the American Horizons acquisition and, to a lesser extent, the branch expansion initiative.

Franchise and shares tax increased $108,000 compared to the same quarter last year due to growth in capital and income. Both capital and income levels are key components of the Louisiana shares tax calculation.

Data processing increased $100,000 compared to the same quarter last year due to increased computer hardware and software maintenance costs as the Company continues to invest in leading edge technologies to serve the needs of customers and employees.

Other noninterest expenses decreased $439,000 compared to the same quarter last year primarily due to $650,000 of one-time expenses relating to the American Horizons acquisition recorded during the first quarter of 2005, which was partially offset by minimal increases in other expense categories.

Income Tax Expense – Income tax expense increased $87,000, or 2.9%, for the three months ended March 31, 2006 primarily due to the increase in pre-tax earnings.

The effective tax rates for the three months ended March 31, 2006 and 2005 were 27.8% and 29.2%, respectively. The decrease in the Company’s effective tax rate is attributable to the decrease in ESOP compensation expense, a large portion of which was not deductible for tax purposes, along with increases in the levels of tax-exempt income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $490.3 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2006, the Company had $203.6 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at March 31, 2006 were $453.6 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $75 million in the form of federal funds and other lines of credit. At March 31, 2006, the Company had no balance outstanding on these lines and all of the funding was available to the Company. In addition, the Company has outstanding junior subordinated debt totaling $37.3 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At March 31, 2006, the total approved unfunded loan commitments outstanding amounted to $21.2 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $451.5 million.

At March 31, 2006, the Company and IBERIABANK had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of March 31, 2006.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$211,601	7.59%	$111,488	4.00%
Tier 1 Risk-Based	$211,601	10.62%	$79,696	4.00%
Total Risk-Based	$236,673	11.88%	$159,392	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2006. Additional information at March 31, 2006 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2006.

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

IBERIABANK Corporation

Date: May 10, 2006	By:	/s/ Daryl G. Byrd
Daryl G. Byrd President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Anthony J. Restel
Anthony J. Restel Executive Vice President and Chief Financial Officer

Date: May 10, 2006	By:	/s/ Joseph B. Zanco
Joseph B. Zanco Senior Vice President and Controller and Principal Accounting Officer