Form 10-Q
period 2006-06-30
IBERIABANK CORP
filed 2006-08-07
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 31, 2006, the Registrant had 9,670,099 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(Unaudited) June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$63,295	$66,697
Interest-bearing deposits in banks	15,550	60,103

Total cash and cash equivalents	78,845	126,800
Securities available for sale, at fair value	595,313	543,495
Securities held to maturity, fair values of $24,437 and $29,337, respectively	24,542	29,087
Mortgage loans held for sale	13,459	10,515
Loans, net of unearned income	2,033,136	1,918,516
Allowance for loan losses	(36,419)	(38,082)

Loans, net	1,996,717	1,880,434
Premises and equipment, net	64,511	55,010
Goodwill	93,167	93,167
Other assets	111,055	114,084

Total Assets	$2,977,609	$2,852,592

Liabilities
Deposits:
Noninterest-bearing	$348,796	$350,065
Interest-bearing	2,020,098	1,892,891

Total deposits	2,368,894	2,242,956
Short-term borrowings	82,778	68,849
Long-term debt	243,133	250,212
Other liabilities	16,422	27,006

Total Liabilities	2,711,227	2,589,023

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 11,801,979 shares issued,	11,802	11,802
Additional paid-in-capital	197,282	190,655
Retained earnings	161,394	150,107
Unearned compensation	(13,815)	(9,594)
Accumulated other comprehensive income	(11,795)	(5,629)
Treasury stock at cost - 2,137,621 and 2,253,167 shares, respectively	(78,486)	(73,772)

Total Shareholders’ Equity	266,382	263,569

Total Liabilities and Shareholders’ Equity	$2,977,609	$2,852,592

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$31,466	$26,750	$61,152	$51,734
Mortgage loans held for sale, including fees	180	171	333	297
Investment securities:
Taxable interest	6,940	5,607	13,231	10,956
Tax-exempt interest	498	623	1,034	1,250
Other	809	388	1,630	756

Total interest and dividend income	39,893	33,539	77,380	64,993

Interest Expense
Deposits	13,911	8,680	25,982	16,216
Short-term borrowings	475	1,053	787	2,042
Long-term debt	2,752	2,531	5,436	4,912

Total interest expense	17,138	12,264	32,205	23,170

Net interest income	22,755	21,275	45,175	41,823
Provision for loan losses	(1,902)	630	(1,467)	1,280

Net interest income after provision for loan losses	24,657	20,645	46,642	40,543

Noninterest Income
Service charges on deposit accounts	3,242	3,684	6,244	6,824
ATM/debit card fee income	859	692	1,659	1,300
Income from bank owned life insurance	515	505	1,024	961
Gain on sale of loans, net	393	549	786	1,107
Gain (loss) on sale of assets	(18)	215	28	251
Loss on sale of investments, net	(1,389)	(33)	(1,389)	(28)
Other income	1,656	1,133	3,173	2,412

Total noninterest income	5,258	6,745	11,525	12,827

Noninterest Expense
Salaries and employee benefits	9,440	8,233	19,011	16,472
Occupancy and equipment	2,291	2,034	4,631	3,923
Franchise and shares tax	794	818	1,674	1,590
Communication and delivery	725	808	1,535	1,584
Marketing and business development	544	587	1,033	1,099
Data processing	679	432	1,217	870
Printing, stationery and supplies	278	245	511	506
Amortization of acquisition intangibles	283	316	573	601
Professional services	605	588	1,052	1,139
Other expenses	1,823	1,986	3,340	3,939

Total noninterest expense	17,462	16,047	34,577	31,723

Income before income tax expense	12,453	11,343	23,590	21,647
Income tax expense	3,598	3,215	6,689	6,219

Net Income	$8,855	$8,128	$16,901	$15,428

Earnings per share - basic	$0.95	$0.88	$1.81	$1.69

Earnings per share - diluted	$0.89	$0.82	$1.71	$1.58

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2004	$10,812	$136,841	$137,887	$(5,581)	$390	$(60,187)	$220,162

Comprehensive income:
Net income			15,428				15,428
Change in unrealized gain on securities available for sale, net of deferred taxes					(1,551)		(1,551)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					196		196

Total comprehensive income							14,073
Cash dividends declared, $0.46 per share			(4,411)				(4,411)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 99,020 shares		851				986	1,837
Common stock released by ESOP trust		519		104			623
Common stock issued for recognition and retention plan		2,554		(3,857)		1,303	—
Common stock issued for acquisition	991	46,945	(199)				47,737
Share-based compensation cost		134		655			789
Treasury stock acquired at cost, 355,488 shares						(17,002)	(17,002)

Balance, June 30, 2005	$11,803	$187,844	$148,705	$(8,679)	$(965)	$(74,900)	$263,808

Balance, December 31, 2005	$11,802	$190,655	$150,107	$(9,594)	$(5,629)	$(73,772)	$263,569
Comprehensive income:
Net income			16,901				16,901
Change in unrealized loss on securities available for sale, net of deferred taxes					(6,695)		(6,695)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					529		529

Total comprehensive income							10,735
Cash dividends declared, $0.58 per share			(5,614)				(5,614)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 159,286 shares		2,238				2,004	4,242
Common stock issued for recognition and retention plan		4,168		(5,482)		1,314	—
Share-based compensation cost		221		1,261			1,482
Treasury stock acquired at cost, 138,253 shares						(8,032)	(8,032)

Balance, June 30, 2006	$11,802	$197,282	$161,394	$(13,815)	$(11,795)	$(78,486)	$266,382

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$16,901	$15,428

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,617	2,521
Provision for loan losses	(1,467)	1,280
Noncash compensation expense	1,482	1,319
Gain on sale of assets	(28)	(251)
Loss on sale of investments	1,389	28
Amortization of premium/discount on investments	(55)	1,024
Net change in loans held for sale	(2,944)	(8,437)
Cash retained from tax benefit associated with share-based payment arrangements	(2,023)	—
Other operating activities, net	(4,052)	(2,858)

Net Cash Provided by Operating Activities	11,820	10,054

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	40,181	5,149
Proceeds from maturities, prepayments and calls of securities available for sale	167,002	47,511
Purchases of securities available for sale	(270,613)	(66,573)
Proceeds from sales of securities held to maturity	—	231
Proceeds from maturities, prepayments and calls of securities held to maturity	4,523	8,505
(Increase) Decrease in loans receivable, net	(116,105)	16,978
Proceeds from sale of premises and equipment	634	954
Purchases of premises and equipment	(12,179)	(3,298)
Proceeds from disposition of real estate owned	648	1,153
Cash received in excess of cash paid in acquisition	—	20,736
Other investing activities, net	1,549	(15)

Net Cash (Used in) Provided by Investing Activities	(184,360)	31,331

Cash Flows from Financing Activities
Increase in deposits	126,275	58,825
Net change in short-term borrowings	13,929	(75,103)
Proceeds from long-term debt	—	5,000
Repayments of long-term debt	(6,440)	(997)
Dividends paid to shareholders	(5,389)	(3,969)
Proceeds from sale of treasury stock for stock options exercised	2,219	744
Costs of issuance of common stock in acquisition	—	(6)
Payments to repurchase common stock	(8,032)	(17,002)
Cash retained from tax benefit associated with share-based payment arrangements	2,023	—

Net Cash Provided by (Used in) Financing Activities	124,585	(32,508)

Net Increase (Decrease) In Cash and Cash Equivalents	(47,955)	8,877
Cash and Cash Equivalents at Beginning of Period	126,800	53,265

Cash and Cash Equivalents at End of Period	$78,845	$62,142

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$642	$808

Common stock issued in acquisition	$—	$47,743

Exercise of stock options with payment in company stock	$384	$913

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$32,387	$23,014

Income taxes, net	$7,100	$5,029

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

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiary, IBERIABANK (the “Bank”), as well as all of the Bank’s subsidiaries, Iberia Financial Services LLC, Acadiana Holdings LLC, Jefferson Insurance Corporation, Finesco LLC and IBERIABANK Insurance Services LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Through the Bank, the Company offers commercial and retail products and services to customers throughout the state of Louisiana, including New Orleans, Baton Rouge, Shreveport, Northeast Louisiana, LaPlace, Houma, and the Acadiana and Northshore regions.

All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments and share-based compensation.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Note 2 – Proposed Merger

On July 27, 2006, the Company announced the signing of a definitive merger agreement to acquire Pocahontas Bancorp, Inc. (“Pocahontas”) of Jonesboro, Arkansas, the holding company for First Community Bank of Jonesboro, Arkansas. The acquisition would extend the Company’s presence into Northeast Arkansas. According to the Agreement, Pocahontas shareholders will receive 0.2781 shares of IBERIABANK Corporation common stock per outstanding share. Based on the closing price of IBERIABANK Corporation’s common stock on July 26, 2006, the transaction had an estimated total value of $76 million ($79 million assuming full conversion of stock options). At June 30, 2006, total assets of Pocahontas were $733 million, including loans totaling $429 million, and total deposits were $535 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the transaction will be accounted for as a purchase and is expected to be consummated prior to December 31, 2006.

Pocahontas’ stock is traded on the NASDAQ Global Market under the symbol “PFSL”. At June 30, 2006, Pocahontas had 4,641,717 shares outstanding. Pocahontas shareholders are projected to control approximately 14% of the pro forma combined company.

Note 3 – Stock Split

In July 2005, the Board of Directors declared a five-for-four stock split in the form of a 25% stock dividend. The dividend was paid on August 15, 2005 to shareholders of record as of August 1, 2005. Unless otherwise indicated, all share and per share amounts have been restated to reflect the stock split.

Note 4 – Earnings Per Share

For the three months ended June 30, 2006, basic earnings per share were based on 9,354,218 weighted average shares outstanding and diluted earnings per share were based on 9,939,973 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 344,000; and (b) the weighted average shares purchased in Treasury Stock of 2,103,762.

For the six months ended June 30, 2006, basic earnings per share were based on 9,323,358 weighted average shares outstanding and diluted earnings per share were based on 9,912,292 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 326,347; and (b) the weighted average shares purchased in Treasury Stock of 2,152,275.

Note 5 – Share-based Compensation

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123(R)) utilizing the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants for the three or six month periods ended June 30, 2005.

As a result of adopting SFAS No. 123(R), the Company’s net income for the three and six months ended June 30, 2006 included $62,000 and $82,000 respectively, of compensation costs and $22,000 and $29,000, respectively, of income tax benefits related to stock options granted under share-based compensation arrangements. The impact on basic and diluted earnings per share was less than $0.01.

The Company reported $756,000 and $2.0 million of excess tax benefits as financing cash inflows during the three and six months ended June 30, 2006, respectively. Since the Company selected the modified-prospective transition method, second quarter 2005 cash flows have not been restated. Net cash proceeds from the exercise of stock options were $777,000 and $2.2 million for the three and six months ended June 30, 2006, respectively.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the three and six months ended June 30, 2005:

(dollars in thousands, except per share amounts)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net Income:
As reported	$8,128	$15,428
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(403)	(765)

Pro forma	$7,725	$14,663

Earnings per share:
As reported - basic	$0.88	$1.69
diluted	$0.82	$1.58
Pro forma - basic	$0.84	$1.61
diluted	$0.79	$1.51

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected dividends	2.0%	2.0%	2.0%	2.0%
Expected volatility	24.53%	23.00%	24.78%	19.55%
Risk-free interest rate	5.1%	3.9%	4.7%	4.3%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$17.57	$12.63	$16.48	$10.78

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2006, there was $1.8 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 6.8 years.

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2005	1,550,961	$29.55
Granted	115,026	58.16
Exercised	159,762	15.29
Forfeited or expired	—	—

Outstanding options, June 30, 2006	1,506,225	$33.24	6.4 Years

Outstanding exercisable, June 30, 2006	1,391,199	$31.18	6.2 Years

Shares reserved for future stock option grants to employees and directors under existing plans were 507,161 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $36.7 million. Total intrinsic value of options exercised was $5.1 million for the six months ended June 30, 2006.

The share-based compensation plans described in Note 15 in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted amortized over the vesting period. As of June 30, 2006, unearned share-based compensation associated with these awards totaled $13.8 million. Upon adoption of SFAS No. 123(R), the Company was required to change its policy from recognizing forfeitures as they occur to one where expense is recognized based on expectations of the awards that will vest over the requisite service period. This change had an immaterial cumulative effect on the Company’s results of operations.

The following table represents the compensation expense that was included in noninterest expense in the accompanying consolidated statements of income related to these restricted stock grants for the periods indicated below (in thousands):

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Compensation expense related to restricted stock	$1,399	$790

The following table represents restricted stock award activity for the six months ended June 30, 2006 and 2005, respectively:

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Balance, beginning of year	287,773	214,013
Granted	97,502	85,103
Forfeited	(1,972)	(2,500)
Earned and issued	(39,961)	(25,734)

Balance, June 30, 2006 and 2005, respectively	343,342	270,882

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

There was no change in the carrying amount of goodwill for the three or six months ended June 30, 2006.

The Company records purchase accounting intangible assets that consist of core deposit intangibles and mortgage servicing rights. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization:

	June 30, 2006			June 30, 2005
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$10,282	$3,446	$6,836	$10,282	$2,267	$8,015
Mortgage servicing rights	313	290	23	313	242	71

Total	$10,595	$3,736	$6,859	$10,595	$2,509	$8,086

The amortization expense related to purchase accounting intangibles for the three months ended June 30, 2006 and 2005, was $293,000 and $332,000, respectively. The amortization expense of the purchase accounting intangibles for the six months ended June 30, 2006 and 2005, was $594,000 and $633,000, respectively.

Note 7 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). SFAS No. 123(R) revised SFAS No. 123 and calls for companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) as of January 1, 2006. See Note 5 for additional information relating to SFAS No. 123(R).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the six months ended June 30, 2006. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2005 Annual Report on Form 10-K and Item 1A of this Quarterly Report on Form 10-Q.

SECOND QUARTER OVERVIEW

During the second quarter of 2006, the Company earned $8.9 million, or $0.89 per share on a diluted basis. This represents an 8.1% increase over the $0.82 per diluted share, or $8.1 million, earned for the second quarter of 2005. Net income for the six months ended June 30, 2006 totaled $16.9 million, up 9.5%, compared to the $15.4 million earned during the first six months of 2005. Year-to-date comparatives are influenced, in part, by the acquisition of American Horizons Bancorp, Inc., the holding company for American Horizons Bank, of Monroe, Louisiana (“American Horizons”) on January 31, 2005. The key components of the Company’s performance are summarized below.

•	Total assets at June 30, 2006 were $3.0 billion, up $125.0 million, or 4.4%, from $2.9 billion at December 31, 2005. Shareholders’ equity increased by $2.8 million, or 1.1%, from $263.6 million at December 31, 2005 to $266.4 million at June 30, 2006.

•	Total loans at June 30, 2006 were $2.0 billion, an increase of $114.6 million, or 6.0%, from $1.9 billion at December 31, 2005. Commercial loans continue to drive loan growth.

•	Total customer deposits increased $125.9 million, or 5.6%, from $2.2 billion at December 31, 2005 to $2.4 billion at June 30, 2006. NOW accounts and certificates of deposit have led deposit growth over the past six months.

•	Net interest income increased $1.5 million, or 7.0%, for the three months ended June 30, 2006, compared to the same period of 2005. For the six months ended June 30, 2006, net interest income increased $3.4 million, or 8.0%, compared to the same period of 2005. This increase was largely attributable to increased volume. The corresponding net interest margin ratios on a tax-equivalent basis were 3.44% and 3.54% for the quarters ended June 30, 2006 and 2005, respectively.

•	Noninterest income decreased $1.5 million, or 22.0%, for the second quarter of 2006 as compared to the same period of 2005. The decrease was primarily driven by a $1.4 million loss on the sale of investments during the quarter. The $42 million of investment securities sold had a weighted average yield of 3.88%. Subsequent to this sale, investment securities with approximately similar durations were purchased yielding an average of 5.53%. For the six months ended June 30, 2006, noninterest income decreased $1.3 million, or 10.2%, compared to the same period of 2005.

•	Noninterest expense increased $1.4 million, or 8.8%, for the quarter ended June 30, 2006, as compared to the same quarter last year. This increase was primarily due to higher compensation expense as a result of hiring associated with the Company’s branch expansion initiative and other strategic hires during 2006. For the six months ended June 30, 2006, noninterest expense increased $2.9 million, or 9.0%, compared to the same period of 2005.

•	The Company completed a comprehensive review of loans potentially impacted by Hurricane Rita during the quarter. In light of significant improvements in client exposure and risks related to Hurricane Rita and other credit quality statistics, the Company recorded a negative provision for possible loan losses of $1.9 million during the second quarter of 2006, compared to a provision of $630,000 for the second quarter of 2005. A total of $1.5 million in negative provision for possible loan losses was recorded for the six months ended June 30, 2006, compared to a provision of $1.3 million for the same period of 2005. As of June 30, 2006, the allowance for loan losses as a percent of total loans was 1.79%, compared to 1.37% at June 30, 2005. Net charge-offs for the second quarter of 2006 were $117,000, or 0.02%, of average loans on an annualized basis, compared to $619,000, or 0.14%, a year earlier. The coverage of nonperforming assets by the allowance for loan losses was 5.97 times at the end of the second quarter of 2006, as compared to 6.31 times at December 31, 2005 and 3.39 times at June 30, 2005.

•	During the quarter, the Company opened a new branch office in Laplace, Louisiana. The Company has opened a total of six new branch offices under the Company’s branch expansion initiative. The estimated net after-tax cost of the branch expansion initiative was $0.05 per share in the second quarter of 2006.

•	In June 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per common share, a 25% increase compared to the same quarter of 2005.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.7 billion during the quarter ended June 30, 2006, an increase of $248.4 million, or 10.0%, from the year ended December 31, 2005. For the six months ended June 30, 2006, average earning assets also amounted to $2.7 billion, an increase of $238.3 million, or 9.8%, from the same period of 2005, and an increase of $203.6 million, or 8.2%, from the year ended December 31, 2005. Commercial loan growth was the primary driver of the quarterly and year-to-date increases.

Loans and Leases – The loan portfolio increased $114.6 million, or 6.0%, during the first six months of 2006. Loan growth was primarily driven by commercial real estate loans and private banking mortgages.

The Company’s loan to deposit ratios at June 30, 2006 and December 31, 2005 were 85.8% and 85.5%, respectively. The percentage of fixed rate loans within the total loan portfolio has increased slightly from 70% at the end of 2005 to 72% as of June 30, 2006. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

(dollars in thousands)	June 30, 2006	December 31, 2005	Increase/(Decrease)
			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$451,476	$430,111	$21,365	5.0%
Construction	31,586	30,611	975	3.2

Total residential mortgage loans	483,062	460,722	22,340	4.8

Commercial loans:
Real estate	620,760	545,868	74,892	13.7
Business	396,885	376,966	19,919	5.3

Total commercial loans	1,017,645	922,834	94,811	10.3

Consumer loans:
Indirect automobile	227,406	229,646	(2,240)	(1.0)
Home equity	228,955	230,363	(1,408)	(0.6)
Other	76,068	74,951	1,117	1.5

Total consumer loans	532,429	534,960	(2,531)	(0.5)

Total loans receivable	$2,033,136	$1,918,516	$114,620	6.0%

The Company remains focused on growing the commercial loan portfolio as evidenced by the increase in commercial loans during 2006 and over the past five years. The Company has added significant depth to its commercial lending team over the past year with the intention of growing this segment of the portfolio further.

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

The consumer loan portfolio was relatively unchanged during the second quarter because rising interest rates have prompted consumers to pay down home equity lines or refinance these lines into longer-term, fixed rate financing. The pay downs were largely offset by consumer loan originations during the year.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2006:

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2005	$543,495	$29,087
Purchases	270,613	—
Sales	(41,574)	—
Principal maturities, prepayments and calls	(167,002)	(4,523)
Amortization of premiums and accretion of discounts	81	(22)
Decrease in market value	(10,300)	—

Balance, June 30, 2006	$595,313	$24,542

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of June 30, 2006, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $44.6 million, or 74.1%, to $15.6 million at June 30, 2006, compared to $60.1 million at December 31, 2005.

Mortgage Loans Held for Sale – Loans held for sale increased $2.9 million, or 28.0%, to $13.5 million at June 30, 2006, compared to $10.5 million at December 31, 2005. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Asset Quality and Allowance for Loan Losses

The Company determines its allowance for loan losses in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan-an Amendment of FASB Statements No. 5 and 15 and SFAS No. 5, Accounting for Contingencies. For a detailed description of the Company’s process for determining the amount of the allowance for loan losses, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Due to the devastation caused by Hurricanes Katrina and Rita in August and September 2005, respectively, the Company performed an extensive review of the loan portfolios impacted by these storms. As a result of this review, the Company recorded a hurricane-related loan loss provision of $14.4 million in the third quarter of 2005. Since establishing the Katrina/Rita provision, the Company has continued to update its assessment based on additional information received from borrowers, insurance carriers, government agencies and others. During the second quarter of 2006, the Company determined a significant portion of the reserve for loans associated with Hurricane Rita was no longer appropriate. As a result of this determination and continued exceptional asset quality of the loan portfolio not affected by the hurricanes, the Company recorded a $1.9 million negative loan loss provision in the second quarter of 2006.

Although several borrowers affected by Hurricane Katrina have demonstrated more favorable results than originally predicted, there still remain concerns about insurance, flood maps, the level of rebuilding in the City of New Orleans, and the City’s vulnerability through this year’s hurricane season. With these uncertainties still evident, no adjustment was made to the Company’s Hurricane Katrina reserve during the quarter.

Actual default and loss rates may differ materially from levels assumed by the Company.

The following table presents the activity in the allowance for loan losses during the first six months of 2006:

(dollars in thousands)	Amount
Balance, December 31, 2005	$38,082
Provision charged to operations	(1,467)
Loans charged off	(1,487)
Recoveries	1,291

Balance, June 30, 2006	$36,419

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $6.1 million, or 0.20% of total assets at June 30, 2006, compared to $6.0 million, or 0.21% of total assets at December 31, 2005. The allowance for loan losses amounted to $36.4 million, or 1.79% of total loans and 627.0% of total nonperforming loans at June 30, 2006, compared to 1.98% and 659.3%, respectively, at December 31, 2005. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated:

(dollars in thousands)	June 30, 2006	December 31, 2005
Nonaccrual loans:
Commercial, financial and agricultural	$2,137	$2,377
Mortgage	569	384
Loans to individuals	1,634	2,012

Total nonaccrual loans	4,340	4,773
Accruing loans 90 days or more past due	1,469	1,003

Total nonperforming loans (1)	5,809	5,776
Foreclosed property	287	257

Total nonperforming assets (1)	6,096	6,033
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$6,096	$6,033

Nonperforming loans to total loans (1)	0.29%	0.30%
Nonperforming assets to total assets (1)	0.20%	0.21%
Allowance for loan losses to nonperforming loans (1)	627.0%	659.3%
Allowance for loan losses to total loans	1.79%	1.98%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

The percentage of nonperforming assets to total loans decreased slightly from 0.31% at the end of 2005 to 0.30% at June 30, 2006, primarily due to a $378,000, or 18.8%, decrease in nonaccrual loans to individuals. Nonperforming asset balances increased by only $63,000 or 1.0%, since the end of 2005. Net charge-offs for the second quarter of 2006 were $117,000, or 0.02% of average loans on an annualized basis, as compared to $619,000, or 0.14%, for the same quarter last year.

Other Assets

The following table details the changes in other assets during the first six months of 2006:

(dollars in thousands)	June 30, 2006	December 31, 2005	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$63,295	$66,697	$(3,402)	(5.1)%
Premises and equipment	64,511	55,010	9,501	17.3
Goodwill	93,167	93,167	—	—
Bank-owned life insurance	45,644	44,620	1,024	2.3
Other	65,411	69,464	(4,053)	(5.8)

Total other assets	$332,028	$328,958	$3,070	0.9%

The $9.5 million increase in premises and equipment is primarily the result of land, building and equipment purchases associated with the Company’s branch expansion initiative.

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

Deposits – Total end of period deposits increased $125.9 million, or 5.6%, to $2.4 billion at June 30, 2006, compared to $2.2 billion at December 31, 2005. The following table sets forth the composition of the Company’s deposits at the dates indicated:

(dollars in thousands)	June 30, 2006	December 31, 2005	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$348,796	$350,065	$(1,269)	(0.4)%
NOW accounts	628,335	575,379	52,956	9.2
Savings and money market accounts	584,396	554,731	29,665	5.3
Certificates of deposit	807,367	762,781	44,586	5.8

Total deposits	$2,368,894	$2,242,956	$125,938	5.6%

The Company has experienced strong deposit growth over the past year. This is a result of several factors, including increased economic activity in the region due to the recovery from Hurricanes Katrina and Rita, higher deposit rates and new branch locations.

Short-term Borrowings – Short-term borrowings increased $13.9 million, or 20.2%, to $82.8 million at June 30, 2006, compared to $68.8 million at December 31, 2005. The Company’s short-term borrowings at June 30, 2006 were comprised of $745,000 in FHLB of Dallas advances with maturities of two months or less and $82.0 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 2.35% and 2.42% for the quarters ended June 30, 2006 and 2005, respectively.

Long-term Borrowings – Long-term borrowings decreased $7.1 million, or 2.8%, to $243.1 million at June 30, 2006, compared to $250.2 million at December 31, 2005. At June 30, 2006, the Company’s long-term borrowings were comprised of $205.9 million of fixed and variable rate advances from the FHLB of Dallas and $37.2 million in junior subordinated debt. The average rates paid on long-term borrowings were 4.47% and 4.16% for the quarters ended June 30, 2006 and 2005, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2006, shareholders’ equity totaled $266.4 million, an increase of $2.8 million, or 1.1%, compared to $263.6 million at December 31, 2005. The following table details the changes in shareholders’ equity during the first six months of 2006:

(dollars in thousands)	Amount
Balance, December 31, 2005	$263,569
Net income	16,901
Share-based compensation cost	1,482
Sale of treasury stock for stock options exercised	4,242
Cash dividends declared	(5,614)
Repurchases of common stock placed into treasury	(8,032)
Decrease in other comprehensive income	(6,166)

Balance, June 30, 2006	$266,382

Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended June 30, 2006, the Company repurchased a total of 99,834 shares of its Common Stock under publicly announced Stock Repurchase Programs. The following table details these purchases during the quarter:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
April	—	—	—	116,884
May	69,834	$59.51	69,834	47,050
June	30,000	$58.54	30,000	17,050

Total	99,834	$59.22	99,834

No shares were repurchased during the quarter ended June 30, 2006, other than through publicly announced plans.

RESULTS OF OPERATIONS

Net income for the second quarter of 2006 totaled $8.9 million, compared to $8.1 million earned during the second quarter of 2005, an increase of $727,000, or 8.9%. For the six months ended June 30, 2006, the Company reported net income of $16.9 million, compared to $15.4 million earned during the same period of 2005, an increase of $1.5 million, or 9.5%.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $1.5 million, or 7.0%, to $22.8 million for the three months ended June 30, 2006, compared to $21.3 million for the three months ended June 30, 2005. The increase was due to a $6.4 million, or 18.9%, increase in interest income, which was partially offset by a $4.9 million, or 39.7%, increase in interest expense. The increase in net interest income was the result of a $240.7 million, or 9.7%, increase in the average balance of earning assets, which was partially offset by a $176.5 million, or 8.1%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets increased 44 basis points during this period, while the rate on average interest-bearing liabilities increased 66 basis points over the same period.

For the six months ended June 30, 2006, net interest income increased $3.4 million, or 8.0%, to $45.2 million, compared to $41.8 million for the first six months of 2005. The increase was due to a $12.4 million, or 19.1%, increase in interest income, which was partially offset by a $9.0 million, or 39.0%, increase in interest expense. The increase in net interest income was the result of a $238.3 million, or 9.8%, increase in the average balance of earning assets, which was partially offset by a $162.8 million, or 7.6%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets increased 45 basis points during this period, while the rate on average interest-bearing liabilities increased 64 basis points over the same period.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.04% during the three months ended June 30, 2006, compared to 3.26% for the comparable period in 2005. For the six months ended June 30, 2006 and 2005, the average interest rate spread was 3.09% and 3.28%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.44% and 3.54%, for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the net interest margin on a taxable equivalent (TE) basis was 3.48% and 3.55%, respectively. The declines in net interest spread and net interest margin were primarily attributable to the increases in average yield on NOW accounts and CDs, offset, to a limited extent, by an increasing average yield on earning assets, primarily commercial loans that are tied to floating rate indices.

As of June 30, 2006, the Company was essentially neutral in terms of interest rate sensitivity. The table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income:

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	1.6%
+100	0.5
-100	0.5
-200	(1.0)

The impact of a flattening yield curve, as anticipated in the forward curve as of June 30, 2006, would approximate 1.1% decrease in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company continues to monitor investment opportunities and weigh the associated risk/return. Volume increases in earning assets and improvements in the mix of earning assets and interest-bearing liabilities are expected to improve net interest income, but may negatively impact the net interest margin ratio.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At June 30, 2006, the Company had interest rate swaps in the notional amount of approximately $129.3 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At June 30, 2006, the Company had $37.1 million notional amount of interest rate contracts with corporate customers and $37.1 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three and six month periods ended June 30, 2006 and 2005.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2006			2005			2006			2005
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$472,601	$6,492	5.49%	$432,901	$5,756	5.32%	$466,972	$12,754	5.46%	$428,447	$11,418	5.33%
Commercial loans (TE) (2)	988,018	15,595	6.47%	863,027	11,894	5.66%	964,656	29,841	6.39%	843,998	22,637	5.55%
Consumer and other loans	529,256	9,379	7.11%	540,434	9,100	6.75%	529,364	18,557	7.07%	531,659	17,679	6.71%

Total loans	1,989,875	31,466	6.41%	1,836,362	26,750	5.90%	1,960,992	61,152	6.35%	1,804,104	51,734	5.84%
Mortgage loans held for sale	11,691	180	6.15%	12,436	171	5.51%	10,634	333	6.26%	11,404	297	5.22%
Investment securities (TE) (2)(3)	659,552	7,438	4.67%	592,947	6,230	4.43%	639,937	14,265	4.63%	581,311	12,206	4.43%
Other earning assets	64,863	809	5.00%	43,509	388	3.58%	69,615	1,630	4.72%	46,073	756	3.31%

Total earning assets	2,725,981	39,893	5.95%	2,485,254	33,539	5.51%	2,681,178	77,380	5.90%	2,442,892	64,993	5.45%

Allowance for loan losses	(38,581)			(25,104)			(38,399)			(24,128)
Nonearning assets	285,213			263,554			287,510			256,805

Total assets	$2,972,613			$2,723,704			$2,930,289			$2,675,569

Interest-bearing liabilities:
Deposits:
NOW accounts	$637,921	$3,869	2.43%	$559,752	$2,192	1.57%	$624,826	$7,108	2.29%	$567,564	$4,291	1.52%
Savings and money market accounts	593,040	2,735	1.85%	472,989	1,411	1.20%	577,305	5,008	1.75%	447,688	2,369	1.07%
Certificates of deposit	798,722	7,307	3.67%	731,134	5,077	2.79%	786,881	13,866	3.55%	713,741	9,556	2.70%

Total interest-bearing deposits	2,029,683	13,911	2.75%	1,763,875	8,680	1.97%	1,989,012	25,982	2.63%	1,728,993	16,216	1.89%
Short-term borrowings	79,839	475	2.35%	171,943	1,053	2.42%	73,516	787	2.13%	181,703	2,042	2.24%
Long-term debt	243,462	2,752	4.47%	240,637	2,531	4.16%	245,338	5,436	4.41%	234,370	4,912	4.17%

Total interest-bearing liabilities	2,352,984	17,138	2.91%	2,176,455	12,264	2.25%	2,307,866	32,205	2.81%	2,145,066	23,170	2.17%

Noninterest-bearing demand deposits	331,272			267,004			333,929			255,436
Noninterest-bearing liabilities	19,117			13,430			19,826			15,673

Total liabilities	2,703,373			2,456,889			2,661,621			2,416,175
Shareholders’ equity	269,240			266,815			268,668			259,394

Total liabilities and shareholders’ equity	$2,972,613			$2,723,704			$2,930,289			$2,675,569

Net earning assets	$372,997			$308,799			$373,312			$297,826

Ratio of earning assets to interest-bearing liabilities	115.85%			114.19%			116.18%			113.88%

Net Interest Spread		$22,755	3.04%		$21,275	3.26%		$45,175	3.09%		$41,823	3.28%

Tax-equivalent Benefit			0.12%			0.13%			0.13%			0.13%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$23,587	3.44%		$22,080	3.54%		$46,866	3.48%		$43,415	3.55%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

As a result of reduced risk associated with borrowers impacted by Hurricane Rita and strong asset quality statistics, the Company recorded a negative provision for loan losses of $1.9 million during the quarter ended June 30, 2006, compared to a provision of $630,000 for the same period in 2005. For the six months ended June 30, 2006, the provision for loan losses was a negative $1.5 million compared to $1.3 million for the first six months of 2005. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased from 1.98% at December 31, 2005, to 1.79% at June 30, 2006. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.37% as of June 30, 2005.

Noninterest Income – The Company’s total noninterest income was $5.3 million for the three months ended June 30, 2006, $1.5 million, or 22.0%, lower than the $6.7 million earned for the same period in 2005. For the six months ended June 30, 2006, total noninterest income decreased $1.3 million, or 10.2%, from $12.8 million to $11.5 million compared to the six months ended June 30, 2005. The following table illustrates the changes in each significant component of noninterest income:

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(dollars in thousands)	2006	2005		2006	2005
Service charges on deposit accounts	$3,242	$3,684	(12.0)%	$6,244	$6,824	(8.5)%
ATM/debit card fee income	859	692	24.1	1,659	1,300	27.6
Income from bank owned life insurance	515	505	2.0	1,024	961	6.6
Gain on sale of loans, net	393	549	(28.4)	786	1,107	(29.0)
Gain (loss) on sale of assets	(18)	215	(108.4)	28	251	(88.8)
Loss on sale of investments, net	(1,389)	(33)	4,109.1	(1,389)	(28)	4,860.7
Other income	1,656	1,133	46.2	3,173	2,412	31.6

Total noninterest income	$5,258	$6,745	(22.0)%	$11,525	$12,827	(10.2)%

Service charges on deposit accounts decreased $442,000 for the second quarter and $580,000 for the first six months of 2006 primarily due to customer migration to lower fee accounts and reduced overdraft and account analysis fees.

ATM/debit card fee income increased $167,000 for the second quarter and $359,000 for the first six months of 2006 resulting from increased usage and an expanded cardholder base primarily attributable to the American Horizons acquisition.

Gain on sale of loans decreased $156,000 for the second quarter and $321,000 for the first six months of 2006 resulting from reduced demand for new mortgage loans and refinancings and associated sales of these loans into the secondary market.

Gain on sale of assets decreased $233,000 for the second quarter and $223,000 for the first six months of 2006. 2005 gains included the sale of a branch in the New Orleans market. The Company ceased operating this branch location in February 2005 due to its proximity to another New Orleans branch location.

Loss on sale of investments increased $1.4 million as a result of the sale of $42 million in investment securities in June 2006. The investment securities sold had a weighted average yield of 3.88%. Subsequent to this sale, investment securities with approximately similar durations were purchased yielding an average of 5.53%.

Other noninterest income increased $523,000 for the second quarter and $761,000 for the first six months of 2006. The increases were primarily due to rising broker dealer commissions.

Noninterest Expense - The Company’s total noninterest expense was $17.5 million for the three months ended June 30, 2006, $1.4 million, or 8.8%, higher than the $16.0 million expense incurred for the same period in 2005. Noninterest expense increased $2.9 million, or 9.0%, for the six months ended June 30, 2006, to $34.6 million, compared to $31.7 million for the six months ended June 30, 2005. The following table illustrates the changes in each significant component of noninterest expense:

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(dollars in thousands)	2006	2005		2006	2005
Salaries and employee benefits	$9,440	$8,233	14.7%	$19,011	$16,472	15.4%
Occupancy and equipment	2,291	2,034	12.6	4,631	3,923	18.0
Franchise and shares tax	794	818	(2.9)	1,674	1,590	5.3
Communication and delivery	725	808	(10.3)	1,535	1,584	(3.1)
Marketing and business development	544	587	(7.3)	1,033	1,099	(6.0)
Data processing	679	432	57.2	1,217	870	39.9
Printing, stationery and supplies	278	245	13.5	511	506	1.0
Amortization of acquisition intangibles	283	316	(10.4)	573	601	(4.7)
Professional services	605	588	2.9	1,052	1,139	(7.6)
Other expenses	1,823	1,986	(8.2)	3,340	3,939	(15.2)

Total noninterest expense	$17,462	$16,047	8.8%	$34,577	$31,723	9.0%

Salaries and employee benefits increased $1.2 million for the second quarter and $2.5 million for the first six months of 2006 due to higher compensation expense as a result of hiring associated with the Company’s branch expansion initiative and other strategic hires during 2006.

Occupancy and equipment increased $257,000 for the second quarter and $708,000 for the first six months of 2006 primarily due to the branch expansion initiative.

Data processing increased $247,000 for the second quarter and $347,000 for the first six months of 2006 primarily due to increased computer hardware and software maintenance costs as the Company continues to invest in leading edge technologies to serve the needs of customers and employees.

Other noninterest expenses decreased $163,000 for the second quarter and $599,000 for the first six months of 2006. The quarterly decrease relates primarily to lower ATM/debit card expenses. The six month period ended June 30, 2005 includes $650,000 of one-time expenses associated with the integration and conversion of American Horizons; hence, the decrease in 2006.

Income Tax Expense – Income tax expense increased $383,000, or 11.9%, for the three months ended June 30, 2006 to $3.6 million, compared to $3.2 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, income tax expense increased $470,000, or 7.6%, to $6.7 million, compared to $6.2 million for the six months ended June 30, 2005. The increase in income tax expense was principally due to the increase in pre-tax earnings.

The effective tax rates for the three months ended June 30, 2006 and 2005 were 28.9% and 28.3%, respectively. The effective tax rates for the six months ended June 30, 2006 and 2005 were 28.4% and 28.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30,

2006 totaled $562.2 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2006, the Company had $203.0 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at June 30, 2006 were $433.2 million. The Company and the Bank also have various funding arrangements with commercial banks providing up to $75 million in the form of federal funds and other lines of credit. At June 30, 2006, the Company had no balance outstanding on these lines and all of the funding was available to the Company. In addition, the Company issued junior subordinated debt totaling $37.2 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At June 30, 2006, the total approved unfunded loan commitments outstanding amounted to $58.9 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $509.4 million.

At June 30, 2006, the Company and the Bank had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of June 30, 2006:

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$214,296	7.46%	$114,904	4.00%
Tier 1 Risk-based	$214,296	10.20%	$84,021	4.00%
Total Risk-based	$240,678	11.46%	$168,042	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2006. Additional information at June 30, 2006 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 3, 2006.

1.	With respect to the election of three directors to serve three-year terms expiring in the year 2009 and until their successors are elected and qualified, the following is the number of shares voted :

Nominees	For	Withheld
Ernest P. Breaux, Jr.	8,501,272	37,067
John N. Casbon	8,451,395	86,944
Jefferson G. Parker	8,500,936	37,403

There were no abstentions or broker non-votes.

2.	With respect to the ratification of the appointment of Castaing, Hussey & Lolan, LLC as the Company’s independent auditors for the fiscal year ending December 31, 2006, the following is the number of shares voted:

For	Against	Abstain
8,433,073	99,643	5,623

There were no broker non-votes.

Item 5. Other Information

On May 4, 2006, the Compensation Committee of the Board of Directors of the Company approved a Restricted Share Award (“Award”) of 813 shares of the Company’s common stock to each of the Company’s non-employee directors. The Restricted Shares under the Award will vest at the rate of one-third (33 1/3%) upon each of the three anniversaries of the annual meeting of the Company’s shareholders following the date of the Award and will be subject to other terms and conditions of the Restricted Stock Award Agreement filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit No. 10.1	Form of Restricted Share Award Agreement.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: August 7, 2006	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 7, 2006	By:	/s/ Anthony J. Restel
Anthony J. Restel
Executive Vice President and Chief Financial Officer

Date: August 7, 2006	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Corporate Controller and Principal Accounting Officer