Form 10-Q
period 2006-09-30
IBERIABANK CORP
filed 2006-11-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At October 31, 2006, the Registrant had 9,705,231 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(Unaudited)
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$58,516	$66,697
Interest-bearing deposits in banks	12,550	60,103

Total cash and cash equivalents	71,066	126,800
Securities available for sale, at fair value	576,634	543,495
Securities held to maturity, fair values of $24,160 and $29,337, respectively	24,023	29,087
Mortgage loans held for sale	20,055	10,515
Loans, net of unearned income	2,173,484	1,918,516
Allowance for loan losses	(33,954)	(38,082)

Loans, net	2,139,530	1,880,434
Premises and equipment, net	68,231	55,010
Goodwill	93,167	93,167
Other assets	119,558	114,084

Total Assets	$3,112,264	$2,852,592

Liabilities
Deposits:
Noninterest-bearing	$348,023	$350,065
Interest-bearing	2,057,814	1,892,891

Total deposits	2,405,837	2,242,956
Short-term borrowings	169,327	68,849
Long-term debt	234,265	250,212
Other liabilities	22,576	27,006

Total Liabilities	2,832,005	2,589,023

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 11,801,979 shares issued	11,802	11,802
Additional paid-in-capital	198,533	190,655
Retained earnings	168,169	150,107
Unearned compensation	(13,928)	(9,594)
Accumulated other comprehensive income	(6,335)	(5,629)
Treasury stock at cost - 2,104,248 and 2,253,167 shares, respectively	(77,982)	(73,772)

Total Shareholders’ Equity	280,259	263,569

Total Liabilities and Shareholders’ Equity	$3,112,264	$2,852,592

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$35,537	$27,781	$96,689	$79,514
Mortgage loans held for sale, including fees	298	222	630	519
Investment securities:
Taxable interest	6,893	5,367	20,125	16,324
Tax-exempt interest	504	622	1,538	1,872
Other	413	528	2,044	1,284

Total interest and dividend income	43,645	34,520	121,026	99,513

Interest Expense
Deposits	15,236	9,789	41,218	26,005
Short-term borrowings	1,310	935	2,097	2,977
Long-term debt	3,173	2,754	8,609	7,666

Total interest expense	19,719	13,478	51,924	36,648

Net interest income	23,926	21,042	69,102	62,865
(Negative) Provision for loan losses	(2,389)	15,164	(3,856)	16,444

Net interest income after provision for loan losses	26,315	5,878	72,958	46,421

Noninterest Income
Service charges on deposit accounts	3,426	3,576	9,669	10,400
ATM/debit card fee income	857	633	2,516	1,933
Income from bank owned life insurance	524	510	1,548	1,471
Gain on sale of loans, net	420	864	1,206	1,971
Gain on sale of assets	62	10	89	262
Loss on sale of investments, net	(870)	—	(2,259)	(28)
Trading gains and settlements on swaps	1,252	—	1,252	—
Other income	1,604	1,047	4,779	3,458

Total noninterest income	7,275	6,640	18,800	19,467

Noninterest Expense
Salaries and employee benefits	11,477	7,995	30,487	24,466
Occupancy and equipment	2,414	2,145	7,045	6,068
Franchise and shares tax	790	811	2,464	2,401
Communication and delivery	841	765	2,376	2,348
Marketing and business development	411	340	1,444	1,439
Data processing	701	445	1,918	1,316
Printing, stationery and supplies	244	219	756	725
Amortization of acquisition intangibles	276	307	849	908
Professional services	511	646	1,563	1,785
Other expenses	1,926	2,100	5,267	6,039

Total noninterest expense	19,591	15,773	54,169	47,495

Income (Loss) before income tax expense	13,999	(3,255)	37,589	18,393
Income tax expense	4,120	(1,914)	10,809	4,306

Net Income (Loss)	$9,879	$(1,341)	$26,780	$14,087

Earnings (Loss) per share - basic	$1.06	$(0.15)	$2.87	$1.54

Earnings (Loss) per share - diluted	$0.99	$(0.15)	$2.70	$1.44

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2004	$10,812	$136,841	$137,887	$(5,581)	$390	$(60,187)	$220,162
Comprehensive income:
Net income			14,087				14,087
Change in unrealized gain on securities available for sale, net of deferred taxes					(4,379)		(4,379)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					794		794

Total comprehensive income							10,502
Cash dividends declared, $0.72 per share			(6,909)				(6,909)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 139,145 shares		930				1,305	2,235
Common stock released by ESOP trust		519		104			623
Common stock issued for recognition and retention plan		3,250		(4,894)		1,644	—
Common stock issued for acquisition	990	46,945	(198)				47,737
Share-based compensation cost		202		1,084			1,286
Treasury stock acquired at cost, 365,488 shares						(17,504)	(17,504)

Balance, September 30, 2005	$11,802	$188,687	$144,867	$(9,287)	$(3,195)	$(74,742)	$258,132

Balance, December 31, 2005	$11,802	$190,655	$150,107	$(9,594)	$(5,629)	$(73,772)	$263,569
Comprehensive income:
Net income			26,780				26,780
Change in unrealized loss on securities available for sale, net of deferred taxes					(154)		(154)
Change in fair value of derivatives used for cash flow hedges, net of tax effect					(552)		(552)

Total comprehensive income							26,074
Cash dividends declared, $0.90 per share			(8,718)				(8,718)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 179,019 shares		2,754				2,302	5,056
Common stock issued for recognition and retention plan		4,766		(6,286)		1,520	—
Share-based compensation cost		358		1,952			2,310
Treasury stock acquired at cost, 138,253 shares						(8,032)	(8,032)

Balance, September 30, 2006	$11,802	$198,533	$168,169	$(13,928)	$(6,335)	$(77,982)	$280,259

See Notes to Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$26,780	$14,087

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,932	3,177
Provision for loan losses	(3,856)	16,444
Noncash compensation expense	2,310	1,815
Gain on sale of assets	(89)	(262)
Loss on sale of investments	2,263	28
Amortization of premium/discount on investments	119	1,525
Net change in loans held for sale	(9,540)	(7,472)
Cash retained from tax benefit associated with share-based payment arrangements	(2,213)	—
Other operating activities, net	952	(7,618)

Net Cash Provided by Operating Activities	20,658	21,724

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	56,040	5,149
Proceeds from maturities, prepayments and calls of securities available for sale	208,193	73,066
Purchases of securities available for sale	(308,855)	(69,089)
Proceeds from maturities, prepayments and calls of securities held to maturity	5,027	9,931
Increase in loans receivable, net	(257,802)	(34,424)
Proceeds from sale of premises and equipment	703	1,050
Purchases of premises and equipment	(16,959)	(7,718)
Proceeds from disposition of real estate owned	769	1,794
Cash received in excess of cash paid in acquisition	—	20,736
Other investing activities, net	(1,118)	505

Net Cash (Used in) Provided by Investing Activities	(314,002)	1,000

Cash Flows from Financing Activities
Increase in deposits	163,387	137,056
Net change in short-term borrowings	100,478	(93,249)
Proceeds from long-term debt	10,000	34,255
Repayments of long-term debt	(24,990)	(14,996)
Dividends paid to shareholders	(8,289)	(6,266)
Proceeds from sale of treasury stock for stock options exercised	2,843	952
Costs of issuance of common stock in acquisition	—	(6)
Payments to repurchase common stock	(8,032)	(17,504)
Cash retained from tax benefit associated with share-based payment arrangements	2,213	—

Net Cash Provided by Financing Activities	237,610	40,242

Net (Decrease) Increase In Cash and Cash Equivalents	(55,734)	62,966
Cash and Cash Equivalents at Beginning of Period	126,800	53,265

Cash and Cash Equivalents at End of Period	$71,066	$116,231

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$1,632	$1,428

Common stock issued in acquisition	$—	$47,743

Exercise of stock options with payment in company stock	$384	$1,516

2,359,854 shares issued in stock split, par value of shares issued	$—	$2,360

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$50,986	$36,900

Income taxes, net	$8,800	$5,029

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

Note 2 – Proposed Mergers

On July 27, 2006, the Company announced the signing of a definitive merger agreement to acquire Pocahontas Bancorp, Inc. (“Pocahontas”), the holding company for First Community Bank of Jonesboro, Arkansas. The acquisition would extend the Company’s presence into Northeast Arkansas. According to the Agreement, Pocahontas shareholders will receive 0.2781 shares of IBERIABANK Corporation common stock per outstanding Pocahontas common stock share. Based on the closing price of IBERIABANK Corporation’s common stock on September 30, 2006, the transaction had an estimated total value of $79 million ($82 million assuming full conversion of stock options). At September 30, 2006, total assets of Pocahontas were approximately $740 million, including loans totaling $430 million, and total deposits were $560 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the transaction will be accounted for as a purchase and is expected to be consummated on or near January 1, 2007.

Pocahontas’ stock is traded on the NASDAQ Global Market under the symbol “PFSL”. At September 30, 2006, Pocahontas had 4,641,717 shares outstanding. Pocahontas shareholders are projected to control approximately 9% of the pro forma combined company, including the proposed merger described below.

On August 9, 2006, the Company announced the signing of a definitive merger agreement to acquire Pulaski Investment Corporation (“Pulaski”), the holding company for Pulaski Bank and Trust of Little Rock, Arkansas. The acquisition would extend the Company’s presence into central Arkansas. According to the

Agreement, Pulaski shareholders will receive a fixed exchange of 0.2274 shares of IBERIABANK Corporation common stock per outstanding Pulaski share and a floating share exchange of $13.323 of IBERIABANK Corporation common stock for each Pulaski share based on the weighted average trading price of IBERIABANK Corporation common stock over the predetermined 15-day trading period ending one day before the effective date of the merger. Pulaski shareholders will also receive cash of $55 million, or $26.6464 for each outstanding share of Pulaski common stock. Based on the closing price of IBERIABANK Corporation’s common stock on September 30, 2006, the transaction had an estimated total value of approximately $130 million. At September 30, 2006, total assets of Pulaski were approximately $500 million, including loans totaling $350 million, and total deposits were $410 million. This transaction will also be accounted for as a purchase and is expected to be consummated on or near January 1, 2007.

At September 30, 2006, Pulaski had 2,439,356 shares outstanding. Pulaski shareholders are projected to control approximately 11% of the pro forma combined company.

In connection with the proposed merger with Pulaski, the Company has raised $15 million through a trust preferred securities (junior subordinated debt) offering which closed on October 31, 2006. The trust preferred securities were issued by a newly established subsidiary of the Company, IBERIABANK Statutory Trust IV, a Delaware statutory business trust. The trust preferred securities are expected to qualify as Tier I capital for regulatory purposes and will bear an interest rate equal to three-month LIBOR plus a specified percentage. The securities are redeemable by IBERIABANK Corporation in whole or in part after five years, or earlier under certain circumstances. The Company is also currently developing other avenues for raising additional funds to finance the cash portion of the Pulaski acquisition.

Note 3 – Accounting for Certain Derivative Transactions

IBERIABANK Corporation hedging policies permit the use of interest rate swaps to manage interest rate risk or to hedge specified assets and liabilities. IBERIABANK Corporation uses derivative instruments, primarily interest rate swaps, to manage interest rate risk on certain liabilities by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.

During the third quarter of 2006, the Company revised its method of accounting for interest rate swaps associated with the junior subordinated debt. The Company had previously accounted for these swaps using hedge accounting as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under hedge accounting, changes in the fair value of the swaps were recorded in Shareholders’ Equity. At the time the Company entered into the interest rate swaps, it conducted a detailed analysis of the appropriate accounting method. The Company determined that based upon SFAS No. 133 guidance available at the time, the “short-cut” method was an appropriate accounting method because the terms of the interest rate swaps and the corresponding debt matched and, as a result, the Company assumed no ineffectiveness in the hedging relationships. In light of recent technical interpretations of SFAS No. 133, the Company has determined that the swaps do not qualify for hedge accounting under the short-cut method. Accordingly, the Company revised its method of accounting for the swaps, and changes in the fair value of these swaps are now recorded as noninterest income. The Company evaluated the impact of applying the change in fair value of these swaps compared to the short-cut method used under hedge accounting and concluded that the impact was not material to prior annual and quarterly periods. Accordingly, the Company recorded a cumulative adjustment for derivative gains on swaps totaling $1.3 million during the third quarter of 2006, which is included in Trading gains and settlements on swaps in the Consolidated Statements of Income. Of this cumulative adjustment, $271,000 ($176,000 after tax), relates to the first and second quarters of 2006 and $1,021,000 ($663,000 after tax) relates to periods prior to 2006. In addition, $0.4 million in net cash swap settlements since the beginning of 2006, which were previously reported in interest expense, were reported in noninterest income in the third quarter of 2006, which is included in Trading gains and settlements on swaps in the Consolidated Statements of Income. Going forward, earnings in future periods will include the increase or decrease in fair value of these derivative instruments.

Note 4 – Stock Split

In July 2005, the Board of Directors declared a five-for-four stock split in the form of a 25% stock dividend. The dividend was paid on August 15, 2005 to shareholders of record as of August 1, 2005. All share and per share amounts have been restated to reflect the stock split.

Note 5 – Earnings Per Share

For the three months ended September 30, 2006, basic earnings per share were based on 9,337,060 weighted average shares outstanding and diluted earnings per share were based on 9,932,163 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 339,923; and (b) the weighted average shares purchased in Treasury Stock of 2,124,996.

For the nine months ended September 30, 2006, basic earnings per share were based on 9,327,976 weighted average shares outstanding and diluted earnings per share were based on 9,918,988 weighted average shares outstanding. For the same period, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 330,922; and (b) the weighted average shares purchased in Treasury Stock of 2,143,082.

Note 6 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 15 of the Company’s consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional information related to these share-based compensation plans.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123(R)) utilizing the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants for the three or nine month periods ended September 30, 2005.

As a result of adopting SFAS No. 123(R), the Company’s net income for the three and nine months ended September 30, 2006 included $75,000 and $157,000, respectively, of compensation costs and $26,000 and $55,000, respectively, of income tax benefits related to stock options granted under share-based compensation arrangements. The impact on basic and diluted earnings per share was less than $0.01 for the third quarter and $0.01 for the nine month period ended September 30, 2006.

The Company reported $189,000 and $2.2 million of excess tax benefits as financing cash inflows during the three and nine months ended September 30, 2006, respectively, related to the exercise and vesting of share-based compensation grants. Since the Company selected the modified-prospective transition method, third quarter 2005 cash flows have not been restated. Net cash proceeds from the exercise of stock options were $624,000 and $2.8 million for the three and nine months ended September 30, 2006, respectively.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123(R) for the three and nine months ended September 30, 2005:

(dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net Income (Loss):
As reported	$(1,341)	$14,087
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(416)	(1,181)

Pro forma	$(1,757)	$12,906

Earnings (Loss) per share:
As reported - basic	$(0.15)	$1.54
diluted	$(0.15)	$1.44

Pro forma - basic	$(0.19)	$1.41
diluted	$(0.19)	$1.32

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected dividends	2.0%	2.0%	2.0%	2.0%
Expected volatility	24.75%	23.00%	24.77%	20.11%
Risk-free interest rate	4.8%	4.1%	4.7%	4.3%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$16.59	$13.46	$16.53	$11.21

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2006, there was $2.1 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 6.8 years.

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2005	1,550,961	$29.55
Granted	132,726	58.30
Exercised	(179,495)	17.09
Forfeited or expired	(2,500)	43.46

Outstanding options, September 30, 2006	1,501,692	$33.56	6.3 Years

Outstanding exercisable, September 30, 2006	1,368,966	$31.16	6.0 Years

Shares reserved for future stock option grants to employees and directors under existing plans were 475,677 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $41.2 and $40.9 million, respectively. Total intrinsic value of options exercised was $8.6 million for the nine months ended September 30, 2006.

The share-based compensation plans described in Note 15 in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted amortized over the vesting period. As of September 30, 2006, unearned share-based compensation associated with these awards totaled $13.9 million. Upon adoption of SFAS No. 123(R), the Company was required to change its policy from recognizing forfeitures as they occur to one where expense is recognized based on expectations of the awards that will vest over the requisite service period. This change had an immaterial cumulative effect on the Company’s results of operations.

The following table represents the compensation expense that was included in noninterest expense in the accompanying consolidated statements of income related to these restricted stock grants for the periods indicated below (in thousands):

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Compensation expense related to restricted stock	$2,153	$1,286

The following table represents restricted stock award activity for the nine months ended September 30, 2006 and 2005, respectively:

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Balance, beginning of year	287,773	214,013
Granted	112,252	105,607
Forfeited	(4,930)	(2,875)
Earned and issued	(52,882)	(36,967)

Balance, September 30, 2006 and 2005, respectively	342,213	279,778

Note 7 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performed its annual impairment tests as of October 1, 2006 and 2005. These tests indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

There was no change in the carrying amount of goodwill for the three or nine months ended September 30, 2006.

The Company records purchase accounting intangible assets that consist of core deposit intangibles and mortgage servicing rights. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization:

	September 30, 2006			September 30, 2005
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$10,282	$3,722	$6,560	$10,282	$2,574	$7,708
Mortgage servicing rights	313	298	15	313	256	57

Total	$10,595	$4,020	$6,575	$10,595	$2,830	$7,765

The amortization expense related to purchase accounting intangibles for the three months ended September 30, 2006 and 2005, was $284,000 and $321,000, respectively. The amortization expense of the purchase accounting intangibles for the nine months ended September 30, 2006 and 2005 was $878,000 and $954,000, respectively.

Note 8 – Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of the Statement on the Company’s results of operations and financial condition.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation also prescribes a recognition threshold and measurement attribute for recognition in financial statements of the recognition and measurement of a tax position taken in a tax return. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. This Statement is effective as of the beginning of the first fiscal year that begins after December 15, 2006. The Company anticipates that the adoption of FIN 48 will not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the effect the standard will have on its results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2006. This discussion and analysis highlights and supplements information contained elsewhere in this quarterly report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2005 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q.

THIRD QUARTER OVERVIEW

During the third quarter of 2006, the Company earned $9.9 million, or $0.99 per share on a diluted basis. This represents an $11.2 million increase over the $1.3 million net loss reported in the third quarter of 2005. The net loss of $0.15 per diluted share in the third quarter of 2005 was primarily the result of a large loan loss provision taken as a result of the estimated losses from Hurricanes Katrina and Rita. Net income for the nine months ended September 30, 2006 totaled $26.8 million, up 90.1%, compared to the $14.1 million earned during the first nine months of 2005. Year-to-date comparatives are influenced, in part, by the acquisition of American Horizons Bancorp, Inc., the holding company for American Horizons Bank, of Monroe, Louisiana (“American Horizons”) on January 31, 2005. The key components of the Company’s performance are summarized below.

•	Total assets at September 30, 2006 were $3.1 billion, up $259.7 million, or 9.1%, from $2.9 billion at December 31, 2005. Shareholders’ equity increased by $16.7 million, or 6.3%, from $263.6 million at December 31, 2005 to $280.3 million at September 30, 2006.

•	Total loans at September 30, 2006 were $2.2 billion, an increase of $255.0 million, or 13.3%, from $1.9 billion at December 31, 2005. Commercial loans continue to drive this increase with year-to-date growth of over $200 million.

•	Total customer deposits increased $162.9 million, or 7.3%, from $2.2 billion at December 31, 2005 to $2.4 billion at September 30, 2006. This growth has been split between NOW accounts, savings and money market accounts and certificates of deposit.

•	Net interest income increased $2.9 million, or 13.7%, for the three months ended September 30, 2006, compared to the same period of 2005. For the nine months ended September 30, 2006, net interest income increased $6.2 million, or 9.9%, compared to the same period of 2005. These increases were largely attributable to increased volume. Net interest income also benefited from $1.4 million of interest income recorded during the third quarter of 2006 as a result of the acceleration of a discount recorded on an impaired credit originated by American Horizons. The corresponding net interest margin ratios on a tax-equivalent basis were 3.54% and 3.47% for the quarters ended September 30, 2006 and 2005, respectively. The accelerated discount increased the third quarter 2006 tax-equivalent net interest margin by 20 basis points.

•	Noninterest income increased $635,000, or 9.6%, for the third quarter of 2006 as compared to the same period of 2005. The increase was primarily driven by the inclusion of derivative gains on swaps and net cash settlements on derivative transactions. The Company also realized a 35% increase in ATM/debit card income and an 81% increase in broker dealer commissions compared to the third quarter of 2005. These increases were offset partially by a $0.9 million loss on the sale of $16 million in investment securities and a $444,000 reduction in gains on the sales of loans during the quarter. For the nine months ended September 30, 2006, noninterest income decreased $667,000, or 3.4%, compared to the same period of 2005.

•	Noninterest expense increased $3.8 million, or 24.2%, for the quarter ended September 30, 2006, as compared to the same quarter last year. This increase was primarily due to higher compensation as a result of strategic hiring over the past twelve months and an increased bonus accrual during the third quarter of 2006. For the nine months ended September 30, 2006, noninterest expense increased $6.7 million, or 14.1%, compared to the same period of 2005.

•	The Company’s credit quality remained exceptional during the third quarter of 2006. As a result of improvements in Hurricane Katrina-related credits and improving credit quality statistics, the Company recorded a negative provision for possible loan losses of $2.4 million during the third quarter of 2006, compared to a provision of $15.2 million for the third quarter of 2005. The $15.2 million provision for the third quarter of 2005 resulted primarily from the potential losses related to Hurricanes Katrina and Rita. Of the initial reserve for credits potentially impacted by Hurricane Katrina, approximately $9 million remains in the allowance for loan losses as of September 30, 2006. A total of $3.9 million in negative provision for possible loan losses was recorded for the first nine months of 2006, compared to a provision of $16.4 million for the same period of 2005. As of September 30, 2006, the allowance for loan losses as a percent of total loans was 1.56%, compared to 2.03% at September 30, 2005. Net charge-offs for the third quarter of 2006 were $76,000, or 0.01%, of average loans on an annualized basis, compared to $1.8 million, or 0.39%, a year earlier. The coverage of nonperforming assets by the allowance for loan losses was 5.70 times at the end of the third quarter of 2006, as compared to 6.31 times at December 31, 2005 and 7.00 times at September 30, 2005.

•	During the third quarter of 2006, the Company opened three full service branch offices in Slidell, Prairieville and Monroe, Louisiana. The Company has opened a total of nine new branch offices under the Company’s branch expansion initiative. The estimated net after-tax cost of the branch expansion initiative was $0.05 per diluted share in the third quarter of 2006.

•	In September 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per common share, a 23% increase compared to the same quarter of 2005.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $2.8 billion during the quarter ended September 30, 2006, an increase of $296.0 million, or 11.9%, from the year ended December 31, 2005. For the nine months ended September 30, 2006, average earning assets amounted to $2.7 billion, an increase of $252.0 million, or 10.2%, from the same period of 2005, and an increase of $234.8 million, or 9.5%, from the year ended December 31, 2005. Commercial loan growth was the primary driver of the quarterly and year-to-date increases.

Loans and Leases – The loan portfolio increased $255.0 million, or 13.3%, during the first nine months of 2006. Loan growth was primarily driven by commercial loans and private banking mortgages.

The Company’s loan to deposit ratios at September 30, 2006 and December 31, 2005 were 90.3% and 85.5%, respectively. The percentage of fixed rate loans within the total loan portfolio has increased slightly from 70% at the end of 2005 to 72% as of September 30, 2006. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

(dollars in thousands)	September 30, 2006	December 31, 2005	Increase/(Decrease)
			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$472,499	$430,111	$42,388	9.9%
Construction	38,336	30,611	7,725	25.2

Total residential mortgage loans	510,835	460,722	50,113	10.9
Commercial loans:
Real estate	680,300	545,868	134,432	24.6
Business	443,743	376,966	66,777	17.7

Total commercial loans	1,124,043	922,834	201,209	21.8
Consumer loans:
Indirect automobile	227,315	229,646	(2,331)	(1.0)
Home equity	233,304	230,363	2,941	1.3
Other	77,987	74,951	3,036	4.1

Total consumer loans	538,606	534,960	3,646	0.7

Total loans receivable	$2,173,484	$1,918,516	$254,968	13.3%

The Company remains focused on growing the commercial loan portfolio as evidenced by the increase in commercial loans during 2006 and over the past five years. The Company continues to add depth to its commercial lending team with the intention of growing this segment of the portfolio further.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company retains certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships.

The consumer loan portfolio was relatively unchanged during the third quarter because rising interest rates have prompted consumers to pay down home equity lines or refinance these lines into longer-term, fixed rate financing. The pay downs were largely offset by consumer loan originations during the period.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2006:

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2005	$543,495	$29,087
Purchases	298,991	—
Sales	(57,340)	—
Principal maturities, prepayments and calls	(208,193)	(5,027)
Amortization of premiums and accretion of discounts	(82)	(37)
Decrease in market value	(237)	—

Balance, September 30, 2006	$576,634	$24,023

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of September 30, 2006, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $47.6 million, or 79.1%, to $12.6 million at September 30, 2006, compared to $60.1 million at December 31, 2005.

Mortgage Loans Held for Sale – Loans held for sale increased $9.5 million, or 90.7%, to $20.1 million at September 30, 2006, compared to $10.5 million at December 31, 2005. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

Due to the devastation caused by Hurricanes Katrina and Rita in August and September 2005, the Company performed an extensive review of the loan portfolios impacted by these storms. As a result of this review, the Company recorded a hurricane-related loan loss provision of $14.4 million in the third quarter of 2005. Since establishing the Katrina/Rita provision, the Company has continued to update its assessment based on additional information received from borrowers, insurance carriers, government agencies and others. During the second quarter of 2006, the Company determined a significant portion of the reserve for loans associated with Hurricane Rita was no longer required. As a result of this determination and continued exceptional asset quality of the loan portfolio not affected by the hurricanes, the Company recorded a $1.9 million negative loan loss provision in the second quarter of 2006. During the third quarter of 2006, the Company recorded a $2.4 million negative loan loss provision as a result of improvements in Hurricane Katrina-related credits and the Company’s favorable asset quality position. Also due to the improvements in Katrina-related credits, a portion of the Katrina reserve has been reallocated to the Company’s general loan loss reserve during the year. Due to significant uncertainties in the New Orleans market, including open concerns about insurance, flood maps, how much of the City of New Orleans will be rebuilt, and the City’s vulnerability through the current hurricane season, the allowance for loan losses includes approximately $9 million associated with Hurricane Katrina-related credits as of September 30, 2006.

Actual default and loss rates may differ materially from levels assumed by the Company.

The following table presents the activity in the allowance for loan losses during the first nine months of 2006:

(dollars in thousands)	Amount
Balance, December 31, 2005	$38,082
(Negative) provision charged to operations	(3,856)
Loans charged off	(2,031)
Recoveries	1,759

Balance, September 30, 2006	$33,954

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $6.0 million, or 0.19% of total assets at September 30, 2006, compared to $6.0 million, or 0.21% of total assets at December 31, 2005. The allowance for loan losses amounted to $34.0 million, or 1.56% of total loans and 710.8% of total nonperforming loans at September 30, 2006, compared to 1.98% and 659.3%, respectively, at December 31, 2005. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated:

(dollars in thousands)	September 30, 2006	December 31, 2005
Nonaccrual loans:
Commercial, financial and agricultural	$971	$2,377
Mortgage	508	384
Loans to individuals	1,425	2,012

Total nonaccrual loans	2,904	4,773
Accruing loans 90 days or more past due	1,873	1,003

Total nonperforming loans (1)	4,777	5,776
Foreclosed property	1,177	257

Total nonperforming assets (1)	5,954	6,033
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$5,954	$6,033

Nonperforming loans to total loans (1)	0.22%	0.30%
Nonperforming assets to total assets (1)	0.19%	0.21%
Allowance for loan losses to nonperforming loans (1)	710.8%	659.3%
Allowance for loan losses to total loans	1.56%	1.98%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

The percentage of nonperforming assets to total loans decreased slightly from 0.31% at the end of 2005 to 0.27% at September 30, 2006, primarily due to a $587,000, or 29.2%, decrease in nonaccrual loans to individuals and $1.4 million, or 59.2%, decrease in commercial nonaccrual loans. Nonperforming asset balances decreased by $79,000, or 1.3%, since the end of 2005. Decreases in nonaccrual loans were partially offset by a $920,000, or 358% increase in foreclosed property. Net charge-offs for the third quarter of 2006 were $76,000, or 0.01% of average loans on an annualized basis, as compared to $1.8 million, or 0.39% for the same quarter last year.

Other Assets

The following table details the changes in other asset balances during the first nine months of 2006:

(dollars in thousands)	September 30, 2006	December 31, 2005	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$58,516	$66,697	$(8,181)	(12.3)%
Premises and equipment	68,231	55,010	13,221	24.0
Goodwill	93,167	93,167	—	—
Bank-owned life insurance	46,168	44,620	1,548	3.5
Other	73,390	69,464	3,926	5.7

Total other assets	$339,472	$328,958	$10,514	3.2%

The $8.2 million decrease in cash and due from banks is the result of loan fundings. Loan growth has exceeded deposit growth by $92.1 million year to date.

The $13.2 million increase in premises and equipment is primarily the result of land, building and equipment purchases associated with the Company’s branch expansion initiative.

The $3.9 million increase in other assets is primarily a result of an increase of $1.6 million in FHLB stock, as well as a $1.4 million increase in the fair market value of derivative contracts.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of the year.

Deposits – Total end of period deposits increased $162.9 million, or 7.3%, to $2.4 billion at September 30, 2006, compared to $2.2 billion at December 31, 2005. The following table sets forth the composition of the Company’s deposits at the dates indicated:

(dollars in thousands)	September 30, 2006	December 31, 2005	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$348,023	$350,065	$(2,042)	(0.6)%
NOW accounts	632,273	575,379	56,894	9.9
Savings and money market accounts	613,938	554,731	59,207	10.7
Certificates of deposit	811,603	762,781	48,822	6.4

Total deposits	$2,405,837	$2,242,956	$162,881	7.3%

The Company has experienced strong deposit growth over the past year primarily as a result of several factors, including increased economic activity in the region due to the recovery from Hurricanes Katrina and Rita, higher deposit rates and new branch locations.

Short-term Borrowings – Short-term borrowings increased $100.5 million, or 145.9%, to $169.3 million at September 30, 2006, compared to $68.8 million at December 31, 2005. This resulted from loan growth exceeding deposit growth. The Company’s short-term borrowings at September 30, 2006 were comprised of $80.5 million in FHLB of Dallas advances with maturities of one month or less and $88.8 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 3.66% and 2.74% for the quarters ended September 30, 2006 and 2005, respectively.

Long-term Borrowings – Long-term borrowings decreased $15.9 million, or 6.4%, to $234.3 million at September 30, 2006, compared to $250.2 million at December 31, 2005. At September 30, 2006, the Company’s long-term borrowings were comprised of $197.0 million of fixed and variable rate advances from the FHLB of Dallas and $37.2 million in junior subordinated debt. The average rates paid on long-term borrowings were 5.22% and 4.18% for the quarters ended September 30, 2006 and 2005, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2006, shareholders’ equity totaled $280.3 million, an increase of $16.7 million, or 6.3%, compared to $263.6 million at December 31, 2005. The following table details the changes in shareholders’ equity during the first nine months of 2006:

(dollars in thousands)	Amount
Balance, December 31, 2005	$263,569
Net income	26,780
Share-based compensation cost	2,310
Sale of treasury stock for stock options exercised	5,056
Cash dividends declared	(8,718)
Repurchases of common stock placed into treasury	(8,032)
Decrease in other comprehensive income	(706)

Balance, September 30, 2006	$280,259

Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2006. Approximately 17,000 shares may still be purchased under the currently authorized plan.

RESULTS OF OPERATIONS

Net income for the third quarter of 2006 totaled $9.9 million, compared to a net loss of $1.3 million during the third quarter of 2005, an increase of $11.2 million. For the nine months ended September 30, 2006, the Company reported net income of $26.8 million, compared to $14.1 million earned during the same period of 2005, an increase of $12.7 million, or 90.1%.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $2.9 million, or 13.7%, to $23.9 million for the three months ended September 30, 2006, compared to $21.0 million for the three months ended September 30, 2005. The increase was due to a $9.1 million, or 26.4%, increase in interest income, which was partially offset by a $6.2 million, or 46.3%, increase in interest expense. The increase in net interest income was the result of a $278.8 million, or 11.2%, increase in the average balance of earning assets, which was partially offset by a $226.5 million, or 10.4%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets increased 74 basis points during this period from 5.61% to 6.35%, while the rate on average interest-bearing liabilities increased 79 basis points over the same period from 2.46% to 3.25%. Net interest income was aided by $1.4 million in additional interest income due to the accelerated accretion of a discount recorded on an impaired loan in accordance with AICPA Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (SOP 03-3). The loan, which was acquired via the American Horizons merger, was refinanced by another financial institution during the third quarter of 2006. Prior to the refinancing of the loan, the Company was accreting the discount into interest income over the remaining life of the loan using the interest method.

For the nine months ended September 30, 2006, net interest income increased $6.2 million, or 9.9%, to $69.1 million, compared to $62.9 million for the first nine months of 2005. The increase was due to a $21.5 million, or 21.6%, increase in interest income, which was partially offset by a $15.3 million, or 41.7%, increase in interest expense. The increase in net interest income was the result of a $252.0 million, or 10.2%, increase in the average balance of earning assets, which was partially offset by a $184.3 million, or 8.6%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets increased 54 basis points during this period, while the rate on average interest-bearing liabilities increased 69 basis points over the same period.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.10% during the three months ended September 30, 2006, compared to 3.15% for the comparable period in 2005. For the nine months ended September 30, 2006 and 2005, the average interest rate spread was 3.09% and 3.24%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.54% and 3.47%, for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the net interest margin on a taxable equivalent (TE) basis was 3.50% and 3.52%, respectively. The declines in net interest spread and net interest margin for the year are primarily attributable to the increases in average yield on NOW accounts and CDs, offset, to a limited extent, by an increasing average yield on earning assets, primarily commercial and consumer loans that are tied to floating rate indices. The accelerated accretion discussed above increased the tax-equivalent net interest margin by 20 and 7 basis points for the three and nine months ended September 30, 2006, respectively. The change in accounting for certain derivative instruments discussed in Note 3 decreased the tax equivalent net interest margin by 5 and 2 basis points for the three and nine months ended September 30, 2006, respectively

As of September 30, 2006, the Company’s interest rate risk model indicated that the Company remained essentially neutral in terms of interest rate sensitivity. However, management believes competitive deposit pricing pressures may make the Company slightly more liability sensitive than indicated by the model. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income:

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	(1.8)%
+100	(0.9)
-100	1.9
-200	0.6

The impact of a flattening yield curve, as anticipated in the forward curve as of September 30, 2006, would approximate a 2.0% decrease in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company continues to monitor investment opportunities and weigh the associated risk/return. Volume increases in earning assets and improvements in the mix of earning assets and interest-bearing liabilities are expected to improve net interest income, but may negatively impact the net interest margin ratio.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At September 30, 2006, the Company had interest rate swaps in the notional amount of approximately $128.7 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At September 30, 2006, the Company had $36.9 million notional amount of interest rate contracts with corporate customers and $36.9 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three and nine month periods ended September 30, 2006 and 2005.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2006			2005			2006			2005
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$497,266	$6,997	5.63%	$443,644	$5,973	5.39%	$477,181	$19,751	5.52%	$433,568	$17,391	5.35%
Commercial loans (TE) (2)	1,055,086	18,716	7.17%	862,834	12,323	5.81%	995,131	48,557	6.67%	850,346	34,959	5.64%
Consumer and other loans	536,998	9,824	7.26%	548,473	9,485	6.86%	531,936	28,381	7.13%	537,325	27,164	6.76%

Total loans	2,089,350	35,537	6.83%	1,854,951	27,781	6.02%	2,004,248	96,689	6.52%	1,821,239	79,514	5.90%
Mortgage loans held for sale	17,166	298	6.94%	15,621	222	5.68%	12,836	630	6.55%	12,825	519	5.40%
Investment securities (TE) (2)(3)	634,941	7,397	4.82%	571,725	5,989	4.42%	638,253	21,663	4.70%	578,080	18,196	4.43%
Other earning assets	32,093	413	5.10%	52,421	528	3.99%	56,970	2,044	4.80%	48,213	1,284	3.56%

Total earning assets	2,773,550	43,645	6.35%	2,494,718	34,520	5.61%	2,712,307	121,026	6.05%	2,460,357	99,513	5.51%

Allowance for loan losses	(35,642)			(25,184)			(37,470)			(24,484)
Nonearning assets	284,499			268,824			286,495			260,856

Total assets	$3,022,407			$2,738,358			$2,961,332			$2,696,729

Interest-bearing liabilities:
Deposits:
NOW accounts	$626,580	$4,204	2.66%	$542,518	$2,410	1.76%	$625,418	$11,312	2.42%	$559,124	$6,701	1.60%
Savings and money market accounts	590,385	3,177	2.14%	501,449	1,820	1.44%	581,712	8,186	1.88%	465,805	4,190	1.20%
Certificates of deposit	801,504	7,855	3.89%	734,369	5,559	3.00%	791,809	21,720	3.67%	720,692	15,114	2.80%

Total interest-bearing deposits	2,018,469	15,236	2.99%	1,778,336	9,789	2.18%	1,998,939	41,218	2.76%	1,745,621	26,005	1.99%
Short-term borrowings	140,043	1,310	3.66%	133,688	935	2.74%	95,935	2,097	2.88%	165,522	2,977	2.37%
Long-term debt	238,058	3,173	5.22%	258,090	2,754	4.18%	242,884	8,609	4.67%	242,364	7,666	4.17%

Total interest-bearing liabilities	2,396,570	19,719	3.25%	2,170,114	13,478	2.46%	2,337,758	51,924	2.96%	2,153,507	36,648	2.27%

Noninterest-bearing demand deposits	334,453			286,959			334,106			266,059
Noninterest-bearing liabilities	17,240			14,693			18,955			15,343

Total liabilities	2,748,263			2,471,766			2,690,819			2,434,909
Shareholders’ equity	274,144			266,592			270,513			261,820

Total liabilities and shareholders’ equity	$3,022,407			$2,738,358			$2,961,332			$2,696,729

Net earning assets	$376,980			$324,604			$374,549			$306,850

Ratio of earning assets to interest-bearing liabilities	115.73%			114.96%			116.02%			114.25%

Net Interest Spread		$23,926	3.10%		$21,042	3.15%		$69,102	3.09%		$62,865	3.24%

Tax-equivalent Benefit			0.13%			0.13%			0.13%			0.13%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$24,810	3.54%		$21,870	3.47%		$71,677	3.50%		$65,286	3.52%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

As a result of reduced risk associated with borrowers impacted by Hurricane Katrina and strong asset quality statistics, the Company recorded a negative provision for loan losses of $2.4 million during the quarter ended September 30, 2006, compared to a provision of $15.2 million for the same period in 2005. For the nine months ended September 30, 2006, the provision for loan losses was a negative $3.9 million compared to $16.4 million for the first nine months of 2005. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased from 1.98% at December 31, 2005, to 1.56% at September 30, 2006. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 2.03% as of September 30, 2005.

Noninterest Income – The Company’s total noninterest income was $7.3 million for the three months ended September 30, 2006, $635,000, or 9.6%, higher than the $6.7 million earned for the same period in 2005. For the nine months ended September 30, 2006, total noninterest income decreased $667,000, or 3.4%, from $19.5 million to $18.8 million compared to the nine months ended September 30, 2005. The following table illustrates the changes in each significant component of noninterest income:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
(dollars in thousands)	2006	2005		2006	2005
Service charges on deposit accounts	$3,426	$3,576	(4.2)%	$9,669	$10,400	(7.0)%
ATM/debit card fee income	857	633	35.4	2,516	1,933	30.2
Income from bank owned life insurance	524	510	2.7	1,548	1,471	5.2
Gain on sale of loans, net	420	864	(51.4)	1,206	1,971	(38.8)
Gain (loss) on sale of assets	62	10	520.0	89	262	(66.0)
Loss on sale of investments, net	(870)	—	—	(2,259)	(28)	(7,967.9)
Trading gains and settlements on swaps	1,252	—	—	1,252	—	—
Other income	1,604	1,047	53.2	4,779	3,458	38.2

Total noninterest income	$7,275	$6,640	9.6%	$18,800	$19,467	(3.4)%

Service charges on deposit accounts decreased $150,000 for the third quarter and $731,000 for the first nine months of 2006 primarily due to customer migration to lower fee accounts and reduced overdraft and account analysis fees.

ATM/debit card fee income increased $224,000 for the third quarter and $583,000 for the first nine months of 2006 resulting from increased usage and an expanded cardholder base.

Gain on sale of loans decreased $444,000 for the third quarter and $765,000 for the first nine months of 2006. The third quarter of 2005 included the sale of $3.7 million of nonperforming loans to a third party resulting in an aggregate gain of $290,000. The remaining decrease in 2006 results from reduced demand for new mortgage loans and refinancings and associated sales of these loans into the secondary market.

Gain on sale of assets increased $52,000 for the third quarter and decreased $173,000 for the first nine months of 2006. 2005 asset sale gains included the sale of a branch in the New Orleans market during the second quarter.

Loss on sale of investments increased $0.9 million for the third quarter and $2.2 million for the first nine months of 2006. The quarterly loss resulted from the sale of $16 million in investment securities in September 2006. The investment securities sold had a weighted average yield of 3.89%. Subsequent to this sale, investment securities with approximately similar durations were purchased yielding an average of 5.49%. A similar sale was completed in the second quarter of 2006, as the Company recorded a $1.4 million loss on the sale of $42.0 million in securities.

During the third quarter of 2006, the Company revised its method of accounting for interest rate swaps associated with junior subordinated debt. The Company had previously accounted for these swaps using hedge accounting as prescribed by SFAS No. 133. In light of recent technical interpretations of SFAS 133, the Company has determined that the swaps do not qualify for hedge accounting under the short-cut method. Accordingly, the Company revised its method of accounting for the swaps and changes in the fair value of these swaps are now recorded as noninterest income. Accordingly, the Company recorded a cumulative adjustment for derivative gains on swaps totaling $1.3 million during the third quarter, which was partially offset by a decline in the fair value of the swaps during the third quarter. In addition, $0.4 million in net cash swap settlements since the beginning of 2006, which was previously reported in interest expense, is reported in noninterest income in the third quarter of 2006. The effect of this change decreased the tax-equivalent net interest margin by five basis points in the third quarter of 2006 and two basis points for the nine months ended September 30, 2006.

Other noninterest income increased $557,000 for the third quarter and $1.3 million for the first nine months of 2006. The increases were primarily due to rising broker dealer commissions.

Noninterest Expense - The Company’s total noninterest expense was $19.6 million for the three months ended September 30, 2006, $3.8 million, or 24.2%, higher than the $15.8 million expense incurred for the same period in 2005. Noninterest expense increased $6.7 million, or 14.1%, for the nine months ended September 30, 2006, to $54.2 million, compared to $47.5 million for the nine months ended September 30, 2005. The following table illustrates the changes in each significant component of noninterest expense:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
(dollars in thousands)	2006	2005		2006	2005
Salaries and employee benefits	$11,477	$7,995	43.6%	$30,487	$24,466	24.6%
Occupancy and equipment	2,414	2,145	12.5	7,045	6,068	16.1
Franchise and shares tax	790	811	(2.6)	2,464	2,401	2.6
Communication and delivery	841	765	9.9	2,376	2,348	1.2
Marketing and business development	411	340	20.9	1,444	1,439	0.3
Data processing	701	445	57.5	1,918	1,316	45.7
Printing, stationery and supplies	244	219	13.5	756	725	4.3
Amortization of acquisition intangibles	276	307	11.4	849	908	(6.5)
Professional services	511	646	(20.9)	1,563	1,785	(12.4)
Other expenses	1,926	2,100	(8.3)	5,267	6,039	(12.8)

Total noninterest expense	$19,591	$15,773	24.2%	$54,169	$47,495	14.1%

Salaries and employee benefits increased $3.5 million for the third quarter and $6.0 million for the first nine months of 2006 due to higher compensation expense as a result of hiring associated with the Company’s branch expansion initiative and other strategic hires during 2006. The Company also increased its employee bonus accrual during the third quarter of 2006.

Occupancy and equipment increased $269,000 for the third quarter and $977,000 for the first nine months of 2006 primarily due to the branch expansion initiative. Communication and delivery also increased, in part, due to the branch expansion initiative and communication upgrades.

Data processing increased $256,000 for the third quarter and $602,000 for the first nine months of 2006 primarily due to increased computer hardware and software maintenance costs as the Company continues to expand the franchise, invest in leading edge technologies to serve the needs of customers and employees and enhance data redundancy processes.

Other noninterest expenses decreased $174,000 for the third quarter and $772,000 for the first nine months of 2006. The decrease primarily relates to $346,000 of hurricane-specific expenses recorded in 2005. However, this decrease was offset by slight increases in travel expenses as a result of merger-related work. The nine month period ended September 30, 2005 includes $650,000 of one-time expenses associated with the integration and conversion of American Horizons; hence, the decrease in 2006.

Income Tax Expense – Income tax expense increased $6.0 million for the three months ended September 30, 2006, primarily due to the net loss in the third quarter of 2005. For the nine months ended September 30, 2006, income tax expense increased $6.5 million, or 151.0%, to $10.8 million, compared to $4.3 million for the nine months ended September 30, 2005. The increase in income tax expense was principally due to the increase in pre-tax earnings.

The effective tax rates for the nine months ended September 30, 2006 and 2005 were 28.8% and 23.4%, respectively. The decrease in the Company’s effective tax rate for 2005 is attributable to the effect of the third quarter net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $558.6 million. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2006, the Company had $274.2 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at September 30, 2006 were $347.4 million. The Company and the Bank also have various funding arrangements with commercial banks providing up to $75 million in the form of federal funds and other lines of credit. At September 30, 2006, the Company had no balance outstanding on these lines and all of the funding was available to the Company. In addition, the Company issued junior subordinated debt totaling $37.2 million, which may be included in Tier 1 capital up to 25% of the total of the Company’s core capital elements, including the junior subordinated debt.

The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements. At September 30, 2006, the total approved unfunded loan commitments outstanding amounted to $27.4 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $530.0 million.

At September 30, 2006, the Company and the Bank had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of September 30, 2006:

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$222,972	7.63%	$116,907	4.00%
Tier 1 Risk-based	$222,972	10.16%	$87,810	4.00%
Total Risk-based	$250,493	11.41%	$175,620	8.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2006. Additional information at September 30, 2006 is included herein under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Effective October 1, 2006, the Compensation Committee of the Board of Directors of the Company approved salary increases for certain executive officers of the Company as follows:

Executive Officer	Previous Annual Salary	New Annual Salary
Michael J. Brown	$236,500	$285,000
John R. Davis	$236,500	$285,000
Anthony J. Restel	$155,000	$195,000

Item 6. Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 9, 2006	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Anthony J. Restel
Anthony J. Restel
Executive Vice President and Chief Financial Officer

Date: November 9, 2006	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Corporate Controller and Principal Accounting Officer