Form 10-K
period 2006-12-31
IBERIABANK CORP
filed 2007-03-16
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-25756

IBERIABANK Corporation

(Exact name of Registrant as specified in its charter)

Louisiana	72-1280718
(State of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (337) 521-4003

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Securities registered pursuant to Section 12(b) of the Act

Common Stock (par value $1.00 per share)

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

As of January 31, 2007, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $593.4 million. This figure is based on the closing sale price of $57.65 per share of the Registrant’s common stock on January 31, 2007. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 28, 2007: 12,797,344

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART 1.

Item 1.	Business.

General

IBERIABANK Corporation (the “Company”), a Louisiana corporation, is a bank holding company that has elected to become a financial holding company. A bank holding company that qualifies as a financial holding company may engage in a broader range of financial activities. As of December 31, 2006, the Company had consolidated assets of $3.2 billion, total deposits of $2.4 billion and stockholders’ equity of $319.6 million.

The Company’s principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and its telephone number at that office is (337) 521-4003. The Company’s website is located at www.iberiabank.com.

The Company is the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana. The Company recently acquired two additional financial institution subsidiaries: Pulaski Bank and Trust Company, an Arkansas banking corporation headquartered in Little Rock, Arkansas, and First Community Bank, a federal savings association headquartered in Jonesboro, Arkansas.

On January 31, 2007, the Company acquired Pulaski Investment Corporation, the bank holding company for Pulaski Bank and Trust Company. As a result of this transaction, IBERIABANK Corporation is now the holding company for Pulaski Bank and Trust Company. The Company issued 1,133,064 shares of its common stock and paid cash in the amount of $65 million in exchange for the outstanding shares of capital stock of Pulaski Investment Corporation.

On February 1, 2007, the Company acquired Pocahontas Bancorp, Inc., the savings and loan holding company for First Community Bank. As a result of this transaction, IBERIABANK Corporation is now the holding company for First Community Bank. A total of 1,287,793 shares of the Company’s common stock were issued in the acquisition.

The Company expects to merge Pulaski Bank and Trust Company with First Community Bank within the next few months.

For additional information regarding these acquisitions, see the Company’s Current Report on Form 8-K dated January 31, 2007. This report includes tables showing information as of September 30, 2006, regarding the financial condition and operations of IBERIABANK Corporation after giving effect to the acquisition of Pulaski Investment Corporation and Pocahontas Bancorp, Inc., a $30 million private placement of IBERIABANK Corporation common stock, a $15 million trust preferred securities offering and a $20 million long-term borrowing to fund the cash portion of the Pulaski Investment Corporation acquisition.

Subsidiaries

IBERIABANK has two active, wholly-owned non-bank subsidiaries, Iberia Financial Services, LLC and Acadiana Holdings, LLC. Iberia Financial Services manages the brokerage services offered by the Bank. At December 31, 2006, IBERIABANK’s equity investment in Iberia Financial Services was $3.8 million, and Iberia Financial Services had total assets of $4.4 million. Acadiana Holdings owns and operates a commercial office building that also serves as the Company’s headquarters and the IBERIABANK’s main office. At December 31, 2006, IBERIABANK’s equity investment in Acadiana Holdings was $9.2 million, and Acadiana Holdings had total assets of $10.2 million.

Pulaski Bank and Trust Company has four active, wholly-owned non-bank subsidiaries: Pulaski Mortgage Company, Lenders Title Company, Asset Exchange, Inc. and Pulaski Insurance Agency, Inc. Pulaski Mortgage Company offers one-to-four family residential mortgage loans in Arkansas, Tennessee, Mississippi, Oklahoma, and Texas, and as Bankers Home Lending (a division of Pulaski Mortgage) in Missouri and Illinois. Lenders Title Company provides a full line of title insurance and loan closing services for both residential and commercial customers in 20 branches throughout Arkansas. Asset Exchange, Inc., wholly-owned by Lenders Title Company, provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges for customers of Lenders Title. Pulaski Insurance Agency, Inc. is a licensed insurance agency and facilitates the receipt of insurance commissions from the sale of variable annuities, life, health, dental and accident insurance products.

First Community Bank has three active, wholly-owned non-bank subsidiaries: Sun Realty, Inc. (d/b/a FCB Insurance Agency), P.F. Services, Inc., and Southern Mortgage Corporation. Sun Realty, Inc. acts as an agent in the sale of health, automobile, home and other insurance products. P.F. Services, Inc. owns an office building which the Company plans to divest. Southern Mortgage Corporation, headquartered in Tulsa, Oklahoma, originates conforming single family loans.

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

Employees

The Company had 692 full-time employees and 62 part-time employees as of December 31, 2006. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys an excellent relationship with its personnel.

As a result of the acquisitions of Pulaski Investment Corporation and Pocahontas Bancorp, Inc., the Company has added an additional 671 full-time employees and 19 part-time employees.

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

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, are available on the Company’s website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of the Company’s website at www.iberiabank.com. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov. Copies of these filings are also available by writing the Company at the following address:

Investor Relations

P.O. Box 52747

Lafayette, Louisiana 70505-2747

Supervision and Regulation

The banking industry is extensively regulated under both federal and applicable state laws. The following discussion is a summary of certain statues and regulations applicable to bank holding companies and their subsidiaries and provides specific information relevant to the Company and its subsidiaries. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders.

Proposals are frequently introduced to change federal and state laws and regulations applicable to the Company and its subsidiaries. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries are impossible to determine with any certainty.

General. As a bank holding company and a financial holding company under federal law, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “FRB”). As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary regulator. As an Arkansas-chartered commercial bank and a member of the Federal Reserve System, Pulaski Bank and Trust Company is subject to regulation, supervision and examination by the Arkansas State Bank Department, Pulaski Bank and Trust Company’s chartering authority, and the FRB, its primary regulator. As a federal savings association, First Community Bank is subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”). IBERIABANK, Pulaski Bank and Trust Company and First Community Bank are collectively referred to herein as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of the Banks to the maximum extent permitted by law.

State and federal law govern the activities in which the Banks may engage, the investments they may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

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

In addition to federal and state banking laws and regulations, the Company and certain of its subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Securities and Exchange Commission (the “SEC), the National Association of Securities Dealers, Inc. (the “NASD”), and various state insurance and securities regulators.

Financial Holding Company Regulation. Under current federal law, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), a bank holding company, such as the Company, may elect to become a financial holding company. Such an election allows a holding company to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to become and maintain its status as a financial holding company, a financial holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. If the FRB determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to come into compliance. During the period of noncompliance, the FRB can place any limitation on the financial holding company that it believes to be appropriate. Furthermore, if the FRB determines that a financial holding company has not maintained a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. The Company became a financial holding company in connection with its acquisitions of Pulaski Investment Corporation and Pocahontas Bancorp, Inc., and currently satisfies the requirements to maintain its status as a financial holding company.

Most of the financial activities that are permissible for financial holding companies are also permissible for a “financial subsidiary” of one or more of the Banks, except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in a financial holding company. Subsidiary banks of a financial holding company with financial subsidiaries must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries.

Current federal law also establishes a system of functional regulation under which the FRB is the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators, such as the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Acquisitions. The Company complies with numerous laws relating to its acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the FRB. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Other Safety and Soundness Regulations. The FRB has enforcement powers over bank holding companies and their non-banking subsidiaries. The FRB has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (“DIF”) as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

Banking regulators also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Dividends. The Company is a legal entity separate and distinct from its subsidiaries. The majority of the Company’s revenue is from dividends paid to the Company by the Banks. The Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, the Company and the Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action. The FRB has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Banks may pay dividends or otherwise supply funds to the Company. The Banks are subject to laws and regulations of Louisiana, Arkansas and the OTS, as applicable, which place certain restrictions on the payment of dividends. Additionally, as members of the Federal Reserve System, IBERIABANK and Pulaski Bank and Trust Company are subject to regulations of the FRB.

The Company does not expect that these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. Additional information is provided in Note 20 to the Consolidated Financial Statements incorporated herein by reference.

Regulatory Capital Requirements. The Company is required to comply with the capital adequacy standards established by the FRB, and the Banks must comply with similar capital adequacy standards established by the FRB, OTS and FDIC, as applicable. Failure to meet capital adequacy standards could subject the Company or the Banks to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC and certain other restrictions on their business. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

The FRB has adopted rules to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Additional information is provided in Note 14 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

Affiliate Transactions. The Banks are subject to Regulation W, which comprehensively implemented statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A of the Federal Reserve Act place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks’ “affiliates” are the Company and the Company’s non-bank subsidiaries.

Regulation W and Section 23B of the Federal Reserve Act prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

Deposit Insurance. The Banks’ deposits are insured to applicable limits by DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006 by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). In addition to merging the insurance funds, the Reform Act made the following major changes to the federal deposit insurance system:

•	the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011);

•	deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation; and

•	the FDIC was given the authority to adjust the DIF’s reserve ratio annually at between 1.15% and 1.5% of insured deposits, in contrast to the prior statutory ratio of 1.25%.

The FDIC has set the DIF’s reserve ratio for 2007 at 1.25%.

The FDIC maintains a risk-based deposit insurance assessment system, under which the amount of each bank’s insurance assessment is based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the revised assessment system adopted by the FDIC following enactment of the Reform Act, insured institutions are assigned to one of four risk categories based on supervisory evaluations, capital levels and certain other factors. Deposit insurance assessment rates, which are set semiannually by the FDIC, currently range from 0.05% to 0.07% of insured deposits for Risk Category I institutions (i.e., well-capitalized and with one of the two highest safety and soundness examination ratings) to 0.43% for Risk Category IV institutions (i.e., undercapitalized and with substantial supervisory concerns).

The Reform Act also provides for a one-time credit for eligible institutions based on their level of insured deposits as of December 31, 1996. Subject to certain limitations applicable to institutions that are exhibiting weakness, such credit can be used to offset insurance assessments until exhausted. IBERIABANK’s one-time credit is expected to approximate $1.4 million.

In addition, all insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. This payment is established quarterly, and during the calendar year ending December 31, 2006, averaged 1.28 basis points of assessable deposits.

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

Consumer Protection Laws. In connection with their lending and leasing activities, each of the Banks is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The CRA requires the Banks’ primary federal bank regulatory agencies to assess the Banks’ records in meeting the credit needs of the communities they serve, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a financial holding company, such as the Company, also is assessed by the FRB in connection with any acquisition or merger application.

USA Patriot Act. The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Other Regulatory Matters. The Company and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the NASD, and various state insurance and securities regulators.

Corporate Governance. Information with respect to the Company’s corporate governance is available on the Company’s web site, www.iberiabank.com, and includes:

•	Corporate Governance Guidelines

•	Nominating and Corporate Governance Committee Charter

•	Codes of Ethics

•	Chief Executive Officer and Chief Financial Officer Certifications

The Company intends to disclose any waiver or substantial amendment of the Codes of Ethics applicable to directors and executive officers on its web site at www.iberiabank.com.

Federal Taxation

The Company and the Banks are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the “Code”), and the Banks are subject to certain additional provisions of the Code which apply to financial institutions. The Company, the Banks and all subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

Retained earnings at December 31, 2006 and 2005 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The net deferred tax asset at December 31, 2006 includes $41.5 million of future deductible temporary differences. Included is $28.5 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

State Taxation

Louisiana does not permit the filing of consolidated income tax returns. The Company is subject to the Louisiana Corporation Income Tax based on its separate Louisiana taxable income, as well as a corporate franchise tax. IBERIABANK is not subject to the Louisiana income or franchise taxes. However, IBERIABANK is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the Company’s capitalized earnings, plus (b) 80% of the Company’s taxable shareholders’ equity, and to subtract from that figure 50% of the Company’s real and personal property assessment. Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana shares tax expense is included in noninterest expense.

Arkansas generally imposes income tax on financial institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less (i) interest income from obligations of the United States, of any county, municipal or public corporation authority, special district or political subdivision, plus (ii) any deduction for state income taxes.

Item 1A.	Risk Factors.

(references to “our,” “we” or similar terms under this subheading refer to IBERIABANK Corporation)

There are risks, many beyond the Company’s control, which could cause the Company’s results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this report could, by itself or together with one or more other factors, adversely affect the Company’s business, results of operations and/or financial condition.

Our recent growth and financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our stated growth strategy is to grow through organic growth and supplement that growth with select acquisitions. Over the last few years, we have continued to fill out our Louisiana franchise by adding de novo branches in attractive markets where we believe we have a competitive advantage and will continue to do so. Most recently, in the wake of Hurricanes Katrina and Rita, we have implemented a branch expansion initiative whereby we have opened banking offices in various southern Louisiana communities. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurances that we will be successful in continuing our organic, or internal, growth strategy, however, since it depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at reasonable cost, sufficient capital, competitive factors, banking laws, and other factors.

Supplementing our internal growth through acquisitions is an important part of our strategic focus. Since 1995, approximately half of our asset growth has been through acquisitions, or external growth. Our acquisition efforts focus on select markets and targeted entities in Louisiana and most recently in selected markets we consider to be contiguous, or natural extensions, to our current markets including Arkansas where we recently completed acquisitions of Pocahontas Bancorp, Inc. and Pulaski Investment Corporation. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional securities will dilute existing shareholders’ equity interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

We cannot be certain as to our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of non-performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or nonperforming assets may decrease our earnings and the value of our common stock.

Like most banking organizations, our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect on our operating results.

As of December 31, 2006, our total loan portfolio was approximately $2.2 billion or 70% of our total assets. The major components of our loan portfolio include 55% of commercial loans, both real estate and business, 21% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 24% consumer loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses could have an adverse effect on our operating results and financial condition.

Our loan portfolio is representative of a commercial bank. Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans also typically are larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition.

Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, the money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors.

We face risk related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the company and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

Acquisitions or mergers entail risks which could negatively affect our operations.

Acquisitions and mergers, particularly the integration of companies that have previously been operated separately, involves a number of risks, including, but not limited to:

•	the time and costs associated with identifying and evaluating potential acquisition or merger partners;

•	difficulties in assimilating operations of the acquired institution and implementing uniform standards, controls, procedures and policies;

•	exposure to asset quality problems of the acquired institution;

•	our ability to finance an acquisition and maintain adequate regulatory capital;

•	diversion of management’s attention from the management of daily operations;

•	risks and expenses of entering new geographic markets;

•	potential significant loss of depositors or loan customers from the acquired institution;

•	loss of key employees of the acquired institution; and

•	exposure to undisclosed or unknown liabilities of an acquired institution.

Any of these acquisition risks could result in unexpected losses or expenses and thereby reduce the expected benefits of the acquisition. Also, we may issue equity securities, including common stock and securities convertible into common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. Our failure to successfully integrate current and future acquisitions and manage our growth could adversely affect our business, results of operations, financial condition and future prospects.

We rely heavily on our management and other key personnel, and the loss of key members may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. The unexpected loss of key senior managers, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial condition.

Competition may decrease our growth or profits.

We compete for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than ours. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships, such as our independent auditors, may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

Changes in government regulations and legislation could limit our future performance and growth.

The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policies may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

Unlike larger banking organizations that are more geographically diversified, IBERIABANK branch offices have historically been concentrated in 15 parishes in Louisiana. As a result of this geographic concentration, our financial results have depended largely upon economic conditions in these market areas. Through our acquisitions of Pulaski Investment Corporation and Pocahontas Bancorp, Inc., we now also operate bank branches in 11 counties in Arkansas, one county in Tennessee and one county in Oklahoma. Through Pulaski Investment Corporation’s subsidiary, Pulaski Mortgage Company, we also operate mortgage offices in Texas, Illinois, Missouri, and Mississippi. Deterioration in economic conditions in these markets could result in one or more of the following:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services; and

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

If we do not adjust to rapid changes in the financial services industry, our financial performance may suffer.

We face substantial competition for deposit, credit and trust relationships, as well as other sources of funding in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance and your investment in our common stock could be adversely affected.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Like other coastal areas, some of our markets in Louisiana are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In August and September 2005, Hurricanes Katrina and Rita struck the Gulf Coast of Louisiana, Mississippi, Alabama and Texas and caused substantial damage to residential and commercial properties in our market areas. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or tropical storms.

We cannot guarantee that we will pay dividends to stockholders in the future.

Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid to us from the Banks. The ability of our subsidiary banks to pay dividends to us as well as our ability to pay dividends to our shareholders is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends. For instance, we are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. There can be no assurance of whether or when we may pay dividends in the future.

The trading history of our common stock is characterized by low trading volume. The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

Our common stock trades on Nasdaq Global Market. During 2006, the average daily trading volume of our common stock was approximately 23,800 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent our shareholders from selling common stock at or above the public offering price. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

In the past, stockholders often have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

We may issue additional securities, which could dilute your ownership percentage.

In many situations, our board of directors has the authority, without any vote of our stockholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our stock option plans. In the future, we may issue additional securities, through public or private offerings, to raise additional capital or finance acquisitions. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Any such issuance would dilute the ownership of current holders of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2006, the Company, through IBERIABANK, operates 49 branch offices in seven areas of Louisiana. IBERIABANK also operates six loan production offices (“LPOs”) in Mandeville, Morgan City, Metairie, Baton Rouge, and Shreveport. During 2006, IBERIABANK opened eight full service branch locations in Baton Rouge, Houma, Metairie, Laplace, Slidell, Prairieville, and Monroe, Louisiana. The Company’s headquarters is located in Lafayette, Louisiana. The Company’s primary operations center is located in New Iberia, Louisiana. A total of 34 offices are owned and 21 are leased. The following table summarizes the Company’s locations by geographic market.

Market	No. of Branches	No. of LPOs
Acadiana	21	—
Baton Rouge Metro	4	3
New Orleans Metro	13	2
Northeast Louisiana	10	—
Shreveport	1	1

Totals	49	6

Item 3.	Legal Proceedings.

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

DARYL G. BYRD, age 52, has served as President of the Company since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of each of the Banks.

ANTHONY J. RESTEL, age 37, has served as Senior Executive Vice President and Chief Financial Officer of the Company since February 2005 and as Chief Credit Officer since December 2006. He also serves as Senior Executive Vice President, Chief Financial Officer and Chief Credit Officer of each of the Banks. Mr. Restel was hired as Vice President and Treasurer of the Company and IBERIABANK in 2001.

MICHAEL J. BROWN, age 43, has served as Senior Executive Vice President of the Company since 2001. Mr. Brown is responsible for management of all of the Company’s banking markets, including Louisiana, Arkansas, Tennessee and Oklahoma. He also is responsible for wealth management, including trust activities.

JOHN R. DAVIS, age 46, has served as Senior Executive Vice President – Mergers and Acquisitions/Finance and Investor Relations of the Company since 2001. He also serves as Senior Executive Vice President of each of the Banks, responsible for mortgage lending and title insurance.

MICHAEL A. NAQUIN, age 46, has served as Senior Executive Vice President of the Company since March 2004. He also serves as Senior Executive Vice President of each of the Banks. Mr. Naquin is responsible for the retail banking segment, treasury management and corporate facilities. Prior to joining the Company, he served in several senior roles with Bank One, including Commercial Banking Manager for Arizona and California from 2002 to 2004.

GEORGE J. BECKER III, age 66, has served as Executive Vice President, Director of Organizational Development and Corporate Secretary of the Company since February 2005. Prior to that, he served as Director of Corporate Operations of the Company and IBERIABANK. Mr. Becker, a Certified Public Accountant, also serves as Executive Vice President, Director of Organizational Development and Corporate Secretary of each of the Banks.

MARILYN W. BURCH, age 56, has served as Executive Vice President and Director of Corporate Operations of the Company since February 2005. Prior to that, she served as Executive Vice President and Chief Financial Officer of the Company and IBERIABANK. Ms. Burch, a Certified Public Accountant, also serves as Executive Vice President and Director of Corporate Operations of each of the Banks.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on the Company’s Common Stock over a measurement period beginning December 31, 2001 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL $1 Billion-$5 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period. The Company’s stock value has been adjusted for a 5 for 4 stock split in August 2005.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
IBERIABANK Corporation	100.00	148.48	222.16	254.33	249.31	294.62
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

The stock performance graph assumes $100.00 was invested December 31, 2001. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Additional information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.

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

On March 13, 2007, Castaing, Hussey, & Lolan, LLC (“CHL”), the Company’s Independent Auditor, informed the Audit Committee of the Board of Directors that it would decline to stand for re-election as Independent Auditor upon the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On March 13, 2007, the Audit Committee, subject to shareholder ratification, appointed Ernst & Young, LLP (“E&Y”), to serve as the Company’s Independent Auditor for the fiscal year ending December 31, 2007. This determination followed the Audit Committee’s decision to seek proposals from independent accountants to audit the Company’s financial statements for the fiscal year ending December 31, 2007.

The Reports of the Independent Auditors for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2006 and 2005, and through the date hereof, there were no disagreements between the Company and CHL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to CHL’s satisfaction, would have caused CHL to make a reference to the matter in its reports on the Company’s financial statements for such years.

During the Company’s fiscal years ended December 31, 2006 and 2005, and through the date hereof, there were no “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S-K).

During the Company’s two most recent fiscal years ended December 31, 2006, and the subsequent interim period through March 13, 2007, the Company did not consult with E&Y regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), the Company performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

Effective February 26, 2007, the Compensation Committee of the Board of Directors approved a common stock option award of 50,000 shares of the Company’s common stock to Daryl G. Byrd, President and Chief Executive Officer of the Company. The exercise price of the shares was $57.31 per share on the date of the award. The term of the options is 10 years and will vest over a seven-year period commencing with the first anniversary of the date of the award and grant. Effective February 26, 2007, Mr. Byrd’s annual base salary was increased to $467,010.

The Compensation Committee also approved a one-time bonus of $250,000 to Michael J. Brown, Senior Executive Vice President, in connection with his relocation from Louisiana to Arkansas and assumption of additional job responsibilities. In addition, on January 26, 2007, the Compensation Committee approved the issuance of 7,700 common stock options and a restricted common stock grant to Mr. Brown of 6,700 shares. The value of the shares on the date of the restricted stock awards and the exercise price of the options was $56.42 per share.

Effective February 26, 2007, the Compensation Committee also approved restricted stock awards and option grants to the following senior executive officers:

	Restricted Stock Award	Common Stock Underlying Options
Award Recipient	February 26, 2007	February 26, 2007
Michael J. Brown	7,145	6,252
John R. Davis	7,145	6,252
Michael A. Naquin	4,929	4,313
Anthony J. Restel	4,179	3,656

The value of the shares on the dates of the restricted stock awards and the exercise price of the options was $57.31 per share. The term of the options is 10 years. The restricted stock awards and the options will vest over a seven-year period commencing with the first anniversary of the date of the awards and grants.

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

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

Exhibit No. 2.4	Agreement and Plan of Merger, dated July 26, 2006, between the Registrant and Pocahontas Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006, as amended.

Exhibit No. 2.5	Agreement and Plan of Merger, dated August 9, 2006, between the Registrant and Pulaski Investment Corporation – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report of Form 8-K dated January 31, 2007.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.1	Retirement Savings Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreements with Marilyn W. Burch and George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreements with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 13, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 11, 2005.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 – incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 – incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.19	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.21	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.22	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.23	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.25	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.26	Purchase Agreement, dated November 10, 2006, by and among the Registrant and the Purchasers thereto – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10. 2006.

Exhibit No. 10.27	Lock-Up Agreement between officers and directors of the Registrant and Stifel, Nicolaus & Company, Incorporated – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2006, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23	Consent of Castaing, Hussey & Lolan, LLC.

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99	Audit Committee Charter, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 16, 2007	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	March 16, 2007
Daryl G. Byrd

/s/ John R. Davis	Senior Executive Vice President of Finance and Investor Relations	March 16, 2007
John R. Davis

/s/ Anthony J. Restel	Senior Executive Vice President and Chief Financial Office	March 16, 2007
Anthony J. Restel

/s/ Joseph B. Zanco	Executive Vice President and Controller and Principal Accounting Officer	March 16, 2007
Joseph B. Zanco

/s/ Elaine D. Abell	Director	March 16, 2007
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	March 16, 2007
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	March 16, 2007
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	March 16, 2007
John N. Casbon

/s/ James C. East	Director	March 16, 2007
James C. East

/s/ William H. Fenstermaker	Director	March 16, 2007
William H. Fenstermaker

/s/ Larrey G. Mouton	Director	March 16, 2007
Larrey G. Mouton

/s/ Jefferson G. Parker	Director and Audit Committee Member	March 16, 2007
Jefferson G. Parker

/s/ O. Miles Pollard, Jr.	Director and Audit Committee Member	March 16, 2007
O. Miles Pollard, Jr.

/s/ E. Stewart Shea III	Director	March 16, 2007
E. Stewart Shea III

/s/ David H. Welch	Director and Audit Committee Member	March 16, 2007
David H. Welch