Form 10-Q
period 2007-03-31
IBERIABANK CORP
filed 2007-05-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 30, 2007, the Registrant had 12,893,833 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(Unaudited) March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$128,688	$51,078
Interest-bearing deposits in banks	19,315	33,827

Total cash and cash equivalents	148,003	84,905
Securities available for sale, at fair value	778,997	558,832
Securities held to maturity, fair values of $62,293 and $22,677, respectively	61,751	22,520
Mortgage loans held for sale	84,125	54,273
Loans, net of unearned income	3,035,126	2,234,002
Allowance for loan losses	(38,711)	(29,922)

Loans, net	2,996,415	2,204,080
Premises and equipment, net	123,487	71,007
Goodwill	227,625	92,779
Other assets	161,423	114,640

Total Assets	$4,581,826	$3,203,036

Liabilities
Deposits:
Noninterest-bearing	$470,767	$354,961
Interest-bearing	3,021,327	2,067,621

Total deposits	3,492,094	2,422,582
Short-term borrowings	250,097	202,605
Long-term debt	335,417	236,997
Other liabilities	31,946	21,301

Total Liabilities	4,109,554	2,883,485

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 14,799,759 and 12,378,902 shares issued, respectively	14,800	12,379
Additional paid-in-capital	355,565	214,483
Retained earnings	178,826	173,794
Accumulated other comprehensive income	(2,012)	(3,306)
Treasury stock at cost - 1,913,631 and 2,092,471 shares, respectively	(74,907)	(77,799)

Total Shareholders’ Equity	472,272	319,551

Total Liabilities and Shareholders’ Equity	$4,581,826	$3,203,036

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2007	2006
Interest and Dividend Income
Loans, including fees	$46,028	$29,686
Mortgage loans held for sale, including fees	845	153
Investment securities:
Taxable interest	8,490	6,291
Tax-exempt interest	795	536
Other	1,066	822

Total interest and dividend income	57,224	37,488

Interest Expense
Deposits	23,433	12,071
Short-term borrowings	2,310	312
Long-term debt	3,866	2,685

Total interest expense	29,609	15,068

Net interest income	27,615	22,420
Provision for loan losses	211	435

Net interest income after provision for loan losses	27,404	21,985

Noninterest Income
Service charges on deposit accounts	4,021	3,001
ATM/debit card fee income	961	800
Income from bank owned life insurance	1,496	509
Gain on sale of loans, net	2,473	393
Title income	2,193	—
Broker commissions	1,277	942
Other income	1,796	621

Total noninterest income	14,217	6,266

Noninterest Expense
Salaries and employee benefits	17,053	9,571
Occupancy and equipment	3,935	2,340
Franchise and shares tax	798	880
Communication and delivery	1,144	810
Marketing and business development	545	489
Data processing	1,178	538
Printing, stationery and supplies	400	234
Amortization of acquisition intangibles	536	290
Professional services	764	447
Other expenses	3,140	1,515

Total noninterest expense	29,493	17,114

Income before income tax expense	12,128	11,137
Income tax expense	2,973	3,091

Net Income	$9,155	$8,046

Earnings per share - basic	$0.79	$0.87

Earnings per share - diluted	$0.76	$0.81

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2005	$11,802	$190,655	$150,107	$(9,594)	$(5,629)	$(73,772)	$263,569
Comprehensive income:
Net income			8,046				8,046
Change in unrealized loss on securities available for sale, net of taxes					(1,939)		(1,939)
Change in fair value of derivatives used for cash flow hedges, net of taxes					317		317

Total comprehensive income							6,424
Cash dividends declared, $0.28 per share			(2,715)				(2,715)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 100,824 shares		1,346				1,362	2,708
Reclassification of unearned compensation due to adoption of SFAS 123(R)		(9,594)		9,594			—
Common stock issued for recognition and retention plan		(1,121)				1,121	—
Share-based compensation cost		630					630
Treasury stock acquired at cost, 38,419 shares						(2,120)	(2,120)

Balance, March 31, 2006	$11,802	$181,916	$155,438	$—	$(7,251)	$(73,409)	$268,496

Balance, December 31, 2006	$12,379	$214,483	$173,794	$—	$(3,306)	$(77,799)	$319,551
Comprehensive income:
Net income			9,155				9,155
Change in unrealized loss on securities available for sale, net of taxes					1,361		1,361
Change in fair value of derivatives used for cash flow hedges, net of taxes					(67)		(67)

Total comprehensive income							10,449
Cash dividends declared, $0.32 per share			(4,123)				(4,123)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 45,408 shares		381				396	777
Common stock issued for recognition and retention plan		(2,531)				2,531	—
Common stock issued for acquisition	2,421	142,286					144,707
Share-based compensation cost		946					946
Treasury stock acquired at cost						(35)	(35)

Balance, March 31, 2007	$14,800	$355,565	$178,826	$—	$(2,012)	$(74,907)	$472,272

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$9,155	$8,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,716	1,256
Provision for loan losses	211	435
Noncash compensation expense	946	630
Gain on sale of assets	(16)	(46)
Gain on sale of investments	(10)	—
Amortization of premium/discount on investments	(772)	18
Derivative gain on swaps	217	—
Net change in loans held for sale	(3,396)	(2,542)
Cash retained from tax benefit associated with share-based payment arrangements	(330)	(1,267)
Other operating activities, net	1,561	1,199

Net Cash Provided by Operating Activities	9,282	7,729

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	820	—
Proceeds from maturities, prepayments and calls of securities available for sale	97,553	54,318
Purchases of securities available for sale	(110,490)	(154,258)
Proceeds from maturities, prepayments and calls of securities held to maturity	11,103	597
Increase in loans receivable, net	(40,157)	(38,135)
Proceeds from sale of premises and equipment	454	52
Purchases of premises and equipment	(5,798)	(3,978)
Proceeds from disposition of real estate owned	999	388
Cash paid in excess of cash received in acquisition	(5,836)	—
Other investing activities, net	2,411	1,056

Net Cash (Used in) Provided by Investing Activities	(48,941)	(139,960)

Cash Flows from Financing Activities
Increase in deposits	64,624	83,269
Net change in short-term borrowings	8,492	170
Proceeds from long-term debt	35,000	—
Repayments of long-term debt	(2,809)	(5,929)
Dividends paid to shareholders	(3,292)	(2,674)
Proceeds from sale of treasury stock for stock options exercised	447	1,442
Costs of issuance of common stock in acquisition	—	—
Payments to repurchase common stock	(35)	(2,121)
Cash retained from tax benefit associated with share-based payment arrangements	330	1,267

Net Cash Provided by Financing Activities	102,757	75,424

Net (Decrease) Increase In Cash and Cash Equivalents	63,098	(56,807)
Cash and Cash Equivalents at Beginning of Period	84,905	126,800

Cash and Cash Equivalents at End of Period	$148,003	$69,993

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$1,506	$312

Common stock issued in acquisition	$144,707	$—

Exercise of stock options with payment in company stock	$529	$64

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$27,743	$15,688

Income taxes, net	$—	$3,850

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries, IBERIABANK, Pulaski Bank & Trust Company (“Pulaski Bank”), and First Community Bank (“FCB”). The consolidated statements also include IBERIABANK’s subsidiaries (Iberia Financial Services LLC, Acadiana Holdings LLC, Jefferson Insurance Corporation, Finesco LLC and IBERIABANK Insurance Services LLC), Pulaski Bank’s subsidiaries (Pulaski Mortgage Company (“PMC”), Lenders Title Company (“LTC”), and Pulaski Insurance Agency, Inc.), and FCB’s subsidiaries (Southern Mortgage Corporation, P.F. Service, Inc. and Sun Realty, Inc.). As described further in Note 2, Pulaski Bank and FCB have been included in the Company’s consolidated financial statements since their respective acquisition dates.

Pulaski Bank and FCB were merged on April 22, 2007. The combined financial institution is a federal stock savings bank headquartered in Little Rock, Arkansas and operates under the corporate title of “Pulaski Bank and Trust Company”.

United Title of Louisiana, Inc. was acquired by IBERIABANK Corporation on April 2, 2007. United Title, with 10 offices in Louisiana, will become a subsidiary of LTC.

All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail products and services to customers throughout several locations in four states through IBERIABANK, Pulaski Bank, and FCB. The Company also operates mortgage production offices through PMC in eight states and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC.

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

Note 2 – Acquisition Activity

On January 31, 2007, the Company acquired all of the outstanding stock of Pulaski Investment Corporation (“PIC”), the holding company for Pulaski Bank of Little Rock, Arkansas, for 1,133,064 shares of the Company’s common stock and cash of $65.0 million. The transaction was accounted for as a purchase and had a total value of approximately $130,818,000. The acquisition extends the Company’s presence into central Arkansas and other states through its mortgage subsidiary, PMC. PIC shareholders control approximately 9% of the combined company.

The PIC transaction resulted in $93.2 million of goodwill and $7.4 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of PIC received total consideration of $53.63 per outstanding share of PIC common stock in exchange for a combination of the Company’s common stock and cash. The purchase price was allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$16,885
Investment securities	47,438
Loans, net	366,681
Premises and equipment, net	32,632
Goodwill	93,249
Core deposit and other intangibles	7,367
Other assets	15,484
Deposits	(422,618)
Borrowings	(23,698)
Other liabilities	(2,602)

Total purchase price	$130,818

Allocation of the purchase price is preliminary and subject to change based on the results of the pending independent valuation of LTC’s title plant intangible asset and finalization of fair value of assets acquired and liabilities incurred in connection with the transaction. These contingencies will affect the recorded goodwill value, but are not expected to have a material effect on post-acquisition operating results.

On February 1, 2007, the Company acquired all of the outstanding stock of Pocahontas Bancorp, Inc. (“Pocahontas”), the holding company for FCB of Jonesboro, Arkansas, for 1,287,793 shares of the Company’s common stock. The transaction was accounted for as a purchase and had a total value of $75,424,000. The acquisition extends the Company’s presence into Northeast Arkansas. Pocahontas shareholders control approximately 10% of the combined company.

The Pocahontas transaction resulted in $41.6 million of goodwill and $9.2 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of Pocahontas received total consideration of $16.28 per outstanding share of Pocahontas common stock. The purchase price was allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$42,301
Investment securities	206,678
Loans, net	413,351
Premises and equipment, net	16,274
Goodwill	41,597
Core deposit and other intangibles	9,214
Other assets	18,463
Deposits	(582,435)
Borrowings	(81,390)
Other liabilities	(8,629)

Total purchase price	$75,424

Allocation of the purchase price is preliminary and subject to change based on the results of pending valuations for certain Pocahontas properties and finalization of the fair value of assets acquired and liabilities incurred in connection with the transaction. These contingencies may affect the recorded goodwill value, but are not expected to have a material effect on post-acquisition operating results.

The Company paid a premium (i.e., Goodwill) over the fair value of the net tangible and identified intangible assets of PIC and Pocahontas for a number of reasons, including the following:

•

The acquisitions enhanced the Company’s geographic diversification. Combined, the PIC and Pocahontas acquisitions significantly increased our presence in Arkansas and facilitated our entry into the Dallas, St. Louis and Memphis markets.

•	Both PIC and Pocahontas enjoy exceptional reputations in their respective communities. We believe that we can build upon those reputations.

•

The PIC acquisition allowed the Company to expand its noninterest income earnings stream with the addition of PMC, Lenders Title, trust and investment management services and a nationwide credit card business.

•

The Company brings its products, services and operational practices to the acquired organizations. We believe that our products, services and these practices will enhance the profitability of the combined organizations.

In connection with the acquisitions, the Company acquired certain loans considered impaired and accounted for these loans under the provisions of the AICPA’s Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires the initial recognition of these loans at the present value of amounts expected to be received. The Company completed a review of the acquired loan portfolios to identify loans deemed to be impaired. As a result of this review, the Company recorded loans with a value of $13,750,000 and a related discount on impaired loans totaling $3,051,000 at March 31, 2007. These discounts are reflected as a contra-asset in the Loans caption of the Consolidated Balance Sheet with the offsetting amount reflected as an increase to Goodwill.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The following pro forma information for the quarter ended March 31, 2007 and 2006 reflects the Company’s estimated consolidated results of operations as if the acquisitions of PIC and Pocahontas occurred at January 1, 2006, unadjusted for potential cost savings.

(dollars in thousands, except per share data)	2007	2006
Interest and noninterest income	$79,453	$70,341
Net income	$8,738	$9,446
Earnings per share – basic	$.71	$.77
Earnings per share – diluted	$.68	$.73

Note 3 – Earnings Per Share

For the three months ended March 31, 2007, basic earnings per share were based on 11,556,653 weighted average shares outstanding and diluted earnings per share were based on 12,084,051 weighted average shares outstanding. For the three months ended March 31, 2006, per share earnings were based on 9,292,156 and 9,884,303 weighted average basic and diluted shares, respectively.

For the same three month periods of 2007 and 2006, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 366,597 and 308,497, respectively; and (b) the weighted average shares purchased in Treasury Stock of 2,028,350 and 2,201,327, respectively.

Note 4 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 15 of the Company’s consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional information related to these share-based compensation plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (SFAS No. 123(R)) utilizing the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants, with the exception of $470,000 recorded in the fourth quarter of 2005 as a result of the acceleration of all outstanding unvested stock options.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Based on the adoption of SFAS No. 123(R), the Company reported $330,000 and $1,267,000 of excess tax benefits as financing cash inflows during the first quarter of 2007 and 2006, respectively. Net cash proceeds from the exercise of stock options were $448,000 and $1,442,000 for the three months ended March 31, 2007 and 2006, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Expected dividends	2.0%	2.0%
Expected volatility	23.8%	24.8%
Risk-free interest rate	4.8%	4.7%
Expected term (in years)	7.0	7.0
Weighted-average grant-date fair value	$16.24	$16.41

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2007, there was $4.6 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 6.3 years.

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2006	1,495,317	$33.52
Granted	175,169	57.78
Exercised	54,468	17.93
Forfeited or expired	—	—

Outstanding options, March 31, 2007	1,616,018	$36.67	6.3 Years

Outstanding exercisable, March 31, 2007	1,313,039	$31.76	5.6 Years

Shares available for future stock option grants to employees and directors under existing plans were 161,246 at March 31, 2007. At March 31, 2007, the aggregate intrinsic values of shares underlying outstanding stock options and exercisable stock options were $31,407,000. Total intrinsic value of options exercised was $1,817,000 for the three months ended March 31, 2007.

The share-based compensation plans described in Note 15 in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted amortized over the vesting period. As of March 31, 2007, unearned share-based compensation associated with these awards totaled $20,365,000. Upon adoption of SFAS No. 123(R), the Company was required to change its policy from recognizing forfeitures as they occur to one where expense is recognized based on expectations of the awards that will vest over the requisite service period. This change had an immaterial cumulative effect on the Company’s results of operations.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to these restricted stock grants for the periods indicated below (in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Compensation expense related to restricted stock	$823	$610

The following table represents unvested restricted stock award activity for the periods indicated:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Balance, beginning of year	337,830	287,773
Granted	134,079	82,785
Forfeited	—	—
Earned and issued	(37,324)	(25,209)

Balance, March 31, 2007 and 2006, respectively	434,585	345,349

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

As a result of the acquisitions of PIC and Pocahontas, the Company added $134,846,000 of goodwill during the first quarter of 2007.

The Company records purchase accounting intangible assets that consist of core deposit intangibles and mortgage servicing rights. As a result of the acquisitions of PIC and Pocahontas, the Company added $16.6 million of core deposit intangibles during the first quarter of 2007. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	March 31, 2007			March 31, 2006
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$26,863	$4,530	$22,333	$10,282	$3,163	$7,119
Mortgage servicing rights	313	279	34	313	280	33

Total	$27,176	$4,809	$22,367	$10,595	$3,443	$7,152

The amortization expense related to purchase accounting intangibles for the three months ended March 31, 2007 and 2006 was $536,000 and $302,000, respectively.

The Company also acquired $3,569,000 of a title plant intangible asset in the PIC acquisition. The title plant is an indefinite-lived intangible asset and thus is subject to an annual impairment test in accordance with SFAS No. 142. Management is not aware of any events or changes in circumstances since acquisition that would indicate that the title plant might be impaired. An independent valuation of the title plant value is currently being performed. This valuation is expected to be completed in the second quarter of 2007.

Note 6 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At March 31, 2007, the fair value of guarantees under commercial and standby letters of credit was $216,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At March 31, 2007 and 2006, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	2007	2006
Commitments to grant loans	63,422	31,933
Unfunded commitments under lines of credit	835,686	539,212
Commercial and standby letters of credit	21,645	22,464

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the consolidated financial position of the Company.

Note 7 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Arkansas state jurisdiction. In lieu of Louisiana state income tax, the Company is subject to the Louisiana bank shares tax, which is included in noninterest expense in the Company’s consolidated financial statements. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2003.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the quarters ended March 31, 2007 and 2006, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Note 8 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect the standard will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates. The Company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect the standard will have on its results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2007. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2006 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q.

FIRST QUARTER OVERVIEW

During the first quarter of 2007, the Company reported net income of $9.2 million, or $0.76 per share on a diluted basis. On a net income basis, this represents a 14% increase compared to net income of $8.0 million earned for the first quarter of 2006. On a per share basis, this represents a 6.9% decrease from the $0.81 per diluted share earned for the first quarter of 2006.

Quarterly comparatives are influenced by the acquisitions of PIC and Pocahontas on January 31 and February 1, 2007, respectively. Other key components of the Company’s performance are summarized below.

•

Total assets at March 31, 2007 were $4.6 billion, up $1.4 billion, or 43.0%, from $3.2 billion at December 31, 2006. The increase is primarily the result of the $1.4 billion combined asset base obtained through the PIC and Pocahontas acquisitions. Shareholders’ equity increased by $152.7 million, or 47.8%, from $319.6 million at December 31, 2006 to $472.3 million at March 31, 2007.

•

Total loans at March 31, 2007 were $3.0 billion, an increase of $801.1 million, or 35.9%, from $2.2 billion at December 31, 2006. The increase was driven by the addition of $763.7 million in loans from the acquisitions. Commercial loans increased $477.3 million during the first quarter, while consumer and mortgage loans increased by $231.0 and $92.8 million, respectively, during the same time period.

•

Total customer deposits increased $1.1 billion, or 44.1%, from $2.4 billion at December 31, 2006 to $3.5 billion at March 31, 2007. $1.0 billion of the increase was a result of the acquisitions. During the quarter, NOW accounts, certificates of deposit, and savings and money market accounts grew by $225.3, $547.1 and $181.3 million, respectively. Noninterest-bearing deposits increased $115.8 million, or 32.6%, during the same period.

•

Net interest income increased $5.2 million, or 23.1%, for the three months ended March 31, 2007, compared to the same period of 2006. This increase was attributable to increased volume primarily due to the acquisitions. The corresponding net interest margin ratios on a tax-equivalent basis were 3.15% and 3.53% for the quarters ended March 31, 2007 and 2006, respectively.

•

Noninterest income increased $8.0 million, or 126.9%, for the first quarter of 2007 as compared to the same period of 2006. The increase was mainly driven by title insurance income, additional gains on the sale of mortgage loans and higher levels of service charges on deposit accounts.

•

Noninterest expense increased $12.4 million, or 72.3%, for the quarter ended March 31, 2007, as compared to the same quarter last year. The increase resulted primarily from higher salaries and employee benefits resulting from the two acquisitions. The first quarter of 2007 included $1.3 million of merger-related expenses, including additional employee compensation and travel costs.

•

The Company provided $211,000 for possible loan losses during the first quarter of 2007, compared to $435,000 for the first quarter of 2006. The Company has been able to reduce the provision for loan losses due to the continued strong asset quality of the loan portfolio. As of March 31, 2007, the allowance for loan losses as a percent of total loans was 1.28%, compared to 1.34% at December 31, 2006 and 1.97% at March 31, 2006. The reserve level from the first quarter of 2006 was a result of the additional credit risk associated with Hurricanes Katrina and Rita. This additional risk has decreased substantially over the past year. Net charge-offs for the first quarter of 2007 were $196,000, or 0.03% of average loans on an annualized basis, compared to $79,000, or 0.02%, a year earlier. The coverage of net charge-offs by the provision for loan losses was 1.08 times for the first quarter of 2007 and 5.51 times for the first quarter of 2006. The allowance for loan losses covers nonperforming assets 2.0 times at the end of the first quarter of 2007, as compared to 5.96 times at December 31, 2006 and 5.74 times at March 31, 2006.

•

In September 2005, the Company announced a significant branch expansion initiative in response to client needs and opportunities presented by Hurricanes Katrina and Rita. Based on the expansion initiative, the Company planned to open twelve new banking facilities in existing markets and other Louisiana locations not previously served by the Company. The Company completed its initiative during the first quarter of 2007 by opening branches in Covington and Baton Rouge, Louisiana.

•	In March 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per common share, a 14% increase compared to the same quarter of 2006.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-bearing assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $3.6 billion during the quarter ended March 31, 2007, an increase of $750.4 million, or 26.0%, from the year ended December 31, 2006. The increase is primarily due to the acquisitions.

Loans and Leases – The loan portfolio increased $801.0 million, or 35.9%, during the first three months of 2007. $788.8 million of this growth was the result of the PIC and Pocahontas acquisitions.

The Company’s loan to deposit ratios at March 31, 2007 and December 31, 2006 were 86.9% and 92.2%, respectively. The percentage of fixed rate loans within the total loan portfolio decreased from 72% at the end of 2006 to 62% as of March 31, 2007. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2007	2006	Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$515,425	$431,585	$83,840	19.4%
Construction	54,272	45,285	8,987	19.8

Total residential mortgage loans	569,697	476,870	92,827	19.5
Commercial loans:
Real estate	1,163,296	750,051	413,245	55.1
Business	525,061	461,048	64,013	13.9

Total commercial loans	1,688,357	1,211,099	477,258	39.4
Consumer loans:
Indirect automobile	228,099	228,301	(202)	(0.1)
Home equity	395,645	233,885	161,760	69.2
Other	153,328	83,847	69,481	82.9

Total consumer loans	777,072	546,033	231,039	42.3

Total loans receivable	$3,035,126	$2,234,002	$801,124	35.9%

Total commercial loans increased $477.3 million, or 39.4%, compared to December 31, 2006. This growth was primarily the result of the $453.4 million in commercial loans obtained via the two acquisitions. Commercial real estate loans increased $413.2 million, or 55.1%, compared to December 31, 2006. Commercial business loans increased $64.0 million, or 13.9%, compared to December 31, 2006.

The consumer loan portfolio increased $231.0 million, or 42.3%, compared to December 31, 2006. This growth was primarily the result of the $229.1 million obtained via the two acquisitions.

Total mortgage loans increased $92.8 million, or 19.5%, during the first quarter. Growth for the quarter was driven primarily by the addition of $81.3 million to the portfolio from the two acquisitions. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2007.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2006	$558,832	$22,520
Additions from acquisitions	203,777	50,339
Purchases	111,881	—
Sales	(820)	—
Principal maturities, prepayments and calls	(97,553)	(11,103)
Amortization of premiums and accretion of discounts	787	(5)
Increase in market value	2,093	—

Balance, March 31, 2007	$778,997	$61,751

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of March 31, 2007, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $14.5 million, or 42.9%, to $19.3 million at March 31, 2007, compared to $33.8 million at December 31, 2006 as the Company deployed excess cash into funding loan growth.

Mortgage Loans Held for Sale – Loans held for sale increased $29.9 million, or 55.0%, to $84.1 million at March 31, 2007, compared to $54.3 million at December 31, 2006. The increase was a result of additions from the acquisitions of $23.1 million. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Asset Quality

As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Management believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk adjusted level of return within the loan portfolio.

Written underwriting standards established by the Board of Directors and management govern the lending activities of the Company. The commercial credit department, in conjunction with senior lending personnel, underwrites all commercial business and commercial real estate loans. The Company provides centralized underwriting of all residential mortgage, construction and consumer loans. Established loan origination procedures require appropriate documentation including financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, where appropriate.

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department collects delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings, as necessary. Commercial loans of the Company are periodically reviewed through a loan review process. All other loans are also subject to loan review through a periodic sampling process.

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to improve commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current period is deducted from interest income. Prior period interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $19.3 million, or 0.42% of total assets at March 31, 2007, compared to $5.0 million, or 0.16% of total assets at December 31, 2006. Of the $19.3 million in nonperforming assets, $13.5 million relates to the acquired portfolios of Pulaski Bank and FCB. Based on the requirements of SOP 03-3 further discussed in Note 2, no reserves associated with the acquired loans were included in the consolidated balance sheet in accordance with purchase accounting. Rather, loans recorded under SOP 03-3 were recorded at discounted values on the dates of acquisition. The allowance for loan losses amounted to 1.28% of total loans and 242.7% of total nonperforming loans at March 31, 2007, compared to 1.34% and 993.7%, respectively, at December 31, 2006. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	March 31, 2007	December 31, 2006
Nonaccrual loans:
Commercial, financial and agricultural	$10,749	$745
Mortgage	3,231	353
Loans to individuals	1,576	1,603

Total nonaccrual loans	15,556	2,701
Accruing loans 90 days or more past due	395	310

Total nonperforming loans (1)	15,951	3,011
Foreclosed property	3,351	2,008

Total nonperforming assets (1)	19,302	5,019
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$19,302	$5,019

Nonperforming loans to total loans (1)	0.53%	0.13%
Nonperforming assets to total assets (1)	0.42%	0.16%
Allowance for loan losses to nonperforming loans (1)	242.7%	993.7%
Allowance for loan losses to total loans	1.28%	1.34%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the first quarter of 2007 were $196,000, or 0.03% of average loans on an annualized basis, as compared to $79,000, or 0.02%, for the same quarter last year.

Allowance for Loan Losses

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in the Company’s credit portfolio, involves a high degree of judgment and complexity. The Company’s policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are probable on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Changes in such estimates may have a significant impact on the financial statements.

Given the significant commercial loan growth experienced by the Company over the past five years, the Company refined its loan loss methodology during 2006 to further reflect the transition in the loan portfolio from a savings bank (i.e., mortgage/consumer loan focus) to a commercial bank (i.e., commercial loan focus). This refinement resulted in more reserves being assigned to the commercial segment of the loan portfolio and previously unallocated reserves being assigned to the portfolio segments.

The foundation of the allowance for the Company’s commercial segment is the credit risk rating of each relationship within the portfolio. The credit risk of each borrower is assessed, and a risk grade is assigned to each. The portfolios are further segmented by facility or collateral ratings. The dual risk grade for each loan is determined by the relationship manager and other approving officers and changed from time to time to reflect an ongoing assessment of the risk. Grades are reviewed on specific loans by senior management and as part of the Company’s internal loan review process. The commercial loan loss allowance is determined for all pass-rated borrowers based upon the borrower risk rating, the expected default probabilities of each rating category, and the outstanding loan balances by risk grade. For borrowers rated special mention or below, the higher of the migration analysis and Company established minimum reserve percentages apply. In addition, consideration is given to historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or borrower concentrations within each portfolio segment, the current business strategy and credit process, loan underwriting criteria, loan workout procedures, and other pertinent information.

Specific reserves are determined for impaired commercial loans individually based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate may consider all available evidence including the present value of the expected future cash flows and the fair value of collateral less disposal costs. Loans for which specific reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.

The allowance also consists of the general reserve adjusted for qualitative economic factors and specific market risk components. The foundation for the general consumer allowance is a detailed review of the loan portfolios and the performance of those portfolios. This review is accomplished by first segmenting the portfolio into homogenous pools. Residential mortgage loans, direct consumer loans, consumer home equity, indirect consumer loans, credit card, and the business banking portfolio each are considered separately. The historical performance of each of these pools is analyzed by examining the level of charge-offs over a specific period of time. The historical average charge-off level for each pool is updated at least annually.

In addition to this base analysis, the consumer portfolios are also analyzed for specific risks within each segment. The risk analysis considers the Company’s current strategy for each segment, the maturity of each segment, expansion into new markets, the deployment of newly developed products and any other significant factors impacting that segment. Current regional and national economic factors are an important dimension of the assessment and impact each portfolio segment. The general economic factors are evaluated and adjusted quarterly.

A typical events may result in the development of a specific allowance methodology designed to capture the default and potential loss parameters caused by that event.

Loan portfolios tied to acquisitions made during the year are incorporated into the Company’s allowance process. If the acquisition has an impact on the level of exposure to a particular segment, industry or geographic market, this increase in exposure is factored into the allowance determination process.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at March 31, 2007 to cover any probable losses in the Company’s loan portfolio. However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first three months of 2007.

(dollars in thousands)	Amount
Balance, December 31, 2006	$29,922
Additions due to acquisitions	8,774
Provision charged to operations	211
Loans charged off	(721)
Recoveries	525

Balance, March 31, 2007	$38,711

Other Assets

The following table details the changes in other asset categories during the first three months of 2007.

(dollars in thousands)	March 31, 2007	December 31, 2006	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$128,688	$51,078	$77,610	151.9%
Premises and equipment	123,487	71,007	52,480	73.9
Goodwill	227,625	92,779	134,846	145.3
Bank-owned life insurance	55,351	46,705	8,646	18.5
Other	102,723	67,945	34,778	51.2

Total other assets	$637,874	$329,514	$308,360	93.6%

The $77.6 million increase in cash and due from banks results from cash acquired from Pulaski Bank and FCB.

The $52.5 million increase in premises and equipment is primarily the result of land, building and equipment associated with the acquisitions, as well as completion of the Company’s branch expansion initiative. Additional investments in equipment and facilities continue to be made across the Company to improve operational efficiency and ensure consistency across the banks.

The $134.8 million increase in goodwill is due to the acquisitions of PIC and Pocahontas.

The $34.8 million increase in other assets is the result of increases in accrued interest receivable, equity securities, and the additional core deposit intangible assets recorded as a result of the acquisitions.

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

Deposits – Total end of period deposits increased $1.1 billion, or 44.1%, to $3.5 billion at March 31, 2007, compared to $2.4 billion at December 31, 2006. $1.0 billion of the increase was a result of the PIC and Pocahontas acquisitions. The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	March 31, 2007	December 31, 2006	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$470,767	$354,961	$115,806	32.6%
NOW accounts	853,814	628,541	225,273	35.8
Savings and money market accounts	769,539	588,202	181,337	30.8
Certificates of deposit	1,397,974	850,878	547,096	64.3

Total deposits	$3,492,094	$2,422,582	$1,069,512	44.1%

Short-term Borrowings – Short-term borrowings increased $47.5 million between March 31, 2007 and December 31, 2006. The acquired entities added $61.5 million in borrowings to the consolidated balance at the end of the quarter. The increase was also a result of the use of borrowed funds to fund loans, as loan growth outpaced deposit growth. The Company’s short-term borrowings at March 31, 2007 were comprised of $127.8 million in advances from the FHLB of Dallas with a maturity of twelve months and $122.3 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 4.12% and 1.86% for the quarters ended March 31, 2007 and 2006, respectively.

Long-term Borrowings – Long-term borrowings increased $98.4 million, or 41.5%, to $335.4 million at March 31, 2007, compared to $237.0 million at December 31, 2006. The addition of PIC and Pocahontas added $39.6 million in long-term borrowings. At March 31, 2007, the Company’s long-term borrowings were comprised of $255.7 million of fixed and variable rate advances from the FHLB of Dallas and $79.7 million in junior subordinated debt. The average rates paid on long-term borrowings were 5.20% and 4.34% for the quarters ended March 31, 2007 and 2006, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2007, shareholders’ equity totaled $472.3 million, an increase of $152.7 million, or 47.8%, compared to $319.6 million at December 31, 2006. The following table details the changes in shareholders’ equity during the first three months of 2007.

(dollars in thousands)	Amount
Balance, December 31, 2006	$319,551
Net income	9,155
Common stock issued in acquisitions	144,707
Treasury stock acquired at cost	(35)
Sale of treasury stock for stock options exercised	777
Cash dividends declared	(4,123)
Change in other comprehensive income	1,294
Share-based compensation cost	946

Balance, March 31, 2007	$472,272

Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended March 31, 2007, the Company did not repurchase any shares of its Common Stock. Approximately 17,000 shares remain to be purchased under the Company’s 2005 Program.

In April, the Board of Directors of the Company authorized a new share repurchase program upon completion of the prior program. The new program authorizes the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 2.3% of total shares outstanding.

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2007 of $9.2 million. On a net income basis, this represents a 14% increase compared to net income of $8.0 million earned for the first quarter of 2006. On a per share basis, this represents a 6.9% decrease from the $0.81 per diluted share earned for the first quarter of 2006. Included in earnings are the results of operations of PIC and Pocahontas from their acquisition dates of January 31, 2007 and February 1, 2007, respectively.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $5.2 million, or 23.1%, to $27.6 million for the three months ended March 31, 2007, compared to $22.4 million for the three months ended March 31, 2006. The increase was due to a $19.7 million, or 52.6%, increase in interest income, which was partially offset by a $14.5 million, or 96.5%, increase in interest expense. The increase in net interest income was the result of a $1.0 billion, or 38%, increase in the average balance of earning assets, which was partially offset by a $955.2 million, or 42.2%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and average interest-bearing liabilities increased 60 and 103 basis points during this period, respectively.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.72% during the three months ended March 31, 2007, compared to 3.15% for the comparable period in 2006. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.15% and 3.53% for the three months ended March 31, 2007 and March 31, 2006, respectively.

As of March 31, 2007, the Company’s interest rate risk model indicated that the Company is slightly liability sensitive in terms of interest rate sensitivity. However, management believes competitive deposit pricing pressures may make the Company somewhat more liability sensitive than indicated by the model. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income:

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	(2.7)%
+100	(1.2)
- 100	2.4
- 200	2.9

The impact of a flattening yield curve, as anticipated in the forward curve as of March 31, 2007, would approximate a 0.7% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Company will continue to monitor investment opportunities and weigh the associated risk/return. Volume increases in earning assets and improvements in the mix of earning assets and interest-bearing liabilities are expected to improve net interest income, but may negatively impact the net interest margin ratio.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At March 31, 2007, the Company had interest rate swaps in the notional amount of approximately $121.8 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At March 31, 2007, the Company had $45.9 million notional amount of interest rate contracts with corporate customers and $45.9 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three month periods ended March 31, 2007 and 2006.

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

	Three Months Ended March 31,
	2007			2006
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$538,731	$7,869	5.84%	$461,280	$6,262	5.43%
Commercial loans (TE) (2)	1,515,524	23,751	6.45%	941,036	14,246	6.30%
Consumer and other loans	695,070	14,408	8.41%	529,472	9,178	7.03%

Total loans	2,749,325	46,028	6.82%	1,931,788	29,686	6.29%
Mortgage loans held for sale	55,660	845	6.07%	9,566	153	6.39%
Investment securities (TE) (2)(3)	759,401	9,285	5.12%	620,103	6,827	4.59%
Other earning assets	73,192	1,066	5.91%	74,420	822	4.48%

Total earning assets	3,637,578	57,224	6.44%	2,635,877	37,488	5.84%

Allowance for loan losses	(34,965)			(38,214)
Nonearning assets	473,874			289,832

Total assets	$4,076,487			$2,887,495

Interest-bearing liabilities:
Deposits:
NOW accounts	$786,518	$5,235	2.70%	$611,586	$3,238	2.15%
Savings and money market accounts	701,912	4,718	2.73%	561,394	2,274	1.64%
Certificates of deposit	1,207,040	13,480	4.53%	774,909	6,559	3.43%

Total interest-bearing deposits	2,695,470	23,433	3.53%	1,947,889	12,071	2.51%
Short-term borrowings	224,388	2,310	4.12%	67,122	312	1.86%
Long-term debt	297,614	3,866	5.20%	247,235	2,685	4.34%

Total interest-bearing liabilities	3,217,472	29,609	3.72%	2,262,246	15,068	2.69%

Noninterest-bearing demand deposits	410,605			336,616
Noninterest-bearing liabilities	30,321			20,543

Total liabilities	3,658,398			2,619,405
Shareholders’ equity	418,089			268,090

Total liabilities and shareholders' equity	$4,076,487			$2,887,495

Net earning assets	$420,106			$373,631

Ratio of earning assets to interest-bearing liabilities	113.06%			116.52%

Net Interest Spread		$27,615	2.72%		$22,420	3.15%

Tax-equivalent Benefit			0.12%			0.13%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$28,724	3.15%		$23,279	3.53%

(1)	Annualized.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.

(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

The total provision for the quarter ended March 31, 2007 was $211,000, compared to $435,000 for the same period in 2006. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased from 1.34% at December 31, 2006, to 1.28% at March 31, 2007.

Noninterest Income – The Company’s total noninterest income was $14.2 million for the three months ended March 31, 2007, $8.0 million, or 126.9%, higher than the $6.3 million earned for the same period in 2006. The following table illustrates the changes in each significant component of noninterest income.

(dollars in thousands)	Three Months Ended
	March 31,		Percent Increase (Decrease)
	2007	2006
Service charges on deposit accounts	$4,021	$3,001	34.0%
ATM/debit card fee income	961	800	20.1
Income from bank owned life insurance	1,496	509	194.1
Gain on sale of loans, net	2,473	393	529.3
Gain on sale of assets	16	46	(65.2)
Gain on sale of investments, net	11	—	100.0
Title income	2,193	—	100.0
Broker commissions	1,277	942	35.5
Other income	1,769	575	207.7

Total noninterest income	$14,217	$6,266	126.9%

Service charges on deposit accounts increased $1.0 million compared to the same quarter last year primarily due to the addition of accounts related to the acquisitions.

ATM/debit card fee income increased $161,000 compared to the same quarter last year due to the effect of the expanded cardholder base attributable to the PIC and Pocahontas acquisitions.

Income from bank owned life insurance income increased $987,000 compared to the same quarter last year as the Company accrued the proceeds from a death benefit of $843,000 during the quarter on an insured former employee.

Gain on sale of loans increased $2.1 million compared to the same quarter last year, primarily from the inclusion of gains attributable to PMC.

Total noninterest income was also affected by the inclusion of title income of $2.2 million during the quarter from the Company’s title insurance subsidiary acquired in the acquisition of PIC.

Other noninterest income increased $1.2 million in the first quarter of 2007 as a result of the inclusion of income from fees earned from mortgage originations.

Noninterest Expense – The Company’s total noninterest expense was $29.5 million for the three months ended March 31, 2007, $12.4 million, or 72.3%, higher than the $17.1 million incurred for the same period in 2006. The following table illustrates the changes in each significant component of noninterest expense.

(dollars in thousands)	Three Months Ended
	March 31,		Percent Increase (Decrease)
	2007	2006
Salaries and employee benefits	$17,053	$9,571	78.2%
Occupancy and equipment	3,935	2,340	68.2
Franchise and shares tax	798	880	(9.3)
Communication and delivery	1,144	810	41.2
Marketing and business development	545	489	11.5
Data processing	1,178	538	119.0
Printing, stationery and supplies	400	234	70.9
Amortization of acquisition intangibles	536	290	84.8
Professional services	764	447	70.9
Other expenses	3,140	1,515	106.9

Total noninterest expense	$29,493	$17,114	72.3%

Salaries and employee benefits increased $7.5 million compared to the same quarter last year primarily due to the effect of additional staffing associated with the acquisitions.

Occupancy and equipment expense increased $1.6 million compared to the same quarter last year due primarily to the facilities costs associated with the acquisitions.

Data processing, communication and delivery charges, and printing and supplies expenses increased $640,000, $334,000, and $166,000, respectively, compared to the same quarter last year due primarily to the acquisitions.

Amortization of acquisition intangibles increased $246,000 compared to the first quarter of 2006 as a result of the additional core deposit intangibles recorded on the PIC and Pocahontas acquisitions.

Other noninterest expenses increased $1.6 million as a result of the addition of the Arkansas franchises. Service charges, credit card expenses, and ATM charges all reflect the additional locations and volume of business resulting from the acquisitions. The Company also incurred significant travel and employee development expenses to ensure the successful transition of all operations for the acquired branches and offices.

Income Tax Expense – Income tax expense decreased $118,000, or 3.8%, for the three months ended March 31, 2007 primarily due to an increase in the level of tax-exempt income.

The effective tax rates for the three months ended March 31, 2007 and 2006 were 24.5% and 27.8%, respectively. The decrease in the Company’s effective tax rate is attributable to an increase in tax-exempt income earned on the Company’s investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $1.2 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31 2007, the Company had $359.1 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at March 31 2007 were $736.7 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $80 million in the form of federal funds and other lines of credit. At March 31 2007, the Company had no balance outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources or funds primarily to meet its ongoing commitments and fund loan commitments. At March 31 2007, the total approved unfunded loan commitments outstanding amounted to $63.4 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $835.7 million. The Company has been able to generate sufficient cash through its deposits as well as borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At March 31, 2007, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of March 31 2007:

(dollars in thousands)	Actual Capital		Required Capital
	Amount	Percent	Amount	Percent
Tier 1 Leverage	$298,114	7.80%	$152,918	4.00%
Tier 1 Risk-Based	$298,114	9.34%	$127,641	4.00%
Total Risk-Based	$336,825	10.56%	$255,282	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007. Additional information at March 31, 2007 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

As a result of the acquisitions of PIC and Pocahontas, the Company has expanded its controls over financial reporting to encompass the acquired organizations. There were no other significant changes in the Company’s internal controls over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of equity securities is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 2, 2007.

1.	With respect to the election of five directors to serve three-year terms expiring in the year 2010 and until their successors are elected and qualified, the following is the number of shares voted :

Nominees	For	Withheld
Elaine D. Abell	9,909,965	748,221
William H. Fenstermaker	10,369,085	289,101
Larry G. Mouton	10,357,202	300,984
O. Miles Pollard	10,484,236	173,950
Daryl G. Byrd	10,368,429	289,757

There were no abstentions or broker non-votes.

2.	With respect to the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007, the following is the number of shares voted:

For	Against	Abstain
10,590,914	57,641	9,631

There were no broker non-votes.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date:	May 10, 2007	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	May 10, 2007	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer

Date:	May 10, 2007	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President, Corporate Controller and
Principal Accounting Officer