Form 10-Q
period 2007-06-30
IBERIABANK CORP
filed 2007-08-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, the Registrant had 12,855,187 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(Unaudited) June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$88,911	$51,078
Interest-bearing deposits in banks	54,540	33,827

Total cash and cash equivalents	143,451	84,905
Securities available for sale, at fair value	755,633	558,832
Securities held to maturity, fair values of $60,465 and $22,677, respectively	61,179	22,520
Mortgage loans held for sale	97,358	54,273
Loans, net of unearned income	3,179,231	2,234,002
Allowance for loan losses	(37,826)	(29,922)

Loans, net	3,141,405	2,204,080
Premises and equipment, net	125,948	71,007
Goodwill	231,382	92,779
Other assets	175,444	114,640

Total Assets	$4,731,800	$3,203,036

Liabilities
Deposits:
Noninterest-bearing	$458,113	$354,961
Interest-bearing	2,968,412	2,067,621

Total deposits	3,426,525	2,422,582
Short-term borrowings	467,122	202,605
Long-term debt	331,780	236,997
Other liabilities	34,252	21,301

Total Liabilities	4,259,679	2,883,485

Shareholders’ Equity
Preferred stock, $1 par value -5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 14,799,759 and 12,378,902 shares issued, respectively	14,800	12,379
Additional paid-in-capital	356,584	214,483
Retained earnings	184,472	173,794
Accumulated other comprehensive income	(8,016)	(3,306)
Treasury stock at cost - 1,915,646 and 2,092,471 shares, respectively	(75,719)	(77,799)

Total Shareholders’ Equity	472,121	319,551

Total Liabilities and Shareholders’ Equity	$4,731,800	$3,203,036

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Interest and Dividend Income
Loans, including fees	$53,193	$31,466	$99,093	$61,152
Mortgage loans held for sale, including fees	1,263	180	2,111	333
Investment securities:
Taxable interest	9,426	6,940	17,916	13,231
Tax-exempt interest	956	498	1,751	1,034
Other	978	809	2,045	1,630

Total interest and dividend income	65,816	39,893	122,916	77,380

Interest Expense
Deposits	26,860	13,911	50,293	25,982
Short-term borrowings	3,908	475	6,218	787
Long-term debt	4,384	2,752	8,250	5,436

Total interest expense	35,152	17,138	64,761	32,205

Net interest income	30,664	22,755	58,155	45,175
(Reversal of) Provision for loan losses	(595)	(1,902)	(384)	(1,467)

Net interest income after provision for loan losses	31,259	24,657	58,539	46,642

Noninterest Income
Service charges on deposit accounts	5,025	3,242	9,046	6,244
ATM/debit card fee income	1,085	859	2,047	1,659
Income from bank owned life insurance	592	515	2,087	1,024
Gain on sale of loans, net	4,910	393	7,719	786
Title income	5,824	—	8,017	—
Broker commissions	1,388	955	2,664	1,897
Other income	2,977	(706)	4,372	(85)

Total noninterest income	21,801	5,258	35,952	11,525

Noninterest Expense
Salaries and employee benefits	21,169	9,440	38,218	19,011
Occupancy and equipment	5,160	2,291	9,095	4,631
Franchise and shares tax	820	794	1,618	1,674
Communication and delivery	1,633	725	2,777	1,535
Marketing and business development	792	544	1,337	1,033
Data processing	1,238	679	2,416	1,217
Printing, stationery and supplies	585	278	985	511
Amortization of acquisition intangibles	673	283	1,209	573
Professional services	987	605	1,751	1,052
Other expenses	5,844	1,823	8,798	3,340

Total noninterest expense	38,901	17,462	68,204	34,577

Income before income tax expense	14,159	12,453	26,287	23,590
Income tax expense	4,132	3,598	7,105	6,689

Net Income	$10,027	$8,855	$19,182	$16,901

Earnings per share - basic	$0.80	$0.95	$1.60	$1.81

Earnings per share - diluted	$0.78	$0.89	$1.53	$1.71

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2005	$11,802	$190,655	$150,107	$(9,594)	$(5,629)	$(73,772)	$263,569
Comprehensive income:
Net income			16,901				16,901
Change in unrealized loss on securities available for sale, net of taxes					(6,695)		(6,695)
Change in fair value of derivatives used for cash flow hedges, net of taxes					529		529

Total comprehensive income							10,735
Cash dividends declared, $0.58 per share			(5,614)				(5,614)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 159,286 shares		2,238				2,004	4,242
Reclassification of unearned compensation due to adoption of SFAS 123(R)		(9,594)		9,594			—
Common stock issued for recognition and retention plan		(1,314)				1,314	—
Share-based compensation cost		1,482					1,482
Treasury stock acquired at cost, 138,253 shares						(8,032)	(8,032)

Balance, June 30, 2006	$11,802	$183,467	$161,394	$—	$(11,795)	$(78,486)	$266,382

Balance, December 31, 2006	$12,379	$214,483	$173,794	$—	$(3,306)	$(77,799)	$319,551
Comprehensive income:
Net income			19,182				19,182
Change in unrealized loss on securities available for sale, net of taxes					(4,756)		(4,756)
Change in fair value of derivatives used for cash flow hedges, net of taxes					46		46

Total comprehensive income							(4,710)
Cash dividends declared, $0.66 per share			(8,504)				(8,504)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 62,344 shares		538				770	1,308
Common stock issued for recognition and retention plan		(2,794)				2,780	(14)
Common stock issued for acquisitions	2,421	142,190					144,611
Share-based compensation cost		2,167					2,167
Treasury stock acquired at cost, 27,000 shares						(1,470)	(1,470)

Balance, June 30, 2007	$14,800	$356,584	$184,472	$—	$(8,016)	$(75,719)	$472,121

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$19,182	$16,901

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,970	2,617
(Reversal of) Provision for loan losses	(384)	(1,467)
Noncash compensation expense	2,152	1,482
Gain on sale of assets	(110)	(28)
Loss (Gain) on sale of investments	(15)	1,389
Amortization of premium/discount on investments	(1,558)	(55)
Derivative gain on swaps	217	—
Net change in loans held for sale	(16,629)	(2,944)
Tax benefit associated with share-based payment arrangements	(476)	(2,023)
Other operating activities, net	(856)	(4,052)

Net Cash Provided by Operating Activities	6,493	11,820

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	134	40,181
Proceeds from maturities, prepayments and calls of securities available for sale	159,677	167,002
Purchases of securities available for sale	(159,260)	(270,613)
Proceeds from maturities, prepayments and calls of securities held to maturity	11,675	4,523
Increase in loans receivable, net	(187,459)	(116,105)
Proceeds from sale of premises and equipment	563	634
Purchases of premises and equipment	(10,646)	(12,179)
Proceeds from disposition of real estate owned	2,489	648
Cash paid in excess of cash received in acquisition	(5,836)	—
Other investing activities, net	(5,441)	1,549

Net Cash (Used in) Provided by Investing Activities	(194,104)	(184,360)

Cash Flows from Financing Activities
Increase (Decrease) in deposits	(779)	126,275
Net change in short-term borrowings	225,517	13,929
Proceeds from long-term debt	35,000	—
Repayments of long-term debt	(6,003)	(6,440)
Dividends paid to shareholders	(7,416)	(5,389)
Proceeds from sale of treasury stock for stock options exercised	833	2,219
Purchases of treasury stock	(1,471)	(8,032)
Tax benefit associated with share-based payment arrangements	476	2,023

Net Cash Provided by Financing Activities	246,157	124,585

Net (Decrease) Increase In Cash and Cash Equivalents	58,546	(47,955)
Cash and Cash Equivalents at Beginning of Period	84,905	126,800

Cash and Cash Equivalents at End of Period	$143,451	$78,845

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$3,885	$642

Common stock issued in acquisition	$144,611	$—

Exercise of stock options with payment in company stock	$529	$384

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$62,464	$32,387

Income taxes, net	$1,500	$7,100

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

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries, IBERIABANK, Pulaski Bank and Trust Company (“Pulaski Bank”), and Lenders Title Company (“LTC”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout several locations in four states through IBERIABANK and Pulaski Bank. The Company also operates mortgage production offices in eight states through Pulaski Bank’s subsidiary, Pulaski Mortgage Company (“PMC”) and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries.

All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments and share based compensation.

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

The PIC transaction resulted in $93,212,000 of goodwill and $5,617,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of PIC received total consideration of $53.63 per outstanding share of PIC common stock in exchange for a combination of the Company’s common stock and cash. The purchase price was allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$16,885
Investment securities	47,438
Loans, net	366,910
Premises and equipment, net	32,632
Goodwill	93,212
Core deposit and other intangibles	10,851
Other assets	12,678
Deposits	(422,618)
Borrowings	(23,698)
Other liabilities	(3,472)

Total purchase price	$130,818

Allocation of the purchase price is preliminary and subject to change based on the finalization of the fair value of assets acquired and liabilities assumed in connection with the transaction. During the second quarter of 2007, the Company recorded an adjustment of $1,749,000 to its Pulaski core deposit intangible asset to reflect the updated independent valuation of the asset. The final allocation of purchase price could affect the recorded goodwill value, but is not expected to have a material effect on post-acquisition operating results.

On February 1, 2007, the Company acquired all of the outstanding stock of Pocahontas Bancorp, Inc. (“Pocahontas”), the holding company for First Community Bank (“FCB”) of Jonesboro, Arkansas, for 1,287,793 shares of the Company’s common stock. The transaction was accounted for as a purchase and had a total value of $75,424,000. The acquisition extends the Company’s presence into Northeast Arkansas.

The Pocahontas transaction resulted in $41,181,000 of goodwill and $7,026,000 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of Pocahontas received total consideration of $16.28 per outstanding share of Pocahontas common stock. The purchase price was allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$42,301
Investment securities	206,678
Loans, net	413,450
Premises and equipment, net	16,273
Goodwill	41,181
Core deposit and other intangibles	7,026
Other assets	21,476
Deposits	(582,435)
Borrowings	(81,390)
Other liabilities	(9,136)

Total purchase price	$75,424

Allocation of the purchase price is preliminary and subject to change based on the results of pending valuations for certain Pocahontas properties and finalization of the fair value of assets acquired and liabilities assumed in connection with the transaction. During the second quarter of 2007, the Company recorded an adjustment of $2,188,000 to its Pocahontas core deposit intangible asset to reflect the updated independent valuation of the asset. The final allocation of purchase price could affect the recorded goodwill value, but is not expected to have a material effect on post-acquisition operating results.

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

•	Both PIC and Pocahontas enjoy exceptional reputations in their respective communities. We believe that we can build upon those reputations.

•	The PIC acquisition allowed the Company to expand its noninterest income earnings stream with the addition of PMC, LTC, trust and investment management services and a nationwide credit card business.

•

The Company brings its products, services and operational practices to the acquired organizations. We believe that our products, services and these practices will enhance the profitability of the combined organizations.

In connection with the PIC and Pocahontas acquisitions, the Company acquired certain loans considered impaired and accounted for these loans under the provisions of the AICPA’s Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires the initial recognition of these loans at the present value of amounts expected to be received. The Company completed a review of the acquired loan portfolios to identify loans deemed to be impaired. As a result of this review, the Company recorded a discount totaling $2,462,000 on acquired impaired loans. The impaired loans had a principal balance of $13,750,000 at acquisition. The discount is reflected as a contra-asset in the Loans caption of the Consolidated Balance Sheet with the offsetting amount reflected as an increase to Goodwill.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The following pro forma information for the six months ended June 30, 2007 and 2006 reflects the Company’s estimated consolidated results of operations as if the acquisitions of PIC and Pocahontas occurred at January 1, 2006, unadjusted for potential cost savings.

(dollars in thousands, except per share data)	2007	2006
Interest and noninterest income	$167,070	$158,807
Net income	$18,803	$21,560

Earnings per share – basic	$1.51	$1.75
Earnings per share – diluted	$1.46	$1.67

United Title of Louisiana, Inc. “(United”) was acquired on April 2, 2007. United operates 9 offices in Louisiana. The transaction was accounted for as a purchase and had a total value of approximately $5,800,000. United operates as a subsidiary of LTC.

Note 3 – Earnings Per Share

For the three months ended June 30, 2007, basic earnings per share were based on 12,456,110 weighted average shares outstanding and diluted earnings per share were based on 12,914,251 weighted average shares outstanding. For the three months ended June 30, 2006, per share earnings were based on 9,354,218 and 9,939,973 weighted average basic and diluted shares, respectively.

For the same three month periods of 2007 and 2006, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 427,160 and 344,000, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,916,490 and 2,103,762, respectively.

For the six months ended June 30, 2007, basic earnings per share were based on 12,008,866 weighted average shares outstanding and diluted earnings per share were based on 12,501,444 weighted average shares outstanding. For the six months ended June 30, 2006, per share earnings were based on 9,323,358 and 9,912,292 weighted average basic and diluted shares, respectively.

For the same six month periods of 2007 and 2006, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 397,060 and 326,347 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,973,002 and 2,152,275, respectively.

The effect from the assumed exercise of 314,604 and 116,904 stock options was not included in the computation of diluted earnings per share for June 30, 2007 and 2006, respectively, because such amounts would have had an antidilutive effect on earnings per share.

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

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Based on the adoption of SFAS No. 123(R), the Company reported $476,000 and $2,023,000 of excess tax benefits as financing cash inflows during the first six months of 2007 and 2006, respectively. Net cash proceeds from the exercise of stock options were $833,000 and $2,219,000 for the six months ended June 30, 2007 and 2006, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected dividends	2.0%	2.0%	2.0%	2.0%
Expected volatility	23.4%	24.5%	23.6%	24.8%
Risk-free interest rate	4.7%	5.1%	4.7%	4.7%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$15.94	$17.57	$16.06	$16.48

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2007, there was $4,475,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 6.3 years.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below (in thousands).

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Compensation expense related to stock options	$364	$106

The following table represents stock option activity for the six months ended June 30, 2007.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2006	1,495,317	$33.52
Granted	178,919	57.71
Exercised	71,404	19.28
Forfeited or expired	2,500	30.20

Outstanding options, June 30, 2007	1,600,332	$36.86	6.1 Years

Outstanding exercisable, June 30, 2007	1,296,023	$31.92	5.3 Years

Shares available for future stock option grants to employees and directors under existing plans were 159,195 at June 30, 2007. At June 30, 2007, the aggregate intrinsic values of shares underlying outstanding stock options and exercisable stock options were $22,851,000. The total intrinsic value of options exercised was $2,298,000 for the three months ended June 30, 2007.

The share-based compensation plans described in Note 15 in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted amortized over the vesting period. As of June 30, 2007, unearned share-based compensation associated with these awards totaled $19,850,000. Upon adoption of SFAS No. 123(R), the Company was required to change its policy from recognizing forfeitures as they occur to one where expense is recognized based on expectations of the awards that will vest over the requisite service period. This change had an immaterial cumulative effect on the Company’s results of operations.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to these restricted stock grants for the periods indicated below (in thousands).

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Compensation expense related to restricted stock	$1,694	$1,246

The following table represents unvested restricted stock award activity for the periods indicated.

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Balance, beginning of year	337,830	287,773
Granted	148,404	97,502
Forfeited	(5,828)	(1,972)
Earned and issued	(55,134)	(39,961)

Balance, June 30, 2007 and 2006, respectively	425,272	343,342

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

As a result of the acquisitions of PIC and Pocahontas, the Company added $134,393,000 of goodwill during the first quarter of 2007. The Company added an additional $4,210,000 in goodwill during the second quarter of 2007 related to the United acquisition.

The Company records purchase accounting intangible assets that consist of core deposit intangibles, mortgage servicing rights and title plants. As a result of the acquisitions during 2007, the Company added $12,643,000 of core deposit intangibles and $6,433,000 of title plants during the first half of 2007. The title plants are indefinite-lived intangible assets and thus are subject to an annual impairment test in accordance with SFAS No. 142. Management is not aware of any events or changes in circumstances since acquisition that would indicate that its title plants might be impaired.

The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	June 30, 2007			June 30, 2006
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$22,925	$5,203	$17,722	$10,282	$3,446	$6,836
Mortgage servicing rights	313	286	27	313	290	23

Total	$23,238	$5,489	$17,749	$10,595	$3,443	$7,152

The amortization expense related to purchase accounting intangibles for the six months ended June 30, 2007 and 2006 was $1,209,000 and $573,000, respectively.

Note 6 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At June 30, 2007, the fair value of guarantees under commercial and standby letters of credit was $198,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At June 30, 2007 and 2006, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	2007	2006
Commitments to grant loans $	$124,833	$58,871
Unfunded commitments under lines of credit	805,837	509,403
Commercial and standby letters of credit	19,844	20,124

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

The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the six months ended June 30, 2007 and 2006, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2007. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

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

SECOND QUARTER OVERVIEW

During the second quarter of 2007, the Company reported net income of $10.0 million, or $0.78 per share on a diluted basis, representing a 13.2% increase compared to net income of $8.9 million earned for the second quarter of 2006. On a per share basis, this represents a 12.8% decrease from the $0.89 per diluted share earned for the second quarter of 2006.

Quarterly comparatives are significantly influenced by the acquisitions of PIC and Pocahontas on January 31 and February 1, 2007, respectively. Other key components of the Company’s performance are summarized below.

•

Total assets at June 30, 2007 were $4.7 billion, up $1.5 billion, or 47.7%, from $3.2 billion at December 31, 2006. The increase is primarily the result of the $1.3 billion combined asset base obtained through the PIC and Pocahontas acquisitions. Shareholders’ equity increased by $152.6 million, or 47.7%, from $319.6 million at December 31, 2006 to $472.1 million at June 30, 2007.

•

Total loans at June 30, 2007 were $3.2 billion, an increase of $945.2 million, or 42.3%, from $2.2 billion at December 31, 2006. The increase was driven by the addition of $753.6 million in loans from the acquisitions, as well as organic growth of $191.6 million.

•

Total customer deposits increased $1.0 billion, or 41.4%, from $2.4 billion at December 31, 2006 to $3.4 billion at June 30, 2007. The increase was a result of the $1.0 billion in deposits obtained via the PIC and Pocahontas acquisitions.

•

Net interest income increased $7.9 million, or 34.8%, for the three months ended June 30, 2007, compared to the same period of 2006. For the six months ended June 30, 2007, net interest income increased $13.0 million, or 28.7%, compared to the same period of 2006. These increases were attributable to increased volume primarily due to the acquisitions. The corresponding net interest margin ratios on a tax-equivalent basis were 3.09% and 3.44% for the quarters ended and 3.11% and 3.48% for the six months ended June 30, 2007 and 2006, respectively.

•

Noninterest income increased $16.5 million, or 314.6%, for the second quarter of 2007 as compared to the same period of 2006. For the six months ended June 30, 2007, noninterest income increased $24.4 million, or 212.0%, compared to the same period of 2006. The increases were mainly driven by title insurance income, gains on the sale of mortgage loans, and service charges on deposit accounts.

•

Noninterest expense increased $21.4 million, or 122.8%, for the quarter ended June 30, 2007, as compared to the same quarter last year. For the six months ended June 30, 2007, noninterest expense increased $33.6 million, or 97.3%, compared to the same period of 2006. The increases resulted primarily from higher salaries and employee benefits resulting from the two acquisitions. The first six months of 2007 also included $2.8 million of pre-tax merger-related expenses.

•

The Company recorded a reversal of provision for possible loan losses of $0.6 million during the second quarter of 2007, compared to a provision reversal of $1.9 million for the second quarter of 2006. For the six months ended June 30, 2007, the Company recorded a reversal of provision of $0.4 million, compared to a reversal of provision of $1.5 million for the same period in 2006. The negative provision in the second quarter of 2007 resulted primarily from the reversal of approximately $600,000 in specific reserves assigned to a credit that paid off during the quarter. As of June 30, 2007, the allowance for loan losses as a percent of total loans was 1.19%, compared to 1.34% at December 31, 2006 and 1.79% at June 30, 2006. The reserve level from 2006 was impacted by the additional credit risk associated with Hurricanes Katrina and Rita. This additional risk has decreased substantially over the past year. Net charge-offs for the second quarter of 2007 were $0.3 million, or 0.04%, of average loans on an annualized basis, compared to $0.1 million, or 0.02%, a year earlier. The allowance for loan losses covers nonperforming loans and nonperforming assets 2.25 and 1.79 times, respectively, at the end of the second quarter of 2007, as compared to 9.94 and 5.96 times at December 31, 2006.

•

In September 2005, the Company announced a significant branch expansion initiative in response to client needs and opportunities presented by Hurricanes Katrina and Rita. Based on the expansion initiative, the Company has opened twelve new banking facilities in existing markets and other Louisiana locations not previously served by the Company. The Company completed its initiative during the first quarter of 2007 by opening branches in Covington and Baton Rouge, Louisiana. Total loans in these twelve branches were $50.9 million at June 30, 2007, and total deposits totaled $69.3 million. The net after tax cost of the branch expansion initiative was $0.8 million during the second quarter of 2007.

•	In June 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, a 13% increase compared to the same quarter of 2006.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $4.1 billion during the quarter ended June 30, 2007, an increase of $1.2 billion, or 41.8%, from the year ended December 31, 2006. For the six months ended June 30, 2007, average earning assets amounted to $3.9 billion, an increase of $1.2 billion, or 44.2%, from the same period of 2006, and an increase of $979.3 million, or 33.9%, from the year ended December 31, 2006. The increase is primarily due to the acquisitions.

Loans and Leases – The loan portfolio increased $945.2 million, or 42.3%, during the first six months of 2007. $753.6 million of this growth was the result of the PIC and Pocahontas acquisitions.

The Company’s loan to deposit ratios at June 30, 2007 and December 31, 2006 were 92.8% and 92.2%, respectively. The percentage of fixed rate loans within the total loan portfolio decreased from 72% at the end of 2006 to 70% as of June 30, 2007. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	June 30, 2007	December 31, 2006	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$511,636	$431,585	$80,051	18.5%
Construction/ Owner Occupied	57,123	45,285	11,838	26.1

Total residential mortgage loans	568,759	476,870	91,889	19.3
Commercial loans:
Real estate	1,229,037	750,051	478,986	63.9
Business	573,133	461,048	112,085	24.3

Total commercial loans	1,802,170	1,211,099	591,071	48.8
Consumer loans:
Indirect automobile	235,006	228,301	6,705	2.9
Home equity	396,341	233,885	162,456	69.5
Other	176,955	83,847	93,108	111.0

Total consumer loans	808,302	546,033	262,269	48.0

Total loans receivable	$3,179,231	$2,234,002	$945,229	42.3%

Total commercial loans increased $591.1 million, or 48.8%, compared to December 31, 2006. This growth was primarily the result of the $446.6 million in commercial loans obtained via the acquisitions, as well as organic growth of $144.5 million. Commercial loan growth was driven by commercial real estate loans, which increased $479.0 million, or 63.9%, compared to December 31, 2006.

The consumer loan portfolio increased $262.3 million, or 48.0%, compared to December 31, 2006. This growth was primarily the result of the $239.7 million of consumer loans obtained via the acquisitions.

Total mortgage loans increased $91.9 million, or 19.3%, compared to December 31, 2006. Growth for the year was driven primarily by the addition of $67.2 million of mortgage loans obtained via the acquisitions. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2007.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2006	$558,832	$22,520
Additions from acquisitions	203,091	50,339
Purchases	159,259	—
Sales	(119)	—
Principal maturities, prepayments and calls	(159,676)	(11,676)
Amortization of premiums and accretion of discounts	1,563	(4)
Increase (Decrease) in market value	(7,317)	—

Balance, June 30, 2007	$755,633	$61,179

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of June 30, 2007, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $20.7 million, or 61.2%, to $54.5 million at June 30, 2007, compared to $33.8 million at December 31, 2006.

Mortgage Loans Held for Sale – Loans held for sale increased $43.1 million, or 79.4%, to $97.4 million at June 30, 2007, compared to $54.3 million at December 31, 2006. The increase was a result of additional volume from the acquisitions. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current period is deducted from interest income. Prior period interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $21.1 million, or 0.45% of total assets at June 30, 2007, compared to $5.0 million, or 0.16% of total assets at December 31, 2006. Of the $21.1 million in nonperforming assets, $15.9 million relates to the acquisitions. Based on the requirements of SOP 03-3 further discussed in Note 2, no reserves associated with the acquired impaired loans were included in the consolidated balance sheet. Rather, loans recorded under SOP 03-3 were recorded at discounted values on the dates of acquisition. The allowance for loan losses amounted to 1.19% of total loans and 224.7% of total nonperforming loans at June 30, 2007, compared to 1.34% and 993.7%, respectively, at December 31, 2006. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	June 30, 2007	December 31, 2006
Nonaccrual loans:
Commercial, financial and agricultural	$10,586	$745
Mortgage	820	353
Loans to individuals	2,844	1,603

Total nonaccrual loans	14,250	2,701
Accruing loans 90 days or more past due	2,584	310

Total nonperforming loans (1)	16,834	3,011
Foreclosed property	4,266	2,008

Total nonperforming assets (1)	21,100	5,019
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$21,100	$5,019

Nonperforming loans to total loans (1)	0.53%	0.13%
Nonperforming assets to total assets (1)	0.45%	0.16%
Allowance for loan losses to nonperforming loans (1)	224.7%	993.7%
Allowance for loan losses to total loans	1.19%	1.34%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the second quarter of 2007 were $294,000, or 0.04%, of average loans on an annualized basis, as compared to $117,000, or 0.02%, for the same quarter last year.

Allowance for Loan Losses

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in the Company’s credit portfolio, involves a high degree of judgment and complexity. The Company establishes reserves for estimated losses on delinquent and other problem loans when it is determined that losses are probable on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Changes in such estimates may have a significant impact on the financial statements.

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

Specific reserves are determined for impaired commercial loans individually based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate considers all available evidence including the present value of the expected future cash flows and the fair value of collateral less disposal costs. Loans for which specific reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.

The allowance also consists of the general reserve adjusted for qualitative economic factors and specific market risk components. The foundation for the general consumer allowance is a review of the loan portfolios and the performance of those portfolios. This review is accomplished by first segmenting the portfolio into homogenous pools. Residential mortgage loans, direct consumer loans, consumer home equity, indirect consumer loans, credit card, and the business banking portfolio each are considered separately. The historical performance of each of these pools is analyzed by examining the level of charge-offs over a specific period of time. The historical average charge-off level for each pool is updated at least annually.

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

Atypical events may result in the development of a specific allowance methodology designed to capture the default and potential loss parameters caused by that event.

Loan portfolios tied to acquisitions made during the year are incorporated into the Company’s allowance process. If the acquisition has an impact on the level of exposure to a particular segment, industry or geographic market, this increase in exposure is factored into the allowance determination process.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at June 30, 2007 to cover any probable losses in the Company’s loan portfolio. However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first six months of 2007.

(dollars in thousands)	Amount
Balance, December 31, 2006	$29,922
Additions due to acquisitions	8,746
(Reversal of) Provision charged to operations	(384)
Loans charged off	(1,816)
Recoveries	1,358

Balance, June 30, 2007	$37,826

Other Assets

The following table details the changes in other asset categories during the first six months of 2007.

	June 30, 2007	December 31, 2006	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Cash and due from banks	$88,911	$51,078	$37,833	74.1%
Premises and equipment	125,948	71,007	54,941	77.4
Goodwill	231,382	92,779	138,603	149.4
Bank-owned life insurance	55,987	46,705	9,282	19.9
Other	119,458	67,936	51,522	75.8

Total other assets	$621,686	$329,505	$292,181	88.7%

The $37.8 million increase in cash and due from banks results from cash acquired in the acquisitions.

The $54.9 million increase in premises and equipment is primarily the result of land, building and equipment associated with the acquisitions, as well as completion of the Company’s branch expansion initiative. The Company acquired $48.9 million in premises and equipment from the acquired entities.

The $138.6 million increase in goodwill is due to the acquisitions closed during the first half of 2007.

The $51.5 million increase in other assets is the result of increases in accrued interest receivable, additional equity investments in the FHLB and FRB, and the additional intangible assets recorded as a result of the acquisitions. Intangible assets recorded during the acquisitions include $12.6 million of core deposit intangibles and $6.4 million in title plant intangibles.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include subordinated debt, loan repayments, and the maturities of investment securities. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of the year.

Deposits – Total end of period deposits increased $1.0 billion, or 41.4%, to $3.4 billion at June 30, 2007, compared to $2.4 billion at December 31, 2006. The increase was a result of the PIC and Pocahontas acquisitions. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2007	2006	Amount	Percent
Noninterest-bearing DDA	$458,113	$354,961	$103,152	29.1%
NOW accounts	834,336	628,541	205,795	32.7
Savings and money market accounts	773,124	588,202	184,922	31.4
Certificates of deposit	1,360,952	850,878	510,074	59.9

Total deposits	$3,426,525	$2,422,582	$1,003,943	41.4%

Short-term Borrowings – Short-term borrowings increased $264.5 million between June 30, 2007 and December 31, 2006 to $467.1 million. The increase was needed to fund loan growth as loan growth continued to out pace deposit growth. The Company’s short-term borrowings at June 30, 2007 were comprised of $349.8 million in advances from the FHLB of Dallas with a maturity of twelve months or less and $117.3 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 4.48% and 2.35% for the quarters ended June 30, 2007 and 2006, respectively.

Long-term Borrowings – Long-term borrowings increased $94.8 million, or 40.0%, to $331.8 million at June 30, 2007, compared to $237.0 million at December 31, 2006. The primary reason for the increase was to fund the Company’s acquisitions during the year and also includes the $39.5 million assumed from PIC and Pocahontas. At June 30, 2007, the Company’s long-term borrowings were comprised of $252.2 million of fixed and variable rate advances from the FHLB of Dallas and $79.5 million in junior subordinated debt. The average rates paid on long-term borrowings were 5.23% and 4.47% for the quarters ended June 30, 2007 and 2006, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2007, shareholders’ equity totaled $472.1 million, an increase of $152.6 million, or 47.7%, compared to $319.6 million at December 31, 2006. The following table details the changes in shareholders’ equity during the first six months of 2007.

(dollars in thousands)	Amount
Balance, December 31, 2006	$319,551
Net income	19,182
Common stock issued in acquisitions	144,611
Common stock issued for recognition and retention plan	(14)
Sale of treasury stock for stock options exercised	1,308
Cash dividends declared	(8,504)
Change in other comprehensive income	(4,710)
Treasury acquired at cost	(1,470)
Share-based compensation cost	2,167

Balance, June 30, 2007	$472,121

In April, the Board of Directors of the Company authorized a new share repurchase program upon completion of the prior program, which had 17,050 shares remaining authorized to be purchased. The new program authorizes the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 2.3% of total shares outstanding.

Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended June 30, 2007, the Company repurchased 27,000 shares of its Common Stock.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
April	—	—	—	317,050
May	27,000	$52.27	27,000	290,050
June	—	—	—	290,050

Total	27,000	$52.27	27,000

RESULTS OF OPERATIONS

The Company reported net income for the second quarter of 2007 of $10.0 million, compared to $8.9 million earned during the second quarter of 2006, an increase of $1.2 million, or 13.2%. On a per share basis, the $0.78 earned for the second quarter of 2007 represents a 12.8% decrease from the $0.89 per diluted share earned for the second quarter of 2006. For the six months ended June 30, 2007, the Company reported net income of $19.2 million, compared to $16.9 million earned during the same period of 2006, an increase of $2.3 million, or 13.5%. On a per share basis, the $1.53 earned for the six months ended June 30, 2007 represents a 10.0% decrease from the $1.71 per diluted share earned for the six months ended June 30, 2006.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $7.9 million, or 34.8%, to $30.7 million for the three months ended June 30, 2007, compared to $22.8 million for the three months ended June 30, 2006. The increase was due to a $25.9 million, or 65.0%, increase in interest income, which was partially offset by an $18.0 million, or 105.1%, increase in interest expense. The increase in net interest income was the result of a $1.4 billion, or 50.1%, increase in the average balance of earning assets, which was partially offset by a $1.3 billion, or 55.8%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and rate on average interest-bearing liabilities increased 57 and 92 basis points during this period, respectively.

Net interest income increased $13.0 million, or 28.7%, to $58.2 million for the six months ended June 30, 2007, compared to $45.2 million for the six months ended June 30, 2006. The increase was due to a $45.5 million, or 58.8%, increase in interest income, which was partially offset by a $32.6 million, or 101.1%, increase in interest expense. The increase in net interest income was the result of a $1.2 billion, or 44.2%, increase in the average balance of earning assets, which was partially offset by a $1.1 billion, or 49.2%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and rate on average interest-bearing liabilities increased 57 and 97 basis points during this period, respectively.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.69% during the three months ended June 30, 2007, compared to 3.04% for the comparable period in 2006. For the six months ended June 30, 2007 and 2006, the average interest rate spread was 2.69% and 3.09%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.09% and 3.44% for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007 and 2006, the net interest margin on a taxable equivalent (TE) basis was 3.11% and 3.48%, respectively.

As of June 30, 2007, the Company’s interest rate risk model indicated that the Company is slightly liability sensitive in terms of interest rate sensitivity. However, management believes competitive deposit pricing pressures may make the Company somewhat more liability sensitive than indicated by the model. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	(4.4)%
+100	(2.1)
-100	2.0
-200	2.9

The impact of a flattening yield curve, as anticipated in the forward curve as of June 30, 2007, would approximate a 0.2% decrease in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At June 30, 2007, the Company had interest rate swaps in the notional amount of approximately $158.1 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At June 30, 2007, the Company had $51.5 million notional amount of interest rate contracts with corporate customers and $51.5 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three and six month periods ended June 30, 2007 and 2006.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2007			2006			2007			2006
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$569,351	$8,323	5.85%	$472,601	$6,492	5.49%	$554,126	$16,085	5.81%	$466,972	$12,754	5.46%
Commercial loans (TE) (2)	1,751,960	29,891	6.91%	988,018	15,595	6.47%	1,634,310	55,042	6.87%	964,656	29,841	6.39%
Consumer and other loans	791,411	14,979	7.59%	529,256	9,380	7.11%	743,489	27,966	7.59%	529,364	18,557	7.07%

Total loans	3,112,722	53,193	6.89%	1,989,875	31,466	6.41%	2,931,925	99,093	6.85%	1,960,992	61,152	6.35%
Mortgage loans held for sale	89,505	1,263	5.64%	11,691	180	6.15%	72,709	2,111	5.81%	10,634	333	6.26%
Investment securities (TE) (2)(3)	827,002	10,382	5.26%	659,552	7,438	4.67%	793,388	19,667	5.19%	639,937	14,265	4.63%
Other earning assets	63,829	978	6.15%	64,863	809	5.00%	68,485	2,045	6.02%	69,615	1,630	4.72%

Total earning assets	4,093,058	65,816	6.52%	2,725,981	39,893	5.95%	3,866,507	122,916	6.47%	2,681,178	77,380	5.90%

Allowance for loan losses	(38,421)			(38,581)			(36,702)			(38,399)
Nonearning assets	569,136			285,213			521,816			287,510

Total assets	$4,623,773			$2,972,613			$4,351,621			$2,930,289

Interest-bearing liabilities:
Deposits:
NOW accounts	$845,560	$5,517	2.62%	$637,921	$3,869	2.43%	$816,732	$10,752	2.65%	$624,826	$7,108	2.29%
Savings and money market accounts	770,496	5,361	2.79%	593,040	2,735	1.85%	736,393	10,079	2.76%	577,305	5,008	1.75%
Certificates of deposit	1,373,393	15,983	4.67%	798,722	7,307	3.67%	1,290,676	29,463	4.60%	786,881	13,866	3.55%

Total interest-bearing deposits	2,989,449	26,860	3.60%	2,029,683	13,911	2.75%	2,843,801	50,293	3.57%	1,989,012	25,982	2.63%
Short-term borrowings	345,226	3,908	4.48%	79,839	475	2.35%	285,141	6,218	4.34%	73,516	787	2.13%
Long-term debt	331,561	4,384	5.23%	243,462	2,752	4.47%	314,682	8,250	5.21%	245,338	5,436	4.41%

Total interest-bearing liabilities	3,666,236	35,152	3.83%	2,352,984	17,138	2.91%	3,443,624	64,761	3.78%	2,307,866	32,205	2.81%

Noninterest-bearing demand deposits	448,652			331,272			429,320			333,929
Noninterest-bearing liabilities	33,178			19,117			31,647			19,826

Total liabilities	4,148,066			2,703,373			3,904,591			2,661,621
Shareholders’ equity	475,707			269,240			447,030			268,668

Total liabilities and shareholders’ equity	$4,623,773			$2,972,613			$4,351,621			$2,930,289

Net earning assets	$426,822			$372,997			$422,883			$373,312

Ratio of earning assets to interest-bearing liabilities	111.64%			115.85%			112.28%			116.18%

Net Interest Spread		$30,664	2.69%		$22,755	3.04%		$58,155	2.69%		$45,175	3.09%

Tax-equivalent Benefit			0.12%			0.12%			0.12%			0.13%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$31,883	3.09%		$23,587	3.44%		$60,483	3.11%		$46,866	3.48%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

For the quarter ended June 30, 2007, there was a provision reversal of $0.6 million, compared to a provision reversal of $1.9 million for the same period in 2006. For the six months ended June 30, 2007, there was also a provision reversal for loan losses of $0.4 million compared to a provision reversal of $1.5 million for the first six months of 2006. The provision reversal in the second quarter of 2007 resulted primarily from the reversal of approximately $600,000 in specific reserves assigned to a credit that paid off during the quarter. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased from 1.34% at December 31, 2006, to 1.19% at June 30, 2007. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.79% as of June 30, 2006.

Noninterest Income – The Company’s total noninterest income was $21.8 million for the three months ended June 30, 2007, $16.5 million, or 314.6%, higher than the $5.3 million earned for the same period in 2006. Noninterest income increased $24.4 million, or 212.0%, for the six months ended June 30, 2007, to $36.0 million, compared to $11.5 million for the six months ended June 30, 2006. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase	June 30,		Percent Increase
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)
Service charges on deposit accounts	$5,025	$3,242	55.0%	$9,046	$6,244	44.9%
ATM/debit card fee income	1,085	859	26.4	2,047	1,659	23.4
Income from bank owned life insurance	592	515	15.0	2,087	1,024	103.9
Gain on sale of loans, net	4,910	393	1,149.4	7,719	786	882.1
Gain (loss) on sale of assets	94	(18)	622.2	110	28	292.9
Gain (loss) on sale of AFS investments, net	—	(1,389)	—	15	(1,389)	101.1
Gain on sale of equity investments	820	—	—	820	—	—
Title income	5,824	—	—	8,017	—	—
Broker commissions	1,388	955	45.3	2,664	1,897	40.4
Other income	2,063	701	194.3	3,427	1,276	168.6

Total noninterest income	$21,801	$5,258	314.6%	$35,952	$11,525	212.0%

Service charges on deposit accounts increased $1.8 million for the second quarter and $2.8 million for the first six months of 2007 compared to the same periods last year primarily due to the addition of accounts related to the PIC and Pocahontas acquisitions.

ATM/debit card fee income increased $0.2 million compared to the same quarter last year and $0.4 million for the first six months of 2007 primarily due to the expanded cardholder base attributable to the PIC and Pocahontas acquisitions.

Income from bank owned life insurance increased $0.1 million compared to the same quarter last year and $1.1 million for the first six months of 2007 as the Company received the proceeds from a death benefit of $0.9 million on an insured former employee.

Gain on sale of loans increased $4.5 million compared to the same quarter last year and $6.9 million for the first six months of 2007 primarily due to the additional volume produced by PMC.

Gain on the sale of equity investments in the second quarter of 2007 reflects the sale of all of the Company’s MasterCard stock. The loss on the sale of AFS investments in the second quarter of 2006 resulted from the sale of $41.0 million in underperforming investment securities.

Due to the acquisitions of LTC and United Title, total noninterest income now includes title income of $5.8 million during the quarter and $8.0 million for the first six months of the year.

Broker commissions increased $0.4 million compared to the same quarter last year and $0.8 million for the first six months of 2007 as the Company continues to benefit from the addition of high-producing recruits and increased production from existing employees.

Other noninterest income increased $1.4 million in the first quarter of 2007 and $2.2 million in the first six months of 2007 as a result of higher fees earned from credit card transactions, as well as trust income earned through Pulaski Bank and income from cash settlements of interest rate swap transactions.

Noninterest Expense – The Company’s total noninterest expense was $38.9 million for the three months ended June 30, 2007, $21.4 million, or 122.8%, higher than the $17.5 million incurred for the same period in 2006. Noninterest expense increased $33.6 million, or 97.3%, for the six months ended June 30, 2007, to $68.2 million, compared to $34.6 million for the six months ended June 30, 2006. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase	June 30,		Percent Increase
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)
Salaries and employee benefits	$21,169	$9,440	124.2%	$38,218	$19,011	101.0%
Occupancy and equipment	5,160	2,291	125.2	9,095	4,631	96.4
Franchise and shares tax	820	794	3.4	1,618	1,674	(3.3)
Communication and delivery	1,633	725	125.2	2,777	1,535	80.9
Marketing and business development	792	544	45.6	1,337	1,033	29.4
Data processing	1,238	679	82.3	2,416	1,217	98.5
Printing, stationery and supplies	585	278	110.4	985	511	92.8
Amortization of acquisition intangibles	673	283	137.8	1,209	573	111.0
Professional services	987	605	63.1	1,751	1,052	66.4
Other expenses	5,844	1,823	220.5	8,798	3,340	163.4

Total noninterest expense	$38,901	$17,462	122.8	$68,204	$34,577	97.3

Salaries and employee benefits increased $11.7 million for the second quarter and $19.2 million for the first six months of 2007 primarily due to additional staffing associated with the acquisitions. During 2007, the Company has reduced staffing levels by approximately 120 associates, or 8% of its workforce. Most of these reductions were made during the second quarter.

Occupancy and equipment expense increased $2.9 million for the second quarter and $4.5 million for the first six months of 2007 due primarily to the facilities costs associated with the acquisitions.

Communication and delivery charges, data processing and printing and supplies expenses increased $0.9 million, $0.6 million, and $0.3 million, respectively, for the second quarter of 2007 compared to the same quarter in 2006. Communication and delivery charges, data processing, and printing and supplies expenses increased $1.2 million, $1.2 million and $0.5 million, respectively, for the first six months of 2007 compared to the same period in 2006. These increases are primarily due to the acquisitions.

Marketing and business development expenses increased $0.2 million and $0.3 million during the first three and six months of 2007, respectively, as a result of additional customer notifications, advertisements and direct mailing expenses incurred as a result of the acquisitions.

Amortization of acquisition intangibles increased $0.4 million compared to the second quarter of 2006 and $0.6 million compared to the first six months of 2006 as a result of the additional core deposit intangibles recorded on the PIC and Pocahontas acquisitions.

Professional services expense was $0.4 million and $0.7 million higher for the current three and six month periods of 2007, respectively, compared to the same period last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the acquisitions and the increase in the size and complexity of the Company.

Other noninterest expenses increased $4.0 million in the second quarter and $5.5 million for the first six months of 2007 as a result of the addition of the Arkansas franchises. The Company incurred merger-related expenses of $2.8 million during the first six months of 2007. Bank service charges, credit card expenses, and ATM/debit card charges all reflect the additional locations and volume of business resulting from the acquisitions.

Income Tax Expense – Income tax expense increased $0.5 million, or 14.8%, for the three months ended June 30, 2007 to $4.1 million, compared to $3.6 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, income tax expense increased $0.4 million, or 6.2%, to $7.1 million, compared to $6.7 million for the six months ended June 30, 2006. These increases were primarily due to an increase in earnings for the Company.

The effective tax rates for the three months ended June 30, 2007 and 2006 were 29.2% and 28.9%, respectively. The effective tax rates for the six months ended June 30, 2007 and 2006 were 27.0% and 28.4%, respectively. The difference in the effective tax rates for the periods presented is a result of the relative tax-exempt interest income levels during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2007 totaled $1.3 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the six month periods indicated.

(dollars in thousands)	Six Months Ended, June 30, 2007	Six Months Ended, June 30, 2006
Cash flow provided by operations	$6,493	$11,820
Cash flow used in investing	(194,104)	(184,360)
Cash flow provided by financing	246,157	124,585

Net increase (decrease) in cash and cash equivalents cash flow	$58,546	$(47,955)

Cash flows provided by operations during the first six months of 2007 were $5.3 million lower compared to the same period in 2006. The decrease was primarily due to an increase in fundings of loans held for sale.

Cash used in investing activities increased $9.7 million from the first six months of 2006 primarily due to the growth in our loan portfolio.

Net financing cash flows increased $121.6 million from the first six months of 2006 to the six months of 2007, primarily due to an increase in the Company’s short-term borrowings, and more specifically, advances from the FHLB.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2007, the Company had $475.6 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at June 30, 2007 were $313.1 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $80 million in the form of federal funds and other lines of credit. At June 30, 2007, the Company had no balance outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2007, the total approved unfunded loan commitments outstanding amounted to $124.8 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $805.8 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2007, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of June 30, 2007.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$301,814	6.91%	$174,729	4.00%
Tier 1 Risk-Based	$301,814	8.77%	$137,635	4.00%
Total Risk-Based	$339,639	9.87%	$275,269	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007. Additional information at June 30, 2007 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

See Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, which is incorporated herein by reference.

Item 5.	Other Information

On June 18, 2007, the Compensation Committee of the Board of Directors of the Company approved a Restricted Share Award of 825 shares of the Company’s common stock to each of the Company’s non-employee directors. The Restricted Share Awards will vest at the rate of one-third (33 1/3%) upon each of the three anniversaries of the annual meeting of the Company’s shareholders following the date of the Awards and are subject to other terms and conditions of the Restricted Stock Award Agreement.

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

IBERIABANK Corporation

Date: August 9, 2007	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer

Date: August 9, 2007	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President, Corporate Controller and Principal Accounting Officer