Form 10-Q
period 2007-09-30
IBERIABANK CORP
filed 2007-11-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 31, 2007, the Registrant had 12,745,428 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$76,917	$51,078
Interest-bearing deposits in banks	15,086	33,827

Total cash and cash equivalents	92,003	84,905
Securities available for sale, at fair value	784,433	558,832
Securities held to maturity, fair values of $61,010 and $22,677, respectively	60,829	22,520
Mortgage loans held for sale	63,392	54,273
Loans, net of unearned income	3,306,834	2,234,002
Allowance for loan losses	(35,713)	(29,922)

Loans, net	3,271,121	2,204,080
Premises and equipment, net	125,857	71,007
Goodwill	231,416	92,779
Other assets	192,493	114,640

Total Assets	$4,821,544	$3,203,036

Liabilities
Deposits:
Noninterest-bearing	$459,200	$354,961
Interest-bearing	2,990,197	2,067,621

Total deposits	3,449,397	2,422,582
Short-term borrowings	458,082	202,605
Long-term debt	391,746	236,997
Other liabilities	40,334	21,301

Total Liabilities	4,339,559	2,883,485

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 14,799,759 and 12,378,902 shares issued, respectively	14,800	12,379
Additional paid-in-capital	357,882	214,483
Retained earnings	192,187	173,794
Accumulated other comprehensive income	(1,453)	(3,306)
Treasury stock at cost - 2,029,299 and 2,092,471 shares, respectively	(81,431)	(77,799)

Total Shareholders’ Equity	481,985	319,551

Total Liabilities and Shareholders’ Equity	$4,821,544	$3,203,036

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and Dividend Income
Loans, including fees	$56,512	$35,537	$155,604	$96,689
Mortgage loans held for sale, including fees	1,276	298	3,388	630
Investment securities:
Taxable interest	9,605	6,893	27,521	20,125
Tax-exempt interest	960	504	2,711	1,538
Other	996	413	3,041	2,044

Total interest and dividend income	69,349	43,645	192,265	121,026

Interest Expense
Deposits	27,174	15,236	77,467	41,218
Short-term borrowings	5,405	1,310	11,623	2,097
Long-term debt	4,697	3,173	12,947	8,609

Total interest expense	37,276	19,719	102,037	51,924

Net interest income	32,073	23,926	90,228	69,102
Reversal of provision for loan losses	(1,693)	(2,389)	(2,077)	(3,856)

Net interest income after reversal of provision for loan losses	33,766	26,315	92,305	72,958

Noninterest Income
Service charges on deposit accounts	5,300	3,426	14,345	9,669
ATM/debit card fee income	1,440	857	3,509	2,516
Income from bank owned life insurance	688	524	2,775	1,548
Gain on sale of loans, net	4,770	420	12,473	1,206
Title income	4,913	—	12,930	—
Broker commissions	1,281	895	3,946	2,792
Other income	1,935	1,153	6,324	1,069

Total noninterest income	20,327	7,275	56,302	18,800

Noninterest Expense
Salaries and employee benefits	20,281	11,477	58,500	30,487
Occupancy and equipment	5,300	2,414	14,394	7,045
Franchise and shares tax	864	790	2,482	2,464
Communication and delivery	1,681	841	4,458	2,376
Marketing and business development	746	411	2,083	1,444
Data processing	1,375	701	3,791	1,918
Printing, stationery and supplies	583	244	1,568	756
Amortization of acquisition intangibles	496	276	1,705	849
Professional services	1,023	511	2,774	1,563
Other expenses	4,177	1,926	12,998	5,267

Total noninterest expense	36,526	19,591	104,753	54,169

Income before income tax expense	17,567	13,999	43,854	37,589
Income tax expense	5,506	4,120	12,611	10,809

Net Income	$12,061	$9,879	$31,243	$26,780

Earnings per share - basic	$0.97	$1.06	$2.57	$2.87

Earnings per share - diluted	$0.94	$0.99	$2.48	$2.70

Cash dividends declared per share	$0.34	$0.32	$1.00	$0.90

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2005	$11,802	$190,655	$150,107	$(9,594)	$(5,629)	$(73,772)	$263,569
Comprehensive income:
Net income			26,780				26,780
Change in unrealized loss on securities available for sale, net of taxes					(154)		(154)
Change in fair value of derivatives used for cash flow hedges, net of taxes					(552)		(552)

Total comprehensive income							26,074
Cash dividends declared, $0.90 per share			(8,718)				(8,718)
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 179,019 shares		2,754				2,302	5,056
Reclassification of unearned compensation due to adoption of SFAS 123(R)		(9,594)		9,594			—
Common stock issued for recognition and retention plan		(1,520)				1,520	—
Share-based compensation cost		2,310					2,310
Treasury stock acquired at cost, 138,253 shares						(8,032)	(8,032)

Balance, September 30, 2006	$11,802	$184,605	$168,169	$—	$(6,335)	$(77,982)	$280,259

Balance, December 31, 2006	$12,379	$214,483	$173,794	$—	$(3,306)	$(77,799)	$319,551
Comprehensive income:
Net income			31,243				31,243
Change in unrealized loss on securities available for sale, net of taxes					2,005		2,005
Change in fair value of derivatives used for cash flow hedges, net of taxes					(152)		(152)
Total comprehensive income							33,096
Cash dividends declared, $1.00 per share			(12,845)				(12,845)
Consolidation of joint venture		53	(5)				48
Reissuance of treasury stock under stock option plan, net of shares surrendered in payment, including tax benefit, 87,419 shares		603				1,397	2,000
Common stock issued for recognition and retention plan		(2,855)				2,855	—
Common stock issued for acquisitions	2,421	142,190					144,611
Share-based compensation cost		3,408					3,408
Treasury stock acquired at cost, 168,021 shares						(7,884)	(7,884)

Balance, September 30, 2007	$14,800	$357,882	$192,187	$—	$(1,453)	$(81,431)	$481,985

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$31,243	$26,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,321	3,932
Reversal of provision for loan losses	(2,077)	(3,856)
Noncash compensation expense	3,408	2,310
Gain on sale of assets	(122)	(89)
Loss (Gain) on sale of investments	(39)	2,263
Amortization of premium/discount on investments	(2,130)	119
Derivative gains on swaps	481	—
Net change in loans held for sale	17,337	(9,540)
Cash retained from tax benefit associated with share-based payment arrangements	(582)	(2,213)
Other operating activities, net	(10,429)	952

Net Cash Provided by Operating Activities	44,411	20,658

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	2,315	56,040
Proceeds from maturities, prepayments and calls of securities available for sale	206,715	208,193
Purchases of securities available for sale	(226,286)	(308,855)
Proceeds from maturities, prepayments and calls of securities held to maturity	12,029	5,027
Increase in loans receivable, net	(318,567)	(257,802)
Proceeds from sale of premises and equipment	1,021	703
Purchases of premises and equipment	(13,003)	(16,959)
Proceeds from disposition of real estate owned	3,108	769
Cash paid in excess of cash received in acquisition	(5,836)	—
Other investing activities, net	(9,171)	(1,118)

Net Cash Used in Investing Activities	(347,675)	(314,002)

Cash Flows from Financing Activities
Increase in deposits	22,203	163,387
Net change in short-term borrowings	216,477	100,478
Proceeds from long-term debt	110,000	10,000
Repayments of long-term debt	(20,639)	(24,990)
Dividends paid to shareholders	(11,795)	(8,289)
Proceeds from sale of treasury stock for stock options exercised	1,418	2,843
Payments to repurchase common stock	(7,884)	(8,032)
Cash retained from tax benefit associated with share-based payment arrangements	582	2,213

Net Cash Provided by Financing Activities	310,362	237,610

Net Increase (Decrease) In Cash and Cash Equivalents	7,098	(55,734)
Cash and Cash Equivalents at Beginning of Period	84,905	126,800

Cash and Cash Equivalents at End of Period	$92,003	$71,066

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$6,943	$1,632

Common stock issued in acquisition	$144,611	$—

Exercise of stock options with payment in company stock	$529	$384

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$97,464	$32,387

Income taxes, net	$1,999	$7,100

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

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries, IBERIABANK, Pulaski Bank and Trust Company (“Pulaski Bank”), and Lenders Title Company (“LTC”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in four states through IBERIABANK and Pulaski Bank. The Company also operates mortgage production offices in seven states through Pulaski Bank’s subsidiary, Pulaski Mortgage Company (“PMC”) and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries.

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

Note 2 – Acquisition Activity

On January 31, 2007, the Company acquired all of the outstanding stock of Pulaski Investment Corporation (“PIC”), the holding company for Pulaski Bank of Little Rock, Arkansas, for 1,133,064 shares of the Company’s common stock and cash of $65.0 million. The transaction was accounted for as a purchase and had a total value of $130,818,000. The acquisition extends the Company’s presence into central Arkansas and other states through its mortgage subsidiary, PMC.

The PIC transaction resulted in $93,168,000 of goodwill and $5,617,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of PIC received total consideration of $53.63 per outstanding share of PIC common stock in exchange for a combination of the Company’s common stock and cash. The purchase price was allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$16,885
Investment securities	47,439
Loans, net	367,089
Premises and equipment, net	32,578
Goodwill	93,168
Core deposit and other intangibles	10,850
Other assets	12,642
Deposits	(422,618)
Borrowings	(23,698)
Other liabilities	(3,517)

Total purchase price	$130,818

Allocation of the purchase price is preliminary and subject to change based on the finalization of the fair value of assets acquired and liabilities assumed in connection with the transaction. During the second quarter of 2007, the Company recorded a decrease of $1,749,000 to its Pulaski core deposit intangible asset to reflect the updated independent valuation of the asset. The final allocation of purchase price could affect the recorded goodwill value, but is not expected to have a material effect on post-acquisition operating results.

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

The Pocahontas transaction resulted in $41,350,000 of goodwill and $7,029,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

In the acquisition, shareholders of Pocahontas received total consideration of $16.28 per outstanding share of Pocahontas common stock. The purchase price was allocated as follows:

(dollars in thousands)	Amount
Cash and due from banks	$42,301
Investment securities	206,517
Loans, net	413,452
Premises and equipment, net	16,249
Goodwill	41,350
Core deposit and other intangibles	7,029
Other assets	21,586
Deposits	(582,435)
Borrowings	(81,390)
Other liabilities	(9,235)

Total purchase price	$75,424

Allocation of the purchase price is preliminary and subject to change based on the finalization of the fair value of assets acquired and liabilities assumed in connection with the transaction. During the second quarter of 2007, the Company recorded a decrease of $2,188,000 to its Pocahontas core deposit intangible asset to reflect the updated independent valuation of the asset. The final allocation of purchase price could affect the recorded goodwill value, but is not expected to have a material effect on post-acquisition operating results.

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

In connection with the PIC and Pocahontas acquisitions, the Company acquired certain loans considered impaired and accounted for these loans under the provisions of the AICPA’s Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires the initial recognition of these loans at the present value of amounts expected to be received. The Company completed a review of the acquired loan portfolios to identify loans deemed to be impaired. As a result of this review, the Company recorded a discount totaling $1,870,000 on acquired impaired loans. The impaired loans had a principal balance of $13,750,000 at acquisition. The discount reduces the Loans caption of the Consolidated Balance Sheet.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The following pro forma information for the nine months ended September 30, 2007 and 2006 reflects the Company’s estimated consolidated results of operations as if the acquisitions of PIC and Pocahontas occurred at January 1, 2006, unadjusted for potential cost savings.

(dollars in thousands, except per share data)	2007	2006
Interest and noninterest income	$198,842	$186,441
Net income	$30,864	$30,934
Earnings per share – basic	$2.49	$2.51
Earnings per share – diluted	$2.40	$2.39

United Title of Louisiana, Inc. “(United”) was acquired on April 2, 2007. United operates nine offices in Louisiana. The transaction was accounted for as a purchase and had a total value of approximately $5,800,000. United operates as a subsidiary of LTC.

Note 3 – Earnings Per Share

For the three months ended September 30, 2007, basic earnings per share were based on 12,394,860 weighted average shares outstanding and diluted earnings per share were based on 12,789,353 weighted average shares outstanding. For the three months ended September 30, 2006, per share earnings were based on 9,337,060 and 9,932,163 weighted average basic and diluted shares, respectively.

For the same three month periods of 2007 and 2006, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 423,566 and 339,923, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,981,334 and 2,143,082, respectively.

For the nine months ended September 30, 2007, basic earnings per share were based on 12,138,945 weighted average shares outstanding and diluted earnings per share were based on 12,598,468 weighted average shares outstanding. For the nine months ended September 30, 2006, per share earnings were based on 9,327,976 and 9,918,988 weighted average basic and diluted shares, respectively.

For the same nine month periods of 2007 and 2006, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 405,991 and 330,922 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,975,810 and 2,143,082, respectively.

The effect from the assumed exercise of 405,770 and 117,740 stock options was not included in the computation of diluted earnings per share for September 30, 2007 and 2006, respectively, because such amounts would have had an antidilutive effect on earnings per share.

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

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Based on the adoption of SFAS No. 123(R), the Company reported $582,000 and $2,213,000 of excess tax benefits as financing cash inflows during the first nine months of 2007 and 2006, respectively. Net cash proceeds from the exercise of stock options were $1,418,000 and $2,843,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected dividends	2.0%	2.0%	2.0%	2.0%
Expected volatility	23.4%	24.8%	23.6%	24.8%
Risk-free interest rate	4.7%	4.8%	4.7%	4.7%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$15.93	$16.59	$16.01	$16.53

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2007, there was $4,339,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.9 years.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below (in thousands).

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Compensation expense related to stock options	$485	$157

The following table represents stock option activity for the nine months ended September 30, 2007.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2006	1,495,317	$33.52
Granted	182,419	57.58
Exercised	95,979	20.24
Forfeited or expired	2,608	29.41

Outstanding options, September 30, 2007	1,579,149	$37.11	5.9 Years

Outstanding exercisable, September 30, 2007	1,274,122	$32.15	5.1 Years

148,549 shares were available for future stock option grants to employees and directors under existing plans at September 30, 2007. At September 30, 2007, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $26,205,000 and $26,198,000, respectively. The total intrinsic value of options exercised was $2,924,000 for the nine months ended September 30, 2007.

The share-based compensation plans described in Note 15 in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted amortized over the vesting period. As of September 30, 2007, unearned share-based compensation associated with these awards totaled $19,005,000. Upon adoption of SFAS No. 123(R), the Company was required to change its policy from recognizing forfeitures as they occur to one where expense is recognized based on expectations of the awards that will vest over the requisite service period. This change had an immaterial cumulative effect on the Company’s results of operations.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below (in thousands).

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Compensation expense related to restricted stock	$2,652	$1,921

The following table represents unvested restricted stock award activity for the periods indicated.

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Balance, beginning of year	337,830	287,773
Granted	151,604	112,252
Forfeited	(5,828)	(4,930)
Earned and issued	(62,809)	(52,882)

Balance, September 30, 2007 and 2006, respectively	420,797	342,213

Note 5 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performed its annual impairment test as of October 1, 2006. This test indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

As a result of the acquisitions of PIC and Pocahontas, the Company added $134,518,000 of goodwill during the first quarter of 2007. The Company added an additional $4,210,000 in goodwill during the second quarter of 2007 related to the United acquisition.

The Company records intangible assets that consist of core deposit intangibles, mortgage servicing rights and title plants. As a result of the acquisitions during 2007, the Company added $12,646,000 of core deposit intangibles and $6,433,000 of title plants during the first half of 2007. The title plants are indefinite-lived intangible assets and thus are subject to an annual impairment test in accordance with SFAS No. 142. Management is not aware of any events or changes in circumstances since acquisition that would indicate that its title plants might be impaired.

The following table summarizes the Company’s intangible assets subject to amortization.

	September 30, 2007			September 30, 2006
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$22,928	$5,699	$17,229	$10,282	$3,722	$6,560
Mortgage servicing rights	209	187	22	522	469	53

Total	$23,137	$5,886	$17,251	$10,804	$4,191	$6,613

The amortization expense related to those intangibles for the nine months ended September 30, 2007 and 2006 was $1,705,000 and $849,000, respectively.

Note 6 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At September 30, 2007, the fair value of guarantees under commercial and standby letters of credit was $259,900. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At September 30, 2007 and 2006, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	2007	2006
Commitments to grant loans	$72,520	$27,374
Unfunded commitments under lines of credit	762,123	529,992
Commercial and standby letters of credit	25,990	19,689

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the nine months ended September 30, 2007 and 2006, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an officer or employee that extends to postretirement periods. An employer will be required to accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee’s expected retirement date and record the accrual as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The consensus is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company purchases split-dollar life insurance policies to insure the life of an officer or employee and pays policy premiums periodically, while retaining ownership, controlling rights, and the right of termination of the policy. In order to effect the split-dollar arrangement, the Company endorses a portion of the death benefits to the officer or employee and thus will be required to conform to the consensus reached during the 2008 fiscal year. The Company does not anticipate the guidance to have a material effect on the operating results or financial position of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2007. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

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

THIRD QUARTER OVERVIEW

During the third quarter of 2007, the Company reported net income of $12.1 million, or $0.94 per share on a diluted basis, representing a 22.1% increase compared to net income of $9.9 million earned for the third quarter of 2006. On a per share basis, this represents a 5.2% decrease from the $0.99 per diluted share earned for the third quarter of 2006.

Quarterly and year-to-date comparatives are significantly influenced by the acquisitions of PIC and Pocahontas on January 31 and February 1, 2007, respectively. Key components of the Company’s performance are summarized below.

•

Total assets at September 30, 2007 were $4.8 billion, up $1.6 billion, or 50.5%, from $3.2 billion at December 31, 2006. The increase is primarily the result of the $1.3 billion combined asset base obtained through the PIC and Pocahontas acquisitions. Shareholders’ equity increased by $162.4 million, or 50.8%, from $319.6 million at December 31, 2006 to $482.0 million at September 30, 2007. The increase is the result of the additional common shares issued in connection with the Arkansas acquisition, as well as comprehensive income earned during the year.

•

Total loans at September 30, 2007 were $3.3 billion, an increase of $1.1 billion, or 48.0%, from $2.2 billion at December 31, 2006. The increase was driven by the addition of $753.6 million in loans from the acquisitions, as well as organic growth of $319.3 million.

•

Total customer deposits increased $1.0 billion, or 42.4%, from $2.4 billion at December 31, 2006 to $3.4 billion at September 30, 2007. The increase was a result of the $1.0 billion in deposits obtained via the PIC and Pocahontas acquisitions.

•

Net interest income increased $8.1 million, or 34.0%, for the three months ended September 30, 2007, compared to the same period of 2006. For the nine months ended September 30, 2007, net interest income increased $21.1 million, or 30.6%, compared to the same period of 2006. These increases were attributable to increased volume primarily due to the acquisitions. The corresponding net interest margin ratios on a tax-equivalent basis were 3.12% and 3.54% for the quarters ended and 3.11% and 3.50% for the nine months ended September 30, 2007 and 2006, respectively.

•

Noninterest income increased $13.1 million, or 179.4%, for the third quarter of 2007 as compared to the same period of 2006. For the nine months ended September 30, 2007, noninterest income increased $37.5 million, or 199.5%, compared to the same period of 2006. The increases were mainly driven by title insurance income, gains on the sale of mortgage loans, and service charges on deposit accounts.

•

Noninterest expense increased $16.9 million, or 86.4%, for the quarter ended September 30, 2007, as compared to the same quarter last year. For the nine months ended September 30, 2007, noninterest expense increased $50.6 million, or 93.4%, compared to the same period of 2006. The increases resulted primarily from higher salaries and employee benefits resulting from the acquisitions. The first nine months of 2007 also included $3.1 million of pre-tax merger-related expenses.

•

The Company recorded a reversal of provision for loan losses of $1.7 million during the third quarter of 2007, compared to a provision reversal of $2.4 million for the third quarter of 2006. For the nine months ended September 30, 2007, the Company recorded a provision reversal of $2.1 million, compared to a provision reversal of $3.9 million for the same period in 2006. The provision reversal in the third quarter of 2007 resulted primarily from the release of approximately $4.1 million of reserves on the IBERIABANK portfolio to reflect its improved credit position. As of September 30, 2007, the allowance for loan losses as a percent of total loans was 1.08%, compared to 1.34% at December 31, 2006 and 1.56% at September 30, 2006. Net charge-offs for the third quarter of 2007 were $0.4 million, or 0.05%, of average loans on an annualized basis, compared to $0.1 million, or 0.01%, a year earlier.

•

In September 2005, the Company announced a significant branch expansion initiative in response to client needs and opportunities presented by Hurricanes Katrina and Rita. Since announcing the expansion initiative, the Company has opened fourteen banking facilities in existing markets and other Louisiana locations not previously served by the Company, including a new branch in the central business district of New Orleans in September 2007. Total loans in these branches were $67.3 million at September 30, 2007, and deposits totaled $77.3 million. The net after-tax cost of the branch expansion initiative was $0.7 million during the third quarter of 2007.

•	In September 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, a 6% increase compared to the same quarter of 2006.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $4.2 billion during the quarter ended September 30, 2007, an increase of $1.3 billion, or 42.4%, from the year ended December 31, 2006. For the nine months ended September 30, 2007, average earning assets amounted to $4.2 billion, an increase of $1.4 billion, or 52.2%, from the same period of 2006, and $1.3 billion, or 46.2%, from December 31, 2006. The increase is primarily due to the acquisitions.

Loans and Leases – The loan portfolio increased $1.1 billion, or 48.0%, during the first nine months of 2007. $753.6 million of this growth was the result of the PIC and Pocahontas acquisitions.

The Company’s loan to deposit ratios at September 30, 2007 and December 31, 2006 were 95.9% and 92.2%, respectively. The percentage of fixed rate loans within the total loan portfolio decreased from 72% at the end of 2006 to 71% as of September 30, 2007. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	September 30, 2007	December 31, 2006	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$520,438	$431,585	$88,853	20.6%
Construction/ Owner Occupied	61,029	45,285	15,744	34.8

Total residential mortgage loans	581,467	476,870	104,597	21.9
Commercial loans:
Real estate	1,289,416	750,051	539,365	71.9
Business	599,700	461,048	138,652	30.1

Total commercial loans	1,889,116	1,211,099	678,017	56.0
Consumer loans:
Indirect automobile	240,033	228,301	11,732	5.1
Home equity	415,341	233,885	181,456	77.6
Other	180,877	83,847	97,030	115.7

Total consumer loans	836,251	546,033	290,218	53.2

Total loans receivable	$3,306,834	$2,234,002	$1,072,832	48.0%

Total commercial loans increased $678.0 million, or 56.0%, compared to December 31, 2006. This growth was primarily the result of the $446.6 million in commercial loans obtained via the acquisitions, as well as organic growth of $231.4 million. Commercial loan growth was driven by commercial real estate loans, which increased $539.4 million, or 71.9%, compared to December 31, 2006.

The consumer loan portfolio increased $290.2 million, or 53.2%, compared to December 31, 2006. This growth was primarily the result of the $239.7 million of consumer loans obtained via the acquisitions, as well as organic growth of $50.5 million. Organic growth was driven by home equity loans.

Total mortgage loans increased $104.6 million, or 21.9%, compared to December 31, 2006. Growth for the year was driven primarily by the addition of $67.2 million of mortgage loans obtained via the acquisitions, as well as organic growth of $37.4 million. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2007.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2006	$558,832	$22,520
Additions from acquisitions	203,091	50,339
Purchases	226,286	—
Sales	(2,276)	—
Principal maturities, prepayments and calls	(206,715)	(12,029)
Amortization of premiums and accretion of discounts	2,131	(1)
Increase (Decrease) in market value	3,084	—

Balance, September 30, 2007	$784,433	$60,829

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of September 30, 2007, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $18.7 million, or 55.4%, to $15.1 million at September 30, 2007, compared to $33.8 million at December 31, 2006.

Mortgage Loans Held for Sale – Loans held for sale increased $9.1 million, or 16.8%, to $63.4 million at September 30, 2007, compared to $54.3 million at December 31, 2006. The increase was a result of additional volume from the acquisitions. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department collects delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings, as necessary. Commercial loans of the Company are periodically reviewed through a loan review process. All other loans are subject to loan review through a periodic sampling process.

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest in full is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current period is deducted from interest income. Prior period interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $28.0 million, or 0.58% of total assets at September 30, 2007, compared to $5.0 million, or 0.16% of total assets at December 31, 2006. Of the $28.0 million in nonperforming assets, $22.0 million relates to the acquisitions. Based on the requirements of SOP 03-3, no reserves associated with the acquired impaired loans were included in the consolidated balance sheet. Rather, loans recorded under SOP 03-3 were recorded at discounted values on the dates of acquisition. The allowance for loan losses amounted to 1.08% of total loans and 167.6% of total nonperforming loans at September 30, 2007, compared to 1.34% and 993.7%, respectively, at December 31, 2006. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	September 30, 2007	December 31, 2006
Nonaccrual loans:
Commercial, financial and agricultural	$12,889	$745
Mortgage	922	353
Loans to individuals	2,380	1,603

Total nonaccrual loans	16,191	2,701
Accruing loans 90 days or more past due	5,113	310

Total nonperforming loans (1)	21,304	3,011
Foreclosed property	6,733	2,008

Total nonperforming assets (1)	28,037	5,019
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$28,037	$5,019

Nonperforming loans to total loans (1)	0.64%	0.13%
Nonperforming assets to total assets (1)	0.58%	0.16%
Allowance for loan losses to nonperforming loans (1)	167.6%	993.7%
Allowance for loan losses to total loans	1.08%	1.34%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

The increase in nonperforming assets is due primarily to the addition of the Arkansas franchise. Pulaski Bank’s nonperforming assets totaled $22.0 million at September 30, 2007, including $13.2 million of nonaccrual loans. The increase in past dues resulted primarily from construction and land development loans in Northwest Arkansas and Memphis.

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the third quarter of 2007 were $0.4 million, or 0.05%, of average loans on an annualized basis, as compared to $0.1 million, or 0.01%, for the same quarter last year.

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

The allowance also consists of the general reserve adjusted for qualitative economic factors and specific market risk components. The foundation for the general consumer allowance is a review of the loan portfolios and the performance of those portfolios. This review is accomplished by first segmenting the portfolio into homogenous pools. Residential mortgage loans, direct consumer loans, consumer home equity, indirect consumer loans, credit card, and the business banking portfolio each are considered separately. The historical performance of each of these pools is analyzed by examining the level of charge-offs over a specific period of time. The historical average charge-off level for each pool is updated at least quarterly.

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

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at September 30, 2007 to cover any probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first nine months of 2007.

(dollars in thousands)	Amount
Balance, December 31, 2006	$29,922
Additions due to acquisitions	8,746
Reversal of provision charged to operations	(2,077)
Loans charged off	(3,062)
Recoveries	2,184

Balance, September 30, 2007	$35,713

Other Assets

The following table details the changes in other asset categories during the first nine months of 2007.

(dollars in thousands)	September 30, 2007	December 31, 2006	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$76,917	$51,078	$25,839	50.6%
Premises and equipment	125,857	71,007	54,850	77.2
Goodwill	231,416	92,779	138,637	149.4
Bank-owned life insurance	64,174	46,705	17,469	37.4
Other	128,319	67,936	60,383	88.9

The $25.8 million increase in cash and due from banks results from cash acquired in the acquisitions.

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

The increase in bank-owned life insurance is a result of the addition of $8.5 million from the Pulaski acquisition as well as additional policy purchases during 2007.

The $60.4 million increase in other assets is the result of increases in accrued interest receivable, additional equity investments in the FHLB and FRB, and the intangible assets recorded as a result of the acquisitions. Intangible assets recorded during the acquisitions include $12.6 million of core deposit intangibles and $6.4 million in title plant intangibles.

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

Deposits – Total end of period deposits increased $1.0 billion, or 42.4%, to $3.4 billion at September 30, 2007, compared to $2.4 billion at December 31, 2006. The increase was a result of the Arkansas acquisitions. The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	September 30, 2007	December 31, 2006	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$459,200	$354,961	$104,239	29.4%
NOW accounts	819,245	628,541	190,704	30.3
Savings and money market accounts	782,752	588,202	194,550	33.1
Certificates of deposit	1,388,200	850,878	537,322	63.1

Total deposits	$3,449,397	$2,422,582	$1,026,815	42.4%

Short-term Borrowings – Short-term borrowings increased $255.5 million between September 30, 2007 and December 31, 2006 to $458.1 million. The increase was needed to fund loan growth as loan growth continued to outpace deposit growth. The Company’s short-term borrowings at September 30, 2007 were comprised of $324.8 million in advances from the FHLB of Dallas with a maturity of twelve months or less, $15.0 million in advances from a correspondent bank and $118.3 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 4.65% and 3.66% for the quarters ended September 30, 2007 and 2006, respectively.

Long-term Borrowings – Long-term borrowings increased $154.7 million, or 65.3%, to $391.7 million at September 30, 2007, compared to $237.0 million at December 31, 2006. The primary reason for the increase was to fund the Company’s acquisitions during the year and also includes the $39.5 million assumed from PIC and Pocahontas. At September 30, 2007, the Company’s long-term borrowings were comprised of $312.3 million of fixed and variable rate advances from the FHLB of Dallas and $79.4 million in junior subordinated debt. The average rates paid on long-term borrowings were 5.23% and 5.22% for the quarters ended September 30, 2007 and 2006, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2007, shareholders’ equity totaled $482.0 million, an increase of $162.4 million, or 50.8%, compared to $319.6 million at December 31, 2006. The following table details the changes in shareholders’ equity during the first nine months of 2007.

(dollars in thousands)	Amount
Balance, December 31, 2006	$319,551
Net income	31,243
Common stock issued in acquisitions	144,611
Consolidation of joint venture	48
Sale of treasury stock for stock options exercised	2,000
Cash dividends declared	(12,845)
Change in other comprehensive income	1,853
Treasury stock acquired at cost	(7,884)
Share-based compensation cost	3,408

Balance, September 30, 2007	$481,985

In April 2007, the Board of Directors of the Company authorized a new share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 2.4% of total shares outstanding. As of September 30, 2007, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended September 30, 2007, the Company repurchased 141,021 shares of its Common Stock as follows:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Plans
July	38,500	$42.87	38,500	251,550
August	97,421	$45.81	97,421	154,129
September	5,100	$49.96	5,100	149,029

Total	141,021	$45.16	141,021

RESULTS OF OPERATIONS

The Company reported net income for the third quarter of 2007 of $12.1 million, compared to $9.9 million earned during the third quarter of 2006, an increase of $2.2 million, or 22.1%. On a per share basis, the $0.94 earned per diluted share for the third quarter of 2007 represents a 5.2% decrease from the $0.99 earned for the third quarter of 2006. For the nine months ended September 30, 2007, the Company reported net income of $31.2 million, compared to $26.8 million earned during the same period of 2006, an increase of $4.5 million, or 16.7%. On a per share basis, the $2.48 earned for the nine months ended September 30, 2007 represents an 8.1% decrease from the $2.70 per diluted share earned for the nine months ended September 30, 2006.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $8.1 million, or 34.0%, to $32.1 million for the three months ended September 30, 2007, compared to $23.9 million for the three months ended September 30, 2006. The increase was due to a $25.7 million, or 58.9%, increase in interest income, which was partially offset by a $17.6 million, or 89.0%, increase in interest expense. The increase in net interest income was the result of a $1.4 billion, or 52.2%, increase in the average balance of earning assets, which was partially offset by a $1.4 billion, or 58.2%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and rate on average interest-bearing liabilities increased 25 and 64 basis points during this period, respectively.

Net interest income increased $21.1 million, or 30.6%, to $90.2 million for the nine months ended September 30, 2007, compared to $69.1 million for the nine months ended September 30, 2006. The increase was due to a $71.2 million, or 58.9%, increase in interest income, which was partially offset by a $50.1 million, or 96.5%, increase in interest expense. The increase in net interest income was the result of a $1.3 billion, or 47.0%, increase in the average balance of earning assets, which was partially offset by a $1.2 billion, or 52.3%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and rate on average interest-bearing liabilities increased 47 and 86 basis points during this period, respectively.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.72% during the three months ended September 30, 2007, compared to 3.10% for the comparable period in 2006. For the nine months ended September 30, 2007 and 2006, the average interest rate spread was 2.70% and 3.09%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 3.12% and 3.54% for the three months ended September 30, 2007 and September 30, 2006, respectively. For the nine months ended September 30, 2007 and 2006, the net interest margin on a taxable equivalent (TE) basis was 3.11% and 3.50%, respectively.

As of September 30, 2007, the Company’s interest rate risk model indicated that the Company is slightly liability sensitive in terms of interest rate sensitivity. However, management believes competitive deposit pricing pressures may make the Company somewhat more liability sensitive than indicated by the model. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	(3.1)%
+100	(1.4)
-100	1.4
-200	1.4

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At September 30, 2007, the Company had interest rate swaps in the notional amount of approximately $183.5 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At September 30, 2007, the Company had $64.3 million notional amount of interest rate contracts with corporate customers and $64.3 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three and nine month periods ended September 30, 2007 and 2006.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007			2006			2007			2006
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$571,394	$8,469	5.93%	$497,266	$6,997	5.63%	$559,945	$24,554	5.85%	$477,181	$19,751	5.52%
Commercial loans (TE) (2)	1,843,537	32,186	6.98%	1,055,086	18,716	7.17%	1,704,818	87,228	6.91%	995,131	48,557	6.67%
Consumer and other loans	821,481	15,857	7.66%	536,998	9,824	7.26%	769,773	43,822	7.61%	531,936	28,381	7.13%

Total loans	3,236,412	56,512	6.97%	2,089,350	35,537	6.83%	3,034,536	155,604	6.89%	2,004,248	96,689	6.52%
Mortgage loans held for sale	83,921	1,276	6.08%	17,166	298	6.94%	76,487	3,388	5.91%	12,836	630	6.55%
Investment securities (TE) (2)(3)	834,593	10,565	5.31%	634,941	7,397	4.83%	807,274	30,232	5.23%	638,253	21,663	4.70%
Other earning assets	66,748	996	5.92%	32,093	413	5.10%	67,899	3,041	5.99%	56,970	2,044	4.80%

Total earning assets	4,221,674	69,349	6.60%	2,773,550	43,645	6.35%	3,986,196	192,265	6.52%	2,712,307	121,026	6.05%

Allowance for loan losses	(37,932)			(35,642)			(37,117)			(37,470)
Nonearning assets	566,607			284,499			536,913			286,495

Total assets	$4,750,349			$3,022,407			$4,485,992			$2,961,332

Interest-bearing liabilities:
Deposits:
NOW accounts	$824,741	$5,388	2.59%	$626,580	$4,204	2.66%	$819,431	$16,140	2.63%	$625,418	$11,312	2.42%
Savings and money market accounts	790,316	5,510	2.77%	590,385	3,177	2.14%	754,565	15,589	2.76%	581,712	8,186	1.88%
Certificates of deposit	1,371,430	16,276	4.71%	801,504	7,855	3.89%	1,317,890	45,739	4.64%	791,809	21,720	3.67%

Total interest-bearing deposits	2,986,487	27,174	3.61%	2,018,469	15,236	2.99%	2,891,886	77,467	3.58%	1,998,939	41,218	2.76%
Short-term borrowings	454,459	5,405	4.65%	140,043	1,310	3.66%	342,201	11,623	4.48%	95,935	2,097	2.88%
Long-term debt	351,484	4,697	5.23%	238,058	3,173	5.22%	327,084	12,947	5.22%	242,884	8,609	4.67%

Total interest-bearing liabilities	3,792,430	37,276	3.89%	2,396,570	19,719	3.25%	3,561,171	102,037	3.82%	2,337,758	51,924	2.96%

Noninterest-bearing demand deposits	443,631			334,453			434,143			334,106
Noninterest-bearing liabilities	37,275			17,240			33,544			18,955

Total liabilities	4,273,336			2,748,263			4,028,858			2,690,819
Shareholders’ equity	477,013			274,144			457,134			270,513

Total liabilities and shareholders’ equity	$4,750,349			$3,022,407			$4,485,992			$2,961,332

Net earning assets	$429,244			$376,980			$425,025			$374,549

Ratio of earning assets to interest-bearing liabilities	111.32%			115.73%			111.93%			116.02%

Net Interest Spread		$32,073	2.72%		$23,926	3.10%		$90,227	2.70%		$69,102	3.09%

Tax-equivalent Benefit			0.11%			0.13%			0.12%			0.13%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$33,286	3.12%		$24,810	3.54%		$93,768	3.11%		$71,677	3.50%

(1)	Annualized.

(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.

(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income. Decreases to the allowance for loan losses are achieved through provision reversals that increase income.

For the quarter ended September 30, 2007, the Company recorded a provision reversal of $1.7 million, compared to a provision reversal of $2.4 million for the same period in 2006. For the nine months ended September 30, 2007, the Company recorded a provision reversal of $2.1 million compared to a provision reversal of $3.9 million for the first nine months of 2006. The provision reversal in the third quarter of 2007 resulted primarily from the reversal of approximately $4.1 million as a result of improved market conditions in New Orleans and favorable economic conditions in South Louisiana. Pulaski Bank recorded a $2.4 million provision during the third quarter of 2007 primarily as a result of declining credit quality associated with its construction builder portfolio.

The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased from 1.34% at December 31, 2006, to 1.08% at September 30, 2007. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.56% as of September 30, 2006.

Noninterest Income – The Company’s total noninterest income was $20.3 million for the three months ended September 30, 2007, $13.1 million, or 179.4%, higher than the $7.3 million earned for the same period in 2006. Noninterest income increased $37.5 million, or 199.5%, for the nine months ended September 30, 2007, to $56.3 million, compared to $18.8 million for the nine months ended September 30, 2006. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(dollars in thousands)	2007	2006		2007	2006
Service charges on deposit accounts	$5,300	$3,426	54.7%	$14,345	$9,669	48.4%
ATM/debit card fee income	1,440	857	68.0	3,509	2,516	39.5
Income from bank owned life insurance	688	524	31.2	2,775	1,548	79.3
Gain on sale of loans, net	4,770	420	1,036.3	12,473	1,206	934.4
Gain (loss) on sale of assets	13	62	(79.0)	122	89	37.1
Gain (loss) on sale of AFS investments, net	(23)	(870)	97.4	(7)	(2,259)	99.7
Gain on sale of equity investments	—	—	—	820	—	—
Title income	4,913	—	—	12,930	—	—
Broker commissions	1,281	895	43.1	3,946	2,792	41.3
Other income	1,945	1,961	(0.8)	5,389	3,239	66.4

Total noninterest income	$20,327	$7,275	179.4%	$56,302	$18,800	199.5%

Service charges on deposit accounts increased $1.9 million for the third quarter and $4.7 million for the first nine months of 2007 compared to the same periods last year due to the addition of accounts related to the PIC and Pocahontas acquisitions.

ATM/debit card fee income increased $0.6 million compared to the same quarter last year and $1.0 million for the first nine months of 2007 primarily due to the expanded cardholder base attributable to the PIC and Pocahontas acquisitions and increased usage by customers.

Income from bank owned life insurance increased $0.2 million compared to the same quarter last year and $1.2 million for the first nine months of 2007 as the Company purchased new policies on bank officers during the third quarter and received the proceeds from a death benefit of $0.9 million on an insured former employee during the 1st quarter of 2007.

Gains on the sale of loans increased $4.4 million compared to the same quarter last year and $11.3 million for the first nine months of 2007 primarily due to the additional volume produced by PMC.

Gain on the sale of equity investments during 2007 reflects the sale of the Company’s MasterCard stock. The loss on the sale of AFS investments in 2006 resulted from the sale of $41.0 million in underperforming investment securities.

Due to the acquisitions of LTC and United, total noninterest income now includes title income of $4.9 million during the quarter and $12.9 million for the first nine months of 2007.

Broker commissions increased $0.4 million compared to the same quarter last year and $1.2 million for the first nine months of 2007 as the Company continues to benefit from the addition of high-producing representatives and increased production from existing employees.

Other noninterest income increased $2.2 million in the first nine months of 2007 as a result of higher fees earned from credit card transactions, as well as trust income earned through Pulaski Bank and income from cash settlements of interest rate swap transactions.

Noninterest Expense – The Company’s total noninterest expense was $36.5 million for the three months ended September 30, 2007, $16.9 million, or 86.4%, higher than the $19.6 million incurred for the same period in 2006. Noninterest expense increased $50.6 million, or 93.4%, for the nine months ended September 30, 2007, to $104.8 million, compared to $54.2 million for the nine months ended September 30, 2006. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(dollars in thousands)	2007	2006		2007	2006
Salaries and employee benefits	$20,281	$11,477	76.7%	$58,500	$30,487	91.9%
Occupancy and equipment	5,300	2,414	119.6	14,394	7,045	104.3
Franchise and shares tax	864	790	9.4	2,482	2,464	0.7
Communication and delivery	1,681	841	99.9	4,458	2,376	87.6
Marketing and business development	746	411	81.5	2,083	1,444	44.3
Data processing	1,375	701	96.1	3,791	1,918	97.7
Printing, stationery and supplies	583	244	138.9	1,568	756	107.4
Amortization of acquisition intangibles	496	276	79.7	1,705	849	100.8
Professional services	1,023	511	100.2	2,774	1,563	77.5
Other expenses	4,177	1,926	116.9	12,998	5,267	146.8

Total noninterest expense	$36,526	$19,591	86.4	$104,753	$54,169	93.4

Salaries and employee benefits increased $8.8 million for the third quarter and $28.0 million for the first nine months of 2007 primarily due to additional staffing associated with the acquisitions. Since the acquisitions, the Company has reduced staffing levels by approximately 120 associates, or 8% of its workforce. Most of these reductions were made during the second and third quarters.

Occupancy and equipment expense increased $2.9 million for the third quarter and $7.3 million for the first nine months of 2007 due primarily to the facilities costs associated with the acquisitions.

Communication and delivery charges, data processing and printing and supplies expenses increased $0.8 million, $0.7 million, and $0.3 million, respectively, for the third quarter of 2007 compared to the same quarter in 2006 and $2.1 million, $1.9 million and $0.8 million, respectively, for the first nine months of 2007 compared to the same period in 2006. These increases are primarily due to the acquisitions.

Marketing and business development expenses increased $0.3 million and $0.6 million during the three and nine months ended September 30, 2007, respectively, compared to the same periods last year as a result of additional customer notifications, advertisements and direct mailing expenses incurred as a result of the acquisitions.

Amortization of acquisition intangibles increased $0.2 million compared to the third quarter of 2006 and $0.9 million compared to the first nine months of 2006 as a result of the additional core deposit intangibles recorded on the PIC and Pocahontas acquisitions.

Professional services expense was $0.5 million and $1.2 million higher for the current three and nine month periods of 2007, respectively, compared to the same period last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the acquisitions and the increased size and complexity of the Company.

Other noninterest expenses increased $2.3 million in the third quarter and $7.7 million for the first nine months of 2007 as a result of the addition of the Arkansas franchises. The Company incurred merger-related expenses of $3.1 million during the first nine months of 2007. Bank service charges, credit card expenses, and ATM/debit card expenses all reflect the additional locations and volume of activity resulting from the acquisitions.

Income Tax Expense – Income tax expense increased $1.4 million, or 33.6%, for the three months ended September 30, 2007 to $5.5 million, compared to $4.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, income tax expense increased $1.8 million, or 16.7%, to $12.6 million, compared to $10.8 million for the nine months ended September 30, 2006. These increases were primarily due to an increase in earnings.

The effective tax rates for the three months ended September 30, 2007 and 2006 were 31.3% and 29.4%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 28.8%. The difference in the effective tax rates for the periods presented is a result of the relative tax-exempt interest income levels during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $1.1 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the nine month periods indicated.

(dollars in thousands)	Nine Months Ended, September 30, 2007	Nine Months Ended, September 30, 2006
Cash flow provided by operations	$44,411	$20,658
Cash flow used in investing	(347,675)	(314,002)
Cash flow provided by financing	310,362	237,610

Net increase (decrease) in cash and cash equivalents cash flow	$7,098	$(55,734)

Cash flows provided by operations during the first nine months of 2007 were $23.8 million higher compared to the same period in 2006. The increase was primarily due to higher income for the year and a decrease in net fundings of loans held for sale.

Cash used in investing activities increased $33.7 million from the first nine months of 2007 compared to the same period in 2006 primarily due to the growth in the Company’s loan portfolio. Funding of loan growth of $318.6 million and cash paid for acquisitions was partially offset by decreases in net investment cash outflows and purchases of property and equipment.

Net financing cash flows increased $72.8 million from the first nine months of 2006 to the nine months of 2007, primarily due to an increase in the Company’s long and short-term borrowings, and more specifically, advances from the FHLB, offset partially by an increase in cash paid for shareholder dividends.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2007, the Company had $484.8 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at September 30, 2007 were $230.9 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $80 million in the form of federal funds and other lines of credit. At September 30, 2007, the Company had $15 million outstanding on these lines and all $65 million of the additional funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At September 30, 2007, the total approved unfunded loan commitments outstanding amounted to $72.5 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $762.1 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At September 30, 2007, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of September 30, 2007.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$305,368	6.79%	$179,807	4.00%
Tier 1 Risk-Based	$305,368	8.62%	$141,716	4.00%
Total Risk-Based	$341,081	9.63%	$283,431	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007. Additional information at September 30, 2007 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 9, 2007	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer

Date: November 9, 2007	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President, Corporate Controller and
Principal Accounting Officer