Form 10-K
period 2007-12-31
IBERIABANK CORP
filed 2008-03-17
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of January 31, 2008, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $657.3 million. This figure is based on the closing sale price of $51.41 per share of the Registrant’s common stock on January 31, 2008. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 29, 2008: 12,872,790

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART 1.

Item 1.	Business.

General

IBERIABANK Corporation (the “Company”), a Louisiana corporation, is a multi-bank financial holding company with 150 combined offices, including 81 bank branch offices in Louisiana, Arkansas and Tennessee, 30 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 39 locations in eight states. As of December 31, 2007, the Company had consolidated assets of $4.9 billion, total deposits of $3.5 billion and shareholders’ equity of $498.1 million.

The Company’s principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and its telephone number at that office is (337) 521-4003. The Company’s website is located at www.iberiabank.com.

The Company is the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; Pulaski Bank and Trust Company, a federal savings bank headquartered in Little Rock, Arkansas (“Pulaski Bank”); and Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”).

Subsidiaries

IBERIABANK has four active, wholly-owned non-bank subsidiaries, Iberia Financial Services, LLC; IBERIABANK Insurance Services; IBERIABANK Asset Management, Inc.; and Acadiana Holdings, LLC. Iberia Financial Services manages the brokerage services offered by IBERIABANK. At December 31, 2007, IBERIABANK’s equity investment in Iberia Financial Services was $1.0 million, and Iberia Financial Services had total assets of $1.7 million. IBERIABANK Insurance Services is a licensed insurance agency and facilitates the receipt of insurance commissions from the sale of variable annuities, life, health, dental and accident insurance products. At December 31, 2007, IBERIABANK’s equity investment in IBERIABANK Insurance Services was $0.1 million, and IBERIABANK Insurance Services had total assets of $0.2 million. Acadiana Holdings owns and operates a commercial office building that also serves as the Company’s headquarters and IBERIABANK’s main office. At December 31, 2007, IBERIABANK’s equity investment in Acadiana Holdings was $9.8 million, and Acadiana Holdings had total assets of $10.8 million. IBERIABANK Asset Management, which was acquired by IBERIABANK in January 2008, provides wealth management services to high net worth individuals, pension funds, corporations and trusts.

Pulaski Bank has two active, wholly-owned non-bank subsidiaries, Pulaski Mortgage Company (“PMC”) and P.F. Services, Inc. PMC offers one-to-four family residential mortgage loans in Louisiana, Arkansas, Tennessee, Mississippi, Oklahoma, and Texas, and as Bankers Home Lending (a division of Pulaski Mortgage) in Missouri and Illinois. At December 31, 2007, Pulaski Bank’s equity investment in PMC was $23.0 million, and PMC had total assets of $67.7 million. P.F. Services, Inc. owns an office building which the Company plans to divest. Pulaski Bank’s equity investment in P.F. Services, Inc. was less than $0.1 million, and P.F. Services, Inc. had total assets of $0.3 million at December 31, 2007.

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has two active, wholly-owned subsidiaries, Asset Exchange, Inc. and United Title of Louisiana, Inc. (“United Title”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2007, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.2 million, and Asset Exchange, Inc. had total assets of $0.2 million. United Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana. At December 31, 2007, Lenders Title’s equity investment in United Title was $0.6 million, and United Title had total assets of $6.7 million.

Competition

The Company faces strong competition in attracting deposits, originating loans, and providing title services. Its most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in its market areas, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Company has faced significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain customer deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Company experiences strong competition for loan originations principally from other commercial banks, savings institutions and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network.

Employees

The Company had 1,319 full-time employees and 67 part-time employees as of December 31, 2007. None of these employees is represented by a collective bargaining agreement. The Company believes that it enjoys an excellent relationship with its personnel.

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

IBERIABANK Corporation

P.O. Box 52747

Lafayette, Louisiana 70505-2747

Supervision and Regulation

The banking industry is extensively regulated under both federal and applicable state laws. The following discussion is a summary of certain statues and regulations applicable to bank and financial holding companies and their subsidiaries and provides specific information relevant to the Company and its subsidiaries. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders.

Proposals are frequently introduced to change federal and state laws and regulations applicable to the Company and its subsidiaries. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries are impossible to determine with any certainty.

General. As a bank holding company and a financial holding company under federal law, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “FRB”). As a

Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary regulator. As a federal savings association, Pulaski Bank is subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”). IBERIABANK and Pulaski Bank are collectively referred to herein as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of the Banks to the maximum extent permitted by law.

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

In addition to federal and state banking laws and regulations, the Company and certain of its subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the SEC, the National Association of Securities Dealers, Inc. (the “NASD”), the U.S. Department of Housing and Urban Development (“HUD”), and various state insurance and securities regulators.

Financial Holding Company Regulation. Under current federal law, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), a bank holding company, such as the Company, may elect to become a financial holding company. Such an election allows a holding company to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to become and maintain its status, a financial holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. If the FRB determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to come into compliance. During the period of noncompliance, the FRB can place any limitation on the financial holding company that it believes to be appropriate. Furthermore, if the FRB determines that a financial holding company has not maintained a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. The Company became a financial holding company in 2007 and currently satisfies the requirements to maintain its status as a financial holding company.

Most of the financial activities that are permissible for the Company as a financial holding company are also permissible for a “financial subsidiary” of one or more of the Banks, except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in a financial holding company. Subsidiary banks of a financial holding company with financial subsidiaries must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries.

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

Dividends. The Company is a legal entity separate and distinct from its subsidiaries. The majority of the Company’s revenue is from dividends paid to the Company by the Banks. The Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, the Company and the Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action rules. The FRB has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Banks may pay dividends or otherwise supply funds to the Company. The Banks are subject to laws and regulations of Louisiana and the OTS, as applicable, which place certain restrictions on the payment of dividends. Additionally, as a member of the Federal Reserve System, IBERIABANK is subject to regulations of the FRB.

The Company does not expect that these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. Additional information is provided in Note 20 to the Consolidated Financial Statements incorporated herein by reference.

Regulatory Capital Requirements. The Company is required to comply with the capital adequacy standards established by the FRB, and the Banks must comply with similar capital adequacy standards established by the FRB, OFI, OTS and FDIC, as applicable. Failure to meet capital adequacy standards could subject the Company or the Banks to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC and certain other restrictions on their business. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

The FRB has adopted rules to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing activities.

Additional information is provided in Note 14 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

Affiliate Transactions. The Banks are subject to Regulation W, which comprehensively implemented statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks’ “affiliates” are the Company and the Company’s non-bank subsidiaries.

Regulation W and Section 23B prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The FDIC has set the DIF’s reserve ratio for 2008 at 1.25%.

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

The Reform Act also provides for a one-time credit for eligible institutions based on their level of insured deposits as of December 31, 1996. Subject to certain limitations applicable to institutions that are exhibiting weakness, such credit can be used to offset insurance assessments until exhausted. IBERIABANK’s one-time credit is approximately $1.4 million. Pulaski Bank had no credit outstanding as of December 31, 2007.

In addition, all insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. This payment is established quarterly, and during the calendar year ending December 31, 2007, averaged 1.17 basis points of assessable deposits for IBERIABANK. Pulaski Bank’s payment averaged 1.16 basis points for the same period.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implements a broad range of corporate governance, accounting and disclosure requirements for public companies, and also for their directors and officers. SEC rules adopted to implement SOX Act requirements require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the Company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the board of directors about the Company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to and report on the effectiveness of these controls. See Item 9A. - “Controls and Procedures” hereof for the Company’s evaluation of disclosure controls and procedures. The certifications required by Sections 302 and 906 of the SOX Act also accompany this Form 10-K.

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

Federal Taxation

The Company and its subsidiaries are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the “Code”), and the Banks are subject to certain additional provisions of the Code which apply to financial institutions. The Company and its subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

Retained earnings at December 31, 2007 and 2006 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The net deferred tax asset at December 31, 2007 includes $58.3 million of future deductible temporary differences. Included is $38.4 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

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

Our stated growth strategy is to grow organically and supplement that growth with select acquisitions. Over the last few years, we have continued to fill out our Louisiana franchise by adding de novo branches in attractive markets where we believe we have a competitive advantage and will continue to do so. In the wake of Hurricanes Katrina and Rita, we implemented a branch expansion initiative whereby we opened banking offices in various southern Louisiana communities. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurances that we will be successful in continuing our organic, or internal, growth strategy. Since it depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at reasonable cost, sufficient capital, competitive factors, banking laws, and other factors.

Supplementing our internal growth through acquisitions is an important part of our strategic focus. Since 1995, approximately half of our asset growth has been through acquisitions, or external growth. Our acquisition efforts focus on select markets and targeted entities in Louisiana and most recently in selected markets we consider to be contiguous, or natural extensions, to our current markets including Arkansas where we completed acquisitions of Pulaski Investment Corporation and Pocahontas Bancorp, Inc. in 2007. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional securities will dilute existing shareholders’ equity interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

We cannot be certain as to our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or nonperforming assets may decrease our earnings and the value of our common stock.

Like most banking organizations, our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect on our operating results.

As of December 31, 2007, our total loan portfolio was approximately $3.4 billion, or 70% of total assets. The major components of our loan portfolio include 58% of commercial loans, both real estate and business, 17% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 25% consumer loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security.

Our commercial real estate loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.

At December 31, 2007, we had $1.4 billion of commercial real estate loans, which include loans to builders of single family homes. There has been a general slowdown in housing in some of our market areas, reflecting declining prices and excess inventories of houses to be sold, particularly impacting borrowers in our Northwest Arkansas and Memphis markets. As a result, home builders have shown signs of financial deterioration. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry. We expect the home builder market to continue to be volatile and anticipate continuing pressure on the home builder segment in the coming months. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If the slowdown in the housing market continues, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, the Company’s earnings could be adversely affected through a higher than anticipated provision for loan losses.

At December 31, 2007, we had:

•	$96.4 million of home equity loans and lines, representing 2.8% of total loans and leases.

•

$576.5 million in residential real estate loans, representing 16.8% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 17.4% of this portfolio.

•	$14.4 million of loans to single family home builders, including loans made to both middle market and small business home builders. These loans represented 0.4% of total loans and leases.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses would have an adverse effect on our operating results and financial condition.

Our loan portfolio is representative of a commercial bank. Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans also typically are larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

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

If our banks or holding company were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of our banks is used to make loans and leases to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. Management and the Investment Committee regularly monitor the overall liquidity position of the banks and the holding company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify the banks’ funding sources to avoid concentrations in any one market source. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. The Banks are also members of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as FHLB advances, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. The Banks also can borrow from the Federal Reserve’s discount window.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see note 14 to the Consolidated Financial Statements.

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

We are and will continue to be dependent upon the services of our executive management team. The unexpected loss of key senior managers, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or operating results.

Competition may decrease our growth or profits.

We compete for loans, deposits, title business and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and title companies, many of which have substantially greater resources than ours. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

Changes in government regulations and legislation could limit our future performance and growth.

The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policies may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

Unlike larger organizations that are more geographically diversified, the Company’s offices are primarily concentrated in selected markets in Louisiana and Arkansas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

We face substantial competition for deposit, credit, title and trust relationships, as well as other sources of funding in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance and your investment in our common stock could be adversely affected.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Like other coastal areas, some of our markets in Louisiana are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

We cannot guarantee that we will pay dividends to shareholders in the future.

Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from the Banks. The ability of our subsidiary banks to pay dividends to us as well as our ability to pay dividends to our shareholders is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends. For instance, we are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. There can be no assurance of whether or when we may pay dividends in the future.

The trading history of our common stock is characterized by low trading volume. The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

Our common stock trades on Nasdaq Global Market. During 2007, the average daily trading volume of our common stock was approximately 50,000 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

In the past, shareholders often have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

We may issue additional securities, which could dilute your ownership percentage.

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our stock option plans. In the future, we may issue additional securities, through public or private offerings, to raise additional capital or finance acquisitions. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Any such issuance would dilute the ownership of current holders of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2007, the Company operated 150 combined offices, including 81 bank branch offices in Louisiana, Arkansas and Tennessee, 30 title insurance offices in Arkansas and Louisiana, and had mortgage representatives in 39 locations in eight states. Office locations are either owned or leased. For offices in premises leased by the Company or its subsidiaries, rent expense totaled $2.2 million in 2007. During 2007, the Company and its subsidiaries received $1.2 million in rental income for space leased to others. At December 31, 2007, there were no significant encumbrances on the offices, equipment and other operational facilities owned by the Company and its subsidiaries.

Additional information on the Company’s premises is provided in Note 6 to the Consolidated Financial Statements incorporated herein by reference.

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

DARYL G. BYRD, age 53, has served as President of the Company since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of each of the Banks.

ANTHONY J. RESTEL, age 38, has served as Senior Executive Vice President and Chief Financial Officer of the Company since February 2005 and as Chief Credit Officer since December 2006. He also serves as Senior Executive Vice President, Chief Financial Officer and Chief Credit Officer of each of the Banks. Mr. Restel was hired as Vice President and Treasurer of the Company and IBERIABANK in 2001.

MICHAEL J. BROWN, age 44, has served as Senior Executive Vice President of the Company since 2001. Mr. Brown is responsible for management of all of the Company’s banking markets, including Louisiana, Arkansas and Tennessee. He is also responsible for wealth management, including trust activities.

JOHN R. DAVIS, age 47, has served as Senior Executive Vice President – Mergers and Acquisitions/Finance and Investor Relations of the Company since 2001. He also serves as Senior Executive Vice President of each of the Banks and is responsible for the mortgage lending and title insurance businesses.

MICHAEL A. NAQUIN, age 47, has served as Senior Executive Vice President of the Company since March 2004. He also serves as Senior Executive Vice President of each of the Banks. Mr. Naquin is responsible for the retail banking segment, consumer lending, loan operations and corporate facilities. Prior to joining the Company, he served in several senior roles with Bank One, including Commercial Banking Manager for Arizona and California from 2002 to 2004.

GEORGE J. BECKER III, age 67, has served as Executive Vice President, Director of Organizational Development of the Company since February 2005. In 2007, he began his second tenure as Director of Corporate Operations. Mr. Becker, a Certified Public Accountant, also serves as Secretary of the Company and each of the Banks.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on the Company’s Common Stock over a measurement period beginning December 31, 2002 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL $1 Billion-$5 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period. The Company’s stock value has been adjusted for a 5 for 4 stock split in August 2005.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06	12/31/07
IBERIABANK Corporation	100.00	149.62	171.29	167.91	198.42	161.27
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $1B-$5B Bank Index	100.00	135.99	167.83	164.97	190.90	139.06

The stock performance graph assumes $100.00 was invested December 31, 2002. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Additional information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference to “Selected Consolidated Financial and Other Data” in Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The information required herein is incorporated by reference to “IBERIABANK Corporation and Subsidiaries Consolidated Financial Statements” in Exhibit 13 hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 13, 2007, Castaing, Hussey, & Lolan, LLC (“CHL”), the Company’s Independent Registered Accounting Firm, informed the Audit Committee of the Board of Directors that it would decline to stand for re-election as Independent Registered Accounting Firm upon the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On March 13, 2007, the Audit Committee appointed Ernst & Young LLP (“E&Y”) to serve as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007. This determination followed the Audit Committee’s decision to seek proposals from independent accountants to audit the Company’s financial statements for the fiscal year ended December 31, 2007.

The Report of Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2007 and 2006, and through the date hereof, there were no disagreements between the Company and E&Y or CHL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make a reference to the matter in its reports on the Company’s financial statements for such years.

During the Company’s fiscal years ended December 31, 2007 and 2006, and through the date hereof, there were no “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S-K).

The Company requested that CHL furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not CHL agreed with the above statements. A copy of such letter, dated March 16, 2007, was filed as an exhibit to the Company’s Current Report on Form 8-K dated March 13, 2007.

During the Company’s fiscal years ended December 31, 2006 and 2005, and the subsequent interim period through March 13, 2007, the Company did not consult with E&Y regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), the Company performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

The audited consolidated financial statements of the Company include the results of the Pulaski Bank and Trust Company and Lenders Title Company. The inclusion of these companies resulted from the acquisitions of Pulaski Investment Corporation and Pocahontas Bancorp, Inc. on January 31, 2007 and February 1, 2007, respectively. Management’s assessment does not include a complete assessment of the internal control over financial reporting of these entities. This approach is consistent with published SEC guidance on the permissible scope of management’s internal control report. Although management performed significant testing of the internal controls over financial reporting of these entities, management’s assessment was not fully completed by December 31, 2007. As of December 31, 2007, Pulaski Bank and Trust Company and Lenders Title Company accounted for $1,339,457,000 and $247,542,000 of total and net assets, respectively, of the Company. For the year ended December 31, 2007, Pulaski Bank and Trust Company and Lenders Title Company accounted for $112,371,000 and $5,794,000 of revenues and net income, respectively, of the Company.

In addition, the Company reviewed its financial reporting internal controls. There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm are included in Exhibit 13 and is incorporated by reference herein.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning the Registrant’s executive officers is contained in Part I of this Form 10-K. Other information required herein, including information on directors, the audit committee, and the audit committee financial expert is incorporated by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required herein is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

Exhibit No. 2.4	Agreement and Plan of Merger, dated July 26, 2006, between the Registrant and Pocahontas Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006, as amended.

Exhibit No. 2.5	Agreement and Plan of Merger, dated August 9, 2006, between the Registrant and Pulaski Investment Corporation – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report of Form 8-K dated January 21, 2008.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.1	Retirement Savings Plan - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 13, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 11, 2005.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.19	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.21	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.22	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.23	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.25	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.26	Purchase Agreement, dated November 10, 2006, by and among the Registrant and the Purchasers thereto – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10. 2006.

Exhibit No. 10.27	Lock-Up Agreement between officers and directors of the Registrant and Stifel, Nicolaus & Company, Incorporated – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.30	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.31	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.32	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.33	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.34	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2007, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Castaing, Hussey & Lolan, LLC.

Exhibit No. 23.2	Consent of Ernst & Young LLP.

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99	Audit Committee Charter, as amended – incorporated herein by reference to Exhibit 99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 17, 2008	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd Daryl G. Byrd	President, Chief Executive Officer and Director	March 17, 2008

/s/ John R. Davis John R. Davis	Senior Executive Vice President of Finance and Investor Relations	March 17, 2008

/s/ Anthony J. Restel Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	March 17, 2008

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President, Corporate Controller and Principal Accounting Officer	March 17, 2008

/s/ Elaine D. Abell Elaine D. Abell	Director	March 17, 2008

/s/ Harry V. Barton, Jr. Harry V. Barton, Jr.	Director and Audit Committee Chairman	March 17, 2008

/s/ Ernest P. Breaux, Jr. Ernest P. Breaux, Jr.	Director	March 17, 2008

/s/ John N. Casbon John N. Casbon	Director	March 17, 2008

/s/ William H. Fenstermaker William H. Fenstermaker	Director	March 17, 2008

/s/ Larrey G. Mouton Larrey G. Mouton	Director	March 17, 2008

/s/ Jefferson G. Parker Jefferson G. Parker	Director and Audit Committee Member	March 17, 2008

/s/ O. Miles Pollard, Jr. O. Miles Pollard, Jr.	Director and Audit Committee Member	March 17, 2008

/s/ E. Stewart Shea III E. Stewart Shea III	Director	March 17, 2008

/s/ David H. Welch David H. Welch	Director and Audit Committee Member	March 17, 2008