Form 10-K/A
period 2007-12-31
IBERIABANK CORP
filed 2008-04-16
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of common stock outstanding as of February 29, 2008: 12,872,790

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated into Part II, Items 5 through 9B of this Form 10-K/A; (2) portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

EXPLANATORY NOTE

On March 17, 2008, IBERIABANK Corporation filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

This Amendment No. 1 to the Form 10-K is being filed solely to correct the following for a clerical error:

•	Exhibit 13, page 39, Consolidated Statement of Cash Flows, Other operating activities, net, in 2007, reported as $(6,074) is changed to $14,320.

The change set forth above is the only portion of the Form 10-K being amended herein. This Amendment No. 1 does not change any other information set forth in the Form 10-K.

PART II.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference to “IBERIABANK Corporation and Subsidiaries Consolidated Financial Statements” in Exhibit 13 hereto.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents Filed as Part of this Annual Report on Form 10-K/A:

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Annual Report on Form 10-K/A, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2007, as amended, which are expressly incorporated herein by reference.

Exhibit No. 23.1	Consent of Castaing, Hussey & Lolan, LLC.

Exhibit No. 23.2	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: April 16, 2008	By:	/s/ Daryl G. Byrd
President/CEO and Director