Form 10-Q
period 2008-03-31
IBERIABANK CORP
filed 2008-05-12
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Securities Exchange Act Rule 12b-2).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2008, the Registrant had 12,873,039 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$103,371	$93,263
Interest-bearing deposits in banks	159,829	29,842

Total cash and cash equivalents	263,200	123,105
Securities available for sale, at fair value	795,834	745,383
Securities held to maturity, fair values of $58,891 and $60,125, respectively	58,489	59,494
Mortgage loans held for sale	80,130	57,695
Loans, net of unearned income	3,424,545	3,430,039
Allowance for loan losses	(39,203)	(38,285)

Loans, net	3,385,342	3,391,754
Premises and equipment, net	121,087	122,452
Goodwill	236,761	231,177
Other assets	191,449	185,898

Total Assets	$5,132,292	$4,916,958

Liabilities
Deposits:
Noninterest-bearing	$478,133	$468,001
Interest-bearing	3,333,028	3,016,827

Total deposits	3,811,161	3,484,828
Short-term borrowings	187,596	436,146
Long-term debt	560,558	457,624
Other liabilities	61,319	40,301

Total Liabilities	4,620,634	4,418,899

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 14,799,759 shares issued	14,800	14,800
Additional paid-in-capital	361,898	361,746
Retained earnings	206,821	197,911
Accumulated other comprehensive income	8,491	5,725
Treasury stock at cost - 1,929,695 and 2,025,591 shares, respectively	(80,352)	(82,123)

Total Shareholders’ Equity	511,658	498,059

Total Liabilities and Shareholders’ Equity	$5,132,292	$4,916,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2008	2007
Interest and Dividend Income
Loans, including fees	$54,915	$45,900
Mortgage loans held for sale, including fees	798	849
Investment securities:
Taxable interest	9,168	8,490
Tax-exempt interest	957	795
Other	1,472	1,066

Total interest and dividend income	67,310	57,100

Interest Expense
Deposits	25,585	23,433
Short-term borrowings	2,702	2,310
Long-term debt	6,197	3,867

Total interest expense	34,484	29,610

Net interest income	32,826	27,490
Provision for loan losses	2,695	211

Net interest income after provision for loan losses	30,131	27,279

Noninterest Income
Service charges on deposit accounts	5,113	4,021
ATM/debit card fee income	1,407	974
Income from bank owned life insurance	742	1,496
Gain on sale of loans, net	11,348	2,807
Title income	4,510	2,193
Broker commissions	1,290	1,277
Other income	1,876	1,397

Total noninterest income	26,286	14,165

Noninterest Expense
Salaries and employee benefits	20,918	17,497
Occupancy and equipment	5,330	3,946
Franchise and shares tax	611	579
Communication and delivery	1,688	1,155
Marketing and business development	859	565
Data processing	1,423	1,178
Printing, stationery and supplies	500	411
Amortization of acquisition intangibles	575	536
Professional services	1,111	765
Other expenses	3,781	2,465

Total noninterest expense	36,796	29,097

Income before income tax expense	19,621	12,347
Income tax expense	6,266	3,192

Net Income	$13,355	$9,155

Earnings per share - basic	$1.08	$0.79

Earnings per share - diluted	$1.05	$0.76

Cash dividends declared per share	$0.34	$0.32

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	$12,379	$214,483	$173,794	$(3,306)	$(77,799)	$319,551
Comprehensive income:
Net income			9,155			9,155
Change in unrealized gain on securities available for sale, net of taxes				1,361		1,361
Change in fair value of derivatives used for cash flow hedges, net of taxes				(67)		(67)

Total comprehensive income						10,449
Cash dividends declared, $0.32 per share			(4,123)			(4,123)
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 45,408 shares		381			361	742
Common stock issued for vested restricted stock, net of shares forfeited		(2,531)			2,531	—
Common stock issued for acquisition	2,421	142,286				144,707
Share-based compensation cost		946				946

Balance, March 31, 2007	$14,800	$355,565	$178,826	$(2,012)	$(74,907)	$472,272

Balance, December 31, 2007	$14,800	$361,746	$197,911	$5,725	$(82,123)	$498,059
Comprehensive income:
Net income			13,355			13,355
Change in unrealized gain on securities available for sale, net of taxes				3,076		3,076
Change in fair value of derivatives used for cash flow hedges, net of taxes				(310)		(310)

Total comprehensive income						16,121
Cash dividends declared, $.34 per share		(45)	(4,374)			(4,419)
Equity contribution to joint venture		10				10
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 56,268 shares		111			629	740
Common stock issued for vested restricted stock, net of shares forfeited		(1,142)			1,142	—
Share-based compensation cost		1,218				1,218
Cumulative effect adjustment -Adoption of EITF 06-4			(71)			(71)

Balance, March 31, 2008	$14,800	$361,898	$206,821	$8,491	$(80,352)	$511,658

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$13,355	$9,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,124	2,100
Provision for loan losses	2,695	211
Share-based compensation expense	1,218	946
Gain on sale of assets	(1)	(16)
Gain on sale of credit card receivables	(6,901)	—
Loss (Gain) on sale of investments	(25)	(10)
Amortization of premium/discount on investments	(344)	(772)
Derivative gains on swaps	303	217
Mortgage loans held for sale
Originations and transfers	(248,221)	(83,060)
Proceeds from sales	230,232	56,015
Gain on sale of loans, net	(4,446)	(2,807)
Cash retained from tax benefit associated with share-based payment arrangements	(338)	(330)
Other operating activities, net	1,944	28,017

Net Cash (Used in) Provided by Operating Activities	(7,405)	9,666

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	12,369	820
Proceeds from maturities, prepayments and calls of securities available for sale	86,181	97,553
Purchases of securities available for sale	(133,352)	(110,490)
Proceeds from maturities, prepayments and calls of securities held to maturity	2,898	11,103
Purchases of securities held to maturity	(3,017)	—
Proceeds from sale of credit card receivables	37,402	—
(Increase) Decrease in loans receivable, net, excluding sale of credit card receivables	(30,250)	(40,541)
Proceeds from sale of premises and equipment	1	454
Purchases of premises and equipment	(801)	(5,798)
Proceeds from disposition of real estate owned	3,113	999
Cash paid in excess of cash received in acquisition	(5,208)	(5,836)
Other investing activities, net	962	2,411

Net Cash Used in Investing Activities	(29,702)	(49,325)

Cash Flows from Financing Activities
Increase in deposits	326,299	64,624
Net change in short-term borrowings	(248,550)	8,492
Proceeds from long-term debt	107,800	35,000
Repayments of long-term debt	(4,697)	(2,809)
Dividends paid to shareholders	(4,343)	(3,292)
Proceeds from sale of treasury stock for stock options exercised	696	447
Payments to repurchase common stock	(341)	(35)
Cash retained from tax benefit associated with share-based payment arrangements	338	330

Net Cash Provided by Financing Activities	177,202	102,757

Net Increase In Cash and Cash Equivalents	140,095	63,098
Cash and Cash Equivalents at Beginning of Period	123,105	84,905

Cash and Cash Equivalents at End of Period	$263,200	$148,003

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$3,315	$1,506

Common stock issued in acquisition	$—	$144,707

Exercise of stock options with payment in company stock	$156	$529

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$34,214	$27,743

Income taxes, net	$513	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries IBERIABANK, Pulaski Bank and Trust Company (“Pulaski Bank”), and Lenders Title Company (“LTC”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in three states through IBERIABANK and Pulaski Bank. The Company also operates mortgage production offices in eight states through Pulaski Bank’s subsidiary, Pulaski Mortgage Company (“PMC”) and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries.

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

Note 2 – Acquisition Activity

Pulaski Investment Corporation

On January 31, 2007, the Company acquired all of the outstanding stock of Pulaski Investment Corporation (“PIC”), the holding company for Pulaski Bank of Little Rock, Arkansas, for 1,133,064 shares of the Company’s common stock and cash of $65.0 million. The transaction was accounted for as a purchase and had a total value of $130,818,000. The acquisition extends the Company’s presence into central Arkansas and other states through its mortgage subsidiary, PMC. The PIC transaction resulted in $92,441,000 of goodwill and $5,617,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

Pocahontas Bancorp. Inc.

On February 1, 2007, the Company acquired all of the outstanding stock of Pocahontas Bancorp, Inc. (“Pocahontas”), the holding company for First Community Bank (“FCB”) of Jonesboro, Arkansas, for 1,287,793 shares of the Company’s common stock. The transaction was accounted for as a purchase and had a total value of $75,424,000. The acquisition extends the Company’s presence into Northeast Arkansas. The Pocahontas transaction resulted in $41,956,000 of goodwill and $7,029,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

Pulaski Bank and FCB were merged on April 22, 2007. The combined financial institution is a federal stock savings bank headquartered in Little Rock, Arkansas and operates under the corporate title of “Pulaski Bank and Trust Company”.

United Title of Louisiana, Inc.

The Company acquired United Title of Louisiana, Inc. “(United”) on April 2, 2007. United operates nine offices in Louisiana. The transaction was accounted for as a purchase and had a total value of approximately $5,800,000. United operates as a subsidiary of LTC.

Kingdom Capital Management, Inc.

The Company acquired Kingdom Capital Management, Inc. (“Kingdom Capital”) on January 7, 2008. Kingdom Capital provides comprehensive fee-based private wealth management services in New Orleans, LA for private banking clients, pension funds, corporations, and trusts. Upon acquisition, Kingdom Capital began doing business as IBERIABANK Asset Management, Inc. (“IAM”). The transaction had a total value of $650,000.

Allocation of the purchase price resulted in goodwill of $631,000 and net assets of $19,000.

American Abstract and Title Company

The Company acquired American Abstract and Title Company (“AAT”) on March 2, 2008. AAT operates 2 offices in Arkansas. The transaction had a total value of $5,000,000. Additional consideration will be paid should AAT meet certain revenue thresholds. The contingency period is 5 years and could result in maximum additional consideration of $500,000. AAT operates as a subsidiary of LTC.

Allocation of the purchase price resulted in goodwill of $4,953,000 and other assets of $47,000. Allocation of the purchase price is preliminary and subject to change based on the contingent consideration noted above and results of the pending valuation of AAT’s title plant intangible asset. Although the valuation may affect the recorded goodwill value, it is not expected to have a material effect on post acquisition operating results.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The following pro forma information for the three months ended March 31, 2007 reflects the Company’s estimated consolidated results of operations as if the acquisitions of PIC and Pocahontas occurred at January 1, 2007, unadjusted for potential cost savings. The effect of the acquisitions of United and AAT are not included in the pro forma results below, as inclusion of the results of operations of those acquired entities would not have a material effect on the consolidated pro forma results for the three months ended March 31, 2008 and 2007.

(dollars in thousands, except per share data)	2007
Interest and noninterest income	$79,453
Net income	$8,738

Earnings per share – basic	$0.71
Earnings per share – diluted	$0.68

Note 3 – Earnings Per Share

For the three months ended March 31, 2008, basic earnings per share were based on 12,413,477 weighted average shares outstanding and diluted earnings per share were based on 12,737,599 weighted average shares outstanding. For the three months ended March 31, 2007, per share earnings were based on 11,556,653 and 12,084,051 weighted average basic and diluted shares, respectively.

For the same three month periods of 2008 and 2007, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 410,090 and 366,597, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,976,192 and 2,030,141, respectively.

The effect from the assumed exercise of 688,725 and 310,895 stock options was not included in the computation of diluted earnings per share for March 31, 2008 and 2007, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 15 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information related to these share-based compensation plans.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”) utilizing the modified prospective method. The Company reported $338,000 and $330,000 of excess tax benefits as financing cash inflows during the first three months of 2008 and 2007, respectively. Net cash proceeds from the exercise of stock options were $696,000 and $447,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividends	2.0%	2.0%
Expected volatility	23.7%	23.8%
Risk-free interest rate	4.7%	4.8%
Expected term (in years)	7.0	7.0
Weighted-average grant-date fair value	$15.83	$16.24

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2008, there was $4,026,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.6 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below (in thousands).

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Compensation expense related to stock options	$173	$123

The following table represents stock option activity for the three months ended March 31, 2008.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2007	1,536,883	$37.09
Granted	17,000	45.84
Exercised	66,419	19.40
Forfeited or expired	5,591	58.39

Outstanding options, March 31, 2008	1,481,873	$37.87	5.6 Years

Outstanding exercisable, March 31, 2008	1,216,033	$33.68	4.9 Years

99,107 shares were available for future stock option grants to employees and directors under existing plans at March 31, 2008. At March 31, 2008, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $14,851,000 and $14,850,000, respectively. The total intrinsic value of options exercised was $301,000 for the three months ended March 31, 2008.

The share-based compensation plans described in Note 15 in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted amortized over the vesting period. As of March 31, 2008, unearned share-based compensation associated with these awards totaled $18,872,000. Upon adoption of SFAS No. 123(R), the Company was required to change its policy from recognizing forfeitures as they occur to one where expense is recognized based on expectations of the awards that will vest over the requisite service period. This change had an immaterial cumulative effect on the Company’s results of operations.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below (in thousands).

	For the Three months ended
	March 31, 2008	March 31, 2007
Compensation expense related to restricted stock	$928	$745

The following table represents unvested restricted stock award activity for the periods indicated.

	For the Three months ended
	March 31, 2008	March 31, 2007
Balance, beginning of year	401,917	337,830
Granted	54,450	134,079
Forfeited	(3,370)	—
Earned and issued	(53,706)	(37,324)

Balance, March 31, 2008 and 2007, respectively	399,291	434,585

Note 5 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performed its annual impairment test as of October 1, 2007. This test indicated no impairment of the Company’s recorded goodwill.

Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired. Management will perform its annual impairment test for its title plant assets as of June 30, 2008. Management is not aware of any events or changes in circumstances since the acquisition of the title plant assets that would indicate the assets might be impaired.

As a result of the acquisitions of PIC and Pocahontas, the Company added $134,398,000 of goodwill during the first quarter of 2007. The Company added an additional $4,000,000 in goodwill during the second quarter of 2007 related to the United acquisition. During the first quarter of 2008, the company also added an additional $4,953,000 in goodwill due to the acquisition of AAT and $631,000 due to the IAM acquisition.

The Company records intangible assets that consist of core deposit intangibles, mortgage servicing rights and title plants. As a result of the acquisitions during 2007, the Company added $12,646,000 of core deposit intangibles and $6,217,000 of title plants during 2007. The title plants are indefinite-lived intangible assets and thus are subject to an annual impairment test in accordance with SFAS No. 142. Management is not aware of any events or changes in circumstances since acquisition that would indicate that its title plants might be impaired.

The following table summarizes the Company’s intangible assets subject to amortization.

	March 31, 2008			March 31, 2007
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$22,925	$6,764	$16,161	$26,863	$4,530	$22,333
Non-compete agreements	18	7	11	—	—	—
Mortgage servicing rights	218	194	24	522	488	34

Total	$23,161	$6,965	$16,196	$27,385	$5,018	$22,367

The amortization expense related to those intangibles for the three months ended March 31, 2008 and 2007 was $575,000 and $536,000, respectively.

Note 6 – Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy.

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s current portfolio does not include Level 3 securities as of March 31, 2008.

Mortgage loans held for sale

As of March 31, 2008, the Company has $80,130,000 of loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At March 31, 2008, the entire balance of $80,130,000 is recorded at cost.

Impaired Loans

Loans are measured for impairment using the methods permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Fair value of impaired loans is measured by either the loans obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loans effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or independent valuation.

Other Real Estate Owned (OREO)

As of March 31, 2008, the Company has $9,705,000 in OREO, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at March 31, 2008 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss to the hedged item attributable to the risk being hedged. Earnings will be affected to the extent to which the hedge is not effective in achieving offsetting changes in fair value. For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge.

Changes in the fair value of interest rate swaps associated with the Company’s trust preferred securities are recorded as noninterest income. Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives would be classified within Level 2 of the hierarchy.

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. Fair value of the interest rate lock commitments are estimated using pricing models of financial instruments with similar characteristics, and thus the commitments are classified within Level 2 of the fair value hierarchy.

The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Recurring Basis		Fair Value Measurements at March 31, 2008 Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available -for-sale securities	$795,834	$712,385	$83,449	$—
Derivative instruments	7,294	—	7,294

Total	$803,128	$712,385	$90,743	$—

Liabilities
Derivative instruments	8,219	—	8,219

Total	$8,219	$—	$8,219	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2008 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$(209)	$—

Change in unrealized gains or losses relating to assets still held at March 31, 2008	$—	$4,255

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis		Fair Value Measurements at March 31, 2008 Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Acquired impaired loans	$2,231	$—	$—	$2,231
OREO	772	—	772	—

Total	$3,003	$—	$772	$2,231

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis. There are no unrealized or realized gains or losses included in earnings or changes in net assets for the first three months of 2008 related to these nonrecurring fair value measurements.

SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three months ended March 31, 2008. The Company has also not recorded a cumulative effect adjustment for the change in accounting principle during the three months ended March 31, 2008.

Note 7 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At March 31, 2008, the fair value of guarantees under commercial and standby letters of credit was $211,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At March 31, 2008 and 2007, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	2008	2007
Commitments to grant loans	$121,494	$63,422
Unfunded commitments under lines of credit	712,357	835,686
Commercial and standby letters of credit	21,137	21,645

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

Note 8 – Material Subsequent Agreement

Effective May 9, 2008, Pulaski Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of ANB Financial, N.A., Bentonville, Arkansas (the “Failed Bank”). Pulaski Bank will operate the nine offices of the Failed Bank in Northwest Arkansas.

The FDIC will advance cash to Pulaski Bank in partial settlement of the difference between the amount of deposit and other liabilities assumed and assets purchased by Pulaski Bank, less the premium to be paid by Pulaski Bank in the transaction. The initial cash payment to be received by Pulaski Bank from the FDIC is subject to adjustment.

The assets of the Failed Bank purchased by Pulaski Bank include $46 million of investment securities, substantially all of which are U.S. Treasury and agency securities, and $2 million of loans secured by deposits. The FDIC has granted Pulaski Bank a 90-day option to purchase the premises, furniture, fixtures, and equipment associated with these offices. The purchase price of these assets will be at net book value. The final purchase settlement will be at 95% of appraised value of the assets retained.

The FDIC has the right to retain or repurchase certain loans deemed essential to its role as receiver, including loans to officers, directors and affiliates of the Failed Bank, loans related to investigations or legal proceedings by the receiver, and loans secured by collateral that also secures assets owned by the receiver.

Pulaski Bank will assume approximately $213 million in insured deposits associated with this transaction. Insured deposits include public fund deposits to the extent those deposits were properly secured and exclude brokered and uninsured deposits. In association with this transaction, Pulaski Bank will pay a deposit premium to the FDIC equal to 1.011% of the insured deposits assumed. Pulaski Bank will also assume some liabilities, primarily accrued interest payable on deposits.

The assets purchased and liabilities assumed in the Failed Bank transaction will be subject to adjustment up to the settlement date to reflect the actual book value of the assets and liabilities acquired. As defined in the Agreement, book value may include accrued and unpaid or uncollected interest as of the closing date. No adjustment to the book value of any asset will be made for any loan premiums, discounts or any related deferred income or fees, or loan loss reserves as of the closing date. The book value of the securities acquired as of the date of acquisition is subject to adjustment of their fair market value as of such date.

During the 30-day period following the closing date (which may be extended by the FDIC), Pulaski Bank may require the FDIC to purchase any loan transferred to Pulaski Bank that is not fully secured by deposits.

The settlement date of the transaction is expected to be 180 days after the closing date, or such other date prior if agreed upon by the parties.

The FDIC will generally agree to indemnify Pulaski Bank against all costs, losses, liabilities, and expenses, including legal fees, incurred in connection with certain third party claims that may be brought against Pulaski Bank based on liabilities of the Failed Bank that were not assumed by Pulaski Bank under the Agreement. Pulaski Bank will generally agree to indemnify the FDIC against certain costs, losses, liabilities and expenses, including legal fees, incurred in connection with certain third party claims that may be brought against the FDIC based on liabilities or obligations of the Failed Bank that were assumed by Pulaski Bank under the Agreement.

Note 9 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R), which will impact how entities apply the acquisition method to business combinations. Significant changes to how the Company accounts for business combinations under this Statement include 1) the acquisition date will be date the acquirer obtains control, 2) all identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date, 3) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, 4) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year, 5) acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred, 6) transaction costs will be expensed as incurred, 7) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period, and 8) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation.

The Company will be required to apply SFAS 141(R) prospectively to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations with an acquisition date before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effect adoption of SFAS 141(R) will have on the financial condition, results of operations and/or liquidity of the Company.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. SFAS 160 will also require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The Company does not anticipate the guidance to have a material effect on the operating results, financial position, or liquidity of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. SFAS No. 161 requires expanded and additional disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009, but does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three month period ended March 31, 2008. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2007 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q.

FIRST QUARTER OVERVIEW

During the first quarter of 2008, the Company reported net income of $13.4 million, or $1.05 per share on a diluted basis, representing a 45.9% increase compared to net income of $9.2 million earned for the first quarter of 2007. On a per share basis, this represents a 38.4% increase from the $0.76 per diluted share earned for the first quarter of 2007.

Key components of the Company’s performance are summarized below.

•

Total assets at March 31, 2008 were $5.1 billion, up $215.3 million, or 4.4%, from $4.9 billion at December 31, 2007. The increase is primarily the result of an increase in cash and investment securities as a result of additional funding provided by the Company’s increased deposits. Shareholders’ equity increased by $13.6 million, or 2.7%, from $498.1 million at December 31, 2007 to $511.7 million at March 31, 2008. The increase is the result of the comprehensive income earned during the quarter.

•

Total loans at March 31, 2008 remained at $3.4 billion, consistent with December 31, 2007. Loan growth during the quarter was tempered by the sale of $30.4 million of credit card receivables. Absent the sale, total loans increased $24.9 million.

•

Total customer deposits increased $326.3 million, or 9.4%, from $3.5 billion at December 31, 2007 to $3.8 billion at March 31, 2008. The increase was a result of the Company’s focused campaign on raising deposits during the quarter.

•

Net interest income increased $5.3 million, or 19.4%, for the three months ended March 31, 2008, compared to the same period of 2007. These increases were attributable to increased volume due to growth in both the IBERIABANK and Pulaski Bank loan portfolios. The corresponding net interest margin ratios on a tax-equivalent basis were 3.04% and 3.13% for the quarters ended March 31, 2008 and 2007, respectively.

•

Noninterest income increased $12.1 million, or 85.6%, for the first quarter of 2008 as compared to the same period of 2007. The increase was a result of a $6.9 million gain on the sale of the $30.4 million in credit card receivables. The increase was also driven by higher title insurance income due to the acquisitions of United in the second quarter of 2007 and AAT in the first quarter of 2008. Service charges on deposit accounts and ATM and debit card income were also higher due to the expanded customer base from the acquisitions.

•

Noninterest expense increased $7.7 million, or 26.5%, for the quarter ended March 31, 2008, as compared to the same quarter last year. The increase resulted primarily from higher salary and benefit costs, including mortgage-related commissions and payroll taxes, and FDIC insurance expense resulting from new premium assessments and the expiration of premium credits.

•

The Company recorded a provision for loan losses of $2.7 million during the first quarter of 2008, compared to a provision of $0.2 million for the first quarter of 2007. The provision in the first quarter of 2008 is a result of a decrease in overall asset quality in the Company’s loan portfolio, and more specifically the Pulaski Bank builder construction portfolio. As of March 31, 2008, the allowance for loan losses as a percent of total loans was 1.14%, compared to 1.12% at December 31, 2007 and 1.28% at March 31, 2007. Net charge-offs for the first quarter of 2008 were $1.8 million, or 0.21% of average loans on an annualized basis, compared to $0.2 million, or 0.02%, a year earlier.

•	In March 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, a 6% increase compared to the same quarter of 2007.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $4.4 billion during the quarter ended March 31, 2008, an increase of $143.1 million, or 3.3%, from the year ended December 31, 2007.

Loans and Leases – The average loan portfolio increased $47.5 million, or 1.4%, during the first three months of 2008. On a period end basis, the loan portfolio decreased slightly, as growth was offset by the sale of $30.4 million in credit card receivables.

The Company’s average loan to deposit ratios at March 31, 2008 and December 31, 2007 were 94.7% and 96.2%, respectively. At March 31, 2008, the percentage of fixed rate loans within the total loan portfolio remained consistent with year-end at 69%. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$508,182	$515,912	$(7,730)	(1.5)%
Construction/ Owner Occupied	61,067	60,558	509	0.8%

Total residential mortgage loans	569,249	576,470	(7,221)	(1.3)%
Commercial loans:
Real estate	1,391,792	1,369,882	21,910	1.6%
Business	635,925	634,495	1,430	0.2%

Total commercial loans	2,027,717	2,004,377	23,340	1.2%
Consumer loans:
Indirect automobile	240,633	240,860	(227)	(0.1)%
Home equity	435,669	424,716	10,953	2.6%
Other	151,277	183,616	(32,339)	(17.6)%

Total consumer loans	827,579	849,192	(21,613)	(2.6)%

Total loans receivable	$3,424,545	$3,430,039	$(5,494)	(0.2%)

Total commercial loans increased $23.3 million, or 1.2%, compared to December 31, 2007. Commercial loan growth was driven by commercial real estate loans, which increased $21.9 million, or 1.6%, compared to December 31, 2007.

The consumer loan portfolio decreased $21.6 million, or 2.6%, compared to December 31, 2007. This decrease was primarily the result of the $29.8 million, or 50.7% decrease in credit card loans, which were partially offset by a $11.0 million, or 2.6% increase in home equity loans.

Total mortgage loans decreased slightly to $569.2 million compared $576.5 million as of December 31, 2007. The decrease in mortgage loans is a result of increased loan sales to secondary markets during the first quarter. The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2008.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2007	$745,383	$59,494
Transfer from HTM to AFS	2,298	(2,270)
Purchases	141,608	4,157
Sales	(12,343)	—
Principal maturities, prepayments and calls	(86,181)	(2,899)
Amortization of premiums and accretion of discounts	337	7
Increase (Decrease) in market value	4,732	—

Balance, March 31, 2008	$795,834	$58,489

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of March 31, 2008, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $130.0 million, or 435.6%, to $159.8 million at March 31, 2008, compared to $29.8 million at December 31, 2007. The excess funding provided by the Company’s deposits, as well as additional sources of funding, attributed to the increase in short-term funds. The short-term investments will be used to fund future loan growth during 2008.

Mortgage Loans Held for Sale – Difficulties in the sub-prime mortgage industry over the past year have not had a significant impact on the Company’s mortgage operations. Loans held for sale increased $22.4 million, or 38.9%, to $80.1 million at March 31, 2008, compared to $57.7 million at December 31, 2007. The increase was a result of additional volume generated during the quarter. Consistent with seasonal patterns, the Company originated $249 million in mortgage loans during the quarter, up 18% compared to the previous quarter. Originations were offset by $230 million in sales during the first quarter. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $47.7 million, or 0.93% of total assets at March 31, 2008, compared to $48.2 million, or 0.98% of total assets at December 31, 2007. Of the $47.7 million in nonperforming assets, $39.7 million relates to the Pulaski Bank franchise. Based on the requirements of SOP 03-3, no reserves associated with the acquired impaired loans were included in the consolidated balance sheet. Rather, loans recorded under SOP 03-3 were recorded at discounted values on the dates of acquisition. The allowance for loan losses amounted to 1.14% of total loans and 103.3% of total nonperforming loans at March 31, 2008, compared to 1.12% and 98.8%, respectively, at December 31, 2007. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	March 31, 2008	December 31, 2007
Nonaccrual loans:
Commercial, financial and agricultural	$28,910	$30,740
Mortgage	1,975	2,098
Loans to individuals	3,222	3,268

Total nonaccrual loans	34,107	36,107
Accruing loans 90 days or more past due	3,831	2,655

Total nonperforming loans (1)	37,938	38,762
OREO and foreclosed property	9,724	9,413

Total nonperforming assets (1)	47,662	48,175
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$47,662	$48,175

Nonperforming loans to total loans (1)	1.12%	1.13%
Nonperforming assets to total assets (1)	0.93%	0.98%
Allowance for loan losses to nonperforming loans (1)	103.3%	98.8%
Allowance for loan losses to total loans	1.14%	1.12%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Total nonperforming assets decreased slightly from year-end, due primarily to the Company’s efforts to address risk in the Pulaski Bank builder construction portfolio. The Pulaski Bank builder construction portfolio continued its compression as homes were sold and loans paid down during the first quarter of 2008. The portfolio totaled $53.3 million at March 31, 2008, down $8.5 million from December 31, 2007.

Pulaski Bank’s nonperforming assets totaled $39.7 million at March 31, 2008, including $29.7 million of nonaccrual loans, compared to $41.3 million in nonperforming assets at December 31, 2007. The Pulaski Bank past dues are primarily construction and land development loans in Northwest Arkansas and Memphis. $17.4 million, or 32.7%, of the Pulaski Bank builder construction portfolio is on nonaccrual status at the end of the first quarter, and an additional $6.8 million is past due.

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the first quarter of 2008 were $1.8 million, or 0.21%, of average loans on an annualized basis, as compared to $0.2 million, or 0.02%, for the same quarter last year.

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

The Company experienced significant commercial loan growth over the past five years and as a result, during that time, refined its loan loss methodology to further reflect the transition in the loan portfolio from a savings bank (i.e., mortgage/consumer loan focus) to a commercial bank (i.e., commercial loan focus). This refinement resulted in more reserves being assigned to the commercial segment of the loan portfolio and previously unallocated reserves being assigned to the portfolio segments.

The foundation of the allowance for the Company’s commercial segment is the credit risk rating of each relationship within the portfolio. The credit risk of each borrower is assessed, and a risk grade is assigned. The portfolios are further segmented by facility or collateral ratings. The dual risk grade for each loan is determined by the relationship manager and other approving officers and changed from time to time to reflect an ongoing assessment of the risk. Grades are reviewed on specific loans by senior management and as part of the Company’s internal loan review process. The commercial loan loss allowance is determined for all pass-rated borrowers based upon the borrower risk rating, the expected default probabilities of each rating category, and the outstanding loan balances by risk grade. For borrowers rated special mention or below, the higher of the migration analysis and Company established minimum reserve percentages apply. In addition, consideration is given to historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or borrower concentrations within each portfolio segment, the current business strategy and credit process, loan underwriting criteria, loan workout procedures, and other pertinent information.

Reserves are determined for impaired commercial loans individually based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate considers all available evidence including the present value of the expected future cash flows and the fair value of collateral less disposal costs. Loans for which impaired reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.

The allowance also consists of reserves for unimpaired loans that encompass qualitative economic factors and specific market risk components. The foundation for the general consumer allowance is a review of the loan portfolios and the performance of those portfolios. This review is accomplished by first segmenting the portfolio into homogenous pools. Residential mortgage loans, direct consumer loans, consumer home equity, indirect consumer loans, credit card, and the business banking portfolio each are considered separately. The historical performance of each of these pools is analyzed by examining the level of charge-offs over a specific period of time. The historical average charge-off level for each pool is updated at least quarterly.

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

Loan portfolios tied to acquisitions made during the year are incorporated into the Company’s allowance process. If the acquisition has an impact on the level of exposure to a particular segment, industry or geographic market, this increase in exposure is factored into the allowance determination process. Generally, acquisitions have higher levels of risk of loss based on differences in credit culture and portfolio management practices. During 2007, the Company acquired $8.7 million in reserves and added an additional $5.9 million during 2007 to the Pulaski Bank allowance for loan losses as a result of declining asset quality and loan portfolio growth.

Acquired loans follow the reserve standard set in AICPA Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record the loans at their realizable cash flow. As a result, acquired loans subject to SOP 03-3 are excluded from the calculation of loan loss reserves at the acquisition date.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at March 31, 2008 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first three months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$38,285
Provision charged to operations	2,695
Loans charged off	(2,332)
Recoveries	555

Balance, March 31, 2008	$39,203

The allowance for loan losses amounted to $39.2 million, or 1.14% and 103.3% of total loans and total nonperforming loans, respectively, at March 31, 2008 compared to 1.12% and 98.8%, respectively, at December 31, 2007.

Other Assets

The following table details the changes in other asset categories during the first three months of 2008.

(dollars in thousands)	March 31, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$263,200	$123,105	$140,095	113.8%
Premises and equipment	121,087	122,452	(1,365)	(1.1)
Bank-owned life insurance	65,697	64,955	742	1.1
Goodwill	236,761	231,177	5,584	2.4
Core Deposit Intangibles	16,162	16,736	(574)	(3.4)
Title plant intangibles	6,725	6,714	11	0.2
Accrued interest receivable	21,635	22,842	(1,207)	(5.3)
FHLB and FRB stock	37,275	37,998	(723)	(1.9)
Other	43,955	36,653	7,302	19.9

Total	$812,497	$662,632	$149,865	22.6%

The $140.1 million increase in cash and due from banks results from the Company’s investment of additional deposits generated during its first quarter deposit campaign in short-term investments, which will be used to fund future loan growth.

The $5.6 million increase in goodwill during 2008 is due to the acquisitions of AAT and IAM. The AAT acquisition resulted in an additional $4.9 million of goodwill and the IAM acquisition resulted in additional goodwill of $0.6 million.

The $7.3 million increase in other assets is primarily the result of $5.3 million in fed funds sold during the quarter. The Company did not have funds sold at year-end. The Company also experienced modest increases in prepaid assets and receivables.

There were no significant changes in premises and equipment, bank-owned life insurance, other intangible assets, and accrued interest receivable balances since year-end.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt, and shareholder’s equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of the year.

Deposits – Total end of period deposits increased $326.3 million, or 9.4%, to $3.8 billion at March 31, 2008, compared to $3.5 billion at December 31, 2007. The increase was a result of new deposits gathered during the Company’s first quarter deposit campaign. The campaign was able to bring in new accounts to both IBERIABANK and Pulaski Bank. The campaign was successful in increasing savings, money markets, and certificates of deposit balances by 15% during the quarter.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	March 31, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$478,133	$468,001	$10,132	2.2%
NOW accounts	818,527	828,099	(9,572)	(1.2)
Savings and money market accounts	885,497	766,429	119,068	15.5
Certificates of deposit	1,629,004	1,422,299	206,705	14.5

Total deposits	$3,811,161	$3,484,828	$326,333	9.4%

Short-term Borrowings – Short-term borrowings decreased $248.6 million, or 57.0%, from December 31, 2007 to March 31, 2008 to $187.6 million. The decrease was a result of two primary factors. The Company was successful in increasing deposits during the first quarter and thus was able to use deposits to fund loan originations during the quarter. In addition, in order to take advantage of lower cost long-term funding, the Company lengthened its liability structure by borrowing long-term funds during the quarter to lock in more favorable long-term funding rates.

The Company’s short-term borrowings at March 31, 2008 were comprised of $64.0 million in advances from the FHLB of Dallas with a maturity of twelve months or less, $6.0 million in advances from a correspondent bank and $117.6 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 3.12% and 4.12% for the quarters ended March 31, 2008 and 2007, respectively. The decrease in the average rate is a result of the decrease in bank borrowing rates since the first quarter of 2007.

Long-term Borrowings – Long-term borrowings increased $102.9 million, or 22.5%, to $560.6 million at March 31, 2008, compared to $457.6 million at December 31, 2007. The increase in borrowings from December 31, 2007 is a result of two actions during the quarter: The Company executed its strategy to lengthen the terms of FHLB advances and issued an additional $7.0 million in trust preferred securities. The trust preferred securities were issued at 350 basis points above LIBOR.

At March 31, 2008, the Company’s long-term borrowings were comprised of $435.1 million of fixed and variable rate advances from the FHLB of Dallas, $13.3 million of advances from a correspondent bank and $112.2 million in junior subordinated debt. The average rates paid on long-term borrowings were 4.83% and 5.20% for the quarters ended March 31, 2008 and 2007, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2008, shareholders’ equity totaled $511.7 million, an increase of $13.6 million, or 2.7%, compared to $498.1 million at December 31, 2007. The following table details the changes in shareholders’ equity during the first three months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$498,059
Net income	13,355
Additional equity contribution to joint venture	10
Sale of treasury stock for stock options exercised, net of shares surrendered	740
Cash dividends declared	(4,419)
Change in other comprehensive income	2,766
Adoption of EITF 06-4	(71)
Share-based compensation cost	1,218

Balance, March 31, 2008	$511,658

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 2.4% of total shares outstanding. As of March 31, 2008, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the quarter ended March 31, 2008, the Company did not repurchase any shares of its Common Stock.

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2008 of $13.4 million, compared to $9.2 million earned during the first quarter of 2007, an increase of $4.2 million, or 45.9%. On a per share basis, the $1.05 earned per diluted share for the first quarter of 2008 represents a 38.4% increase from the $0.76 earned for the first quarter of 2007.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $5.3 million, or 19.4%, to $32.8 million for the three months ended March 31, 2008, compared to $27.5 million for the three months ended March 31, 2007. The increase was due to a $10.2 million, or 17.9%, increase in interest income, which was partially offset by a $4.9 million, or 16.5%, increase in interest expense. The increase in net interest income was the result of a $794.3 million, or 21.8%, increase in the average balance of earning assets, which was partially offset by a $771.7 million, or 24.0%, increase in the average balance of interest-bearing liabilities. Both the yield on average earnings assets and rate on average interest-bearing liabilities decreased 26 basis points during this period.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.70% during the three months ended March 31, 2008, the same as for the comparable period in 2007. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, decreased slightly in the first quarter of 2008, from 3.13% for the three months ended March 31, 2007 to 3.04% for the same period of 2008.

As of March 31, 2008, the Company’s interest rate risk model indicated that the Company is slightly asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	4.1%
+100	2.1
-100	(2.2)
-200	(5.8)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At March 31, 2008, the Company had interest rate swaps in the notional amount of approximately $171.9 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At March 31, 2008, the Company had $63.4 million notional amount of interest rate contracts with corporate customers and $63.4 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three month periods ended March 31, 2008 and 2007.

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

	Three Months Ended March 31,
	2008			2007
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$575,096	$8,539	5.94%	$538,731	$7,762	5.76%
Commercial loans (TE) (2)	1,999,916	30,774	6.22%	1,515,352	25,151	6.81%
Consumer and other loans	818,252	15,602	7.67%	695,035	12,987	7.58%

Total loans	3,393,264	54,915	6.52%	2,749,118	45,900	6.80%
Mortgage loans held for sale	57,441	798	5.55%	55,726	849	6.09%
Investment securities (TE) (2)(3)	821,032	10,125	5.18%	759,401	9,285	5.11%
Other earning assets	159,952	1,472	3.70%	73,192	1,066	5.91%

Total earning assets	4,431,689	67,310	6.16%	3,637,437	57,100	6.42%

Allowance for loan losses	(37,542)			(34,965)
Nonearning assets	600,763			473,973

Total assets	$4,994,910			$4,076,445

Interest-bearing liabilities:
Deposits:
NOW accounts	$849,280	$3,961	1.88%	$787,584	$5,235	2.70%
Savings and money market accounts	781,890	4,585	2.36%	701,911	4,718	2.73%
Certificates of deposit	1,509,335	17,039	4.54%	1,207,040	13,480	4.53%

Total interest-bearing deposits	3,140,505	25,585	3.28%	2,696,535	23,433	3.52%
Short-term borrowings	342,662	2,702	3.12%	224,388	2,310	4.12%
Long-term debt	507,099	6,197	4.83%	297,614	3,867	5.20%

Total interest-bearing liabilities	3,990,266	34,484	3.46%	3,218,537	29,610	3.72%

Noninterest-bearing demand deposits	444,284			409,774
Noninterest-bearing liabilities	46,753			30,099

Total liabilities	4,481,303			3,658,410
Shareholders’ equity	513,607			418,035

Total liabilities and shareholders’ equity	$4,994,910			$4,076,445

Net earning assets	$441,423			$418,900

Ratio of earning assets to interest-bearing liabilities	111.06%			113.02%

Net Interest Spread		$32,826	2.70%		$27,490	2.70%

Tax-equivalent Benefit			0.11%			0.12%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$34,025	3.04%		$28,599	3.13%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income. Adjustments to the allowance may also result from purchase accounting associated with loans acquired through acquisitions.

While the vast majority of the Company’s loan portfolio performed well during the first quarter of 2008, the builder construction loan portfolio in the Northwest Arkansas and Memphis areas exhibited credit deterioration during 2007 as a result of slow housing conditions that continues to be monitored in 2008. As a result, on a consolidated basis, the Company recorded a provision for loan losses of $2.7 million in the first quarter of 2008. This represents an increase of $2.5 million over the $0.2 million provision recorded in the first quarter of 2007. The increase in the provision is a result of loan growth and noted deterioration in Pulaski Bank’s builder construction portfolio, as well as higher chargeoffs during the current quarter. $0.4 million of the provision for the quarter was attributable to the builder construction portfolio.

Net chargeoffs were $1.8 million for the first quarter of 2008, or an annualized chargeoff percentage of 0.21%. Net chargeoffs during the first quarter of 2007 were at 0.02% of the consolidated loan portfolio. Chargeoffs totaled $1.1 million in the Pulaski Bank loan portfolio and $0.7 million in the IBERIABANK loan portfolio. The increase in net chargeoffs over the first quarter of 2007 is a result of increased Pulaski Bank chargeoffs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen asset quality decline in the Pulaski Bank markets. Chargeoffs during the first quarter of 2007 in the IBERIABANK and Pulaski Bank loan portfolios were both $0.1 million. Net chargeoffs in the first quarter of 2007 included recoveries of $0.7 million. Recoveries in the first quarter of 2008 totaled $0.6 million.

Although some credit deterioration has been noted, the Company believes the allowance is adequate at March 31, 2008 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, increased from 1.12% at December 31, 2007, to 1.14% at March 31, 2008. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.28% as of March 31, 2007.

Noninterest Income – The Company’s total noninterest income was $26.3 million for the three months ended March 31, 2008, $12.1 million, or 85.6%, higher than the $14.2 million earned for the same period in 2007. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended
	March 31,		Percent Increase
(dollars in thousands)	2008	2007	(Decrease)
Service charges on deposit accounts	$5,113	$4,021	27.2%
ATM/debit card fee income	1,407	974	44.4
Income from bank owned life insurance	742	1,496	(50.4)
Gain on sale of loans, net	11,348	2,807	304.3
Gain (loss) on sale of assets	1	16	(94.8)
Gain (loss) on sale of AFS investments, net	122	11	1038.9
Title income	4,510	2,193	105.6
Broker commissions	1,290	1,277	1.1
Other income	1,753	1,370	28.0

Total noninterest income	$26,286	$14,165	85.6%

Service charges on deposit accounts increased $1.1 million for the first quarter of 2008 compared to the same period last year primarily due to increased customer volume. The increase in customer base is attributable to the PIC and Pocahontas acquisitions.

ATM/debit card fee income increased $0.4 million compared to the same quarter last year primarily due to the expanded cardholder base attributable to the PIC and Pocahontas acquisitions and increased usage by customers.

Income from bank owned life insurance decreased $0.8 million compared to the same quarter last year as the Company received the proceeds from a death benefit of $0.9 million on an insured former employee during the first quarter of 2007.

Gains on the sale of loans increased $8.5 million compared to the same quarter last year primarily due to the $6.9 million gain on the sale of approximately $30.4 million in credit card receivables, consistent with past practices at Pulaski Bank. Additional volume due to the PIC and Pocahontas acquisitions accounted for the remainder of the increase from the first quarter of 2007.

Title income increased $2.3 million compared to the same quarter last year primarily due to the acquisitions of United in April of 2007 and AAT in March 2008.

Other noninterest income increased $0.4 million in the first three months of 2008 as a result of higher fees earned from credit card transactions, as well as trust income earned through Pulaski Bank and income from cash settlements of interest rate swap transactions.

Noninterest Expense – The Company’s total noninterest expense was $36.8 million for the three months ended March 31, 2008, $7.7 million, or 26.5%, higher than the $29.1 million incurred for the same period in 2007. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended
	March 31,		Percent Increase
(dollars in thousands)	2008	2007	(Decrease)
Salaries and employee benefits	$20,918	$17,497	19.6%
Occupancy and equipment	5,330	3,946	35.1
Franchise and shares tax	611	579	5.6
Communication and delivery	1,688	1,155	46.1
Marketing and business development	859	565	51.9
Data processing	1,423	1,178	20.8
Printing, stationery and supplies	500	411	21.7
Amortization of acquisition intangibles	575	536	7.3
Professional services	1,111	765	45.2
Other expenses	3,781	2,465	53.4

Total noninterest expense	$36,796	$29,097	26.5%

Salaries and employee benefits increased $3.4 million for the first quarter primarily due to higher mortgage-related commissions and seasonal payroll tax and bonus accruals.

Occupancy and equipment expense increased $1.4 million for the first quarter of 2008 due primarily to the facilities costs associated with new properties, as well as an increase in rent expense in the current year from additional LTC locations and renewals of current property rentals.

Communication and delivery charges, data processing and printing and supplies expenses increased $0.5 million, $0.2 million, and $0.1 million, respectively, for the first quarter of 2008 compared to the same quarter in 2007. These increases are primarily due to the PIC, Pocahontas, and United acquisitions.

Marketing and business development expenses increased $0.3 million during the three months ended March 31, 2008 compared to the same period last year as a result of additional customer notifications, advertisements and direct mailing expenses, primarily from the Company’s deposit campaign.

Professional services expense was $0.3 million higher for the current three month period of 2008 compared to the same period last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the acquisitions and the increased size and complexity of the Company.

Other noninterest expenses increased $1.3 million in the first quarter of 2008 as a result of the addition of the Arkansas franchises. Bank service charges, credit card expenses, and ATM/debit card expenses all reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and Pulaski Bank franchises, as well as expenses incurred by United and AAT.

Income Tax Expense – Income tax expense increased $3.1 million, or 96.3%, for the three months ended March 31, 2008 to $6.3 million, compared to $3.2 million for the three months ended March 31, 2007. These increases were primarily due to an increase in earnings.

The effective tax rates for the three months ended March 31, 2008 and 2007 were 31.9% and 25.9% respectively. The difference in the effective tax rates for the periods presented is a result of the relative tax-exempt interest income levels during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $1.1 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Three months ended, March 31, 2008	Three months ended, March 31, 2007
Cash flow provided by (used in) operations	$(7,405)	$9,666
Cash flow used in investing	(29,702)	(49,325)
Cash flow provided by financing	177,202	102,757

Net increase in cash and cash equivalents cash flow	$140,095	$63,098

The Company used $7.4 million in cash during the first quarter of 2008 to fund operating activities, $17.1 million higher than in the same period of 2007. The increase was primarily due to an increase in mortgage loan held for sale originations during the quarter.

Cash used in investing activities decreased $19.6 million during the first three months of 2008 compared to the same period in 2007 primarily due to decreased loan funding, as growth of the Company’s loan portfolio was offset by the sale of credit card receivables. Use of funds to purchase investment securities accounted for the majority of cash outflows during the first quarter of 2008.

Net financing cash flows increased $74.4 million from the first three months of 2007 to the three months of 2008, primarily due to an increase in deposits of $326.3 million. The deposits provided funds the Company used to repay short-term borrowings.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2008, the Company had $497.5 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at March 31, 2008 were $634.4 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $80 million in the form of federal funds and other lines of credit. At March 31, 2008, the Company had $6.0 million outstanding on these lines and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At March 31, 2008, the total approved unfunded loan commitments outstanding amounted to $121.5 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $712.4 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At March 31, 2008, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of March 31, 2008.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$352,416	7.46%	$188,866	4.00%
Tier 1 Risk-Based	$352,416	9.57%	$147,305	4.00%
Total Risk-Based	$391,619	10.63%	$294,611	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2008 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008. Additional information at March 31, 2008 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of equity securities is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 29, 2008.

1.	With respect to the election of three directors to serve three-year terms expiring in the year 2011 and until their successors are elected and qualified, the following is the number of shares voted :

Nominees	For	Withheld
Harry V. Barton, Jr.	11,365,541	282,424
E. Stewart Shea III	11,305,065	342,900
David H. Welch	11,097,034	550,931

There were no abstentions or broker non-votes.

2.	With respect to the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008, the following is the number of shares voted:

For	Against	Abstain
11,624,434	10,181	13,349

There was one broker non-vote.

3.	With respect to the adoption of the IBERIABANK Corporation 2008 Stock Incentive Plan, the following is the number of shares voted:

For	Against	Abstain
6,333,025	3,734,340	56,076

There were 1,524,524 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: May 12, 2008	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer