Form 10-K/A
period 2007-12-31
IBERIABANK CORP
filed 2008-06-18
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    (Do not check if a smaller reporting company)    Smaller Reporting Company  ☐

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

EXPLANATORY NOTE

On March 17, 2008, the Registrant filed with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). On April 16, 2008, the Registrant filed with the SEC Amendment No. 1 to the Form 10-K on Form 10-K/A to correct a clerical error.

Amendment No. 2 to the Form 10-K, as amended by Amendment No. 1, is being filed solely to update consents of the Company’s independent registered accounting firms.

Amendment No. 2 does not change any other information set forth in the Form 10-K, as amended by Amendment No. 1.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

The following exhibits are filed as part of this Form 10-K/A (Amendment No. 2), and this list includes the Exhibit Index.

Exhibit Index

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

IBERIABANK CORPORATION

Date: June 18, 2008	By:	/s/ Daryl G. Byrd
President/CEO and Director