Form 10-Q
period 2008-06-30
IBERIABANK CORP
filed 2008-08-11
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At July 31, 2008, the Registrant had 12,946,368 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$197,133	$93,263
Interest-bearing deposits in banks	42,713	29,842

Total cash and cash equivalents	239,846	123,105
Securities available for sale, at fair value	888,934	745,383
Securities held to maturity, fair values of $57,187 and $60,125, respectively	56,903	59,494
Mortgage loans held for sale	76,189	57,695
Loans, net of unearned income	3,540,546	3,430,039
Allowance for loan losses	(39,753)	(38,285)

Loans, net	3,500,793	3,391,754
Premises and equipment, net	134,344	122,452
Goodwill	236,761	231,177
Other assets	190,109	185,898

Total Assets	$5,323,879	$4,916,958

Liabilities
Deposits:
Noninterest-bearing	$519,516	$468,001
Interest-bearing	3,517,105	3,016,827

Total deposits	4,036,621	3,484,828
Short-term borrowings	121,481	436,146
Long-term debt	569,710	457,624
Other liabilities	86,533	40,301

Total Liabilities	4,814,345	4,418,899

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 14,799,759 shares issued	14,800	14,800
Additional paid-in-capital	363,749	361,746
Retained earnings	211,954	197,911
Accumulated other comprehensive income	(1,514)	5,725
Treasury stock at cost - 1,896,077 and 2,025,591 shares, respectively	(79,455)	(82,123)

Total Shareholders’ Equity	509,534	498,059

Total Liabilities and Shareholders’ Equity	$5,323,879	$4,916,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans, including fees	$52,103	$53,193	$107,018	$99,093
Mortgage loans held for sale	1,067	1,263	1,865	2,111
Investment securities:
Taxable interest	9,659	9,426	18,827	17,916
Tax-exempt interest	961	956	1,918	1,751
Other	1,330	978	2,802	2,045

Total interest and dividend income	65,120	65,816	132,430	122,916

Interest Expense
Deposits	25,859	26,860	51,444	50,293
Short-term borrowings	503	3,908	3,205	6,218
Long-term debt	6,285	4,384	12,482	8,250

Total interest expense	32,647	35,152	67,131	64,761

Net interest income	32,473	30,664	65,299	58,155
Provision for loan losses	1,537	(595)	4,231	(384)

Net interest income after provision for loan losses	30,936	31,259	61,068	58,539

Noninterest Income
Service charges on deposit accounts	5,935	5,025	11,049	9,046
ATM/debit card fee income	1,608	1,096	3,015	2,070
Income from bank owned life insurance	767	592	1,509	2,088
Gain on sale of loans and investments, net	4,690	4,896	16,037	7,703
Title income	5,472	5,824	9,981	8,017
Broker commissions	1,682	1,387	2,972	2,664
Other income	2,529	2,991	4,406	4,388

Total noninterest income	22,683	21,811	48,969	35,976

Noninterest Expense
Salaries and employee benefits	22,393	21,873	43,311	39,370
Occupancy and equipment	5,617	5,272	10,948	9,218
Franchise and shares tax	625	602	1,236	1,181
Communication and delivery	1,515	1,674	3,202	2,829
Marketing and business development	764	930	1,623	1,495
Data processing	1,669	1,499	3,092	2,677
Printing, stationery and supplies	505	682	1,005	1,093
Amortization of acquisition intangibles	575	673	1,150	1,209
Professional services	1,172	1,148	2,283	1,913
Other expenses	5,447	4,339	9,229	6,804

Total noninterest expense	40,282	38,692	77,079	67,789

Income before income tax expense	13,337	14,378	32,958	26,726
Income tax expense	3,811	4,351	10,077	7,544

Net Income	$9,526	$10,027	$22,881	$19,182

Earnings per share - basic	$0.76	$0.80	$1.84	$1.60

Earnings per share - diluted	$0.74	$0.78	$1.79	$1.53

Cash dividends declared per share	$0.34	$0.34	$0.68	$0.66

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	$12,379	$214,483	$173,794	$(3,306)	$(77,799)	$319,551
Comprehensive income:
Net income			19,182			19,182
Change in unrealized gain on securities available for sale, net of taxes				(4,756)		(4,756)
Change in fair value of derivatives used for cash flow hedges, net of taxes				46		46

Total comprehensive income						14,472
Cash dividends declared, $0.66 per share			(8,504)			(8,504)
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 62,344 shares		538			770	1,308
Common stock issued for vested restricted stock, net of shares forfeited		(2,794)			2,780	(14)
Common stock issued for acquisition	2,421	142,190				144,611
Share-based compensation cost		2,167				2,167
Treasury stock acquired at cost					(1,470)	(1,470)

Balance, June 30, 2007	$14,800	$356,584	$184,472	$(8,016)	$(75,719)	$472,121

Balance, December 31, 2007	$14,800	$361,746	$197,911	$5,725	$(82,123)	$498,059
Comprehensive income:
Net income			22,881			22,881
Change in unrealized gain on securities available for sale, net of taxes				(7,141)		(7,141)
Change in fair value of derivatives used for cash flow hedges, net of taxes				(98)		(98)

Total comprehensive income						15,642
Cash dividends declared, $.68 per share		(45)	(8,767)			(8,812)
Equity contribution to joint venture		10				10
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 114,826 shares		657			1,587	2,244
Common stock issued for vested restricted stock, net of shares forfeited		(1,081)			1,081	—
Share-based compensation cost		2,462				2,462
Cumulative effect adjustment-Adoption of EITF 06-4			(71)			(71)

Balance, June 30, 2008	$14,800	$363,749	$211,954	$(1,514)	$(79,455)	$509,534

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$22,881	$19,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,242	4,970
(Reversal of) Provision for loan losses	4,231	(384)
Share-based compensation expense	2,462	2,152
Gain on sale of assets	(9)	(110)
Gain on sale of credit card receivables	(6,901)	—
Gain on sale of investments	(576)	(15)
Amortization of premium/discount on investments	(650)	(1,558)
Derivative gains on swaps	156	217
Mortgage loans held for sale
Originations and transfers	(511,518)	(342,341)
Proceeds from sales	502,160	306,958
Gain on sale of loans, net	(9,136)	(7,703)
Cash retained from tax benefit associated with share-based payment arrangements	(925)	(476)
Other operating activities, net	24,836	25,601

Net Cash Provided by Operating Activities	33,253	6,493

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	49,752	134
Proceeds from maturities, prepayments and calls of securities available for sale	158,044	159,677
Purchases of securities available for sale	(313,897)	(159,260)
Proceeds from maturities, prepayments and calls of securities held to maturity	6,198	11,675
Purchases of securities held to maturity	(5,868)	—
Proceeds from sale of credit card receivables	37,402	—
(Increase) Decrease in loans receivable, net, excluding sale of credit card receivables	(147,950)	(187,459)
Proceeds from sale of premises and equipment	16	563
Purchases of premises and equipment	(2,252)	(10,646)
Proceeds from disposition of real estate owned	5,938	2,489
Cash received (paid) in excess of cash paid (received) in acquisition	128,464	(5,836)
Other investing activities, net	8,450	(5,441)

Net Cash Used in Investing Activities	(75,703)	(194,104)

Cash Flows from Financing Activities
Increase in deposits	367,759	(779)
Net change in short-term borrowings	(314,665)	225,517
Proceeds from long-term debt	124,800	35,000
Repayments of long-term debt	(12,184)	(6,003)
Dividends paid to shareholders	(8,717)	(7,416)
Proceeds from issuance of treasury stock for stock options exercised	1,903	833
Payments to repurchase common stock	(630)	(1,471)
Cash retained from tax benefit associated with share-based payment arrangements	925	476

Net Cash Provided by Financing Activities	159,191	246,157

Net Increase In Cash and Cash Equivalents	116,742	58,546
Cash and Cash Equivalents at Beginning of Period	123,105	84,905

Cash and Cash Equivalents at End of Period	$239,847	$143,451

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$6,611	$3,885

Common stock issued in acquisition	$—	$144,611

Exercise of stock options with payment in company stock	$195	$529

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$68,096	$62,464

Income taxes, net	$7,493	$1,500

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (“the Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

United Title of Louisiana, Inc.

The Company acquired United Title of Louisiana, Inc. (“United”) on April 2, 2007. United operates nine offices in Louisiana. The transaction was accounted for as a purchase and had a total value of approximately $5,800,000. United operates as a subsidiary of LTC.

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

Allocation of the purchase price resulted in goodwill of $4,953,000 and other assets of $47,000. Allocation of the purchase price is preliminary and subject to change based on the contingent consideration noted above and results of the pending valuation of AAT’s title plant intangible asset. Although the valuation may affect the recorded goodwill value, it is not expected to have a material effect on post-acquisition operating results.

ANB Financial, N.A.

On May 9, 2008, Pulaski Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of ANB Financial, N.A., Bentonville, Arkansas (“ANB”). Pulaski Bank currently operates eight former ANB offices in Northwest Arkansas.

Pulaski advanced $45,863,000 in cash to the FDIC in partial settlement of the difference between the amount of assets purchased by Pulaski Bank and deposits and other liabilities assumed, less the premium to be paid by Pulaski Bank in the transaction.

The assets of ANB purchased by Pulaski Bank include $180,046,000 in cash, including fed funds and deposits with the Federal Reserve, $45,970,000 of investment securities, all of which are U.S. Treasury and agency securities, $2,374,000 of loans secured by deposits, and $194,000 of accrued interest. No adjustment to the book value of any asset has be made for any loan premiums, discounts or any related deferred income or fees, or loan loss reserves. The FDIC has granted Pulaski Bank a 90-day option to purchase the premises, furniture, fixtures, and equipment associated with these offices. The purchase price of these assets will be at net book value. The final purchase settlement will be at 95% of appraised value of the assets retained.

The FDIC has the right to retain or repurchase certain loans deemed essential to its role as receiver, including loans to officers, directors and affiliates of ANB, loans related to investigations or legal proceedings by the receiver, and loans secured by collateral that also secures assets owned by the receiver.

Pulaski Bank assumed $184,000,000 in insured deposits associated with this transaction. Insured deposits include public fund deposits to the extent those deposits were properly secured and exclude brokered and uninsured deposits. In association with this transaction, Pulaski Bank paid a deposit premium of $1,865,000, equal to 1.01% of the insured deposits assumed. Pulaski Bank also assumed some liabilities, primarily accrued interest payable of $512,000 on deposits.

The assets purchased and liabilities assumed in the ANB transaction are subject to adjustment up to the settlement date to reflect the actual book value of the assets and liabilities acquired. The settlement date of the transaction is expected to be 180 days after the closing date, or such other date prior if agreed upon by the parties.

The FDIC has generally agreed to indemnify Pulaski Bank against all costs, losses, liabilities, and expenses, including legal fees, incurred in connection with certain third party claims that may be brought against Pulaski Bank based on liabilities of ANB that were not assumed by Pulaski Bank under the Agreement. Pulaski Bank has agreed to indemnify the FDIC against certain costs, losses, liabilities and expenses, including legal fees, incurred in connection with certain third party claims that may be brought against the FDIC based on liabilities or obligations of ANB that were assumed by Pulaski Bank under the Agreement.

Pulaski Bank paid deposit processing fees to the FDIC of $177,000 during the second quarter of 2008. In addition, the Company paid additional merger-related expenses of $534,000, including salaries and personnel costs of temporary employees, travel expenses, and legal and professional services.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The following pro forma information for the six months ended June 30, 2007 reflects the Company’s estimated consolidated results of operations as if the acquisitions of PIC and Pocahontas occurred at January 1, 2007, unadjusted for potential cost savings. The effect of the acquisitions of United, AAT, and ANB are not included in the pro forma results below, as inclusion of the results of operations of those acquired entities would not have a material effect on the consolidated pro forma results for the six months ended June 30, 2008 and 2007.

(dollars in thousands, except per share data)	2007
Interest and noninterest income	$167,070
Net income	$18,803
Earnings per share – basic	$1.51
Earnings per share – diluted	$1.46

Note 3 – Earnings Per Share

For the three months ended June 30, 2008, basic earnings per share were based on 12,504,549 weighted average shares outstanding and diluted earnings per share were based on 12,824,304 weighted average shares outstanding. For the three months ended June 30, 2007, per share earnings were based on 12,456,110 and 12,914,251 weighted average basic and diluted shares, respectively.

For the same three month periods of 2008 and 2007, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 379,625 and 427,160, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,915,584 and 1,916,490, respectively.

For the six months ended June 30, 2008, basic earnings per share were based on 12,459,013 weighted average shares outstanding and diluted earnings per share were based on 12,780,952 weighted average shares outstanding. For the six months ended June 30, 2007, per share earnings were based on 12,008,866 and 12,501,444 weighted average basic and diluted shares, respectively.

For the same six month periods of 2008 and 2007, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 394,459 and 397,060 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,945,888 and 1,973,002, respectively.

The effect from the assumed exercise of 368,775 and 314,604 stock options was not included in the computation of diluted earnings per share for the quarters ended June 30, 2008 and 2007, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 15 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 5, 2008 for additional information related to these share-based compensation plans.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”) utilizing the modified prospective method. The Company reported $925,000 and $476,000 of excess tax benefits as financing cash inflows during the first six months of 2008 and 2007, respectively. Net cash proceeds from the exercise of stock options were $1,903,000 and $833,000 for the six months ended June 30, 2008 and 2007, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expected dividends	2.1%	2.0%	2.1%	2.0%
Expected volatility	24.1%	23.4%	23.9%	23.6%
Risk-free interest rate	4.6%	4.7%	4.6%	4.7%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$15.65	$15.94	$15.74	$16.06

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2008, there was $3,826,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.4 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

(dollars in thousands)	For the Six Months Ended
	June 30, 2008	June 30, 2007
Compensation expense related to stock options	$322	$303

The following table represents stock option activity for the six months ended June 30, 2008.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2007	1,536,883	$37.09
Granted	22,000	46.80
Exercised	(125,719)	20.54
Forfeited or expired	(12,348)	57.00

Outstanding options, June 30, 2008	1,420,816	$38.53	5.4 Years

Outstanding exercisable, June 30, 2008	1,157,146	$34.35	4.7 Years

384,970 shares were available for future stock option grants to employees and directors under existing plans at June 30, 2008. At June 30, 2008, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $13,623,000 and $13,621,000, respectively. The total intrinsic value of options exercised was $914,000 for the six months ended June 30, 2008.

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of June 30, 2008, unearned share-based compensation associated with these awards totaled $17,487,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

(dollars in thousands)	For the Six Months Ended
	June 30, 2008	June 30, 2007
Compensation expense related to restricted stock	$1,877	$1,694

The following table represents unvested restricted stock activity for the periods indicated.

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Balance, beginning of year	401,917	337,830
Granted	62,950	148,404
Forfeited	(17,338)	(5,828)
Earned and issued	(73,488)	(55,134)

Balance, June 30, 2008 and 2007, respectively	374,041	425,272

Note 5 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performed its annual impairment test of goodwill as of October 1, 2007. This test indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired. Management performed its annual impairment test for its title plant assets as of June 30, 2008. The test indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

As a result of the acquisitions of PIC and Pocahontas, the Company added $134,398,000 of goodwill during the first quarter of 2007. The Company added an additional $4,000,000 in goodwill during the second quarter of 2007 related to the United acquisition. During the first quarter of 2008, the Company recorded $4,953,000 in goodwill due to the acquisition of AAT and $631,000 due to the IAM acquisition.

The Company records other intangible assets that consist of core deposit intangibles, mortgage servicing rights, non-compete agreements, and title plants. As a result of the acquisitions during 2007, the Company added $12,646,000 of core deposit intangibles and $6,217,000 of title plants during 2007.

The following table summarizes the Company’s intangible assets subject to amortization.

	June 30, 2008			June 30, 2007
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$24,790	$7,338	$17,452	$22,925	$5,203	$17,722
Non-compete agreements	18	9	9	—	—	—
Mortgage servicing rights	218	200	18	313	286	27

Total	$25,026	$7,547	$17,479	$23,238	$5,489	$17,749

The amortization expense related to core deposit intangibles for the six months ended June 30, 2008 and 2007 was $1,150,000 and $1,209,000, respectively.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s current portfolio does not include Level 3 securities as of June 30, 2008.

Mortgage loans held for sale

As of June 30, 2008, the Company has $76,189,000 of conforming loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At June 30, 2008, the entire balance of $76,189,000 is recorded at cost.

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

Other Real Estate Owned (OREO)

As of June 30, 2008, the Company has $9,712,000 in OREO, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at June 30, 2008 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of change, together with the offsetting gain or loss to the hedged item attributable to the risk being hedged. Earnings will be affected to the extent to which the hedge is not effective in achieving offsetting changes in fair value. For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

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

Recurring Basis	June 30, 2008	Fair Value Measurements at June 30, 2008 Using
(dollars in thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available -for-sale securities	$888,934	$725,142	$163,792	$—
Derivative instruments	5,417	—	5,417

Total	$894,351	$725,142	$169,209	$—

Liabilities
Derivative instruments	5,869	—	5,869

Total	$5,869	$—	$5,869	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2008 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$420	$—

Change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$(7,239)

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis	June 30, 2008	Fair Value Measurements at June 30, 2008 Using
(dollars in thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
OREO	39	—	39	—

Total	$39	$—	$39	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2008. There are no unrealized or realized gains or losses included in earnings or changes in net assets for the first six months of 2008 related to these nonrecurring fair value measurements.

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

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the six month period ended June 30, 2008.

Note 7 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At June 30, 2008, the fair value of guarantees under commercial and standby letters of credit was $231,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At June 30, 2008 and 2007, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	2008	2007
Commitments to grant loans	$152,819	$124,833
Unfunded commitments under lines of credit	707,209	805,837
Commercial and standby letters of credit	23,135	19,844

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

Note 8 – Material Subsequent Event

On July 21, 2008, IBERIABANK issued and sold $25,000,000 of subordinated capital notes to a correspondent bank. The notes bear an interest rate equal to three-month LIBOR, plus 3.00% per annum until September 30, 2015, the maturity date. Quarterly interest payments are payable on March 31, June 30, September 30, and December 31 of each year beginning on September 30, 2008. The subordinated capital notes are not convertible. Subject to prior regulatory approval, IBERIABANK may redeem the subordinated capital notes, in full or in part in multiples of $1,000,000, on any interest payment date. The subordinated debt qualifies as tier 2 capital under regulatory guidelines.

Note 9 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will impact how entities apply the acquisition method to business combinations. Significant changes to how the Company accounts for business combinations under this Statement include 1) the acquisition date will be date the acquirer obtains control, 2) all identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date, 3) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, 4) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year, 5) acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred, 6) transaction costs will be expensed as incurred, 7) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period, and 8) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company will adopt the provisions of SFAS No. 162 when effective but does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Currently, the Company includes unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method. These awards will now be included in the calculation of basic earnings per share under the two-class method, a change that may reduce both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform to the provisions. Early application is not permitted. The Company is currently evaluating the effects EITF 03-6-1 will have on its earnings per share, but does not believe it will have a material effect on the operating results, financial position, or liquidity of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the six month period ended June 30, 2008. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2007 Annual Report on Form 10-K.

SECOND QUARTER OVERVIEW

During the second quarter of 2008, the Company reported net income of $9.5 million, or $0.74 per share on a diluted basis, representing a 5.0% decrease compared to net income of $10.0 million earned for the second quarter of 2007. On a per share basis, this represents a 4.3% decrease from the $0.78 per diluted share earned for the second quarter of 2007. For the year, the Company reported net income of $22.9 million, or $1.79 per diluted share, an increase of $3.7 million, or 19.3%, from the same period in 2007. Earnings per diluted share were up 16.7%, or $0.26, during the first six months of 2008.

Key components of the Company’s performance are summarized below.

•

Total assets at June 30, 2008 were $5.3 billion, up $406.9 million, or 8.3%, from $4.9 billion at December 31, 2007. The increase is primarily the result of an increase in cash and investment securities as a result of additional funding provided by the Company’s increased deposits. Asset growth is also a result of loan growth during the first and second quarters. Shareholders’ equity increased by $11.5 million, or 2.3%, from $498.1 million at December 31, 2007 to $509.5 million at June 30, 2008. The increase is the result of the comprehensive income earned during the quarter.

•

Total loans at June 30, 2008 increased to $3.5 billion, a $110.5 million increase over the $3.4 billion at December 31, 2007. The increase was spurred by commercial loan growth of $105.3 million, or 5.3%. Loan growth during the year was tempered by the sale of $30.4 million of credit card receivables in the first quarter.

•

Total customer deposits increased $551.8 million, or 15.8%, from $3.5 billion at December 31, 2007 to $4.0 billion at June 30, 2008. The increase was a result of the Company’s focused campaign on raising deposits during the year, as well as deposits acquired from ANB.

•

Net interest income increased $1.8 million, or 5.9%, for the three months ended June 30, 2008, compared to the same period of 2007. For the six months ended June 30, 2008, net interest income increased $7.1 million, or 12.3%, compared to the same period of 2007. These increases were attributable to increased volume due to growth in both the IBERIABANK and Pulaski Bank loan portfolios. The corresponding net interest margin ratios on a tax-equivalent basis were 2.89% and 3.09% for the quarters ended and 2.96% and 3.11% for the six months ended June 30, 2008 and 2007, respectively.

•

Noninterest income increased $0.9 million, or 4.0%, for the second quarter of 2008 as compared to the same period of 2007. For the six months ended June 30, 2008, noninterest income increased $13.0 million, or 36.1%, compared to the same period of 2007. The increase in the current quarter is due to additional service charges and fee income from the expanded customer base of the banks. The increase for the six month period was primarily the result of a $6.9 million gain on the sale of the $30.4 million in credit card receivables. The increase was also driven by higher title insurance income due to the acquisitions of United in the second quarter of 2007 and AAT in the first quarter of 2008. Service charges on deposit accounts and ATM and debit card income were also higher due to the expanded customer base from the acquisitions.

•

Noninterest expense increased $1.6 million, or 4.1%, for the quarter ended June 30, 2008, as compared to the same quarter last year. For the six months ended June 30, 2008, noninterest expense increased $9.3 million, or 13.7%, compared to the same period of 2007. The increase resulted primarily from higher salary and benefit costs, including mortgage-related commissions and payroll taxes, and FDIC insurance expense resulting from a larger deposit base from the ANB transaction as well as the Company’s deposit campaign. Noninterest expense also included merger related expenses of $0.7 million incurred in connection with the ANB transaction during the second quarter of 2008.

•

The Company recorded a provision for loan losses of $1.5 million during the second quarter of 2008, compared to a provision reversal of $0.6 million for the second quarter of 2007. For the six months ended June 30, 2008, the Company recorded a provision of $4.2 million, compared to a reversal of $0.4 million for the same period in 2007. The provision in the second quarter of 2008 is a result of loan growth during the quarter, while the increase in provision for the three and six month periods of 2008 is attributable to the portfolio growth and a decline in overall asset quality of portions of the Company’s loan portfolios. As of June 30, 2008, the allowance for loan losses as a percent of total loans was 1.12%, consistent with December 31, 2007 but slightly lower than the 1.19%, at June 30, 2007. Net charge-offs for the second quarter of 2008 were $1.0 million, or 0.11% of average loans on an annualized basis, compared to $0.3 million, or 0.04%, a year earlier.

•	In June 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with the same quarter of 2007.

•

On May 9, 2008, the Company acquired certain assets and assumed the insured, non-brokered deposits of ANB in Fayetteville-Springdale-Rogers, Arkansas MSA market area. At June 30, 2008, the ANB deposits totaled $133.3 million and loans were $2.8 million. The former ANB branches serve clients in eight banking offices throughout Northwest Arkansas.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $4.6 billion during the quarter ended June 30, 2008, an increase of $336.0 million, or 7.8%, from the year ended December 31, 2007. For the six months ended June 30, 2008, average earning assets amounted to $4.5 billion, an increase of $661.6 million, or 17.1%, from the same period of 2007, and an increase of $465.7 million, or 11.5%, from the year ended December 31, 2007.

Loans and Leases – The average loan portfolio increased $142.1 million, or 4.2%, during the first six months of 2008. On a period end basis, the loan portfolio increased $110.5 million.

The Company’s average loan to deposit ratios at June 30, 2008 and December 31, 2007 were 88.5% and 96.2%, respectively. At June 30, 2008, the percentage of fixed rate loans within the total loan portfolio remained consistent with year-end at 67%. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$500,329	$515,912	$(15,583)	(3.0)%
Construction/ Owner Occupied	57,998	60,558	(2,560)	(4.2)%

Total residential mortgage loans	558,327	576,470	(18,143)	(3.1)%
Commercial loans:
Real estate	1,449,844	1,369,882	79,962	5.8%
Business	659,854	634,495	25,359	4.0%

Total commercial loans	2,109,698	2,004,377	105,321	5.3%
Consumer loans:
Indirect automobile	248,172	240,860	7,312	3.0%
Home equity	473,876	424,716	49,160	11.6%
Other	150,473	183,616	(33,143)	(18.1)%

Total consumer loans	872,521	849,192	23,329	2.7%

Total loans receivable	$3,540,546	$3,430,039	$110,507	3.2%

Total commercial loans increased $105.3 million, or 5.3%, compared to December 31, 2007. Commercial loan growth was driven by commercial real estate loans, which increased $80.0 million, or 5.8%, compared to December 31, 2007.

The consumer loan portfolio increased $23.3 million, or 2.7%, compared to December 31, 2007. This increase was primarily the result of a $49.2 million, or 11.6% increase in home equity loans, which were partially offset by a $26.2 million, or 44.6% decrease in credit card loans due to the sale of $30.4 million in credit card receivables during the first quarter of 2008.

Total mortgage loans decreased $18.1 million, or 3.1% to $558.3 million compared to $576.5 million as of December 31, 2007. The decrease in mortgage loans is a result of increased loan sales to secondary markets during the first six months of the year. The Company continues to sell the majority of conforming mortgage loan originations, servicing released, in the secondary market and benefit from the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2008.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2007	$745,383	$59,494
Acquisition of securities	44,923	—
Transfer from HTM to AFS	2,298	(2,270)
Purchases	313,897	5,868
Sales	(49,176)	—
Principal maturities, prepayments and calls	(158,044)	(6,198)
Amortization of premiums and accretion of discounts	640	9
Increase (Decrease) in market value	(10,987)	—

Balance, June 30, 2008	$888,934	$56,903

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of June 30, 2008, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $12.9 million, or 43.1%, to $42.7 million at June 30, 2008, compared to $29.8 million at December 31, 2007. The excess funding provided by the Company’s deposits, as well as the acquisition of cash from ANB, attributed to the increase in short-term funds. The short-term investments will be used to fund future loan growth during 2008.

Mortgage Loans Held for Sale – Difficulties in the sub-prime mortgage industry over the past year have not had a significant impact on the Company’s mortgage operations. Loans held for sale increased $18.5 million, or 32.1%, to $76.2 million at June 30, 2008, compared to $57.7 million at December 31, 2007. The increase was a result of additional volume generated during the first six months of the year. Consistent with seasonal patterns, the Company originated $268 million in mortgage loans during the quarter, up 8% compared to the previous quarter. Originations were offset by $267 million in sales during the second quarter. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $41.9 million, or 0.79% of total assets at June 30, 2008, compared to $48.2 million, or 0.98% of total assets at December 31, 2007. Of the $41.9 million in nonperforming assets, $33.9 million relates to the Pulaski Bank franchise. Based on the requirements of SOP 03-3, no reserves associated with the acquired impaired loans were included in the consolidated balance sheet. Rather, loans recorded under SOP 03-3 were recorded at discounted values on the dates of acquisition. The allowance for loan losses amounted to 1.12% of total loans and 123.5% of total nonperforming loans at June 30, 2008, compared to 1.12% and 98.8%, respectively, at December 31, 2007. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	June 30, 2008	December 31, 2007
Nonaccrual loans:
Commercial, financial and agricultural	$24,222	$30,740
Mortgage	2,698	2,098
Loans to individuals	3,909	3,268

Total nonaccrual loans	30,829	36,107
Accruing loans 90 days or more past due	1,367	2,655

Total nonperforming loans (1)	32,196	38,762
OREO and foreclosed property	9,712	9,413

Total nonperforming assets (1)	41,908	48,175
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$41,908	$48,175

Nonperforming loans to total loans (1)	0.91%	1.13%
Nonperforming assets to total assets (1)	0.79%	0.98%
Allowance for loan losses to nonperforming loans (1)	123.5%	98.8%
Allowance for loan losses to total loans	1.12%	1.12%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Total nonperforming assets decreased $6.3 million or 13.0% from year-end, due primarily to the Company’s efforts to address risk in the Pulaski Bank builder construction portfolio. The Pulaski Bank builder construction portfolio continued its compression as homes were sold and loans paid down during the first six months of 2008. The portfolio totaled $44.9 million at June 30, 2008, down $8.4 million during the quarter.

Pulaski Bank’s nonperforming assets totaled $33.9 million at June 30, 2008, including $24.5 million of nonaccrual loans, compared to $41.3 million in nonperforming assets at December 31, 2007. The Pulaski Bank past dues are primarily construction and land development loans in Northwest Arkansas and Memphis. $16.0 million, or 35.6%, of the Pulaski Bank builder construction portfolio is on nonaccrual status at the end of the second quarter, and an additional $4.4 million is past due.

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the second quarter of 2008 were $1.0 million, or 0.11%, of average loans on an annualized basis, as compared to $0.3 million, or 0.04%, for the same quarter last year.

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

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at June 30, 2008 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first six months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$38,285
Provision charged to operations	4,231
Loans charged off	(4,158)
Recoveries	1,395

Balance, June 30, 2008	$39,753

The allowance for loan losses amounted to $39.8 million, or 1.12% of total loans at June 30, 2008 and December 31, 2007 and 1.19% as of June 30, 2007. Although asset quality in the Pulaski builder construction portfolio declined from June 30, 2007, asset quality in the IBERIABANK and other Pulaski portfolios improved as trouble credits were charged off during 2008.

Other Assets

The following table details the changes in other asset categories during the first six months of 2008.

(dollars in thousands)	June 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$239,846	$123,105	$116,741	94.8%
Premises and equipment	134,344	122,452	11,892	9.7
Bank-owned life insurance	66,464	64,955	1,509	2.3
Goodwill	236,761	231,177	5,584	2.4
Core Deposit Intangibles	17,452	16,736	716	4.3
Title plant intangibles	6,714	6,714	—	—
Accrued interest receivable	20,870	22,842	(1,972)	(8.6)
FHLB and FRB stock	30,030	37,998	(7,968)	(21.0)
Other	48,570	36,653	11,917	32.5

Total	$801,051	$662,632	$138,419	20.9%

The $116.7 million increase in cash and due from banks results from the Company’s investment of additional deposits generated during the Company’s deposit campaign in short-term investments, as well as cash acquired from ANB.

The $11.9 million increase in premises and equipment is primarily the result of $14.0 million in branches and equipment acquired from ANB.

Goodwill increased during 2008 due to the acquisitions of AAT and IAM. The AAT acquisition resulted in an additional $4.9 million of goodwill and the IAM acquisition resulted in additional goodwill of $0.6 million.

The increase in core deposit intangibles is due to the $1.9 million deposit premium paid to acquire ANB insured deposits.

The $2.0 million decrease in accrued interest receivable from year-end is due to a decrease in interest rates earned during the current period and the timing of interest payments during the quarter.

The decrease in FHLB stock is a result of the automatic repurchase of $7.6 million of FHLB stock at IBERIABANK during the second quarter. The repurchase is mandatory for eligible stock based on FHLB regulations.

The $11.9 million increase in other assets is primarily the result of $6.6 million in fed funds sold during the first half of 2008. The Company did not have funds sold at year-end. The Company also experienced an increase of $1.2 million in the market value of its derivatives and modest increases in prepaid assets, receivables, and other real estate owned.

There were no significant changes in the bank-owned life insurance or title plant balances since year-end.

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

Deposits – Total end of period deposits increased $551.8 million, or 15.8%, to $4.0 billion at June 30, 2008, compared to $3.5 billion at December 31, 2007. The increase was a result of new deposits gathered during the Company’s deposit campaign and deposits of $133.3 million acquired from ANB. The campaign was able to bring in new accounts to both IBERIABANK and Pulaski Bank.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	June 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$519,516	$468,001	$51,515	11.0%
NOW accounts	817,474	828,099	(10,625)	(1.3)
Savings and money market accounts	1,038,965	766,429	272,536	35.6
Certificates of deposit	1,660,666	1,422,299	238,367	16.8

Total deposits	$4,036,621	$3,484,828	$551,793	15.8%

Short-term Borrowings – Short-term borrowings decreased $314.7 million, or 72.1%, from December 31, 2007 to June 30, 2008 to $121.5 million. The decrease was a result of two primary factors. The Company was successful in increasing deposits during the first six months of the year and thus was able to use deposits to fund loan originations during the period. In addition, in order to take advantage of lower cost long-term funding, the Company lengthened its liability structure by borrowing long-term funds to lock in more favorable long-term funding rates.

The Company’s short-term borrowings at June 30, 2008 were comprised of $7.0 million in advances from a correspondent bank and $114.5 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 1.53% and 4.48% for the quarters ended June 30, 2008 and 2007, respectively. The decrease in the average rate is a result of the decrease in bank borrowing rates since the second quarter of 2007.

At June 30, 2008, the Company was not in compliance with one of the financial covenants on its $25.0 million line of credit with a correspondent bank. The Company’s return on average assets, calculated at 0.73% and defined for purposes of the agreement as the Company’s net income as a percentage of average total assets, did not meet the minimum ratio of 0.85% specified in the agreement. Non-compliance with the financial covenants could terminate the agreement, thereby making the advances, $7.0 million at June 30, 2008, plus accrued interest and fees, payable immediately. Subsequent to June 30, 2008, the Company obtained a written waiver of this default for the fiscal quarter ended June 30, 2008.

Long-term Borrowings – Long-term borrowings increased $112.1 million, or 24.5%, to $569.7 million at June 30, 2008, compared to $457.6 million at December 31, 2007. The increase in borrowings from December 31, 2007 is a result of two actions during the first half of the year: The Company executed its strategy to lengthen the terms of FHLB advances and issued an additional $7.0 million in trust preferred securities. The trust preferred securities were issued at 350 basis points above LIBOR.

At June 30, 2008, the Company’s long-term borrowings were comprised of $445.9 million of fixed and variable rate advances from the FHLB of Dallas, $11.7 million of advances from a correspondent bank and $112.1 million in junior subordinated debt. The average rates paid on long-term borrowings were 4.33% and 5.23% for the quarters ended June 30, 2008 and 2007, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2008, shareholders’ equity totaled $509.5 million, an increase of $11.5 million, or 2.3%, compared to $498.1 million at December 31, 2007. The following table details the changes in shareholders’ equity during the first six months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$498,059
Net income	22,881
Additional equity contribution to joint venture	10
Sale of treasury stock for stock options exercised, net of shares surrendered	2,244
Cash dividends declared	(8,812)
Change in other comprehensive income	(7,239)
Adoption of EITF 06-4	(71)
Share-based compensation cost	2,462

Balance, June 30, 2008	$509,534

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 2.4% of total shares outstanding. As of June 30, 2008, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first six months of 2008, the Company did not repurchase any shares of its common stock.

RESULTS OF OPERATIONS

The Company reported net income for the second quarter of 2008 of $9.5 million, compared to $10.0 million earned during the second quarter of 2007, a decrease of $0.5 million, or 5.0%. On a per share basis, the $0.74 earned per diluted share for the second quarter of 2008 represents a 4.3% decrease from the $0.78 earned for the second quarter of 2007. For the six months ended June 30, 2008, the Company reported net income of $22.9 million, compared to $19.2 million earned during the same period of 2007, an increase of $3.7 million, or 19.3%. On a per share basis, the $1.79 earned for the six months ended June 30, 2008 represents a 16.7% increase from the $1.53 per diluted share earned for the six months ended June 30, 2007.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $1.8 million, or 5.9%, to $32.5 million for the three months ended June 30, 2008, compared to $30.7 million for the three months ended June 30, 2007. The increase was due to a $2.5 million, or 7.1%, decrease in interest expense, which was partially offset by a $0.7 million, or 1.1%, decrease in interest income. The decrease in interest income from the second quarter of 2007 was the results of an 80 basis point, or 12.3%, decrease in the average yield of interest-earning assets. The decrease in interest expense was also driven by lower rates. The average rate of interest-bearing liabilities decreased 68 basis points, or 17.8%, from the second quarter of 2007.

Net interest income increased $7.1 million, or 12.3%, to $65.3 million for the six months ended June 30, 2008, compared to $58.2 million for the six months ended June 30, 2007. The increase was due to a $9.5 million, or 7.7%, increase in interest income, which was partially offset by a $2.4 million, or 3.7%, increase in interest expense. The increase in net interest income was the result of a $661.6 million, or 17.1%, increase in the average balance of earning assets, which was partially offset by a $631.3 million, or 18.3%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and rate on average interest-bearing liabilities decreased 54 and 48 basis points during this period, respectively.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.57% during the three months ended June 30, 2008, compared to 2.69% for the comparable period in 2007. For the six months ended June 30, 2008 and 2007, the average interest rate spread was 2.63% and 2.69%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 2.89% and 3.09% for the three months ended June 30, 2008 and June 30, 2007, respectively. For the six months ended June 30, 2008 and 2007, the net interest margin on a taxable equivalent basis was 2.96% and 3.11%, respectively.

As of June 30, 2008, the Company’s interest rate risk model indicated that the Company is slightly asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	2.8%
+100	1.5
-100	(1.4)
-200	(4.8)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At June 30, 2008, the Company had interest rate swaps in the notional amount of approximately $195.7 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At June 30, 2008, the Company had $80.4 million notional amount of interest rate contracts with corporate customers and $80.4 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three and six month periods ended June 30, 2008 and 2007.

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

(dollars in thousands)	Three Months Ended June 30,						Six Months Ended June 30,
	2008			2007			2008			2007
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$563,072	$8,265	5.87%	$569,351	$8,323	5.85%	$569,084	$16,804	5.91%	$554,126	$16,085	5.81%
Commercial loans (TE) (2)	2,075,062	28,896	5.64%	1,751,960	29,891	6.91%	2,037,489	59,670	5.93%	1,634,310	55,042	6.87%
Consumer and other loans	849,782	14,942	7.07%	791,414	14,979	7.59%	834,017	30,544	7.36%	743,489	27,966	7.59%

Total loans	3,487,916	52,103	6.03%	3,112,725	53,193	6.89%	3,440,590	107,018	6.27%	2,931,925	99,093	6.85%
Mortgage loans held for sale	73,610	1,067	5.80%	89,505	1,263	5.64%	65,525	1,865	5.69%	72,709	2,111	5.81%
Investment securities (TE) (2)(3)	879,303	10,620	5.07%	827,002	10,382	5.26%	850,167	20,745	5.12%	793,388	19,667	5.19%
Other earning assets	183,779	1,330	2.91%	63,829	978	6.15%	171,866	2,802	3.28%	68,485	2,045	6.02%

Total earning assets	4,624,608	65,120	5.72%	4,093,061	65,816	6.52%	4,528,148	132,430	5.93%	3,866,507	122,916	6.47%

Allowance for loan losses	(39,531)			(38,421)			(38,537)			(36,702)
Nonearning assets	628,772			569,136			614,769			521,816

Total assets	$5,213,849			$4,623,776			$5,104,380			$4,351,621

Interest-bearing liabilities:
Deposits:
NOW accounts	$826,131	$3,022	1.47%	$845,560	$5,517	2.62%	$837,705	$6,983	1.68%	$816,732	$10,752	2.65%
Savings and money market accounts	969,195	5,602	2.32%	770,496	5,361	2.79%	875,542	10,189	2.34%	736,393	10,079	2.76%
Certificates of deposit	1,660,952	17,235	4.17%	1,373,393	15,982	4.67%	1,585,143	34,273	4.35%	1,290,676	29,462	4.60%

Total interest-bearing deposits	3,456,278	25,859	3.01%	2,989,449	26,860	3.60%	3,298,390	51,445	3.14%	2,843,801	50,293	3.57%
Short-term borrowings	129,796	503	1.53%	345,226	3,908	4.48%	236,229	3,204	2.68%	285,141	6,218	4.34%
Long-term debt	573,563	6,285	4.33%	331,561	4,384	5.23%	540,331	12,482	4.57%	314,682	8,250	5.21%

Total interest-bearing liabilities	4,159,637	32,647	3.15%	3,666,236	35,152	3.83%	4,074,950	67,131	3.30%	3,443,624	64,761	3.78%

Noninterest-bearing demand deposits	482,845			448,652			463,565			429,320
Noninterest-bearing liabilities	57,298			33,181			52,027			31,647

Total liabilities	4,699,780			4,148,069			4,590,542			3,904,591
Shareholders’ equity	514,069			475,707			513,838			447,030

Total liabilities and shareholders’ equity	$5,213,849			$4,623,776			$5,104,380			$4,351,621

Net earning assets	$464,971			$426,825			$453,198			$422,883

Ratio of earning assets to interest-bearing liabilities	111.18%			111.64%			111.12%			112.28%

Net Interest Spread		$32,473	2.57%		$30,664	2.69%		$65,299	2.63%		$58,155	2.69%

Tax-equivalent Benefit			0.10%			0.12%			0.11%			0.12%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$33,692	2.89%		$31,883	3.09%		$67,717	2.96%		$60,482	3.11%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

While the vast majority of the Company’s loan portfolio performed well during the first six months of 2008, the builder construction loan portfolio in the Northwest Arkansas and Memphis areas exhibited credit deterioration during 2007 as a result of slow housing conditions that continues to be monitored in 2008. As a result, on a consolidated basis, the Company recorded a provision for loan losses of $1.5 million in the second quarter of 2008. This represents an increase of $2.1 million over the reversal of $0.6 million recorded in the same period of 2007. For the six months ended June 30, 2008, there was a provision for loan losses of $4.2 million compared to a reversal of $0.4 million for the same period in 2007. The increase in the provision is a result of loan growth and noted deterioration in Pulaski Bank’s builder construction portfolio, as well as higher chargeoffs during the current quarter. $0.4 million of the provision for the period was attributable to the builder construction portfolio.

Net chargeoffs were $1.0 million for the second quarter of 2008, or an annualized chargeoff percentage of 0.11%. Net chargeoffs during the second quarter of 2007 were at 0.04% of the consolidated loan portfolio. Year-to-date chargeoffs totaled $2.2 million in the Pulaski Bank loan portfolio and $1.9 million in the IBERIABANK loan portfolio. The increase in net chargeoffs over the second quarter of 2007 is a result of increased Pulaski Bank chargeoffs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen asset quality decline in the Pulaski Bank markets. Net chargeoffs in the second quarter of 2007 included recoveries of $0.7 million. Recoveries in the second quarter of 2008 totaled $0.8 million.

Although some credit deterioration has been noted, the Company believes the allowance is adequate at June 30, 2008 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, remained consistent at 1.12% from December 31, 2007 to June 30, 2008.

Noninterest Income – The Company’s total noninterest income was $22.7 million for the three months ended June 30, 2008, $0.9 million, or 4.0%, higher than the $21.8 million earned for the same period in 2007. Noninterest income increased $13.0 million, or 36.1%, for the six months ended June 30, 2007, to $49.0 million, compared to $36.0 million for the six months ended June 30, 2007. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(dollars in thousands)	2008	2007		2008	2007
Service charges on deposit accounts	$5,935	$5,025	18.1%	$11,049	$9,046	22.2%
ATM/debit card fee income	1,608	1,096	46.8	3,015	2,070	45.7
Income from bank owned life insurance	767	592	29.5	1,509	2,088	(27.7)
Gain on sale of loans, net	4,690	4,896	(4.2)	16,037	7,703	108.2
Gain (loss) on sale of assets	8	94	(91.5)	9	110	(91.8)
Gain (loss) on sale of AFS investments, net	482	—	—	605	11	5,400.0
Gain on sale of equity investments	—	824	—	—	824	—
Title income	5,472	5,824	(6.1)	9,981	8,017	24.5
Broker commissions	1,682	1,387	21.2	2,972	2,664	11.6
Other income	2,039	2,073	(1.6)	3,792	3,443	10.1

Total noninterest income	$22,683	$21,811	4.0%	$48,969	$35,976	36.1%

Service charges on deposit accounts increased $0.9 million for the second quarter and $2.0 million for the six months of 2008 compared to the same periods last year primarily due to increased customer volume. The increase in customer base is attributable to the PIC, Pocahontas, and ANB acquisitions.

ATM/debit card fee income increased $0.5 million compared to the same quarter last year and $0.9 million for the first six months of 2008 primarily due to the expanded cardholder base attributable to the PIC and Pocahontas acquisitions and increased usage by customers.

Income from bank owned life insurance increased $0.2 million compared to the same quarter last year and decreased $0.6 million for the first six months of 2008 as the Company received the proceeds from a death benefit of $0.9 million on an insured former employee during the first quarter of 2007.

Gains on the sale of loans decreased $0.2 million compared to the same quarter last year and increased $8.3 million for the first six months of 2008 primarily due to the $6.9 million gain on the sale of approximately $30.4 million in credit card receivables during the first quarter, consistent with past practices at Pulaski Bank. Additional volume due to the PIC and Pocahontas acquisitions accounted for the remainder of the increase from 2007. The decrease in gains during the second quarter is a result of the sale of $3.9 million in troubled commercial credits, which resulted in a $0.5 million loss.

Gain on the sale of equity investments in the second quarter of 2007 reflects the sale of all of the Company’s MasterCard stock. The gain on the sale of AFS investments in the second quarter of 2008 resulted from the sale of $21.3 million in agency and mortgage-backed securities with the proceeds used to invest in collateralized mortgage obligations and municipal securities.

Title income decreased $0.4 million compared to the same quarter last year as LTC’s business has been affected by the soft market in Arkansas. Title income has increased, however, $2.0 million for the first six months of 2008 primarily due to the acquisitions of United in April of 2007 and AAT in March 2008.

Other noninterest income increased $0.3 million in the first six months of the year as a result of higher fees earned from credit card transactions, as well as trust income earned through Pulaski Bank and income from cash settlements of interest rate swap transactions.

Noninterest Expense – The Company’s total noninterest expense was $40.3 million for the three months ended June 30, 2008, $1.6 million, or 4.1%, higher than the $38.7 million incurred for the same period in 2007. Noninterest expense increased $9.3 million, or 13.7%, for the six months ended June 30, 2008, to $77.1 million, compared to $67.8 million for the six months ended June 30, 2007. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(dollars in thousands)	2008	2007		2008	2007
Salaries and employee benefits	$22,393	$21,873	2.4%	$43,311	$39,370	10.0%
Occupancy and equipment	5,617	5,272	6.6	10,948	9,218	18.8
Franchise and shares tax	625	602	3.8	1,236	1,180	4.7
Communication and delivery	1,515	1,674	(9.5)	3,202	2,830	13.1
Marketing and business development	764	930	(17.8)	1,623	1,495	8.6
Data processing	1,669	1,499	11.3	3,092	2,677	15.5
Printing, stationery and supplies	505	682	(26.0)	1,005	1,093	(8.1)
Amortization of acquisition intangibles	575	673	(14.6)	1,150	1,209	(4.9)
Professional services	1,172	1,148	2.1	2,283	1,914	19.3
Other expenses	5,447	4,339	25.5	9,229	6,803	35.7

Total noninterest expense	$40,282	$38,692	4.1%	$77,079	$67,789	13.7%

Salaries and employee benefits increased $0.5 million for the second quarter and $3.9 million for the first six months of 2008 primarily due to the acquisitions and higher mortgage-related commissions.

Occupancy and equipment expense increased $0.3 million for the second quarter and $1.7 million for the first six months of 2008 due primarily to the facilities costs associated with new branches at Pulaski Bank, as well as an increase in rent expense in the current year from additional LTC locations and renewals of current property rentals.

Communication and delivery charges and data processing expenses both increased $0.2 million and $0.4 million in 2008 compared to the same three and six-month periods in 2007. These increases are primarily a result of merger- related expenses from the ANB acquisition. The FDIC charged the Company deposit processing fees at ANB throughout the second quarter of 2008 from the acquisition date to settlement.

Marketing and business development expenses decreased $0.2 million in the current year as a result of a higher level of customer notifications, advertisements and direct mailing expenses from the PIC and Pocahontas acquisitions in 2007.

Professional services expense was $0.4 million higher for the current six month period compared to the same period last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the acquisitions and the increased size and complexity of the Company.

Other noninterest expenses increased $1.1 million in the second quarter and $2.4 million for the first six months of 2008 as a result of the growth of the Company, primarily through the ANB acquisition. Bank service charges, credit card expenses, and ATM/debit card expenses all reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and Pulaski Bank franchises, as well as expenses incurred by United and AAT. Other expenses also include FDIC deposit insurance premiums. The increase in FDIC premiums in the current year is due to a larger deposit base from the ANB transaction and the Company’s deposit campaign.

Income Tax Expense – Income tax expense decreased $0.5 million, or 12.4%, for the three months ended June 30, 2008 to $3.8 million, compared to $4.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, income tax expense increased $2.5 million, or 33.6%, to $10.0 million, compared to $7.5 million for the six months ended June 30, 2007. The fluctuations from prior periods correspond to the changes in income for the similar periods.

The effective tax rates for the three months ended June 30, 2008 and 2007 were 28.6% and 30.3% respectively. The effective tax rates for the six months ended June 30, 2008 and 2007 were 30.6% and 28.2%, respectively. The difference in the effective tax rates for the periods presented is a result of the relative tax-exempt interest income levels during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2008 totaled $1.3 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flow provided by (used in) operations	$33,253	$6,493
Cash flow used in investing	(75,703)	(194,104)
Cash flow provided by financing	159,191	246,157

Net increase in cash and cash equivalents cash flow	$116,741	$58,546

The Company had operating cash flow of $33.3 million during the first six months of 2008, $26.8 million higher than in the same period of 2007. The increase was primarily due to higher sales in the Company’s loans held for sale portfolio. Net fundings of held for sale decreased $24.6 million in 2008, as sales volume has increased during the current six months. The Company also recorded higher net income and non-cash expenses, including its provision for loan losses, during 2008.

Cash used in investing activities decreased $118.4 million during the first six months of 2008 compared to the same period in 2007 primarily due to cash inflows from the ANB acquisition and the sale of credit card receivables, resulting in proceeds of $37.4 million. Use of funds to purchase investment securities accounted for the majority of cash outflows during the first six months of 2008.

Net financing cash flows decreased $87.0 million from the first six months of 2007 to the six months of 2008, primarily due to an increase in deposits of $367.8 million. The deposits provided funds the Company used to repay short-term borrowings. The Company was able to pay down short-term borrowings by $314.7 million during 2008. Additional financing cash inflow came in the form of long-term borrowings, as the Company extended some of its borrowing to take advantage of lower interest rates.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2008, the Company had $444.7 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at June 30, 2008 were $745.5 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $170 million in the form of federal funds and other lines of credit. At June 30, 2008, the Company had $7.0 million outstanding on these lines and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2008, the total approved unfunded loan commitments outstanding amounted to $152.8 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $707.2 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2008, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of June 30, 2008.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$358,922	7.25%	$197,797	4.00%
Tier 1 Risk-Based	$358,922	9.34%	$153,512	4.00%
Total Risk-Based	$398,675	10.37%	$307,023	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008. Additional information at June 30, 2008 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

See Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, which is incorporated herein by reference.

Item 5.	Other Information

Effective June 19, 2008, the Compensation Committee awarded 825 shares of the restricted common stock to each of the Company’s non-employee directors. The awards will vest at the rate of one-third (33-1/3%) upon each of the three anniversaries of the annual meeting of the Company’s shareholders following the date of the awards and are subject to other terms and conditions of the restricted stock award agreement, attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit No. 4.1	Subordinated Capital Note, Series 2008-1, dated July 21, 2008, issued and sold by IBERIABANK to SunTrust Bank.

Exhibit No. 10.1	Restricted Stock Agreements under the IBERIABANK Corporation 2008 Stock Incentive Plan (“2008 Plan”).

Exhibit No. 10.2	Stock Option Agreement under the 2008 Plan.

Exhibit No. 10.3	Subordinated Capital Note Purchase/Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: August 11, 2008	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer