Form 10-Q
period 2008-09-30
IBERIABANK CORP
filed 2008-11-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 31, 2008, the Registrant had 12,977,883 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$206,984	$93,263
Interest-bearing deposits in banks	40,529	29,842

Total cash and cash equivalents	247,513	123,105
Securities available for sale, at fair value	842,432	745,383
Securities held to maturity, fair values of $55,912 and $60,125, respectively	56,713	59,494
Mortgage loans held for sale	61,419	57,695
Loans, net of unearned income	3,629,372	3,430,039
Allowance for loan losses	(39,551)	(38,285)

Loans, net	3,589,821	3,391,754
Premises and equipment, net	131,762	122,452
Goodwill	236,761	231,177
Other assets	184,908	185,898

Total Assets	$5,351,329	$4,916,958

Liabilities
Deposits:
Noninterest-bearing	$573,836	$468,001
Interest-bearing	3,361,088	3,016,827

Total deposits	3,934,924	3,484,828
Short-term borrowings	245,973	436,146
Long-term debt	563,862	457,624
Other liabilities	88,040	40,301

Total Liabilities	4,832,799	4,418,899

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 25,000,000 shares authorized; 14,799,759 shares issued	14,800	14,800
Additional paid-in-capital	365,247	361,746
Retained earnings	216,297	197,911
Accumulated other comprehensive income	275	5,725
Treasury stock at cost - 1,822,563 and 2,025,591 shares, respectively	(78,089)	(82,123)

Total Shareholders’ Equity	518,530	498,059

Total Liabilities and Shareholders’ Equity	$5,351,329	$4,916,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans, including fees	$53,327	$56,512	$160,344	$155,604
Mortgage loans held for sale, including fees	959	1,276	2,824	3,388
Investment securities:
Taxable interest	9,981	9,605	28,808	27,521
Tax-exempt interest	966	960	2,884	2,711
Other	1,090	996	3,893	3,041

Total interest and dividend income	66,323	69,349	198,753	192,265

Interest Expense
Deposits	23,993	27,174	75,437	77,467
Short-term borrowings	772	5,405	3,976	11,623
Long-term debt	6,380	4,697	18,863	12,947

Total interest expense	31,145	37,276	98,276	102,037

Net interest income	35,178	32,073	100,477	90,228
(Reversal of) Provision for loan losses	2,131	(1,693)	6,362	(2,077)

Net interest income after provision for loan losses	33,047	33,766	94,115	92,305

Noninterest Income
Service charges on deposit accounts	6,124	5,300	17,173	14,345
ATM/debit card fee income	2,001	1,440	5,016	3,509
Income from bank owned life insurance	778	688	2,287	2,775
Gain on sale of loans, net	4,966	4,770	21,003	12,473
Title income	5,215	4,913	15,196	12,930
Broker commissions	1,399	1,281	4,372	3,946
Other income	2,092	1,935	6,498	6,324

Total noninterest income	22,575	20,327	71,545	56,302

Noninterest Expense
Salaries and employee benefits	23,297	20,451	66,609	59,821
Occupancy and equipment	6,644	5,313	17,592	14,531
Franchise and shares tax	666	633	1,902	1,813
Communication and delivery	1,691	1,681	4,893	4,510
Marketing and business development	872	750	2,495	2,245
Data processing	1,669	1,375	4,761	4,052
Printing, stationery and supplies	603	585	1,607	1,678
Amortization of acquisition intangibles	575	496	1,725	1,705
Professional services	1,547	1,023	3,830	2,936
Other expenses	6,031	3,987	15,261	10,792

Total noninterest expense	43,595	36,294	120,675	104,083

Income before income tax expense	12,027	17,799	44,985	44,524
Income tax expense	3,272	5,738	13,349	13,281

Net Income	$8,755	$12,061	$31,636	$31,243

Earnings per share - basic	$0.70	$0.97	$2.53	$2.57

Earnings per share - diluted	$0.68	$0.94	$2.47	$2.48

Cash dividends declared per share	$0.34	$0.34	$1.02	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	$12,379	$214,483	$173,794	$(3,306)	$(77,799)	$319,551
Comprehensive income:
Net income			31,243			31,243
Change in unrealized gain on securities available for sale, net of taxes				2,005		2,005
Change in fair value of derivatives used for cash flow hedges, net of taxes				(152)		(152)

Total comprehensive income						33,096
Cash dividends declared, $1.00 per share			(12,845)			(12,845)
Consolidation of joint venture		53	(5)			48
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 87,419 shares		603			1,397	2,000
Common stock issued for vested restricted stock, net of shares forfeited		(2,855)			2,855	—
Common stock issued for acquisition	2,421	142,190				144,611
Share-based compensation cost		3,408				3,408
Treasury stock acquired at cost					(7,884)	(7,884)

Balance, September 30, 2007	$14,800	$357,882	$192,187	$(1,453)	$(81,431)	$481,985

Balance, December 31, 2007	$14,800	$361,746	$197,911	$5,725	$(82,123)	$498,059
Cumulative effect adjustment-Adoption of EITF 06-4			(71)			(71)

Balance after adjustment, December 31, 2007	14,800	361,746	197,840	5,725	(82,123)	497,988
Comprehensive income:
Net income			31,636			31,636
Change in unrealized gain on securities available for sale, net of taxes				(5,456)		(5,456)
Change in fair value of derivatives used for cash flow hedges, net of taxes				6		6

Total comprehensive income						26,186
Cash dividends declared, $1.02 per share		(45)	(13,179)			(13,224)
Equity contribution to joint venture		10				10
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 168,860 shares		919			2,832	3,751
Common stock issued for vested restricted stock, net of shares forfeited		(1,202)			1,202	—
Share-based compensation cost		3,819				3,819

Balance, September 30, 2008	$14,800	$365,247	$216,297	$275	$(78,089)	$518,530

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$31,636	$31,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,243	7,321
(Reversal of) Provision for loan losses	6,362	(2,077)
Noncash compensation expense	3,819	3,408
Gain on sale of assets	(166)	(122)
Gain on sale of credit card receivables	(6,901)	—
Loss (Gain) on sale of investments	(585)	(39)
Amortization of premium/discount on investments	(880)	(2,130)
Derivative gains on swaps	90	481
Mortgage loans held for sale
Originations	(738,758)	(571,216)
Proceeds from sales	749,135	574,570
Gain on sale of loans, net	(14,101)	(12,473)
Cash retained from tax benefit associated with share-based payment arrangements	(1,638)	(582)
Other operating activities, net	36,293	16,027

Net Cash Provided by Operating Activities	73,549	44,411

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	55,752	2,315
Proceeds from maturities, prepayments and calls of securities available for sale	254,758	206,715
Purchases of securities available for sale	(367,289)	(226,286)
Proceeds from maturities, prepayments and calls of securities held to maturity	9,190	12,029
Purchases of securities held to maturity	(8,657)	—
Proceeds from sale of loans	37,402	—
Increase in loans receivable, net, excluding sale of credit card receivables	(243,914)	(318,567)
Proceeds from sale of premises and equipment	2,208	1,021
Purchases of premises and equipment	(4,916)	(13,003)
Proceeds from disposition of real estate owned	7,580	3,108
Cash received (paid) in excess of cash paid (received) in acquisition	128,464	(5,836)
Other investing activities, net	6,723	(9,171)

Net Cash Used in Investing Activities	(122,699)	(347,675)

Cash Flows from Financing Activities
Increase in deposits	266,062	22,203
Net change in short-term borrowings	(190,173)	216,477
Proceeds from long-term debt	149,800	110,000
Repayments of long-term debt	(42,727)	(20,639)
Dividends paid to shareholders	(13,110)	(11,795)
Proceeds from sale of treasury stock for stock options exercised	2,787	1,418
Payments to repurchase common stock	(719)	(7,884)
Cash retained from tax benefit associated with share-based payment arrangements	1,638	582

Net Cash Provided by Financing Activities	173,558	310,362

Net Increase In Cash and Cash Equivalents	124,408	7,098
Cash and Cash Equivalents at Beginning of Period	123,105	84,905

Cash and Cash Equivalents at End of Period	$247,513	$92,003

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$10,665	$6,943

Common stock issued in acquisition	$—	$144,611

Exercise of stock options with payment in company stock	$195	$529

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$100,408	$97,464

Income taxes, net	$7,493	$1,999

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

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries: IBERIABANK, Pulaski Bank and Trust Company (“Pulaski Bank”), and Lenders Title Company (“LTC”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in three states through IBERIABANK and Pulaski Bank. The Company also operates mortgage production offices in eight states through Pulaski Bank’s subsidiary, Pulaski Mortgage Company (“PMC”) and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries.

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

Note 2 – Acquisition Activity

Pulaski Investment Corporation

On January 31, 2007, the Company acquired all of the outstanding stock of Pulaski Investment Corporation (“PIC”), the holding company for Pulaski Bank of Little Rock, Arkansas, for 1,133,064 shares of the Company’s common stock and cash of $65.0 million. The transaction was accounted for as a purchase and had a total value of $130,818,000. The acquisition extended the Company’s presence into central Arkansas and other states through its mortgage subsidiary, PMC. The PIC transaction resulted in $92,441,000 of goodwill and $5,617,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

Pocahontas Bancorp. Inc.

On February 1, 2007, the Company acquired all of the outstanding stock of Pocahontas Bancorp, Inc. (“Pocahontas”), the holding company for First Community Bank (“FCB”) of Jonesboro, Arkansas, for 1,287,793 shares of the Company’s common stock. The transaction was accounted for as a purchase and had a total value of $75,424,000. The acquisition extended the Company’s presence into Northeast Arkansas. The Pocahontas transaction resulted in $41,956,000 of goodwill and $7,029,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using the straight line method.

Pulaski Bank and FCB were merged on April 22, 2007. The combined financial institution is a federal stock savings bank headquartered in Little Rock, Arkansas and operates under the corporate title of “Pulaski Bank and Trust Company”.

United Title of Louisiana, Inc.

The Company acquired United Title of Louisiana, Inc. (“United”) on April 2, 2007. United operates eight offices in Louisiana. The transaction was accounted for as a purchase and had a total value of approximately $5,800,000. United operates as a subsidiary of LTC.

Kingdom Capital Management, Inc.

The Company acquired Kingdom Capital Management, Inc. (“Kingdom Capital”) on January 7, 2008. Kingdom Capital provides comprehensive fee-based private wealth management services in New Orleans, Louisiana for private banking clients, pension funds, corporations, and trusts. Upon acquisition, Kingdom Capital began doing business as IBERIABANK Asset Management, Inc. (“IAM”). The transaction had a total value of $650,000.

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

The assets of ANB purchased by Pulaski Bank include $180,046,000 in cash, including fed funds and deposits with the Federal Reserve, $46,039,000 of investment securities, all of which are U.S. Treasury and agency securities, $1,945,000 of loans secured by deposits, and $194,000 of accrued interest. Pulaski Bank also acquired $12,874,000 in premises, furniture, fixtures, and equipment associated with these offices.

The FDIC has the right to retain or repurchase certain loans deemed essential to its role as receiver, including loans to officers, directors and affiliates of ANB, loans related to investigations or legal proceedings by the receiver, and loans secured by collateral that also secures assets owned by the receiver.

Pulaski Bank assumed $189,415,000 in insured deposits associated with this transaction. Insured deposits include public fund deposits to the extent those deposits were properly secured and exclude brokered and uninsured deposits. In association with this transaction, Pulaski Bank paid a deposit premium of $1,865,000. Pulaski Bank also assumed certain liabilities, primarily accrued interest payable of $512,000 on deposits.

The assets purchased and liabilities assumed in the ANB transaction are subject to adjustment up to the settlement date to reflect the actual book value of the assets and liabilities acquired. The settlement date of the transaction was to be 180 days after the closing date, but has been extended by the FDIC an additional 30 days.

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

Pulaski Bank paid deposit processing fees to the FDIC of $244,000 during 2008. In addition, the Company paid additional merger-related expenses during the second and third quarters of 2008 of $2,280,000 including salaries and personnel costs of temporary employees, travel expenses, and legal and professional services. These fees and other costs were expensed as incurred.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The following pro forma information for the nine months ended September 30, 2007 reflects the Company’s estimated consolidated results of operations as if the acquisitions of PIC and Pocahontas occurred at January 1, 2007, unadjusted for potential cost savings. The effect of the acquisitions of United, AAT, and ANB are not included in the pro forma results below, as inclusion of the results of operations of those acquired entities would not have a material effect on the consolidated pro forma results for the nine months ended September 30, 2008 and 2007.

(dollars in thousands, except per share data)	2007
Interest and noninterest income	$198,842
Net income	$30,864

Earnings per share – basic	$2.49
Earnings per share – diluted	$2.40

Note 3 – Earnings Per Share

For the three months ended September 30, 2008, basic earnings per share were based on 12,570,765 weighted average shares outstanding and diluted earnings per share were based on 12,928,368 weighted average shares outstanding. For the three months ended September 30, 2007, per share earnings were based on 12,393,968 and 12,789,353 weighted average basic and diluted shares, respectively.

For the same three month periods of 2008 and 2007, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 377,884 and 423,566, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,851,111 and 1,981,334 respectively.

For the nine months ended September 30, 2008, basic earnings per share were based on 12,496,536 weighted average shares outstanding and diluted earnings per share were based on 12,830,449 weighted average shares outstanding. For the nine months ended September 30, 2007, per share earnings were based on 12,138,945 and 12,598,468 weighted average basic and diluted shares, respectively.

For the same nine month periods of 2008 and 2007, the calculations for both basic and diluted shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan Trust (“RRP”) of 389,636 and 405,991 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,913,323 and 1,975,810, respectively.

The effect from the assumed exercise of 323,429 and 403,525 stock options was not included in the computation of diluted earnings per share for the quarters ended September 30, 2008 and 2007, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 15 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and exhibits 10.1 and 10.2 in the Company’s Form 10-Q for the three months ended June 30, 2008 for additional information related to these share-based compensation plans.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”) utilizing the modified prospective method. The Company reported $1,638,000 and $582,000 of excess tax benefits as financing cash inflows during the first nine months of 2008 and 2007, respectively. Net cash proceeds from the exercise of stock options were $2,787,000 and $1,418,000 for the nine months ended September 30, 2008 and 2007, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Expected dividends	2.1%	2.0%	2.1%	2.0%
Expected volatility	24.1%	23.4%	24.0%	23.5%
Risk-free interest rate	4.6%	4.7%	4.6%	4.7%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$15.62	$15.93	$15.70	$16.01

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2008, there was $3,666,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.1 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Compensation expense related to stock options	$183	$182	$505	$485

The following table represents stock option activity for the nine months ended September 30, 2008.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2007	1,536,883	$37.09
Granted	24,000	47.57
Exercised	(178,953)	19.29
Forfeited or expired	(23,564)	53.25

Outstanding options, September 30, 2008	1,358,366	$39.34	5.3 Years

Outstanding exercisable, September 30, 2008	1,095,455	$35.13	4.6 Years

392,163 shares were available for future stock option grants to employees and directors under existing plans at September 30, 2008. At September 30, 2008, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $19,864,000 and $19,727,000, respectively. The total intrinsic value of options exercised was $1,187,000 for the nine months ended September 30, 2008.

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of September 30, 2008, unearned share-based compensation associated with these awards totaled $16,594,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Compensation expense related to restricted stock	$972	$956	$2,849	$2,652

The following table represents unvested restricted stock activity for the periods indicated.

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Balance, beginning of year	401,917	337,830
Granted	67,350	151,604
Forfeited	(17,338)	(5,828)
Earned and issued	(83,219)	(62,809)

Balance, end of period, respectively	368,710	420,797

Note 5 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company will perform its annual impairment test during the fourth quarter of 2008. The impairment test in 2007 indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the previous impairment test that would indicate that goodwill might be impaired. Management performed its annual impairment test for its title plant assets as of June 30, 2008. The test indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

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

The following table summarizes the Company’s intangible assets subject to amortization.

	September 30, 2008			September 30, 2007
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$24,790	$7,913	$16,877	$22,925	$5,696	$17,229
Non-compete agreements	18	10	8	—	—	—
Mortgage servicing rights	280	208	72	313	291	22

Total	$25,088	$8,131	$16,957	$23,238	$5,987	$17,251

The amortization expense related to core deposit intangibles for the nine months ended September 30, 2008 and 2007 was $1,725,000 and $1,705,000, respectively.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s current portfolio does not include Level 3 securities as of September 30, 2008.

Mortgage loans held for sale

As of September 30, 2008, the Company has $61,419,000 of conforming loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At September 30, 2008, the entire balance of $61,419,000 is recorded at cost.

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

Other Real Estate Owned (OREO)

As of September 30, 2008, the Company has $12,444,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at September 30, 2008 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

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

Changes in the fair value of interest rate swaps associated with the Company’s trust preferred securities are recorded as noninterest income. Fair value is estimated using pricing models of derivatives with similar characteristics, at which point the derivatives are classified within Level 2 of the hierarchy.

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

Recurring Basis

		Fair Value Measurements at September 30, 2008 Using
(dollars in thousands) Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$842,432	$11,523	$830,909	$—
Derivative instruments	7,306	—	7,306	—

Total	$849,738	$11,523	$838,215	$—

Liabilities
Derivative instruments	$7,533	$—	$7,533	$—

Total	$7,533	$—	$7,533	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2008 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$487	$—
Change in unrealized gains or losses relating to assets still held at September 30, 2008	$—	$(5,450)

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis

		Fair Value Measurements at September 30, 2008 Using
(dollars in thousands) Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$14,588	—	$14,588	—
Premises and equipment, net	60	—	—	60
OREO	149	—	149	—

Total	$14,797	$—	$14,737	$60

In accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans with a carrying amount of $17,253,000 were recorded at their fair value at September 30, 2008.

In accordance with the provisions of Statement 144, certain long-lived assets at one of the Company’s branches with a carrying amount of $433,000 were written down to their fair value of $60,000, resulting in an impairment charge of $373,000, which was included in earnings for the three and nine month periods ended September 30, 2008.

In accordance with the OREO treatment described, the Company included property writedowns of $110,000 and $123,000 in earnings for the three and nine month periods ended September 30, 2008, respectively.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the nine months ended September 30, 2008.

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

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the nine month period ended September 30, 2008.

Note 7 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At September 30, 2008, the fair value of guarantees under commercial and standby letters of credit was $275,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At September 30, 2008 and 2007, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	2008	2007
Commitments to grant loans	$91,661	$73,368
Unfunded commitments under lines of credit	791,635	762,123
Commercial and standby letters of credit	27,471	25,990

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

Note 8 – Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Statement is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company will adopt the provisions of SFAS No. 162 when effective but does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

In June 2008, the FASB issued FASB EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Currently, the Company includes unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method. These awards will now be included in the calculation of basic earnings per share under the two-class method, a change that may reduce both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform to the provisions. Early application is not permitted. The Company is currently evaluating the effects EITF 03-6-1 will have on its earnings per share, but does not believe it will have a material effect on the operating results, financial position, or liquidity of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and nine month period ended September 30, 2008. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2007 Annual Report on Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

THIRD QUARTER OVERVIEW

During the third quarter of 2008, the Company reported net income of $8.8 million, or $0.68 per share on a diluted basis, representing a 27.4% decrease compared to net income of $12.1 million earned for the third quarter of 2007. On a per share basis, this represents a 28.2% decrease from the $0.94 per diluted share earned for the third quarter of 2007. For the nine month period ended September 30, 2008, the Company reported net income of $31.6 million, or $2.47 per diluted share, an increase of $0.4 million, or 1.3%, from the same period in 2007. Earnings per diluted share were down $0.01 during the first nine months of 2008.

Key components of the Company’s performance are summarized below.

•

Total assets at September 30, 2008 were $5.4 billion, up $434.4 million, or 8.8%, from $4.9 billion at December 31, 2007. The increase is primarily the result of an increase in cash and investment securities from additional funding provided by the Company’s increased deposits. Asset growth is also a result of loan growth during the first three quarters of 2008. Shareholders’ equity increased by $20.5 million, or 4.1%, from $498.1 million at December 31, 2007 to $518.5 million at September 30, 2008. The increase is the result of the comprehensive income earned during the period.

•

Total loans at September 30, 2008 increased to $3.6 billion, a $199.3 million increase over the $3.4 billion at December 31, 2007. The increase was spurred by commercial loan growth of $182.9 million, or 9.1%. Loan growth during the year was tempered by the sale of $30.4 million of credit card receivables in the first quarter.

•

Total customer deposits increased $450.1 million, or 12.9%, from $3.5 billion at December 31, 2007 to $3.9 billion at September 30, 2008. The increase was a result of the Company’s focused campaign on raising deposits during the year, as well as deposits acquired from ANB.

•

Net interest income increased $3.1 million, or 9.7%, for the three months ended September 30, 2008, compared to the same period of 2007. For the nine months ended September 30, 2008, net interest income increased $10.2 million, or 11.4%, compared to the same period of 2007. These increases were attributable to growth in both the IBERIABANK and Pulaski Bank loan portfolios. The corresponding net interest margin ratios on a tax-equivalent basis were 3.01% and 3.11% for the quarters ended and 2.97% and 3.11% for the nine months ended September 30, 2008 and 2007, respectively.

•

Noninterest income increased $2.2 million, or 11.1%, for the third quarter of 2008 as compared to the same period of 2007. For the nine months ended September 30, 2008, noninterest income increased $15.2 million, or 27.1%, compared to the same period of 2007. The increase in the current quarter is due to additional service charges and fee income from the expanded customer base of the banks. The increase for the nine month period was primarily the result of a $6.9 million gain on the sale of the $30.4 million in credit card receivables. The increase was also driven by higher title insurance income in 2008. Service charges on deposit accounts and ATM and debit card income were also higher due to the expanded customer base from the acquisitions.

•

Noninterest expense increased $7.3 million, or 20.1%, for the quarter ended September 30, 2008, as compared to the same quarter last year. For the nine months ended September 30, 2008, noninterest expense increased $16.6 million, or 15.9%, compared to the same period of 2007. The increase resulted primarily from higher salary and benefit costs and occupancy expenses associated with the Company’s expansion through internal growth and acquisitions. Noninterest expense also included merger-related expenses of $1.7 million incurred in connection with the ANB transaction during the third quarter of 2008, an increase of $1.5 million over the merger-related expenses in the third quarter of 2007.

•

The Company recorded a provision for loan losses of $2.1 million during the third quarter of 2008, compared to a provision reversal of $1.7 million for the third quarter of 2007. For the nine months ended September 30, 2008, the Company recorded a provision of $6.4 million, compared to a reversal of $2.1 million for the same period in 2007. The increase in provision for the three and nine month periods of 2008 is attributable to loan portfolio growth and a decline in overall asset quality in portions of the Company’s loan portfolios. As of September 30, 2008, the allowance for loan losses as a percent of total loans was 1.09%, slightly lower than the 1.12% at December 31, 2007 and consistent with September 30, 2007. Net charge-offs for the third quarter of 2008 were $2.3 million, or 0.26% of average loans on an annualized basis, compared to $0.4 million, or 0.05%, a year earlier.

•	In September 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with the same quarter of 2007.

•

On May 9, 2008, the Company acquired certain assets and assumed the insured, non-brokered deposits of ANB in the Fayetteville-Springdale-Rogers, Arkansas MSA market area. At September 30, 2008, the ANB deposits totaled $113 million and the ANB loans were $7 million. The former ANB branches serve clients in eight banking offices throughout Northwest Arkansas.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $4.8 billion during the quarter ended September 30, 2008, an increase of $486.5 million, or 11.3%, from the year ended December 31, 2007 and $553.4 million, or 13.1% from September 30, 2007. For the nine months ended September 30, 2008, average earning assets amounted to $4.6 billion, an increase of $634.5 million, or 15.9%, from the same period of 2007, and an increase of $558.3 million, or 13.7%, from the year ended December 31, 2007.

Loans and Leases – The average loan portfolio increased $252.1 million, or 7.5%, during the first nine months of 2008. On a period end basis, the loan portfolio increased $199.3 million, or 5.8%.

The Company’s average loan to deposit ratios at September 30, 2008 and December 31, 2007 were 90.4% and 96.2%, respectively. At September 30, 2008, the percentage of fixed rate loans within the total loan portfolio remained consistent with year-end at 67%. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$490,732	$515,912	$(25,180)	(4.9)%
Construction/ Owner Occupied	46,555	60,558	(14,003)	(23.1)%

Total residential mortgage loans	537,287	576,470	(39,183)	(6.8)%
Commercial loans:
Real estate	1,500,380	1,369,882	130,498	9.5%
Business	686,898	634,495	52,403	8.3%

Total commercial loans	2,187,278	2,004,377	182,901	9.1%
Consumer loans:
Indirect automobile	262,715	240,860	21,855	9.1%
Home equity	493,917	424,716	69,201	16.3%
Other	148,175	183,616	(35,441)	(19.3)%

Total consumer loans	904,807	849,192	55,615	6.5%

Total loans receivable	$3,629,372	$3,430,039	$199,333	5.8%

Total commercial loans increased $182.9 million, or 9.1%, compared to December 31, 2007. Commercial loan growth was driven by commercial real estate loans, which increased $130.5 million, or 9.5%, compared to December 31, 2007.

The consumer loan portfolio increased $55.6 million, or 6.5%, compared to December 31, 2007. This increase was primarily the result of a $69.2 million, or 16.3% increase in home equity loans, which were partially offset by a $22.9 million, or 39.0% decrease in credit card loans due to the sale of $30.4 million in credit card receivables during the first quarter of 2008.

Total mortgage loans decreased $39.2 million, or 6.8% to $537.3 million compared to $576.5 million as of December 31, 2007. The decrease in mortgage loans is a result of increased loan sales to secondary markets during the first nine months of the year. The Company continues to sell the majority of conforming mortgage loan originations, servicing released, in the secondary market and benefit from the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2008.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2007	$745,383	$59,494
Acquisition of securities	44,923	—
Transfer from HTM to AFS	2,298	(2,270)
Purchases	367,289	8,657
Sales	(55,174)	—
Principal maturities, prepayments and calls	(254,758)	(9,183)
Amortization of premiums and accretion of discounts	865	15
Increase (Decrease) in market value	(8,394)	—

Balance, September 30, 2008	$842,432	$56,713

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of September 30, 2008, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $10.7 million, or 35.8%, to $40.5 million at September 30, 2008, compared to $29.8 million at December 31, 2007. The excess funding provided by the Company’s deposits, as well as the acquisition of cash from ANB, attributed to the increase in short-term funds. The short-term investments will be used to fund future loan growth during 2008.

Mortgage Loans Held for Sale – Difficulties in the sub-prime mortgage industry over the past year have had an impact on the Company’s mortgage operations. Loans held for sale increased $3.7 million, or 6.5%, to $61.4 million at September 30, 2008, compared to $57.7 million at December 31, 2007. The increase was a result of additional volume generated during the first nine months of the year. Consistent with seasonal patterns, the Company originated $218 million in mortgage loans during the third quarter and $735 million in 2008. Originations were offset by $243 million in sales during the third quarter and $740 million in 2008. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Asset Quality

As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Management believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk-adjusted level of return within the loan portfolio.

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

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest in full is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current period is deducted from interest income. Prior period interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $43.4 million, or 0.81% of total assets at September 30, 2008, compared to $48.2 million, or 0.98% of total assets at December 31, 2007. Of the $43.4 million in nonperforming assets, $35.1 million, or 80.9%, relates to the Pulaski Bank franchise. Based on the requirements of SOP 03-3, no reserves associated with any acquired impaired loans were included in the consolidated balance sheet. Rather, loans recorded under SOP 03-3 were recorded at discounted values on the dates of acquisition. The allowance for loan losses amounted to 1.09% of total loans and 127.7% of total nonperforming loans at September 30, 2008, compared to 1.12% and 98.8%, respectively, at December 31, 2007. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	September 30, 2008	December 31, 2007
Nonaccrual loans:
Commercial, financial and agricultural	$19,342	$30,740
Mortgage	2,448	2,098
Loans to individuals	4,291	3,268

Total nonaccrual loans	26,081	36,107
Accruing loans 90 days or more past due	4,895	2,655

Total nonperforming loans (1)	30,976	38,762
OREO and foreclosed property	12,444	9,413

Total nonperforming assets (1)	43,420	48,175
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$43,420	$48,175

Nonperforming loans to total loans (1)	0.85%	1.13%
Nonperforming assets to total assets (1)	0.81%	0.98%
Allowance for loan losses to nonperforming loans (1)	127.7%	98.8%
Allowance for loan losses to total loans	1.09%	1.12%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Total nonperforming assets decreased $4.8 million or 9.9% from year-end, due primarily to the Company’s efforts to address risk in the Pulaski Bank builder construction portfolio. The Pulaski Bank builder construction portfolio continued its compression as homes were sold and loans paid down during the first nine months of 2008. The portfolio totaled $34.6 million at September 30, 2008, down $10.3 million during the quarter. The portfolio has steadily declined as the Company has focused on disposition throughout 2008.

Pulaski Bank’s nonperforming assets totaled $35.1 million at September 30, 2008, including $23.6 million of nonaccrual loans, compared to $41.3 million in nonperforming assets at December 31, 2007. The Pulaski Bank past dues are primarily construction and land development loans in Northwest Arkansas and Memphis. $13.4 million, or 38.9%, of the Pulaski Bank builder construction portfolio is on nonaccrual status at the end of the third quarter, and an additional $3.2 million is past due. Despite the nonperforming status of almost half the portfolio, the Company’s efforts to dispose of the problem credits have reduced nonperforming assets $3.7 million, or 18.2%, during the third quarter of 2008.

IBERIABANK’s nonperforming assets totaled $8.3 million at September 30, 2008, which included $7.4 million of nonperforming loans, $5.8 million of which were nonaccrual loans. The $8.3 million in nonperforming assets is an increase of $1.4 million over December 31, 2007. The increase is a result of portfolio growth during 2008, as nonperforming assets as a percentage of total assets increased only three basis points from December 31, 2007, from 0.19% to 0.22%.

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the third quarter of 2008 were $2.3 million, or 0.26%, of average loans on an annualized basis, as compared to $0.4 million, or 0.05%, for the same quarter last year. The increase in charge-offs is a result of the Company’s efforts to move troubled credits out of its portfolios to maintain its levels of asset quality.

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

The Company has experienced significant commercial loan growth over the past five years and as a result, during that time, refined its loan loss methodology to further reflect the transition in the loan portfolio from a savings bank (i.e., mortgage/consumer loan focus) to a commercial bank (i.e., commercial loan focus). This refinement resulted in the Company assigning greater reserves to the commercial segment of the loan portfolio and previously unallocated reserves to the portfolio segments.

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

Acquired loans follow the reserve standard set in AICPA Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to SOP 03-3 are excluded from the calculation of loan loss reserves at the acquisition date.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at September 30, 2008 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first nine months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$38,285
Provision charged to operations	6,362
Loans charged off	(7,336)
Recoveries	2,240

Balance, September 30, 2008	$39,551

The allowance for loan losses amounted to $39.6 million, or 1.09% of total loans at September 30, 2008, 1.12% at December 31, 2007, and 1.08% as of September 30, 2007. Although asset quality in the Pulaski builder construction portfolio declined from September 30, 2007, asset quality in the IBERIABANK and other Pulaski portfolios improved as troubled credits were charged off during 2008.

Other Assets

The following table details the changes in other asset categories during the first nine months of 2008.

(dollars in thousands)	September 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$247,513	$123,105	$124,408	101.1%
Premises and equipment	131,762	122,452	9,310	7.6
Bank-owned life insurance	67,242	64,955	2,287	3.5
Goodwill	236,761	231,177	5,584	2.4
Core Deposit Intangibles	16,877	16,736	141	0.8
Title plant intangibles	6,722	6,714	8	0.1
Accrued interest receivable	21,465	22,842	(1,377)	(6.0)
FHLB and FRB stock	31,891	37,998	(6,107)	(16.1)
Other	40,701	36,653	4,048	11.0

Total	$800,934	$662,632	$138,302	20.9%

The $124.4 million increase in cash and due from banks results from the Company’s investment of additional deposits generated during the Company’s deposit campaign in short-term investments, as well as cash acquired from ANB.

The $9.3 million increase in premises and equipment is primarily the result of $12.9 million in branches and equipment acquired from ANB, offset by the sale of Company assets, primarily its ATM’s, a $0.4 million writeoff of branch assets, and depreciation expense during 2008.

The $2.3 million increase in the Company’s bank-owned life insurance balance is a result of earnings on existing policies during the first nine months of 2008.

Goodwill increased during 2008 due to the acquisitions of AAT and IAM. The AAT acquisition resulted in an additional $4.9 million of goodwill and the IAM acquisition resulted in additional goodwill of $0.6 million.

The increase in core deposit intangibles is due to the $1.9 million deposit premium paid to acquire ANB insured deposits. The increase due to the acquisition was offset by amortization expense of $1.7 million during the first nine months of 2008.

The $1.4 million decrease in accrued interest receivable from year-end is due to a decrease in interest rates earned during the current period and the timing of interest payments during the quarter.

The decrease in FHLB stock is primarily a result of the automatic repurchase of $7.6 million of FHLB stock at IBERIABANK during the second quarter. The repurchase is mandatory for eligible stock based on FHLB regulations.

The $4.0 million increase in other assets is primarily the result of $1.7 million in fed funds sold at September 31, 2008. The Company did not have funds sold at year-end. The Company also experienced an increase of $2.7 million in the market value of its derivatives and modest increases in prepaid assets, receivables, and other real estate owned.

There was no significant change in the Company’s title plant balance since year-end.

Funding Sources

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt, and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of the year.

Deposits – Total end of period deposits increased $450.1 million, or 12.9%, to $3.9 billion at September 30, 2008, compared to $3.5 billion at December 31, 2007. The increase was a result of new deposits gathered during the Company’s deposit campaign and deposits of $133.3 million acquired from ANB. The campaign was able to bring in new accounts to both IBERIABANK and Pulaski Bank.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	September 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$573,836	$468,001	$105,835	22.6%
NOW accounts	783,182	828,099	(44,917)	(5.4)
Savings and money market accounts	995,238	766,429	228,809	29.9
Certificates of deposit	1,582,668	1,422,299	160,369	11.3

Total deposits	$3,934,924	$3,484,828	$450,096	12.9%

Short-term Borrowings – Short-term borrowings decreased $190.2 million, or 43.6%, from December 31, 2007 to September 30, 2008 to $246.0 million. The decrease was a result of two primary factors. The Company was successful in increasing deposits during the first nine months of the year and thus was able to use deposits to fund loan originations during the period. In addition, in order to take advantage of lower cost long-term funding, the Company lengthened its liability structure by borrowing long-term funds to lock in more favorable long-term funding rates.

The Company’s short-term borrowings at September 30, 2008 were comprised of $7.0 million in advances from a correspondent bank, $119.0 million of fixed and variable rate advances from the FHLB of Dallas and $120.0 million of securities sold under agreements to repurchase. The average rates paid on short-term borrowings were 1.70% and 4.65% for the quarters ended September 30, 2008 and 2007, respectively. The decrease in the average rate is a result of the decrease in bank borrowing rates since the third quarter of 2007.

At September 30, 2008, the Company was not in compliance with one of the financial covenants on its $25.0 million line of credit with a correspondent bank. The Company’s return on average assets, calculated at 0.66% and defined for purposes of the agreement as the Company’s net income as a percentage of average total assets, did not meet the minimum ratio of 0.85% specified in the agreement. Non-compliance with the financial covenants could terminate the agreement, thereby making the advances, $7.0 million at September 30, 2008, plus accrued interest and fees, payable immediately. Prior to September 30, 2008, the Company obtained a written waiver of this default for the fiscal quarter ended September 30, 2008.

Long-term Borrowings – Long-term borrowings increased $106.2 million, or 23.2%, to $563.9 million at September 30, 2008, compared to $457.6 million at December 31, 2007. The increase in borrowings from December 31, 2007 is a result of three actions during the first half of the year. First, the Company executed its strategy to lengthen the terms of FHLB advances to take advantage of a lower interest rate environment. In addition, the Company issued an additional $7.0 million in trust preferred securities. The trust preferred securities were issued at 350 basis points above LIBOR. Finally, in the third quarter, IBERIABANK issued and sold $25.0 million of subordinated capital notes to a correspondent bank. The notes bear an interest rate equal to three-month LIBOR, plus 300 basis points.

At September 30, 2008, the Company’s long-term borrowings were comprised of $416.8 million of fixed and variable rate advances from the FHLB of Dallas, $10.0 million of advances from a correspondent bank, $112.1 million in junior subordinated debt, and the $25.0 million note. The average rates paid on long-term borrowings were 4.39% and 5.23% for the quarters ended September 30, 2008 and 2007, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2008, shareholders’ equity totaled $518.5 million, an increase of $20.5 million, or 4.1%, compared to $498.1 million at December 31, 2007. The following table details the changes in shareholders’ equity during the first nine months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$498,059
Net income	31,636
Additional equity contribution to joint venture	10
Sale of treasury stock for stock options exercised, net of shares surrendered	3,751
Cash dividends declared	(13,224)
Change in other comprehensive income	(5,450)
Adoption of EITF 06-4	(71)
Share-based compensation cost	3,819

Balance, September 30, 2008	$518,530

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 2.4% of total shares outstanding. As of September 30, 2008, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first nine months of 2008, the Company did not repurchase any shares of its common stock.

RESULTS OF OPERATIONS

The Company reported net income for the third quarter of 2008 of $8.8 million, compared to $12.1 million earned during the third quarter of 2007, a decrease of $3.3 million, or 27.4%. On a per share basis, the $0.68 earned per diluted share for the third quarter of 2008 represents a 28.2% decrease from the $0.94 earned for the third quarter of 2007. For the nine months ended September 30, 2008, the Company reported net income of $31.6 million, compared to $31.2 million earned during the same period of 2007, an increase of $0.4 million, or 1.3%. On a per share basis, the $2.47 earned for the nine months ended September 30, 2008 represents a 0.6% decrease from the $2.48 per diluted share earned for the nine months ended September 30, 2007.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $3.1 million, or 9.7%, to $35.2 million for the three months ended September 30, 2008, compared to $32.1 million for the three months ended September 30, 2007. The increase was due to a $6.1 million, or 16.4%, decrease in interest expense, which was partially offset by a $3.0 million, or 4.4%, decrease in interest income. The decrease in interest income from the third quarter of 2007 was the result of a 100 basis point, or 15.2%, decrease in the average yield of interest-earning assets. The decrease in interest expense was also driven by lower rates. The average rate of interest-bearing liabilities decreased 94 basis points, or 24.2%, from the third quarter of 2007.

Net interest income increased $10.2 million, or 11.4%, to $100.5 million for the nine months ended September 30, 2008, compared to $90.2 million for the nine months ended September 30, 2007. The increase was due to a $6.5 million, or 3.4%, increase in interest income, and a $3.8 million, or 3.7%, decrease in interest expense. The increase in net interest income was primarily the result of a $634.5 million, or 15.9%, increase in the average balance of earning assets, which was partially offset by a $555.1 million, or 15.6%, increase in the average balance of interest-bearing liabilities. The yield on average earnings assets and rate on average interest-bearing liabilities decreased 72 and 64 basis points during this period, respectively.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.66% during the three months ended September 30, 2008, compared to 2.72% for the comparable period in 2007. For the nine months ended September 30, 2008 and 2007, the average interest rate spread was 2.63% and 2.70%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 3.01% and 3.11% for the three months ended September 30, 2008 and September 30, 2007, respectively. For the nine months ended September 30, 2008 and 2007, the net interest margin on a taxable equivalent basis was 2.97% and 3.11%, respectively.

As of September 30, 2008, the Company’s interest rate risk model indicated that the Company is slightly asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	6.8%
+100	3.5
-100	(3.4)
-200	(9.9)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At September 30, 2008, the Company had interest rate swaps in the notional amount of approximately $286.7 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At September 30, 2008, the Company had $125.8 million notional amount of interest rate contracts with corporate customers and $125.8 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three and nine month periods ended September 30, 2008 and 2007.

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

(dollars in thousands)	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$552,460	$8,153	5.90%	$571,394	$8,469	5.93%	$563,502	$24,957	5.91%	$559,945	$24,554	5.85%
Commercial loans (TE) (2)	2,152,958	29,595	5.51%	1,843,537	32,186	6.98%	2,076,260	89,265	5.78%	1,704,818	87,228	6.91%
Consumer and other loans	892,517	15,579	6.94%	821,481	15,857	7.66%	853,660	46,122	7.22%	769,773	43,822	7.61%

Total loans	3,597,935	53,327	5.93%	3,236,412	56,512	6.97%	3,493,422	160,344	6.15%	3,034,536	155,604	6.89%
Mortgage loans held for sale	62,443	959	6.14%	83,921	1,276	6.08%	64,490	2,824	5.84%	76,487	3,388	5.91%
Investment securities (TE) (2)(3)	918,477	10,947	4.99%	834,593	10,565	5.31%	873,103	31,692	5.08%	807,274	30,232	5.23%
Other earning assets	196,254	1,090	2.21%	66,748	996	5.92%	189,715	3,893	2.74%	67,899	3,041	5.99%

Total earning assets	4,775,109	66,323	5.60%	4,221,674	69,349	6.60%	4,620,730	198,753	5.80%	3,986,196	192,265	6.52%

Allowance for loan losses	(39,825)			(37,932)			(38,969)			(37,117)
Nonearning assets	548,695			566,607			584,815			536,913

Total assets	$5,283,979			$4,750,349			$5,166,576			$4,485,992

Interest-bearing liabilities:
Deposits:
NOW accounts	$804,004	$2,920	1.45%	$824,741	$5,388	2.59%	$826,330	$9,904	1.60%	$819,431	$16,140	2.63%
Savings and money market accounts	1,015,812	5,426	2.13%	790,316	5,510	2.77%	922,650	15,614	2.26%	754,565	15,589	2.76%
Certificates of deposit	1,626,431	15,647	3.83%	1,371,430	16,276	4.71%	1,600,971	49,919	4.17%	1,317,890	45,738	4.64%

Total interest-bearing deposits	3,446,247	23,993	2.77%	2,986,487	27,174	3.61%	3,349,951	75,437	3.01%	2,891,886	77,467	3.58%
Short-term borrowings	177,566	772	1.70%	454,459	5,405	4.65%	216,532	3,976	2.41%	342,201	11,623	4.48%
Long-term debt	568,624	6,380	4.39%	351,484	4,697	5.23%	549,831	18,863	4.51%	327,084	12,947	5.22%

Total interest-bearing liabilities	4,192,437	31,145	2.94%	3,792,430	37,276	3.88%	4,116,314	98,276	3.18%	3,561,171	102,037	3.82%

Noninterest-bearing demand deposits	535,210			443,631			487,619			434,143
Noninterest-bearing liabilities	41,832			37,275			48,590			33,544

Total liabilities	4,769,479			4,273,336			4,652,523			4,028,858
Shareholders’ equity	514,500			477,013			514,053			457,134

Total liabilities and shareholders’ equity	$5,283,979			$4,750,349			$5,166,576			$4,485,992

Net earning assets	$582,672			$429,244			$504,416			$425,025

Ratio of earning assets to interest-bearing liabilities	113.90%			111.32%			112.25%			111.93%

Net Interest Spread		$35,178	2.66%		$32,073	2.72%		$100,477	2.63%		$90,228	2.70%

Tax-equivalent Benefit			0.10%			0.11%			0.10%			0.12%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$36,412	3.01%		$33,286	3.11%		$104,129	2.97%		$93,769	3.11%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

While the vast majority of the Company’s loan portfolio performed well during the first nine months of 2008, the builder construction loan portfolio in the Northwest Arkansas and Memphis areas exhibited credit deterioration during 2007 as a result of slow housing conditions that continues to be monitored in 2008. As a result, on a consolidated basis, the Company recorded a provision for loan losses of $2.1 million in the third quarter of 2008. This represents an increase of $3.8 million over the reversal of $1.7 million recorded in the same period of 2007. For the nine months ended September 30, 2008, there was a provision for loan losses of $6.4 million compared to a reversal of $2.1 million for the same period in 2007. The increase in the provision during 2008 is a result of loan growth and noted deterioration in Pulaski Bank’s builder construction portfolio, as well as higher charge-offs during the current quarter. The provision reversal for the three and nine months ended September 30, 2007 resulted primarily from the reversal of approximately $4.1 million in the provision at IBERIABANK primarily as a result of improved market conditions in New Orleans and favorable economic conditions in South Louisiana. Pulaski Bank recorded a $2.4 million provision during the third quarter of 2007 primarily as a result of declining credit quality associated with its construction builder portfolio.

Net charge-offs were $2.3 million for the third quarter of 2008, or an annualized chargeoff percentage of 0.26%. Net charge-offs during the third quarter of 2007 were at 0.05% of the consolidated loan portfolio. Year-to-date charge-offs totaled $4.5 million in the Pulaski Bank loan portfolio and $2.8 million in the IBERIABANK loan portfolio. The increase in net charge-offs over the third quarter of 2007 is a result of increased Pulaski Bank charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen asset quality decline in the Pulaski Bank markets. Net charge-offs in both the third quarters of 2007 and 2008 included recoveries of $0.8 million.

Although some credit deterioration has been noted, the Company believes the allowance is adequate at September 30, 2008 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased only three basis points from 1.12% at December 31, 2007 to 1.09% at September 30, 2008. Although this ratio has decreased slightly since year-end, the Company continues to conclude adequate coverage of probable losses as supported by a lower nonperforming assets ratio at September 31, 2008 and higher coverage ratios of nonperforming assets and nonperforming loans.

Noninterest Income – The Company’s total noninterest income was $22.6 million for the three months ended September 30, 2008, $2.2 million, or 11.1%, higher than the $20.3 million earned for the same period in 2007. Noninterest income increased $15.2 million, or 27.1%, for the nine months ended September 30, 2008, to $71.5 million, compared to $56.3 million for the nine months ended September 30, 2007. The following table illustrates the changes in each significant component of noninterest income.

(dollars in thousands)	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2008	2007		2008	2007
Service charges on deposit accounts	$6,124	$5,300	15.6%	$17,173	$14,345	19.7%
ATM/debit card fee income	2,001	1,440	39.0	5,016	3,509	42.9
Income from bank owned life insurance	778	688	13.2	2,287	2,775	(17.6)
Gain on sale of loans, net	4,966	4,770	4.1	21,003	12,473	68.4
Gain (loss) on sale of assets	157	13	1,107.7	166	122	36.1
Gain (loss) on sale of AFS investments, net	8	(23)	134.8	612	(11)	5,663.6
Gain on sale of equity investments	—	—	—	—	824	—
Title income	5,215	4,913	6.1	15,196	12,930	17.5
Broker commissions	1,399	1,281	9.2	4,372	3,946	10.8
Other income	1,927	1,945	(0.9)	5,720	5,389	6.2

Total noninterest income	$22,575	$20,327	11.1%	$71,545	$56,302	27.1%

Service charges on deposit accounts increased $0.8 million for the third quarter and $2.8 million for the nine months of 2008 compared to the same periods last year primarily due to increased customer volume. The increase in customer base is attributable to the PIC, Pocahontas, and ANB acquisitions.

ATM/debit card fee income increased $0.6 million compared to the same quarter last year and $1.5 million for the first nine months of 2008 primarily due to the expanded cardholder base and increased usage by customers. In addition, the Company earned income of $0.3 million from the conversion of its MasterCard debit cards to VISA debit cards during the third quarter.

Income from bank owned life insurance increased $0.1 million compared to the same quarter last year and decreased $0.5 million for the first nine months of 2008 as the Company received the proceeds from a death benefit of $0.9 million on an insured former employee during the first quarter of 2007.

Gains on the sale of loans increased $0.2 million compared to the same quarter last year and increased $8.5 million for the first nine months of 2008 primarily due to the $6.9 million gain on the sale of approximately $30.4 million in credit card receivables during the first quarter of 2008, consistent with past practices at Pulaski Bank. Additional volume due to the PIC and Pocahontas acquisitions accounted for the remainder of the increase from 2007.

Gain on the sale of assets increased $0.1 million during the third quarter of 2008 when compared to the same quarter of 2007 due primarily to the sale of the Company’s ATMs during the period to an outsourcing company that will be responsible for the operation, maintenance, and repair of the ATM’s going forward. The Company is leasing the sold or, in some cases replaced, ATMs at its branches.

Gain on the sale of equity investments in 2007 reflects the sale of all of the Company’s MasterCard stock. The gain on the sale of AFS investments in 2008 resulted from the sale of $21.3 million in agency and mortgage-backed securities with the proceeds used to invest in collateralized mortgage obligations and municipal securities.

Title income increased $0.3 million compared to the same quarter last year and $2.3 million for the first nine months of 2008 primarily due to the acquisitions of United in April of 2007 and AAT in March 2008.

Other noninterest income increased $0.3 million in the first nine months of the year as a result of higher fees earned from credit card transactions and income from cash settlements of interest rate swap transactions.

Noninterest Expense – The Company’s total noninterest expense was $43.6 million for the three months ended September 30, 2008, $7.3 million, or 20.1%, higher than the $36.3 million incurred for the same period in 2007. Noninterest expense increased $16.6 million, or 15.9%, for the nine months ended September 30, 2008, to $120.7 million, compared to $104.1 million for the nine months ended September 30, 2007. The following table illustrates the changes in each significant component of noninterest expense.

(dollars in thousands)	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2008	2007		2008	2007
Salaries and employee benefits	$23,297	$20,451	13.9%	$66,609	$59,821	11.3%
Occupancy and equipment	6,644	5,313	25.0	17,592	14,531	21.1
Franchise and shares tax	666	633	5.2	1,902	1,813	4.9
Communication and delivery	1,691	1,681	0.6	4,893	4,510	8.5
Marketing and business development	872	750	16.2	2,495	2,245	11.1
Data processing	1,669	1,375	21.4	4,761	4,052	17.5
Printing, stationery and supplies	603	585	3.0	1,607	1,678	(4.2)
Amortization of acquisition intangibles	575	496	15.9	1,725	1,705	1.2
Professional services	1,547	1,023	51.3	3,830	2,936	30.4
Other expenses	6,031	3,987	51.3	15,261	10,792	41.4

Total noninterest expense	$43,595	$36,294	20.1%	$120,675	$104,083	15.9%

Salaries and employee benefits increased $2.8 million for the third quarter and $6.8 million for the first nine months of 2008 primarily due to the acquisitions and higher mortgage-related commissions.

Occupancy and equipment expense increased $1.3 million for the third quarter and $3.1 million for the first nine months of 2008 due primarily to the facilities costs associated with new branches at Pulaski Bank, as well as an increase in rent expense in the current year from additional LTC locations and renewals of current property rentals. Equipment expense for the three and nine months of 2008 also includes equipment rental expense associated with the outsourcing of the operation and maintenance of the Company’s ATMs.

Communication and delivery charges and data processing expenses increased $0.4 million and $0.7 million in 2008 compared to the same nine-month periods in 2007. These increases are primarily a result of merger-related expenses from the ANB acquisition. The FDIC charged the Company deposit processing fees at ANB throughout the second quarter of 2008 from the acquisition date to settlement. The addition of ANB branches in 2008 also increased the Company’s delivery charges.

Marketing and business development expenses increased $0.1 million and $0.3 million for the three and nine months of 2008 when compared to 2007 as a result of a higher level of customer notifications, advertisements and direct mailing expenses from the ANB acquisition. Comparable customer notifications were made for the PIC and Pocahontas acquisitions in the first and second quarters of 2007. The increase in expense for the nine months of 2008 was also a result of customer mailings associated with the switch in ATM and debit card providers from MasterCard to VISA.

Professional services expense was $0.5 million and $0.9 million higher for the current three and nine month periods compared to the same periods last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the ANB acquisition and the increased size and complexity of the Company.

Other noninterest expenses increased $2.0 million in the third quarter and $4.5 million for the first nine months of 2008 as a result of the Company’s growth, primarily through the ANB acquisition. Bank service charges, credit card expenses, and ATM/debit card expenses all reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and Pulaski Bank franchises, as well as expenses incurred by United and AAT. Other expenses also include FDIC deposit insurance premiums. The increase in FDIC premiums in the current year is due to a larger deposit base from the ANB transaction and the Company’s deposit campaign.

Income Tax Expense – Income tax expense decreased $2.5 million, or 43.0%, for the three months ended September 30, 2008 to $3.3 million, compared to $5.7 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, income tax expense remained at $13.3 million, increasing less than $0.1 million, or only 0.5%. The fluctuations from prior periods correspond to the changes in income for the similar periods.

The effective tax rates for the three months ended September 30, 2008 and 2007 were 27.2% and 32.2% respectively. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 29.7% and 29.8%, respectively. The difference in the effective tax rates for the periods presented is a result of the relative tax-exempt interest income levels during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2008 totaled $1.2 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flow provided by operations	$73,549	$44,411
Cash flow used in investing	(122,699)	(347,675)
Cash flow provided by financing	173,558	310,362

Net increase in cash and cash equivalents cash flow	$124,408	$7,098

The Company had operating cash flow of $73.5 million during the first nine months of 2008, $29.1 million higher than in the same period of 2007. The increase was primarily due to higher sales in the Company’s loans held for sale portfolio. Net cash flow from loan sales increased $7.0 million in 2008, as sales volume has increased during the current nine months. The Company also recorded higher net income and non-cash expenses, including its provision for loan losses, during 2008.

Cash used in investing activities decreased $225.0 million during the first nine months of 2008 compared to the same period in 2007 primarily due to cash inflows from the ANB acquisition and the sale of credit card receivables, resulting in proceeds of $37.4 million. Cash received in excess of cash paid for the Company’s acquisitions provided $128.5 million in cash, almost all of which was acquired from ANB. The majority of cash outflow during the first nine months of 2008 was to purchase investment securities and fund loan growth.

Net financing cash flows decreased $136.8 million from the first nine months of 2007 to the nine months of 2008, primarily due to an increase in deposits, which provided funds the Company used to repay short-term borrowings. The Company was able to pay down short-term borrowings by $190.2 million during 2008. Additional financing cash inflow came in the form of long-term borrowings, as the Company extended some of its borrowing to take advantage of lower interest rates.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2008, the Company had $535.8 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at September 30, 2008 were $885.6 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $170 million in the form of federal funds and other lines of credit. At September 30, 2008, the Company had $7.0 million outstanding on these lines and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At September 30, 2008, the total approved unfunded loan commitments outstanding amounted to $91.7 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $791.6 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At September 30, 2008, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of September 30, 2008.

(dollars in thousands)	Actual Capital		Required Capital
	Amount	Percent	Amount	Percent
Tier 1 Leverage	$366,605	7.29%	$201,040	4.00%
Tier 1 Risk-Based	$366,605	9.41%	$155,823	4.00%
Total Risk-Based	$431,156	11.07%	$311,647	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008. Additional information at September 30, 2008 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

In addition to the risk factors disclosed in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2007, certain additional risks and uncertainties should also be considered as discussed below.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

Although we remain well capitalized and have not suffered from liquidity issues, we are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a possible national economic recession or deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

Current levels of market volatility are unprecedented and could adversely impact our results of operations and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than one year. In recent weeks, volatility in, and disruption of, these markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity without regard to an issuer’s underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations and financial condition, including our liquidity position.

We cannot predict the effect of recent legislative and regulatory initiatives.

Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions. The legislation also increases the amount of deposit account insurance coverage from $100,000 to $250,000 for interest-bearing deposit accounts and non-interest bearing transaction accounts, the latter of which are fully insured until December 31, 2009. Most recently, the federal government agreed to invest $125 billion in preferred stock of nine U.S. financial institutions, and to make available up to another $125 billion for investment in preferred stock of other U.S. financial institutions, on certain terms and conditions. The full effect of this wide-ranging legislation and recent regulatory initiatives on the national economy and financial institutions, and our participation in and access to these programs, cannot now be predicted and has not been determined.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases of equity securities is included and incorporated herein by reference under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 10, 2008	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer