Form 10-K
period 2008-12-31
IBERIABANK CORP
filed 2009-03-16
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.   Yes  ☒     No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Securities Exchange Act Rule 12b-2).

Large Accelerated filer	☐	Accelerated Filer	☒

Non-Accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐     No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $513.2 million. This figure is based on the closing sale price of $44.47 per share of the Registrant’s common stock on June 30, 2008. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 28, 2009: 16,000,530

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART 1.

Item 1.	Business.

General

IBERIABANK Corporation (the “Company” or “We”), a Louisiana corporation, is a multi-bank financial holding company with 150 combined offices, including 88 bank branch offices in Louisiana, Arkansas and Tennessee, 26 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 36 locations in eight states. As of December 31, 2008, we had consolidated assets of $5.6 billion, total deposits of $4.0 billion and shareholders’ equity of $734.2 million.

Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.

The Company is the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; Pulaski Bank and Trust Company, a federal savings bank headquartered in Little Rock, Arkansas (“Pulaski Bank”); and Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”).

Subsidiaries

IBERIABANK has four active, wholly-owned non-bank subsidiaries, Iberia Financial Services, LLC; IBERIABANK Insurance Services, LLC; IBERIABANK Asset Management, Inc.; and Acadiana Holdings, LLC. Iberia Financial Services manages the brokerage services offered by IBERIABANK. At December 31, 2008, IBERIABANK’s equity investment in Iberia Financial Services, LLC was $2.0 million, and Iberia Financial Services, LLC had total assets of $2.6 million. IBERIABANK Insurance Services, LLC is a licensed insurance agency and facilitates the receipt of insurance commissions from the sale of variable annuities, life, health, dental and accident insurance products. At December 31, 2008, IBERIABANK’s equity investment in IBERIABANK Insurance Services, LLC was $0.1 million, and IBERIABANK Insurance Services, LLC had total assets of $0.2 million. Acadiana Holdings, LLC owns and operates a commercial office building that also serves as our headquarters and IBERIABANK’s main office. At December 31, 2008, IBERIABANK’s equity investment in Acadiana Holdings, LLC was $9.8 million, and Acadiana Holdings, LLC had total assets of $10.8 million. IBERIABANK Asset Management, Inc. (“IAM”) provides wealth management services to high net worth individuals, pension funds, corporations and trusts. At December 31, 2008, IBERIABANK’s equity investment in IAM was $0.7 million, and IAM had total assets of $0.7 million.

Pulaski Bank has two active, wholly-owned non-bank subsidiaries, Pulaski Mortgage Company (“PMC”) and P.F. Services, Inc. PMC offers one-to-four family residential mortgage loans in Louisiana, Arkansas, Tennessee, Mississippi, Oklahoma, and Texas, and as Bankers Home Lending (a division of Pulaski Mortgage) in Missouri and Illinois. At December 31, 2008, Pulaski Bank’s equity investment in PMC was $23.1 million, and PMC had total assets of $74.3 million. P.F. Services, Inc. owns an office building which we plan to divest. Pulaski Bank’s equity investment in P.F. Services, Inc. was less than $0.1 million, and P.F. Services, Inc. had total assets of $0.3 million at December 31, 2008.

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three active, wholly-owned subsidiaries, Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2008, Lenders Title’s equity investment in Asset Exchange, Inc. was less than $0.1 million, and Asset Exchange, Inc. had total assets of less than $0.1 million. United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana. At December 31, 2008, Lenders Title’s equity investment in United Title was $0.7 million, and United Title had total assets of $6.2 million. Lenders Title’s equity investment in AAT was $0.2 million and AAT had total assets of $5.1 million.

Competition

We face strong competition in attracting deposits, originating loans, and providing title services. Our most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in our market areas, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, we have faced significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

We experience strong competition for loan originations principally from other commercial banks, savings institutions and mortgage banking companies. We compete for loans principally through the interest rates and loan fees we charge, the efficiency and quality of services we provide borrowers and the convenient locations of our branch office network.

Employees

The Company had 1,274 full-time employees and 82 part-time employees as of December 31, 2008. None of these employees is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our personnel.

Business Combinations

We continually evaluate business combination opportunities and sometimes conduct due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations take place, and transactions involving cash, debt or equity securities can be expected. Any future business combinations or series of business combinations that we might undertake may be material in terms of assets acquired or liabilities assumed.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, are available on our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of our website at www.iberiabank.com. Our SEC filings are also available through the SEC’s website at www.sec.gov. Copies of these filings are also available by writing the Company at the following address:

IBERIABANK Corporation

P.O. Box 52747

Lafayette, Louisiana 70505-2747

Supervision and Regulation

The banking industry is extensively regulated under both federal and applicable state laws. The following discussion is a summary of certain statues and regulations applicable to bank and financial holding companies and their subsidiaries and provides specific information relevant to the Company and our subsidiaries. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders.

Proposals are frequently introduced to change federal and state laws and regulations applicable to us and our subsidiaries. The likelihood and timing of any such changes and the impact such changes might have on us and our subsidiaries are impossible to determine with any certainty.

General. We are a bank holding company and are qualified as a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”). We are subject to examination and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the FRB.

Because we are a public company, we are also subject to regulation by the Securities and Exchange Commission (the “SEC”). The SEC has established three categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be an “accelerated filer” and, as such, must comply with SEC accelerated reporting requirements.

As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary federal regulator. As a federal savings association, Pulaski Bank is subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”). IBERIABANK and Pulaski Bank are collectively referred to herein as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of the Banks to the maximum extent permitted by law.

State and federal law govern the activities in which the Banks may engage, the investments they may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

In connection with emergency economic stabilization programs adopted in late 2008 as described below, we are also subject to certain direct oversight by the U.S. Department of the Treasury (Treasury) and to certain non-traditional oversight by our normal banking regulators.

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

In addition to federal and state banking laws and regulations, we and certain of our subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the National Association of Securities Dealers, Inc. (the “NASD”), the U.S. Department of Housing and Urban Development (“HUD”), and various state insurance and securities regulators.

Holding Company Structure

We have one Louisiana-chartered commercial bank subsidiary, one federal savings association subsidiary, one title insurance company subsidiary, and numerous other non-bank subsidiaries of these first tier subsidiaries. Exhibit 21 of this report lists all of our subsidiaries.

The Banks are subject to affiliate transaction restrictions under federal laws, which limit the transfer of funds by a subsidiary bank or its subsidiaries to its parent corporation or any non-bank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank are limited to:

•	10% of the subsidiary bank’s capital and surplus for transfers to its parent corporation or to any individual non-bank subsidiary of the parent, and

•	An aggregate of 20% of the subsidiary bank’s capital and surplus for transfers to such parent together with all such non-bank subsidiaries of the parent.

Furthermore, such loans and extensions of credit must be secured within specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

As a matter of policy, the FRB expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. They may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

Any loans by a holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations.

Louisiana law permits the Louisiana commissioner to require a special assessment of shareholders of a Louisiana-chartered bank whose capital has become impaired to remedy an impairment in such bank’s capital stock. This statute also provides that the commissioner may suspend the bank’s certificate of authority until the capital is restored. As the sole shareholder of IBERIABANK, we are subject to such statute.

Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution’s note obligations, in the event of liquidation or other resolution of such institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of the Banks, including the FDIC as the insurer of such holders, would receive priority over the holders of notes and other senior debt of the Banks in the event of liquidation or other resolution and over our interests as sole shareholder of the Banks.

The FRB maintains a bank holding company rating system that emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of non-depository entities of a holding company on its subsidiary depository institution(s).

A composite rating is assigned based on the foregoing three components, but a fourth component is also rated, reflecting generally the assessment of depository institution subsidiaries by their principal regulators. Ratings are made on a scale of 1 to 5 (1 highest) and are not made public. The composite ratings assigned to us, like those assigned to other financial institutions, are confidential and may not be directly disclosed, except to the extent required by law.

Emergency Economic Stabilization Act of 2008, Federal Deposit Insurance Corporation, Financial Stability Plan, American Recovery and Reinvestment Act of 2009, Homeowner Affordability and Stability Plan, and Other Regulatory Developments

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. The EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (the “TARP”), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections.

Troubled Assets Relief Program

Under the TARP, the United States Department of the Treasury authorized a voluntary capital purchase program (the “CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends.

On December 5, 2008, we participated in the CPP and issued and sold $90 million in capital in the form of non-voting cumulative preferred stock that pays cash dividends at the rate of 5% per annum for the first five years, and then pays cash dividends at the rate of 9% per annum thereafter. In addition, the Treasury Department received a warrant to purchase up to 276,980 shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. The proceeds of the $90 million have been credited to the preferred stock and additional paid-in-capital accounts. The difference between the par value of the preferred stock and the amount credited to the preferred stock account is amortized against retained earnings and is reflected in our income statement as dividends on preferred shares, resulting in additional dilution of our common stock. The exercise price of the warrants is $48.74, and the market price for determining the number of shares of common stock subject to the warrant, was determined on the date of the preferred investment (calculated on a 20-trading day trailing average). The warrant is immediately exercisable, in whole or in part, over a term of 10 years. The warrant is included in our diluted average common shares outstanding in periods when the effect of its inclusion is dilutive to earnings per share.

On December 16, 2008, we completed a public offering of 2,875,000 shares of common stock at a public offering price of $40.00 per share. Aggregate gross proceeds of the public offering were $115 million. Because the public offering was a “Qualified Equity Offering” as defined in our agreement with the Treasury Department, the common stock underlying the warrant was reduced to 138,490 shares.

On February 26, 2009, we announced that we had filed notice to the U.S. Treasury that, subject to regulatory approval, we will redeem all of the 90,000 outstanding shares of preferred stock at a total redemption price of $90,575,000. The redemption price represents the $1,000 per share liquidation amount of the preferred stock, plus a final pro rata accrued dividend of $575,000. The redemption date is currently expected to be on or before March 31, 2009.

Financial Stability Plan

On February 10, 2009, the Financial Stability Plan (the “FSP”) was announced by the U.S. Department of the Treasury. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the FSP include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The Treasury Department has indicated more details regarding the FSP are to be announced. We continue to monitor these developments and assess their potential impact on our business.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. The ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

Under the ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under the TARP remains outstanding:

•	Limits on compensation incentives for risk taking by senior executive officers.

•	Requirement of recovery of any compensation paid based on inaccurate financial information.

•	Prohibition on “Golden Parachute Payments”.

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

•	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.

•	Limitation on luxury expenditures.

•	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the Treasury.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Homeowner Affordability and Stability Plan (the “HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

More details regarding the HASP are to be announced on March 4, 2009.

Other Regulatory Developments

The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines originally published in June 2004 and adopted in final form by U.S. regulatory agencies in November 2007 are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines became operational in April 2008, but are mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They are thus not applicable to the Bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.

Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA” rules) applicable to non-core banks that would have modified the existing U.S. Basel I-based capital framework. In July 2008, however, these regulators issued, instead of the Basel IA proposals, a new rulemaking involving a “standardized approach” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Non-core U.S. depository institutions would be allowed to opt in to the standardized approach or elect to remain under the existing Basel 1-based regulatory capital framework. The new rulemaking remained pending at the end of 2008.

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

Dividends. We are a legal entity separate and distinct from our subsidiaries. The majority of our revenue is from dividends paid us by the Banks. The Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, we and the Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action rules. The FRB has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Banks may pay dividends or otherwise supply funds to us. The Banks are subject to laws and regulations of Louisiana and the OTS, as applicable, which place certain restrictions on the payment of dividends. Additionally, as a member of the Federal Reserve System, IBERIABANK is subject to regulations of the FRB.

We do not expect that these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. Additional information is provided in Note 21 to the Consolidated Financial Statements incorporated herein by reference.

As previously described, the CPP currently limits our ability to increase dividends to our shareholders.

FDIC Insurance. The EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from the EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.

With the enactment in February 2006 of the Federal Deposit Insurance Reform Act of 2005 and related legislation, and the adoption by the FDIC of implementing regulations in November 2006, major changes were introduced in FDIC deposit insurance, effective January 1, 2007.

Under the reformed deposit insurance regime, the FDIC designates annually a target reserve ratio for the DIF within the range of 1.15% and 1.5%, instead of the prior fixed requirement to manage the DIF so as to maintain a designated reserve ratio of 1.25%.

In addition, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums on depository institutions, under which all such institutions would pay at least a minimum level of premiums. The new system is based on an institution’s probability of causing a loss to the DIF, and requires that each depository institution be placed in one of four risk categories, depending on a combination of its capitalization and its supervisory ratings. Under the base rate schedule adopted in late 2006, institutions in Risk Category I would be assessed between 2 and 4 basis points, while institutions in Risk Category IV could be assessed a maximum of 40 basis points.

The FDIC set 2007 assessment rates at three basis points above the base schedule rates, i.e., between 5 and 7 basis points for Risk Category I institutions and up to 43 basis points for Risk Category IV institutions. To assist the transition to the new system requiring assessment payments by all insured institutions, the Banks and other depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, were made eligible for a one-time assessment credit based on their shares of the aggregate 1996 assessment base. The Banks’ assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law.

For 2008, the FDIC resolved to maintain the designated reserve ratio at 1.25%, and to leave risk-based assessments at the same rates as in 2007 and 2008, that is between five and 43 basis points, depending upon an institution’s risk category. As a participating FDIC insured bank, we were assessed deposit insurance premiums totaling $2.7 million during 2008.

In late 2008, the FDIC announced a plan to restore the designated reserve ratio to 1.15% within five years. On February 27, 2009, the FDIC extended the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession.

The extended restoration plan was accompanied by a final rule that sets assessment rates and adjusts how the assessment system differentiates for risk. Currently, most banks pay from twelve cents per $100 of deposits to fourteen cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from twelve cents for $100 to sixteen cents for $100 on an annual basis, beginning on April 1, 2009.

The FDIC adopted an interim rule imposing a twenty basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance.

Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt.

The Banks continue to be required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

Capital Requirements The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:

•	makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations,

•	takes off-balance sheet exposures into explicit account in assessing capital adequacy, and

•	minimizes disincentives to holding liquid, low-risk assets.

Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents capital divided by total risk weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Banks are subject to substantially similar capital requirements.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

•

“Tier 1”, or core capital, includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets.

•

“Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

•	“Total capital” is Tier 1 plus Tier 2 capital.

The Federal Reserve and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in capital cannot exceed 100% of its Tier 1 capital.

Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

Under the leverage guidelines, financial institutions are required to maintain a leverage ratio of at least 3%. The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

Special minimum capital requirements apply to equity investments in non-financial companies. The requirements consist of a series of deductions from Tier 1 capital that increase within a range from 8% to 25% of the adjusted carrying value of the investment.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.

The risk-based capital standards of the Federal Reserve, the OTS, and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

Prompt Corrective Action The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FIDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FIDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”

An institution is deemed to be:

•

“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•

“adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution;

•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

•

“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%; and

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2008, our regulatory capital ratios and those of the Banks were in excess of the levels established for “well-capitalized” institutions.

(in thousands of dollars)		“Well-	At December 31, 2008
		Capitalized” Minimums	Actual	Excess Capital
Ratios:

Tier 1 leverage ratio	Consolidated	5.00%	11.27%	$313,014
	IBERIABANK	5.00	7.58	94,135
	Pulaski Bank	5.00	8.78	51,773
Tier 1 risk-based capital ratio	Consolidated	6.00	14.07	327,071
	IBERIABANK	6.00	9.10	94,214
	Pulaski Bank	6.00	12.50	62,533
Total risk-based capital ratio	Consolidated	10.00	15.69	230,908
	IBERIABANK	10.00	10.80	24,358
	Pulaski Bank	10.00	13.74	35,965

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would be “under-capitalized” after such payment. “Under-capitalized” institutions are subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.” “Significantly under-capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

“Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Banks are “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect their ability to accept brokered deposits. IBERIABANK had $119.4 million of such brokered deposits at December 31, 2008. At that date, Pulaski Bank had no such brokered deposits.

Additional information is provided in Note 14 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

Financial Holding Company Status In order to maintain its status as a financial holding company, a bank holding company’s depository subsidiaries must all be both “well capitalized” and “well managed,” and must meet their Community Reinvestment Act obligations.

Financial holding company powers relate to “financial activities” that are determined by the Federal Reserve, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The Gramm-Leach-Bliley Act designates certain activities as financial in nature, including:

•	underwriting insurance or annuities;

•	providing financial or investment advice;

•	underwriting, dealing in, or making markets in securities;

•	merchant banking, subject to significant limitations;

•	insurance company portfolio investing, subject to significant limitations; and

•	any activities previously found by the Federal Reserve to be closely related to banking.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in coordination with the Secretary of the Treasury, to determine that additional activities are financial in nature or incidental to activities that are financial in nature.

We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. However, as a financial holding company, we may commence any new financial activity, except for the acquisition of a savings, association, with notice to the Federal Reserve within 30 days after the commencement of the new financial activity.

Affiliate Transactions. The Banks are subject to Regulation W, which comprehensively implemented statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks’ “affiliates” are IBERIABANK Corporation and our non-bank subsidiaries.

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

USA Patriot Act. The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Consumer Privacy and Other Consumer Protection Laws. Pursuant to the Gramm-Leach-Bliley Act, we, like all other financial institutions, are required to:

•	provide notice to our customers regarding privacy policies and practices,

•	inform our customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties, and

•	give our customers an option to prevent disclosure of such information to non-affiliated third parties.

Under the Fair and Accurate Credit Transactions Act of 2003, our customers may also opt out of information sharing between and among us and our affiliates. We are also subject, in connection with our lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, and the Fair Credit Reporting Act.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implements a broad range of corporate governance, accounting and disclosure requirements for public companies, and also for their directors and officers. SEC rules adopted to implement SOX Act requirements require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to and report on the effectiveness of these controls. See Item 9A.—“Controls and Procedures” hereof for our evaluation of disclosure controls and procedures. The certifications required by Sections 302 and 906 of the SOX Act also accompany this Form 10-K.

Other Regulatory Matters. We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the NASD, and various state insurance and securities regulators.

Corporate Governance. Information with respect to our corporate governance is available on our web site, www.iberiabank.com, and includes:

•	Corporate Governance Guidelines

•	Nominating and Corporate Governance Committee Charter

•	Codes of Ethics

•	Chief Executive Officer and Chief Financial Officer Certifications

We intend to disclose any waiver of or substantial amendment to the Codes of Ethics applicable to directors and executive officers on our web site at www.iberiabank.com.

Federal Taxation

We and our subsidiaries are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the “Code”), and the Banks are subject to certain additional provisions of the Code which apply to financial institutions. We and our subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

Retained earnings at December 31, 2008 and 2007 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The net deferred tax asset at December 31, 2008 includes $60.2 million of future deductible temporary differences. Included is $41.5 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

State Taxation

Louisiana does not permit the filing of consolidated income tax returns. We are subject to the Louisiana Corporation Income Tax based on our separate Louisiana taxable income, as well as a corporate franchise tax. IBERIABANK is not subject to the Louisiana income or franchise taxes. However, IBERIABANK is subject to the Louisiana Shares Tax which is imposed on the assessed value of our stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of our capitalized earnings, plus (b) 80% of our taxable shareholders’ equity, and to subtract from that figure 50% of our real and personal property assessment. Various items may also be subtracted in calculating a company’s capitalized earnings. The portion of the Louisiana shares tax expense calculated on our shareholders’ equity is included in noninterest expense, and the portion calculated on our capitalized earnings is included in income tax expense.

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

(references to “our,” “we” or similar terms under this subheading refer to IBERIABANK Corporation)

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this report could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

We may be adversely affected by the current economic environment and market conditions.

The national economic downturn has resulted in financial market volatility, which may affect the market value of financial institutions, as well as limit access to capital. Although we remain well capitalized and have not suffered from liquidity issues, the availability of funds may be adversely affected by illiquidity in credit markets. As a result of a lack of confidence in the financial sector, many lenders and investors have limited or ceased funding to borrowers, including financial institutions. If these limitations on available credit continue or worsen, we, and other financial institutions, may experience an adverse effect on financial condition or results of operations. In addition, the economic downturn will exacerbate our exposure to credit risk, particularly in our real estate markets, as lower home prices and increased foreclosures may result in higher charge-offs and delinquencies.

Recent legislation may not fully stabilize the national financial system.

The United States Treasury (“The Treasury”), the FDIC, and other banking regulators are implementing programs under this legislation to address the capital and liquidity issues experienced by financial institutions. . As part of this legislation, in October 2008, the EESA became law in response to the downturn in the financial markets, including the national banking system and institutional investment firms. Under the EESA, the Treasury has the authority to purchase up to $700 billion of mortgages, mortgage-backed securities, and other financial instruments from financial institutions, which include our IBERIABANK and Pulaski Bank subsidiaries. In addition, legislation allows the Treasury to purchase equity interests in financial institutions through the Troubled Asset Relief Program (commonly referred to as “TARP”). Under the Capital Purchase Program (“CPP”) of the TARP, financial institutions have $250 billion in capital available to them through the purchase of preferred stock by the Treasury. The purchase of preferred stock from participating publically-held institutions grants warrants to the Treasury to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. In February 2009, the American Recovery and Reinvestment Act of 2009 (“the ARRA”) was signed into law and includes extensive restrictions on compensation arrangements for institutions that have elected to participate in the TARP program. We have elected to participate in the CPP through the issuance of preferred stock and warrants. In December, 2008, we issued $90 million in preferred stock and warrant under the program.

In November, the Board of Directors of the FDIC adopted a final rule regarding the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was passed to counter industry-wide issues affecting the nations’ banks and other financial institutions. Under the TLG Program, the FDIC has guaranteed certain newly-issued senior unsecured debt issued by its participating institutions between October 14, 2008 and June 30, 2009. In addition the FDIC will provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% annual interest, and certain other accounts held at participating insured institutions, including our IBERIABANK and Pulaski Bank subsidiaries, through December 31, 2009. Fee assessments for this coverage ranges from 50 to 100 basis points for the senior unsecured debt and 10 basis points per quarter on covered accounts exceeding $250,000. IBERIABANK and Pulaski Bank, our two affected subsidiaries, elected to participate in the deposit guarantee program, but neither of our subsidiaries elected to participate in the debt guarantee program.

In February 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, which earmarks $350 billion originally authorized under the EESA to provide capital to financial institutions and purchase certain loans and assets from financial institutions. In addition, the legislation also includes a reduction of mortgage payments and interest rates for certain consumers and businesses, among other things.

Because these programs are relatively new and unprecedented for financial institutions, the impact of these programs on the stabilization of the banking system, and the economy at large, is not certain, and thus failure of stabilization could materially impact our business, financial condition, or results of operations. These programs continue to evolve and as a result the effects of further changes or additional legislation on our business, including our financial results, cannot be forecast with certainty.

Recent increases in deposit insurance coverage and our participation in the TLG Program is expected to increase our FDIC insurance assessments and result in higher noninterest expense.

The FDIC announcement of an increase in premiums charged for FDIC insurance protection affects FDIC member institutions IBERIABANK and Pulaski Bank. Although the two companies have historically paid low premium rates due to their sound financial position, the announced premium increases will have an adverse effect on our results of operations and, should more bank failures occur, the premium assessments could continue to increase.

We have elected to participate in the deposit guarantee portion of the TLG Program, and as a result are subject to a coverage charge of 10 basis points per annum for noninterest-bearing deposit accounts. This assessment will also adversely affect our results of operations.

Our participation in the U.S. Treasury’s Capital Purchase Program imposes restrictions on us that limit our ability to perform certain equity transactions, including the payment of dividends and common stock purchases.

On December 5, 2008, we issued and sold $90.0 million in preferred stock and a warrant to purchase our common stock to the Treasury as part of the CPP. The preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The dividends, and potential increase in dividends if we do not redeem the preferred stock, may significantly impact our operating results, liquidity, and capital position.

The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares will be callable at par after December 5, 2011. Prior to that time, unless we have redeemed all of the preferred stock or the Treasury has transferred all of the preferred stock to a third party, we are limited in the payment of dividends on our common stock to the current quarterly dividend of $0.34 per share without prior regulatory approval. In addition, our participation limits our ability to repurchase shares of our common stock, with certain exceptions, which include repurchases of shares to offset share dilution from equity-based compensation.

We currently expect to redeem the preferred stock on or before March 31, 2009.

Our participation in the CPP imposes restrictions on executive compensation corporate governance which may affect our ability to retain or attract qualified executive officers.

Companies participating in the CPP must adopt the Treasury’s standards for executive compensation and corporate governance, for the period during which the Treasury holds preferred stock issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.

Because we are dependent upon the services of our current executive management team, the unexpected loss of executive officers or the inability to recruit qualified personnel in the future due to these compensation limitations, could have an adverse effect on our business, financial condition, or operating results.

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

Supplementing our internal growth through acquisitions is an important part of our strategic focus. Since 1995, approximately 45% of our asset growth has been through acquisitions, or external growth. Our acquisition efforts focus on select markets and targeted entities in Louisiana and most recently in selected markets we consider to be contiguous, or natural extensions, to our current markets. These selected markets include Arkansas, where we completed acquisitions of Pulaski Investment Corporation and Pocahontas Bancorp, Inc. in 2007, and ANB Financial, N.A. in 2008. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional securities will dilute existing shareholders’ equity interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

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

As of December 31, 2008, our total loan portfolio was approximately $3.7 billion, or 67% of total assets. The major components of our loan portfolio include 62% of commercial loans, both real estate and business, 14% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 24% consumer loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security.

Our commercial real estate loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.

At December 31, 2008, we had $1.5 billion of commercial real estate loans, which include loans to builders of single family homes. There has been a general slowdown in housing in some of our market areas, reflecting declining prices and excess inventories of houses to be sold, particularly impacting borrowers in our Northwest Arkansas and Memphis markets. As a result, home builders have shown signs of financial deterioration. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry. We expect the home builder market to continue to be volatile and anticipate continuing pressure on the home builder segment in the coming months. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If the slowdown in the housing market continues, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through a higher than anticipated provision for loan losses.

At December 31, 2008, we had:

•	$501.0 million of home equity loans and lines, representing 13.4% of total loans and leases.

•

$535.4 million in residential real estate loans, representing 14.3% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 20.5% of this portfolio.

•	$93.2 million of loans to single family home builders, including loans made to both middle market and small business home builders. These loans represented 2.5% of total loans and leases.

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

Unlike larger organizations that are more geographically diversified, our offices are primarily concentrated in selected markets in Louisiana and Arkansas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

Our common stock trades on Nasdaq Global Market. During 2008, the average daily trading volume of our common stock was approximately 130,000 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

Pursuant to the CPP transaction, we issued to the Treasury Department a warrant to purchase 138,490 shares of common stock. The exercise price for this warrant is $48.74 per share of common stock. If the Treasury Department or any of its transferees exercises all or some these warrants, you and our other shareholders may experience dilution. In addition, the warrant has customary anti-dilution adjustments plus an anti-dilution adjustment if we issue shares of our common stock or securities convertible into shares of our common stock, for a consideration per share that is less than 90% of the then current market value of our common stock. If we issue shares of our common stock at a price per share that is less than 90% of the then current market value of our common stock, you and other shareholders may experience dilution if the Treasury Department or its transferees subsequently exercises all or some of the warrant.

We are exposed to intangible asset risk which could impact our financial results.

In accordance with purchase accounting principles, we record assets acquired and liabilities assumed, at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Although management’s testing for 2008 indicated no impairment of its goodwill, and thus no charge was recorded in our operating results for the year ended December 31, 2008, adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger an impairment loss, which could be materially adverse to our operating results and financial position. For additional information on goodwill and intangible assets, see Note 7 to the Consolidated Financial Statements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2008, we operated 150 combined offices, including 88 bank branch offices in Louisiana, Arkansas and Tennessee, 26 title insurance offices in Arkansas and Louisiana, and had mortgage representatives in 36 locations in eight states. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $4.1 million in 2008. During 2008, we and our subsidiaries received $1.9 million in rental income for space leased to others. At December 31, 2008, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.

Additional information on our premises is provided in Note 6 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.	Legal Proceedings.

We are subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Set forth below is information with respect to the executive officers of IBERIABANK Corporation and principal occupations and positions held for periods including the last five years.

DARYL G. BYRD, age 54, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of each of the Banks.

ANTHONY J. RESTEL, age 39, has served as Senior Executive Vice President and Chief Financial Officer since February 2005 and as Chief Credit Officer since December 2006. He also serves as Senior Executive Vice President, Chief Financial Officer and Chief Credit Officer of each of the Banks. Mr. Restel was hired as Vice President and Treasurer in 2001.

MICHAEL J. BROWN, age 45, has served as Senior Executive Vice President since 2001. Mr. Brown is responsible for management of all of our banking markets, including Louisiana, Arkansas and Tennessee. He is also responsible for wealth management, including trust activities, and the title insurance businesses.

JOHN R. DAVIS, age 48, has served as Senior Executive Vice President – Mergers and Acquisitions/Finance and Investor Relations since 2001. He also serves as Senior Executive Vice President of each of the Banks and is responsible for the mortgage lending business.

MICHAEL A. NAQUIN, age 48, has served as Senior Executive Vice President since March 2004. He also serves as Senior Executive Vice President of each of the Banks. Mr. Naquin is responsible for the retail banking segment, consumer lending, loan operations and corporate facilities.

GEORGE J. BECKER III, age 68, has served as Executive Vice President, Director of Organizational Development since February 2005. In 2007, he began his second tenure as Director of Corporate Operations. Mr. Becker, a Certified Public Accountant, also serves as Secretary of IBERIABANK Corporation and each of the Banks.

ELIZABETH A. ARDOIN, age 40, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization.

M. ELISE LATIMER joined the Company in 1996. She has served as Executive Vice President, Director of Enterprise Risk Management, since December 2006. She is currently responsible for Audit, Loan Review, Legal, Regulatory Compliance and Special Assets. Latimer is also the Regulatory Liaison with the Company’s Supervisory Agencies, including the FRB, the OTS and the OFI. During her time with the organization, she has served in a number of different capacities, including Legal and Regulatory Risk Manager; Manager of Commercial and Consumer Underwriting, as well as Loan Operations; and Manager of Small Business Development.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2003 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL $5 Billion-$10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period. Our stock value has been adjusted for a 5 for 4 stock split in August 2005.

Index	Period Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
IBERIABANK Corporation	100.00	114.48	112.22	132.61	107.78	113.84
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $5B-$10B	100.00	119.22	115.52	124.67	99.98	87.71

The stock performance graph assumes $100.00 was invested December 31, 2003. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in reports that it files or submits under the Exchange Act.

In addition, we reviewed our financial reporting internal controls. There was no significant change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm are included in Exhibit 13 and are incorporated by reference herein.

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

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No 1.1	Underwriting Agreement, dated December 10, 2008, between the Registrant and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters – incorporated herein by reference to Exhibit 1.1. to the Registrant’s Current Report on Form 8-K dated December 10, 2008.

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

Exhibit No. 2.4	Agreement and Plan of Merger, dated July 26, 2006, between the Registrant and Pocahontas Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006, as amended.

Exhibit No. 2.5	Agreement and Plan of Merger, dated August 9, 2006, between the Registrant and Pulaski Investment Corporation – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006.

Exhibit No. 2.6	Purchase and Assumption Agreement dated as of May 9, 2008, by and among the Federal Deposit Insurance Corporation, Receiver of ANB Financial N.A., Pulaski Bank and Trust Company, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2008.

Exhibit No. 3.1	Articles of Incorporation, as amended .

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report of Form 8-K dated February 16, 2009.

Exhibit No. 3.3	Warrant to purchase 138,490 shares of common stock, issue date: December 5, 2008- incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank- incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 11, 2005.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.19	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.21	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.22	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.23	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.25	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.26	Purchase Agreement, dated November 10, 2006, by and among the Registrant and the Purchasers thereto – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10. 2006.

Exhibit No. 10.27	Lock-Up Agreement between officers and directors of the Registrant and Stifel, Nicolaus & Company, Incorporated – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.30	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.31	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.32	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.33	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.34	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.35	Change in Control Severance Agreement with Jeffrey A. Powell, dated December 15, 2008- incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2008.

Exhibit No. 10.36	Letter Agreement, including Securities Purchase Agreement, between the Registrant and the United States Department of the Treasury, dated December 5, 2008-incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.37	Form of Waiver executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.38	Form of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.39	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.40	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.41	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.42	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.43	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.44	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.45	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2008, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Castaing, Hussey & Lolan, LLC.

Exhibit No. 23.2	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99	Audit Committee Charter, as amended – incorporated herein by reference to Exhibit 99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 16, 2009	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd Daryl G. Byrd	President, Chief Executive Officer and Director	March 16, 2009

/s/ John R. Davis John R. Davis	Senior Executive Vice President of Finance and Investor Relations	March 16, 2009

/s/ Anthony J. Restel Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	March 16, 2009

/s/ Jeffrey A. Powell Jeffrey A. Powell	Executive Vice President, Corporate Controller and Principal Accounting Officer	March 16, 2009

/s/ Elaine D. Abell Elaine D. Abell	Director	March 16, 2009

/s/ Harry V. Barton, Jr. Harry V. Barton, Jr.	Director and Audit Committee Chairman	March 16, 2009

/s/ Ernest P. Breaux, Jr. Ernest P. Breaux, Jr.	Director	March 16, 2009

/s/ John N. Casbon John N. Casbon	Director	March 16, 2009

/s/ William H. Fenstermaker William H. Fenstermaker	Director	March 16, 2009

/s/ Jefferson G. Parker Jefferson G. Parker	Director and Audit Committee Member	March 16, 2009

/s/ O. Miles Pollard, Jr. O. Miles Pollard, Jr.	Director and Audit Committee Member	March 16, 2009

/s/ E. Stewart Shea III E. Stewart Shea III	Director	March 16, 2009

/s/ David H. Welch David H. Welch	Director and Audit Committee Member	March 16, 2009