Form 10-Q
period 2009-03-31
IBERIABANK CORP
filed 2009-05-11
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

At April 30, 2009, the Registrant had 16,032,555 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$88,010	$159,716
Interest-bearing deposits in banks	75,351	186,149

Total cash and cash equivalents	163,361	345,865
Securities available for sale, at fair value	929,131	828,743
Securities held to maturity, fair values of $89,158 and $60,950, respectively	88,832	60,733
Mortgage loans held for sale	81,077	63,503
Loans, net of unearned income	3,757,959	3,744,402
Allowance for loan losses	(41,662)	(40,872)

Loans, net	3,716,297	3,703,530
Premises and equipment, net	131,235	131,404
Goodwill	236,761	236,761
Other assets	201,379	212,687

Total Assets	$5,548,073	$5,583,226

Liabilities
Deposits:
Noninterest-bearing	$580,607	$620,637
Interest-bearing	3,552,873	3,375,179

Total deposits	4,133,480	3,995,816
Short-term borrowings	142,149	208,213
Long-term debt	544,138	568,479
Other liabilities	72,720	76,510

Total Liabilities	4,892,487	4,849,018

Shareholders’ Equity
Preferred stock, $1 par value—90,000,000 shares issued and outstanding in 2008	—	87,779
Common stock, $1 par value—25,000,000 shares authorized; 17,676,659 shares issued	17,677	17,677
Additional paid-in-capital	471,909	474,209
Retained earnings	219,137	218,818
Accumulated other comprehensive income	19,979	12,294
Treasury stock at cost—1,653,941 and 1,773,939 shares, respectively	(73,116)	(76,569)

Total Shareholders’ Equity	655,586	734,208

Total Liabilities and Shareholders’ Equity	$5,548,073	$5,583,226

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2009	2008
Interest and Dividend Income
Loans, including fees	$48,498	$54,915
Mortgage loans held for sale, including fees	982	798
Investment securities:
Taxable interest	9,608	9,168
Tax-exempt interest	1,004	957
Other	229	1,472

Total interest and dividend income	60,321	67,310

Interest Expense
Deposits	17,844	25,585
Short-term borrowings	387	2,702
Long-term debt	5,803	6,197

Total interest expense	24,034	34,484

Net interest income	36,287	32,826
Provision for loan losses	3,032	2,695

Net interest income after provision for loan losses	33,255	30,131

Noninterest Income
Service charges on deposit accounts	5,272	5,114
ATM/debit card fee income	1,714	1,407
Income from bank owned life insurance	713	742
Gain on sale of loans, net	8,529	11,348
Title income	4,479	4,510
Broker commissions	1,214	1,290
Other income	1,809	1,875

Total noninterest income	23,730	26,286

Noninterest Expense
Salaries and employee benefits	24,228	20,918
Occupancy and equipment	5,632	5,330
Franchise and shares tax	680	611
Communication and delivery	1,597	1,688
Marketing and business development	785	859
Data processing	1,558	1,423
Printing, stationery and supplies	479	500
Amortization of acquisition intangibles	622	575
Professional services	1,276	1,111
Other expenses	6,935	3,781

Total noninterest expense	43,792	36,796

Income before income tax expense	13,193	19,621
Income tax expense	4,048	6,266

Net Income	$9,145	$13,355

Preferred Stock Dividends	(3,350)	—

Earnings Available to Common Shareholders—Basic	$5,795	$13,355

Earnings Allocated to Unvested Restricted Stock	(169)	(387)

Earnings Available to Common Shareholders—Diluted	$5,626	$12,968

Earnings per common share—Basic	$0.36	$1.04

Earnings per common share—Diluted	$0.36	$1.02

Cash dividends declared per common share	$0.34	$0.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2007	$—	$14,800	$361,746	$197,911	$5,725	$(82,123)	$498,059
Cumulative effect adjustment -Adoption of EITF 06-4				(71)			(71)

Balance after adjustment, December 31, 2007	—	14,800	361,746	197,840	5,725	(82,123)	497,988
Comprehensive income:
Net income				13,355			13,355
Change in unrealized gain on securities available for sale, net of taxes					3,076		3,076
Change in fair value of derivatives used for cash flow hedges, net of taxes					(310)		(310)

Total comprehensive income							16,121
Cash dividends declared, $.34 per share			(45)	(4,374)			(4,419)
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 56,268 shares			111			629	740
Common stock issued for vested restricted stock, net of shares forfeited			(1,142)			1,142	—
Share-based compensation cost			1,218				1,218
Equity activity of joint venture			10				10

Balance, March 31, 2008	$—	$14,800	$361,898	$206,821	$8,491	$(80,352)	$511,658

Balance, December 31, 2008	$87,779	$17,677	$474,209	$218,818	$12,294	$(76,569)	$734,208

Comprehensive income:
Net income				9,145			9,145
Change in unrealized gain on securities available for sale, net of taxes					3,426		3,426
Change in fair value of derivatives used for cash flow hedges, net of taxes					4,259		4,259

Total comprehensive income							16,830
Cash dividends declared, $.34 per share			16	(5,448)			(5,432)
Preferred stock dividend and accretion	99			(3,350)			(3,251)
Preferred stock redeemption	(87,878)						(87,878)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 13,450 shares			(238)			(21)	(259)
Common stock issued for recognition and retention plan, net of shares forfeited			(3,474)			3,474	—
Share-based compensation cost			1,396				1,396
Equity activity of joint venture				(28)			(28)

Balance, March 31, 2009	$—	$17,677	$471,909	$219,137	$19,979	$(73,116)	$655,586

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$9,145	$13,355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,850	3,124
Provision for loan losses	3,032	2,695
Share-based compensation expense	1,396	1,218
Loss (Gain) on sale of assets	2	(1)
Gain on sale of credit card receivables	—	(6,901)
Gain on sale of investments	(3)	(25)
Amortization of premium/discount on investments	236	(344)
Derivative (gains) losses on swaps	(57)	303
Mortgage loans held for sale
Originations and transfers	(419,055)	(248,221)
Proceeds from sales	410,010	230,232
Gain on sale of loans, net	(8,529)	(4,446)
Cash retained from tax benefit associated with share-based payment arrangements	(17)	(338)
Other operating activities, net	11,454	1,944

Net Cash (Used in) Provided by Operating Activities	10,464	(7,405)

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	12,369
Proceeds from maturities, prepayments and calls of securities available for sale	69,260	86,181
Purchases of securities available for sale	(164,635)	(133,352)
Proceeds from maturities, prepayments and calls of securities held to maturity	85,821	2,898
Purchases of securities held to maturity	(112,901)	(3,017)
Proceeds from sale of loans	—	37,402
(Increase) Decrease in loans receivable, net, excluding sale of credit card receivables	(19,905)	(30,250)
Proceeds from sale of premises and equipment	2	1
Purchases of premises and equipment	(1,821)	(801)
Proceeds from disposition of real estate owned	3,142	3,113
Cash paid in excess of cash received in acquisition	—	(5,208)
Other investing activities, net	(2,599)	962

Net Cash Used in Investing Activities	(143,636)	(29,702)

Cash Flows from Financing Activities
Increase in deposits	137,664	326,299
Net change in short-term borrowings	(66,064)	(248,550)
Proceeds from long-term debt	—	107,800
Repayments of long-term debt	(24,050)	(4,697)
Dividends paid to shareholders	(5,407)	(4,343)
Preferred stock dividend paid	(3,350)	—
Proceeds from issuance of treasury stock for stock options exercised	333	696
Payments to repurchase common stock	(597)	(341)
Redemption of preferred stock	(87,878)
Cash retained from tax benefit associated with share-based payment arrangements	17	338

Net Cash (Used in) Provided by Financing Activities	(49,332)	177,202

Net (Decrease) Increase In Cash and Cash Equivalents	(182,504)	140,095
Cash and Cash Equivalents at Beginning of Period	345,865	123,105

Cash and Cash Equivalents at End of Period	$163,361	$263,200

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$4,070	$3,315

Exercise of stock options with payment in company stock	$—	$156

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$25,292	$34,214

Income taxes, net	$5,819	$513

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (“the Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2 – Change in Accounting Principle – Earnings Per Share

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective January 1, 2009, these awards are now included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the principle. Previously, the Company included unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method.

The following table presents the effect the adoption of EITF No. 03-6-1 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the three months ended March 31, 2009 and 2008. Adoption had no effect on the Company’s retained earnings or other components of equity.

	For the Three Months Ended March 31,
	2009		2008
	Two-class method	Treasury stock method	Two-class method	Treasury stock method
Income available to common shareholders	$5,795,000	$5,795,000	$13,355,000	$13,355,000
Distributed and undistributed earnings to unvested restricted stock	(170,000)	—	(415,000)	—

Distributed and undistributed earnings to common shareholders – Basic(1)	5,625,000	5,795,000	12,940,000	13,355,000
Undistributed earnings reallocated to unvested restricted stock	1,000	—	28,000	—

Distributed and undistributed earnings to common shareholders – Diluted	$5,626,000	$5,795,000	$12,968,000	$13,355,000

Weighted average shares outstanding- Basic	15,928,634	15,505,829	12,778,373	12,413,477
Weighted average shares outstanding- Diluted	15,728,518	15,776,120	12,687,799	12,737,599

Earnings per common share – Basic(1)	$0.36	$0.37	$1.04	$1.08
Earnings per common share – Diluted	$0.36	$0.37	$1.02	$1.05
Earnings per unvested restricted stock share – Basic (2)	$0.40	N/A	$1.14	N/A
Earnings per unvested restricted stock share – Diluted	$0.40	N/A	$1.06	N/A

(1)	Total earnings available to common shareholders include distributed earnings of $5,288,000, or $0.34 per weighted average share, and undistributed earnings of $337,000, or $0.02 per weighted average share under the two-class method for the three months ended March 31, 2009.
(2)

Total earnings available to unvested restricted stock include distributed earnings of $160,000, or $0.38 per weighted average share, and undistributed earnings of $10,000, or $0.02 per weighted average share, under the two-class method for the three months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 447,567 and 410,090, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,702,239 and 1,976,192 respectively.

The effect from the assumed exercise of 765,805 and 688,725 stock options was not included in the computation of diluted earnings per share for the quarters ended March 31, 2009 and 2008, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 3 – Acquisition Activity

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

The assets of ANB purchased by Pulaski Bank include $180,046,000 in cash, including fed funds and deposits with the Federal Reserve, $44,923,000 of investment securities, all of which are U.S. Treasury and agency securities, $1,945,000 of loans secured by deposits, and $194,000 of accrued interest. Pulaski Bank also acquired $12,874,000 in premises, furniture, fixtures, and equipment associated with these offices.

Pulaski Bank assumed $189,708,000 in insured deposits associated with this transaction. Insured deposits include public fund deposits to the extent those deposits were properly secured and exclude brokered and uninsured deposits. In association with this transaction, Pulaski Bank paid a deposit premium of $1,865,000. Pulaski Bank also assumed certain liabilities, primarily accrued interest payable of $512,000 on deposits.

The assets purchased and liabilities assumed in the ANB transaction are subject to adjustment up to the settlement date to reflect the actual book value of the assets and liabilities acquired. The settlement date of the transaction was to be 180 days after the closing date, but has been extended by the FDIC.

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

Pulaski Bank paid deposit processing fees to the FDIC of $177,000 during 2008. In addition, the Company paid additional merger-related expenses during the second and third quarters of 2008 of $2,303,000 including salaries and personnel costs of temporary employees, travel expenses, and legal and professional services. These fees and other costs were expensed as incurred.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The effect of the acquisitions of IAM, AAT, and ANB would not have had a material effect on the consolidated results of the Company for the three months ended March 31, 2008.

Note 4 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 15 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for additional information related to these share-based compensation plans.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”) utilizing the modified prospective method. The Company reported $17,000 and $338,000 of excess tax benefits as financing cash inflows during the first three months of 2009 and 2008, respectively. Net cash proceeds from the exercise of stock options were $333,000 and $696,000 for the three months ended March 31, 2009 and 2008, respectively.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Expected dividends	2.1%	2.0%
Expected volatility	24.1%	23.7%
Risk-free interest rate	4.5%	4.7%
Expected term (in years)	7.0	7.0
Weighted-average grant-date fair value	$15.57	$15.83

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2009, there was $3,301,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.8 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

	For the Three Months Ended
(dollars in thousands)	March 31, 2009	March 31, 2008
Compensation expense related to stock options	$168	$173

The following table represents stock option activity for the three months ended March 31, 2009.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2008	1,357,741	$39.35
Granted	—	—
Exercised	(13,450)	12.89
Forfeited or expired	(1,786)	58.50

Outstanding options, March 31, 2009	1,342,505	$39.59	4.8 Years

Outstanding exercisable, March 31, 2009	1,119,773	$36.18	4.3 Years

There were 251,270 shares available for future stock option grants to employees and directors under existing plans at March 31, 2009. At March 31, 2009, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $10,434,000 and $10,433,000, respectively. The total intrinsic value of options exercised was $77,000 for the three months ended March 31, 2009.

Restricted Stock Plans

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of March 31, 2009, unearned share-based compensation associated with these awards totaled $21,602,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

	For the Three Months Ended
(dollars in thousands)	March 31, 2009	March 31, 2008
Compensation expense related to restricted stock	$1,118	$928

The following table represents unvested restricted stock activity for the periods indicated.

	For the three months ended
	March 31, 2009	March 31, 2008
Balance, beginning of year	414,788	401,917
Granted	117,832	54,450
Forfeited	(4,567)	(3,370)
Earned and issued	(57,596)	(53,706)

Balance, end of period, respectively	470,457	399,291

Phantom Stock Awards

As part of the 2008 Incentive Compensation Plan, the Company issues phantom stock awards to certain key officers and employees.

The following table represents share and dividend equivalent share award activity during the three months ended March 31, 2009.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2007	—	—	—	—
Granted	200	1	201	$9,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—

Balance, March 31, 2008	200	1	201	$9,000

Balance, December 31, 2008	34,947	402	35,349	$1,624,000
Granted	5,000	299	5,299	243,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—	—

Balance, March 31, 2009	39,947	701	40,648	$1,867,000

(1)	Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $45.94 and $44.25 on March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, the Company recorded $46,000 in compensation expense based on the number of share equivalents vested at year-end and the current market price of $45.94 per share of common stock. There were no awards vested during the three months ended March 31, 2009 according to the vesting provisions of the plan and thus no cash payments were made to award recipients.

Note 5 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company will perform its annual impairment test during the fourth quarter of 2009. The impairment test in 2008 indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the previous impairment test that would indicate that goodwill might be impaired.

The Company had title plant assets totaling $6,722,000 and $6,714,000 at March 31, 2009 and 2008, respectively. Management performed its annual impairment test for its title plant assets as of October 1, 2008. The test indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

The Company records other intangible assets that consist of core deposit intangibles, mortgage servicing rights, non-compete agreements, and title plants.

The following table summarizes the Company’s intangible assets subject to amortization.

	March 31, 2009			March 31, 2008
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$24,790	$9,218	$15,572	$22,925	$6,764	$16,161
Non-compete agreements	18	13	5	18	7	11
Mortgage servicing rights	263	22	241	218	194	24

Total	$25,071	$9,253	$15,818	$23,161	$6,965	$16,196

The amortization expense related to core deposit intangibles for the three months ended March 31, 2009 and 2008 was $622,000 and $575,000, respectively.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s current portfolio does not include Level 3 securities as of March 31, 2009.

Mortgage loans held for sale

As of March 31, 2009, the Company has $81,077,000 of agency-conforming loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At March 31, 2009, the entire balance of $81,077,000 is recorded at cost.

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

Other Real Estate Owned (OREO)

As of March 31, 2009, the Company has $16,028,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at March 31, 2009 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

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

Recurring Basis

	March 31, 2009	Fair Value Measurements at March 31, 2009
(dollars in thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets
Available -for-sale securities	$929,131	$39,982	$889,149	$—
Derivative instruments	25,072	—	25,072	—

Total	$954,203	$39,982	$914,221	$—

Liabilities
Derivative instruments	$19,698	$—	$19,698	$—

Total	$19,698	$—	$19,698	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2009 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$64	$—

Change in unrealized gains or losses relating to assets still held at March 31, 2009	$—	$7,684

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis

	March 31, 2009	Fair Value Measurements at March 31, 2009
(dollars in thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$9,186	$—	$9,186	$—

Total	$9,186	$—	$9,186	$—

In accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans with a carrying amount of $10,064,000 were recorded at their fair value at March 31, 2009.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2009.

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

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three month period ended March 31, 2009.

Note 7 – Derivative Financial Instruments

In the course of its business operations, the Company is exposed to certain risks, including interest rate, liquidity, and credit risk. The Company manages its risks through the use of derivative financial instruments, primarily through management of exposure due to the receipt or payment of future cash amounts based on interest rates. The Company’s derivative financial instruments manage the differences in the timing, amount, and duration of expected cash receipts and payments.

The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value.

The primary types of derivatives used by the Company include interest rate swap agreements and interest rate lock commitments.

Interest Rate Swap Agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $110,000,000 and $45,000,000 in derivative contracts on its debt at March 31, 2009 and 2008, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2009, the Company had notional amounts of $131,341,000 on interest rate contracts with corporate customers and $131,341,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

Because the swap agreements used to manage interest rate risk have been designated as hedging exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk.

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. There is only one interest rate swap agreement that currently is not designated as a hedging instrument. The Company determined that based upon SFAS No. 133 guidance available at the time of the agreement, the “short-cut” method was an appropriate accounting method because the terms of the interest rate swaps and the corresponding debt matched and, as a result, the Company assumed no ineffectiveness in the hedging relationships. Based on technical interpretations of SFAS No. 133, the Company determined that the swaps did not qualify for hedge accounting under the short-cut method. Accordingly, the Company revised its method of accounting for the swaps, and changes in the fair value of these swaps are now recorded as noninterest income. The derivative had a notional amount of $10,000,000 at March 31, 2009 and 2008.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first three months of 2009 and 2008.

At March 31, the information pertaining to outstanding derivative instruments is as follows.

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		2009	2008		2009	2008
(dollars in thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$25,071	$7,294	Other liabilities	$19,557	$7,993

Total derivatives designated as hedging instruments under Statement 133		$25,071	$7,294		$19,557	$7,993

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	—	—	Other liabilities	$139	$226

Total derivatives not designated as hedging instruments under Statement 133		—	—		$139	$226

At March 31, 2009, the Company was not required to post collateral for any derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2009. As permitted by FIN 39-1, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At March 31, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows.

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Statement 133 Cash Flow Hedging Relationships	2009	2008		2009	2008		2009	2008
Interest rate contracts	$3,584	$(455)	Interest income (expense)	$—	$—	Other income (expense)	$—	$—

Total	$3,584	$(455)		$—	$—		$—	$—

(dollars in thousands)	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under Statement 133	2009	2008
Interest rate contracts	$62	$(303)	Other income (expense)

Total	$62	$(303)

During the three months ended March 31, 2009, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2009, the fair value of derivatives that will mature within the next twelve months is $326,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income or expense over the next twelve months for derivatives that will mature over that time.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the three month periods ended March 31.

(dollars in thousands)	2009	2008
Balance at beginning of year, net	$(675)	$(144)
Unrealized gain (loss) on cash flow hedges	6,552	(478)
Tax effect	(2,293)	167

Net of tax change	4,259	(311)

Balance at end of year, net	$3,584	$(455)

Note 8 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At March 31, 2009, the fair value of guarantees under commercial and standby letters of credit was $276,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At March 31, 2009 and 2008, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	2009	2008
Commitments to grant loans	$156,583	$121,494
Unfunded commitments under lines of credit	755,951	712,357
Commercial and standby letters of credit	27,586	21,137

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

Note 9 – Redemption of Preferred Stock

On December 5, 2008, the Company completed the sale of 90,000 shares of its $1.00 par value, $1,000 liquidation value Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”), to the U.S. Treasury as part of the announced Capital Purchase Program (“CPP”). The preferred shares included a 10-year warrant to purchase up to 138,490 shares of the Company’s common stock at an exercise price of $48.74 per share, for an aggregate purchase price of $6,750,000. The exercise price of the warrant and the market price for determining the number of shares of common stock subject to the warrant, were determined on the date of the preferred investment (calculated on a 20-trading day trailing average).

The fair value allocation of the $90,000,000 proceeds between the preferred shares and the warrant resulted in $87,779,000 allocated to the preferred shares and $2,221,000 allocated to the warrant. The issuance required the Company to pay the U.S. Treasury a 5.0% annual dividend on a quarterly basis, or $4,500,000 annually, for each of the first five years of the investment, and 9.0% thereafter.

On February 26, 2009, the Company announced it had filed notice to the U.S. Treasury that the Company would redeem all of the 90,000 outstanding shares of its preferred stock at a total redemption price of $90,575,000, which included the unpaid accrued dividend. On the March 31, 2009 redemption date, the Company paid $90,575,000 to the U.S. Treasury to redeem the preferred stock. At the time of payment, all rights of the Treasury, as the holder of the preferred stock, terminated. At the time of payment, the preferred stock had a carrying value of $87,843,000. The remaining $2,732,000 included an accrued dividend of $575,000 and an accelerated deemed dividend of $2,157,000. As a result, for the three months ended March 31, 2009, the dividend paid on the preferred shares totaled $3,350,000.

At March 31, 2009, the warrant continues to be immediately exercisable, in whole or in part, over a term of 10 years. The warrant continues to be included in the Company’s diluted average common shares outstanding in periods when the effect of its inclusion is dilutive to earnings per share. The final disposition of the warrant has not been finalized. Other than some minimal valuation expense, the Company does not believe that there will be material expense associated with the final disposition of the warrant.

Note 10 – Recent Accounting Pronouncements

On January 1, 2009, the Company prospectively adopted the provisions of SFAS 141(R), Business Combinations. Issued in December 2007, SFAS 141(R) impacts how entities apply the acquisition method to business combinations. Significant changes to how the Company accounts for business combinations under this Statement include 1) the acquisition date will be date the acquirer obtains control, 2) all identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date, 3) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, 4) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year, 5) acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred, 6) transaction costs will be expensed as incurred, 7) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period, and 8) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) requires additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation. Adoption of the provisions of SFAS 141(R) did not have any affect on the operating results, financial position, or liquidity of the Company.

On January 1, 2009, the Company adopted the provisions of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. Issued in December 2007, SFAS 160 requires the Company to classify noncontrolling interests as a component of shareholders’ equity and subsequent changes in ownership interests in a Company subsidiary are accounted for as an equity transaction. SFAS 160 also requires the Company to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. Additionally, SFAS 160 retrospectively requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Adoption of the provisions of SFAS 160 did not have a material effect on the operating results, financial position, or liquidity of the Company.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP amends and clarifies SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. As issued, Statement 141(R) required that all contractual contingencies and all noncontractual contingencies that are more likely than not to give rise to an asset or liability be recognized at their acquisition date fair value. All noncontractual contingencies that do not meet the more-likely-than not criterion as of the acquisition date would be accounted for in accordance with other U.S. generally accepted accounting principles, as appropriate, including FASB Statement No. 5, Accounting for Contingencies. SFAS 141(R) required that when new information is obtained, a liability be measured at the higher of its acquisition-date fair value and the amount that would be recognized by applying Statement 5. FSP No. FAS 141(R)-1 clarified the guidance to state an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company has adopted the provisions of this guidance effective January 1, 2009, and does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

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

In November 2008, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance in accounting for and presenting impairment losses on investment securities. The FSP requires fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value on a quarterly basis, providing qualitative and quantitative information about fair value estimates for financial instruments not measured on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments clarify the timing of impairment recognition, and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but early adoption is permitted for interim or annual periods ending after March 15, 2009. Management is currently evaluating the effect the adoption of these FSPs will have on the financial condition and results of operations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three month period ended March 31, 2009. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Item 1A of the Company’s 2008 Annual Report on Form 10-K.

FIRST QUARTER OVERVIEW

The Company’s results of operations, financial condition, and liquidity were significantly impacted by the redemption on March 31, 2009 of the Company’s preferred stock held by the U.S. Treasury. On the redemption date, the Company paid $90.6 million to the U.S. Treasury to redeem the preferred stock and pay the accrued dividend. At the time of payment, the preferred stock had a value of $87.8 million. The remaining $2.7 million included an accrued dividend of $0.6 million and an accelerated deemed dividend of $2.1 million. As a result, for the three months ended March 31, 2009, the dividend paid on the preferred shares totaled $3.5 million, reducing income available to common shareholders by the same amount. For additional information, see Note 9 to the Company’s consolidated financial statements.

In addition to the preferred stock redemption, the Company’s results of operations were impacted by a change in accounting principle effective for the first quarter of 2009. In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective January 1, 2009, these awards are now included in the calculation of basic earnings per share under the “two-class” method, a change that reduces both basic and diluted earnings per share. The “two-class” method allocates earnings for the period between common shareholders and other security holders. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the principle. As a result of the adoption, basic and diluted income per common share for the first quarter ended March 31, 2009 were $0.01 per share lower than they would have been under the previously-used “treasury stock” method of per share calculation. For the three months ended March 31, 2008, basic and diluted income per common share were $0.04 and $0.03 lower, respectively, under the current method than the previously reported method. Adoption had no effect on the Company’s retained earnings or other components of equity. For additional information, see Note 2 to the Company’s consolidated financial statements.

During the first quarter of 2009, the Company reported income available to common shareholders of $5.6 million, or $0.36 per common share on a diluted basis, representing a 56.6% decrease compared to net income available to common shareholders of $13.0 million earned for the first quarter of 2008. On a per share basis, this represents a 65.0% decrease from the $1.02 per diluted share earned for the first quarter of 2008.

Key components of the Company’s performance are summarized below.

•

Total assets at March 31, 2009 were $5.5 billion, a decrease of $35.2 million, or 0.6%, from $5.6 billion at December 31, 2008. The decrease is primarily the result of the preferred stock redemption in March 2009. The repayment of the preferred stock and the preferred stock dividend decreased cash by $90.6 million. The redemption was offset by the use of the proceeds from the Company’s common stock issuance in December 2008 to increase its investment securities and fund loan growth. In addition, a robust mortgage pipeline increased the Company’s held-for-sale mortgage loans $17.6 million, or 27.7%, during the first quarter of 2009.

•

The preferred stock redemption also impacted shareholders’ equity, as total shareholders’ equity decreased by $78.6 million, or 10.7%, from $734.2 million at December 31, 2008 to $655.6 million at March 31, 2009. The redemption was offset by net income of $9.1 million and other comprehensive income earned during the first three months of 2009 of $7.7 million.

•

Total loans at March 31, 2009 increased to $3.8 billion, a $13.6 million increase over December 31, 2008. The increase was spurred by commercial loan growth of $43.2 million, or 1.9%. Loan growth during the year was tempered by the continued compression of the Company’s mortgage loan portfolio. During the first three months of 2009, the mortgage loan portfolio decreased $25.9 million, or 4.8%.

•

Total customer deposits increased $137.7 million, or 3.4%, from $4.0 billion at December 31, 2008 to $4.1 billion at March 31, 2009. The increase was attributable to growth in the Company’s NOW and savings and money market products.

•

Net interest income increased $3.5 million, or 10.5%, for the three months ended March 31, 2009, compared to the same period of 2008. These increases were attributable to growth in both the IBERIABANK and Pulaski Bank loan portfolios, as well as the Company’s improved liquidity position. Because of the proceeds provided by the Company’s common and preferred stock issuances in late 2008, the Company was able to decrease its short-term borrowings, resulting in an 85.7% decrease in short-term interest expense from March 31, 2008. The corresponding net interest margin ratios on a tax-equivalent basis were 3.02% and 3.04% for the quarters ended March 31, 2009 and 2008, respectively.

•

Noninterest income decreased $2.6 million, or 9.7%, for the first quarter of 2009 as compared to the same period of 2008. The decrease in the current quarter is due to the sale of a portion of the Company’s credit card portfolio during the first quarter of 2008. The sale resulted in a gain of $6.9 million during the 2008 first quarter. Excluding the nonrecurring gain, noninterest income increased $4.3 million, or 16.3%. That increase was driven by additional service charges and fee income from the expanded customer base of the banks, as well as increased gains on the sale of mortgage loans due to the volume of activity in the first quarter of 2009.

•

Noninterest expense increased $7.0 million, or 19.0%, for the quarter ended March 31, 2009, as compared to the same quarter last year. The increase resulted primarily from higher salary and benefit costs of $3.3 million as the Company has paid higher mortgage incentive commissions due to the increased mortgage activity during 2009. Noninterest expense also included a $1.4 million increase in net costs of OREO property, as the Company has moved an increased number of properties into OREO. FDIC assessments have increased $0.8 million in the current year, as the Company is currently subject to additional insurance assessed by the FDIC to all financial institutions.

•

The Company recorded a provision for loan losses of $3.0 million during the first quarter of 2009, compared to a provision of $2.7 million for the first quarter of 2008. The increase in provision for the three month period of 2009 is attributable to loan portfolio growth and a decline in overall asset quality in portions of the Company’s loan portfolios. As of March 31, 2009, the allowance for loan losses as a percent of total loans was 1.11%, a two basis point increase over the 1.09% at December 31, 2008. Net charge-offs for the first quarter of 2009 were $2.2 million, or 0.24% of average loans on an annualized basis, compared to $1.8 million, or 0.21%, a year earlier.

•	In March 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with the same quarter of 2008.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $5.0 billion during the quarter ended March 31, 2009, an increase of $194.0 million, or 4.1%, from the year ended December 31, 2008 and $541.0 million, or 12.2% from March 31, 2008.

Loans and Leases – The average loan portfolio increased $81.0 million, or 2.2%, during the first three months of 2009. On a period end basis, the loan portfolio increased $13.6 million, or 0.4%.

The Company’s average loan to deposit ratios at March 31, 2009 and December 31, 2008 were 93.2% and 92.4%, respectively. At March 31, 2009, the percentage of fixed rate loans within the total loan portfolio decreased to 62% from 67% at year-end. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2009	December 31, 2008	Increase/(Decrease)
			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$476,899	$498,740	$(21,841)	(4.4)%
Construction/ Owner Occupied	32,665	36,693	(4,028)	(11.0)%
Total residential mortgage loans	509,564	535,433	(25,869)	(4.8)%
Commercial loans:
Real estate	1,551,790	1,522,965	28,825	1.9%
Business	790,027	775,625	14,402	1.9%

Total commercial loans	2,341,817	2,298,590	43,227	1.9%
Consumer loans:
Indirect automobile	264,019	265,722	(1,703)	(0.6)%
Home equity	503,979	501,036	2,943	0.6%
Other	138,580	143,621	(5,041)	(3.5)%

Total consumer loans	906,578	910,379	(3,801)	(0.4)%

Total loans receivable	$3,757,959	$3,744,402	$13,557	0.4%

Total commercial loans increased $43.2 million, or 1.9%, compared to December 31, 2008. Commercial loan growth was driven by commercial real estate loans, which increased $28.8 million compared to December 31, 2008. The increase is consistent with the Company’s growth strategy and focus on commercial loans.

The consumer loan portfolio decreased $3.8 million, or only 0.4%, compared to December 31, 2008, driven primarily by a decrease in personal loans of $2.9 million, or 5.6%, and indirect automobile loans of $1.7 million. These decreases were offset by growth of home equity loans and lines of credit of $2.9 million, or 0.6%. Consumer loan growth was tempered due to the current economic environment, as consumer activity has trended to saving rather than spending. Consumer loan growth was also impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

Overall loan growth for the first quarter of 2009 was tempered mostly by a decrease in mortgage loans of $25.9 million, or 4.8% to $509.6 million compared to $535.4 million as of December 31, 2008. The decrease in mortgage loans is a result of increased loan sales to secondary markets during the first three months of the year. The Company continues to sell the majority of conforming mortgage loan originations, servicing released, in the secondary market and benefit from the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – Total investment securities increased $128.5 million, or 14.4%, during the first three months of 2009. The increase was driven by purchases of securities using a portion of the proceeds from the Company’s common and preferred stock issuances during December 2008. In addition, the unrealized gain on the Company’s available-for-sale portfolio increased $5.3 million due to improved market performance during the quarter.

The following table summarizes activity by type of investment in the Company’s investment securities portfolio during the first three months of 2009. There were no acquisitions, transfers between categories, or sales of securities during the first three months of 2009. Gains and losses recorded in the income statement for the three months ended March 31, 2009 were recorded on calls of securities.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2008	$828,743	$60,733
Purchases	164,635	113,896
Principal maturities, prepayments and calls	(69,260)	(85,820)
Amortization of premiums and accretion of discounts	(259)	23
Increase (Decrease) in market value	5,272	—

Balance, March 31, 2009	$929,131	$88,832

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of March 31, 2009, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $110.8 million, or 59.5%, to $75.4 million at March 31, 2009, compared to $186.1 million at December 31, 2008. The payment on March 31, 2009 to redeem the Company’s preferred stock with the U.S. Treasury of $90.6 million, including an accrued dividend, contributed to the decrease in the end of period balance.

Mortgage Loans Held for Sale – Despite difficulties in the sub-prime mortgage industry over the past year, loans held for sale increased $17.6 million, or 27.7%, to $81.1 million at March 31, 2009, compared to $63.5 million at December 31, 2008. The increase was a result of additional volume generated during the first three months of the year. Consistent with seasonal patterns, the Company originated $419 million in mortgage loans during the first quarter, up 129% compared to the previous quarter. Originations were offset by $400 million in sales during the first quarter. Because of the decrease in borrowing rates during the quarter, customers began to refinance their mortgages, which accounted for the majority of the Company’s origination activity. 63% of mortgage loan originations during the first quarter of 2009 were due to refinancing. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Asset Quality

Primarily as a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Management believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk-adjusted level of return within the loan portfolio.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $52.7 million, or 0.95% of total assets at March 31, 2009, compared to $46.6 million, or 0.83% of total assets at December 31, 2008. Of the $52.7 million in nonperforming assets, $33.5 million, or 63.5%, relates to the Pulaski Bank franchise. The allowance for loan losses amounted to 1.11% of total loans and 113.5% of total nonperforming loans at March 31, 2009, compared to 1.09% and 134.9%, respectively, at December 31, 2008. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans:
Commercial, financial and agricultural	$27,215	$21,433
Mortgage	1,820	2,423
Loans to individuals	4,715	3,969

Total nonaccrual loans	33,750	27,825
Accruing loans 90 days or more past due	2,952	2,481

Total nonperforming loans (1)	36,702	30,306
OREO and foreclosed property	16,028	16,312

Total nonperforming assets (1)	52,730	46,618
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings (1)	$52,730	$46,618

Nonperforming loans to total loans (1)	0.98%	0.81%
Nonperforming assets to total assets (1)	0.95%	0.83%
Allowance for loan losses to nonperforming loans (1)	113.5%	134.9%
Allowance for loan losses to total loans	1.11%	1.09%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Total nonperforming assets increased $6.1 million or 13.1% from year-end, due primarily to one large relationship in the IBERIABANK portfolio. This credit had a $7.1 million balance at March 31, 2009, and was included in the Company’s nonaccrual loans. As a result, IBERIABANK nonaccrual loans increased $9.4 million, or 144.8%.

Pulaski Bank’s nonperforming assets totaled $33.5 million at March 31, 2009, including $17.9 million of nonaccrual loans, compared to $36.7 million in nonperforming assets at December 31, 2008. The Pulaski Bank nonperforming assets are primarily construction and land development loans in Northwest Arkansas and Memphis. The Company’s efforts to address risk in the Pulaski Bank builder construction portfolio led to a decrease in nonaccrual loans at Pulaski Bank. Since year-end, Pulaski Bank’s nonaccrual loans have decreased $3.5 million, or 16.3%. The Pulaski Bank builder construction portfolio continued its compression as homes were sold and loans paid down during the first three months of 2009. The portfolio totaled $22.1 million at March 31, 2009, down $5.9 million, or 21.0%, during the quarter. Nonaccrual loans in the portfolio totaled $7.9 million, a decrease of $2.4 million, or 23.5%, from December 31, 2008.

Despite the increase in nonperforming asset balances, the percentage of total assets has remained relatively consistent with December 31, 2008. Although nonperforming assets have increased to 95 basis points of total assets, excluding the IBERIABANK credit mentioned above, that percentage would have been 0.83%, consistent with December 31, 2008.

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the first quarter of 2009 were $2.2 million, or 0.24%, of average loans on an annualized basis, as compared to $1.8 million, or 0.21%, for the same quarter last year. The increase in charge-offs is a result of the Company’s efforts to move troubled credits out of its portfolios to maintain its levels of asset quality.

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

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at March 31, 2009 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first three months of 2009.

(dollars in thousands)	Amount
Balance, December 31, 2008	$40,872
Provision charged to operations	3,032
Loans charged off	(2,765)
Recoveries	523

Balance, March 31, 2009	$41,662

The allowance for loan losses amounted to $41.7 million, or 1.11% of total loans at March 31, 2009, 1.09% at December 31, 2008, and 1.14% as of March 31, 2008. Although asset quality in the Pulaski builder construction portfolio improved from December 31, 2008, asset quality in the overall IBERIABANK portfolio decreased, which led to an increase in loan reserves at March 31, 2009.

Other Assets

The following table details the changes in other asset categories during the first three months of 2009.

(dollars in thousands)	March 31, 2009	December 31, 2008	Increase/(Decrease)
			Amount	Percent
Cash and due from banks	$163,361	$345,865	$(182,504)	(52.8)%
Premises and equipment	131,235	131,404	(169)	(0.1)
Bank-owned life insurance	68,634	67,921	713	1.1
Goodwill	236,761	236,761	—	—
Core Deposit Intangibles	15,572	16,193	(621)	(3.8)
Title plant and other intangible assets	6,727	6,729	(2)	0.0
Accrued interest receivable	20,125	19,633	492	2.5
FHLB and FRB stock	32,296	29,673	2,623	8.8
Other	40,701	42,865	(2,164)	(5.0)

Total	$715,412	$897,044	$(181,632)	(20.2)%

The $182.5 million decrease in cash and due from banks results from the Company’s redemption of its preferred stock issued to the U.S. Treasury in March 2009. In addition, the Company has deployed the proceeds from its common stock issuance in December 2008 to fund loan growth, invest in additional investment securities, and pay down its short-term debt.

The $0.7 million increase in the Company’s bank-owned life insurance balance is a result of earnings on existing policies during the first three months of 2009.

The decrease in core deposit intangibles is due to amortization expense of $0.6 million during the first three months of 2009. There were no additions to core deposit intangibles during the first quarter of 2009.

The $0.5 million increase in accrued interest receivable from year-end is due primarily to the timing of interest payments during the quarter and partially attributable to loan growth.

The $2.6 million increase in FHLB stock is the result of additional investments at IBERIABANK and Pulaski Bank made during the first quarter.

The $2.1 million decrease in other assets is primarily the result of $9.9 million in fed funds sold at December 31, 2008. The Company did not have funds sold at March 31, 2009. This decrease was offset by an increase of $4.5 million in the market value of its derivatives and modest increases in prepaid assets and other receivables.

There was no significant change in the Company’s goodwill, title plant, or other intangible asset balances since year-end. In addition, there were no significant changes in the Company’s premises and equipment balances since December 31, 2008, as asset purchases were offset by depreciation expense during 2009.

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

Deposits – Total end of period deposits increased $137.7 million, or 3.4%, to $4.1 billion at March 31, 2009, compared to $4.0 billion at December 31, 2008. The increase was a result of deposit growth generated in the Company’s interest-bearing accounts, as customers continue to strive for a stable rate of return. The growth in the interest-bearing accounts was driven by deposit repricing in many of the Company’s markets. Interest-bearing deposits grew 5.3% during the first quarter of 2009. Significant increases in NOW, savings, and money-market balances drove total growth. This growth was offset by a decrease in noninterest-bearing accounts of $40.0 million, or 6.4%.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	March 31, 2008	December 31, 2008	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$580,607	$620,637	$(40,030)	(6.4)%
NOW accounts	952,298	821,649	130,649	15.9
Savings and money market accounts	1,070,520	954,408	116,112	12.2
Certificates of deposit	1,530,055	1,599,122	(69,067)	(4.3)

Total deposits	$4,133,480	$3,995,816	$137,664	3.4%

Short-term Borrowings – Short-term borrowings decreased $66.1 million, or 31.7%, from December 31, 2008 to March 31, 2009 to $142.1 million. The decrease was a result of two primary factors. The Company used a portion of its proceeds from a common stock issuance in 2008 to pay its maturing short-term debt. In addition, in order to take advantage of lower cost long-term funding, the Company lengthened its liability structure by borrowing long-term funds to lock in more favorable long-term funding rates.

The Company’s short-term borrowings at March 31, 2009 were comprised entirely of $142.1 million of securities sold under agreements to repurchase. There were no advances under the Company’s line of credit with a correspondent bank, nor were there any outstanding short-term fixed or variable rate advances from the FHLB of Dallas. At December 31, 2008, $58.0 million in short-term advances were outstanding. The average rates paid on short-term borrowings were 0.83% and 3.12% for the quarters ended March 31, 2009 and 2008, respectively. The decrease in the average rate is a result of the decrease in bank borrowing rates since the first quarter of 2008.

Long-term Borrowings – Long-term borrowings decreased $24.3 million, or 4.3%, to $544.1 million at March 31, 2009, compared to $568.5 million at December 31, 2008. The decrease in borrowings from December 31, 2008 is a result of the repayments of maturing long-term FHLB advances during the three months ended March 31, 2009.

At March 31, 2009, the Company’s long-term borrowings were comprised of $407.3 million of fixed and variable rate advances from the FHLB of Dallas, $111.8 million in junior subordinated debt, and a $25.0 million note with a correspondent bank. The average rates paid on long-term borrowings were 4.20% and 4.83% for the quarters ended March 31, 2009 and 2008, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2009, shareholders’ equity totaled $655.6 million, a decrease of $78.6 million, or 10.7%, compared to $734.2 million at December 31, 2008. The following table details the changes in shareholders’ equity during the first three months of 2009.

(dollars in thousands)	Amount
Balance, December 31, 2008	$734,208
Net income	9,145
Preferred stock dividend and accretion	(3,251)
Preferred stock redemption	(87,878)
Reissuance of treasury stock for under incentive compensation plans, net of shares surrendered	(259)
Cash dividends declared	(5,432)
Change in other comprehensive income from fair value adjustments	7,685
Share-based compensation cost	1,396
Equity activity in a joint venture	(28)

Balance, March 31, 2009	$655,586

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.7% of total shares outstanding. As of March 31, 2009, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first three months of 2009, the Company did not repurchase any shares of its common stock.

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2009 of $9.1 million, compared to $13.4 million earned during the first quarter of 2008, a decrease of $4.2 million, or 31.5%. After the deduction of a preferred stock dividend of $3.4 million, income available to common shareholders was $5.6 million for the first quarter of 2009, a $7.3 million decrease from the first quarter of 2008. On a per share basis, the $0.36 earned per diluted share for the first quarter of 2009 represents a 65.0% decrease from the $1.02 earned for the first quarter of 2008. Common shareholder earnings were negatively impacted by the preferred stock dividend during the quarter. In addition, income for the first three months of 2008 was positively impacted by a nonrecurring gain of $6.9 million on the sale of a portion of the Company’s credit card receivables.

The following is a discussion of operating results for the three months ended March 31, 2009, compared to the same three-month period ended March 31, 2008, by significant income statement caption.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $3.5 million, or 10.5%, to $36.3 million for the three months ended March 31, 2009, compared to $32.8 million for the three months ended March 31, 2008. The increase was due to a $10.5 million, or 30.3%, decrease in interest expense, which was partially offset by a $7.0 million, or 10.4%, decrease in interest income. The decrease in interest income from the first quarter of 2008 was the result of a 118 basis point, or 19.2%, decrease in the average yield of interest-earning assets. The decrease in interest expense was also driven by lower rates. The average rate of interest-bearing liabilities decreased 115 basis points, or 33.2%, from the first quarter of 2008.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.66% during the three months ended March 31, 2009, compared to 2.70% for the comparable period in 2008. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 3.02% and 3.04% for the three months ended March 31, 2009 and March 31, 2008, respectively.

As of March 31, 2009, the Company’s interest rate risk model indicated that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	10.3%
+100	5.6
-100	(2.6)
-200	(4.5)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At March 31, 2009, the Company had interest rate swaps in the notional amount of approximately $382.7 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At March 31, 2009, the Company had $131.3 million notional amount of interest rate contracts with corporate customers and $131.3 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three month periods ended March 31, 2009 and 2008.

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

	Three Months Ended March 31,
	2009			2008
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable:
Mortgage loans	$521,180	$7,347	5.64%	$575,096	$8,539	5.94%
Commercial loans (TE) (2)	2,315,732	26,320	4.68%	1,999,916	30,774	6.23%
Consumer and other loans	906,120	14,831	6.64%	818,252	15,602	7.67%

Total loans	3,743,032	48,498	5.29%	3,393,264	54,915	6.53%
Mortgage loans held for sale	81,910	982	4.80%	57,441	798	5.55%
Investment securities (TE) (2)(3)	968,163	10,612	4.61%	821,033	10,125	5.18%
Other earning assets	179,580	229	0.51%	159,952	1,472	3.70%

Total earning assets	4,972,685	60,321	4.98%	4,431,690	67,310	6.16%

Allowance for loan losses	(40,711)			(37,542)
Nonearning assets	640,184			600,762

Total assets	$5,572,158			$4,994,910

Interest-bearing liabilities:
Deposits:
NOW accounts	$910,272	$2,010	0.90%	$849,280	$3,961	1.88%
Savings and money market accounts	1,006,998	3,839	1.55%	781,890	4,585	2.36%
Certificates of deposit	1,544,596	11,995	3.15%	1,509,335	17,039	4.54%

Total interest-bearing deposits	3,461,866	17,844	2.09%	3,140,505	25,585	3.28%
Short-term borrowings	186,946	387	0.83%	342,662	2,702	3.12%
Long-term debt	552,838	5,803	4.20%	507,099	6,197	4.83%

Total interest-bearing liabilities	4,201,650	24,034	2.31%	3,990,266	34,484	3.46%

Noninterest-bearing demand deposits	554,269			444,284
Noninterest-bearing liabilities	72,430			46,753

Total liabilities	4,828,349			4,481,303
Shareholders’ equity	743,809			513,607

Total liabilities and shareholders' equity	$5,572,158			$4,994,910

Net earning assets	$771,035			$441,424

Ratio of earning assets to interest-bearing liabilities	118.35%			111.06%

Net Interest Spread		$36,287	2.66%		$32,826	2.70%

Tax-equivalent Benefit			0.11%			0.11%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$37,623	3.02%		$34,025	3.04%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

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

While the asset quality of the majority of the Company’s loan portfolio performed well during the first three months of 2009, credit deterioration was noted in the IBERIABANK portfolio. This credit deterioration was exemplified by an increase in nonaccrual loans, as nonaccrual loans at IBERIABANK increased $9.4 million since December 31, 2008. As a result, on a consolidated basis, the Company recorded a provision for loan losses of $3.0 million in the first quarter of 2009. This represents an increase of $0.3 million over the $2.7 million recorded in the same period of 2008. The increase in the provision during 2009 is a result of loan growth and noted deterioration in the IBERIABANK portfolio. The provision recorded during 2009 is also a result of a higher level of chargeoffs at IBERIABANK. Despite nonperforming asset ratios that have been historically higher at Pulaski Bank than at IBERIABANK, during the first quarter of 2009 Pulaski Bank’s asset quality has exhibited some improvement. Nonperforming assets decreased $3.2 million, or 8.6%, as nonaccrual loans have decreased $3.5 million, or 16.3%. These decreases were offset partially by a 10.7% increase in loans 90 days past due still accruing.

Total net charge-offs were $2.2 million for the first quarter of 2009, or an annualized chargeoff percentage of 0.24%. Net charge-offs during the first quarter of 2008 were at 0.21% of the consolidated loan portfolio. The increase in net charge-offs over the first quarter of 2008 is a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen some asset quality deterioration. Net charge-offs in both the first quarters of 2008 and 2009 included recoveries of $0.5 million.

Although some credit deterioration has been noted, the Company believes the allowance is adequate at March 31, 2009 to cover probable losses in the Company’s loan portfolio. In order to address the asset quality issues noted, the Company increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, two basis points, from 1.09% at December 31, 2008 to 1.11% at March 31, 2009. The Company believes the allowance is adequate to cover probable losses as supported by its coverage ratios of nonperforming assets and nonperforming loans. The allowance remains adequate to cover all nonperforming loans at March 31, 2009, and cover 79% of total nonperforming assets.

Noninterest Income – The Company’s total noninterest income was $23.7 million for the three months ended March 31, 2009, $2.6 million, or 2.6%, lower than the $26.3 million earned for the same period in 2008. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended March 31,		Percent Increase (Decrease)
(dollars in thousands)	2009	2008
Service charges on deposit accounts	$5,272	$5,114	3.1%
ATM/debit card fee income	1,714	1,407	21.8
Income from bank owned life insurance	713	742	(3.9)
Gain on sale of loans, net	8,529	11,348	(24.8)
Gain (loss) on sale of assets	(2)	1	(303.8)
Gain (loss) on sale of AFS investments, net	3	122	(97.4)
Title income	4,479	4,510	(0.7)
Broker commissions	1,214	1,290	(5.9)
Other income	1,808	1,752	3.2

Total noninterest income	$23,730	$26,286	(9.7)%

Service charges on deposit accounts increased $0.2 million in the first quarter of 2009 over the comparable prior-year first quarter, as customer volume increased at both IBERIABANK and Pulaski Bank.

ATM/debit card fee income increased $0.3 million in 2009 compared to the same quarter last year primarily due to the expanded cardholder base and increased usage by customers.

Gains on the sale of loans decreased $2.8 million compared to the first quarter of 2008. The decrease in gains is due to the $6.9 million gain on the sale of approximately $30.4 million in credit card receivables during the first quarter of 2008, consistent with past practices at Pulaski Bank. Excluding this gain, additional volume of mortgage loan originations and sales led to an increase in sales gains in the first quarter of 2009.

The gain on the sale of AFS investments in 2008 resulted from the sale of $21.3 million in agency and mortgage-backed securities with the proceeds used to invest in collateralized mortgage obligations and municipal securities. There were no significant sales of investment securities during the first quarter of 2009.

Other sources of noninterest income remained steady during the current year, as there were no significant fluctuations in the levels of income from the first quarter of 2008. Earnings on the Company’s life insurance assets were slightly down in the current year, consistent with market performance. There were no significant gains or losses recorded on fixed asset sales during either of the three month periods ended March 31, 2009 or 2008. Title income and other noninterest income also remained consistent during the first three months of 2009 when compared to the prior year’s first quarter.

Noninterest Expense – The Company’s total noninterest expense was $43.8 million for the three months ended March 31, 2009, $7.0 million, or 19.0%, higher than the $36.8 million incurred for the same period in 2008. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended March 31,		Percent Increase (Decrease)
(dollars in thousands)	2009	2008
Salaries and employee benefits	$24,228	$20,918	15.8%
Occupancy and equipment	5,632	5,330	5.7
Franchise and shares tax	680	611	11.3
Communication and delivery	1,597	1,688	(5.4)
Marketing and business development	785	859	(8.6)
Data processing	1,558	1,423	9.5
Printing, stationery and supplies	479	500	(4.2)
Amortization of acquisition intangibles	622	575	8.1
Professional services	1,276	1,111	14.8
Other expenses	6,935	3,781	83.4

Total noninterest expense	$43,792	$36,796	19.0%

Salaries and employee benefits increased $3.3 million for the first quarter primarily due to higher mortgage incentives paid during the quarter, as well as increased staffing due to the growth of the Company. The Company expanded into the Houston and Mobile markets in the current quarter. Expenses were also higher in the first quarter of 2009 due to higher mortgage-related commissions earned from increased mortgage origination activity.

Occupancy and equipment expense increased $0.3 million for the first quarter due primarily to the facilities costs associated with ANB and the Company’s two new markets, as well as an increase in rent expense in the current year from additional locations and renewals of current property rentals. Occupancy and equipment expense for the three months of 2009 also includes equipment rental expense associated with the outsourcing of the operation and maintenance of the Company’s ATMs, as well as repairs and maintenance expenses incurred as a result of the Arkansas ice storms that affected many of the Pulaski Bank branches.

Despite the increase in the number of branches and locations the Company operates, the Company has kept other operating expenses in the current year steady with the first quarter of 2008, including reducing overall communication and delivery charges, marketing expenses, and printing expenses. The decreases are attributable to acquisition-specific expenses during 2008, as well as customer mailings and notices during 2008.

Professional services expense was $0.2 million higher for the current three month period compared to the same period last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the preferred stock redemption and the increased size and complexity of the Company.

Other noninterest expenses increased $3.2 million in the first quarter of 2009 primarily in two areas. First, net costs of OREO property increased $1.4 million, as the Company has increased its collection efforts on its properties included in OREO. The increase is expenses is consistent with an increase in the size of the IBERIABANK and Pulaski Bank portfolios, as OREO balances have increased $6.3 million, or 64.8%, since March 31, 2008. For the three months ended March 31, 2009, the Company incurred $0.6 million in property writedowns that are included in these net costs. In addition, the Company’s collection efforts resulted in increased appraisal, property tax, and maintenance expenses. Many of these same expenses were offset by gains on sales in 2008.

Other noninterest expenses for the three months ended March 31, 2009 and 2008 include insurance and bond expenses of $1.7 million and $0.5 million, respectively. The largest increase in expenses is a result of additional FDIC assessments in the current year. The size of the Company’s deposits, as well as a special assessment imposed on all financial institutions during the first quarter of 2009, increased the Company’s deposit insurance almost $1.2 million. The FDIC has proposed a one-time special assessment of 20 basis points on all assessable deposits as of June 30, 2009. If imposed, the Company anticipates a continued increase in expense in the second quarter of 2009.

Both credit and loan-related expenses, as well as ATM/debit card expenses, reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and Pulaski Bank franchises. Increases in these expenses over the first quarter of 2008 were $0.2 million for each category of expense. Other expense types, including credit card expenses, bank service charges, travel and entertainment, and stock market and registration agent fees, did not experience a significant fluctuation from the same period of 2008.

Income Tax Expense – Income tax expense decreased $2.2 million, or 35.4%, for the three months ended March 31, 2009 to $4.0 million, compared to $6.3 million for the three months ended March 31, 2008. The fluctuation from the prior period corresponds to the change in income for the comparable periods.

The effective tax rates for the three months ended March 31, 2009 and 2008 were 30.7% and 31.9% respectively. The difference in the effective tax rates for the periods presented is a result of the relative tax-exempt interest income levels during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $1.1 billion, or 71.8% of the total CD balance at March 31, 2009. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flow provided by (used in) operations	$10,464	$(7,405)
Cash flow used in investing activities	(143,636)	(29,702)
Cash flow provided by (used in) financing activities	(49,332)	177,202

Net (decrease) increase in cash and cash equivalents cash flow	$(182,504)	$140,095

The Company had operating cash flow of $10.5 million during the first three months of 2009, $17.9 million higher than in the same period of 2008. The increase was primarily due to higher sales in the Company’s loans held for sale portfolio. Net cash flow from loan sales increased $4.9 million in 2009, as sales volume has increased during the current three months. The Company’s cash flow for the first three months of 2008 was negatively impacted by a gain on the sale of a portion of its credit card portfolio of $6.9 million.

Cash used in investing activities increased $113.9 million during the first three months of 2009 compared to the same period in 2008 primarily due to cash inflows from the sale of credit card receivables, which resulted in proceeds of $37.4 million in 2008. In addition, in 2009 the Company used a portion of the proceeds from its common stock issuance to purchase significant held-to-maturity and available-for-sale investment securities. The majority of cash outflow during the first three months of 2009 was to purchase investment securities and fund loan growth. Purchases of investment securities increased $141.2 million over the first three months of 2008. These purchases were offset by maturities and calls of securities of $155.1 million in the current three-month period, an increase of $66.0 million from the first three months of 2008.

Net financing cash flows decreased $226.5 million from the first three months of 2008 to the three months of 2009, primarily due to a decrease in deposit growth, which provides funds the Company uses to repay short-term borrowings, fund loan growth, and provide additional liquidity. The decrease in deposit growth, coupled with the Company’s redemption of its preferred stock, attributed to the net decrease in funding cash flow. The Company was also able to pay down short- and long-term borrowings by $66.1 million and $24.1 million, respectively, during the three months ended March 31, 2009 without issuing additional long-term debt.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2009, the Company had $407.3 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at March 31, 2009 were $919.9 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $145 million in the form of federal funds and other lines of credit. At March 31, 2009, the Company had no balance outstanding on these lines and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At March 31, 2009, the total approved unfunded loan commitments outstanding amounted to $156.6 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $756.0 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At March 31, 2009, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of March 31, 2009.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$485,075	9.16%	$211,751	4.00%
Tier 1 Risk-Based	$485,075	11.94%	$162,494	4.00%
Total Risk-Based	$551,751	13.58%	$324,988	8.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2008 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009. Additional information at March 31, 2009 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009, was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

In addition to the risk factors disclosed in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2008, certain additional risks and uncertainties should also be considered as discussed below.

Recent increases in deposit insurance coverage are expected to increase our FDIC insurance assessments and result in higher noninterest expense.

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

During 2008 and continuing into 2009, the number of bank failures has impacted resolution costs of the FDIC and depleted the deposit insurance fund. In response, the Emergency Economic Stabilization Act of 2008 (the “EESA”) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The limits are scheduled to return to $100,000 on January 1, 2010. The temporary increase in insured deposit results in a higher assessment for IBERIABANK and Pulaski Bank and will adversely affect our results of operations as an increase in noninterest expense.

Separate from the EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. In 2008, we elected to participate in the deposit guarantee portion of the TLG Program, and as a result are subject to a coverage charge of 10 basis points per annum for noninterest-bearing deposit accounts. This assessment will also adversely affect our results of operations.

These programs have also placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

In February, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 cents for every $100 of assessable deposits on insured institutions on June 30, 2009, which would be collected on September 30, 2009. The interim rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance. These interim rules were subject to a 30-day comment period, and as of the filing date of this Form l0-Q, the FDIC has not issued its final rules regarding the special assessments. The special assessment imposed, as well as any additional assessment, will adversely affect our results of operations.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 6, 2009.

1.	With respect to the election of four directors to serve three-year terms expiring in the year 2012 and until their successors are elected and qualified, the following is the number of shares voted :

Nominees	For	Withheld
Ernest P. Breaux, Jr.	13,748,935	373,043
Daryl G. Byrd	13,593,807	528,171
John N. Casbon	13,744,773	377,205
Jefferson G. Parker	13,744,953	377,025

There were no abstentions or broker non-votes.

2.	With respect to the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, the following is the number of shares voted:

For	Against	Abstain
14,089,806	26,078	6,094

There were no broker non-votes.

Item 5.	Other Information

Effective May 5, 2009, the Compensation Committee of the Board of Directors of the Company approved an award of 12,500 shares of restricted common stock and a phantom stock award of $64,125 to Daryl G. Byrd, President and Chief Executive Officer of the Company. The value of the shares as of the effective date was $47.91 per share. The restricted stock award will vest equally over a seven-year period commencing on the first anniversary of the award. The phantom stock award will vest equally over a six-year period commencing on the second anniversary of the date of the award. The Compensation Committee also granted to Mr. Byrd a $100,000 non-qualified deferred cash compensation award.

The restricted stock award was granted pursuant to and is subject to other terms and conditions of the 2008 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008, and the Restricted Stock Award Agreement filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. The phantom stock and deferred cash compensation awards were granted pursuant to and are subject to other terms and conditions of the Deferred Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2007, and the Phantom Stock Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2008.

Effective May 4, 2009, the corporate title of Pulaski Bank and Trust Company, the Company’s wholly owned federal savings bank subsidiary, was changed to IBERIABANK fsb.

Item 6.	Exhibits

Exhibit No. 10.1	2005 Stock Incentive Plan, as amended.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: May 11, 2009	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer