Form 10-Q
period 2009-06-30
IBERIABANK CORP
filed 2009-08-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Securities Exchange Act Rule 12b-2).

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

At July 31, 2009, the Registrant had 20,572,875 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$149,863	$159,716
Interest-bearing deposits in banks	41,482	186,149

Total cash and cash equivalents	191,345	345,865
Securities available for sale, at fair value	916,883	828,743
Securities held to maturity, fair values of $107,011 and $60,950, respectively	106,505	60,733
Mortgage loans held for sale	90,109	63,503
Loans, net of unearned income	3,829,326	3,744,402
Allowance for loan losses	(46,329)	(40,872)

Loans, net	3,782,997	3,703,530
Premises and equipment, net	130,558	131,404
Goodwill	236,761	236,761
Other assets	247,469	212,687

Total Assets	$5,702,627	$5,583,226

Liabilities
Deposits:
Noninterest-bearing	$576,042	$620,637
Interest-bearing	3,596,853	3,375,179

Total deposits	4,172,895	3,995,816
Short-term borrowings	256,964	208,213
Long-term debt	538,161	568,479
Other liabilities	74,033	76,510

Total Liabilities	5,042,053	4,849,018

Shareholders’ Equity
Preferred stock, $1 par value - 90,000,000 shares issued and outstanding in 2008	—	87,779
Common stock, $1 par value - 25,000,000 shares authorized; 17,674,759 shares issued	17,677	17,677
Additional paid-in-capital	470,830	474,209
Retained earnings	222,123	218,818
Accumulated other comprehensive income	19,569	12,294
Treasury stock at cost - 1,536,051 and 1,773,939 shares, respectively	(69,625)	(76,569)

Total Shareholders’ Equity	660,574	734,208

Total Liabilities and Shareholders’ Equity	$5,702,627	$5,583,226

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$49,012	$52,103	$97,511	$107,018
Mortgage loans held for sale, including fees	1,058	1,068	2,040	1,865
Investment securities:
Taxable interest	9,704	9,659	19,313	18,827
Tax-exempt interest	1,002	961	2,006	1,918
Other	198	1,329	425	2,802

Total interest and dividend income	60,974	65,120	121,295	132,430

Interest Expense
Deposits	16,816	25,859	34,660	51,444
Short-term borrowings	311	503	698	3,205
Long-term debt	5,571	6,285	11,374	12,482

Total interest expense	22,698	32,647	46,732	67,131

Net interest income	38,276	32,473	74,563	65,299
Provision for loan losses	7,783	1,537	10,815	4,231

Net interest income after provision for loan losses	30,493	30,936	63,748	61,068

Noninterest Income
Service charges on deposit accounts	5,479	5,935	10,751	11,049
ATM/debit card fee income	1,963	1,608	3,677	3,015
Income from bank owned life insurance	720	767	1,433	1,509
Gain on sale of loans, net	10,808	4,690	19,338	16,037
Title income	5,232	5,472	9,711	9,981
Broker commissions	1,000	1,682	2,215	2,972
Other income	6,828	2,529	8,634	4,406

Total noninterest income	32,030	22,683	55,759	48,969

Noninterest Expense
Salaries and employee benefits	26,652	22,393	50,879	43,311
Occupancy and equipment	5,781	5,617	11,413	10,948
Franchise and shares tax	922	625	1,602	1,236
Communication and delivery	1,523	1,515	3,120	3,202
Marketing and business development	1,075	764	1,860	1,623
Data processing	1,669	1,669	3,227	3,092
Printing, stationery and supplies	659	505	1,137	1,005
Amortization of acquisition intangibles	622	575	1,243	1,150
Professional services	1,394	1,172	2,669	2,283
Other expenses	9,517	5,447	16,456	9,229

Total noninterest expense	49,814	40,282	93,606	77,079

Income before income tax expense	12,709	13,337	25,901	32,958
Income tax expense	4,235	3,811	8,282	10,077

Net Income	$8,474	$9,526	$17,619	$22,881

Preferred Stock Dividends	—	—	(3,350)	—

Earnings Available to Common Shareholders - Basic	$8,474	$9,526	$14,269	$22,881

Earnings Allocated to Unvested Restricted Stock	(250)	(272)	(414)	(661)

Earnings Available to Common Shareholders - Diluted	$8,224	$9,254	$13,855	$22,220

Earnings per common share - Basic	$0.53	$0.74	$0.88	$1.78

Earnings per common share - Diluted	$0.52	$0.72	$0.88	$1.74

Cash dividends declared per common share	$0.34	$0.34	$0.68	$0.68

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2007	$—	$14,800	$361,746	$197,911	$5,725	$(82,123)	$498,059
Cumulative effect adjustment - Adoption of EITF 06-4				(71)			(71)

Balance after adjustment, December 31, 2007	—	14,800	361,746	197,840	5,725	(82,123)	497,988
Comprehensive income:
Net income				22,881			22,881
Change in unrealized gain on securities available for sale, net of taxes					(7,141)		(7,141)
Change in fair value of derivatives used for cash flow hedges, net of taxes					(98)		(98)

Total comprehensive income							15,642
Cash dividends declared, $.68 per share			(45)	(8,767)			(8,812)
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 114,826 shares			657			1,587	2,244
Common stock issued for vested restricted stock, net of shares forfeited			(1,081)			1,081	—
Share-based compensation cost			2,462				2,462
Equity activity of joint venture			10				10

Balance, June 30, 2008	$—	$14,800	$363,749	$211,954	$(1,514)	$(79,455)	$509,534

Balance, December 31, 2008	$87,779	$17,677	$474,209	$218,818	$12,294	$(76,569)	$734,208
Comprehensive income:
Net income				17,619			17,619
Change in unrealized gain on securities available for sale, net of taxes					(3,756)		(3,756)
Change in fair value of derivatives used for cash flow hedges, net of taxes					11,031		11,031

Total comprehensive income							24,894
Cash dividends declared, $.68 per share				(10,936)			(10,936)
Preferred stock dividend and accretion	99			(3,350)			(3,251)
Preferred stock redemption	(87,878)		(2,249)				(90,127)
Redemption of preferred stock warrant			1,049				1,049
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 94,238 shares			(677)			2,560	1,883
Common stock issued for recognition and retention plan, net of shares forfeited			(4,384)			4,384	—
Share-based compensation cost			2,882				2,882
Equity activity of joint venture				(28)			(28)

Balance, June 30, 2009	$—	$17,677	$470,830	$222,123	$19,569	$(69,625)	$660,574

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$17,619	$22,881

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,911	6,242
Provision for loan losses	10,815	4,231
Share-based compensation expense	2,882	2,462
(Gain) Loss on sale of assets	573	(9)
Gain on sale of credit card receivables	—	(6,901)
Gain on sale of investments	(5,882)	(576)
Loss on abandonment of fixed assets/write downs	154	—
Amortization of premium/discount on investments	779	(650)
Derivative (gains) losses on swaps	(115)	156
Mortgage loans held for sale
Originations and transfers	(934,758)	(511,518)
Proceeds from sales	927,490	502,160
Gain on sale of loans, net	(19,338)	(9,136)
Cash retained from tax benefit associated with share-based payment arrangements	(685)	(925)
Other operating activities, net	14,636	24,836

Net Cash Provided by Operating Activities	20,081	33,253

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	208,012	49,752
Proceeds from maturities, prepayments and calls of securities available for sale	151,256	158,044
Purchases of securities available for sale	(483,757)	(313,897)
Proceeds from maturities, prepayments and calls of securities held to maturity	138,421	6,198
Purchases of securities held to maturity	(184,165)	(5,868)
Proceeds from sale of credit card receivables	—	37,402
Increase in loans receivable, net, excluding sale of credit card receivables	(100,346)	(147,950)
Proceeds from sale of premises and equipment	8	16
Purchases of premises and equipment	(4,624)	(2,252)
Proceeds from disposition of real estate owned	7,206	5,938
Cash received (paid) in excess of cash paid (received) in acquisition	—	128,464
Other investing activities, net	(1,295)	8,450

Net Cash Used in Investing Activities	(269,284)	(75,703)

Cash Flows from Financing Activities
Increase in deposits	177,079	367,759
Net change in short-term borrowings	48,751	(314,665)
Proceeds from long-term debt	—	124,800
Repayments of long-term debt	(29,745)	(12,184)
Dividends paid to common shareholders	(10,855)	(8,717)
Preferred stock dividend paid	(3,350)	—
Proceeds from issuance of treasury stock for stock options exercised	1,926	1,903
Payments to repurchase common stock	(730)	(630)
Redemption of preferred stock	(87,878)	—
Redemption of preferred stock warrant	(1,200)	—
Cash retained from tax benefit associated with share-based payment arrangements	685	925

Net Cash Provided by Financing Activities	94,683	159,191

Net (Decrease) Increase In Cash and Cash Equivalents	(154,520)	116,741
Cash and Cash Equivalents at Beginning of Period	345,865	123,105

Cash and Cash Equivalents at End of Period	$191,345	$239,846

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$9,829	$6,611

Common stock issued in acquisition	$—	$—

Exercise of stock options with payment in company stock	$—	$195

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$48,757	$68,096

Income taxes, net	$14,099	$7,493

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (“the Company”) previously filed with the Securities and Exchange Commission (“The SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries: IBERIABANK, IBERIABANK fsb (formerly Pulaski Bank and Trust Company, or “Pulaski Bank”) and Lenders Title Company (“LTC”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in three states through IBERIABANK and IBERIABANK fsb. The Company also operates mortgage production offices in eight states through IBERIABANK fsb’s subsidiary, IBERIABANK Mortgage Company (“IMC”, formerly Pulaski Mortgage Company, or “PMC”) and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries.

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

The Company has evaluated subsequent events for potential disclosure through August 9, 2009, the date the financial statements were available to be issued. The Company’s disclosure of its common stock issuance in July 2009, an event management of the Company concludes is a material subsequent event, is included in Note 11 to these interim consolidated financial statements.

Note 2 – Change in Accounting Principle – Earnings Per Share

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective January 1, 2009, these awards are now included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the principle. Previously, the Company included unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method.

The following table presents the effect the adoption of EITF No. 03-6-1 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the three- and six-month periods ended June 30, 2009 and 2008. Adoption had no effect on the Company’s retained earnings or other components of equity.

	For the Three Months Ended June 30,
	2009		2008
	Two-class method	Treasury stock method	Two-class method	Treasury stock method

Income available to common shareholders	$8,474,000	$8,474,000	$9,526,000	$9,526,000
Distributed and undistributed earnings to unvested restricted stock	(253,000)	—	(276,000)	—

Distributed and undistributed earnings to common shareholders – Basic(1)	8,221,000	8,474,000	9,250,000	9,526,000
Undistributed earnings reallocated to unvested restricted stock	3,000	—	4,000	—

Distributed and undistributed earnings to common shareholders – Diluted	$8,224,000	$8,474,000	$9,254,000	$9,526,000

Weighted average shares outstanding – Basic	16,044,634	15,577,415	12,876,274	12,504,549
Weighted average shares outstanding – Diluted	15,793,002	15,837,319	12,782,639	12,824,303

Earnings per common share – Basic(1)	$0.53	$0.54	$0.74	$0.76
Earnings per common share – Diluted	$0.52	$0.53	$0.72	$0.74
Earnings per unvested restricted stock share – Basic (2)	$0.54	N/A	$0.74	N/A
Earnings per unvested restricted stock share – Diluted	$0.53	N/A	$0.73	N/A

	For the Six Months Ended June 30,
	2009		2008
	Two-class method	Treasury stock method	Two-class method	Treasury stock method

Income available to common shareholders	$14,269,000	$14,269,000	$22,881,000	$22,881,000
Distributed and undistributed earnings to unvested restricted stock	(422,000)	—	(686,000)	—

Distributed and undistributed earnings to common shareholders – Basic(1)	13,846,000	14,269,000	22,195,000	22,881,000
Undistributed earnings reallocated to unvested restricted stock	9,000	—	26,000	—

Distributed and undistributed earnings to common shareholders – Diluted	$13,855,000	$14,269,000	$22,221,000	$22,881,000

Weighted average shares outstanding – Basic	16,012,016	15,576,080	12,827,723	12,459,412
Weighted average shares outstanding – Diluted	15,793,910	15,846,597	12,735,618	12,780,134

Earnings per common share – Basic(3)	$0.89	$0.92	$1.78	$1.84
Earnings per common share – Diluted	$0.88	$0.90	$1.74	$1.79
Earnings per unvested restricted stock share – Basic (4)	$0.97	N/A	$1.86	N/A
Earnings per unvested restricted stock share – Diluted	$0.95	N/A	$1.79	N/A

(1)	Total earnings available to common shareholders include distributed earnings of $5,324,000, or $0.34 per weighted average share, and undistributed earnings of $2,897,000, or $0.19 per weighted average share under the two-class method for the three months ended June 30, 2009.
(2)

Total earnings available to unvested restricted stock include distributed earnings of $164,000, or $0.35 per weighted average share, and undistributed earnings of $89,000, or $0.19 per weighted average share, under the two-class method for the three months ended June 30, 2009.

(3)	Total earnings available to common shareholders include distributed earnings of $10,612,000, or $0.68 per weighted average share, and undistributed earnings of $3,234,000, or $0.21 per weighted average share under the two-class method for the six months ended June 30, 2009.
(4)

Total earnings available to unvested restricted stock include distributed earnings of $324,000, or $0.74 per weighted average share, and undistributed earnings of $99,000, or $0.23 per weighted average share, under the two-class method for the six months ended June 30, 2009.

For the three-month periods ended June 30, 2009 and 2008, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 499,221 and 379,625 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,600,024 and 1,915,584 respectively.

For the six-month periods ended June 30, 2009 and 2008, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 500,225 and 394,459 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,600,355 and 1,945,888 respectively.

The effect from the assumed exercise of 597,371 and 368,775 stock options was not included in the computation of diluted earnings per share for the quarters ended June 30, 2009 and 2008, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 3 – Acquisition Activity

ANB Financial, N.A.

On May 9, 2008, IBERIABANK fsb entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of ANB Financial, N.A., Bentonville, Arkansas (“ANB”). IBERIABANK fsb currently operates eight former ANB offices in Northwest Arkansas.

IBERIABANK fsb advanced $45,863,000 in cash to the FDIC in partial settlement of the difference between the amount of assets purchased by IBERIABANK fsb and deposits and other liabilities assumed, less the premium to be paid by IBERIABANK fsb in the transaction.

The assets of ANB purchased by IBERIABANK fsb include $180,046,000 in cash, including fed funds and deposits with the Federal Reserve, $44,923,000 of investment securities, all of which are U.S. Treasury and agency securities, $1,945,000 of loans secured by deposits, and $194,000 of accrued interest. IBERIABANK fsb also acquired $12,874,000 in premises, furniture, fixtures, and equipment associated with these offices.

IBERIABANK fsb assumed $189,708,000 in insured deposits associated with this transaction. Insured deposits include public fund deposits to the extent those deposits were properly secured and exclude brokered and uninsured deposits. In association with this transaction, IBERIABANK fsb paid a deposit premium of $1,865,000. IBERIABANK fsb also assumed certain liabilities, primarily accrued interest payable of $512,000 on deposits.

The assets purchased and liabilities assumed in the ANB transaction are subject to adjustment up to the settlement date to reflect the actual book value of the assets and liabilities acquired. The settlement date of the transaction was to be 180 days after the closing date, but has been extended by the FDIC.

The FDIC has generally agreed to indemnify IBERIABANK fsb against all costs, losses, liabilities, and expenses, including legal fees, incurred in connection with certain third party claims that may be brought against IBERIABANK fsb based on liabilities of ANB that were not assumed by IBERIABANK fsb under the Agreement. IBERIABANK fsb has agreed to indemnify the FDIC against certain costs, losses, liabilities and expenses, including legal fees, incurred in connection with certain third party claims that may be brought against the FDIC based on liabilities or obligations of ANB that were assumed by IBERIABANK fsb under the Agreement.

IBERIABANK fsb paid deposit processing fees to the FDIC of $177,000 during 2008. In addition, the Company paid additional merger-related expenses during the second and third quarters of 2008 of $2,303,000 including salaries and personnel costs of temporary employees, travel expenses, and legal and professional services. These fees and other costs were expensed as incurred.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The effect of the acquisitions ANB would not have had a material effect on the consolidated results of the Company for the three or six-month periods ended June 30, 2008.

Note 4 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Securities available for sale:
U.S. Treasury securities	$109,982	$—	$(4)	$109,978
U.S. Government-sponsored enterprise obligations	134,065	555	(1,152)	133,468
Obligations of state and political subdivisions	39,433	683	(915)	39,201
Mortgage backed securities	618,277	16,091	(1,113)	633,255
Other securities	952	29	—	981

Total securities available for sale	$902,709	$17,358	$(3,184)	$916,883

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$45,016	$199	$(4)	$45,211
Obligations of state and political subdivisions	58,681	673	(547)	58,807
Mortgage backed securities	2,808	185	—	2,993

Total securities held to maturity	$106,505	$1,057	$(551)	$107,011

December 31, 2008
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$75,719	$983	$(85)	$76,617
Obligations of state and political subdivisions	44,876	790	(985)	44,681
Mortgage backed securities	687,244	19,299	(71)	706,472
Other securities	952	21	—	973

Total securities available for sale	$808,791	$21,093	$(1,141)	$828,743

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$5,031	$236	$—	$5,267
Obligations of state and political subdivisions	52,745	512	(647)	52,610
Mortgage backed securities	2,957	118	(2)	3,073

Total securities held to maturity	$60,733	$866	$(649)	$60,950

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value above amortized cost. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of June 30, 2009 and December 31, 2008, management’s assessment concluded that no declines are deemed to be other than temporary.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2009
Securities available for sale:
U.S. Treasury securities	$(4)	$109,978	$—	$—	$(4)	$109,978
U.S. Government-sponsored enterprise obligations	(1,152)	69,226	—	—	(1,152)	69,226
Obligations of state and political subdivisions	(55)	4,058	(860)	5,495	(915)	9,553
Mortgage backed securities	(1,113)	133,464	(—)	29	(1,113)	133,493

Total securities available for sale	$(2,324)	$316,726	$(860)	$5,524	$(3,184)	$322,250

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(2)	$19,997	$—	$—	$(2)	$19,997
Obligations of state and political subdivisions	(179)	9,000	(370)	9,110	(549)	18,110
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(181)	$28,997	$(370)	$9,110	$(551)	$38,107

December 31, 2008
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(85)	$8,077	$—	$—	$(85)	$8,077
Obligations of state and political subdivisions	(140)	5,903	(845)	3,386	(985)	9,289
Mortgage backed securities	(63)	11,096	(8)	1,266	(71)	12,362

Total securities available for sale	$(288)	$25,076	$(853)	$4,652	$(1,141)	$29,728

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(628)	17,226	(19)	867	(647)	18,093
Mortgage backed securities	—	—	(2)	123	(2)	123

Total securities held to maturity	$(628)	$17,226	$(21)	$990	$(649)	$18,216

At June 30, 2009, 95 debt securities have unrealized losses of 1.03% of the securities’ amortized cost basis and 0.4% of the Company’s total amortized cost basis. The unrealized losses for each of the 95 securities relate principally to market interest rate changes. 30 of the 95 securities have been in a continuous loss position for over twelve months. These 30 securities have an aggregate amortized cost basis and unrealized loss of $15,863,000 and $1,230,000, respectively. The 30 securities were primarily issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals) and are rated AAA or Aaa by Standard and Poor’s or Moody’s, respectively.

At December 31, 2008, 112 debt securities have unrealized losses of 3.6% of the securities’ amortized cost basis and 0.2% of the Company’s total amortized cost basis. The unrealized losses for each of the 112 securities relate principally to market interest rate changes. 14 of the 112 securities have been in a continuous loss position for over twelve months. These 14 securities have an aggregate amortized cost basis and unrealized loss of $6,514,000 and $873,000, respectively. The 14 securities were primarily issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals) and are rated AAA or Aaa by Standard and Poor’s or Moody’s, respectively.

The Company has assessed the nature of the losses in its portfolio as of June 30, 2009 and December 31, 2008 to determine if there are losses that should be considered other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

•	the length of time and extent to which the fair value of the securities was less than their amortized cost,

•	whether adverse conditions were present in the operations, geographic area, or industry of the issuer,

•

the payment structure of the security, including scheduled interest and principal payments, including the issuer’s failures to make scheduled payments, if any, and the likelihood of failure to make scheduled payments in the future,

•	changes to the rating of the security by a rating agency, and

•	subsequent recoveries or additional declines in fair value after the balance sheet date.

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, the expected cash flows of the debt security were greater than the amortized cost basis of the security. Management also has the intent and ability to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of this analysis, no declines in fair value have been deemed to be other than temporary as of June 30, 2009 and December 31, 2008.

The amortized cost and estimated fair value by maturity of investment securities at June 30, 2009 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value

Within one year or less	0.31%	$122,009	$122,211	0.26%	$41,503	$41,514
One through five years	3.86	76,901	78,466	4.25	13,999	14,397
After five through ten years	4.22	322,572	329,123	4.44	15,578	15,854
Over ten years	4.53	381,227	387,083	4.43	35,425	35,246

Totals	3.73%	$902,709	$916,883	3.39%	$106,505	$107,011

Gains or losses on securities sold are recorded on the trade date, using the specific identification method. The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008

Realized gains	$5,897	$502	$5,899	$605
Realized losses	(18)	(21)	(18)	(30)

Net realized gains (losses)	$5,879	$481	$5,881	$575

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

(dollars in thousands)	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Balance at beginning of year , net	$12,969	$5,869
Unrealized gain (loss) on securities available for sale	101	12,025
Reclassification adjustment for net (gains) losses realized in net income	(5,881)	(1,102)

Net unrealized gain (loss)	(5,780)	10,923
Tax effect	2,023	3,823

Net of tax change	(3,757)	7,100

Balance at end of period, net	$9,212	$12,969

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”) utilizing the modified prospective method. The Company reported $685,000 and $925,000 of excess tax benefits as financing cash inflows during the first six months of 2009 and 2008, respectively. Net cash proceeds from the exercise of stock options were $1,926,000 and $1,903,000 for the six months ended June 30, 2009 and 2008, respectively.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Expected dividends	2.1%	2.1%	2.1%	2.1%
Expected volatility	24.1%	24.1%	24.1%	23.9%
Risk-free interest rate	4.5%	4.6%	4.6%	4.6%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$15.31	$15.65	$15.36	$15.74

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2009, there was $3,148,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.8 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

(dollars in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Compensation expense related to stock options	$182	$149	$351	$322

The following table represents stock option activity for the six months ended June 30, 2009.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life

Outstanding options, December 31, 2008	1,357,741	$39.35
Granted	2,500	47.65
Exercised	(94,238)	15.99
Forfeited or expired	(2,500)	58.50

Outstanding options, June 30, 2009	1,263,503	$41.07	4.8 Years

Outstanding exercisable, June 30, 2009	1,041,074	$37.74	4.3 Years

There were 218,934 shares available for future stock option grants to employees and directors under existing plans at June 30, 2009. At June 30, 2009, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $8,343,000 and $8,342,000, respectively. The total intrinsic value of options exercised was $1,394,000 for the six months ended June 30, 2009.

Restricted Stock Plans

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of June 30, 2009, unearned share-based compensation associated with these awards totaled $21,740,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

(dollars in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Compensation expense related to restricted stock	$1,212	$950	$2,330	$1,877

The following table represents unvested restricted stock activity for the periods indicated.

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Balance, beginning of year	414,788	401,917
Granted	146,382	62,950
Forfeited	(4,567)	(17,338)
Earned and issued	(75,435)	(73,488)

Balance, end of period, respectively	481,168	374,041

Phantom Stock Awards

As part of the 2008 Incentive Compensation Plan, the Company issues phantom stock awards to certain key officers and employees.

The following table represents share and dividend equivalent share award activity during the six months ended June 30, 2009.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)

Balance, December 31, 2007	—	—	—	—
Granted	7,412	51	7,463	$332,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—

Balance, June 30, 2008	7,412	51	7,463	$332,000

Balance, December 31, 2008	34,947	402	35,349	$1,393,000
Granted	9,138	646	9,784	386,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—	—

Balance, June 30, 2009	44,085	1,048	45,133	$1,779,000

(1)	Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $39.41 and $44.47 on June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, the Company recorded $100,000 in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $39.41 per share of common stock. There were no awards vested during the six months ended June 30, 2009 according to the vesting provisions of the plan and thus no cash payments were made to award recipients.

Note 6 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company will perform its annual goodwill impairment test during the fourth quarter of 2009. The impairment test in 2008 indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the previous impairment test that would indicate that goodwill might be impaired.

The Company had title plant assets totaling $6,722,000 and $6,714,000 at June 30, 2009 and 2008, respectively. Management performed its annual title plant intangible impairment test for its title plant assets as of October 1, 2008. The test indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

The Company records other amortizable intangible assets that consist of core deposit intangibles, mortgage servicing rights, and non-compete agreements.

The following table summarizes the Company’s intangible assets subject to amortization.

	June 30, 2009			June 30, 2008
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$24,790	$9,840	$14,950	$24,790	$7,338	$17,452
Non-compete agreements	18	15	3	18	9	9
Mortgage servicing rights	273	66	207	218	200	18

Total	$25,081	$9,921	$15,160	$25,026	$7,547	$17,479

The amortization expense related to core deposit intangibles for the six months ended June 30, 2009 and 2008 was $1,243,000 and $1,150,000, respectively.

Note 7 – Fair Value Measurements

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio does not include Level 3 securities as of June 30, 2009.

Mortgage loans held for sale

As of June 30, 2009, the Company has $90,109,000 of agency-conforming loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At June 30, 2009, the entire balance of $90,109,000 is recorded at cost.

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

Other Real Estate Owned (OREO)

As of June 30, 2009, the Company has $17,352,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at June 30, 2009 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property writedowns of $664,000 and $1,632,000 in earnings for the three- and six-month periods ended June 30, 2009. Writedowns of $13,000 were recorded for the three and six months ended June 30, 2008.

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

The Company's adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Recurring Basis	June 30, 2009	Fair Value Measurements at June 30, 2009 Using
(dollars in thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets
Available -for-sale securities	$916,883	$171,628	$745,255	$—
Derivative instruments	30,383	—	30,383	—

Total	$947,266	$171,628	$775,638	$—

Liabilities
Derivative instruments	$14,543	$—	$14,543	$—

Total	$14,543	$—	$14,543	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2009 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings
(or changes in net assets)	$5,999	$—

Change in unrealized gains (losses) relating to assets still held at June 30, 2009	$—	$7,275

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis	June 30, 2009	Fair Value Measurements at June 30, 2009 Using
(dollars in thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets
Impaired Loans	$18,217	$—	$18,217	$—
Property and equipment, net	660		660
OREO	272	—	272	—

Total	$19,149	$—	$19,149	$—

In accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans with a balance of $21,522,000 were recorded at their fair value at June 30, 2009. During the three months ended June 30, 2009, the Company measured loans with a balance of $5,296,000 at their fair value. The fair value of these loans totaled $3,852,000 at June 30, 2009.

In accordance with the provisions of Statement 144, land at one of the Company’s former branches with a carrying amount of $814,000 was written down to its fair value of $660,000, resulting in an impairment charge of $154,000, which was included in earnings for the three- and six-month periods ended June 30, 2009.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2009.

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

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the six-month period ended June 30, 2009.

Note 8 – Derivative Financial Instruments

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

Interest Rate Swap Agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $110,000,000 and $35,000,000 in derivative contracts on its debt at June 30, 2009 and 2008, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2009, the Company had notional amounts of $139,197,000 on interest rate contracts with corporate customers and $139,197,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company's rate exposure on its corporate customers’ contracts. At June 30, 2008, the Company had notional amounts of $80,372,000 million on both interest rate contracts with corporate customers and offsetting contracts with other financial institutions.

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

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. There is only one interest rate swap agreement that currently is not designated as a hedging instrument. The Company determined that based upon SFAS No. 133 guidance available at the time of the agreement, the “short-cut” method was an appropriate accounting method because the terms of the interest rate swaps and the corresponding debt matched and, as a result, the Company assumed no ineffectiveness in the hedging relationships. Based on technical interpretations of SFAS No. 133, the Company determined that the swaps did not qualify for hedge accounting under the short-cut method. Accordingly, the Company revised its method of accounting for the swaps, and changes in the fair value of these swaps are now recorded as noninterest income. The derivative had a notional amount of $10,000,000 at June 30, 2009 and 2008.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first six months of 2009 and 2008.

At June 30, the information pertaining to outstanding derivative instruments is as follows.

(dollars in thousands)	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		2009	2008		2009	2008
		Fair Value			Fair Value
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other assets	$30,393	$5,417	Other liabilities	$14,460	$5,790

Total derivatives designated as hedging instruments under Statement 133		$30,393	$5,417		$14,460	$5,790

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts	Other assets	$—	$—	Other liabilities	$83	$79

Total derivatives not designated as hedging instruments under Statement 133		$—	$—		$83	$79

At June 30, 2009, the Company was not required to post collateral for any derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2009. As permitted by FIN 39-1, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At June 30, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows.

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Derivatives in Statement 133 Cash Flow Hedging Relationships
Interest rate contracts	$10,356	$(242)	Interest income (expense)	$—	$—	Other income (expense)	$—	$—

Total	$10,356	$(242)		$—	$—		$—	$—

(dollars in thousands)	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	2009	2008
Derivatives Not Designated as Hedging Instruments under Statement 133
Interest rate contracts	$120	$(156)	Other income (expense)

Total	$120	$(156)

During the six months ended June 30, 2009, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2009, the fair value of derivatives that will mature within the next twelve months is $312,000. The Company expects to reclassify $3,250,000 from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the six-month periods ended June 30.

(dollars in thousands)	2009	2008

Balance at beginning of year, net	$(675)	$(144)
Unrealized gain (loss) on cash flow hedges	16,971	(150)
Tax effect	(5,940)	52

Net of tax change	11,031	(98)

Balance at end of end of period, net	$10,356	$(242)

Note 9 – Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate their fair value.

Investment Securities: Fair value equals quoted market prices in an active market. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics.

Loans: The fair value of mortgage loans receivable was estimated based on present values using entry-value rates at June 30, 2009 and December 31, 2008, weighted for varying maturity dates. Other loans receivable were valued based on present values using entry-value interest rates at those dates applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Deposits: The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at June 30, 2009 and December 31, 2008 for deposits of similar remaining maturities.

Short-term Borrowings: The carrying amounts of short-term borrowings maturing within ninety days approximate their fair values.

Long-term Debt: The fair values of long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Instruments: Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Off-Balance Sheet Items: The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At June 30, 2009 and December 31, 2008, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company's financial instruments are as follows:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$191,345	$191,345	$345,865	$345,865
Investment securities	1,009,214	1,023,894	889,476	889,693
Loans and loans held for sale	3,919,435	3,842,528	3,807,905	3,769,857
Derivative instruments	30,393	30,393	20,559	20,599

Financial Liabilities
Deposits	$4,172,895	$4,000,044	$3,995,816	$3,847,939
Short-term borrowings	256,964	256,964	208,213	208,213
Long-term debt	538,161	534,783	568,479	584,696
Derivative instruments	14,543	14,543	21,800	21,800

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 10 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company's exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At June 30, 2009, the fair value of guarantees under commercial and standby letters of credit was $222,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At June 30, 2009 and December 31, 2008, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	June 30, 2009	December 31, 2008

Commitments to grant loans	$119,524	$117,429
Unfunded commitments under lines of credit	836,157	807,135
Commercial and standby letters of credit	22,237	27,664

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

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

Note 11 – Subsequent Events

On July 7, 2009, the Company issued 4,427,500 shares of the Company’s common stock, including 577,500 shares pursuant to the exercise of an over-allotment option. Proceeds from the sale of the stock totaled $172,673,000. Net proceeds after discounts and expenses totaled $164,502,000.

On July 28, 2009, the Company filed a definitive proxy statement with the SEC, notifying shareholders of a meeting to be held August 24, 2009, asking shareholders to approve an amendment to the Company’s charter to increase the number of authorized shares of the Company’s common stock from 25 million to 50 million. The vote required to amend the charter is the affirmative vote of a majority of the outstanding shares of common stock. Subject to approval, the additional authorized shares of common stock may be issued for such consideration the board of directors may determine without further shareholder approval, except to the extent that shareholder approval is required by applicable laws, rules or regulations.

Note 12 – Recent Accounting Pronouncements

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

For the quarter ended June 30, 2009, the Company adopted the provisions of final FASB Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Adoption of the provisions of the guidance did not have an effect on the operating results, financial position, or liquidity of the Company.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures to include interim financial statement periods. The disclosures required in FSP FAS 107-1 and APB 28-1 are included in Note 9 of these interim consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance in accounting for and presenting impairment losses on investment securities. The FSP requires fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value on a quarterly basis, providing qualitative and quantitative information about fair value estimates for financial instruments not measured on the balance sheet at fair value. The disclosures required in FSP FAS 115-2 are included in Note 4 of these interim consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. As issued, SFAS 141(R) required that all contractual contingencies and all noncontractual contingencies that are more likely than not to give rise to an asset or liability be recognized at their acquisition date fair value. All noncontractual contingencies that do not meet the more-likely-than not criterion as of the acquisition date would be accounted for in accordance with other U.S. GAAP, as appropriate, including FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 141(R) required that when new information is obtained, a liability be measured at the higher of its acquisition-date fair value and the amount that would be recognized by applying SFAS 5. FSP FAS 141(R)-1 clarified the guidance to state an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company has adopted the provisions of this guidance effective January 1, 2009, and does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

In May 2009, the Company adopted the provisions of FASB Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date. Because Statement No. 165 only introduces the concept of financial statements being available to be issued, adoption of this Statement did not result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its consolidated financial statements.

In June 2009, FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities. Statement No. 167 amends Interpretation 46(R) to require the Company to perform an analysis to determine whether the Company’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). The analysis is designed to identify the primary beneficiary of a VIE as an enterprise that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the entity, as well as the obligation to absorb losses of the VIE that could be significant to the VIE or the right to receive benefits from the entity that could be significant to the VIE. The Statement also amends Interpretation 46(R) to require ongoing reassessments of whether the Company is the primary beneficiary of a VIE. Before this Statement, Interpretation 46(R) required reconsideration of whether the Company is the primary beneficiary of a variable interest entity only when specific events occurred. In addition, under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. This Statement eliminates that exception. Because the issuance of Statement No. 162 does not represent a material departure from the Company’s current accounting principles, the Company does not believe adoption of the Standard will have a material impact on its financial condition, results of operations, or liquidity.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which include the Company. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Following Statement No. 168, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on changes in the Codification.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, previously identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements that are presented in conformity with GAAP. Statement 162 also arranged these sources of GAAP in a hierarchy for users to apply accordingly. All of the Codification’s content carries the same level of authority, which effectively supersedes Statement 162. As discussed in Note 1 to these financial statements, the Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP and thus adoption of Statement No. 162 will not affect the Company’s financial position, results of operations, or liquidity.

Also in June 2009, the FASB issued an Exposure Draft (“ED”) of a proposed Statement of Financial Accounting Standards, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The proposed Statement is intended to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio.

The proposed disclosures include disclosure of information that enables the users of the Company’s consolidated financial statements to understand the risk characteristics of the Company’s loan portfolio segments, the factors and methodologies used in estimating the Company’s allowance for loan losses for each portfolio, and the activity in both the loan balances and allowance for loan losses for each loan portfolio segment. Additionally, the proposed disclosures include disclosing information by loan portfolio segment that enables users to assess the fair value of the Company’s loans at the end of the reporting period, as well as assess the quantitative and qualitative risks arising from the credit quality of the Company’s loans. Suggested disclosures also include information that enables users to understand the accounting for, and amount of, loans that meet the definition of an impaired loan in Statement No. 114, as well as loans that are on nonaccrual status. The proposed Statement would be effective beginning with the first interim or annual reporting period ending after

December 15, 2009, with early application encouraged. Because the proposed Statement enhances current disclosure requirements, and does not represent a departure from current GAAP, issuance and adoption of the proposed Statement will not affect the Company’s financial position, results of operations, or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three month period ended June 30, 2009. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K, and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K.

SECOND QUARTER OVERVIEW

The Company’s results of operations, financial condition, and liquidity for the six months ended June 30, 2009 were significantly impacted by the redemption on March 31, 2009 of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “preferred stock”) held by the United States Department of the Treasury (the “Treasury”). On the redemption date, the Company paid $90.6 million to the Treasury to redeem the preferred stock and pay the accrued dividend. At the time of payment, the preferred stock had a carrying value of $87.8 million. The remaining $2.7 million included an accrued dividend of $0.6 million and an accelerated deemed dividend of $2.1 million. As a result, for the six months ended June 30, 2009, the dividend paid on the preferred shares totaled $3.4 million, reducing income available to common shareholders by the same amount.

In addition to the preferred stock redemption, the Company’s results of operations were impacted by a change in accounting principle effective for the first quarter of 2009. In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective January 1, 2009, these awards are now included in the calculation of basic earnings per share under the “two-class” method, a change that reduces both basic and diluted earnings per share. The “two-class” method allocates earnings for the period between common shareholders and other security holders. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the principle. As a result of the adoption, basic and diluted income per common share for the quarter ended June 30, 2009 were $0.01 per share lower than they would have been under the previously-used “treasury stock” method of per share calculation. For the three months ended June 30, 2008, basic and diluted income per common share were $0.02 lower under the current method than the previously reported method. For the six months ended June 30, 2009, basic and diluted income per common share were $0.03 and $0.02 per share lower than under the previous method, and $0.06 and $0.05 lower per common share for the six months ended June 30, 2008. Adoption had no effect on the Company’s retained earnings or other components of equity. For additional information, see Note 2 to the Company’s consolidated financial statements.

During the second quarter of 2009, the Company reported income available to common shareholders of $8.2 million, or $0.52 per common share on a diluted basis, representing an 11.1% decrease compared to net income available to common shareholders of $9.3 million earned for the second quarter of 2008. On a per share basis, this represents a 28.1% decrease from the $0.72 per diluted share earned for the second quarter of 2008. For the year, the Company reported net income of $13.9 million, or $0.88 per diluted share, a decrease of $8.4 million, or 37.6%, from the same period in 2008. Earnings per diluted share were down 49.6%, or $0.86, during the first six months of 2009.

Key components of the Company’s performance are summarized below.

•

Total assets at June 30, 2009 were $5.7 billion, an increase of $119.4 million, or 2.1%, from $5.6 billion at December 31, 2008. The increase was a result of the use of the proceeds from the Company’s common stock issuance in December 2008 to increase its investment securities and fund loan growth. Asset growth was tempered by the preferred stock redemption in March 2009. The repayment of the preferred stock, accrued interest, and the preferred stock deemed dividend decreased cash by $90.6 million. In addition, a robust mortgage pipeline increased the Company’s held-for-sale mortgage loans $26.6 million, or 41.9%, during the six months of 2009.

•

The preferred stock redemption also impacted shareholders’ equity, as total shareholder’s equity decreased by $73.6 million, or 10.0%, from $734.2 million at December 31, 2008 to $660.6 million at June 30, 2009. The redemption was offset by net income of $17.6 million and other comprehensive income earned during the first six months of 2009 of $7.3 million.

•

On May 20, 2009, the Company entered into a Warrant Repurchase Agreement (the “Repurchase Agreement”) with the Treasury to repurchase the warrant to purchase 138,490 shares of the Company’s common stock that the Company had issued and sold to the Treasury (the “Warrant”) in connection with the Company’s issuance and sale to the Treasury of $90 million aggregate liquidation preference of its preferred stock under the Treasury’s Capital Purchase Program (the “CPP”). The Company repurchased the Warrant for $1.2 million. As a result of the Warrant repurchase, the Treasury does not own any Company securities under the CPP. A copy of the Repurchase Agreement is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2009 (filed on May 20, 2009) and is incorporated herein by reference.

•

Total loans at June 30, 2009 increased to $3.8 billion, an $84.9 million increase over December 31, 2008. The increase was spurred by commercial loan growth of $133.2 million, or 5.8%. Loan growth during the year was tempered by the continued compression of the Company’s mortgage loan portfolio. During the first six months of 2009, the mortgage loan portfolio decreased $57.9 million, or 10.8%.

•

Total customer deposits increased $177.1 million, or 4.4%, from $4.0 billion at December 31, 2008 to $4.2 billion at June 30, 2009. The increase was attributable to growth in the Company’s NOW and savings and money market products.

•

Net interest income increased $5.8 million, or 17.9%, for the three months ended June 30, 2009, compared to the same period of 2008. For the six months ended June 30, 2009, net interest income increased $9.3 million, or 14.2%, compared to the same period of 2008. These increases were attributable to growth in the IBERIABANK and IBERIABANK fsb loan portfolios, as well as the Company’s improved liquidity position. Because the proceeds provided by the Company’s common and preferred stock issuances in late 2008 provided the Company working capital of almost $200 million, the Company was able to decrease its short-term borrowings, resulting in a $2.5 million, or 78.2% decrease in short-term interest expense for the current six-month period from June 30, 2008. The corresponding net interest margin ratios on a tax-equivalent basis were 3.17% and 2.87% for the quarters ended and 3.10% and 2.95% for the six months ended June 30, 2009 and 2008, respectively.

•

Noninterest income increased $9.3 million, or 41.2%, for the second quarter of 2009 as compared to the same period of 2008. For the six months ended June 30, 2009, noninterest income increased $6.8 million, or 13.9%, compared to the same period of 2008. The increase in the current period is due to the sale of investment securities during the current quarter, resulting in a gain of $5.9 million. Gains on the sale of mortgage loans were also higher in the current quarter and six-month period due to the volume of activity in 2009.

•

Noninterest expense increased $9.5 million, or 23.7%, for the quarter ended June 30, 2009, as compared to the same quarter last year. For the six months ended June 30, 2009, noninterest expense increased $16.5 million, or 21.4%, compared to the same period of 2008. The increase resulted primarily from higher salary and benefit costs of $4.3 million and $7.6 million for the three- and six-month periods, respectively, as the Company has paid higher mortgage incentive commissions due to the increased mortgage activity during 2009. Noninterest expense also included a $2.3 million increase in net costs of OREO property for the six months of 2009, as the Company has moved an increased number of properties into OREO. FDIC assessments have increased $4.3 million in the current year, as the Company is currently subject to additional insurance assessed by the FDIC to all financial institutions. The Company incurred a special FDIC deposit insurance assessment in the second quarter of 2009 of $2.6 million.

•

The Company recorded a provision for loan losses of $7.8 million during the second quarter of 2009, compared to a provision of $1.5 million for the second quarter of 2008. For the six months ended June 30, 2009, the Company recorded a provision of $10.8 million, compared to a provision of $4.2 million for the same period in 2008. The increase in provision for the three- and six -month periods of 2009 is attributable to loan portfolio growth and a decline in overall asset quality in portions of the Company’s loan portfolios. As of June 30, 2009, the allowance for loan losses as a percent of total loans was 1.21%, a twelve basis point increase over the 1.09% at December 31, 2008. Net charge-offs for the second quarter of 2009 were $3.1 million, or 0.33% of average loans on an annualized basis, compared to $1.0 million, or 0.11%, a year earlier.

•	In June 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with the same quarter of 2008.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $5.0 billion during the quarter ended June 30, 2009, an increase of $200.9 million, or 4.2%, from the year ended December 31, 2008 and $325.8 million, or 7.0% from June 30, 2008. For the six months ended June 30, 2009, average earning assets also totaled $5.0 billion, an increase of $433.4 million, or 9.5%, from the same period of 2008, and an increase of $315.7 million, or 6.8%, from the year ended December 31, 2008.

Loans and Leases – The average loan portfolio increased $126.3 million, or 3.4%, during the first six months of 2009. On a period end basis, the loan portfolio increased $84.9 million, or 2.3%.

The Company’s average loan to deposit ratios at June 30, 2009 and December 31, 2008 were 91.7% and 92.4%, respectively. At June 30, 2009, the percentage of fixed rate loans within the total loan portfolio decreased to 61% from 67% at year-end. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	June 30, 2009	December 31, 2008	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$453,807	$498,740	$(44,933)	(9.0)%
Construction/ Owner Occupied	23,768	36,693	(12,925)	(35.2)%

Total residential mortgage loans	477,575	535,433	(57,858)	(10.8)%
Commercial loans:
Real estate	1,584,791	1,522,965	61,826	4.1%
Business	847,017	775,625	71,392	9.2%

Total commercial loans	2,431,808	2,298,590	133,218	5.8%
Consumer loans:
Indirect automobile	270,188	265,722	4,466	1.7%
Home equity	507,619	501,036	6,583	1.3%
Other	142,136	143,621	(1,485)	(1.0)%

Total consumer loans	919,943	910,379	9,564	1.1%

Total loans receivable	$3,829,326	$3,744,402	$84,924	2.3%

Total commercial loans increased $133.2 million, or 5.8%, compared to December 31, 2008. Commercial loan growth was split evenly between commercial real estate and business loans, which increased 4.1% and 9.2%, respectively, compared to December 31, 2008. The increase is consistent with the Company’s growth strategy and focus on commercial loans.

The consumer loan portfolio increased $9.6 million, or 1.1%, compared to December 31, 2008, driven primarily by growth in home equity loans and lines of credit of $6.6 million. Growth in other consumer loans, which include automobile, credit card, and personal loans, was tempered due to the current economic environment, as consumer activity has trended to saving rather than spending. Consumer loan growth was also impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

Overall loan growth for the second quarter of 2009 was tempered mostly by a decrease in mortgage loans of $57.9 million, or 10.8% to $477.6 million compared to $535.4 million as of December 31, 2008. The decrease in mortgage loans is a result of customer paydowns of existing loans during the first six months of the year. The Company continues to sell the majority of conforming mortgage loan originations, servicing released, in the secondary market and benefit from the associated fee income rather than assume the rate risk associated with these longer term assets. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Investment Securities – Total investment securities increased $133.9 million, or 15.1%, during the first six months of 2009. The increase was driven by purchases of securities using a portion of the proceeds from the Company’s common and preferred stock issuances during December 2008.

The following table summarizes activity by type of investment in the Company’s investment securities portfolio during the first six months of 2009. There were no acquisitions or transfers of securities between investment categories during the first six months of 2009.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2008	$828,743	$60,733
Purchases	489,002	184,165
Sales, net of gains	(243,021)	—
Principal maturities, prepayments and calls	(151,256)	(138,420)
Amortization of premiums and accretion of discounts	(805)	27
Increase (Decrease) in market value	(5,780)	—

Balance, June 30, 2009	$916,883	$106,505

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of June 30, 2009, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in an interest-bearing deposit account at the Federal Home Loan Bank (“FHLB”) of Dallas, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $144.7 million, or 77.7%, to $41.5 million at June 30, 2009, compared to $186.1 million at December 31, 2008. The payment on March 31, 2009 to redeem the Company’s preferred stock with the U.S Treasury of $90.6 million, including accrued interest, contributed to the decrease in the end of period balance.

Mortgage Loans Held for Sale – Loans held for sale increased $26.6 million, or 41.9%, to $90.1 million at June 30, 2009, compared to $63.5 million at December 31, 2008. The increase was a result of additional volume generated during the first six months of the year. Consistent with seasonal patterns, the Company originated $515 million in mortgage loans during the second quarter, and $935 million year to date. Originations were offset by $507 million in loan sales during the second quarter. Because of the decrease in borrowing rates during the quarter, customers began to refinance their mortgages, which accounted for the majority of the Company’s origination activity. 57% of mortgage loan originations during the second quarter of 2009 were due to refinancing. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

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

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest in full is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current period is deducted from interest income. Prior period interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $59.1 million, or 1.04% of total assets at June 30, 2009, compared to $46.6 million, or 0.83% of total assets at December 31, 2008. Of the $59.1 million in nonperforming assets, $40.2 million, or 68.0%, relates to the IBERIABANK fsb franchise. The allowance for loan losses amounted to 1.21% of total loans and 110.9% of total nonperforming loans at June 30, 2009, compared to 1.09% and 134.9%, respectively, at December 31, 2008. The following table sets forth the composition of the Company’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	June 30, 2009	December 31, 2008

Nonaccrual loans:
Commercial, financial and agricultural	$21,957	$21,433
Mortgage	1,867	2,423
Loans to individuals	4,695	3,969

Total nonaccrual loans	28,519	27,825
Accruing loans 90 days or more past due	13,259	2,481

Total nonperforming loans (1)	41,778	30,306
OREO and foreclosed property	17,352	16,312

Total nonperforming assets (1)	59,130	46,618
Performing troubled debt restructurings	2,445	—

Total nonperforming assets and troubled debt restructurings (1)	$61,575	$46,618

Nonperforming loans to total loans (1)	1.09%	0.81%
Nonperforming assets to total assets (1)	1.04%	0.83%
Allowance for loan losses to nonperforming loans (1)	110.9%	134.9%
Allowance for loan losses to total loans	1.21%	1.09%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Total nonperforming assets increased $12.5 million or 26.8% from year-end, due primarily to two large commercial relationships in the IBERIABANK fsb portfolio. These credits had a $6.8 million balance at June 30, 2009, and were included in the Company’s accruing loans 90 days past due. The two loans went 90 days past due on June 30, 2009.

IBERIABANK fsb’s nonperforming assets totaled $40.2 million at June 30, 2009, including $14.4 million of nonaccrual loans, compared to $36.7 million in nonperforming assets at December 31, 2008. The IBERIABANK fsb nonperforming assets are primarily construction and land development loans in Northwest Arkansas and Memphis. The Company’s efforts to address risk in the IBERIABANK fsb builder construction portfolio led to a decrease in nonaccrual loans at IBERIABANK fsb. Since year-end, IBERIABANK fsb’s nonaccrual loans have decreased $6.9 million, or 32.5%. The IBERIABANK fsb builder construction portfolio continued its compression as homes were sold and loans paid down during the first six months of 2009. The portfolio totaled $17.9 million at June 30, 2009, down $10.1 million, or 36.1%, during the year. Nonaccrual loans in the portfolio totaled $5.2 million, a decrease of $2.7 million, or 34.1%, from December 31, 2008.

Despite the increase in nonperforming asset balances, the percentage of total assets has remained at a relatively low level. The Company’s nonperforming asset ratios compare favorably with its peers at June 30, 2009. In response to the declining asset quality trend seen during 2009, the Company has increased its reserve for loan losses to 1.21% of total loans at June 30, 2009, a ten basis point increase over March 31, 2009, and twelve basis points above December 31, 2008. Although the allowance coverage of nonperforming loans decreased from 1.3 times at December 31, 2008 to 1.1 times at December 31, 2009, the allowance remains adequate to cover all nonperforming loans currently in the Company’s portfolio.

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the second quarter of 2009 were $3.1 million, or 0.33%, of average loans on an annualized basis, as compared to $1.0 million, or 0.11%, for the same quarter last year. The increase in net charge-offs over the second quarter of 2008 is a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen some asset quality deterioration. On a year-to-date basis, net chargeoffs were 0.29%.

Allowance for Loan Losses

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in the Company’s credit portfolio, involves a high degree of judgment and complexity. The Company establishes reserves for estimated losses on delinquent and other problem loans when it is determined that losses are probable on such loans. Management's determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Changes in such estimates may have a significant impact on the financial statements.

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

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at June 30, 2009 to cover probable losses in the Company's loan portfolio. However, future adjustments to the allowance may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first six months of 2009.

(dollars in thousands)	Amount

Balance, December 31, 2008	$40,872
Provision charged to operations	10,815
Loans charged off	(6,426)
Recoveries	1,068

Balance, June 30, 2009	$46,329

The allowance for loan losses amounted to $46.3 million, or 1.21% of total loans at June 30, 2009, 1.09% at December 31, 2008, and 1.12% as of June 30, 2008. Although asset quality in the IBERIABANK fsb builder construction portfolio improved from December 31, 2008, asset quality in the overall IBERIABANK and IBERIABANK fsb portfolios decreased, which led to an increase in loan reserves at June 30, 2009.

Other Assets

The following table details the changes in other asset categories during the first six months of 2009.

(dollars in thousands)	June 30, 2009	December 31, 2008	Increase/(Decrease)
			Amount	Percent

Cash and due from banks	$191,345	$345,865	$(154,520)	(44.7)%
Premises and equipment	130,558	131,404	(846)	(0.6)
Bank-owned life insurance	69,354	67,921	1,433	2.1
Goodwill	236,761	236,761	—	—
Core Deposit Intangibles	14,950	16,193	(1,243)	(7.7)
Title plant and other intangible assets	6,725	6,729	(4)	(0.0)
Accrued interest receivable	19,675	19,633	42	0.2
FHLB and FRB stock	31,004	29,673	1,331	4.5
Other	85,049	42,865	42,184	98.4

Total	$785,421	$897,044	$(111,623)	(12.4)%

The $154.5 million decrease in cash and due from banks results from the Company’s redemption of its preferred stock issued to the U.S. Treasury in March 2009. In addition, the Company has deployed the proceeds from its common stock issuance in December 2008 to fund loan growth, invest in additional investment securities, and pay down its short-term debt.

Disposals of the Company’s Pulaski Bank and Pulaski Mortgage Company signage as part of the companies’ name change during the second quarter of 2009 led to the $0.8 million decrease in premises and equipment. As part of the disposal, the Company recorded a $0.6 million loss on the disposal that is recorded in non-interest expenses in the Company’s consolidated statement of income for the three- and six-month periods ended June 30, 2009.

The $1.4 million increase in the Company’s bank-owned life insurance balance is a result of earnings on existing policies during the first six months of 2009.

The decrease in core deposit intangibles is due to amortization expense of $1.2 million during the first six months of 2009. There were no additions to core deposit intangibles during 2009.

The $1.3 million increase in FHLB stock is the result of additional investments at IBERIABANK and IBERIABANK fsb made during the second quarter.

The $42.2 million increase in other assets is primarily the result of a $40.9 million receivable recorded for investments sold in June 2009. Subsequent to June 30, the Company received the funds from the sale in full. In addition, the Company’s market value of its derivatives was $30.4 million at June 30, 2009, a $9.8 million increase over December 31, 2008. Offsetting these increases was a reduction of $9.9 million in fed funds sold. The Company did not have funds sold at June 30, 2009.

There was no significant change in the Company’s accrued interest receivable, goodwill, title plant, or other intangible asset balances since year-end.

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

Deposits – Total end of period deposits increased $177.1 million, or 4.4%, to $4.2 billion at June 30, 2009, compared to $4.0 billion at December 31, 2008. The increase was a result of deposit growth generated in the Company’s interest-bearing accounts, as customers continue to strive for a stable rate of return. The growth in the interest-bearing accounts was driven by growth in many of the Company’s markets, particularly the New Orleans, Baton Rouge, and Lafayette markets. Growth is also attributable to the opening of the Company’s newest market, Mobile, AL. Interest-bearing deposits grew 6.6% during 2009. Significant increases in NOW, savings, and money-market balances drove total growth. This growth was offset by a decrease in noninterest-bearing accounts of $44.6 million, or 7.2%. The decrease in noninterest-bearing deposits is attributable to a movement of some deposits to interest-bearing deposits during the year. The decrease in end-of-period deposits is also attributable to deposit activity occurring near the end of the quarter, as the quarterly average balance in noninterest checking accounts for June 30, 2009 was $555.3 million, only 0.1% lower than December 31, 2008’s quarterly average of $556.0 million.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30, 2009	December 31, 2008	Increase/(Decrease)
(dollars in thousands)			Amount	Percent

Noninterest-bearing DDA	$576,042	$620,637	$(44,595)	(7.2)%
NOW accounts	947,963	821,649	126,314	15.4
Savings and money market accounts	1,127,996	954,408	173,588	18.2
Certificates of deposit	1,520,894	1,599,122	(78,228)	(4.9)

Total deposits	$4,172,895	$3,995,816	$177,079	4.4%

Short-term Borrowings – Short-term borrowings increased $48.8 million, or 23.4%, from December 31, 2008 to June 30, 2009 to $257.0 million. The increase was a result of higher repurchase agreement balances. Repurchase agreements were $56.8 million higher than at December 31, 2008. On average, short-term borrowings were $172.2 million, a modest $1.0 million increase over December 31, 2008 average short-term borrowings of $171.1 million. The Company used a portion of its proceeds from the December 2008 common stock issuance to pay its maturing short-term debt. In addition, in order to take advantage of lower cost long-term funding, the Company lengthened its liability structure by borrowing long-term funds to lock in more favorable long-term funding rates.

The Company’s short-term borrowings at June 30, 2009 were comprised of $50.0 million in short-term fixed and variable rate advances, and $207.0 million of securities sold under agreements to repurchase. At December 31, 2008, $58.0 million in short-term advances were outstanding. The average rates paid on short-term borrowings were 0.71% and 1.53% for the quarters ended June 30, 2009 and 2008, respectively, and 0.77% and 2.68% for the six months ended June 30, 2009 and 2008, respectively. The decrease in the average rate is a result of the decrease in bank borrowing rates since the second quarter of 2008.

Long-term Borrowings – Long-term borrowings decreased $30.3 million, or 5.3%, to $538.2 million at June 30, 2009, compared to $568.5 million at December 31, 2008. The decrease in borrowings from December 31, 2008 is a result of the repayments of maturing long-term FHLB advances during the six months ended June 30, 2009.

At June 30, 2009, the Company’s long-term borrowings were comprised of $401.4 million of fixed and variable rate advances from the FHLB of Dallas, $111.8 million in junior subordinated debt, and a $25.0 million note with a correspondent bank. The average rates paid on long-term borrowings were 4.07% and 4.33% for the quarters ended June 30, 2009 and 2008, respectively, and 4.13% and 4.57% for the six months ended June 30, 2009 and 2008.

Shareholders’ Equity – Shareholders' equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2009, shareholders’ equity totaled $660.6 million, a decrease of $73.6 million, or 10.0%, compared to $734.2 million at December 31, 2008. The following table details the changes in shareholders’ equity during the first six months of 2009.

(dollars in thousands)	Amount

Balance, December 31, 2008	$734,208
Net income	17,619
Preferred stock dividend and accretion	(3,251)
Preferred stock redemption	(90,127)
Preferred stock warrant redemption (1)	1,049
Reissuance of treasury stock for under incentive compensation plans, net of shares surrendered	1,883
Cash dividends declared	(10,936)
Change in other comprehensive income from fair value adjustments	7,275
Share-based compensation cost	2,882
Equity activity in a joint venture	(28)

Balance, June 30, 2009	$660,574

(1) Redemption of the warrant with a book value of $2.2 million for $1.2 million resulted in additional common capital of $1.0 million.

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.7% of total shares outstanding. As of June 30, 2009, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first six months of 2009, the Company did not repurchase any shares of its common stock.

Subsequent to June 30, 2009, the Company issued and sold 4,427,500 shares of its common stock in an underwritten public offering for proceeds of $172.7 million. The 4.4 million additional shares increases the Company’s total issued shares to 22.1 million, a 25.0% increase in share count. After deduction of the underwriters’ discount and legal, printing, and other professional fees, the Company received net proceeds of $164.5 million. Although the issuance of the common stock in July 2009 did not have a dilutive effect on the per share results of operations for the three and six months ended June 30, 2009 and 2008, the outstanding shares will affect per share results for the third and fourth quarters, as well as for the year ended December 31, 2009.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the second quarter of 2009 of $8.5 million, compared to $9.5 million earned during the second quarter of 2008, a decrease of $1.0 million, or 11.0%. On a per share basis, the $0.52 earned per diluted share for the second quarter of 2009 represents a 28.1% decrease from the $0.72 earned for the second quarter of 2008. For the six months ended June 30, 2009, the Company reported net income of $17.6 million, compared to $22.9 million earned during the same period of 2008, a decrease of $5.3 million, or 23.0%. On a per share basis, the $0.88 earned for the six months ended June 30, 2009 represents a 49.6% decrease from the $1.74 per diluted share earned for the six months ended June 30, 2008. Common shareholder earnings were negatively impacted by a $3.4 million preferred stock dividend paid in the first quarter of 2009. After the deduction of the preferred stock dividend, income available to common shareholders was $14.3 million for the six months of 2009, an $8.6 million decrease from the same period of 2008.

The following is a discussion of operating results for the three and six months ended June 30, 2009, compared to the same three- and six-month periods ended June 30, 2008, by significant income statement caption.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $5.8 million, or 17.9%, to $38.3 million for the three months ended June 30, 2009, compared to $32.5 million for the three months ended June 30, 2008. The increase was due to a $9.9 million, or 30.5%, decrease in interest expense, which was partially offset by a $4.1 million, or 6.4%, decrease in interest income. The decrease in interest income from the second quarter of 2008 was the result of a 69 basis point, or 12.1%, decrease in the average yield of interest-earning assets. The decrease in interest expense was also driven by lower rates. The average rate of interest-bearing liabilities decreased 102 basis points, or 32.5%, from the second quarter of 2008.

Net interest income increased $9.3 million, or 14.2%, to $74.6 million for the six months ended June 30, 2009, compared to $65.3 million for the six months ended June 30, 2008. The increase was due to a $20.4 million, or 30.4%, decrease in interest expense, which was partially offset by an $11.1 million, or 8.4%, decrease in interest income. The increase in net interest income was the result of a $433.4 million, or 9.5%, increase in the average balance of earning assets, which was partially offset by a $159.4 million, or 3.9%, increase in the average balance of interest-bearing liabilities. Also contributing to the increase in net interest income was a decrease in the average rate paid on interest-bearing liabilities. The year-to-date rate on interest-bearing liabilities was 2.22%, a 108 basis point decrease from the prior year. The decrease in the yield on average earnings assets partially offset these rate gains, as the yield also decreased in the current year. The average yield on interest-earning assets was 4.98% for the six months of 2009, a 94 basis point decrease from 2008. The decrease in rates is consistent with industry-wide interest rate trends over the past 12 months.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.87% during the three months ended June 30, 2009, compared to 2.54% for the comparable period in 2008. For the six months ended June 30, 2009 and 2008, the average interest rate spread was 2.77% and 2.62%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 3.17% and 2.87% for the three months ended June 30, 2009 and June 30, 2008, respectively. For the six months ended June 30, 2009 and 2008, the net interest margin on a taxable equivalent basis was 3.10% and 2.95%, respectively.

As of June 30, 2009, the Company’s interest rate risk model indicated that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income

+200	7.3%
+100	3.7
-100	(2.8)
-200	(6.1)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At June 30, 2009, the Company had interest rate swaps in the notional amount of approximately $398.4 million. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At June 30, 2009, the Company had $139.2 million notional amount of interest rate contracts with corporate customers and $139.2 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company's rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three- and six-month periods ended June 30, 2009 and 2008.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2009			2008			2009			2008
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$492,293	$6,958	5.65%	$563,072	$8,265	5.87%	$506,657	$14,305	5.65%	$569,084	$16,804	5.91%
Commercial loans (TE) (2)	2,383,784	27,299	4.68%	2,075,062	28,896	5.64%	2,349,945	53,620	5.08%	2,037,489	59,670	6.31%
Consumer and other loans	912,196	14,755	6.49%	849,784	14,942	7.07%	909,175	29,586	6.56%	834,017	30,544	7.36%

Total loans	3,788,273	49,012	5.24%	3,487,918	52,103	6.03%	3,765,777	97,511	5.51%	3,440,590	107,018	6.50%
Mortgage loans held for sale	89,298	1,058	4.74%	73,610	1,067	5.80%	85,624	2,040	4.76%	65,525	1,865	5.69%
Investment securities (TE) (2)(3)	1,006,051	10,706	4.47%	879,303	10,620	5.07%	987,211	21,319	4.54%	850,167	20,745	5.12%
Other earning assets	95,880	198	0.82%	212,866	1,330	2.51%	137,500	425	0.62%	186,409	2,802	3.02%

Total earning assets	4,979,502	60,974	4.99%	4,653,697	65,120	5.68%	4,976,112	121,295	4.98%	4,542,691	132,430	5.92%

Allowance for loan losses	(42,970)			(39,531)			(41,847)			(38,537)
Nonearning assets	656,413			605,381			648,344			602,375

Total assets	$5,592,945			$5,219,547			$5,582,609			$5,106,529

Interest-bearing liabilities:
Deposits:
NOW accounts	$947,363	$2,040	0.86%	$825,951	$3,022	1.47%	$928,920	$4,050	0.88%	$837,615	$6,983	1.68%
Savings and money market accounts	1,101,165	3,920	1.43%	969,223	5,602	2.32%	1,054,342	7,759	1.48%	875,557	10,188	2.34%
Certificates of deposit	1,510,211	10,856	2.88%	1,666,868	17,235	4.16%	1,527,308	22,851	3.02%	1,588,101	34,273	4.34%

Total interest-bearing deposits	3,558,739	16,816	1.90%	3,462,042	25,859	3.00%	3,510,570	34,660	1.99%	3,301,273	51,444	3.13%
Short-term borrowings	172,153	311	0.71%	129,796	503	1.53%	179,508	697	0.77%	236,229	3,205	2.68%
Long-term debt	541,557	5,571	4.07%	573,563	6,285	4.33%	547,167	11,375	4.13%	540,331	12,482	4.57%

Total interest-bearing liabilities	4,272,449	22,698	2.12%	4,165,401	32,647	3.14%	4,237,245	46,732	2.22%	4,077,833	67,131	3.30%

Noninterest-bearing demand deposits	570,298			482,838			562,328			463,562
Noninterest-bearing liabilities	86,819			57,259			79,664			51,306

Total liabilities	4,929,566			4,705,498			4,879,237			4,592,701
Shareholders’ equity	663,379			514,049			703,372			513,828

Total liabilities and shareholders’ equity	$5,592,945			$5,219,547			$5,582,609			$5,106,529

Net earning assets	$707,053			$488,296			$738,867			$464,858

Ratio of earning assets to interest-bearing liabilities	116.55%			111.72%			117.44%			111.40%

Net Interest Spread		$38,276	2.87%		$32,473	2.54%		$74,563	2.77%		$65,299	2.62%

Tax-equivalent Benefit			0.11%			0.10%			0.11%			0.11%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$39,694	3.17%		$33,692	2.87%		$77,318	3.10%		$67,717	2.95%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

While the asset quality of the majority of the Company’s loan portfolio performed well during the first six months of 2009, credit deterioration was noted in both the IBERIABANK and IBERIABANK fsb portfolio. This credit deterioration was exemplified by an increase in nonperforming loans, as nonperforming loans increased $11.5 million since December 31, 2008. The $11.5 million increase was split between the IBERIABANK ($9.9 million) and IBERIABANK fsb ($1.6 million) portfolios. The increase was a result primarily of two large credits. These credits totaled $6.8 million at June 30, 2009. As a result of the downward trend in asset quality, on a consolidated basis, the Company recorded a provision for loan losses of $7.8 million in the second quarter of 2009 and $10.8 million for the six months of 2009. This represents an increase of $6.2 million over the $1.5 million recorded in the same period of 2008 and a $6.6 million, or 155.6%, increase over the six month provision in 2008. The increase in the provision during 2009 is a result of loan growth and noted deterioration in the overall loan portfolio. The provision recorded during 2009 is also a result of a higher level of chargeoffs at IBERIABANK. Excluding chargeoff replacement, the Company recorded a provision of $4.7 million to cover losses probable due to asset quality deterioration.

Nonperforming asset ratios have been historically higher at IBERIABANK fsb than at IBERIABANK, a trend that continued during the second quarter of 2009. Nonperforming assets at IBERIABANK fsb increased $3.6 million, or 9.7%, as accruing loans past due 90 days or more increased $8.5 million. These increases were offset partially by a decrease in nonaccrual loans of $6.9 million, or 32.5%. Nonperforming assets at IBERIABANK also increased since December 31, 2008. IBERIABANK nonperforming assets totaled $18.9 million at June 30, 2009, an increase of $9.9 million over December 31, 2008. The increase was driven by an increase of $7.6 million, or 117.5%, in nonaccrual loans. $4.8 million of the increase is a result of one relationship added to nonaccrual status during the first quarter of 2009.

Total net charge-offs were $3.1 million for the second quarter of 2009, or an annualized chargeoff percentage of 0.33%. Net charge-offs during the second quarter of 2008 were at 0.11% of the consolidated loan portfolio. Year-to-date charge-offs totaled $3.8 million in the IBERIABANK fsb loan portfolio (0.90% of average loans annualized) and $1.6 million in the IBERIABANK loan portfolio (0.11% of average loans annualized). The increase in net charge-offs over the second quarter of 2008 is a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen some asset quality deterioration. Net chargeoffs in the second quarter of 2008 included recoveries of $0.8 million. Recoveries in the second quarter of 2009 totaled $1.1 million.

Although some credit deterioration has been noted, the Company believes the allowance is adequate at June 30, 2009 to cover probable losses in the Company's loan portfolio. In order to address the asset quality issues noted, the Company increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, twelve basis points, from 1.09% at December 31, 2008 to 1.21% at June 30, 2009. The Company believes the allowance is adequate to cover probable losses as supported by its coverage ratios of nonperforming assets and nonperforming loans. The allowance remains adequate to cover all nonperforming loans at June 30, 2009. The Company’s provision for loan losses for the three- and six-month periods of June 30, 2009 covers net chargeoffs in the corresponding periods 2.5 and 2.0 times, respectively.

Noninterest Income – The Company’s total noninterest income was $32.0 million for the three months ended June 30, 2009, $9.3 million, or 41.2%, higher than the $22.7 million earned for the same period in 2008. Noninterest income increased $6.8 million, or 13.9%, for the six months ended June 30, 2009, to $55.8 million, compared to $49.0 million for the six months ended June 30, 2008. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)

(dollars in thousands)	2009	2008		2009	2008

Service charges on deposit accounts	$5,479	$5,935	(7.7)%	$10,751	$11,049	(2.7)%
ATM/debit card fee income	1,963	1,608	22.1	3,677	3,015	22.0
Income from bank owned life insurance	720	767	(6.1)	1,433	1,509	(5.0)
Gain on sale of loans, net	10,808	4,690	130.5	19,338	16,037	20.6
Gain (loss) on sale of assets	(572)	8	(7,250.0)	(573)	9	(6,466.7)
Gain (loss) on sale of investments, net	5,879	482	1,119.7	5,882	605	872.2
Title income	5,232	5,472	(4.4)	9,711	9,981	(2.7)
Broker commissions	1,000	1,682	(40.5)	2,215	2,972	(25.5)
Other income	1,521	2,039	(25.4)	3,325	3,792	(12.3)

Total noninterest income	$32,030	$22,683	41.2%	$55,759	$48,969	13.9%

Service charges on deposit accounts decreased $0.5 million in the second quarter and $0.3 million for the first six months of 2009 compared to the same periods last year, as customer volume slowed at both IBERIABANK and IBERIABANK fsb. Primarily, NSF fees were down compared to 2008.

ATM/debit card fee income increased $0.4 million in 2009 compared to the same quarter last year and $0.7 million for the first six months of 2009 primarily due to the expanded cardholder base and increased usage by customers.

Gains on the sale of loans increased $6.1 million compared to the second quarter of 2008 and increased $3.3 million for the first six months of 2009 primarily due to the additional volume of mortgage loan originations and sales in the second quarter of 2009. The mortgage business, fueled by loan refinancings, continued to perform well. Mortgage production for the first six months of 2009 was $935 million, well above production of $517 million for the same period in 2008. Gains on the sale of loans for the six months of 2008 were positively impacted by a $6.9 million gain on the sale of $30.4 million in credit card receivables during the first quarter of 2008.

The $0.6 million loss on the disposal of assets during the second quarter of 2009 relates primarily to the disposal of Pulaski Bank and PMC signage in connection with the entity’s name change to IBERIABANK fsb and IBERIABANK Mortgage Company. There were no significant sales or disposals during the same periods in 2008.

The gain on the sale of investments in 2009 resulted from the sale of $249.6 million in agency and mortgage-backed securities, as well as CMO’s, during 2009, with the proceeds used to invest in higher yielding securities. Gains in 2008 were a result of the sale of $21.3 million in agency and mortgage-backed securities.

Broker commissions were $0.7 million and $0.8 million lower in the current three- and six-month periods when compared to the corresponding 2008 periods. The decrease was a result of lower dealer transactions during 2009, consistent with the Company’s expectations. The decreased volume is attributable to a weakened overall economy and the availability of excess customer capital.

Other sources of noninterest income remained steady during the current year, as there were no significant fluctuations in the levels of income from the second quarter of 2008. Earnings on the Company’s life insurance assets were slightly down in the current year, consistent with market performance and current yields. Title income also remained consistent during the first six months of 2009 when compared to the prior year.

Noninterest Expense – The Company’s total noninterest expense was $49.8 million for the three months ended June 30, 2009, $9.5 million, or 23.7%, higher than the $40.3 million incurred for the same period in 2008. Noninterest expense increased $16.5 million, or 21.4%, for the six months ended June 30, 2009, to $93.6 million, compared to $77.1 million for the six months ended June 30, 2008. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(dollars in thousands)	2009	2008		2009	2008

Salaries and employee benefits	$26,652	$22,393	19.0%	$50,879	$43,311	17.5%
Occupancy and equipment	5,781	5,617	2.9	11,413	10,948	4.2
Franchise and shares tax	922	625	47.5	1,602	1,236	29.6
Communication and delivery	1,523	1,515	0.5	3,120	3,202	(2.6)
Marketing and business development	1,075	764	40.7	1,860	1,623	14.6
Data processing	1,669	1,669	—	3,227	3,092	4.4
Printing, stationery and supplies	659	505	30.4	1,137	1,005	13.2
Amortization of acquisition intangibles	622	575	8.1	1,243	1,150	8.1
Professional services	1,394	1,172	19.0	2,669	2,283	16.9
Other expenses	9,517	5,447	74.7	16,456	9,229	78.3

Total noninterest expense	$49,814	$40,282	23.7%	$93,606	$77,079	21.4%

Salaries and employee benefits increased $4.3 million for the second quarter and $7.6 million for the first six months of 2009 primarily due to higher mortgage incentives paid, as well as increased staffing due to the growth of the Company. The Company expanded into the Houston and Mobile markets in the current year and has begun staffing these new markets.

Occupancy and equipment expense increased $0.2 million for the second quarter and $0.5 million for the first six months of 2009 due primarily to the facilities costs associated with the Company’s new locations opened since June 2008, as well as an increase in rent expense in the current year from additional locations and renewals of current property rentals.

The $0.3 million increase in franchise and shares taxes is a result of a higher assessment base for the holding company on its franchise tax in 2009. The assessment base was inflated due to the common and preferred stock issuances in December 2008. Total franchise tax increased $0.2 million during the three months of 2009 over the three months ended June 30, 2008. The Company’s share tax also increased due to a higher assessment base calculated at the end of 2008.

Despite the increase in the number of branches and locations the Company operates, the Company has kept other operating expenses in the current year steady with the second quarter of 2008, including reducing overall communication and delivery charges and keeping data processing expenses stable. Excluding expenses incurred with the disposal of business forms, stationary, and other office supplies due to the name change to IBERIABANK fsb and IBERIABANK Mortgage Company, company-wide expenses for printing and supplies remained consistent with the prior year. Disposal of unusable forms and supplies using the Pulaski and PMC logos totaled $0.1 million for the quarter and year-to-date periods.

Increases in marketing and business development expenses during the 2009 three- and six-month periods is a result of the expenses associated with customer mailings regarding the IBERIABANK fsb name change. Expenses totaled $0.1 million for the name change. In addition, due to the expanding size of the Company, advertising and business development expenses in the current quarter were also higher than in 2008.

Professional services expense was $0.2 million and $0.4 million higher for the current three- and six-month periods compared to the same period last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the preferred stock redemption, warrant valuation, and the overall increase in size and complexity of the Company.

Other noninterest expenses increased $4.1 million in the second quarter and $7.2 million for the first six months of 2009 primarily in two areas. First, net costs of OREO property increased $1.0 million in the second quarter and $2.3 million for the six-month period, as the Company has increased its collection efforts on its properties included in OREO. The increase is expenses is consistent with an increase in the size of the IBERIABANK and IBERIABANK fsb portfolios, as OREO balances have increased $7.6 million, or 78.7%, since June 30, 2008. For the six months ended June 30, 2009, the Company incurred $0.7 million in property writedowns that are included in these net costs. In addition, the Company’s collection efforts resulted in increased appraisal, property tax, and maintenance expenses. Many of these same expenses were offset by gains on sales in 2008.

Other noninterest expenses for the three- and six-month periods ended June 30, 2009 and 2008 include insurance and bond expenses of $4.1 million and $5.8 million, respectively. Similar expenses in 2008 totaled $1.1 million and $1.5 million for the corresponding periods. The largest increase in expenses is a result of additional FDIC assessments in the current year. The size of the Company’s deposits, as well as a special assessment imposed on all financial institutions during the first and second quarters of 2009, increased the Company’s deposit insurance $3.1 million and $4.3 million for the three- and six-months ended June 30, 2009.

Both credit and loan-related expense and ATM/debit card expenses reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and IBERIABANK fsb franchises. Increases in these expenses over the second quarter of 2008 were $0.4 million for ATM expenses and $0.2 million for credit-related expenses. For the six-month periods, these expenses increased $0.7 million and $0.4 million, respectively. Other expense types, including credit card expenses, bank service charges, travel and entertainment, and stock market and registration agent fees, did not experience a significant fluctuation from the same periods of 2008.

Income Tax Expense – Income tax expense increased $0.4 million, or 11.1%, for the three months ended June 30, 2009 to $4.2 million, compared to $3.8 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, income tax expense decreased $1.8 million, or 17.8%, to $8.3 million compared to $10.1 million for the six months ended June 30, 2008. The fluctuation from the prior period corresponds to the change in income for the comparable periods.

The effective tax rates for the three months ended June 30, 2009 and 2008 were 33.3% and 28.6% respectively. The effective tax rates for the six months ended June 30, 2009 and 2008 were 32.0% and 30.6%, respectively. The increase in the effective tax rates for the periods presented is a result of the relative tax-exempt interest income levels during the respective periods. Taxable income during 2009 was higher as a result of significant gains taken on the sale of mortgage loans through IBERIABANK Mortgage Company and investment securities at the Company’s banking subsidiaries. IBERIABANK Mortgage Company’s effective tax rate is significantly higher than the Company’s consolidated rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2009 totaled $1.1 billion, or 74.4% of the total CD balance at June 30, 2009. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash flow provided by operations	$20,081	$33,253
Cash flow used in investing activities	(269,284)	(75,703)
Cash flow provided by financing activities	94,683	159,191

Net (decrease) increase in cash and cash equivalents cash flow	$(154,520)	$116,741

The Company had operating cash flow of $20.1 million during the first six months of 2009, $13.2 million lower than in the same period of 2008. The decrease was primarily due to a higher volume of originations of loans held for sale. Net originations of held for sale loans increased $8.1 million in 2009 and resulted in an increase in the held for sale loan balance at June 30, 2009. The Company expects to receive the proceeds from the sale of these loans in the third quarter of 2009. The Company’s cash flow for the first six months of 2008 was negatively impacted by a gain on the sale of a portion its credit card portfolio of $6.9 million. Operating cash flow was also affected by lower net income during the current six-month period.

Cash used in investing activities increased $193.6 million during the first six months of 2009 compared to the same period in 2008 primarily due to cash inflows from the 2008 acquisition of ANB. Cash received in the acquisition in excess of cash paid totaled $128.5 million. In addition, in 2009 the Company used a portion of the proceeds from its common stock issuance to purchase significant held-to-maturity and available-for-sale investment securities. The majority of cash outflow during the first six months of 2009 was to purchase investment securities and fund loan growth. Purchases of investment securities increased $348.2 million over the first six months of 2008. These purchases were offset by maturities and calls of securities of $497.7 million in the current six-month period, an increase of $283.7 million from the first six months of 2008.

Net financing cash flows decreased $64.5 million from the first six months of 2008 to the six months of 2009, primarily due to the Company’s redemption of its preferred stock and warrant for $89.1 million. Financing cash flow was also adversely affected by the $3.4 million dividend paid on the preferred stock, as well as a $2.1 million increase in the common stock dividend paid, attributable to the common shares issued in December 2008. These cash outflows were offset partially by an increase in cash flow provided by the Company’s borrowings. During the six months of 2009, net cash inflow provided by borrowings totaled $19.0 million, an increase of $221.1 million over the $202.1 million in net repayments during 2008.

Total cash outflows totaled $154.5 million for the six months ended June 30, 2009. Excluding the nonrecurring preferred stock and warrant redemptions, as well as the accelerated deemed dividend on the Company’s preferred stock, total cash outflows would have decreased $92.4 million, or 59.8%.

Despite the significant decrease in the Company’s cash and cash equivalents balance during 2009, the Company believes it has adequate liquidity to fund ongoing operations. Subsequent to June 30, 2009, the Company raised $164.5 million in net proceeds in a publicly underwritten common stock issuance. In addition, the Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company working capital.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2009, the Company had $451.4 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at June 30, 2009 were $891.3 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $145 million in the form of federal funds and other lines of credit. At June 30, 2009, the Company had no balance outstanding on these lines and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2009, the total approved unfunded loan commitments outstanding amounted to $119.5 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $836.2 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2009, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of June 30, 2009.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent

Tier 1 Leverage	$491,012	9.24%	$212,451	4.00%
Tier 1 Risk-Based	$491,012	11.83%	$166,081	4.00%
Total Risk-Based	$562,354	13.54%	$332,162	8.00%

Regulatory capital ratios will be significantly affected by the common stock issuance in July 2009. The net proceeds of $164.5 million qualify as Tier 1 capital for regulatory purposes. Assuming the proceeds from the issuance were received on June 30, 2009, the Company’s regulatory capital ratios would have been as follows:

	Pro-forma Capital
(dollars in thousands)	Amount	Percent

Tier 1 Leverage	$655,514	11.97%
Tier 1 Risk-Based	$655,514	15.66%
Total Risk-Based	$726,856	17.37%

In addition to its regulatory capital ratios, the Company assesses capital strength using a tangible common equity ratio, defined as total common equity, less the Company’s intangible assets, divided by its tangible assets, and a ratio of its tangible common equity as a percentage of its risk-weighted assets. The Company had the following ratios at June 30, 2009. Pro-forma ratios assume the July 2009 common stock issuance was completed on June 30, 2009.

	For the Quarter Ended June 30, 2009
	Actual	Pro-forma (1)

Tangible Common Equity to Tangible Assets	7.44%	10.16%
Tangible Common Equity to Risk-weighted Assets	9.76%	13.61%

(1) Pro-forma basis assumes the July 2009 common stock issuance was completed on June 30, 2009.

Non-GAAP Financial Measurements

Because the Company has significant levels of intangible assets in its consolidated financial statements, including $236.7 million in total goodwill, $15.0 million in core deposit intangible assets, and $6.9 million in other intangible assets, management of the Company believes the tangible common equity ratios above provide valuable information useful in evaluating the Company’s financial condition and capital strength. The calculations of these common equity ratios, which are similar to the GAAP calculation of equity to total assets and equity to risk-weighted assets, are presented below. Pro-forma ratios assume the Company’s common stock issuance completed in July 2009 was completed on June 30, 2009.

	For the Quarter Ended June 30, 2009
(dollars in thousands)	Actual	Pro-forma

Equity to assets: (B)/ (A)	11.58%	14.06%
Common equity to assets: (C)/(A)	11.64%	14.12%
Tangible common equity to tangible assets (C-D-E)/ (A-D-E)	7.44%	10.16%

Equity to risk-weighted assets: (B)/ (F)	15.91%	19.72%
Tangible common equity to risk-weighted assets (C-D-E)/ (F)	9.76%	13.61%

(A) Total assets	$5,702,627	$5,867,129
(B) Total equity	660,574	825,076
(C) Total common equity	663,924	828,426
(D) Goodwill	236,761	236,761
(E) Core deposit and other intangible assets	21,883	21,883
(F) Risk weighted assets	4,152,061	4,184,961

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2008 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009. Additional information at June 30, 2009 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

There are no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company or its subsidiaries are a party, or to which any of the Company’s properties are subject.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1A (“Risk Factor”) in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently considered to not be material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

See Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, which is incorporated herein by reference.

Item 5.	Other Information

On June 30, 2009, the Company entered into an Underwriting Agreement between the Company and Goldman, Sachs & Co. and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named in Schedule I thereto (the “Underwriters”), providing for, among other things, (i) the sale by the Company, and the purchase by the Underwriters, of 3,850,000 shares of Common Stock, par value $1.00 per share, of the Company, and (ii) the grant by the Company to the Underwriters of an option to purchase all or any part of 577,500 additional shares of Common Stock to cover over-allotments, if any. The shares were issued at a public offering price of $39.00 per share.

Each of the Company’s directors and executive officers have entered into a lock-up agreement and have agreed, for a period of 90 days after the date of the Underwriting Agreement, subject to specified exceptions, not to directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer any Common Stock, or any securities convertible into or exchangeable or exercisable for Common Stock, whether now owned or hereafter acquired by the director or executive officer or with respect to which the director or executive officer has or acquires the power of disposition, or file any registration statement with respect to any of the foregoing, without the prior written consent of Goldman, Sachs & Co. and Keefe, Bruyette & Woods, Inc.

The shares were registered for offer and sale pursuant to an effective Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission on June 29, 2009.

The Underwriting Agreement contains customary representations, warranties and covenants that are valid as between the parties and as of the date of entering into such Underwriting Agreement, and are not factual information to investors about the Company.

The above description of the Underwriting Agreement is qualified in its entirely by reference to the full text of the Underwriting Agreement. A copy of the Underwriting Agreement is attached as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 30, 2009 (filed on July 7, 2009) and is incorporated herein by reference. .

On July 28, 2009, the Company filed a definitive proxy statement with the SEC, notifying shareholders of a meeting to be held August 24, 2009, asking shareholders to approve an amendment to the Company’s charter to increase the number of authorized shares of the Company’s common stock from 25 million to 50 million. The vote required to amend the charter is the affirmative vote of a majority of the outstanding shares of common stock. Subject to approval, the additional authorized shares of common stock may be issued for such consideration the board of directors may determine without further shareholder approval, except to the extent that shareholder approval is required by applicable laws, rules or regulations.

Item 6.	Exhibits

Exhibit 10.1	Form of Restricted Stock Agreement under the 2001 Stock Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2009 (filed on June 17, 2009)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date:	August 10, 2009	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	August 10, 2009	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer