Form 10-Q
period 2009-09-30
IBERIABANK CORP
filed 2009-11-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 31, 2009, the Registrant had 20,646,451 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited)
	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$86,659	$159,716
Interest-bearing deposits in banks	253,902	186,149

Total cash and cash equivalents	340,561	345,865
Securities available for sale, at fair value	1,024,868	828,743
Securities held to maturity, fair values of $73,539 and $60,950, respectively	70,951	60,733
Mortgage loans held for sale	52,796	63,503
Loans covered by loss share agreement	352,841	—
Non-covered loans, net of unearned income	3,946,004	3,744,402

Total loans, net of unearned income	4,298,845	3,744,402
FDIC loss share receivable	86,955	—
Allowance for loan losses	(48,787)	(40,872)

Loans and related loss receivable, net	4,337,013	3,703,530
Premises and equipment, net	130,453	131,404
Goodwill	236,761	236,761
Other assets	273,117	212,687

Total Assets	$6,466,520	$5,583,226

Liabilities
Deposits:
Noninterest-bearing	$628,804	$620,637
Interest-bearing	4,146,933	3,375,179

Total deposits	4,775,737	3,995,816
Short-term borrowings	208,234	208,213
Long-term debt	526,106	568,479
Other liabilities	105,862	76,510

Total Liabilities	5,615,939	4,849,018

Shareholders’ Equity
Preferred stock, $1 par value - 90,000,000 shares issued and outstanding in 2008	—	87,779
Common stock, $1 par value - 25,000,000 shares authorized; 22,104,159 and 17,676,659 shares issued	22,104	17,677
Additional paid-in-capital	631,255	474,209
Retained earnings	240,063	218,818
Accumulated other comprehensive income	25,147	12,294
Treasury stock at cost - 1,480,618 and 1,773,939 shares, respectively	(67,988)	(76,569)

Total Shareholders’ Equity	850,581	734,208

Total Liabilities and Shareholders’ Equity	$6,466,520	$5,583,226

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$52,660	$53,327	$150,171	$160,344
Mortgage loans held for sale, including fees	713	959	2,752	2,824
Investment securities:
Taxable interest	8,836	9,981	28,149	28,808
Tax-exempt interest	1,075	966	3,081	2,884
Other	270	1,090	696	3,893

Total interest and dividend income	63,554	66,323	184,849	198,753

Interest Expense
Deposits	17,368	23,993	52,027	75,437
Short-term borrowings	370	772	1,068	3,976
Long-term debt	5,150	6,380	16,525	18,863

Total interest expense	22,888	31,145	69,620	98,276

Net interest income	40,666	35,178	115,229	100,477
Provision for loan losses	25,295	2,131	36,110	6,362

Net interest income after provision for loan losses	15,371	33,047	79,119	94,115

Noninterest Income
Service charges on deposit accounts	5,983	6,124	16,734	17,173
ATM/debit card fee income	1,958	2,001	5,635	5,016
Income from bank owned life insurance	729	778	2,163	2,287
Gain on sale of loans, net	7,264	4,966	26,602	21,003
Gain on acquisition	57,831	—	57,831	—
Title income	4,638	5,215	14,349	15,196
Broker commissions	1,329	1,399	3,544	4,372
Other income	1,502	2,092	10,135	6,498

Total noninterest income	81,234	22,575	136,993	71,545

Noninterest Expense
Salaries and employee benefits	29,161	23,297	80,041	66,609
Occupancy and equipment	5,856	6,644	17,269	17,592
Franchise and shares tax	859	666	2,461	1,902
Communication and delivery	1,582	1,691	4,701	4,893
Marketing and business development	1,324	872	3,184	2,495
Data processing	1,573	1,669	4,800	4,761
Printing, stationery and supplies	590	603	1,727	1,607
Amortization of acquisition intangibles	627	575	1,870	1,725
Professional services	2,145	1,547	4,815	3,830
Other expenses	10,823	6,031	27,277	15,261

Total noninterest expense	54,540	43,595	148,145	120,675

Income before income tax expense	42,065	12,027	67,967	44,985
Income tax expense	17,113	3,272	25,396	13,349

Net Income	$24,952	$8,755	$42,571	$31,636

Preferred Stock Dividends	—	—	(3,350)	—

Earnings Available to Common Shareholders - Basic	$24,952	$8,755	$39,221	$31,636

Earnings Allocated to Unvested Restricted Stock	(608)	(246)	(1,035)	(905)

Earnings Available to Common Shareholders - Diluted	$24,344	$8,509	$38,186	$30,731

Earnings per common share - Basic	$1.23	$0.68	$2.25	$2.46

Earnings per common share - Diluted	$1.22	$0.66	$2.22	$2.40

Cash dividends declared per common share	$0.34	$0.34	$1.02	$1.02

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2007	$—	$14,800	$361,746	$197,911	$5,725	$(82,123)	$498,059
Cumulative effect adjustment -Adoption of EITF 06-4 (ASC 715)				(71)			(71)

Balance after adjustment, December 31, 2007	—	14,800	361,746	197,840	5,725	(82,123)	497,988
Comprehensive income:
Net income				31,636			31,636
Change in unrealized gain on securities available for sale, net of taxes					(5,456)		(5,456)
Change in fair value of derivatives used for cash flow hedges, net of taxes					6		6

Total comprehensive income							26,186
Cash dividends declared, $1.02 per share			(45)	(13,179)			(13,224)
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 168,860 shares			919			2,832	3,751
Common stock issued for vested restricted stock, net of shares forfeited			(1,202)			1,202	—
Share-based compensation cost			3,819				3,819
Equity activity of joint venture			10				10

Balance, September 30, 2008	$—	$14,800	$365,247	$216,297	$275	$(78,089)	$518,530

Balance, December 31, 2008	$87,779	$17,677	$474,209	$218,818	$12,294	$(76,569)	$734,208
Comprehensive income:
Net income				42,571			42,571
Change in unrealized gain on securities available for sale, net of taxes					3,751		3,751
Change in fair value of derivatives used for cash flow hedges, net of taxes					9,102		9,102

Total comprehensive income							55,424
Cash dividends declared, $1.02 per share				(17,948)			(17,948)
Preferred stock dividend and accretion	99			(3,350)			(3,251)
Preferred stock redeemption	(87,878)		(2,249)				(90,127)
Redemption of preferred stock warrant			1,049				1,049
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 112,688 shares			(721)			2,985	2,264
Common stock issued		4,427	160,076				164,503
Common stock issued for recognition and retention plan, net of shares forfeited			(5,596)			5,596	—
Share-based compensation cost			4,487				4,487
Equity activity of joint venture				(28)			(28)

Balance, September 30, 2009	$—	$22,104	$631,255	$240,063	$25,147	$(67,988)	$850,581

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$42,571	$31,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,951	9,243
Provision for loan losses	36,110	6,362
Share-based compensation expense	4,487	3,819
Loss (Gain) on sale of assets	588	(166)
Gain on sale of credit card receivables	—	(6,901)
Gain on sale of investments	(5,857)	(612)
Loss on abandonment of fixed assets/write downs	154	—
Amortization of premium/discount on investments	1,746	(880)
Derivative (gains) losses on swaps	(193)	90
Mortgage loans held for sale
Originations and transfers	(1,236,770)	(738,758)
Proceeds from sales	1,274,053	749,135
Gain on sale of loans, net	(26,576)	(14,101)
Cash retained from tax benefit associated with share-based payment arrangements	(822)	(1,638)
Other operating activities, net	17,706	36,320

Net Cash Provided by Operating Activities	115,148	73,549

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	248,211	55,752
Proceeds from maturities, prepayments and calls of securities available for sale	326,526	254,758
Purchases of securities available for sale	(714,667)	(367,289)
Proceeds from maturities, prepayments and calls of securities held to maturity	178,574	9,190
Purchases of securities held to maturity	(188,762)	(8,657)
Proceeds from sale of credit card receivables	—	37,402
Increase in loans receivable, net, excluding sale of credit card receivables	(230,609)	(243,914)
Proceeds from sale of premises and equipment	14	2,208
Purchases of premises and equipment	(7,282)	(4,916)
Proceeds from disposition of real estate owned	9,992	7,580
Cash received in excess of cash paid in acquisition	9,516	128,464
Other investing activities, net	(1,036)	6,723

Net Cash Used in Investing Activities	(369,523)	(122,699)

Cash Flows from Financing Activities
Increase in deposits	263,391	266,062
Net change in short-term borrowings	(509)	(190,173)
Proceeds from long-term debt	17,514	149,800
Repayments of long-term debt	(89,320)	(42,727)
Dividends paid to common shareholders	(16,343)	(13,110)
Preferred stock dividend paid	(3,350)	—
Proceeds from issuance of treasury stock for stock options exercised	2,262	2,787
Payments to repurchase common stock	(821)	(719)
Common stock issued	164,503
Redemption of preferred stock	(87,878)	—
Redemption of preferred stock warrant	(1,200)	—
Cash retained from tax benefit associated with share-based payment arrangements	822	1,638

Net Cash Provided by Financing Activities	249,071	173,558

Net (Decrease) Increase In Cash and Cash Equivalents	(5,304)	124,408
Cash and Cash Equivalents at Beginning of Period	345,865	123,105

Cash and Cash Equivalents at End of Period	$340,561	$247,513

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$12,041	$10,665

Common stock issued in acquisition	$—	$—

Exercise of stock options with payment in company stock	$48	$195

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$73,537	$100,408

Income taxes, net	$17,109	$7,493

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

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries: IBERIABANK, IBERIABANK fsb (formerly Pulaski Bank and Trust Company, or “Pulaski Bank”) and Lenders Title Company (“LTC”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in five states through IBERIABANK and IBERIABANK fsb. The Company also operates mortgage production offices in ten states through IBERIABANK fsb’s subsidiary, IBERIABANK Mortgage Company (“IMC”, formerly Pulaski Mortgage Company, or “PMC”) and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries.

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

The Company has evaluated subsequent events for potential disclosure through November 8, 2009, the date the financial statements were available to be issued.

Note 2 – Recent Accounting Pronouncements

FASB Statement No. 168 (ASC 105)

In 2009, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which include the Company. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has therefore become nonauthoritative.

Following Statement No. 168, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on changes in the Codification. Throughout the notes to these consolidated financial statements and management’s discussion and analysis, the Company will reference accounting standards the Company has adopted and uses as GAAP. In an effort to conform to the provisions of Statement No. 168, the Company will also reference the new Codification section (“ASC”) that replaces the previous standard reference. Statement No. 168 corresponds to ASC 105 in the current codification.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

International Financial Reporting Standards (“IFRS”)

In November 2008, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

FASB Staff Positions – Additional Interim Disclosures

During 2009, the Company adopted the provisions of final FASB Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825), increase the frequency of fair value disclosures to include interim financial statement periods. The disclosures required in FSP FAS 107-1 and APB 28-1 are included in Note 11 of these interim consolidated financial statements.

FSP No. FAS 141(R)-1 (ASC 805)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. As issued, SFAS 141(R) required that all contractual contingencies and all noncontractual contingencies that are more likely than not to give rise to an asset or liability be recognized at their acquisition date fair value. All noncontractual contingencies that do not meet the more-likely-than not criterion as of the acquisition date would be accounted for in accordance with other U.S. GAAP, as appropriate, including FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”) (ASC 450). SFAS 141(R) required that when new information is obtained, a liability be measured at the higher of its acquisition-date fair value and the amount that would be recognized by applying SFAS 5. FSP FAS 141(R)-1 clarified the guidance to state an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company has adopted the provisions of this guidance effective January 1, 2009, and does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

FASB Statement No. 165 (ASC 155)

In 2009, the Company adopted the provisions of FASB Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date.

FASB Statement No. 167

In September 2009, FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities. Statement No. 167 amends Interpretation 46(R) to require the Company to perform an analysis to determine whether the Company’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). The analysis is designed to identify the primary beneficiary of a VIE as an enterprise that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the entity, as well as the obligation to absorb losses of the VIE that could be significant to the VIE or the right to receive benefits from the entity that could be significant to the VIE. The Statement also amends Interpretation 46(R) to require ongoing reassessments of whether the Company is the primary beneficiary of a VIE. Before this Statement, Interpretation 46(R) required reconsideration of whether the Company is the primary beneficiary of a variable interest entity only when specific events occurred. In addition, under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (ASC 310), was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. This Statement eliminates that exception. Because the Company does not have an interest in VIE’s, issuance of Statement No. 167 will not impact the Company’s financial condition, results of operations, or liquidity.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

FASB Exposure Draft

Also in September 2009, the FASB issued an Exposure Draft (“ED”) of a proposed Statement of Financial Accounting Standards, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The proposed Statement is intended to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio.

The proposed disclosures include disclosure of information that enables the users of the Company’s consolidated financial statements to understand the risk characteristics of the Company’s loan portfolio segments, the factors and methodologies used in estimating the Company’s allowance for loan losses for each portfolio, and the activity in both the loan balances and allowance for loan losses for each loan portfolio segment. Additionally, the proposed disclosures include disclosing information by loan portfolio segment that enables users to assess the fair value of the Company’s loans at the end of the reporting period, as well as assess the quantitative and qualitative risks arising from the credit quality of the Company’s loans. Suggested disclosures also include information that enables users to understand the accounting for, and amount of, loans that meet the definition of an impaired loan in Statement No. 114, as well as loans that are on nonaccrual status. The proposed Statement would be effective beginning with the first interim or annual reporting period ending after December 15, 2009, with early application encouraged. Because the proposed Statement enhances current disclosure requirements, and does not represent a departure from current GAAP, issuance and adoption of the proposed Statement will not affect the Company’s financial position, results of operations, or liquidity, but will require additional disclosures in the Company’s interim and annual consolidated financial statements.

Note 3 – Change in Accounting Principle – Earnings Per Share

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260). EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective January 1, 2009, these awards are now included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the principle. Previously, the Company included unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the effect the adoption of EITF No. 03-6-1 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the three- and nine-month periods ended September 30, 2009 and 2008. Adoption had no effect on the Company’s retained earnings or other components of equity.

	For the Three Months Ended September 30,
	2009		2008
	Two-class method	Treasury stock method	Two-class method	Treasury stock method
Income available to common shareholders	$24,952,000	$24,952,000	$8,755,000	$8,755,000
Distributed and undistributed earnings to unvested restricted stock	(620,000)	—	(249,000)	—

Distributed and undistributed earnings to common shareholders – Basic(1)	24,332,000	24,952,000	8,506,000	8,755,000
Undistributed earnings reallocated to unvested restricted stock	12,000	—	3,000	—

Distributed and undistributed earnings to common shareholders – Diluted	$24,344,000	$24,952,000	$8,509,000	$8,755,000
Weighted average shares outstanding- Basic	20,253,317	19,758,740	12,937,738	12,570,765
Weighted average shares outstanding- Diluted	19,944,420	19,992,463	12,867,132	12,928,368
Earnings per common share – Basic(1)	$1.23	$1.26	$0.68	$0.70
Earnings per common share - Diluted	$1.22	$1.25	$0.66	$0.68
Earnings per unvested restricted stock share – Basic(2)	$1.25	N/A	$0.68	N/A
Earnings per unvested restricted stock share - Diluted	$1.23	N/A	$0.67	N/A

	For the Nine Months Ended September 30,
	2009		2008
	Two-class method	Treasury stock method	Two-class method	Treasury stock method
Income available to common shareholders	$39,221,000	$39,221,000	$31,636,000	$31,636,000
Distributed and undistributed earnings to unvested restricted stock	(1,078,000)	—	(932,000)	—

Distributed and undistributed earnings to common shareholders – Basic(1)	38,143,000	39,221,000	30,704,000	31,636,000
Undistributed earnings reallocated to unvested restricted stock	43,000	—	27,000	—

Distributed and undistributed earnings to common shareholders – Diluted	$38,186,000	$39,221,000	$30,731,000	$31,636,000
Weighted average shares outstanding- Basic	17,410,986	16,962,907	12,864,665	12,496,536
Weighted average shares outstanding- Diluted	17,167,556	17,200,138	12,779,727	12,830,449
Earnings per common share – Basic(3)	$2.25	$2.31	$2.46	$2.53
Earnings per common share - Diluted	$2.22	$2.28	$2.40	$2.47
Earnings per unvested restricted stock share – Basic(4)	$2.40	N/A	$2.53	N/A
Earnings per unvested restricted stock share - Diluted	$2.31	N/A	$2.46	N/A

(1)

Total earnings available to common shareholders include distributed earnings of $6,837,000, or $0.35 per weighted average share, and undistributed earnings of $17,495,000, or $0.89 per weighted average share under the two-class method for the three months ended September 30, 2009.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(2)

Total earnings available to unvested restricted stock include distributed earnings of $174,000, or $0.35 per weighted average share, and undistributed earnings of $446,000, or $0.90 per weighted average share, under the two-class method for the three months ended September 30, 2009.

(3)

Total earnings available to common shareholders include distributed earnings of $17,623,000, or $1.04 per weighted average share, and undistributed earnings of $20,520,000, or $1.21 per weighted average share under the two-class method for the nine months ended September 30, 2009.

(4)

Total earnings available to unvested restricted stock include distributed earnings of $498,000, or $1.11 per weighted average share, and undistributed earnings of $579,000, or $1.29 per weighted average share, under the two-class method for the nine months ended September 30, 2009.

For the three-month periods ended September 30, 2009 and 2008, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 527,289 and 377,884 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,529,380 and 1,851,111 respectively.

For the nine-month periods ended September 30, 2009 and 2008, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 498,492 and 389,636 respectively, and (b) the weighted average shares purchased in Treasury Stock of 1,610,004 and 1,913,323 respectively.

The effect from the assumed exercise of 609,904 and 323,429 stock options was not included in the computation of diluted earnings per share for the quarters ended September 30, 2009 and 2008, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Acquisition Activity

CapitalSouth Bank

On August 21, 2009, the Company announced that one of its subsidiaries, IBERIABANK, had entered into a purchase and assumption agreement (the “agreement”) with a loss share arrangement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of CapitalSouth Bank., Birmingham, Alabama (“CSB”) to assume all of the deposits and certain assets in a whole-bank acquisition of CSB, a full-service commercial bank headquartered in Birmingham, Alabama. The Company assumed all deposits of CSB with no losses to any depositor. IBERIABANK now operates ten former CSB branches in four Metropolitan Statistical Areas (“MSAs”): Birmingham, Montgomery, and Huntsville, Alabama, and Jacksonville, Florida.

The FDIC has granted IBERIABANK a 90-day option from August 21, 2009 to purchase at appraised value the premises, furniture, fixtures, and equipment of CSB and assume the leases associated with these offices.

Under terms of the agreement, IBERIABANK purchased approximately $589 million of assets at a discount of approximately $79,910,000. The loans and other real estate owned (“OREO”) acquired are covered by a loss share agreement between IBERIABANK and the FDIC which affords IBERIABANK significant protection against future losses. Under the agreement, the FDIC will cover 80% of losses on the disposition of loans and OREO up to $135,000,000, or $108,000,000, and 95% of losses that exceed the $135,000,000 threshold. The term for loss sharing on single-family residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is eight years in respect to losses. The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the provisions of the loss share agreement. IBERIABANK has recorded a receivable from the FDIC of $86,955,000, which represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

The acquisition was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141(R) (ASC 805). The statement of net assets acquired as of August 21, 2009, as well as the gain recorded on the transaction, are presented in the following table. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. Because the fair value of assets acquired and intangible assets created as a result of the acquisition exceeds the fair value of liabilities assumed, the provisions of Statement No. 141(R) allow the Company to record a gain resulting from the acquisition in its consolidated statements of income for the three and nine months ended September 30, 2009. The gain totaled $57,831,000 and is included in noninterest income on the Company’s consolidated statements of income for the three- and nine-months ended September 30, 2009.

Fair values are preliminary and subject to refinement as information relative to the closing date fair values becomes available. Under current accounting principles, information regarding the Company’s estimate of loan and loss share receivable fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected. CSB has a significant amount of deteriorating and nonperforming loans that ultimately led to the closure of the bank. When the Company placed a bid with the FDIC to assume the assets and liabilities of CSB, the Company estimated future loan losses that it believed would occur and factored those losses into the bid amount. Estimating loan losses on an entire portfolio of loans is a process that is dependent on a significant amount of judgments and estimates, especially for loan portfolios with a high concentration of nonperforming loans, like CSB’s. Fair value adjustments based on updated loss estimates could materially affect the gain recorded on the acquisition.

The Company’s operating results for the three- and nine-month periods ended September 30, 2009 include the operating results of the acquired assets and assumed liabilities for the 40 days subsequent to the August 21, 2009 acquisition date. The revenue from the assets acquired and net income totaled $2,386,000 and $710,000, respectively, for the 40-day period. Due to the significance of the amounts of the fair value adjustments, as well as the nature of the FDIC loss sharing agreement in place, CSB’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

(dollars in thousands)	Acquired from the FDIC	Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$9,516	$—		$9,516
Investment securities	45,406	621	(a)	46,027
Loans	477,788	(114,000	)(b)	363,788
Other real estate owned	12,148	(2,582	)(c)	9,566
Core deposit intangible	—	377	(d)	377
FDIC loss share receivable	—	87,000	(e)	87,000
Other assets	19,600	—		19,600

Total	$564,458	$(28,584)		$535,874
Liabilities
Interest-bearing deposits	459,734	824	(f)	460,558
Noninterest-bearing deposits	56,595	—		56,595
Borrowings	29,372	1,252	(g)	30,624
Other liabilities	4,916	—		4,916

Total	$550,617	$2,076		$552,693
Excess of assets received over liabilities assumed				16,819
Less: Asset discount	(74,650)

Cash received from the FDIC at closing				(74,650)

Total gain recorded				$57,831

Explanation of Certain Fair Value Adjustments

(a)	The adjustment is necessary to record CSB’s held-to-maturity investments at fair value on the date of acquisition.
(b)	The adjustment represents the write down of the book value of CSB’s loans to their estimated fair value based on expected cash flows and includes an estimation of expected future loan losses.
(c)	The adjustment represents the write down to book value of CSB’s OREO properties to their estimated fair value at the acquisition date based on their appraised value, as adjusted for costs to sell.
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(e)	The adjustment is to record the fair value of the amount the Company estimates it will receive from the FDIC under its loss sharing arrangement. The value of the receivable represents the fair value of expected cash flows as a result of future loan losses.
(f)	The adjustment is necessary because the weighted average interest rate of CSB’s CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio, which is estimated at 11 months.
(g)	The adjustment is necessary because the interest rate of CSB’s fixed rate borrowings exceeded current interest rates on similar borrowings. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the borrowings, which is estimated at 43 months.

Note 5 – Loans

As discussed in Note 4 above, on August 21, 2009 the Company acquired substantially all of the assets and liabilities of CSB. The loans and foreclosed real estate that were acquired in this transaction are covered by a loss share agreement between the FDIC and IBERIABANK, which affords IBERIABANK significant loss protection. Under the loss share agreement, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $135,000,000 and 95% of losses that exceed that amount. Because of the loss protection provided by the FDIC, the risks of the CSB loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.”

The following is a summary of the major categories of non-covered loans outstanding:

Non-covered Loans: (dollars in thousands)	September 30, 2009	December 31, 2008
Residential mortgage loans:
Residential 1-4 family	$453,577	$498,740
Construction/ Owner Occupied	19,737	36,693

Total residential mortgage loans	473,314	535,433
Commercial loans:
Real estate	1,589,015	1,522,965
Business	954,714	775,625

Total commercial loans	2,543,729	2,298,590
Consumer loans:
Indirect automobile	267,801	265,722
Home equity	513,875	501,036
Other	147,285	143,621

Total consumer loans	928,961	910,379

Total loans receivable	$3,946,004	$3,744,402

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The carrying amount of the covered loans at September 30, 2009 consisted of loans accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) (ASC 310) and loans not subject to SOP 03-3 as detailed in the following table.

(dollars in thousands) Covered Loans:	SOP 03-3 Loans	Non- SOP 03-3 Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$3,961	$62,064	$66,025
Construction/ Owner Occupied	—	—	—

Total residential mortgage loans	3,961	62,064	66,025
Commercial loans:
Real estate	15,619	204,153	219,772
Business	1,374	49,774	51,148

Total commercial loans	16,993	253,927	270,920
Consumer loans:
Indirect automobile	—	—	—
Home equity	230	11,616	11,846
Other	182	3,868	4,050

Total consumer loans	412	15,484	15,896

Total loans receivable	$21,366	$331,475	$352,841

The following table presents the Non-SOP 03-3 loans receivable at the acquisition date of August 21, 2009. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

(dollars in millions)
Contractual loan principal payments receivable	$412
Nonaccretable difference (expected losses and foregone interest)	(76)

Fair value of Non SOP 03-3 Loans	$336

The following table presents the SOP 03-3 loans receivable at the acquisition date of August 21, 2009. The Company has initially applied the cost recovery method to all loans subject to SOP 03-3 at the acquisition date of August 21, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

(dollars in millions)
Contractual loan principal payments receivable	$60
Nonaccretable difference (expected losses and foregone interest)	(38)

Fair value of Non SOP 03-3 Loans	22
Accretable yield	—

Basis in acquired loans at acquisition	$22

Each of the SOP 03-3 loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each SOP 03-3 loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. Since the date of acquisition, there have been no amounts received in excess of the initial carrying amount of any of these impaired loans.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 6 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$251,307	$2,306	$(219)	$253,394
Obligations of state and political subdivisions	50,667	1,358	(658)	51,367
Mortgage backed securities	695,263	24,141	(292)	719,112
Other securities	952	43		995

Total securities available for sale	$998,189	$27,848	$(1,169)	$1,024,868

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$5,017	$170	$—	$5,187
Obligations of state and political subdivisions	63,280	2,222	—	65,502
Mortgage backed securities	2,654	197	(1)	2,850

Total securities held to maturity	$70,951	$2,589	$(1)	$73,539

December 31, 2008
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$75,719	$983	$(85)	$76,617
Obligations of state and political subdivisions	44,876	790	(985)	44,681
Mortgage backed securities	687,244	19,299	(71)	706,472
Other securities	952	21	—	973

Total securities available for sale	$808,791	$21,093	$(1,141)	$828,743

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$5,031	$236	$—	$5,267
Obligations of state and political subdivisions	52,745	512	(647)	52,610
Mortgage backed securities	2,957	118	(2)	3,073

Total securities held to maturity	$60,733	$866	$(649)	$60,950

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2009
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(219)	$41,795	$—	$—	$(219)	$41,795
Obligations of state and political subdivisions	—	—	(658)	2,551	(658)	2,551
Mortgage backed securities	(292)	38,385	—	26	(292)	38,411

Total securities available for sale	$(511)	$80,180	$(658)	$2,577	$(1,169)	$82,757

Securities held to maturity:
Obligations of state and political subdivisions	$—	$—	$—	$245	$—	$245
Mortgage backed securities	(1)	95	—	—	(1)	95

Total securities held to maturity	$(1)	$95	$—	$245	$(1)	$340

December 31, 2008
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(85)	$8,077	$—	$—	$(85)	$8,077
Obligations of state and political subdivisions	(140)	5,903	(845)	3,386	(985)	9,289
Mortgage backed securities	(63)	11,096	(8)	1,266	(71)	12,362

Total securities available for sale	$(288)	$25,076	$(853)	$4,652	$(1,141)	$29,728

Securities held to maturity:
Obligations of state and political subdivisions	$(628)	$17,226	$(19)	$867	$(647)	$18,093
Mortgage backed securities	—	—	(2)	123	(2)	123

Total securities held to maturity	$(628)	$17,226	$(21)	$990	$(649)	$18,216

At September 30, 2009, 26 debt securities have unrealized losses of 1.39% of the securities’ amortized cost basis and 0.11% of the Company’s total amortized cost basis. The unrealized losses for each of the 26 securities relate principally to market interest rate changes. Seven of the 26 securities have been in a continuous loss position for over twelve months. These 7 securities have an aggregate amortized cost basis and unrealized loss of $2,822,000 and $658,000, respectively. The 7 securities were primarily issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals). The Fannie Mae and Freddie Mac securities are rated AAA. The municipal securities are primarily investment grade.

At December 31, 2008, 112 debt securities have unrealized losses of 3.6% of the securities’ amortized cost basis and 0.2% of the Company’s total amortized cost basis. The unrealized losses for each of the 112 securities relate principally to market interest rate changes. 14 of the 112 securities have been in a continuous loss position for over twelve months. These 14 securities have an aggregate amortized cost basis and unrealized loss of $6,514,000 and $873,000, respectively. The 14 securities were primarily issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals) and were rated AAA or Aaa by Standard and Poor’s or Moody’s, respectively.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has assessed the nature of the losses in its portfolio as of September 30, 2009 and December 31, 2008 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

•	the length of time and extent to which the fair value of the securities was less than their amortized cost,

•	whether adverse conditions were present in the operations, geographic area, or industry of the issuer,

•

the payment structure of the security, including scheduled interest and principal payments, including the issuer’s failures to make scheduled payments, if any, and the likelihood of failure to make schedule payments in the future,

•	changes to the rating of the security by a rating agency, and

•	subsequent recoveries or additional declines in fair value after the balance sheet date.

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent and ability to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of this analysis, no declines in fair value have been deemed to be other than temporary as of September 30, 2009 and December 31, 2008.

The amortized cost and estimated fair value by maturity of investment securities at September 30, 2009 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Within one year or less	2.13%	$25,540	$25,726	4.25%	$6,528	$6,708
One through five years	3.12	134,886	137,574	4.20	8,980	9,202
After five through ten years	3.90	391,227	403,539	4.36	18,100	18,617
Over ten years	4.28	446,536	458,029	4.41	37,343	39,012

Totals	3.92%	$998,189	$1,024,868	4.35%	$70,951	$73,539

Gains or losses on securities sold are recorded on the trade date, using the specific identification method. The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Realized gains	$—	$7	$5,899	$613
Realized losses	(25)	(5)	(43)	(35)

Net realized gains (losses)	$(25)	$2	$5,856	$578

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

(dollars in thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance at beginning of year, net	$12,969	$5,869
Unrealized gain (loss) on securities available for sale	11,627	12,025
Reclassification adjustment for net (gains) losses realized in net income	(5,856)	(1,102)

Net unrealized gain (loss)	5,771	10,923
Tax effect	2,020	3,823

Net of tax change	3,751	7,100

Balance at end of period, net	$16,720	$12,969

Note 7 – Share-based Compensation

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

The Company reported $822,000 and $1,638,000 of excess tax benefits as financing cash inflows during the first nine months of 2009 and 2008, respectively. Net cash proceeds from the exercise of stock options were $2,262,000 and $2,787,000 for the nine months ended September 30, 2009 and 2008, respectively.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Expected dividends	2.1%	2.1%	2.1%	2.1%
Expected volatility	24.2%	24.1%	24.1%	24.0%
Risk-free interest rate	4.5%	4.6%	4.5%	4.6%
Expected term (in years)	7.0	7.0	7.0	7.0
Weighted-average grant-date fair value	$15.29	$15.62	$15.33	$15.70

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2009, unrecognized compensation cost related to stock options of $3,132,000 is expected to be recognized over a weighted-average period of 4.7 years.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Compensation expense related to stock options	$186	$183	$537	$505

The following table represents stock option activity for the nine months ended September 30, 2009.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2008	1,357,741	$39.35
Granted	15,500	46.74
Exercised	(112,685)	16.76
Forfeited or expired	(2,500)	58.50

Outstanding options, September 30, 2009	1,258,056	$41.42	4.7 Years

Outstanding exercisable, September 30, 2009	1,025,674	$38.11	4.1 Years

There were 166,234 shares available for future stock option grants to employees and directors under existing plans at September 30, 2009. At September 30, 2009, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $7,944,000 and $7,942,000, respectively. The total intrinsic value of options exercised was $2,512,000 for the nine months ended September 30, 2009.

Restricted Stock Plans

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of September 30, 2009, unearned share-based compensation associated with these awards totaled $22,238,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Compensation expense related to restricted stock	$1,270	$972	$3,600	$2,849

The following table represents unvested restricted stock activity for the periods indicated.

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Balance, beginning of year	414,788	401,917
Granted	188,082	67,350
Forfeited	(4,567)	(17,338)
Earned and issued	(83,965)	(83,219)

Balance, end of period, respectively	514,338	368,710

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Phantom Stock Awards

As part of the 2008 Incentive Compensation Plan and 2009 Phantom Stock Plan, the Company issues phantom stock awards to certain key officers and employees.

The following table represents share and dividend equivalent share award activity during the nine months ended September 30, 2009.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2007	—	—	—	$—
Granted	13,261	152	13,413	709,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—	—

Balance, September 30, 2008	13,261	152	13,413	$709,000

Balance, December 31, 2008	34,947	402	35,349	$1,611,000
Granted	18,089	1,049	19,138	872,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—	—

Balance, September 30, 2009	53,036	1,451	54,487	$2,483,000

(1)	Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $45.56 and $52.85 on September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company recorded $178,000 in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $45.56 per share of common stock. There were no awards vested during the nine months ended September 30, 2009 and September 30, 2008 according to the vesting provisions of the plan and thus no cash payments were made to award recipients.

Note 8 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (ASC 350). Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company will perform its annual goodwill impairment test during the fourth quarter of 2009. The impairment test in 2008 indicated no impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the previous impairment test that would indicate that goodwill might be impaired.

The Company had title plant assets totaling $6,722,000 at September 30, 2009 and 2008. The Company will perform its annual title plant intangible impairment test during the fourth quarter of 2009. The impairment test in 2008 indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company records other amortizable intangible assets that consist of core deposit intangibles, mortgage servicing rights, and non-compete agreements. The following table summarizes the Company’s intangible assets subject to amortization.

	September 30, 2009			September 30, 2008
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$25,167	$10,467	$14,700	$24,790	$7,913	$16,877
Non-compete agreements	18	16	2	18	10	8
Mortgage servicing rights	305	86	219	280	208	72

Total	$25,490	$10,569	$14,921	$25,088	$8,131	$16,957

The Company recorded a core deposit intangible asset of $377,000 as part of the CSB acquisition during the third quarter of 2009. The intangible asset is being amortized on an accelerated basis over its estimated useful life of 10 years.

The amortization expense related to core deposit intangibles for the nine months ended September 30, 2009 and 2008 was $1,870,000 and $1,725,000, respectively.

Note 9 – Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement (ASC 820) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (ASC 825). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio does not include Level 3 securities as of September 30, 2009.

Mortgage loans held for sale

As of September 30, 2009, the Company has $52,796,000 of agency-conforming loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At September 30, 2009, the entire balance of $52,796,000 is recorded at cost.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Impaired Loans

Loans are measured for impairment using the methods permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (ASC 310). Fair value of impaired loans is measured by either the loans obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loans effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or independent valuation.

Other Real Estate Owned (OREO)

As of September 30, 2009, the Company has $23,064,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at September 30, 2009 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property writedowns of $3,454,000 and $4,977,000 in earnings for the three- and nine-month periods ended September 30, 2009. Writedowns of $110,000 and $123,000 were recorded for the three and nine months ended September 30, 2008, respectively.

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

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Recurring Basis

		Fair Value Measurements at September 30, 2009 Using
(dollars in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available -for-sale securities	$1,024,868	$32,299	$992,569	$—
Derivative instruments	30,222	—	30,222	—

Total	$1,055,090	$32,299	$1,022,791	$—

Liabilities
Derivative instruments	$17,262	$—	$17,262	$—

Total	$17,262	$—	$17,262	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2009 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$6,054	$—
Change in unrealized gains (losses) relating to assets still held at September 30, 2009	$—	$5,579

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis

		Fair Value Measurements at September 30, 2009 Using
(dollars in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Loans	$354,435	$—	$1,358	$353,077
OREO	9,595	—	9,595	—
Property, plant, and equipment	660	—	660	—
Core deposit intangible	372	—	—	372
FDIC loss share receivable	86,955	—	—	86,955

Total	$452,017	$—	$11,613	$440,404
Liabilities
Deposits	$468,795	$—	$—	$468,795
Long-term borrowings	30,280	—	—	30,280

Total	$499,075	$—	$—	$499,075

In accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (ASC 310), the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans.

In accordance with the provisions of Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360), land at one of the Company’s former branches with a carrying amount of $814,000 was written down to its fair value of $660,000, resulting in an impairment charge of $154,000, which was included in earnings for the nine-month period ended September 30, 2009.

All assets and liabilities measured on a non-recurring basis using significant unobservable inputs (Level 3) were acquired as part of the CSB acquisition discussed further in Note 4 to these consolidated financial statements. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the period subsequent to acquisition.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (ASC 825), provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the nine-month period ended September 30, 2009.

Note 10 – Derivative Financial Instruments

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

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (ASC 815), which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The primary types of derivatives used by the Company include interest rate swap agreements and interest rate lock commitments.

Interest Rate Swap Agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $110,000,000 and $35,000,000 in derivative contracts on its debt at September 30, 2009 and 2008, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2009, the Company had notional amounts of $173,757,000 on interest rate contracts with corporate customers and $173,757,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At September 30, 2008, the Company had notional amounts of $125,846,000 on both interest rate contracts with corporate customers and offsetting contracts with other financial institutions.

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

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. There are no interest rate swap agreements that currently are not designated as a hedging instrument at September 30, 2009. At September 30, 2008, the Company had one non-hedged agreement with a notional amount of $10,000,000. The non-hedged agreement matured in the third quarter of 2009.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first nine months of 2009 and 2008.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, the information pertaining to outstanding derivative instruments is as follows.

		Asset Derivatives			Liability Derivatives
		2009	2008		2009	2008
(dollars in thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$30,222	$7,306	Other liabilities	$17,262	$7,520

Total derivatives designated as hedging instruments under Statement 133		$30,222	$7,306		$17,262	$7,520

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$—	$—	Other liabilities	$—	$13

Total derivatives not designated as hedging instruments under Statement 133		$—	$—		$—	$13

At September 30, 2009, the Company was not required to post collateral for any derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2009. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows.

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Derivatives in Statement 133 Cash Flow Hedging Relationships
Interest rate contracts	$8,427	$(139)	Interest income (expense)	$—	$—	Other income (expense)	$—	$—

Total	$8,427	$(139)		$—	$—		$—	$—

(dollars in thousands)	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	2009	2008
Derivatives Not Designated as Hedging Instruments under Statement 133
Interest rate contracts	$198	$(90)	Other income (expense)

Total	$198	$(90)

During the nine months ended September 30, 2009, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2009, the fair value of derivatives that will mature within the next twelve months is $719,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the nine-month periods ended September 30.

(dollars in thousands)	2009	2008
Balance at beginning of year, net	$(675)	$(144)
Unrealized gain (loss) on cash flow hedges	14,003	8
Tax effect	(4,901)	(3)

Net of tax change	9,102	5

Balance at end of end of period, net	$8,427	$(139)

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 11 – Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments (ASC 825), excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans: The fair value of mortgage loans receivable was estimated based on present values using entry-value rates at September 30, 2009 and December 31, 2008, weighted for varying maturity dates. Other loans receivable were valued based on present values using entry-value interest rates at those dates applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Accrued Interest Receivable and Accrued Interest Payable: The carrying amount of accrued interest approximates fair value because of the short maturity of these financial instruments.

FDIC Loss Share Receivable: The fair value was initially determined to be equal to 80% of the fair value of expected losses to be incurred on covered assets and reimbursed by the FDIC based on the terms of the FDIC loss share agreement.

Deposits: The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at September 30, 2009 and December 31, 2008 for deposits of similar remaining maturities.

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

Off-Balance Sheet Items: The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At September 30, 2009 and December 31, 2008, the fair value of guarantees under commercial and standby letters of credit was immaterial.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$340,561	$340,561	$345,865	$345,865
Investment securities	1,095,819	1,098,407	889,476	889,693
Loans and loans held for sale	4,351,641	4,154,754	3,807,905	3,769,857
FDIC loss share receivable	86,955	86,955	—	—
Derivative instruments	30,222	30,222	20,559	20,599
Accrued interest receivable	23,499	23,499	19,633	19,633
Financial Liabilities
Deposits	$4,775,737	$4,705,238	$3,995,816	$3,847,939
Short-term borrowings	208,234	208,234	2208,213	208,213
Long-term debt	526,106	526,945	568,479	584,696
Derivative instruments	17,262	17,262	21,800	21,800
Accrued interest payable	10,336	10,336	9,029	9,029

The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 12 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At September 30, 2009, the fair value of guarantees under commercial and standby letters of credit was $318,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At September 30, 2009 and December 31, 2008, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	September 30, 2009	December 31, 2008
Commitments to grant loans	$$153,277	$117,429
Unfunded commitments under lines of credit	835,175	807,135
Commercial and standby letters of credit	31,734	27,664

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

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three- and nine-month periods ended September 30, 2009. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K, and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

THIRD QUARTER OVERVIEW

The Company’s results of operations, financial condition, and liquidity for the nine months ended September 30, 2009 were significantly impacted by IBERIABANK’s whole-bank acquisition of CapitalSouth Bank, a full-service commercial bank headquartered in Birmingham, Alabama (“CSB”), from the FDIC on August 21, 2009. IBERIABANK now operates ten former CSB branches in four Metropolitan Statistical Areas (“MSAs”): Birmingham, Montgomery, and Huntsville, Alabama, and Jacksonville, Florida. The acquisition was accounted for under the purchase method of accounting in accordance with generally-accepted accounting principles. Both the assets purchased and liabilities assumed were recorded at their respective acquisition-date fair values. The Company acquired assets of $535.9 million, which include loans of $363.8 million, investment securities of $46.0 million, and cash and fed funds sold of $9.5 million. In addition, the Company recorded a loss share receivable, representing the portion of estimated losses covered by a loss share agreement between IBERIABANK and the FDIC, of $87.0 million, which affords IBERIABANK significant protection against future losses. The Company also recorded a core deposit intangible asset of $0.4 million as part of the acquisition.

The Company assumed liabilities $552.7 million, which include $517.2 million in deposits and customer repurchase agreements, $30.6 million in long-term debt in the form of FHLB borrowings, and $4.9 million in other liabilities, including accrued interest.

Because the fair value of assets acquired and intangible assets created as a result of the acquisition exceeds the fair value of liabilities assumed, generally-accepted accounting principles allow the Company to record a gain resulting from the acquisition in its consolidated statements of income for the three and nine months ended September 30, 2009. The gain totaled $57.8 million for the three- and nine-months ended September 30, 2009.

In addition to the CSB acquisition, the Company’s operating results and financial condition were also affected by the redemption on March 31, 2009 of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “preferred stock”) held by the United States Department of the Treasury (the “Treasury”). On the redemption date, the Company paid $90.6 million to the Treasury to redeem the preferred stock and pay the accrued dividend. At the time of payment, the preferred stock had a carrying value of $87.8 million. The remaining $2.7 million included an accrued dividend of $0.6 million and an accelerated deemed dividend of $2.1 million. As a result, for the nine months ended September 30, 2009, the dividend paid on the preferred shares totaled $3.4 million, reducing income available to common shareholders by the same amount.

The Company’s results of operations were also impacted by a change in accounting principle effective in the first quarter of 2009. In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260). EITF 03-6-1 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective January 1, 2009, these awards are now included in the calculation of basic earnings per share under the “two-class” method, a change that reduces both basic and diluted earnings per share. The “two-class” method allocates earnings for the period between common shareholders and other security holders. All prior period earnings per share data presented has been adjusted retrospectively to conform to the provisions of the principle. As a result of the adoption, basic and diluted income per common share for the quarter ended September 30, 2009 were $0.03 per share lower than they would have been under the previously-used “treasury stock” method of per share calculation. For the three months ended September 30, 2008, basic and diluted income per common share were $0.02 lower under the current method than the previously reported method. For the nine months ended September 30, 2009, basic and diluted income per common share were $0.06 per share lower than under the previous method, and $0.07 lower per common share for the nine months ended September 30, 2008. Adoption had no effect on the Company’s retained earnings or other components of equity. For additional information, see Note 3 to the Company’s consolidated financial statements.

During the third quarter of 2009, the Company reported income available to common shareholders of $25.0 million, or $1.22 per common share on a diluted basis, representing a 185.0% increase compared to net income available to common shareholders of $8.8 million earned for the third quarter of 2008. On a per share basis, this represents an 84.6% increase from the $0.66 per diluted share earned for the third quarter of 2008. For the year, the Company reported income available to common shareholders of $39.2 million, an increase of $7.6 million, or 24.0%, from the same period in 2008. Earnings per diluted share were down 7.7%, or $0.18, during the first nine months of 2009.

Key components of the Company’s performance are summarized below.

•

Total assets at September 30, 2009 were $6.5 billion, an increase of $883.3 million, or 15.8%, from $5.6 billion at December 31, 2008. The increase was a result of the CSB assets acquired on August 21, 2009, as well as organic growth at the Company’s IBERIABANK and IBERIABANK fsb subsidiaries. Asset growth was tempered by the preferred stock redemption in March 2009.

•

Total shareholders’ equity increased $116.4 million, or 15.9%, from $734.2 million at December 31, 2008 to $850.6 million at September 30, 2009. Shareholders’ equity was impacted by the issuance of 4.4 million additional shares of the Company’s common stock in July 2009 as part of an underwritten public equity offering. Additionally, net income of $42.6 million and other comprehensive income of $12.9 million earned during the first nine months of 2009 contributed to this increase. The increase was partially offset by the redemption of the Company’s preferred stock during the first quarter of 2009.

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

•

Total loans at September 30, 2009 increased to $4.3 billion, a $554.4 million increase over December 31, 2008. Loan growth was driven by the Company’s acquisition of CSB loans during the third quarter of 2009. The increase was seen primarily in the commercial loan portfolio, as commercial loans increased $516.1 million, or 22.5%.

•

Total customer deposits increased $779.9 million, or 19.5%, from $4.0 billion at December 31, 2008 to $4.8 billion at September 30, 2009. The increase was attributable to the deposits acquired from CSB in August 2009. Growth was seen primarily in the Company’s NOW savings and money market products.

•

Net interest income increased $5.5 million, or 15.6%, for the three months ended September 30, 2009, compared to the same period of 2008. For the nine months ended September 30, 2009, net interest income increased $14.8 million, or 14.7%, compared to the same period of 2008. These increases were attributable to growth in the IBERIABANK and IBERIABANK fsb loan portfolios, as well as the Company’s improved liquidity position. Because the proceeds provided by the Company’s common and preferred stock issuances in late 2008 and 2009 provided the Company working capital of over $364 million, the Company was able to decrease its short-term borrowings, resulting in a $2.9 million, or 73.1%, decrease in short-term interest expense for the current nine-month period from September 30, 2008. The corresponding net interest margin ratios on a tax-equivalent basis were 3.03% and 3.01% for the quarters ended September 30, 2009 and 2008, respectively, and 3.07% and 2.97% for the nine months ended September 30, 2009 and 2008, respectively.

•

Noninterest income increased $58.7 million, or 259.8%, for the third quarter of 2009, as compared to the same period of 2008. For the nine months ended September 30, 2009, noninterest income increased $65.4 million, or 91.5%, compared to the same period of 2008. The increase in the current period is due to the gain on the CSB acquisition of $57.8 million, as well as a $5.2 million increase in gains on the sale of investment securities during the current year. Gains on the sale of mortgage loans were also higher in the current quarter and nine-month period due to the volume of activity in 2009. These increases were offset by a decrease in title income for the corresponding three- and nine-month periods of 2008, as well as a $0.8 million net decrease in gains from the sale of fixed assets. The Company’s loss on the sale of assets in 2009 relate primarily to the write-off of signage in connection with IBERIABANK fsb’s name change.

•

Noninterest expense increased $10.9 million, or 25.1%, for the quarter ended September 30, 2009, as compared to the same quarter last year. For the nine months ended September 30, 2009, noninterest expense increased $27.5 million, or 22.8%, compared to the same period of 2008. The increase resulted primarily from higher salary and benefit costs of $5.9 million and $13.4 million for the three- and nine-month periods, respectively, as the Company has paid higher mortgage incentive commissions due to the increased mortgage activity during 2009, as well as hired additional executives and other personnel to continue staffing the Company’s new markets and expanded operating activities. Noninterest expense also included a $6.4 million increase in net costs of OREO property for the nine months of 2009, as the Company has moved an increased number of properties into OREO. FDIC assessments have increased $5.0 million in the current year, as the Company is currently subject to additional insurance assessments enforced by the FDIC on all financial institutions. The Company incurred a special FDIC deposit insurance assessment in the second quarter of 2009 of $2.6 million.

•

The Company recorded a provision for loan losses of $25.3 million during the third quarter of 2009, compared to a provision of $2.1 million for the third quarter of 2008. For the nine months ended September 30, 2009, the Company recorded a provision of $36.1 million, compared to a provision of $6.4 million for the same period in 2008. The increase in provisions for the three- and nine-month periods of 2009 is attributable to loan portfolio growth and a decline in overall asset quality, primarily in the third quarter of 2009, in portions of the Company’s loan portfolios. As of September 30, 2009, the allowance for loan losses as a percent of total loans was 1.13%, a four basis point increase over the 1.09% at December 31, 2008. Net charge-offs for the third quarter of 2009 were $23.0 million, or 2.26% of average loans on an annualized basis, compared to $2.3 million, or 0.26%, a year earlier.

•	In September 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with the same quarter of 2008 and the first two quarters of 2009.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $5.5 billion during the quarter ended September 30, 2009, an increase of $739.0 million, or 15.5%, from the year ended December 31, 2008 and $742.6 million, or 15.5% from September 30, 2008. For the nine months ended September 30, 2009, average earning assets totaled $5.2 billion, an increase of $537.9 million, or 11.6%, from the same period of 2008, and an increase of $498.2 million, or 10.7%, from the year ended December 31, 2008.

Loans and Leases – The average loan portfolio increased $323.6 million, or 9.2%, during the first nine months of 2009. On a period end basis, the loan portfolio increased $554.4 million, or 14.8%, of which $363.8 million, or 65.6%, was due to loans acquired from CSB. Organic growth, defined as total growth excluding the acquired CSB assets, was $190.7 million, or 5.1%.

The Company’s average loan to deposit ratios at September 30, 2009 and December 31, 2008 were 91.0% and 92.4%, respectively. At September 30, 2009, the percentage of fixed rate loans within the total loan portfolio decreased to 61% from 67% at year-end. The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	September 30, 2009	December 31, 2008	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Residential mortgage loans:
Residential 1-4 family	$519,601	$498,740	$20,861	4.2%
Construction/ Owner Occupied	19,737	36,693	(16,956)	(46.2)%

Total residential mortgage loans	539,338	535,433	3,905	0.7%
Commercial loans:
Real estate	1,808,787	1,522,965	285,822	18.8%
Business	1,005,862	775,625	230,237	29.7%

Total commercial loans	2,814,649	2,298,590	516,059	22.5%
Consumer loans:
Indirect automobile	267,801	265,722	2,079	0.8%
Home equity	525,721	501,036	24,685	4.9%
Other	151,336	143,621	7,715	5.4%

Total consumer loans	994,858	910,379	34,479	3.8%

Total loans receivable	$4,298,845	$3,744,402	$554,443	14.8%

Total commercial loans increased $516.1 million, or 22.5%, compared to December 31, 2008. Commercial loan growth was split evenly between commercial real estate and business loans, which increased 18.8% and 29.7%, respectively, compared to December 31, 2008. The increase was driven by commercial loans acquired in the CSB acquisition, as well as organic growth at IBERIABANK and IBERIABANK fsb. The increase is consistent with the Company’s growth strategy and focus on commercial loans.

The consumer loan portfolio increased $34.5 million, or 3.8%, compared to December 31, 2008, driven primarily by growth in home equity loans and lines of credit of $24.7 million. Growth in other consumer loans, which include automobile, credit card, and personal loans, was tempered due to the current economic environment, as consumer activity has trended to saving rather than spending. Consumer loan growth was also impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

Overall loan growth for the third quarter of 2009 was tempered by a minimal increase in mortgage loans to $539.3 million from $535.4 million as of December 31, 2008. The Company tends to retain certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations, lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

As part of the CSB acquisition, the Company acquired $363.8 million in loans. These loans are covered by a loss share agreement with the FDIC which affords IBERIABANK significant loss protection. Under the loss share agreement, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $135,000,000 and 95% of losses that exceed that amount. Because of the loss protection provided by the FDIC, the risks of the CSB loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” The balances at September 30, 2009 are presented below.

(dollars in thousands)	Non-covered Loans	Covered Loans	Total
Residential mortgage loans:
Residential 1-4 family	$453,577	$66,025	$519,601
Construction/ Owner Occupied	19,737	—	19,737

Total residential mortgage loans	473,314	66,025	539,338
Commercial loans:
Real estate	1,589,015	219,772	1,808,787
Business	954,714	51,148	1,005,862

Total commercial loans	2,543,729	270,920	2,814,649
Consumer loans:
Indirect automobile	267,801	—	267,801
Home equity	513,875	11,846	525,721
Other	147,285	4,050	151,336

Total consumer loans	928,961	15,896	994,858

Total loans receivable	$3,946,004	$352,841	$4,298,845

Asset Quality

The overall credit quality of the Company’s originated assets is considered by management to be strong. Declines in asset quality in portions of the Company’s portfolio have been noted, but management believes asset quality remains favorable when compared to its peers. Declines in asset quality during 2009 are primarily attributable to the Company’s acquisition of CSB in the third quarter of 2009. Management seeks to recognize and disclose significant problem loans quickly and take prompt action in addressing material weaknesses in those credits. The Company will continue to monitor the risk-adjusted level of return within the loan portfolio.

Written underwriting standards established by the Board of Directors and management govern the lending activities of the Company. The commercial credit department, in conjunction with senior lending personnel, underwrites all commercial business and commercial real estate loans. The Company provides centralized underwriting of all residential mortgage, construction and consumer loans. Established loan origination procedures require appropriate documentation, including financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, where appropriate.

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department administers delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings, as necessary. Commercial loans of the Company are periodically reviewed through a loan review process. All other loans are subject to loan review through a periodic sampling process.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $151.1 million, or 2.34 % of total assets, at September 30, 2009, compared to $46.6 million, or 0.83% of total assets, at December 31, 2008. Of the $151.1 million in nonperforming assets, $114.6 million, or 75.8%, relates to the IBERIABANK franchise, while $36.5 million, or 24.2%, relates to the IBERIABANK fsb franchise. The allowance for loan losses amounted to 1.13% of total loans and 38.1% of total nonperforming loans at September 30, 2009, compared to 1.09% and 134.9%, respectively, at December 31, 2008. The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

(dollars in thousands)	September 30, 2009	December 31, 2008
Nonaccrual loans:
Commercial, financial and agricultural	$106,847	$21,433
Mortgage	10,366	2,423
Loans to individuals	6,091	3,969

Total nonaccrual loans	123,304	27,825
Accruing loans 90 days or more past due	4,698	2,481

Total nonperforming loans(1)	128,002	30,306
OREO and foreclosed property	23,064	16,312

Total nonperforming assets(1)	151,066	46,618
Performing troubled debt restructurings	5,694	—

Total nonperforming assets and troubled debt restructurings(1)	$156,760	$46,618

Nonperforming loans to total loans(1)	2.98%	0.81%
Nonperforming assets to total assets(1)	2.34%	0.83%
Allowance for loan losses to nonperforming loans(1)	38.1%	134.9%
Allowance for loan losses to total loans	1.13%	1.09%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Total nonperforming assets increased $104.4 million, or 224.1%, from year-end, due primarily to nonperforming assets acquired from CSB. Of IBERIABANK’s $114.6 million in nonperforming assets at September 30, 2009, $96.7 million, or 84.4%, was acquired from CSB during the third quarter of 2009. The $96.7 million acquired represents 64.0% of total consolidated nonperforming assets. The nonperforming assets are covered by the loss-sharing agreement with the FDIC. Excluding the CSB assets, IBERIABANK nonperforming assets increased $7.9 million from December 31, 2009.

IBERIABANK fsb’s nonperforming assets totaled $36.5 million at September 30, 2009, including $22.7 million of nonaccrual loans, compared to $36.7 million in nonperforming assets at December 31, 2008. The IBERIABANK fsb nonperforming assets are primarily construction and land development loans in Northwest Arkansas and Memphis. The Company’s efforts to address risk in the IBERIABANK fsb builder construction portfolio led to a decrease in nonaccrual loans at IBERIABANK fsb. Since year-end, IBERIABANK fsb’s nonperforming assets have decreased $0.2 million, or 0.4%. The IBERIABANK fsb builder construction portfolio continued its compression as homes were sold and loans paid down during the first nine months of 2009. The portfolio totaled $12.8 million at September 30, 2009, down $9.3 million, or 41.9%, during the year. Nonaccrual loans in the portfolio totaled $4.0 million, a decrease of $6.3 million, or 61.4%, from December 31, 2008.

Despite the increase in nonperforming asset balances, the percentage of total assets has remained at a relatively low level. In response to a slight decline in asset quality seen during 2009, the Company has increased its reserve for loan losses to 1.13% of total loans at September 30, 2009, four basis points above December 31, 2008. Excluding the CSB assets covered by the loss-share agreement, the allowance is 1.24% of total loans at September 30, 2009, an increase of 15 basis points.

Following the nonperforming asset trends seen at both bank subsidiaries, total past due loans increased during the quarter and nine-month period. Loans past due 30 days or more increased to 4.06% of total IBERIABANK loans and 3.54% of total IBERIABANK fsb loans. On a consolidated basis, total past due loans were 3.95% of total loans at September 30, 2009, an increase of 232 basis points over December 31, 2008. $114.0 million, or 67.1%, of total past due loans at September 30, 2009 is traced to CSB loans. At September 30, 2009, CSB loans past due were 32.3% of total CSB loans. Excluding CSB loans, IBERIABANK’s past due percentage drops 329 basis points to 0.77%, a decrease from December 31, 2008 past due of 0.92%. IBERIABANK fsb’s percentage of 3.54% is 56 basis points lower than at December 31, 2008, as IBERIABANK fsb has continued to improve the quality of its portfolio, especially the residential construction portfolio.

Management continually monitors impacted loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the third quarter of 2009 were $23.0 million, or 2.26% of average loans on an annualized basis, as compared to $2.3 million, or 0.26%, for the same quarter last year. On a year-to-date basis, net charge-offs were 0.98%. The increase in net charge-offs over the third quarter of 2008 is a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen some asset quality deterioration. Eight credits account for $8.4 million, or about 30%, of total chargeoffs during the quarter. The remaining charge-offs relate primarily to builder construction loans.

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

The foundation of the allowance for the Company’s commercial segment is the credit risk rating of each relationship within the portfolio. The credit risk of each borrower is assessed, and a risk grade is assigned. The portfolios are further segmented by facility or collateral ratings. The dual risk grade for each loan is determined by the relationship manager and other approving officers and changed from time to time to reflect an ongoing assessment of the risk. Grades are reviewed on specific loans by senior management and as part of the Company’s internal loan review process. The commercial loan loss allowance is determined for all pass-rated borrowers based upon the borrower risk rating, the expected default probabilities of each rating category, and the outstanding loan balances by risk grade. For borrowers that are rated special mention or below, the higher of the migration analysis and Company established minimum reserve percentages apply. In addition, consideration is given to historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or borrower concentrations within each portfolio segment, the current business strategy and credit process, loan underwriting criteria, loan workout procedures, and other pertinent information.

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

Acquired loans follow the reserve standard set in AICPA Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (ASC 310). At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to SOP 03-3 are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in the CSB acquisition were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. As a result, the loans acquired are excluded from the calculation of loan loss reserves and thus no provision for loan losses is recorded for these loans in the current period consolidated financial statements. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Until preliminary fair values are finalized, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. Beyond that period, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. Additionally, the acquired loans will be included in the calculation of the Company’s allowance for loan losses to the extent the losses are not covered by the FDIC loss share agreement.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses is adequate at September 30, 2009 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The allowance for loan losses amounted to $48.8 million, or 1.13% of total loans at September 30, 2009, $40.9 million, or 1.09%, at December 31, 2008, and $39.6 million, or 1.09%, as of September 30, 2008. Although asset quality in the IBERIABANK fsb builder construction portfolio improved from December 31, 2008, asset quality in the overall IBERIABANK and IBERIABANK fsb portfolios decreased during the third quarter of 2009, which led to increases in loan loss provision and loan reserves at September 30, 2009. The allowance for loan losses was primarily affected by net chargeoffs of $28.3 million. In response, the Company recorded a provision of $36.1 million for the first nine months of 2009 to address the increased risk of loss inherent in the Company’s loan portfolio at September 30, 2009.

Although the allowance coverage of nonperforming loans decreased from 1.3 times at December 31, 2008 to 0.38 times at September 30, 2009, the allowance remains adequate to cover 89.7% of nonperforming loans not covered by the loss share agreement with the FDIC.

Investment Securities – Total investment securities increased $206.3 million, or 23.2%, during the first nine months of 2009. The increase was driven by the acquisition of the CSB investment portfolio, as well as the use of a portion of the proceeds from the Company’s common and preferred stock issuances during December 2008 to purchases securities.

The following table summarizes activity by type of investment in the Company’s investment securities portfolio during the first nine months of 2009. There were no transfers of securities between investment categories during the first nine months of 2009.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2008	$828,743	$60,733
Purchases	714,667	188,762
Acquisition	46,027	—
Sales, net of gains	(242,356)	—
Principal maturities, prepayments and calls	(326,526)	(178,574)
Amortization of premiums and accretion of discounts	(1,775)	30
Increase (Decrease) in market value	6,088	—

Balance, September 30, 2009	$1,024,868	$70,951

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of September 30, 2009, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Home Loan Bank (“FHLB”) of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $67.8 million, or 36.4%, to $253.9 million at September 30, 2009, compared to $186.1 million at December 31, 2008. Cash acquired from CSB drove the increase in interest-bearing cash over year-end.

Mortgage Loans Held for Sale – Loans held for sale decreased $10.7 million, or 16.9%, to $52.8 million at September 30, 2009, compared to $63.5 million at December 31, 2008. The decrease was a result of additional sales volume generated during the first nine months of the year. Consistent with seasonal patterns, the Company originated $302 million in mortgage loans during the third quarter, and $1.2 billion year to date. Originations were offset by $340 million in loan sales during the third quarter. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Other Assets

The following table details the changes in other asset categories during the first nine months of 2009.

	September 30, 2009	December 31, 2008	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Cash and due from banks	$340,561	$345,865	$(5,304)	(1.5)%
FDIC loss share receivable	86,955	—	86,955	100.0
Premises and equipment	130,453	131,404	(951)	(0.7)
Bank-owned life insurance	70,084	67,921	2,163	3.2
Goodwill	236,761	236,761	—	—
Core deposit intangibles	14,700	16,193	(1,493)	(9.2)
Title plant and other intangible assets	6,724	6,729	(5)	(0.1)
Accrued interest receivable	23,499	19,633	3,866	19.7
FHLB and FRB stock	34,799	29,673	5,126	17.3
Swap market value	29,634	20,559	9,075	44.1
Other real estate owned	23,065	16,312	6,753	41.4
Other	70,611	35,377	35,234	99.6

Total	$1,067,846	$926,427	$141,419	15.3%

The $5.3 million decrease in cash and due from banks results from the Company’s redemption of its preferred stock issued to the U.S. Treasury in March 2009. In addition, the Company has deployed the proceeds from its common stock issuance in December 2008 to fund loan growth, invest in additional investment securities, and pay down its short-term debt. These decreases were offset by cash acquired in the CSB acquisition during the third quarter of 2009 and proceeds from the Company’s common stock issuance in July 2009.

As part of the CSB acquisition, the Company recorded an $86.9 million receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreement.

Disposals of the Company’s Pulaski Bank and Pulaski Mortgage Company signage as part of the companies’ name change during the second quarter of 2009 led to the $1.0 million decrease in premises and equipment. As part of the disposal, the Company recorded a $0.6 million loss on the disposal that is recorded in noninterest expense in the Company’s consolidated statements of income for the three- and nine-month periods ended September 30, 2009.

The $2.2 million increase in the Company’s bank-owned life insurance balance is a result of earnings on existing policies during the first nine months of 2009.

The $1.5 decrease in core deposit intangibles is due to amortization expense of $1.9 million during the first nine months of 2009. Amortization was offset by the addition of $0.4 million in core deposit intangible assets recorded as part of the CSB acquisition.

The $3.9 million increase in accrued interest receivable from year-end is due primarily to the timing of interest payments during the quarter and partially attributable to loan growth.

The $5.1 million increase in FHLB stock is the result of $4.0 million in acquired stock from CSB, as well as $1.1 million in additional investments at IBERIABANK and IBERIABANK fsb made during the year.

The increase in the market value of the Company’s derivatives is mostly attributable to additional derivative agreements recorded during the first nine months of 2009.

The $35.2 million increase in other assets since year-end is primarily the result of two events. First, the Company has additional deferred tax assets of $10.2 million at September 30, 2009, related to its year-to-date income tax activity. In addition, the Company recorded $29.9 million in new market tax credits in the current year based on its investment in qualified tax credit entities.

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

Deposits – Total end of period deposits increased $779.9 million, or 19.5%, to $4.8 billion at September 30, 2009, compared to $4.0 billion at December 31, 2008. The increase was a result of deposits acquired in the CSB acquisition of $517.2 million, as well as organic growth of $262.7 million, or 6.6%. Deposit growth was generated in the Company’s interest-bearing accounts, as customers continue to strive for a stable rate of return. The growth in the interest-bearing accounts was driven not only by the CSB acquisition, but also by growth in many of the Company’s markets, particularly the New Orleans, Baton Rouge, and Lafayette markets. Growth is also attributable to the opening of banking offices in the Company’s newest markets, Texas and Alabama. Interest-bearing deposits grew 22.9% during 2009. The quarterly average balance in interest-bearing accounts increased $471.2 million, or 13.9%, from December 31, 2008.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	September 30, 2009	December 31, 2008	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing DDA	$628,804	$620,637	$8,167	1.3%
NOW accounts	959,041	821,649	137,392	16.7
Savings and money market accounts	1,326,202	954,408	371,794	39.0
Certificates of deposit	1,861,690	1,599,122	262,568	16.4

Total deposits	$4,775,737	$3,995,816	$779,921	19.5%

Short-term Borrowings – Short-term borrowings remained stable at $208.2 million. The Company’s short-term borrowings at September 30, 2009 were comprised of $15.0 million in short-term fixed- and variable-rate advances, and $193.2 million of securities sold under agreements to repurchase. At December 31, 2008, the Company had $58.0 million in advances outstanding and $150.2 million in customer repurchase agreements. On average, short-term advances were only $2.2 million for the third quarter of 2009, a $30.2 million, or 93.3%, decrease over December 31, 2008 average short-term borrowings of $32.4 million. The Company used a portion of its proceeds from the December 2008 common stock issuance to pay its maturing short-term debt. In addition, in order to take advantage of lower cost long-term funding, the Company lengthened its liability structure by borrowing long-term funds to lock in more favorable long-term funding rates.

The average rates paid on short-term borrowings were 0.68% and 1.70% for the quarters ended September 30, 2009 and 2008, respectively, and 0.74% and 2.41% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the average rate is a result of the decrease in bank borrowing rates since the third quarter of 2008.

Long-term Borrowings – Long-term borrowings decreased $42.4 million, or 7.5%, to $526.1 million at September 30, 2009, compared to $568.5 million at December 31, 2008. The decrease in borrowings from December 31, 2008 is a result of the repayments of maturing long-term FHLB advances during the nine months ended September 30, 2009.

At September 30, 2009, the Company’s long-term borrowings were comprised of $381.9 million of fixed- and variable-rate advances from the FHLB of Dallas, $111.7 million in junior subordinated debt, a $25.0 million note with a correspondent bank, and a $7.5 million note. The average rates paid on long-term borrowings were 3.76% and 4.39% for the quarters ended September 30, 2009 and 2008, respectively, and 4.01% and 4.51% for the nine months ended September 30, 2009 and 2008.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2009, shareholders’ equity totaled $850.6 million, an increase of $116.4 million, or 15.9%, compared to $734.2 million at December 31, 2008. The following table details the changes in shareholders’ equity during the first nine months of 2009.

(dollars in thousands)	Amount
Balance, December 31, 2008	$734,208
Net income	42,571
Common stock issued	164,503
Preferred stock dividend and accretion	(3,251)
Preferred stock redemption	(90,127)
Preferred stock warrant redemption (1)	1,049
Reissuance of treasury stock for incentive compensation plans, net of shares surrendered	2,264
Cash dividends declared	(17,948)
Change in other comprehensive income from fair value adjustments	12,853
Share-based compensation cost	4,487
Equity activity in a joint venture	(28)

Balance, September 30, 2009	$850,581

(1)	Redemption of the warrant with a book value of $2.2 million for $1.2 million resulted in additional common capital of $1.0 million.

During the third quarter of 2009, the Company issued and sold 4,427,500 shares of its common stock in an underwritten public offering for proceeds of $172.7 million. The 4.4 million additional common shares increases the Company’s total issued shares to 22.1 million, a 25.0% increase in share count. After deduction of the underwriters’ discount and legal, printing, and other professional fees, the Company received net proceeds of $164.5 million. The issuance of the common stock in July 2009 had a dilutive effect on the per share results of operations for the three and nine months ended September 30, 2009.

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.5% of total shares outstanding. As of September 30, 2009, the Company had 149,029 shares remaining for repurchase under the plan. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first nine months of 2009, the Company did not repurchase any shares of its common stock.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the third quarter of 2009 of $25.0 million, compared to $8.8 million earned during the third quarter of 2008, an increase of $16.2 million, or 185.0%. On a per share basis, the $1.22 earned per diluted share for the third quarter of 2009 represents an 84.6% increase from the $0.66 earned for the third quarter of 2008. For the nine months ended September 30, 2009, the Company reported income available to common shareholders of $39.2 million, compared to $31.6 million earned during the same period of 2008, an increase of $7.6 million, or 24.0%. On a per share basis, the $2.22 earned for the nine months ended September 30, 2009 represents a 7.7% decrease from the $2.40 per diluted share earned for the nine months ended September 30, 2008. Common shareholder earnings were negatively impacted by a $3.4 million preferred stock dividend paid in the first quarter of 2009.

The following is a discussion of operating results for the three and nine months ended September 30, 2009, compared to the same three- and nine-month periods ended September 30, 2008, by significant income statement caption.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $5.5 million, or 15.6%, to $40.7 million for the three months ended September 30, 2009, compared to $35.2 million for the three months ended September 30, 2008. The increase was due to an $8.3 million, or 26.5%, decrease in interest expense, which was partially offset by a $2.8 million, or 4.2%, decrease in interest income. The decrease in interest income from the third quarter of 2008 was the result of a 93 basis point, or 16.6%, decrease in the average yield of interest-earning assets. The decrease in interest expense was also driven by lower rates. The average rate of interest-bearing liabilities decreased 98 basis points, or 33.3%, from the third quarter of 2008. Partially offsetting the decline in interest rates were increases in average balances. The average balance of earning assets increased $742.6 million, or 15.6%, over September 30, 2009, while the average balance of interest-bearing liabilities increased $416.3 million, or 9.9%, over the same period.

Net interest income increased $14.8 million, or 14.7%, to $115.2 million for the nine months ended September 30, 2009, compared to $100.5 million for the nine months ended September 30, 2008. The increase was due to a $28.7 million, or 29.2%, decrease in interest expense, which was partially offset by a $13.9 million, or 7.0%, decrease in interest income. The increase in net interest income was the result of a $537.9 million, or 11.6%, increase in the average balance of earning assets, which was partially offset by a $246.1 million, or 6.0%, increase in the average balance of interest-bearing liabilities. Also contributing to the increase in net interest income was a decrease in the average rate paid on interest-bearing liabilities. The year-to-date rate on interest-bearing liabilities was 2.13%, a 105 basis point decrease from the prior year. The decrease in the yield on average earnings assets partially offset these rate gains, as the yield also decreased in the current year. The average yield on interest-earning assets was 4.87% for the first nine months of 2009, a 93 basis point decrease from 2008. The decrease in rates is consistent with industry-wide interest rate trends over the past 12 months.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.70% during the three months ended September 30, 2009, compared to 2.66% for the comparable period in 2008. For the nine months ended September 30, 2009 and 2008, the average interest rate spread was 2.74% and 2.63%, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 3.03% and 3.01% for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the net interest margin on a taxable equivalent basis was 3.07% and 2.97%, respectively.

As of September 30, 2009, the Company’s interest rate risk model indicated that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	8.9%
+100	3.9
-100	0.5
-200	(0.4)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At September 30, 2009, the Company had interest rate swaps in the notional amount of approximately $110.0 million for these transactions. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At September 30, 2009, the Company had $173.8 million notional amount of interest rate contracts with corporate customers and $173.8 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three- and nine-month periods ended September 30, 2009 and 2008.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009			2008			2009			2008
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Earning assets:
Loans receivable:
Mortgage loans	$502,727	$6,965	5.54%	$552,460	$8,153	5.90%	$505,333	$21,270	5.61%	$563,502	$24,957	5.91%
Commercial loans (TE) (2)	2,606,294	30,620	4.76%	2,152,958	29,595	5.51%	2,436,334	84,240	4.71%	2,076,260	89,265	5.78%
Consumer and other loans	934,659	15,075	6.40%	892,517	15,579	6.94%	917,763	44,661	6.51%	853,660	46,122	7.22%

Total loans	4,043,680	52,660	5.24%	3,597,935	53,327	5.93%	3,859,430	150,171	5.25%	3,493,422	160,344	6.15%
Mortgage loans held for sale	60,350	713	4.72%	62,443	959	6.14%	77,107	2,752	4.76%	64,490	2,824	5.84%
Investment securities (TE) (2)(3)	1,040,276	9,911	4.03%	918,477	10,947	4.99%	1,005,094	31,230	4.36%	873,103	31,692	5.08%
Other earning assets	373,383	270	0.32%	196,254	1,090	2.21%	216,990	696	0.45%	189,715	3,893	2.74%

Total earning assets	5,517,689	63,554	4.67%	4,775,109	66,323	5.60%	5,158,621	184,849	4.87%	4,620,730	198,753	5.80%

Allowance for loan losses	(45,711)			(39,825)			(43,149)			(38,969)
Nonearning assets	652,073			548,695			649,605			584,815

Total assets	$6,124,051			$5,283,979			$5,765,077			$5,166,576

Interest-bearing liabilities:
Deposits:
NOW accounts	$945,046	$1,827	0.77%	$804,004	$2,920	1.45%	$934,354	$5,877	0.84%	$826,330	$9,904	1.60%
Savings and money market accounts	1,221,506	4,035	1.31%	1,015,812	5,426	2.13%	1,110,675	11,793	1.42%	922,650	15,614	2.26%
Certificates of deposit	1,693,383	11,506	2.70%	1,626,431	15,647	3.83%	1,583,276	34,357	2.90%	1,600,971	49,919	4.17%

Total interest-bearing deposits	3,859,935	17,368	1.79%	3,446,247	23,993	2.77%	3,628,305	52,027	1.92%	3,349,951	75,437	3.01%
Short-term borrowings	212,283	370	0.68%	177,566	772	1.70%	190,553	1,068	0.74%	216,532	3,976	2.41%
Long-term debt	536,559	5,150	3.76%	568,624	6,380	4.39%	543,592	16,525	4.01%	549,831	18,863	4.51%

Total interest-bearing liabilities	4,608,777	22,888	1.96%	4,192,437	31,145	2.94%	4,362,450	69,620	2.13%	4,116,314	98,276	3.18%

Noninterest-bearing demand deposits	582,619			535,210			569,166			487,619
Noninterest-bearing liabilities	94,470			41,832			84,654			48,590

Total liabilities	5,285,866			4,769,479			5,016,270			4,652,523
Shareholders’ equity	838,185			514,500			748,807			514,053

Total liabilities and shareholders’ equity	$6,124,051			$5,283,979			$5,765,077			$5,166,576

Net earning assets	$908,912			$582,672			$796,171			$504,416

Ratio of earning assets to interest-bearing liabilities	119.72%			113.90%			118.25%			112.25%

Net Interest Spread		$40,666	2.70%		$35,178	2.66%		$115,230	2.74%		$100,477	2.63%

Tax-equivalent Benefit			0.12%			0.10%			0.11%			0.10%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$42,292	3.03%		$36,412	3.01%		$119,611	3.07%		$104,129	2.97%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

While the asset quality of the majority of the Company’s loan portfolio performed well during the first nine months of 2009, credit deterioration was noted in both the IBERIABANK and IBERIABANK fsb portfolio during the third quarter. This credit deterioration was exemplified by an increase in nonperforming assets due to the acquisition of CSB nonperforming assets. Nonperforming loans increased $97.7 million since December 31, 2008. OREO and foreclosed property increased $6.8 million in the same nine-month period. The $104.5 million increase was attributable to the IBERIABANK portfolio, which increased $104.6 million since December 31, 2008. Offsetting the increase was a $0.2 million decrease in IBERIABANK fsb nonperforming assets. The increase at IBERIABANK was mostly attributable to the $96.7 million in nonperforming assets acquired from CSB. The majority of the remaining $7.9 million increase was a result of specific individual large credits. As a result of the increased chargeoff activity and a slight decline in asset quality, on a consolidated basis, the Company recorded a provision for loan losses of $25.3 million in the third quarter of 2009 and $36.1 million for the nine months of 2009. This represents an increase of $23.2 million over the $2.1 million recorded in the same period of 2008 and a $29.7 million increase over the nine-month provision in 2008. The increase in the provision during 2009 is a result of loan growth, noted deterioration in the overall loan portfolio, and a higher level of chargeoffs at both IBERIABANK and IBERIABANK fsb. Excluding chargeoff replacement, the Company recorded a provision of $7.8 million in 2009 to cover probable losses due to asset quality deterioration.

Total net charge-offs were $23.0 million for the third quarter of 2009, or an annualized charge-off percentage of 2.26%. Net charge-offs during the third quarter of 2008 were 0.26% of the consolidated loan portfolio. Year-to-date charge-offs totaled $28.3 million. Of the $28.3 million, the IBERIABANK fsb loan portfolio had net chargeoffs of $17.8 million (2.76% of average loans annualized) and $10.5 million in the IBERIABANK loan portfolio (0.47% of average loans annualized). The increase in net charge-offs over the third quarter of 2008 is a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company has seen some asset quality deterioration. Net chargeoffs in the third quarter of 2008 included recoveries of $0.8 million. Recoveries in the third quarter of 2009 totaled $0.5 million.

Although some credit deterioration has been noted, the Company believes the allowance is adequate at September 30, 2009 to cover probable losses in the Company’s loan portfolio. In order to address the asset quality issues noted, the Company increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, four basis points, from 1.09% at December 31, 2008 to 1.13% at September 30, 2009. The Company believes the allowance is adequate to cover probable losses as supported by its coverage ratios of nonperforming assets and nonperforming loans when excluding the nonperforming assets currently part of the loss-share agreement that are reimbursable by the FDIC. In addition, the Company’s provision for loan losses for the three- and nine-month periods of September 30, 2009 covers net charge-offs in the corresponding periods 1.1 and 1.3 times, respectively.

Noninterest Income – The Company’s total noninterest income was $81.2 million for the three months ended September 30, 2009, $58.7 million, or 259.8%, higher than the $22.6 million earned for the same period in 2008. Noninterest income increased $65.4 million, or 91.5%, for the nine months ended September 30, 2009, to $137.0 million, compared to $71.5 million for the nine months ended September 30, 2008. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(dollars in thousands)	2009	2008		2009	2008
Service charges on deposit accounts	$5,983	$6,124	(2.3)%	$16,734	$17,173	(2.6)%
ATM/debit card fee income	1,958	2,001	(2.2)	5,635	5,016	12.3
Income from bank owned life insurance	729	778	(6.3)	2,163	2,287	(5.4)
Gain on sale of loans, net	7,264	4,966	46.3	26,602	21,003	26.7
Gain on acquisition	57,831	—	100.0	57,831	—	100.0
Gain (loss) on sale of assets	(70)	157	(144.7)	(643)	166	(488.4)
Gain (loss) on sale of AFS investments, net	(25)	8	(412.5)	5,857	612	857.0
Title income	4,638	5,215	(11.1)	14,349	15,196	(5.6)
Broker commissions	1,329	1,399	(5.0)	3,544	4,372	(18.9)
Other income	1,597	1,927	(17.1)	4,921	5,722	(14.0)

Total noninterest income	$81,234	$22,575	259.8%	$136,993	$71,545	91.5%

Service charges on deposit accounts decreased $0.1 million in the third quarter and $0.4 million for the first nine months of 2009 compared to the same periods last year, as customer volume slowed at both IBERIABANK and IBERIABANK fsb. Primarily, NSF fees were down compared to 2008.

ATM/debit card fee income for the quarter was comparable to the same quarter last year and increased $0.6 million for the first nine months of 2009 primarily due to the expanded cardholder base and increased usage by customers.

Gains on the sale of loans increased $2.3 million compared to the third quarter of 2008 and increased $5.6 million for the first nine months of 2009 primarily due to the additional volume of mortgage loan originations and sales in both the third quarter and first nine months of 2009. The mortgage business, fueled by loan refinancings, continued to perform well. Mortgage production for the first nine months of 2009 was $1.2 billion, well above production of $740 million for the same period in 2008. Gains on the sale of loans for the first nine months of 2008 were positively impacted by a $6.9 million gain on the sale of $30.4 million in credit card receivables during the first quarter of 2008.

As discussed further in Note 4 to the consolidated financial statements, because the fair value of assets acquired in the Company’s acquisition of CSB was greater than the fair value of liabilities assumed, the Company recorded a gain of $57.8 million on the transaction for the three- and nine-month periods ended September 30, 2009.

The $0.6 million loss on the disposal of assets in 2009 relates primarily to the disposal of Pulaski Bank and PMC signage in connection with the entity’s name change to IBERIABANK fsb and IBERIABANK Mortgage Company. There were no significant disposals during the same periods in 2008.

The gain on the sale of investments in 2009 resulted from the sale of $249.6 million in agency and mortgage-backed securities, as well as CMO’s, during 2009, with the proceeds used to invest in higher yielding securities. Gains in 2008 were a result of the sale of $21.3 million in agency and mortgage-backed securities.

Title income decreased $0.6 million for the quarter and $0.8 million for the year when compared to the prior year. The decrease is a result of slower residual business from mortgage originations. Year-to-date results were also affected by slower seasonal business in the first and second quarters of 2009.

Broker commissions were consistent in the third quarters of 2009 and 2008 and $0.8 million lower in the current nine-month period when compared to the corresponding nine months of 2008. The decrease was a result of lower dealer transactions during 2009, consistent with the Company’s expectations. The decreased volume is attributable to a weakened overall economy and the availability of excess customer capital.

Other sources of noninterest income remained steady during the current year, as there were no significant fluctuations in the levels of income from the third quarter of 2008. Earnings on the Company’s life insurance assets were slightly down in the current year, consistent with market performance and current yields.

Noninterest Expense – The Company’s total noninterest expense was $54.5 million for the three months ended September 30, 2009, $10.9 million, or 25.1%, higher than the $43.6 million incurred for the same period in 2008. Noninterest expense increased $27.5 million, or 22.8%, for the nine months ended September 30, 2009, to $148.1 million, compared to $120.7 million for the nine months ended September 30, 2008. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(dollars in thousands)	2009	2008		2009	2008
Salaries and employee benefits	$29,161	$23,297	25.2%	$80,041	$66,609	20.2%
Occupancy and equipment	5,856	6,644	(11.9)	17,269	17,592	(1.8)
Franchise and shares tax	859	666	29.0	2,461	1,902	29.4
Communication and delivery	1,582	1,691	(6.4)	4,701	4,893	(3.9)
Marketing and business development	1,324	872	51.8	3,184	2,495	27.6
Data processing	1,573	1,669	(5.8)	4,800	4,761	0.8
Printing, stationery and supplies	590	603	(2.1)	1,727	1,607	7.5
Amortization of acquisition intangibles	627	575	9.1	1,870	1,725	8.4
Professional services	2,145	1,547	38.7	4,815	3,830	25.7
Other expenses	10,823	6,031	79.5	27,277	15,261	78.7

Total noninterest expense	$54,540	$43,595	25.1%	$148,145	$120,675	22.8%

Salaries and employee benefits increased $5.9 million for the third quarter and $13.4 million for the first nine months of 2009 primarily due to higher mortgage incentives paid, as well as increased staffing due to the growth of the Company. The Company expanded into the Houston and Mobile markets in the current year and has begun staffing these new markets.

Occupancy and equipment expense decreased $0.8 million for the third quarter and $0.3 million for the first nine months of 2009 due primarily to the lower repairs and maintenance expenses in the current periods.

The $0.2 million and $0.6 million increases in franchise and shares taxes are a result of a higher assessment base for the holding company on its franchise tax in 2009. The assessment base was inflated due to the common and preferred stock issuances in December 2008. Total franchise tax increased $0.2 million during the three months of 2009 over the three months ended September 30, 2008. The Company’s share tax also increased due to a higher assessment base calculated at the end of 2008.

Despite the increase in the number of branches and locations the Company operates, the Company has kept other operating expenses in the current year steady with the third quarter of 2008, including reducing overall communication and delivery charges and keeping data processing expenses stable. Excluding expenses incurred with the disposal of business forms, stationary, and other office supplies due to the name change to IBERIABANK fsb and IBERIABANK Mortgage Company, company-wide expenses for printing and supplies remained consistent with the prior year. Disposal of unusable forms and supplies using the Pulaski and PMC logos totaled $0.1 million for the year-to-date period.

Increases in marketing and business development expenses during the 2009 three- and nine-month periods is a result of the expenses associated with customer mailings regarding the IBERIABANK fsb name change and CSB acquisition. Expenses totaled $0.1 million for both the name change and CSB acquisition. In addition, due to the expanding size of the Company, advertising and business development expenses in the current quarter were also higher than in 2008.

Professional services expense was $0.6 million and $1.0 million higher for the current three- and nine-month periods compared to the same periods last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the preferred stock redemption, warrant and fair value valuations, CSB acquisition, and the overall increase in size and complexity of the Company.

Other noninterest expenses increased $4.8 million in the third quarter and $12.0 million for the first nine months of 2009 primarily in two areas. First, net costs of OREO property increased $4.0 million in the third quarter and $6.4 million for the nine-month period, as the Company has increased its collection efforts on its properties included in OREO. The increase in expenses is consistent with an increase in the size of the IBERIABANK and IBERIABANK fsb portfolios, as OREO balances have increased $10.6 million, or 85.3%, since September 30, 2008. For the nine months ended September 30, 2009, the Company incurred $5.0 million in property writedowns that are included in these net costs. In addition, the number of properties included in OREO resulted in increased appraisal, property tax, and maintenance expenses. Many of these same expenses were offset by gains on sales in 2008.

Other noninterest expenses for the three- and nine-month periods ended September 30, 2009 and 2008 include insurance and bond expenses of $1.7 million and $7.5 million, respectively. Similar expenses in 2008 totaled $0.9 million and $2.5 million for the corresponding periods. The largest increase in expenses is a result of additional FDIC assessments in the current year. The size of the Company’s deposits, as well as a special assessment imposed on all financial institutions during the first and second quarters of 2009, increased the Company’s deposit insurance $0.8 million and $5.0 million for the three- and nine-months ended September 30, 2009.

Both credit and loan-related expense and ATM/debit card expenses reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and IBERIABANK fsb franchises. Credit-related expenses increased $0.4 million over the third quarter of 2008. For the nine-month periods, credit-related expenses increased $0.8 million, while ATM expenses increased $0.6 million. Other expense types, including credit card expenses, bank service charges, travel and entertainment, and stock market and registration agent fees, did not experience a significant fluctuation from the same periods of 2008.

Income Tax Expense – Income tax expense increased $13.8 million, or 423.1%, for the three months ended September 30, 2009 to $17.1 million, compared to $3.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, income tax expense increased $12.0 million, or 90.2%, to $25.4 million compared to $13.3 million for the nine months ended September 30, 2008. The fluctuation from the prior period corresponds to the change in income for the comparable periods.

The effective tax rates for the three months ended September 30, 2009 and 2008 were 40.7% and 27.2% respectively. The effective tax rates for the nine months ended September 30, 2009 and 2008 were 37.4% and 29.7%, respectively. The increase in the effective tax rates for the periods presented is a result of the relative effective tax rates of the Company’s subsidiaries. The subsidiaries with net income had higher effective tax rates than those with net losses for the three- and nine-month periods. The resulting blended effective tax rate increased from prior periods. Taxable income during 2009 was higher as a result of significant gains taken on the sale of mortgage loans through IBERIABANK Mortgage Company and investment securities at the Company’s banking subsidiaries, as well as the gain on the CSB acquisition recorded during the third quarter of 2009. IBERIABANK and IBERIABANK Mortgage Company’s effective tax rates are significantly higher than the Company’s consolidated rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2009 totaled $1.2 billion, or 76.5% of the total CD balance at September 30, 2009. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flow provided by operations	$115,148	$73,549
Cash flow used in investing activities	(369,523)	(122,699)
Cash flow provided by financing activities	249,071	173,558

Net (decrease) increase in cash and cash equivalents cash flow	$(5,304)	$124,408

The Company had operating cash flow of $115.1 million during the first nine months of 2009, $41.6 million higher than in the same period of 2008. The increase was primarily due to a higher volume of sales of loans held for sale. The Company also recorded higher net income and non-cash expenses, including its provision for loan losses. Sales of held for sale loans outpaced loan originations by $10.7 million in 2009 and resulted in a decrease in the held for sale loan balance at September 30, 2009. Net income for the first nine months of 2009 was $10.9 million higher than the same period in 2008 and the provision for loan losses was $29.7 higher for the same nine-month period. The Company’s cash flow for the first nine months of 2008 was negatively impacted by a gain on the sale of a portion its credit card portfolio of $6.9 million.

Cash used in investing activities increased $246.8 million during the first nine months of 2009 compared to the same period in 2008 primarily due to cash inflows from the 2008 acquisition of ANB. Cash received in the ANB acquisition in 2008 in excess of cash paid totaled $128.5 million, $118.9 million higher than the net cash received in the CSB acquisition in 2009. In addition, in 2009 the Company used a portion of the proceeds from its common stock issuance to purchase significant held-to-maturity and available-for-sale investment securities. The majority of cash outflow during the first nine months of 2009 was to purchase investment securities and fund loan growth. Purchases of investment securities increased $527.5 million over the first nine months of 2008. These purchases were offset by maturities and calls of securities of $505.1 million in the current nine-month period, an increase of $241.2 million from the first nine months of 2008.

Net financing cash flows increased $75.5 million from the first nine months of 2008 compared to the first nine months of 2009, primarily due to an increase in customer deposits of $263.4 million. Financing cash flow was adversely affected by the Company’s redemption of its preferred stock and warrant for $89.1 million, as well as the net cash outflow in repayment of borrowings totaling $72.3 million, a decrease of $10.8 million over the $83.1 million in net repayments during 2008. Current period cash outflow included the $3.4 million dividend paid on the preferred stock, as well as a $3.2 million increase in the common stock dividend paid, attributable to the common shares issued in December 2008.

Total cash outflows totaled $5.3 million for the nine months ended September 30, 2009. Excluding the nonrecurring preferred stock and warrant redemptions, as well as the accelerated deemed dividend on the Company’s preferred stock, total cash outflows would have been $92.4 million lower.

The Company believes it has adequate liquidity to fund ongoing operations. During the third quarter of 2009, the Company raised $164.5 million in net proceeds in a publicly underwritten common stock issuance. In addition, the Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company working capital.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2009, the Company had $396.9 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at September 30, 2009 were $742.1 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $145 million in the form of federal funds and other lines of credit. At September 30, 2009, the Company had no balance outstanding on these lines and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At September 30, 2009, the total approved unfunded loan commitments outstanding amounted to $153.3 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $835.2 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At September 30, 2009, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of September 30, 2009.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tier 1 Leverage	$675,604	11.55%	$233,922	4.00%
Tier 1 Risk-Based	$675,604	15.16%	$178,206	4.00%
Total Risk-Based	$749,411	16.82%	$356,412	8.00%

In addition to its regulatory capital ratios, the Company assesses capital strength using a tangible common equity ratio, defined as total common equity, less the Company’s intangible assets, divided by its tangible assets, and a ratio of its tangible common equity as a percentage of its risk-weighted assets. The Company had the following ratios at September 30, 2009.

For the Quarter Ended September 30, 2009
Tangible common equity to tangible assets	9.59%
Tangible common equity to risk-weighted assets	13.37%

Non-GAAP Financial Measurements

Because the Company has significant levels of intangible assets in its consolidated financial statements, including $236.7 million in total goodwill, $14.7 million in core deposit intangible assets, and $6.9 million in other intangible assets, management of the Company believes the tangible common equity ratios above provide valuable information useful in evaluating the Company’s financial condition and capital strength. The calculations of these common equity ratios, which are similar to the GAAP calculation of equity to total assets and equity to risk-weighted assets, are presented below.

(dollars in thousands)	For the Quarter Ended September 30, 2009 Actual
Equity to assets: (B)/ (A)	13.15%
Common equity to assets: (C)/(A)	13.21%
Tangible common equity to tangible assets (C-D-E)/ (A-D-E)	9.59%
Equity to risk-weighted assets: (B)/ (F or G)	19.10%
Tangible common equity to risk-weighted assets (C-D-E)/ (F)	13.37%
(A) Total assets	$6,466,520
(B) Total equity	850,581
(C) Total common equity	853,931
(D) Goodwill	236,761
(E) Core deposit and other intangible assets	21,643
(F) Risk weighted assets	4,455,155

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2008 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2009. Additional information at September 30, 2009 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

In addition to the risk factors previously disclosed in “ITEM 1A. - RISK FACTORS” of Part I of the Company’s 2008 Form 10-K, the Company has identified the risk factors below as those that could materially affect its business, financial condition, or future operating results. These risk factors are not the only risks the Company faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Increases in deposit insurance premiums may increase our FDIC insurance assessments and result in higher noninterest expense.

The FDIC announcement of an increase in premiums charged for FDIC insurance protection affects FDIC member institutions including IBERIABANK and IBERIABANK fsb. Historically, the two financial institutions have paid low premium rates due to their financial positions.

During 2008 and continuing into 2009, the number of bank failures has impacted resolution costs of the FDIC and depleted the deposit insurance fund. In response, the Emergency Economic Stabilization Act of 2008 (the “EESA”) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. The temporary increase in insured deposits resulted in a higher assessment for IBERIABANK and IBERIABANK fsb and will adversely affect our results of operations as an increase in noninterest expense.

On May 22, 2009, the FDIC Board of Directors adopted a final rule that imposed a special assessment on all insured depository institutions to be collected on September 30, 2009. The final rule also permits the FDIC to impose additional special assessments after June 30, 2009, if necessary to maintain public confidence in deposit insurance. Additional special assessments may be imposed as late as December 31, 2009 to pay even higher FDIC premiums than the recently-increased levels. Also, the FDIC may make material changes to the current calculation of insurance assessment. Future changes to the calculation may also have a material adverse effect on our results of operations, financial condition, and liquidity.

The gain we recorded upon the acquisition of CapitalSouth Bank is preliminary and subject to retroactive adjustment that may materially affect our operating results.

The acquisition of CapitalSouth Bank was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. Under this method, the assets acquired and liabilities assumed were recorded at their fair value on the date of acquisition. Determining these fair values, particularly for illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions. Based on the preliminary fair value adjustments recorded, the fair value of assets we acquired exceeded the fair value of the liabilities we assumed, and as a result, we recorded a gain of $57.8 million in our consolidated statements of income for the three- and nine-month periods ended September 30, 2009. Under purchase accounting, we have up to one year after the acquisition date to finalize any fair value adjustments, which means that until then we could materially adjust the preliminary fair value estimates of CapitalSouth Bank’s assets and liabilities based on new or updated information. Such adjustments could materially affect the extent to which the assets acquired exceeded the liabilities assumed, and if so, would result in a retroactive decrease to the $57.8 million gain we recorded.

In addition, we may incur loan losses related to CapitalSouth Bank that may materially differ from losses we originally projected. CapitalSouth Bank had a significant amount of deteriorating and nonperforming loans that ultimately led to the closure of the bank. When we placed our bid with the FDIC to assume the assets and liabilities of CapitalSouth Bank, we estimated an amount of future loan losses that we believed would occur and factored those expected loan losses into our bid amount. Estimating loan losses on an entire portfolio of loans is a difficult process dependent on a significant amount of judgment involving numerous estimates, especially for loan portfolios such as CapitalSouth Bank’s, which had a high concentration of deteriorating and nonperforming loans. If we have underestimated the extent of these losses, it will negatively impact us. Within a one year period, if we discover that we have materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain discussed above. Beyond the one-year period, if we determine that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. In both cases, adjustment could adversely affect our results of operations and financial condition. It should be noted that the loans and OREO acquired are covered by a loss share agreement between the FDIC and IBERIABANK which affords IBERIABANK significant protection and helps mitigate this risk. Under this agreement, the FDIC will cover 80 percent of the losses on the disposition of loans and OREO up to $135 million, or $108 million (IBERIABANK would cover the remaining $27 million amount). In addition, the FDIC will cover 95 percent of the losses that exceed the $135 million threshold level. The loss share agreement with the FDIC is designed to minimize disruptions for loan clients and maximize return on covered assets by keeping those assets in the private sector. The FDIC determined this agreement provided the “least costly” resolution for the FDIC’s Deposit Insurance Fund (“DIF”), at an estimated cost to the DIF of $151 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

See Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, which is incorporated herein by reference.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit 3.1	Articles of Incorporation, as amended.

Exhibit 10.1	Employment Letter with Jefferson G. Parker- incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 17, 2009 (filed on September 18, 2009).

Exhibit 10.2	Change in Control Severance Agreement with Jefferson G. Parker – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 17, 2009 (filed on September 18, 2009).

Exhibit 10.3	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (filed on October 5, 2009).

Exhibit 10.4	Form of Phantom Stock Unit Agreement under the 2009 Phantom Stock Plan – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2009 (filed on October 5, 2009)

Exhibit 10.5	Change in Control Severance Agreement with James G. Gburek dated September 21, 2009.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: November 9, 2009	By:	/s/ DARYL G. BYRD
Daryl G. Byrd
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ ANTHONY J. RESTEL
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer