Form 10-K
period 2009-12-31
IBERIABANK CORP
filed 2010-03-16
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $649.9 million. This figure is based on the closing sale price of $43.91 per share of the Registrant’s common stock on June 30, 2009. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of March 12, 2010: 26,741,532

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART 1.

Item 1.	Business.

Unless we indicate otherwise, the words “we”, “our”, “us”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.

General

IBERIABANK Corporation, a Louisiana corporation, is a multi-bank financial holding company with 209 combined offices, including 136 bank branch offices in Louisiana, Arkansas, Florida, Alabama, Tennessee, and Texas, 26 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 47 locations in 12 states. As of December 31, 2009, we had consolidated assets of $9.7 billion, total deposits of $7.6 billion and shareholders’ equity of $954.2 million.

Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.

We are the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; IBERIABANK fsb, a federal savings bank headquartered in Little Rock, Arkansas (formerly Pulaski Bank and Trust Company); Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”); and IBERIA Capital Partners LLC, a corporate finance services firm in formation.

We offer traditional commercial bank products and services to our clients. These products and services include a broad array of commercial, consumer, mortgage, and private banking products and services, cash management, deposit and annuity products and investment brokerage services. Certain of our non-bank subsidiaries engage in financial services-related activities, including brokerage services, sales of variable annuities, life, health, dental and accident insurance products, and wealth management services.

Our segments reflect the manner in which financial information is currently evaluated. The Company strategically manages and reports the results of its business through four operating segment levels: IBERIABANK, IBERIABANK fsb, IBERIABANK Mortgage Company (“IMC”), and Lenders Title.

IBERIABANK and IBERIABANK fsb offer commercial and retail banking products and services to customers throughout locations in six states. IBERIABANK provides these products and services in Louisiana, Alabama, and Florida, while IBERIABNK fsb provides similar services in Arkansas, Tennessee, and Texas. IMC operates mortgage production offices that provide mortgage servicing and mortgage loan origination activities in twelve states. Lenders Title offers a full line of title insurance and closing services throughout Arkansas and Louisiana.

Subsidiaries

IBERIABANK has six active, wholly-owned non-bank subsidiaries, Iberia Financial Services, LLC; IBERIABANK Insurance Services, LLC; IBERIABANK Asset Management, Inc.; Acadiana Holdings, LLC, Iberia Investment Fund I, LLC, and Iberia Investment Fund II, LLC. Iberia Financial Services manages the brokerage services offered by IBERIABANK. At December 31, 2009, IBERIABANK’s equity investment in Iberia Financial Services, LLC was $2.6 million, and Iberia Financial Services, LLC had total assets of $3.2 million. IBERIABANK Insurance Services, LLC is a licensed insurance agency and facilitates the receipt of insurance commissions from the sale of variable annuities, life, health, dental and accident insurance products. At December 31, 2009, IBERIABANK’s equity investment in IBERIABANK Insurance Services, LLC was $0.1 million, and IBERIABANK Insurance Services, LLC had total assets of $0.2 million. Acadiana Holdings, LLC owns and operates a commercial office building that also serves as our headquarters and IBERIABANK’s main office. At December 31, 2009, IBERIABANK’s equity investment in Acadiana Holdings, LLC was $9.9 million, and Acadiana Holdings, LLC had total assets of $10.8 million. IBERIABANK Asset Management, Inc. (“IAM”) provides wealth management services to high net worth individuals, pension funds, corporations and trusts. At December 31, 2009, IBERIABANK’s equity investment in IAM was $0.7 million, and IAM had total assets of $0.7 million. Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC are investment funds held for the purpose of funding new market tax credits and are disregarded entities for tax purposes. IBERIABANK’s equity investment in Iberia Investment Fund I, LLC and Iberia

Investment Fund II, LLC was $40.6 million and $3.0 million, respectively, at December 31, 2009. Iberia Investment Funds I, LLC and Iberia Investment Fund II, LLC has total assets of $97.1 million and $10.5 million, respectively, at December 31, 2009.

IBERIABANK fsb has two active, wholly-owned non-bank subsidiaries, IBERIABANK Mortgage Company (“IMC”, formerly Pulaski Mortgage Company) and P.F. Services, Inc. IMC offers one-to-four family residential mortgage loans in Louisiana, Arkansas, Tennessee, Mississippi, Oklahoma, Texas, Missouri, Illinois, Georgia, Florida, and Idaho. At December 31, 2009, IBERIABANK fsb’s equity investment in IMC was $29.6 million, and IMC had total assets of $89.2 million. P.F. Services, Inc. owns an office building which we plan to divest. IBERIABANK fsb’s equity investment in P.F. Services, Inc. was $0.4 million, and P.F. Services, Inc. had total assets of $0.4 million at December 31, 2009.

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three active, wholly-owned subsidiaries, Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2009, Lenders Title’s equity investment in Asset Exchange, Inc. was less than $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana. At December 31, 2009, Lenders Title’s equity investment in United Title was $5.2 million, and United Title had total assets of $6.5 million. Lenders Title’s equity investment in AAT was $1.8 million and AAT had total assets of $2.7 million.

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

Employees

We had 1,579 full-time employees and 106 part-time employees as of December 31, 2009. None of these employees is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our personnel.

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

TARP Preferred Stock Redemption and Warrant Repurchase

The Emergency Economic Stabilization Act of 2008 (the “EESA”) authorized the U.S. Treasury Department (the “Treasury Department”) to take actions to restore stability and liquidity to the financial system in the U.S. The EESA established the Troubled Asset Relief Program (the “TARP”) and the Treasury Department established the Capital Purchase Program (the “CPP”) under TARP. Pursuant to the CPP, qualified financial institutions may issue and sell senior preferred stock and warrants to purchase common stock to the Treasury Department, the proceeds of which will qualify as Tier 1 regulatory capital in an amount of between 1% and 3% of risk-weighted assets.

We were approved to participate in the CPP in an amount up to $115 million, or approximately 3% of our total risk-weighted assets, which our board of directors subsequently decided to reduce to $90 million. On December 5, 2008, for an aggregate purchase price of $90 million under then current Treasury Department guidelines we:

•	Issued and sold 90,000 shares of our preferred stock to the Treasury Department under the terms and conditions of the CPP; and

•

Issued and sold a warrant to the Treasury Department to purchase 276,980 shares of our common stock equal, in the aggregate, to 15% of the Treasury Department’s investment amount in our preferred stock, or approximately $13.5 million. The exercise price for the warrant was $48.74 per share of common stock and was based on an average market price of our common stock.

The preferred stock was non-voting and qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% thereafter. The dividends ranked senior to any junior preferred stock and our common stock. The warrant was exercisable in full immediately.

On March 31, 2009, we announced the redemption of all shares of preferred stock sold to the Treasury Department for a purchase price of $90 million. In connection with the redemption, we incurred a charge of approximately $2.2 million in the first quarter in the form of an accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale was initially recorded and its redemption price. The accelerated dividend was combined with the previously scheduled cash dividend, resulting in a total deemed dividend of $3.4 million during the quarter ended March 31, 2009.

On May 20, 2009, we announced that we had repurchased the warrant for $1.2 million. The repurchase had no impact on our results of operations. Payment of the repurchase price resulted in reduction of our cash and an offsetting reduction of paid-in capital.

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

IBERIABANK Corporation

P.O. Box 52747

Lafayette, Louisiana 70505-2747

Supervision and Regulation

General

The banking industry is extensively regulated under both federal and applicable state laws. The following discussion is a summary of certain statutes and regulations applicable to bank and financial holding companies and their subsidiaries and provides specific information relevant to us. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders.

Proposals are frequently introduced to change federal and state laws and regulations applicable to us. The likelihood and timing of any such changes and the impact such changes might have on us are impossible to determine with any certainty.

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

As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary federal regulator. As a federal savings association, IBERIABANK fsb is subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”). IBERIABANK and IBERIABANK fsb are collectively referred to herein as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of the Banks to the maximum extent permitted by law.

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

In addition to federal and state banking laws and regulations, we and certain of our subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Housing and Urban Development (“HUD”), and various state insurance and securities regulators.

Holding Company Structure

We have one Louisiana-chartered commercial bank subsidiary, one federal savings association subsidiary, one title insurance company subsidiary, and numerous other non-bank subsidiaries of these first tier subsidiaries. We are also forming, subject to FINRA approval, a new first tier subsidiary to provide equity research, institutional sales and trading, and corporate financial services. Exhibit 21 of this report lists all of our subsidiaries.

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

In 2009, IBERIABANK consummated three FDIC-assisted transactions. On August 21, 2009, IBERIABANK acquired certain assets of CapitalSouth Bank, including a substantial majority of its loan portfolio, and assumed certain liabilities of CapitalSouth Bank from the FDIC, as receiver. On November 13, 2009, IBERIABANK acquired certain assets and assumed certain liabilities of each of Orion Bank and Century Bank, FSB from the FDIC, as receiver. In connection with these FDIC-assisted transactions, IBERIABANK entered into purchase and assumption, loss-sharing and other agreements which contain certain regulatory covenants and limitations. We currently expect to enter additional FDIC-assisted transactions.

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

We do not expect that these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. Additional information is provided in Note 22 to the Consolidated Financial Statements incorporated herein by reference.

FDIC Insurance. The deposits of the Banks are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. In addition, insured depositors have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2009, our regulatory capital ratios and those of the Banks were in excess of the levels established for “well-capitalized” institutions.

(in thousands of dollars)		“Well- Capitalized” Minimums	At December 31, 2009
			Actual	Excess Capital

Ratios:

Tier 1 leverage ratio	Consolidated	5.00%	9.90%	$386,087
	IBERIABANK	5.00	8.40	221,751
	IBERIABANK fsb	5.00	10.35	74,516
Tier 1 risk-based capital ratio	Consolidated	6.00	13.21	425,775
	IBERIABANK	6.00	12.18	278,167
	IBERIABANK fsb	6.00	12.45	74,667
Total risk-based capital ratio	Consolidated	10.00	14.58	270,458
	IBERIABANK	10.00	13.50	157,625
	IBERIABANK fsb	10.00	13.69	42,738

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Banks are “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect their ability to accept brokered deposits. IBERIABANK had $175.5 million of such brokered deposits at December 31, 2009. At that date, IBERIABANK fsb had no such brokered deposits.

Additional information is provided in Note 15 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

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

Other Regulatory Matters. We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, NASDAQ, and various state insurance and securities regulators.

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

Retained earnings at December 31, 2009 and 2008 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The deferred tax liability at December 31, 2009 includes $74.9 million of future deductible temporary differences. Included is $55.0 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

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

Florida generally imposes income tax on financial institutions computed at a rate of 5.5% of net earnings. For the purpose of the 5.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less certain modifications defined by Florida law.

Alabama generally imposes income tax on financial institutions computed at a rate of 5.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less certain modifications defined by Alabama law.

Item 1A.	Risk Factors.

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this report could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Risks About Our Company

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

Although we remain well capitalized and have not suffered from liquidity issues, we are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a continued deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in a variety of consequences including the following:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

Disruptions in the global financial markets could adversely affect our results of operations and financial condition.

        Since mid-2007, global financial markets have suffered substantial disruption, illiquidity and volatility. These circumstances resulted in significant government assistance to a number of major financial institutions. These events have significantly diminished overall confidence in the financial markets and in financial institutions and have increased the uncertainty we face in managing our business. If these disruptions continue or other disruptions in the financial markets or the global or our regional economic environment arise, they could have an adverse effect on our future results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.

The U.S. government’s plans to stabilize the financial markets may not be effective.

In response to the recent volatility in the financial markets, the U.S. government has enacted certain legislation and regulatory programs to foster stability, including the EESA as amended by the American Recovery and Reinvestment Act of 2009, or ARRA. There can be no assurance that the impact of such legislation and the various programs created thereunder on the financial markets will be sufficient to produce the desired results. The failure of the U.S. government to fully execute the programs it has already developed, or to implement expeditiously other remedial economic and financial legislation that may be needed, could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations.

Recent legislative and regulatory proposals in response to recent turmoil in the financial markets may adversely affect our business and results of operations.

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

Legislation proposing significant structural reforms to the financial services industry is being considered in the U.S. Congress, including, among other things, the creation of a Consumer Financial Protection Agency, which would have broad authority to regulate financial service providers and financial products. In addition, the Federal Reserve Board has proposed guidance on incentive compensation at the banking organizations it regulates and the Treasury Department and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organizations. Complying with any new legislative or regulatory requirements, and any programs established thereunder, by federal and state governments to address the current economic crisis could have an adverse impact on our results of operations, financial condition, our ability to fill positions with the most qualified candidates available and our ability to maintain our dividend.

We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. In the second quarter of 2009, the FDIC implemented a special assessment that resulted in approximately $2 million of additional expense during the quarter. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay, on December 30, 2009, three years’ worth of premiums to replenish the depleted insurance fund. We expect the amount of our prepaid assessment to be approximately $19 million. This expected amount does not reflect the impact of the Orion and Century FDIC-assisted transactions. The FDIC is also considering other criteria to create a more risk-based assessment model that could increase respective assessment expenses of some depository institutions. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

Supplementing our internal growth through acquisitions is an important part of our strategic focus. Since 1995, approximately 66% of our asset growth has been through acquisitions, or external growth. Our acquisition efforts focus on select markets and targeted entities in Louisiana and most recently in selected markets we consider to be contiguous, or natural extensions, to our current markets. These selected markets include Arkansas, where we completed acquisitions of Pulaski Investment Corporation and Pocahontas Bancorp, Inc. in 2007, and ANB Financial, N.A. in 2008. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional securities will dilute existing shareholders’ equity interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

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

In addition to the normal operating challenges inherent in managing a larger financial institution, each of our acquisitions and potential future acquisitions is subject to appropriate regulatory approval. Our regulators may require that we demonstrate that we have appropriately integrated our prior acquisitions, or any future acquisitions we may do, before permitting us to engage in any future material acquisitions.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to bid on failed bank transactions on terms we consider to be acceptable.

A part of our near-term business strategy is to pursue failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss sharing arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.

Like most banking organizations, our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect on our operating results.

As of December 31, 2009, our total loan portfolio was approximately $5.8 billion, or 60% of total assets. The major components of our loan portfolio include 64% of commercial loans, both real estate and business, 18% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 18% consumer loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender.

Our loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.

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

At December 31, 2009, we had:

•	$649.8 million of home equity loans and lines, representing 11.2% of total loans and leases.

•

$1.0 billion in residential real estate loans, representing 17.4% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 44.8% of this portfolio.

•	$83.9 million of loans to single family home builders, including loans made to both middle market and small business home builders. These loans represented 1.5% of total loans and leases.

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

Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2009, our interest rate risk model indicated we are asset sensitive, meaning interest rate changes would be expected to impact our asset yields more than our liability costs.

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

If we or our banks or holding company were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.

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

Amounts available under our existing credit facilities as of December 31, 2009, consist of $960.4 million in Federal Home Loan Bank notes and $145.0 million in the form of federal funds and other lines of credit.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see Note 15 to the Consolidated Financial Statements.

Our eligibility to continue to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets.

The ability to conduct primary offerings under a registration statement on Form S-3 has benefits to issuers who are eligible to use this short form registration statement. Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3, combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. One of the requirements for Form S-3 eligibility is for an issuer to have timely filed its Exchange Act reports (including Form 10-Ks, Form 10-Qs and certain Form 8-Ks) for the 12- month period immediately preceding either the filing of the Form S-3 or a subsequent determination date.

During 2009, we were unable to timely file on Form 8-K certain required financial statement information with respect to the FDIC-assisted transactions we consummated (although such information was filed on February 25, 2010). Therefore, we believe we may not be able to continue to use Form S-3 for a period of approximately 12 months from and after we file our Annual Report on Form 10-K for the year ended December 31, 2009. Without Form S-3 eligibility, we may experience delays in our ability to raise capital in the capital markets during that 12-month period. Any such delay may result in offering terms that may not be advantageous to us.

We face risks related to our operational, technological and organizational infrastructure.

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

The loss of certain key personnel could negatively affect our operations.

Although we have employed a significant number of additional executive officers and other key personnel in recent months, our success continues to depend in large part on the retention of a limited number of key management, lending and other banking personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations. The unexpected loss of key senior managers, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or operating results.

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

Unlike larger organizations that are more geographically diversified, our offices are primarily concentrated in selected markets in Louisiana Alabama, Arkansas, Florida, Tennessee and Texas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Management’s testing in 2009 indicated an impairment of goodwill at our Lenders Title Company subsidiary, resulting in an impairment charge of $9.7 million recorded in our operating results for the year ended December 31, 2009. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.

Risks Related to the FDIC-assisted Transactions

The success of the FDIC-assisted transactions will depend on a number of uncertain factors.

The success of the FDIC-assisted transactions will depend on a number of factors, including, without limitation:

•	our ability to integrate the branches acquired from CapitalSouth, Orion and Century in the FDIC-assisted transactions into IBERIABANK’s current operations;

•

our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the FDIC-assisted transactions;

•	our ability to attract new deposits and to generate new interest-earning assets in the geographic areas previously served by CapitalSouth, Orion, Century and the acquired branches;

•	our ability to effectively compete in new markets in which we did not previously have a presence:

•	our success in deploying the cash received in the FDIC-assisted transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches such as the FDIC-assisted transactions, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integrating the acquired branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. No assurance can be given that we will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by CapitalSouth, Orion, Century and the acquired branches, or that we will be able to mange any growth resulting from the FDIC-assisted transactions effectively.

Our ability to grow the acquired branches following the FDIC-assisted transactions depends in part on our ability to retain certain key branch personnel we expect to hire in connection with the FDIC-assisted transactions. We believe that the ties these employees have in the local banking markets previously served by CapitalSouth, Orion, Century and the acquired branches are vital to our ability to maintain our relationships with existing CapitalSouth, Orion and Century customers and to generate new business in these markets. Our failure to hire or retain these employees could adversely affect the success of the FDIC-assisted transactions and our future growth.

Changes in national and local economics conditions could lead to higher loan charge-offs in connection with the FDIC-assisted transactions all of which may not be supported by the loss sharing agreement with the FDIC.

We acquired significant portfolios of loans in the FDIC-assisted transactions. Although these loan portfolios will be initially accounted for at fair value, there is no assurance that the loans we acquired will not become impaired, which may result in additional charge-offs to this portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolio that we have acquired in the Acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we have entered into loss sharing agreements with the FDIC which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transactions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income. The loss sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections.

Deposit and loan run-off rates could exceed the rates we have projected in connection with our planning for the FDIC-assisted transactions and the integration of the acquired branches.

Deposit run-off could be higher than our assumptions. As part of the FDIC-assisted transactions, it will be necessary to convert customer loan and deposit data from Orion’s and Century’s data processing systems to our data processing system. Delays or errors in the conversion process could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if we are not able to service in a cost-effective manner particular loan or deposit products with special features previously offered by Orion and Century. Any increase in run-off rates could adversely affect our ability to stimulate growth in the acquired branches, our liquidity, and our results of operations.

Risks About Our Common Stock

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

Our common stock trades on Nasdaq Global Market. During 2009, the average daily trading volume of our common stock was approximately 185,000 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing stockholders, including you, and could cause the market price of our common stock to decline. We may issue such additional equity or convertible securities to raise additional capital. The issuance of any additional shares of common or preferred stock or convertible securities could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock units, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our management has broad discretion over the use of proceeds from equity offerings.

Our management has significant flexibility in applying the proceeds that we receive from equity offerings. Although we have indicated our intent to use the proceeds from recent offerings for general corporate purposes, including future acquisitions, our working capital needs and investments in our subsidiaries, our management retains significant discretion with respect to the use of proceeds. The proceeds of our offerings may be used in a manner which does not generate a favorable return for us. We may use the proceeds to fund future acquisitions of other businesses. In addition, if we use the funds to acquire other businesses, there can be no assurance that any business we acquire would be successfully integrated into our operations or otherwise perform as expected.

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

As of December 31, 2009, we operated 209 combined offices, including 136 bank branch offices in Louisiana, Arkansas, Alabama, Florida, Texas, and Tennessee, 26 title insurance offices in Arkansas and Louisiana, and had mortgage representatives in 26 locations in twelve states. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $4.6 million in 2009. During 2009, we and our subsidiaries received $1.4 million in rental income for space leased to others. At December 31, 2009, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.

Additional information on our premises is provided in Note 7 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.	Legal Proceedings.

We are subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our consolidated financial position.

Item 4.	RESERVED

Executive Officers of the Registrant

Set forth below is information with respect to the executive officers of IBERIABANK Corporation and principal occupations and positions held for periods including the last five years.

DARYL G. BYRD, age 55, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of each of the Banks.

ANTHONY J. RESTEL, age 40, has served as Senior Executive Vice President and Chief Financial Officer since February 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of each of the Banks.

MICHAEL J. BROWN, age 46, has served as Senior Executive Vice President since 2001. In September 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.

JEFFERSON G. PARKER, age 57, serves as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management. He has served as our Vice-Chairman since September 2009. Before his employment with the Company, Mr. Parker was a member of our Board of Directors since 2001. Prior to joining IBERIABANK, he served as President of Howard Weil, Inc., an energy research and investment banking boutique serving the institutional investors.

JOHN R. DAVIS, age 49, has served as Senior Executive Vice President – Mergers and Acquisitions/Finance and Investor Relations since 2001. He also serves as Director of Finance Strategy and Mortgage.

MICHAEL A. NAQUIN, age 49, has served as Senior Executive Vice President since March 2004. He also serves as Director of Retail Segment and Facilities.

ELIZABETH A. ARDOIN, age 41, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization.

GEORGE J. BECKER III, age 69, has served as Executive Vice President, Director of Organizational Development since February 2005. In 2007, he began his second tenure as Director of Corporate Operations. Mr. Becker, a Certified Public Accountant, also serves as Secretary of IBERIABANK Corporation and each of the Banks.

BARRY F. BERTHELOT, age 60, joined the Company in 2010 as Executive Vice President and Director of Organizational Development. Prior to joining IBERIABANK, he served as President of the Acadiana market for JP Morgan Chase.

JAMES B. GBUREK, age 59, serves as Executive Vice President and Chief Risk Officer of the Company and each of its financial institution subsidiaries. He joined the Company in 2009. Mr. Gburek is responsible for managing internal and external risks, including oversight of the Audit, Loan Review, Compliance, and Legal functions, as well as serving as regulatory agency liaison. From July 2008 to February 2009, he was Chief Credit Officer for Trident National Bank (in organization). Prior to that time, he worked for Wachovia Corporation for 23 years, where he last served as Managing Director of the Latin American Group in the Corporate and Investment Bank.

H. GREGG STRADER, age 51, serves as Executive Vice President and Chief Credit Officer since his appointment in 2009. Mr. Strader previously served as Senior Credit Officer and led our Special Assets Department and our Business Credit Services group prior to becoming Chief Credit Officer. Prior to joining the Company in 2009, Strader worked for Wachovia Corporation in a number of various senior credit roles for 23 years. From April 2005 until May of 2008, he served as Chief Real Estate Risk Officer for Wachovia.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2004 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL $5 Billion-$10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period. Our stock value has been adjusted for a 5 for 4 stock split in August 2005.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
IBERIABANK Corporation	100.00	98.03	115.84	94.15	99.44	114.80
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $5B-$10B	100.00	96.89	104.56	83.86	73.57	56.56

The stock performance graph assumes $100.00 was invested December 31, 2004. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Additional information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.

Share Repurchases

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.4% of total shares outstanding. As of December 31, 2009, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During 2009, the Company did not repurchase any shares of its common stock.

	2009
	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Available for Purchase Pursuant to Publicly Announced Plan
	(Shares in Thousands)
October 1-31	3,340	$44.51	—	149,029
November 1-30	2,046	53.12	—	149,029
December 1-31	342	56.28	—	149,029

Total	5,728	$48.29	—	149,029

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under the Company’s equity-based compensation plans.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference to “Selected Consolidated Financial and Other Data” in Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in reports that it files or submits under the Exchange Act.

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

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance.

Information concerning the Registrant’s executive officers is contained in Part I of this Form 10-K. Other information required herein, including information on directors, the audit committee, and the audit committee financial expert is incorporated by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required herein is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference to the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No 1.1	Underwriting Agreement, dated December 10, 2008, between the Registrant and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters – incorporated herein by reference to Exhibit 1.1. to the Registrant’s Current Report on Form 8-K dated December 10, 2008.

Exhibit No. 1.2	Underwriting Agreement, dated June 30, 2009, between the Registrant and Goldman, Sachs, & Co. and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters – incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated June 30, 2009.

Exhibit No. 1.3	Underwriting Agreement, dated March 2, 2010, between the Registrant and Goldman, Sachs, & Co. and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters – incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2010.

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

Exhibit No. 2.4	Agreement and Plan of Merger, dated July 26, 2006, between the Registrant and Pocahontas Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006, as amended.

Exhibit No. 2.5	Agreement and Plan of Merger, dated August 9, 2006, between the Registrant and Pulaski Investment Corporation – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006.

Exhibit No. 2.6	Purchase and Assumption Agreement dated as of May 9, 2008, by and among the Federal Deposit Insurance Corporation, Receiver of ANB Financial N.A., Pulaski Bank and Trust Company, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2008.

Exhibit No. 2.7	Purchase and Assumption Agreement dated as of August 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of CapitalSouth Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2009.

Exhibit No. 2.8	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.9	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated October 19, 2009.

Exhibit No. 3.3	Warrant to purchase 138,490 shares of common stock, issue date: December 5, 2008- incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 3.4	Warrant Repurchase Agreement dated May 20, 2009, between the Registrant and the United States Department of the Treasury – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank- incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.19	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.21	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.22	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.23	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.25	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.26	Purchase Agreement, dated November 10, 2006, by and among the Registrant and the Purchasers thereto – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10. 2006.

Exhibit No. 10.27	Lock-Up Agreement between officers and directors of the Registrant and Stifel, Nicolaus & Company, Incorporated – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.30	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.31	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.32	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.33	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.34	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.35	Change in Control Severance Agreement with Jeffrey A. Powell, dated December 15, 2008- incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2008.

Exhibit No. 10.36	Letter Agreement, including Securities Purchase Agreement, between the Registrant and the United States Department of the Treasury, dated December 5, 2008-incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.37	Form of Waiver executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.38	Form of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.39	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.40	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.41	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.42	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.43	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.44	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.45	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.46	Change in Control Severance Agreement with James B. Gburek dated September 21, 2009 – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 10.47	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.48	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.49	Form of Termination of Letter Agreement, executed by each of Mssrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.50	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.51	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2009, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99	Audit Committee Charter, as amended – incorporated herein by reference to Exhibit 99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 16, 2010	By:	/S/ DARYL G. BYRD
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DARYL G. BYRD	President, Chief Executive Officer and	March 16, 2010
Daryl G. Byrd	Director

/S/ JOHN R. DAVIS	Senior Executive Vice President of Finance	March 16, 2010
John R. Davis	and Investor Relations

/S/ ANTHONY J. RESTEL	Senior Executive Vice President and Chief	March 16, 2010
Anthony J. Restel	Financial Officer

/S/ JEFFREY A. POWELL	Executive Vice President, Corporate	March 16, 2010
Jeffrey A. Powell	Controller and Principal Accounting Officer

/S/ ELAINE D. ABELL	Director	March 16, 2010
Elaine D. Abell

/S/ HARRY V. BARTON, JR.	Director and Audit Committee Chairman	March 16, 2010
Harry V. Barton, Jr.

/S/ ERNEST P. BREAUX, JR.	Director	March 16, 2010
Ernest P. Breaux, Jr.

/S/ JOHN N. CASBON	Director	March 16, 2010
John N. Casbon

/S/ WILLIAM H. FENSTERMAKER	Director	March 16, 2010
William H. Fenstermaker

/S/ O. MILES POLLARD, JR.	Director and Audit Committee Member	March 16, 2010
O. Miles Pollard, Jr.

/S/ E. STEWART SHEA III	Director	March 16, 2010
E. Stewart Shea III

/S/ DAVID H. WELCH	Director and Audit Committee Member	March 16, 2010
David H. Welch