Form 10-Q
period 2010-03-31
IBERIABANK CORP
filed 2010-05-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 7, 2010, the Registrant had 26,753,464 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$95,849	$94,674
Interest-bearing deposits in banks	892,369	80,723

Total cash and cash equivalents	988,218	175,397
Fed funds sold	172,228	261,421
Securities available for sale, at fair value	1,301,185	1,320,476
Securities held to maturity, fair values of $237,851 and $260,798, respectively	237,551	260,361
Mortgage loans held for sale	74,225	66,945
Loans covered by loss share agreement	1,561,366	1,670,466
Non-covered loans, net of unearned income	4,177,956	4,113,899

Total loans, net of unearned income	5,739,322	5,784,365
FDIC loss share receivable	917,246	1,034,734
Allowance for loan losses	(63,875)	(55,768)

Loans and related loss receivable, net	6,592,694	6,763,331
Premises and equipment, net	142,961	137,426
Goodwill	227,080	227,080
Receivable due from the FDIC	208,656	6,817
Other assets	447,517	481,148

Total Assets	$10,392,315	$9,700,402

Liabilities
Deposits:
Noninterest-bearing	$944,657	$985,253
Interest-bearing	7,010,226	6,570,895

Total deposits	7,954,883	7,556,148
Short-term borrowings	203,740	263,351
Long-term debt	738,315	745,864
Other liabilities	203,464	180,824

Total Liabilities	9,100,402	8,746,187

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 28,079,841 and 22,106,659 shares issued	28,080	22,107
Additional paid-in-capital	956,209	632,086
Retained earnings	345,532	341,621
Accumulated other comprehensive income	24,888	22,416
Treasury stock at cost - 1,326,377 and 1,359,441 shares, respectively	(62,796)	(64,015)

Total Shareholders’ Equity	1,291,913	954,215

Total Liabilities and Shareholders’ Equity	$10,392,315	$9,700,402

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2010	2009
Interest and Dividend Income
Loans, including fees	$82,479	$48,498
Mortgage loans held for sale, including fees	596	982
Investment securities:
Taxable interest	11,322	9,608
Tax-exempt interest	1,129	1,004
Other	2,094	229

Total interest and dividend income	97,620	60,321

Interest Expense
Deposits	23,055	17,844
Short-term borrowings	194	387
Long-term debt	5,165	5,803

Total interest expense	28,414	24,034

Net interest income	69,206	36,287
Provision for loan losses	13,201	3,032

Net interest income after provision for loan losses	56,005	33,255

Noninterest Income
Service charges on deposit accounts	5,901	5,272
ATM/debit card fee income	2,325	1,714
Income from bank owned life insurance	709	713
Gain on sale of loans, net	7,373	8,529
Gain on acquisition	3,781	—
Title income	3,703	4,479
Broker commissions	1,212	1,214
Other income	3,349	1,809

Total noninterest income	28,353	23,730

Noninterest Expense
Salaries and employee benefits	35,831	24,228
Occupancy and equipment	7,593	5,632
Franchise and shares tax	581	680
Communication and delivery	2,387	1,597
Marketing and business development	1,455	785
Data processing	2,828	1,558
Printing, stationery and supplies	717	479
Amortization of acquisition intangibles	1,010	622
Professional services	3,537	1,276
Other expenses	11,061	6,935

Total noninterest expense	67,000	43,792

Income before income tax expense	17,358	13,193
Income tax expense	4,354	4,048

Net Income	$13,004	$9,145

Preferred Stock Dividends	—	(3,350)

Earnings Available to Common Shareholders - Basic	$13,004	$5,795

Earnings Allocated to Unvested Restricted Stock	(252)	(169)

Earnings Available to Common Shareholders - Diluted	$12,752	$5,626

Earnings per common share - Basic	$0.60	$0.36

Earnings per common share - Diluted	$0.59	$0.36

Cash dividends declared per common share	$0.34	$0.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2008	$87,779	$17,677	$474,209	$218,818	$12,294	$(76,569)	$734,208

Comprehensive income:

Net income				9,145			9,145
Change in unrealized gain on securities available for sale, net of taxes					3,426		3,426
Change in fair value of derivatives used for cash flow hedges, net of taxes					4,259		4,259

Total comprehensive income							16,830
Cash dividends declared, $.34 per share			16	(5,448)			(5,432)
Preferred stock dividend and accretion	99			(3,350)			(3,251)
Preferred stock redemption	(87,878)						(87,878)
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 13,450 shares			(238)			(21)	(259)
Common stock issued for vested restricted stock, net of shares forfeited			(3,474)			3,474	—
Share-based compensation cost			1,396				1,396
Equity activity of joint venture				(28)			(28)

Balance, March 31, 2009	$—	$17,677	$471,909	$219,137	$19,979	$(73,116)	$655,586

Balance, December 31, 2009	$—	$22,107	$632,086	$341,621	$22,416	$(64,015)	$954,215

Comprehensive income:

Net income				13,004			13,004
Change in unrealized gain on securities available for sale, net of taxes					2,574		2,574
Change in fair value of derivatives used for cash flow hedges, net of taxes					(102)		(102)

Total comprehensive income							15,476
Cash dividends declared, $.34 per share				(9,093)			(9,093)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 40,049 shares			(207)			806	599
Common stock issued		5,973	323,007				328,980
Common stock issued for recognition and retention plan, net of shares forfeited			(413)			413	—
Share-based compensation cost			1,736				1,736

Balance, March 31, 2010	$—	$28,080	$956,209	$345,532	$24,888	$(62,796)	$1,291,913

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$13,004	$9,145

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,511	3,058
Amortization of purchase accounting adjustments	(64,770)	(208)
Provision for loan losses	13,201	3,032
Noncash compensation expense	1,736	1,396
Loss on sale of assets	65	2
Gain on sale of OREO	(300)	(188)
Gain on sale of investments	(923)	(3)
Amortization of premium/discount on investments	3,117	236
Derivative (gains) losses on swaps	—	(57)
Mortgage loans held for sale
Originations and transfers	(293,612)	(419,055)
Proceeds from sales	293,705	410,010
Gain on sale of loans, net	(7,373)	(8,529)
Cash retained from tax benefit associated with share-based payment arrangements	(460)	(17)
(Increase) Decrease in other assets	(70,307)	17,072
Other operating activities, net	20,893	(5,430)

Net Cash (Used in) Provided by Operating Activities	(89,513)	10,464

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	25,828	—
Proceeds from maturities, prepayments and calls of securities available for sale	108,781	69,260
Purchases of securities available for sale	(122,833)	(164,635)
Proceeds from maturities, prepayments and calls of securities held to maturity	24,019	85,821
Purchases of securities held to maturity	(1,347)	(112,901)
Decrease (Increase) in loans receivable, net, excluding loans acquired	204,740	(19,905)
Proceeds from sale of premises and equipment	298	2
Purchases of premises and equipment	(8,075)	(1,821)
Proceeds from disposition of real estate owned	5,182	3,142
Other investing activities, net	2,350	(2,599)

Net Cash Provided by (Used in) Investing Activities	238,943	(143,636)

Cash Flows from Financing Activities
Increase in deposits	405,676	137,664
Net change in short-term borrowings	(59,611)	(66,064)
Proceeds from long-term debt	8,209	—
Repayments of long-term debt	(13,410)	(24,050)
Dividends paid to common shareholders	(7,051)	(5,407)
Preferred stock dividend paid	—	(3,350)
Proceeds from issuance of treasury stock for stock options exercised	885	333
Payments to repurchase common stock	(747)	(597)
Common stock issued	328,980	—
Redemption of preferred stock	—	(87,878)
Cash retained from tax benefit associated with share-based payment arrangements	460	17

Net Cash Provided by (Used in) Financing Activities	663,391	(49,332)

Net Increase (Decrease) In Cash and Cash Equivalents	812,821	(182,504)
Cash and Cash Equivalents at Beginning of Period	175,397	345,865

Cash and Cash Equivalents at End of Period	$988,218	$163,361

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$9,207	$4,070

Exercise of stock options with payment in company stock	$—	$—

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$28,280	$25,592

Income taxes, net	$427	$5,819

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (“the Company”) previously filed with the Securities and Exchange Commission (“The SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries: IBERIABANK, IBERIABANK fsb, Lenders Title Company (“LTC”), and IBERIA Capital Partners LLC (“ICP”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in six states through IBERIABANK and IBERIABANK fsb. The Company also operates mortgage production offices in twelve states through IBERIABANK fsb’s subsidiary, IBERIABANK Mortgage Company (“IMC”) and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. Upon Financial Industry Regulatory Authority (“FINRA”) approval of its license, ICP will provide equity research, institutional sales and trading, and corporate finance services.

All normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of loans covered by loss sharing arrangements with the FDIC and the related loss share receivable, valuation of goodwill, intangible assets and other purchase accounting adjustments and share-based compensation.

Note 2 – Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

FASB Exposure Draft

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

The proposed disclosures include disclosure of information that enables the users of the Company’s consolidated financial statements to understand the risk characteristics of the Company’s loan portfolio segments, the factors and methodologies used in estimating the Company’s allowance for loan losses for each portfolio, and the activity in both the loan balances and allowance for loan losses for each loan portfolio segment. Additionally, the proposed disclosures include disclosing information by loan portfolio segment that enables users to assess the fair value of the Company’s loans at the end of the reporting period, as well as assess the quantitative and qualitative risks arising from the credit quality of the Company’s loans. Suggested disclosures also include information that enables users to understand the accounting for, and amount of, loans that meet the definition of an impaired loan in Accounting Standards Codification (“ASC”) Topic 310, as well as loans that are on nonaccrual status. The proposed Statement would be effective beginning with the first interim or annual reporting period ending after December 15, 2010, with early application encouraged. Because the proposed Statement enhances current disclosure requirements, and does not represent a departure from current GAAP, issuance and adoption of the proposed Statement will not affect the Company’s financial position, results of operations, or liquidity, but will require additional disclosures in the Company’s interim and annual consolidated financial statements.

ASU No. 2010-06

In January 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06, which provides amendments to ASC subtopic 820-10 that require new disclosures related to fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2 fair value measurements, as well as a description of the reasons for the transfers. In addition, the update requires enhanced disclosure of Level 3 fair value measurement activity, including disclosure of separate information for purchases, sales, issuances, and settlements of Level 3 measurements on a gross basis. Finally, the update provides amendments that clarify existing disclosures about the level of disaggregation of data and input and valuation techniques used to measure fair value on both a recurring and nonrecurring basis.

The additional disclosures required are incorporated in Note 9 in these interim consolidated financial statements.

Note 3 – Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
Income available to common shareholders	$13,004,000	$5,795,000
Distributed and undistributed earnings to unvested restricted stock	(238,000)	(170,000)

Distributed and undistributed earnings to common shareholders – Basic(1)	12,766,000	5,625,000
Undistributed earnings reallocated to unvested restricted stock	(14,000)	1,000

Distributed and undistributed earnings to common shareholders – Diluted	$12,752,000	$5,626,000

Weighted average shares outstanding - Basic	21,928,397	15,928,634
Weighted average shares outstanding - Diluted	21,690,564	15,728,518

Earnings per common share - Basic(1)	$0.60	$0.36
Earnings per common share - Diluted	$0.59	$0.36
Earnings per unvested restricted stock share - Basic (2)	$0.49	$0.40
Earnings per unvested restricted stock share - Diluted	$0.52	$0.40

(1)	Total earnings available to common shareholders include distributed earnings of $8,930,000, or $0.42 per weighted average share, and undistributed earnings of $3,836,000, or $0.18 per weighted average share for the three months ended March 31, 2010. Total earnings available to common shareholders include distributed earnings of $5,288,000, or $0.34 per weighted average share, and undistributed earnings of $337,000, or $0.02 per weighted average share for the three months ended March 31, 2009.
(2)	Total earnings available to unvested restricted stock include distributed earnings of $167,000, or $0.34 per weighted average share, and undistributed earnings of $72,000, or $0.15 per weighted average share, under the two-class method for the three months ended March 31, 2010. Total earnings available to unvested restricted stock include distributed earnings of $160,000, or $0.38 per weighted average share, and undistributed earnings of $10,000, or $0.02 per weighted average share, under the two-class method for the three months ended March 31, 2009.
(3)	Weighted average basic shares outstanding include 481,975 and 422,805 shares of unvested restricted stock for the three months ended March 31, 2010 and 2009, respectively.

For the three-month periods ended March 31, 2010 and 2009, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 538,879 and 447,567 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,352,354 and 1,702,239 respectively.

The effect from the assumed exercise of 397,696 and 765,805 stock options was not included in the computation of diluted earnings per share for the quarters ended March 31, 2010 and 2009, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Acquisition Activity

FDIC-assisted Purchase and Assumptions of Assets and Liabilities of CapitalSouth Bank, Orion Bank, and Century Bank, FSB

IBERIABANK entered into three purchase and assumption agreements with loss share arrangements with the Federal Deposit Insurance Corporation as receiver during 2009. As part of these agreements, the FDIC also granted IBERIABANK an option to purchase at appraised value the premises, furniture, fixtures, and equipment of the acquired institutions and assume the leases associated with these offices.

On August 21, 2009, IBERIABANK acquired certain assets, assumed all of the deposits, and assumed certain other liabilities of CapitalSouth Bank, Birmingham, Alabama (“CSB”) from the FDIC in a whole-bank acquisition of CSB, a full-service commercial bank headquartered in Birmingham, Alabama. IBERIABANK now operates ten former CSB branches in four Metropolitan Statistical Areas (“MSAs”): Birmingham, Montgomery, and Huntsville, Alabama, and Jacksonville, Florida.

On November 13, 2009, IBERIABANK acquired certain assets and assumed certain deposit and other liabilities of Orion Bank (“Orion”) from the FDIC in a whole-bank acquisition of Orion, a full-service Florida-chartered commercial bank headquartered in Naples, Florida. IBERIABANK now operates 23 former Orion branches in five MSAs: Naples, Sarasota, Fort Myers, and Palm Beach, Florida, as well as the Florida Keys.

Also on November 13, 2009, IBERIABANK acquired certain assets and assumed certain deposit and other liabilities of Century Bank, FSB (“Century”) in a whole-bank acquisition of Century, a full-service federal thrift headquartered in Sarasota, Florida. IBERIABANK now operates 11 former Century branches in two Florida MSAs: Sarasota and Bradenton.

The acquisitions are accounted for under the purchase method of accounting in accordance with ASC Topic 805. The net assets acquired as of August 21, 2009 for CSB and November 13, 2009 for Orion and Century, as well as the gains recorded on the transactions (total equity as shown in the table), are presented in the following table. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, all of which represented core deposit intangible assets, were recorded at fair value. Because the fair value of assets acquired and intangible assets created as a result of the acquisitions exceeds the fair value of liabilities assumed, the provisions of ASC 805 allow the Company to record a gain resulting from the acquisitions in its consolidated statements of income for the year ended December 31, 2009 and the three months ended March 31, 2010. The gains totaled $231,122,000, of which $3,781,000 is included in noninterest income on the Company’s consolidated statements of income for the three months ended March 31, 2010. The gain in the current three-month period is a result of additional settlement items between the FDIC and the Company.

The loans and other real estate owned acquired are covered by loss share agreements between IBERIABANK and the FDIC which affords IBERIABANK significant protection against future losses. Under the agreement, the FDIC will cover 80% of losses on the disposition of loans and OREO up to certain thresholds presented in the following table, and 95% of losses that exceed these thresholds. The term for loss sharing on single-family residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years and IBERIABANK reimbursement to the FDIC for a total of eight years for recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the provisions of the loss share agreement. As part of the agreements, IBERIABANK has recorded a receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The following table also presents the value of the receivables at the respective acquisition dates.

(dollars in thousands)	Loss Threshold	80% of Loss Threshold	Value of Loss Share Receivable

CapitalSouth	$135,000	$108,000	$88,093
Orion	550,000	440,000	711,756
Century	285,000	228,000	232,053

Total	$970,000	$776,000	$1,031,902

Subsequent to the acquisition, the adequacy of the allowance for loan losses for loans acquired in FDIC-assisted transactions is determined with consideration given to the amounts recoverable through loss sharing agreements (since the acquired loans were recorded at estimated recoverable amounts). The provision for loan losses on these covered assets represents expected losses above the losses inherent in the portfolio at acquisition.

Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreement in place, CSB, Orion, and Century historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

The acquired assets and liabilities are presented in the following table at fair value. Cash acquired from the FDIC is included as a component of other assets to arrive at the total assets acquired.

(dollars in thousands)	CapitalSouth	Orion	Century	Total

Assets
Investment securities	$46,027	$230,968	$22,128	$299,123
Loans	363,117	961,094	417,561	1,741,772
Other real estate owned	10,244	28,505	21,150	59,899
Core deposit intangible	377	10,421	2,243	13,041
FDIC loss share receivable	88,093	711,756	232,053	1,031,902
Other assets	102,805	422,957	116,874	642,636

Total Assets	$610,663	$2,365,701	$812,009	$3,788,373

Liabilities
Interest-bearing deposits	461,348	1,748,749	504,875	2,714,972
Noninterest-bearing deposits	56,543	134,337	110,940	301,820

Borrowings	30,619	344,690	143,006	518,315
Other liabilities	4,916	15,642	1,586	22,144

Total Liabilities	$553,425	$2,243,418	$760,407	$3,557,251

Total Equity	57,238	122,283	51,602	231,122

Total Liabilities and Equity	$610,663	$2,365,701	$812,009	$3,788,373

Note 5 – Loans

As discussed in Note 4 above, on August 21, 2009 the Company acquired substantially all of the assets and liabilities of CSB, and on November 13, 2009, acquired certain assets and assumed certain deposit and other liabilities of Orion and Century. The loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which affords IBERIABANK significant loss protection. Under the loss share agreement, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds and 95% of losses that exceed those thresholds. Because of the loss protection provided by the FDIC, the risks of the acquired loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.”

The following is a summary of the major categories of non-covered loans outstanding:

(dollars in thousands)	March 31,	December 31,
Non-covered Loans:	2010	2009

Residential mortgage loans:

Residential 1-4 family	$423,879	$434,956
Construction/ Owner Occupied	16,757	18,198

Total residential mortgage loans	440,636	453,154

Commercial loans:
Real estate	1,750,480	1,659,844
Business	1,074,489	1,086,860

Total commercial loans	2,824,969	2,746,704

Consumer loans:
Indirect automobile	260,470	259,339
Home equity	512,451	512,087
Other	139,430	142,615

Total consumer loans	912,351	914,041

Total loans receivable	$4,177,956	$4,113,899

The carrying amount of the covered loans at March 31, 2010 consisted of acquired impaired loans, accounted for in accordance with ASC Topic 310-30, and performing loans at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following table.

(dollars in thousands)	Acquired Impaired	Acquired Performing	Total Covered
Covered Loans:	Loans	Loans	Loans

Residential mortgage loans:

Residential 1-4 family	$89,909	$439,795	$529,705
Construction/ Owner Occupied	5,957	2,802	8,759

Total residential mortgage loans	95,867	442,597	538,464

Commercial loans:
Real estate	105,492	631,726	737,218
Business	6,934	140,655	147,589

Total commercial loans	112,426	772,381	884,807
Consumer loans:
Indirect automobile	—	—	—
Home equity	8,807	122,633	131,440
Other	2,471	4,184	6,655

Total consumer loans	11,278	126,817	138,095

Total loans receivable	$219,571	$1,341,795	$1,561,366

The following is a summary of the covered loans acquired in the CSB, Orion, and Century acquisitions during 2009 as of the dates of acquisition.

(dollars in thousands)
Contractually required principal and interest at acquisition	$3,283,960
Nonaccretable difference (expected losses and foregone interest)	(1,519,619)

Cash flows expected to be collected at acquisition	1,764,341
Accretable yield	(22,569)

Basis in acquired loans at acquisition	$1,741,772

The following is a summary of changes in the accretable yields of acquired loans during the three months ended March 31, 2010 and 2009.

(dollars in thousands)	Accretable Yield
	2010	2009
Balance, beginning of year	$20,789	$317
Additions due to acquisitions	—	—
Accretion	(7,813)	(18)
Transfers from nonaccretable difference to accretable yield	3,114	411

Disposals	—	—

Balance, end of period	$16,090	$710

Each of the acquired impaired loans is on nonaccrual status. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Note 6 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2010

Securities available for sale:
U.S. Treasury Securities	$4,999	$—	$—	$4,999
U.S. Government-sponsored enterprise obligations	301,287	668	(89)	301,866
Obligations of state and political subdivisions	48,098	861	(871)	48,088
Mortgage backed securities	924,888	21,972	(3,550)	943,310
Other securities	2,882	40	—	2,922

Total securities available for sale	$1,282,154	$23,541	$(4,510)	$1,301,185

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$135,634	$132	$(676)	$135,090
Obligations of state and political subdivisions	63,843	885	(314)	64,414
Mortgage backed securities	38,074	356	(83)	38,347

Total securities held to maturity	$237,551	$1,373	$(1,073)	$237,851

December 31, 2009

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$240,611	$1,156	$(599)	$241,168
U.S. Treasury securities	4,998	1	—	4,999
Obligations of state and political subdivisions	50,317	887	(744)	50,460
Mortgage backed securities	1,006,223	20,481	(5,765)	1,020,939
Other securities	2,878	32	—	2,910

Total securities available for sale	$1,305,027	$22,557	$(7,108)	$1,320,476

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$155,713	$123	$(126)	$155,710
Obligations of state and political subdivisions	65,540	987	(288)	66,239
Mortgage backed securities	39,108	180	(439)	38,849

Total securities held to maturity	$260,361	$1,290	$(853)	$260,798

Securities with carrying values of $1,376,776,000 and $1,210,189,000 were pledged to secure public deposits and other borrowings at March 31, 2010 and December 31, 2009, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

March 31, 2010
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(89)	$36,796	$—	$—	$(89)	$36,796
Obligations of state and political subdivisions	(99)	6,380	(772)	2,438	(871)	8,818
Mortgage backed securities	(3,550)	337,512	—	16	(3,550)	337,528

Total securities available for sale	$(3,738)	$380,688	$(772)	$2,454	$(4,510)	$383,142

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	(676)	$119,952	$—	$—	$(676)	$119,952
Obligations of state and political subdivisions	$(302)	13,979	(12)	234	(314)	14,213
Mortgage backed securities	(83)	15,367	—	—	(83)	15,367

Total securities held to maturity	$(1,061)	$149,298	$(12)	$234	$(1,073)	$149,532

December 31, 2009
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(599)	$51,228	$—	$—	$(599)	$51,228
Obligations of state and political subdivisions	(35)	7,137	(709)	2,500	(744)	9,637
Mortgage backed securities	(5,765)	317,222	—	22	(5,765)	317,244

Total securities available for sale	$(6,399)	$375,587	$(709)	$2,522	$(7,108)	$378,109

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(126)	$45,575	$—	$—	$(126)	$45,575
Obligations of state and political subdivisions	(276)	12,772	(12)	234	(288)	13,006
Mortgage backed securities	(439)	15,212	—	—	(439)	15,212

Total securities held to maturity	$(841)	$73,559	$(12)	$234	$(853)	$73,793

At March 31, 2010, 142 debt securities have unrealized losses of 1.04% of the securities’ amortized cost basis and 0.37% of the Company’s total amortized cost basis. The unrealized losses for each of the 142 securities relate principally to market interest rate changes. Five of the 142 securities have been in a continuous loss position for over twelve months. These five securities have an aggregate amortized cost basis and unrealized loss of $3,472,000 and $784,000, respectively. The five securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals) and were rated AAA or Aaa by Standard & Poor’s or Moody’s, respectively.

At December 31, 2009, 163 debt securities had unrealized losses of 1.8% of the securities’ amortized cost basis and 0.5% of the Company’s total amortized cost basis. The unrealized losses for each of the 163 securities relate principally to market interest rate changes. Six of the 163 securities have been in a continuous loss position for over twelve months. These six securities have an aggregate amortized cost basis and unrealized loss of $3,477,000 and $721,000, respectively. The securities were primarily issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals) and were rated AAA or Aaa by Standard and Poor’s or Moody’s, respectively.

The Company has assessed the nature of the losses in its portfolio as of March 31, 2010 and December 31, 2009 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent and ability to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of this analysis, no declines in fair value have been deemed to be other-than-temporary as of March 31, 2010 and December 31, 2009.

The amortized cost and estimated fair value by maturity of investment securities at March 31, 2010 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value

Within one year or less	1.67%	$48,768	$47,806	4.25%	$7,367	$7,465
One through five years	2.76	166,679	168,987	2.34	139,452	139,039
After five through ten years	3.56	452,156	462,719	4.33	15,673	15,923
Over ten years	3.44	614,551	621,673	3.79	75,059	75,424
Totals	3.33%	$1,282,154	$1,301,185	2.99%	$237,551	$237,851

Gains or losses on securities sold are recorded on the trade date, using the specific identification method. The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Realized gains and losses from the sale of securities classified as held to maturity were not material.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009

Realized gains	$922	$2
Realized losses	—	—

Net realized gains (losses)	$922	$2

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

	Three Months Ended
(dollars in thousands)	March 31, 2010	March 31, 2009

Balance at beginning of year , net	$10,376	$12,969
Unrealized gain (loss) on securities available for sale	4,882	5,271
Reclassification adjustment for net (gains) losses realized in net income	(922)	(2)

Net unrealized gain (loss)	3,960	5,269
Tax effect	1,386	1,844

Net of tax change	2,574	3,425

Balance at end of period, net	$12,950	$16,394

Note 7 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See Note 16 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for additional information related to these share-based compensation plans.

Stock Option Plans

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Expected dividends	2.1%	2.1%
Expected volatility	24.2%	24.1%
Risk-free interest rate	4.5%	4.5%
Expected term (in years)	7.0	7.0
Weighted-average grant-date fair value	$15.83	$15.57

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2010, unrecognized compensation cost related to stock options of $4,113,000 is expected to be recognized over a weighted-average period of 4.8 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

(dollars in thousands)	For the Three Months Ended
	March 31, 2010	March 31, 2009
Compensation expense related to stock options	$257	$168

The following table represents stock option activity for the three months ended March 31, 2010.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2009	1,259,874	$43.05
Granted	—	—
Exercised	(40,049)	22.11
Forfeited or expired	(715)	57.94

Outstanding options, March 31, 2010	1,219,110	$43.73	4.8 Years

Outstanding exercisable, March 31, 2010	945,501	$40.35	3.9 Years

The Company reported $460,000 and $17,000 of excess tax benefits as financing cash inflows during the three months of 2010 and 2009, respectively. Net cash proceeds from the exercise of stock options were $885,000 and $333,000 for the three months ended March 31, 2010 and 2009, respectively.

There were 527,102 shares available for future stock option grants to employees and directors under existing plans at March 31, 2010. At March 31, 2010, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $13,238,000 and $13,007,000, respectively. The total intrinsic value of options exercised was $1,443,000 for the three months ended March 31, 2010.

Restricted Stock Plans

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of March 31, 2010, unearned share-based compensation associated with these awards totaled $22,413,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

(dollars in thousands)	For the Three Months Ended
	March 31, 2010	March 31, 2009
Compensation expense related to restricted stock	$1,394	$1,118

The following table represents unvested restricted stock activity for the periods indicated.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Balance, beginning of year	550,518	414,788
Granted	11,500	117,832
Forfeited	(1,531)	(4,567)
Earned and issued	(70,572)	(57,596)

Balance, end of period, respectively	489,915	470,457

Phantom Stock Awards

As part of the 2009 Incentive Compensation Plan and 2009 Phantom Stock Plan, the Company issues phantom stock awards to certain key officers and employees.

The following table represents share and dividend equivalent share award activity during the three months ended March 31, 2010 and 2009.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2008	34,947	402	35,349	$1,624,000
Granted	5,000	299	5,299	243,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—	—

Balance, March 31, 2009	39,947	701	40,648	$1,867,000

Balance, December 31, 2009	67,361	1,886	69,247	$4,156,000
Granted	24,398	531	24,929	1,496,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(100)	(6)	(106)	(6,000)

Balance, March 31, 2010	91,659	2,411	94,070	$5,645,000

(1)	Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $60.01 and $45.94 on March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and 2009, the Company recorded $42,000 and $46,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $60.01 and $45.94 per share of common stock. 106 shares vested during the three months ended March 31, 2010. There were no awards vested during the three months ended March 31, 2009 according to the vesting provisions of the plan and thus no cash payments were made to award recipients.

Note 8 – Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350. Under these rules, goodwill and other intangible assets deemed to have indefinite lives, such as title plant assets, are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company will perform its annual goodwill impairment test during the fourth quarter of 2010. Management is not aware of any events or changes in circumstances since the previous impairment test that would indicate that goodwill might be impaired.

As a result of a decrease in operating revenue and income at the Company’s LTC subsidiary, during the fourth quarter of 2009, the Company determined that it was more likely than not that the fair value of LTC may have been reduced below its carrying amount. To estimate the fair value, the Company used a discounted cash flow model derived from internal five-year cash flow estimates with a terminal value based on estimated future growth rates. The fair value estimate indicated that the carrying amount of the LTC subsidiary exceeded its estimated fair value. As a result, Step 2 testing was required for this reporting unit. The Company determined, as a result of the Step 2 analysis, that the goodwill allocated to LTC was partially impaired, primarily due to a decrease in expected cash flows for LTC. During 2009, the Company recorded a non-cash goodwill impairment charge of $9,681,000, representing 52.6% of total LTC goodwill.

Goodwill is allocated to the Company’s reportable segments as follows:

(dollars in thousands)	March 31, 2010	December 31, 2009

IBERIABANK	$93,410	$93,410
IBERIABANK fsb	113,392	113,392
IBERIABANK Mortgage Company	11,550	11,550
Lenders Title Company	8,728	8,728
Other	—	—

Balance, end of period	$227,080	$227,080

The Company had title plant assets totaling $6,722,000 at March 31, 2010 and 2009. The Company will perform its annual title plant intangible impairment test during the fourth quarter of 2010. The impairment test in 2009 indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

The Company records other amortizable intangible assets that consist of core deposit intangibles, mortgage servicing rights, and non-compete agreements. The following table summarizes the Company’s intangible assets subject to amortization.

	March 31, 2010			December 31, 2009
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$37,831	$12,499	$25,332	$37,831	$11,489	$26,342
Non-compete agreements	18	18	—	18	18	—
Mortgage servicing rights	331	102	229	331	102	229

Total	$38,180	$12,619	$25,561	$38,180	$11,609	$26,571

The amortization expense related to core deposit intangibles for the three months ended March 31, 2010 and 2009 was $1,010,000 and $622,000, respectively.

Note 9 – Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 and ASC 825. ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio does not include Level 3 securities as of March 31, 2010.

Mortgage loans held for sale

As of March 31, 2010, the Company has $74,225,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At March 31, 2010, the entire balance of $74,225,000 is recorded at cost.

Impaired Loans

Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value of impaired loans is measured by either the loans obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loans effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or independent valuation.

Other Real Estate Owned (OREO)

As of March 31, 2010, the Company has $50,142,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at March 31, 2010 are determined by sales agreement or appraisal, and costs to sell are estimated based on the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property writedowns of $325,000 and $859,000 in earnings for the three months ended March 31, 2010 and 2009, respectively.

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

The Company’s adoption of ASC Topic 820 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Recurring Basis		Fair Value Measurements at March 31, 2010 Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level3)
Assets
Available -for-sale securities	$1,301,185	$67,765	$1,233,420	$—
Derivative instruments	34,047	—	34,047	—

Total	$1,335,232	$67,765	$1,267,467	$—

Liabilities
Derivative instruments	$15,681	$—	$15,681	$—

Total	$15,681	$—	$15,681	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2010 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$922	$—

Change in unrealized gains (losses) relating to assets still held at March 31, 2010	$—	$2,472

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis		Fair Value Measurements at March 31, 2010 Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level3)
Assets
Loans	$13,087	$—	$13,087	$—
OREO	1,093	—	1,093	—

Total	$14,180	$—	$14,180	$—

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $22,255,000 were recorded at their fair value at March 31, 2010. These loans have a reserve of $9,168,000 included in the Company’s allowance for loan losses.

Assets acquired and liabilities assumed as part of the CSB, Orion, and Century acquisitions discussed further in Note 4 to these consolidated financial statements were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the period subsequent to acquisition.

ASC Topic 825 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three-month periods ended March 31, 2010 and 2009.

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

The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value.

The primary types of derivatives used by the Company include interest rate swap agreements and interest rate lock commitments.

Interest Rate Swap Agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $95,000,000 and $120,000,000 in derivative contracts on its debt at March 31, 2010 and 2009, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2010, the Company had notional amounts of $194,470,000 on interest rate contracts with corporate customers and $194,470,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At March 31, 2009, the Company had notional amounts of $129,261,000 on both interest rate contracts with corporate customers and offsetting contracts with other financial institutions.

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

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Except for commercial customer contracts, there are no interest rate swap agreements that currently are not designated as a hedging instrument at March 31, 2010. During the three months ended March 31, 2009, the Company had one non-hedged agreement with a notional amount of $10,000,000. The non-hedged agreement matured in the first quarter of 2009.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first three months of 2010 and 2009.

At March 31, the information pertaining to outstanding derivative instruments is as follows.

(dollars in thousands)	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		2010	2009		2010	2009
		Fair Value			Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$18,702	$6,498	Other liabilities	$336	$326

Total derivatives designated as hedging instruments under ASC Topic 815		$18,702	$6,498		$336	$326

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$15,345	$18,574	Other liabilities	$15,345	$19,372

Total derivatives not designated as hedging instruments under ASC Topic 815		$15,345	$18,574		$15,345	$19,372

At March 31, 2010, the Company was not required to post collateral for any derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2010. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At March 31, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows.

(dollars in thousands) Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$11,938	$3,584	Interest income (expense)	$—	$—	Other income (expense)	$—	$—

Total	$11,938	$3,584		$—	$—		$—	$—

(dollars in thousands) Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	2010	2009
Interest rate contracts	$—	$62	Other income (expense)

Total	$—	$62

During the three months ended March 31, 2010 the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2010 the fair value of derivatives that will mature within the next twelve months is $289,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the three-month periods ended March 31.

(dollars in thousands)	2010	2009

Balance at beginning of year, net	$12,040	$(675)
Unrealized gain (loss) on cash flow hedges	(157)	6,552
Tax effect	55	(2,293)

Net of tax change	(102)	4,259

Balance at end of end of period, net	$11,938	$3,584

Note 11 – Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans: The fair value of mortgage loans receivable was estimated based on present values using entry-value rates at March 31, 2010 and December 31, 2009, weighted for varying maturity dates. Other loans receivable were valued based on present values using entry-value interest rates at those dates applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Accrued Interest Receivable and Accrued Interest Payable: The carrying amount of accrued interest approximates fair value because of the short maturity of these financial instruments.

FDIC Loss Share Receivable: The fair value is determined to be equal to 80% of the fair value of current expected losses to be incurred on covered assets and reimbursed by the FDIC based on the terms of the FDIC loss share agreement.

Deposits: The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at March 31, 2010 and December 31, 2009 for deposits of similar remaining maturities.

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

Off-Balance Sheet Items: The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At March 31, 2010 and December 31, 2009, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$988,218	$988,218	$175,397	$175,397
Investment securities	1,538,736	1,539,036	1,580,837	1,581,274
Loans and loans held for sale	5,813,547	5,772,537	5,851,310	5,851,067
FDIC loss share receivable	917,246	917,246	1,034,734	1,034,734
Derivative instruments	34,047	34,047	32,697	32,697
Accrued interest receivable	32,527	32,527	32,869	32,869

Financial Liabilities
Deposits	$7,954,883	$7,839,244	$7,556,148	$7,367,867
Short-term borrowings	203,740	203,740	263,351	263,351
Long-term debt	738,315	707,117	745,864	743,361
Derivative instruments	15,681	15,681	14,175	14,175
Accrued interest payable	11,585	11,585	11,398	11,398

The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 12 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At March 31, 2010, the fair value of guarantees under commercial and standby letters of credit was $291,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At March 31, 2010 and December 31, 2009, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	March 31, 2010	December 31, 2009

Commitments to grant loans	$98,024	$131,145
Unfunded commitments under lines of credit	963,461	1,014,145
Commercial and standby letters of credit	29,077	30,222

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

Note 13 – Segments

The Company’s segments reflect the manner in which financial information is currently evaluated. The Company strategically manages and reports the results of its business through four operating segment levels: IBERIABANK, IBERIABANK fsb, IMC, and LTC.

The Company’s IBERIABANK and IBERIABANK fsb segments offer commercial and retail banking products and services to customers throughout locations in six states. IBERIABANK provides these products and services in Louisiana, Alabama, and Florida, while IBERIABANK fsb provides similar services in Arkansas, Tennessee, and Texas. As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the Board of Governors of the Federal Reserve System (the “FRB”), IBERIABANK’s primary federal regulator. As a federal savings association, IBERIABANK fsb is subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”).

IMC operates mortgage production offices that provide mortgage servicing and mortgage loan origination activities in twelve states. LTC offers a full line of title insurance and closing services throughout Arkansas and Louisiana.

The IBERIABANK and IBERIABANK fsb segments are considered reportable segments based on quantitative thresholds applied for reportable segments provided by ASC Topic 280, and are disclosed separately. The Company’s IMC and LTC segments do not meet the thresholds provided, but are reported because management believes information about these segments will be useful to readers of these consolidated financial statements. The Other segment includes the results of operations and financial condition of ICP, as well as the activities of the holding company, which include corporate business activities, including payment of employee salary and benefits and marketing, business development, legal, professional, and other corporate expenses. Certain expenses not directly attributable to a specific segment are allocated to segments based on pre-determined means that reflect utilization.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

The following tables present certain information regarding our continuing operations by segment, including a reconciliation of segment results to reported operating results for the periods presented. Reconciling items between segment results and reported results include:

•

Elimination of interest income and interest expense representing interest earned by IBERIABANK fsb on an intercompany line of credit with IMC to fund mortgage originations, as well as the elimination of the related line of credit at IBERIABANK fsb included in IBERIABANK fsb total loans

•	Elimination of interest income earned by the Company on an intercompany note payable with the Company’s LTC segment

•

Elimination of interest income and interest expense representing interest earned by IBERIABANK and IBERIABANK fsb on interest-bearing checking accounts held by related companies, as well as the elimination of the related deposit balances at the IBERIABANK and IBERIABANK fsb segments

•	Elimination of investment in subsidiary balances on certain operating segments included in total segment assets

•	Elimination of intercompany due to/due from balances on certain operating segments that are included in total segment assets.

There were no discontinued operations for the three months ended March 31, 2010 or 2009.

(dollars in thousands)	As of and for the Three Months Ended March 31, 2010
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported

Net interest income	$59,247	$10,052	$524	$(33)	$(584)	$—	$69,206
Provision for loan losses	10,862	2,339	—	—	—	—	13,201
Noninterest income	14,293	3,478	7,408	3,712	(287)	(251)	28,353
Noninterest expense	37,404	11,551	6,898	4,423	6,975	(251)	67,000
Income tax expense (benefit)	7,234	(393)	406	(286)	(2,607)	—	4,354

Net income (loss)	$18,040	$33	$628	$(458)	$(5,239)	$—	$13,004
Preferred stock dividends	—	—	—	—	—	—	—

Income available to common shareholders	$18,040	$33	$628	$(458)	$(5,239)	$—	$13,004

Total assets	$8,679,610	$1,637,476	$95,505	$18,478	$1,412,013	$(1,450,767)	$10,392,315
Average assets	$8,261,206	$1,544,384	$72,405	$18,769	$1,166,602	$(1,192,837)	$9,870,529

(dollars in thousands)	As of and for the Three Months Ended March 31, 2009
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported

Net interest income	$28,009	$8,729	$680	$(60)	$(1,070)	$—	$36,287
Provision for loan losses	2,247	785	—	—	—	—	3,032
Noninterest income	7,216	3,476	8,582	4,478	(22)	—	23,730
Noninterest expense	19,010	11,877	6,172	4,467	2,266	—	43,792
Income tax expense (benefit)	4,080	(128)	1,213	(18)	(1,099)	—	4,048

Net income (loss)	$9,888	$(329)	$1,877	$(31)	$(2,260)	$—	$9,145
Preferred stock dividends	—	—	—	—	(3,350)	—	(3,350)

Income available to common shareholders	$9,888	$(329)	$1,877	$(31)	$(5,610)	$—	$5,795

Total assets	$4,035,882	$1,444,437	$99,364	$28,226	$770,022	$(829,858)	$5,548,073
Average assets	$4,006,961	$1,452,008	$96,458	$28,483	$858,066	$(869,818)	$5,572,158

Note 14 – Subsequent Events

Subsequent to March 31, 2010, the Company repaid $168,397,000 of FHLB advances acquired in the CSB and Century acquisitions in 2009. The Company paid $168,726,000 to repay the advances, incurring $329,000 in prepayment penalties that will be included in the Company’s statement of operations for the three- and six-month periods ended June 30, 2010.

In addition, in April 2010, the Company’s banking subsidiaries, IBERIABANK and IBERIABANK fsb, elected to exercise their opportunity to opt out of the FDIC’s Transaction Account Guarantee (“TAG”) Program. The election to opt out will be effective on July 1, 2010. Thus, after June 30, 2010, funds held in noninterest-bearing transaction accounts will no longer be guaranteed in full under the TAG Program, but will continue to be insured up to $250,000 under the FDIC’s general deposit insurance rules.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three-month period ended March 31, 2010. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

FIRST QUARTER OVERVIEW

Recent Acquisition Activity

The Company’s results of operations, financial condition, and liquidity for the three months ended March 31, 2010 were significantly impacted by IBERIABANK’s whole-bank purchase and assumptions of assets and liabilities of CapitalSouth Bank, a full-service commercial bank headquartered in Birmingham, Alabama (“CSB”), from the Federal Deposit Insurance Corporation (“FDIC”) on August 21, 2009, as well as the whole-bank purchase and assumptions of assets and liabilities of Orion Bank (“Orion”), a full-service Florida-chartered commercial bank headquartered in Naples, Florida, and Century Bank, FSB (“Century”), a full-service federal thrift headquartered in Sarasota, Florida, from the FDIC, each on November 13, 2009. As a result of the CSB acquisition, IBERIABANK now operates 10 former CSB branches in four Metropolitan Statistical Areas (“MSAs”): Birmingham, Montgomery, and Huntsville, Alabama, and Jacksonville, Florida. IBERIABANK now operates 23 former Orion branches in five Florida MSAs and 11 former Century branches in Sarasota and Bradenton, Florida after the Orion and Century acquisitions.

The three acquisitions were accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic No. 805. Major categories of assets purchased and liabilities assumed, as well as the gain recorded on each transaction (shown as total equity), are presented in the following table. Both the purchased assets and assumed liabilities were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. Because the fair value of assets acquired and intangible assets created as a result of the acquisition exceeds the fair value of liabilities assumed, the provisions of ASC 805 allow the Company to record a gain resulting from each of the acquisitions in its consolidated statements of income in the period of acquisition. During the first quarter of 2010, the Company received notification of additional settlement items from the FDIC and increased the total gain recorded on the transactions by $3.8 million. This gain adjustment is included in noninterest income on the Company’s consolidated statements of income for three months ended March 31, 2010.

(dollars in thousands)	CapitalSouth	Orion	Century	Total

Assets
Investment securities	$46,027	$230,968	$22,128	$299,123
Loans	363,117	961,094	417,561	1,741,772
Other real estate owned	10,244	28,505	21,150	59,899
Core deposit intangible	377	10,421	2,243	13,041
FDIC loss share receivable	88,093	711,756	232,053	1,031,902
Other assets	102,805	422,957	116,874	642,636

Total Assets	$610,663	$2,365,701	$812,009	$3,788,373

Liabilities
Interest-bearing deposits	461,348	1,748,749	504,875	2,714,972
Noninterest-bearing deposits	56,543	134,337	110,940	301,820

Borrowings	30,619	344,690	143,006	518,315
Other liabilities	4,916	15,642	1,586	22,144

Total Liabilities	$553,425	$2,243,418	$760,407	$3,557,251

Total Equity	57,238	122,283	51,602	231,122

Total Liabilities and Equity	$610,663	$2,365,701	$812,009	$3,788,373

Balance Sheet Position and Results of Operation

During the first quarter of 2010, the Company reported income available to common shareholders of $13.0 million, or $0.59 per common share on a diluted basis, representing a 124.4% increase compared to net income available to common shareholders of $5.8 million earned for the first quarter of 2009. On a per share basis, this represents a 64.4% increase from the $0.36 per diluted share earned for the first quarter of 2009.

Key components of the Company’s performance are summarized below.

•

Total assets at March 31, 2010 were $10.4 billion, an increase of $691.9 million, or 7.1%, from $9.7 billion at December 31, 2009. The increase was a result of an increase in cash and cash equivalents of $812.8 million, mostly from deposit growth and the Company’s common stock issuance in March. Asset growth was offset by a decrease of $89.2 million in fed funds sold.

•

Total liabilities at March 31, 2010 were $9.1 billion, an increase of $354.2 million, or 4.0%, from December 31, 2009. The increase in total liabilities stemmed primarily from deposit growth during the quarter, as the Company had interest-bearing deposit growth of $439.3 million. Growth in deposits was offset by a decrease in the Company’s short-term borrowings of $59.6 million during the three-month period.

•

Total shareholders’ equity increased $337.7 million, or 35.4%, from $954.2 million at December 31, 2009 to $1.3 billion at March 31, 2010. Shareholders’ equity was impacted by the issuance and sale of 5.9 million additional shares of the Company’s common stock in March as part of an underwritten public equity offering. Net proceeds to the Company were $329.0 million in additional capital. Additionally, net income of $13.0 million and other comprehensive income of $2.5 million earned during the first three months of 2010 contributed to this increase. The increase was partially offset by $9.0 million in dividends paid on the Company’s common stock during the first quarter of 2010.

•

Total loans at March 31, 2010 decreased from $5.8 billion at the end of 2009 to $5.7 billion at March 31, 2010. The $45.0 million decrease was primarily a result of a decrease in covered loans of $109.1 million, as expected losses were charged off. Organic growth of $64.1 million offset the net decrease in loans covered by loss share agreements. Organic growth was seen primarily in the commercial loan portfolio, as commercial loans increased $76.4 million since December 31, 2009.

•

Total customer deposits increased $398.7 million, or 5.3%, from $7.6 billion at December 31, 2009 to $8.0 billion at March 31, 2010. Growth was seen primarily in the Company’s savings and money market products. The increase was primarily a result of deposit growth in the Company’s Alabama and Florida markets.

•

Net interest income increased $32.9 million, or 90.7%, for the three months ended March 31, 2010, compared to the same period of 2009. The increase was primarily attributable to growth in the loan portfolio, as well as the Company’s improved liquidity position. Interest income increased $37.3 million from the first quarter of 2009, primarily attributable to growth in the Company’s loans from the three acquisitions completed in 2009. Despite acquiring interest-bearing deposits of $2.7 billion during 2009, the Company’s interest expense increased only 18.2% from the first three months of 2009. Deposit rates, as well as a decrease in the Company’s short-term borrowings, tempered the increase in interest expense for the first quarter of 2010. The Company’s net interest margin ratios on a tax-equivalent basis were 3.16% and 3.02% for the quarters ended March 31, 2010 and 2009, respectively.

•

Noninterest income increased $4.6 million, or 19.5%, for the first quarter of 2010, as compared to the same period of 2009. The increase in the current period was primarily due to $3.8 million in gain adjustments due to settlement items recorded in 2010, as well as $0.9 million in gains on the sale of investment securities during the current quarter. These increases were offset by a decrease in title income for the corresponding three-month periods of 2010, as well as a $1.2 million decrease in gains from mortgage loan sales.

•

Noninterest expense increased $23.2 million, or 53.0%, for the quarter ended March 31, 2010, as compared to the same quarter last year. The increase resulted primarily from higher salary and benefit costs of $11.6 million, as the Company expanded its employee base with the Alabama and Florida acquisitions. The Company hired additional executives and other personnel to continue staffing the Company’s new markets and expanded operating activities. Noninterest expense also included increases in net costs of OREO property, as the Company moved an increased number of properties into OREO. FDIC assessments increased in the current year, as IBERIABANK and IBERIABANK fsb are subject to additional FDIC insurance assessments. The increasing size of the Company led to additional occupancy and equipment expenses due to the Company’s acquired branches.

•

The Company recorded a provision for loan losses of $13.2 million during the first quarter of 2010, compared to a provision of $3.0 million for the first quarter of 2009. The increase in the provision in 2010 was primarily attributable to loan portfolio growth and a decline in overall asset quality in portions of the Company’s loan portfolio. As of March 31, 2010, the allowance for loan losses as a percent of total loans was 1.11%, a 15 basis point increase over 0.96% at December 31, 2009. Net charge-offs for the first three months of 2010 were $5.1 million, or 0.36% of average loans on an annualized basis, compared to $2.2 million, or 0.24%, a year earlier.

•	In March 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with all four quarterly dividends in 2009.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $9.0 billion during the quarter ended March 31, 2010, an increase of $1.5 billion, or 20.8%, from the year ended December 31, 2009 and $4.0 billion, or 80.4% from March 31, 2009.

Loans and Leases – The average loan portfolio increased $667.3 million, or 13.2%, during the first three months of 2010. On a period end basis, covered loans acquired from CSB, Orion, and Century declined $109.1 million. Organic growth of $64.1 million offset the decreases on the covered assets. As a result, the total loan portfolio decreased $45.0 million, or 0.8%, during the first quarter of 2010.

The Company’s average loan to deposit ratios at March 31, 2010 and December 31, 2009 were 74.4% and 82.1%, respectively. At March 31, 2010, the percentage of fixed rate loans within the total loan portfolio increased to 52% from 48% at year-end. The following table, which includes covered loans, sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2010	2009	Amount	Percent

Residential mortgage loans:
Residential 1-4 family	$953,584	$975,395	$(21,810)	(2.2)%
Construction/ Owner Occupied	25,516	32,857	(7,341)	(22.3)%

Total residential mortgage loans	979,100	1,008,252	(29,152)	(2.9)%

Commercial loans:
Real estate	2,487,698	2,499,843	(12,145)	(0.5)%
Business	1,222,078	1,218,014	4,064	0.3%

Total commercial loans	3,709,776	3,717,857	(8,081)	(0.2)%

Consumer loans:
Indirect automobile	260,470	259,339	1,131	0.4%
Home equity	643,891	649,821	(5,930)	(0.9)%
Other	146,085	149,096	(3,010)	(2.0)%

Total consumer loans	1,050,446	1,058,256	(7,810)	(0.7)%

Total loans receivable	$5,739,322	$5,784,365	$(45,043)	(0.8)%

Total commercial loans decreased $8.1 million, or 0.2%, compared to December 31, 2009, with the decrease primarily attributable to charge-offs on covered loans. Commercial loans covered by loss share agreements decreased $86.3 million, or 8.9%, during the three months ended March 31, 2010. Offsetting the decrease was legacy commercial loan growth of $78.2 million. Commercial loan growth was split evenly between commercial real estate and business loans. The increase was consistent with the Company’s loan growth strategy and focus on commercial loan originations.

The consumer loan portfolio decreased $7.8 million, or 0.7%, compared to December 31, 2009, driven primarily by the decrease in the covered consumer loan portfolio. Consumer loans covered by loss share agreements decreased $6.1 million, or 4.2%, during 2010. Consumer loan growth was also impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy. Offsetting the slight declines in consumer loan originations was an increase of $1.1 million in the Company’s indirect automobile portfolio.

A $29.2 million decrease in mortgage loans to $979.1 million also contributed to the decrease for the first quarter. Of the decrease, $16.6 million, or 57.0%, was a result of a decrease in mortgage loans covered by loss share agreements. The remaining decrease was attributable to legacy assets, as loans were paid down and new mortgage loan originations slowed. The Company generally retains certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations and lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate or hold high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Because of the loss protection provided by the FDIC, risk of loss in the CSB, Orion, and Century loan portfolios and foreclosed real estate are significantly different from other assets not covered under loss share agreements. Accordingly, loans subject to loss share agreements are presented as “covered loans” below, and loans not subject to loss share agreements are presented as “non-covered loans.”

The following is a summary of the major categories of non-covered loans outstanding:

(dollars in thousands)
Non-covered Loans	March 31, 2010	December 31, 2009

Residential mortgage loans:

Residential 1-4 family	$423,879	$434,956
Construction/ Owner Occupied	16,757	18,198

Total residential mortgage loans	440,636	453,154

Commercial loans:
Real estate	1,750,480	1,659,844
Business	1,074,489	1,086,860

Total commercial loans	2,824,969	2,746,704

Consumer loans:
Indirect automobile	260,470	259,339
Home equity	512,451	512,087
Other	139,430	142,615

Total consumer loans	912,351	914,041

Total non-covered loans receivable	$4,177,956	$4,113,899

The carrying amount of the covered loans at March 31, 2010 consisted of acquired impaired loans, accounted for in accordance with ASC Topic 310-30, and performing loans at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following table.

(dollars in thousands)
Covered Loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans

Residential mortgage loans:

Residential 1-4 family	$89,910	$439,795	$529,705
Construction/ Owner Occupied	5,957	2,802	8,759

Total residential mortgage loans	95,867	442,597	538,464

Commercial loans:
Real estate	105,492	631,726	737,218
Business	6,934	140,655	147,589

Total commercial loans	112,426	772,381	884,807

Consumer loans:
Indirect automobile	—	—	—
Home equity	8,807	122,633	131,440
Other	2,471	4,184	6,655

Total consumer loans	11,278	126,817	138,095

Total covered loans receivable	$219,571	$1,341,795	$1,561,366

Asset Quality

The overall credit quality of the Company’s originated assets at March 31, 2010 was considered by management to be strong. Despite declines in asset quality in portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Declines in asset quality during 2010 were primarily attributable to larger isolated credits and not a significant shift in overall portfolio quality. Consistent with 2009, the Company’s purchase and assumption of CSB, Orion, and Century significantly impacted overall asset quality. Management seeks to recognize and disclose significant problem loans quickly and take prompt action to address material weaknesses in those credits. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest in full is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current period is deducted from interest income. Prior period interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $926.4 million, or 8.91% of total assets, at March 31, 2010, compared to $1.0 billion, or 10.43% of total assets, at December 31, 2009. Of the $926.4 million in nonperforming assets, $889.1 million, or 96.0%, related to the IBERIABANK franchise, while $37.3 million, or 4.0%, related to the IBERIABANK fsb franchise. The allowance for loan losses amounted to 1.11% of total loans and 7.29% of total nonperforming loans at March 31, 2010, compared to 0.96% and 5.95%, respectively, at December 31, 2009. The following tables set forth the composition of the Company’s nonperforming assets as of the dates indicated.

(dollars in thousands)	March 31, 2010	December 31, 2009

Nonaccrual loans:
Commercial, financial and agricultural	$638,274	$694,048
Mortgage	131,627	143,656
Loans to individuals	46,816	55,737

Total nonaccrual loans	816,717	893,441
Accruing loans 90 days or more past due	59,575	43,952

Total nonperforming loans (1)	876,292	937,393
OREO and foreclosed property	50,142	74,092

Total nonperforming assets (1)	926,434	1,011,485
Performing troubled debt restructurings	39,730	42,843

Total nonperforming assets and troubled debt restructurings (1)	$966,164	$1,054,328

Nonperforming loans to total loans (1)	15.27%	16.21%
Nonperforming assets to total assets (1)	8.91%	10.43%
Allowance for loan losses to nonperforming loans (1)	7.29%	5.95%
Allowance for loan losses to total loans	1.11%	0.96%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

	March 31, 2010
(dollars in thousands)	Non-covered Loans	Covered Loans	Total

Nonaccrual loans:
Commercial, financial and agricultural	$44,675	$593,599	$638,274
Mortgage	4,026	127,601	131,627
Loans to individuals	5,923	40,893	46,816

Total nonaccrual loans	54,624	762,093	816,717
Accruing loans 90 days or more past due	3,168	56,407	59,575

Total nonperforming loans	57,792	818,500	876,292
Foreclosed property	15,448	34,694	50,142

Total nonperforming assets	73,240	853,194	926,434
Troubled debt restructurings in compliance with modified terms	—	39,730	39,730

Total nonperforming assets and troubled debt restructurings	$73,240	$892,924	$966,164

Nonperforming loans to total loans	1.38%	52.42%	15.27%
Nonperforming assets to total assets	1.01%	27.46%	8.91%
Nonperforming assets and troubled			7.29%
debt restructurings to total assets	1.01%	28.74%	1.11%

	December 31, 2009
(dollars in thousands)	Non-covered Loans	Covered Loans	Total

Nonaccrual loans:
Commercial, financial and agricultural	$31,029	$663,019	$694,048
Mortgage	3,314	137,894	141,208
Loans to individuals	5,504	50,233	55,737

Total nonaccrual loans	39,847	851,146	890,993
Accruing loans 90 days or more past due	4,960	38,992	43,952

Total nonperforming loans	44,807	890,138	934,945
Foreclosed property	15,281	58,811	74,092

Total nonperforming assets	60,088	948,949	1,009,037
Troubled debt restructurings in compliance with modified terms	—	42,843	42,843

Total nonperforming assets and troubled debt restructurings	$60,088	$991,792	$1,051,880

Nonperforming loans to total loans	1.09%	53.29%	16.16%
Nonperforming assets to total assets	0.91%	31.63%	10.40%
Nonperforming assets and troubled debt restructurings to total assets	0.91%	33.06%	10.84%

Total nonperforming assets decreased $85.1 million, or 8.4%, from year-end, due primarily to a decrease in covered nonperforming assets. Covered nonperforming loans acquired from CSB, Orion, and Century decreased from $948.9 million at December 31, 2009 to $853.2 million, a decrease of $95.7 million, or 10.1%. Decreases in foreclosed properties of $24.1 million and nonaccrual loans of $89.1 million led to the overall decrease in nonperforming assets, as the Company charged off expected losses on loans and OREO properties.

The decrease in covered nonperforming assets was offset partially by a $13.2 million, or 21.9%, increase in nonperforming assets not covered by FDIC loss share agreements. The increase was a result of additional nonaccrual loans at March 31, 2010, as these nonaccrual loans increased $14.8 million, or 37.1%. Of the $14.8 million increase, $11.1 million, or 75.3%, was a result of two credits at IBERIABANK. The two credits were put on nonaccrual status during the first quarter, primarily due to a change in appraised collateral value on the loans. These credits have specific reserves on the outstanding balance at March 31, 2010 to cover probable losses.

Nonperforming assets not covered by loss share agreements totaled $73.2 million at March 31, 2010 and were split evenly between IBERIABANK and IBERIABANK fsb. IBERIABANK accounted for $35.9 million, or 49.0%, of non-covered nonperforming assets at March 31, 2010. Nonaccrual loans increased $18.2 million, or 152.6%, from December 31, 2010. Of the increase, 61.3% was a result of the two credits mentioned previously. The increase in nonaccrual loans at IBERIABANK was offset by a decrease in accruing loans past due 90 days or more of $1.3 million, or 42.0%.

IBERIABANK fsb’s nonperforming assets totaled $37.2 million at March 31, 2010, including $24.6 million of nonaccrual loans, compared to $41.0 million in nonperforming assets at December 31, 2009. The $3.7 million decrease since year-end was primarily the result of a decrease of $3.4 million in nonaccrual loans and $0.4 million in accruing loans past due 90 days or more. The Company’s efforts to address risk in the IBERIABANK fsb portfolio led to the decrease in nonperforming assets at IBERIABANK fsb.

Despite the increase in nonperforming asset balances, the percentage of total assets has remained at a relatively low level. Total non-covered nonperforming assets were 1.01% of non-covered assets at March 31, 2010, a modest 10 basis point increase over December 31, 2009. In response to a slight decline in asset quality during the first quarter of 2010, the Company increased its reserve for loan losses to 1.53% of total non-covered loans at March 31, 2010, 17 basis points above December 31, 2009. Including covered loans, the loan loss reserve increased to 1.11% of total loans at March 31, 2010, a 15 basis point increase.

Despite the nonperforming asset trends seen at both bank subsidiaries, total past due loans decreased during the quarter. Loans past due 30 days or more decreased to 20.2% of total IBERIABANK loans and 3.30% of total IBERIABANK fsb loans. On a consolidated basis, total past due loans were 17.32% of total loans at March 31, 2010, a decrease of 250 basis points from December 31, 2009. Past due loans by portfolio are presented in the following table.

	March 31, 2010	December 31, 2009
IBERIABANK
30+ days past due	3.54%	5.03%
Non-accrual loans	16.67%	18.01%

Total past due loans	20.21%	22.04%

IBERIABANK
(Excluding FDIC Covered Assets)
30+ days past due	0.67%	0.58%
Non-accrual loans	0.94%	0.38%

Total past due loans	1.61%	0.96%

IBERIABANK fsb
30+ days past due	0.88%	1.12%
Non-accrual loans	2.42%	2.78%

Total past due loans	3.30%	3.90%

IBERIABANK Corporation
(Excluding FDIC Covered Assets)
30+ days past due	0.73%	0.72%
Non-accrual loans	1.31%	0.97%

Total past due loans	2.04%	1.69%

IBERIABANK Corporation
30+ days past due	3.09%	4.37%
Non-accrual loans	14.23%	15.45%

Total past due loans	17.32%	19.82%

Management continually monitors loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the first quarter of 2010 were $5.1 million, or 0.36% of average loans on an annualized basis, as compared to $2.2 million, or 0.18%, for the same quarter last year. The increase in net charge-offs over the first quarter of 2009 was a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company experienced some asset quality deterioration. The increase in charge-offs can also be attributed to an increase in the size of the Company’s total loan portfolio, as the acquisitions during 2009 also affected charge-offs in the current year. The Company recorded charge-offs of $0.9 million on covered assets during the quarter, which represented the portion of losses not recoverable from the FDIC as part of the loss share agreements.

Allowance for Loan Losses

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in the Company’s credit portfolio, involves a high degree of judgment and complexity. The Company establishes reserves for estimated losses on delinquent and other problem loans when it is determined that losses are probable on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Changes in such estimates may have a significant impact on the consolidated financial statements.

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

In addition to this base analysis, the consumer portfolios are also analyzed for specific risks within each segment. The risk analysis considers the Company’s current strategy for each segment, the maturity of each segment, expansion into new markets, the deployment of newly developed products and any other significant factors impacting that segment. Current regional and national economic factors are an important dimension of the assessment and impact each portfolio segment. The general economic factors are evaluated and adjusted quarterly, if necessary.

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

Acquired loans follow the reserve standard set in ASC Topic No 310-30. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the book value of the loan, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to ASC Topic NO 310-30 are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in the CSB, Orion, and Century acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses are reflected as a provision for loan losses.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses is adequate at March 31, 2010 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The allowance for loan losses amounted to $63.9 million, or 1.11% of total loans at March 31, 2010, $8.1 million higher than at December 31, 2009. The allowance as a percentage of loans was 15 basis points above the 0.96% at December 31, 2009. Of the $63.9 million in allowance, $43.8 million related to the IBERIABANK loan portfolio and $20.1 million related to the IBERIABANK fsb portfolio, and represents 0.93% and 1.98% of respective loan portfolio balances at March 31, 2010. Since December 31, 2009, the IBERIABANK allowance has increased $9.3 million, or 27.1%, while IBERIABANK fsb’s allowance decreased $1.2 million, or 5.7%.

A summary of changes in the allowance for loan losses for the three months ended March 31, 2010 is as follows:

(dollars in thousands)

Balance, beginning of year	$55,768

Provision for loan losses	13,201

Loans charged-off	(6,809)
Recoveries	1,715

Balance, end of year	$63,875

The increase in the allowance balance during the first quarter of 2010 was primarily a result of quarterly loan charge-offs and additional specific reserves on two commercial credits at IBERIABANK. The allowance for loan losses was affected by net charge-offs of $5.1 million in the first three months of 2010. Of the $5.1 million, $1.5 million were IBERIABANK charge-offs while $3.6 million were IBERIABANK fsb charge-offs. Net charge-offs as a percentage of total loans at IBERIABANK were 0.13% of average loans and 1.41% of average loans at IBERIABANK fsb at March 31, 2010. Excluding charge-off replacement, the Company recorded a provision of $8.1 million to reserve for loan growth and changes in asset quality during the quarter to address the increased risk of loss inherent in the Company’s loan portfolio at March 31, 2010.

Because of the increase in the allowance during the first quarter of 2010, the allowance coverage of nonperforming assets increased from 6% at December 31, 2009 to 7% at March 31, 2010. Excluding assets covered by loss share agreements, the allowance covers 87.0% of nonperforming assets and all nonperforming loans at March 31, 2010.

Investment Securities – Total investment securities decreased $42.1 million, or 2.7%, during the first three months of 2010. The decrease was driven by sales of securities during the quarter.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2010. There were no transfers of securities between investment categories during the first three months of 2010.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2009	$1,320,476	$260,361
Purchases	122,833	1,347
Acquisition	—	—
Sales, net of gains	(33,949)	—
Principal maturities, prepayments and calls	(108,781)	(24,019)
Amortization of premiums and accretion of discounts	(2,979)	(138)
Increase (Decrease) in market value	3,585	—

Balance, March 31, 2010	$1,301,185	$237,551

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of March 31, 2010, management’s assessment concluded that no declines are deemed to be other than temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Home Loan Bank (“FHLB”) of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $811.6 million, or 1005%, to $892.4 million at March 31, 2010, compared to $80.7 million at December 31, 2009. Cash proceeds from the Company’s common stock offering in March 2010 and deposit growth drove the increase from December 31, 2009.

Mortgage Loans Held for Sale – Loans held for sale increased $7.3 million, or 10.9%, to $74.2 million at March 31, 2010, compared to $66.9 million at December 31, 2009. The increase was a result of additional sales volume generated during the first three months of the year. Consistent with seasonal patterns, the Company originated $294 million in mortgage loans during the first quarter. Originations were offset by $286 million in loan sales during the first quarter. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Other Assets

The following table details the changes in other asset categories during the first three months of 2010.

(dollars in thousands)	March 31	December 31,	Increase/(Decrease)
	2010	2009	Amount	Percent
Cash and due from banks(1)	$988,218	$175,397	$812,821	463.4%
FDIC loss share receivable	917,246	1,034,734	(117,488)	(11.4)
Premises and equipment	142,971	137,426	5,545	4.0
Bank-owned life insurance	71,263	70,813	450	0.6
Goodwill	227,080	227,080	—	—
Core deposit intangibles	25,332	26,342	(1,010)	(3.8)
Title plant and other intangible assets	6,722	6,722	—	—
Accrued interest receivable	32,527	32,869	(342)	(1.0)
FHLB and FRB stock	58,928	61,716	(2,788)	(4.5)
Fed funds sold	172,228	261,421	(89,193)	(34.1)
Swap market value	34,047	32,697	1,350	4.1
Other real estate owned	50,142	74,092	(23,950)	(32.3)
Receivable due from the FDIC	208,656	6,817	201,839	2,960.8

Investment in new market tax credit entities	102,363	104,200	(1,837)	(1.8)
Other	66,183	72,194	(6,011)	(8.3)

Total	$3,103,906	$2,324,520	$779,386	33.5%

(1)	Cash and cash equivalents include short-term investments noted previously

The $812.8 million increase in cash and due from banks resulted from the net proceeds of the Company’s common stock sold in March 2010. In addition, the Company had deposit growth of $398.7 million during the quarter, which was partially offset by new loan growth.

As part of the CSB, Orion, and Century acquisitions, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreement. The decrease in the balance of the loss share receivable is a result of the movement of current expected reimbursements to the receivable due from the FDIC. The receivable was also written down to account for an increase in expected cash flows from original loss estimates.

The $5.5 million increase in premises and equipment over December 31, 2009 was a result of additional capitalized expenditures at the Company’s branches during the first three months of 2010. The investment in additional branch property is part of the Company’s growth strategy and expansion into newer markets.

The $0.5 million increase in the Company’s bank-owned life insurance balance was a result of earnings on existing policies during the first three months of 2010.

The $1.0 decrease in core deposit intangibles was due to amortization expense of $1.0 million during the first three months of 2010. There were no additional core deposit intangible assets recorded during the three months of 2010.

The $0.3 million decrease in accrued interest receivable from year-end is due primarily to the timing of interest payments during the quarter.

The $2.8 million decrease in FHLB stock was the result of $2.8 million in repurchases of stock during the quarter ended March 31, 2010. The repurchase is mandatory for eligible stock based on FHLB regulations.

Fed funds sold decreased $89.2 million since December 31, 2009. Fed funds sold represent short-term excess liquidity, and the balance varies depending on the daily cash needs of the Company’s bank subsidiaries. Balances in fed funds sold fluctuate based on the daily requirements of short-term liquidity needed for loan growth and other operating activities.

The $1.4 million increase in the market value of the Company’s derivatives was mostly attributable to additional customer derivative agreements recorded during the first three months of 2010.

The $24.0 million decrease in OREO from December 31, 2009 was a result of sales of numerous OREO properties during the first three months of 2010. IBERIABANK OREO properties decreased $24.1 million, and were offset by an increase of $0.1 million at IBERIABANK fsb. The decrease in OREO at IBERIABANK was a result of the movement of covered OREO balances out of the portfolio as these properties were sold. The decrease in covered OREO balances accounted for nearly all of the change at IBERIABANK, as legacy OREO increased only $12,000.

The balance due to the Company from the FDIC in accordance with the loss share agreements increased $201.8 million during the first three months of 2010. The increase in balance is a result of the charge off of incurred losses on covered loans and OREO properties from their respective portfolios. The balance due from the FDIC includes 80% of incurred losses and reimbursable expenses, as well as a portion of settlement items from the initial acquisitions.

The $1.8 million decrease in the Company’s investments in new market tax credits represents the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $6.0 million decrease in other assets since year-end was primarily the result of two events. First, the Company’s prepaid FDIC insurance assessment decreased $2.6 million, consistent with the Company’s expectations. The decrease in the prepaid assessment represented the insurance expense incurred for the first three months of 2010, as the Company has not been required to deposit additional funds into their prepaid asset through March 31, 2010. The remaining decrease was a result of normal decreases in prepaid assets and miscellaneous receivable balances.

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

Deposits – Total end of period deposits increased $398.7 million, or 5.3%, to $8.0 billion at March 31, 2010, compared to $7.6 billion at December 31, 2009. The increase was a result of deposit growth, primarily in savings and money market accounts. Deposit growth was generated in the Company’s interest-bearing accounts, as customers continued to strive for a stable rate of return. The growth in the interest-bearing accounts was driven by growth in many of the Company’s markets, particularly the Florida, Arkansas, Memphis, Lafayette, and Baton Rouge markets. Interest-bearing deposits grew $439.3 million, or 6.7%, during 2010. The quarterly average balance in interest-bearing accounts increased $1.4 billion, or 26.1%, from December 31, 2009, and was a result of deposits acquired from Orion and Century. The first quarter of 2010 included the full impact of the deposits acquired in November 2009. Noninterest-bearing deposits decreased $40.6 million, or 4.1%, from December 31, 2009 to March 31, 2010. On average, noninterest-bearing deposits increased $134.9 million, or 16.8%, from the fourth quarter, also a result of Orion and Century deposits.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31	December 31,	Increase/(Decrease)
(dollars in thousands)	2010	2009	Amount	Percent

Noninterest-bearing DDA	$944,657	$985,253	$(40,596)	(4.1)%
NOW accounts	1,287,895	1,241,241	46,654	3.8
Savings and money market accounts	2,569,254	2,253,065	316,188	14.0
Certificates of deposit	3,153,077	3,076,589	76,488	2.5

Total deposits	$7,954,883	$7,556,148	$398,735	5.3%

Short-term Borrowings – Short-term borrowings decreased to $203.7 million from $263.4 million at December 31, 2009, a 22.6% decrease. The Company was able to repay $65.0 million in short-term borrowings since year-end as a result of excess liquidity generated from deposit growth and net proceeds from the Company’s common stock issuance. The Company’s short-term borrowings at March 31, 2010 were comprised of $25.0 million in short-term fixed- and variable-rate advances, and $178.7 million of securities sold under agreements to repurchase. At December 31, 2009, the Company had $90.0 million in advances outstanding and $173.4 million in customer repurchase agreements. On average, short-term borrowings were only $201.1 million for the first quarter of 2010, an $18.3 million, or 8.4%, decrease over December 31, 2010 average short-term borrowings of $219.4 million. Short-term borrowings were 2.2% of total liabilities at March 31, 2010, a decrease from 3.0% at December 31, 2009.

The average rates paid on short-term borrowings were 0.39% and 0.83% for the quarters ended March 31, 2010 and 2009, respectively. The decrease in the average rate was a result of the decrease in bank borrowing rates since the first quarter of 2009.

Long-term Borrowings – Long-term borrowings decreased $7.5 million, or 1.0%, to $738.3 million at March 31, 2010, compared to $745.9 million at December 31, 2009. The decrease in borrowings from December 31, 2009 was a result of repayments of maturing long-term FHLB advances during the three months ended March 31, 2010. Long-term borrowings at March 31, 2010 were only 8.1% of total liabilities, down from 8.5% at December 31, 2009.

At March 31, 2010, the Company’s long-term borrowings were comprised of $557.1 million of fixed- and variable-rate advances from the FHLB of Dallas, $111.5 million in junior subordinated debt, a $25.0 million note with a correspondent bank, and $44.7 million in notes payable on investments in the Company’s new market tax credit entities. The average rates paid on long-term borrowings were 2.81% and 4.20% for the quarters ended March 31, 2010 and 2009, respectively.

Subsequent to March 31, 2010, the Company repaid $168.4 million of FHLB advances assumed from CSB and Century in 2009. The Company paid $168.7 million to repay the advances, incurring $0.3 million in prepayment penalties that will be included in the Company’s statement of operations for the three- and six-month periods ended June 30, 2010.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2010, shareholders’ equity totaled $1.3 billion, an increase of $337.7 million, or 35.4%, compared to $954.2 million at December 31, 2009. The following table details the changes in shareholders’ equity during the first three months of 2009.

(dollars in thousands)	Amount
Balance, December 31, 2009	$954,215
Net income	13,004
Common stock issued	328,980
Reissuance of treasury stock for incentive compensation plans, net of shares surrendered	599
Cash dividends declared	(9,093)
Change in other comprehensive income from fair value adjustments	2,472
Share-based compensation cost	1,736

Balance, March 31, 2010	$1,291,913

During the first quarter of 2010, the Company issued and sold 5,973,207 shares of its common stock in an underwritten public offering for proceeds of $345.0 million. The six million additional common shares increases the Company’s total issued shares to 28.1 million, a 27.0% increase in share count over December 31, 2009. After deduction of the underwriters’ discount and legal, printing, and other professional fees, the Company received net proceeds of $329.0 million. The issuance of the common stock had a dilutive effect on the per share results of operations for the three months ended March 31, 2010.

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.1% of total shares outstanding. As of March 31, 2010, the Company had 149,029 shares remaining for repurchase under the plan. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first three months of 2010, the Company did not repurchase any shares of its common stock.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the first quarter of 2010 of $13.0 million, compared to $5.8 million earned during the first quarter of 2009, an increase of $7.2 million, or 124.4%. On a per share basis, the $0.59 earned per diluted share for the first quarter of 2010 represented a 64.4% increase from the $0.36 earned for the first quarter of 2009. Common shareholder earnings in 2009 were negatively impacted by a $3.4 million preferred stock dividend paid in the first quarter.

The following is a discussion of operating results for the three months ended March 31, 2010, compared to the same three-month period ended March 31, 2009, by significant income statement caption.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $32.9 million, or 90.7%, to $69.2 million for the three months ended March 31, 2010, compared to $36.3 million for the three months ended March 31, 2009. The increase was due to a $37.3 million, or 61.8%, increase in interest income, which was partially offset by a $4.4 million, or 18.2%, increase in interest expense. The increase in interest income from the first quarter of 2009 was the result of $4.0 billion increase in average interest-earnings assets, but was offset by a 53 basis point, or 10.6%, decrease in the average yield of interest-earning assets. The increase in average interest-earning assets is a result of the CSB, Orion, and Century acquisitions during the latter part of 2009, as well as organic growth in the legacy IBERIABANK and IBERIABANK fsb portfolios. The decrease in yields on earnings assets in the current period is consistent with industry-wide interest rate trends over the past 12 months and the Company’s expectations. Yields on the Company’s investment securities declined 122 basis points from the first quarter of 2009 to 3.39%. The decrease was offset by a 56 basis point increase in loan yields primarily from the commercial loan portfolio.

The increase in interest expense was also driven by an increase in average volume, as the quarterly rate on interest-bearing liabilities decreased 82 basis points, from 2.31% for the first quarter of 2009 to 1.49% for the first three months of 2010. The decrease in rates was a result of a decrease of 71 basis points on interest-bearing deposits, 44 basis points on short-term borrowings, and 139 basis points on long-term debt. The decrease was also a result of additional amortization of the market value of acquired CD’s of $3.1 million for the three months ended March 31, 2010. Average interest-bearing liabilities increased $3.5 billion, or 83.5%, from the first quarter of 2009 to 2010. Consistent with interest-earning assets, the increase in average balance was primarily the result of the Company’s CSB, Orion, and Century acquisitions.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.95% during the three months ended March 31, 2010, compared to 2.66% for the comparable period in 2009. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 3.16% and 3.02% for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company’s interest rate risk model indicated that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	16.6%
+100	7.7
-100	(1.3)
-200	(2.6)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At March 31, 2010, the Company had interest rate swaps in the notional amount of approximately $95.0 million for these transactions. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At March 31, 2010, the Company had $194.5 million notional amount of interest rate contracts with corporate customers and $194.5 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three-month periods ended March 31, 2010 and 2009.

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

	Three Months Ended March 31,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$992,178	$14,326	5.78%	$521,180	$7,347	5.64%
Commercial loans (TE) (2)	3,695,589	51,340	5.69%	2,315,732	26,320	4.68%
Consumer and other loans	1,050,109	16,813	6.49%	906,120	14,831	6.64%

Total loans	5,737,876	82,479	5.85%	3,743,032	48,498	5.29%
Mortgage loans held for sale	50,810	596	4.69%	81,910	982	4.80%
Investment securities (TE) (2)(3)	1,541,471	12,451	3.39%	968,163	10,612	4.61%
Other earning assets	1,639,602	2,094	0.08%	179,580	229	0.51%

Total earning assets	8,969,759	97,620	4.45%	4,972,685	60,321	4.98%

Allowance for loan losses	(55,133)			(40,711)
Nonearning assets	955,903			640,184

Total assets	$9,870,529			$5,572,158

Interest-bearing liabilities:
Deposits:
NOW accounts	$1,279,441	$2,596	0.82%	$910,272	$2,010	0.90%
Savings and money market accounts	2,415,853	9,748	1.64%	1,006,998	3,839	1.55%
Certificates of deposit	3,077,138	10,711	1.41%	1,544,596	11,995	3.15%

Total interest-bearing deposits	6,772,432	23,055	1.38%	3,461,866	17,844	2.09%
Short-term borrowings	201,072	194	0.39%	186,946	387	0.83%
Long-term debt	736,458	5,165	2.81%	552,838	5,803	4.20%

Total interest-bearing liabilities	7,709,962	28,414	1.49%	4,201,650	24,034	2.31%

Noninterest-bearing demand deposits	939,776			554,269
Noninterest-bearing liabilities	162,675			72,430

Total liabilities	8,812,413			4,828,349
Shareholders’ equity	1,058,116			743,809

Total liabilities and shareholders’ equity	$9,870,529			$5,572,158

Net earning assets	$1,259,797			$771,035

Ratio of earning assets to interest-bearing liabilities	116.34%			118.35%

Net Interest Spread		$69,206	2.95%		$36,287	2.66%

Tax-equivalent Benefit			0.08%			0.11%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$71,039	3.16%		$37,623	3.02%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

While the asset quality of the majority of the Company’s loan portfolio performed during the first three months of 2010, some slight credit deterioration was noted in both the IBERIABANK and IBERIABANK fsb portfolios during the first quarter. This credit deterioration was exemplified by an increase in non-covered nonperforming assets. Although total nonperforming assets declined $85.1 million from December 31, 2009, total nonperforming loans not covered by loss share agreements increased $13.2 million, or 21.9%, to 1.01% of assets. The increase was a 10 basis point increase over December 31, 2009. Nonaccrual loans increased 37.1% from December 31, 2009, which was driven by two commercial credits totaling $11.1 million.

As a result of the increased charge-off activity and a slight decline in asset quality, on a consolidated basis, the Company recorded a provision for loan losses of $13.2 million in the first quarter of 2010. This represented an increase of $10.2 million over the $3.0 million recorded in the same period of 2009. The increase in the provision during 2010 was in response to loan growth, noted deterioration in the overall loan portfolio, and a higher level of charge-offs at both IBERIABANK and IBERIABANK fsb. Excluding charge-off replacement, the Company recorded a provision of $8.1 million in 2010 to cover probable losses due to asset quality deterioration.

Total net charge-offs were $5.1 million for the first quarter of 2010, or an annualized charge-off percentage of 0.36%. Net charge-offs during the first quarter of 2009 were 0.18% of the consolidated loan portfolio. The increase in net charge-offs over the first quarter of 2009 was a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company experienced some asset quality deterioration. Net charge-offs in the first quarter of 2009 included recoveries of $0.5 million. Recoveries in the first quarter of 2010 totaled $1.7 million.

Management believes the allowance was adequate at March 31, 2010 to cover probable losses in the Company’s loan portfolio. In order to address the asset quality issues noted, the Company increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, 15 basis points, from 0.96% at December 31, 2009 to 1.11% at March 31, 2010. The allowance is supported by coverage ratios of nonperforming assets and nonperforming loans, excluding nonperforming assets covered under the loss-share agreements that are reimbursable by the FDIC. In addition, the Company’s provision for loan losses for the three month periods of March 31, 2010 and 2009 covers net charge-offs in the corresponding periods by a factor of 2.6 and 1.4 times, respectively.

Noninterest Income – The Company’s total noninterest income was $28.4 million for the three months ended March 31, 2010, $4.6 million, or 19.5%, higher than the $23.7 million earned for the same period in 2009. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended
			Percent Increase (Decrease)
	March 31
(dollars in thousands)	2010	2009

Service charges on deposit accounts	$5,901	$5,272	11.9%
ATM/debit card fee income	2,325	1,714	35.7
Income from bank owned life insurance	709	713	(0.6)
Gain on sale of loans, net	7,373	8,529	(13.6)
Gain on acquisition	3,781	—	100.0
Gain (loss) on sale of assets	(65)	(2)	3,912.0
Gain on sale of AFS investments, net	922	3	29,226.0
Title income	3,703	4,479	(17.3)
Broker commissions	1,212	1,214	(0.2)
Other income	2,492	1,808	37.8

Total noninterest income	$28,353	$23,730	19.5%

Service charges on deposit accounts increased $0.6 million in the first quarter compared to the same period last year, as customer volume increased at both IBERIABANK and IBERIABANK fsb. Primarily, NSF fees were up compared to 2009. Customer volume was generated by the additional locations in Florida and Alabama.

ATM/debit card fee income for the quarter increased $0.6 million when compared to the same quarter last year primarily due to the expanded cardholder base and increased usage by customers.

Earnings on the Company’s life insurance assets were slightly down in the current year, consistent with market performance and current yields.

Gains on the sale of loans decreased $1.2 million compared to the first quarter of 2009 primarily due to slower volume of mortgage loan originations and sales in the first quarter of 2010. However, the mortgage business, fueled by loan refinancings, continues to perform well. Mortgage production for the three months of 2010 was $294 million, below production of $419 million for the same period in 2009. Total sales volume was $286 million during 2010, down from $401 million in the first quarter of 2009.

As discussed further in Note 4 to the consolidated financial statements, because of additional settlement items with the FDIC, the Company recorded a gain of $3.8 million during the three months ended March 31, 2010 on the FDIC-assisted acquisitions in 2009.

The $0.1 million loss on the disposal of assets in 2010 relates primarily to the disposal of automobiles at the former Orion branches. There were no significant disposals during the same periods in 2009.

The gain on the sale of investments in 2010 resulted from the sale of $33.9 million in agency and mortgage-backed securities, as well as collateralized mortgage obligations (“CMO’s”), during 2010, with the proceeds used to invest in higher yielding securities. There were no significant sales of investment securities during the first quarter of 2009.

Title income decreased $0.8 million for the quarter when compared to the prior year. The decrease was a result of slower residual business from mortgage originations.

Broker commissions were consistent in the first quarters of 2010 and 2009. Broker activity remained steady despite the overall weakened economy.

Other sources of noninterest income increased $0.7 million. The increase was a result of additional credit card income from the Company’s expanded cardholder base. The Florida acquisitions during 2009 added additional credit card volume that led to income above the first quarter of 2009. The Company recorded $0.5 million in investment income from its investment in new market tax credit entities during the first quarter of 2010. In addition to the tax credits the Company receives, income is generated on the investment the Company has made in these entities. There were no similar investments at March 31, 2009.

Noninterest Expense – The Company’s total noninterest expense was $67.0 million for the three months ended March 31, 2010, $23.2 million, or 53.0%, higher than the $43.8 million incurred for the same period in 2009. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended
	March 31,		Percent Increase (Decrease)
(dollars in thousands)	2010	2009

Salaries and employee benefits	$35,831	$24,228	47.9%
Occupancy and equipment	7,593	5,632	34.8
Franchise and shares tax	581	680	(14.7)
Communication and delivery	2,387	1,597	49.5
Marketing and business development	1,455	785	85.5
Data processing	2,828	1,558	81.5
Printing, stationery and supplies	717	479	49.9
Amortization of acquisition intangibles	1,010	622	62.5
Professional services	3,537	1,276	177.2
Other expenses	11,061	6,935	59.5

Total noninterest expense	$67,000	$43,792	53.0%

Salaries and employee benefits increased $11.6 million for the first quarter primarily due to increased staffing due to the growth of the Company. In addition to the CSB, Orion, and Century acquisitions, the Company expanded into the Houston and Mobile markets in 2009 and has continued staffing these markets. Included in salaries and employee benefits were increases in wages, payroll taxes, medical expenses, and stock compensation expense, all as a result of higher headcount over the first quarter of 2009.

Occupancy and equipment expense increased $2.0 million for the first quarter due primarily to the facilities costs associated with the Florida and Alabama acquisitions. In addition, the increase in the number of locations the Company currently operates led to an increase in repairs and maintenance on those branches. The increase in the number of locations has also driven utilities, rental, and property taxes higher in 2010.

The $0.1 million decrease in franchise and shares tax was a result of lower shares tax on IBERIABANK in 2010 as a result of the assessment base for their shares tax calculation. A significant portion of shares tax was based on the percentage of deposits located within Louisiana. With IBERIABANK’s expansion into Alabama and Florida, the percentage of deposits located in Louisiana decreased to 55.2%, from 100% in prior years.

The Company’s expansion in the third and fourth quarters of 2009 led to an increase in both communication and delivery and data processing charges. The $0.8 million increase in communication and delivery charges is attributable to increased courier and telephone charges from the new branches added. Data processing charges increased 81.5% from the first quarter of 2010, as the size of the Company has led to higher processing volume and additional maintenance expenses. In addition, for the three months of 2010, the Company incurred $0.4 million in merger-related data expenses, which primarily relate to system conversion expenses for the Orion and Century systems.

The $0.7 million increase in marketing and business development expenses during the 2010 three-month period is a result of the expenses associated with advertising and business development, as the Company continued to market its expansion into Florida and Alabama.

The core deposit intangible assets created in the CSB, Orion, and Century acquisitions during the third and fourth quarters of 2009 contributed to the $0.4 million increase in amortization of intangible assets.

Professional services expense was $2.3 million higher for the current three-month period compared to the same period last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the CSB, Orion, and Century acquisitions, as well as from the Company’s common stock offering in March 2010. Professional services have also increased due to the increased size and complexity of the Company.

Other noninterest expenses increased $4.1 million in the first quarter of 2010 primarily in two areas. First, other noninterest expenses for the three months ended March 31, 2010 and 2009 include insurance and bond expenses of $3.0 million and $1.7 million, respectively. The largest increase in expenses is a result of additional FDIC assessments in the current year. The size of the Company’s deposits increased the Company’s deposit insurance $1.2 million in the current quarter. Additional insurance on the Company’s properties accounted for most of the additional increase over the first quarter of 2009.

Both credit and loan-related expense and ATM/debit card expenses reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and IBERIABANK fsb franchises. Credit-related expenses increased $1.5 million over the first quarter of 2009. Travel expenses increased $1.0 million from the first quarter of 2009, which is attributed to the Alabama and Florida expansion. Significant travel expenses were incurred in the current quarter, as the Company continues to integrate the new markets into IBERIABANK.

Other expense types, including credit card expenses, bank service charges, and stock market and registration agent fees, did not experience a significant fluctuation from the same periods of 2009.

Income Tax Expense – Income tax expense increased $0.3 million, or 7.6%, for the three months ended March 31, 2010 to $4.4 million, compared to $4.0 million for the three months ended March 31, 2009. The fluctuation from the prior period corresponds to the change in income for the comparable periods.

The effective tax rates for the three months ended March 31, 2010 and 2009 were 25.1% and 30.7% respectively. The decrease in the effective tax rate for the periods presented was a result of the relative effective tax rates of the Company’s subsidiaries. The Company’s largest subsidiary, IBERIABANK, had a lower overall effective rate in the current quarter as a result of its investment in tax credits that commenced in the third quarter of 2009. As a result, IBERIABANK’s effective tax rate decreased significantly from the prior year. The Company’s IBERIABANK fsb, Lenders Title, and ICP subsidiaries, as well as the holding company, all had income tax benefits during the first quarter of 2010, either from nontaxable income deductions at IBERIABANK fsb or, in the case of the other legal entities, net losses for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $2.2 billion, or 68.7% of the total CD balance at March 31, 2010. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash inflows totaled $812.8 million for the three months ended March 31, 2010, an increase of $1.0 billion from net cash outflow of $182.5 million for the three months ended March 31, 2009. The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flow (used in) provided by operations	$(89,513)	$10,464
Cash flow provided by (used in) investing activities	238,943	(143,636)
Cash flow provided by (used in) financing activities	663,391	(49,332)

Net (decrease) increase in cash and cash equivalents cash flow	$812,821	$(182,504)

The Company had operating cash outflow of $89.5 million during the first three months of 2010, $100.0 million lower than in the same period of 2009. The decrease was primarily due to noncash amortization of fair market value adjustments on the Company’s acquired assets and liabilities. The value of the Company’s loss share receivable asset decreased $117.5 million during the first quarter of 2010, as loans were charged off and recoverable amounts submitted for reimbursement from the FDIC. Offsetting the decrease was higher net income and non-cash expenses, including the Company’s provision for loan losses. Originations of held for sale loans outpaced loan sales by $7.3 million in 2010 and resulted in an increase in the held for sale loan balance at March 31, 2010. Net income for the first three months of 2010 was $3.9 million higher than the same period in 2009 and the provision for loan losses was $10.2 higher for the same three-month period.

Cash flow from investing activities increased $382.6 million during the first three months of 2010 compared to the same period in 2009 primarily due to a decrease in investment purchases and an increase in cash activity on loans. Cash used in investment purchases decreased $153.4 million, from $277.5 million in purchases in the first three months of 2009 to $124.2 million for the same period of 2010. The other significant change in investing cash flow was a net decrease in cash from loans receivable of $204.7 million. Excluding held for sale loans, the Company had a net decrease in loan balances during the first quarter of 2010 of $53.2 million. Included in the $53.2 million were significant charge-offs on the Company’s covered assets during the first three months of 2010. Covered loans charged off have been submitted for reimbursement from the FDIC, but cash was not received on these losses at the end of the first quarter. As a result, cash flow from loan activity was $204.7 million during the quarter.

Net financing cash flows increased $712.7 million during the first three months of 2010 compared to the first three months of 2009, primarily due to an increase in cash from customer deposits of $405.7 million and cash proceeds from the Company’s common stock issuance of $329.0 million. Offsetting these cash inflows were payments (net of proceeds) on the Company’s short- and long-term debt of $64.8 million. Net payments in 2009 were $90.1 million. Financing cash flow in 2009 was adversely affected by the Company’s redemption of its preferred stock for $87.9 million. 2009 cash outflow also included the $3.4 million dividend paid on the preferred stock.

The Company believes it has adequate liquidity to fund ongoing operations. During the first quarter of 2010, the Company raised $329.0 million in net proceeds in a publicly underwritten common stock issuance. In addition, the Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company working capital.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2010, the Company had $557.1 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at March 31, 2010 were $1.7 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $145.0 million in the form of federal funds and other lines of credit. At March 31, 2010, the Company had no balance outstanding on these lines, and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At March 31, 2010, the total approved unfunded loan commitments outstanding amounted to $98.0 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $963.5 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At March 31, 2010, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of March 31, 2010.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent

Tier 1 Leverage	$1,116,061	11.64%	$383,577	4.00%
Tier 1 Risk-Based	$1,116,061	18.36%	$243,169	4.00%
Total Risk-Based	$1,204,954	19.82%	$486,339	8.00%

In addition to its regulatory capital ratios, the Company assesses capital strength using a tangible common equity ratio, defined as total common equity, less the Company’s intangible assets, divided by its tangible assets, and a ratio of its tangible common equity as a percentage of its risk-weighted assets. The Company had the following ratios at March 31, 2010.

For the Three Months Ended March 31, 2010

Tangible common equity to tangible assets	10.19%
Tangible common equity to risk-weighted assets	16.99%

Non-GAAP Financial Measurements

Because the Company had significant levels of intangible assets in its consolidated financial statements at March 31, 2010, including $227.1 million in total goodwill, $25.3 million in core deposit intangible assets, and $7.0 million in other intangible assets, management of the Company believes the tangible common equity ratios above provide valuable information useful in evaluating the Company’s financial condition and capital strength. The calculations of these common equity ratios, which are similar to the GAAP calculation of equity to total assets and equity to risk-weighted assets, are presented below.

(dollars in thousands)	For the Three Months Ended March 31, 2010
Equity to assets: (B)/ (A)	12.43%
Common equity to assets: (C)/(A)	12.43%
Tangible common equity to tangible assets (C-D-E)/ (A-D-E)	10.19%

Equity to risk-weighted assets: (B)/ (F)	21.44%
Tangible common equity to risk-weighted assets (C-D-E)/ (F)	13.37%

(A) Total assets	$10,392,315
(B) Total equity	1,291,913
(C) Total common equity	1,291,913
(D) Goodwill	227,080
(E) Core deposit and other intangible assets	32,298
(F) Risk weighted assets	6,078,711

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2009 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010. Additional information at March 31, 2010 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

There are no pending legal proceedings, other than routine litigation incidental to its business, to which the Company or its subsidiaries are a party, or to which any of the Company’s properties are subject.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

A Special Meeting of Shareholders of the Company was held on January 29, 2010. At the Special Meeting, the shareholders approved the Company’s 2010 Stock Incentive Plan.

The Judges of Election reported the vote of shareholders at the Special Meeting as follows:

Approval of 2010 Stock Incentive Plan

FOR	AGAINST	ABSTAIN
15,485,998	2,455,826	41,783

Item 6.	Exhibits

Exhibit No. 10.1	Form of 2010 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit No. 10.1 to Current Report on Form 8-K filed May 7, 2010).

Exhibit No. 10.2	Form of 2010 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit No. 10.2 to Current Report on Form 8-K filed May 7, 2010).

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date:	May 10, 2010	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	May 10, 2010	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer