Form 10-Q
period 2010-06-30
IBERIABANK CORP
filed 2010-08-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

At August 6, 2010, the Registrant had 26,863,272 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$93,531	$94,674
Interest-bearing deposits in banks	1,031,205	80,723

Total cash and cash equivalents	1,124,736	175,397
Fed funds sold	2,533	261,421
Securities available for sale, at fair value	1,441,994	1,320,476
Securities held to maturity, fair values of $309,992 and $260,798, respectively	305,629	260,361
Mortgage loans held for sale	114,914	66,945
Loans covered by loss share agreement	1,524,228	1,670,466
Non-covered loans, net of unearned income	4,236,322	4,113,899

Total loans, net of unearned income	5,760,550	5,784,365
Allowance for loan losses	(96,000)	(55,768)

Loans, net	5,664,550	5,728,597
FDIC loss share receivable	822,858	1,034,734
Premises and equipment, net	195,464	137,426
Goodwill	227,080	227,080
Other assets	476,706	487,965

Total Assets	$10,376,464	$9,700,402

Liabilities
Deposits:
Noninterest-bearing	$820,254	$874,885
Interest-bearing	7,253,657	6,681,263

Total deposits	8,073,911	7,556,148
Short-term borrowings	199,969	263,351
Long-term debt	586,130	745,864
Other liabilities	218,625	180,824

Total Liabilities	9,078,635	8,746,187

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 28,079,841 and 22,106,659 shares issued	28,080	22,107
Additional paid-in-capital	953,256	632,086
Retained earnings	345,243	341,621
Accumulated other comprehensive income	29,159	22,416
Treasury stock at cost - 1,214,298 and 1,359,441 shares, respectively	(57,909)	(64,015)

Total Shareholders’ Equity	1,297,829	954,215

Total Liabilities and Shareholders’ Equity	$10,376,464	$9,700,402

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$88,443	$49,012	$170,923	$97,511
Mortgage loans held for sale, including fees	959	1,058	1,554	2,040
Investment securities:
Taxable interest	11,022	9,704	22,343	19,313
Tax-exempt interest	1,094	1,002	2,224	2,006
Other	(301)	198	1,793	425

Total interest and dividend income	101,217	60,974	198,837	121,295

Interest Expense
Deposits	26,010	16,816	49,065	34,660
Short-term borrowings	196	311	391	698
Long-term debt	4,872	5,571	10,036	11,374

Total interest expense	31,078	22,698	59,492	46,732

Net interest income	70,139	38,276	139,345	74,563
Provision for loan losses	12,899	7,783	26,100	10,815

Net interest income after provision for loan losses	57,240	30,493	113,245	63,748

Noninterest Income
Service charges on deposit accounts	6,376	5,479	12,277	10,751
ATM/debit card fee income	2,557	1,963	4,882	3,677
Income from bank owned life insurance	717	720	1,426	1,433
Gain on sale of loans, net	10,625	10,808	17,999	19,338
Gain on acquisitions	—	—	3,781	—
Title income	4,813	5,232	8,516	9,711
Broker commissions	1,671	1,000	2,883	2,215
Other income	3,945	6,828	7,293	8,634

Total noninterest income	30,704	32,030	59,057	55,759

Noninterest Expense
Salaries and employee benefits	39,578	26,652	75,390	50,879
Occupancy and equipment	8,121	5,781	15,714	11,413
Franchise and shares tax	916	922	1,496	1,602
Communication and delivery	2,377	1,523	4,764	3,120
Marketing and business development	1,482	1,075	2,938	1,860
Data processing	3,333	1,669	6,161	3,227
Printing, stationery and supplies	794	659	1,511	1,137
Amortization of acquisition intangibles	1,269	622	2,279	1,243
Professional services	4,209	1,394	7,746	2,669
Other expenses	13,696	9,517	24,776	16,456

Total noninterest expense	75,775	49,814	142,775	93,606

Income before income tax expense	12,169	12,709	29,527	25,901
Income tax expense	3,329	4,235	7,684	8,282

Net Income	$8,840	$8,474	$21,843	$17,619

Preferred Stock Dividends	—	—	—	(3,350)

Earnings Available to Common Shareholders - Basic	$8,840	$8,474	$21,843	$14,269

Earnings Allocated to Unvested Restricted Stock	(189)	(250)	(433)	(414)

Earnings Available to Common Shareholders - Diluted	$8,651	$8,224	$21,410	$13,855

Earnings per common share - Basic	$0.33	$0.53	$0.89	$0.88

Earnings per common share - Diluted	$0.33	$0.52	$0.88	$0.88

Cash dividends declared per common share	$0.34	$0.34	$0.68	$0.68

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2008	$87,779	$17,677	$474,209	$218,818	$12,294	$(76,569)	$734,208

Comprehensive income:
Net income				17,619			17,619
Change in unrealized gain on securities available for sale, net of taxes					(3,756)		(3,756)
Change in fair value of derivatives used for cash flow hedges, net of taxes					11,031		11,031

Total comprehensive income							24,894
Cash dividends declared, $.68 per share				(10,936)			(10,936)
Preferred stock dividend and accretion	99			(3,350)			(3,251)
Preferred stock redemption	(87,878)		(2,249)				(90,127)
Redemption of preferred stock warrant			1,049				1,049
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 94,238 shares			(677)			2,560	1,883
Common stock issued for vested restricted stock, net of shares forfeited			(4,384)			4,384	—
Share-based compensation cost			2,882				2,882
Equity activity of joint venture				(28)			(28)

Balance, June 30, 2009	$—	$17,677	$470,830	$222,123	$19,569	$(69,625)	$660,574

Balance, December 31, 2009	$—	$22,107	$632,086	$341,621	$22,416	$(64,015)	$954,215

Comprehensive income:
Net income				21,843			21,843
Change in unrealized gain on securities available for sale, net of taxes					12,165		12,165
Change in fair value of derivatives used for cash flow hedges, net of taxes					(5,422)		(5,422)

Total comprehensive income							28,586
Cash dividends declared, $.68 per share				(18,221)			(18,221)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 51,048 shares			(390)			853	463
Common stock issued		5,973	323,007				328,980
Common stock issued for recognition and retention plan, net of shares forfeited			(5,253)			5,253	—
Share-based compensation cost			3,806				3,806

Balance, June 30, 2010	$—	$28,080	$953,256	$345,243	$29,159	$(57,909)	$1,297,829

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$21,843	$17,619

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,853	5,227
Amortization of purchase accounting adjustments	(38,602)	684
Provision for loan losses	26,100	10,815
Noncash compensation expense	3,806	2,882
Loss on sale of assets	179	573
Gain on sale of investments	(983)	(5,882)
Gain on acquisitions	(3,781)	—
Loss on abandonment of fixed assets/write downs	—	154
Amortization of premium/discount on investments	6,297	779
Derivative gains on swaps	—	(115)
Mortgage loans held for sale
Originations and transfers	(734,506)	(934,758)
Proceeds from sales	704,535	927,490
Gain on sale of loans, net	(17,999)	(19,338)
Cash retained from tax benefit associated with share-based payment arrangements	(528)	(685)
FDIC reimbursement of recoverable covered asset losses	238,747	—
Decrease in other assets	241,949	14,782
Other operating activities, net	(9,831)	(146)

Net Cash Provided by Operating Activities	442,079	20,081

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	34,811	208,012
Proceeds from maturities, prepayments and calls of securities available for sale	276,530	151,256
Purchases of securities available for sale	(419,654)	(483,757)
Proceeds from maturities, prepayments and calls of securities held to maturity	25,024	138,421
Purchases of securities held to maturity	(70,601)	(184,165)
Decrease (Increase) in loans receivable, net,	35,094	(100,346)
Proceeds from sale of premises and equipment	367	8
Purchases of premises and equipment	(18,186)	(4,624)
Proceeds from disposition of real estate owned	16,077	7,206
Other investing activities, net	(1,417)	(1,295)

Net Cash Used in Investing Activities	(121,955)	(269,284)

Cash Flows from Financing Activities
Increase in deposits	528,648	177,079
Net change in short-term borrowings	(63,382)	48,751
Proceeds from long-term debt	39,417	—
Repayments of long-term debt	(188,769)	(29,745)
Dividends paid to common shareholders	(16,142)	(10,855)
Preferred stock dividend paid	—	(3,350)
Proceeds from issuance of treasury stock for stock options exercised	1,131	1,926
Payments to repurchase common stock	(1,196)	(730)
Common stock issued	328,980	—
Redemption of preferred stock	—	(87,878)
Redemption of preferred stock warrant	—	(1,200)
Cash retained from tax benefit associated with share-based payment arrangements	528	685

Net Cash Provided by Financing Activities	629,215	94,683

Net Increase (Decrease) in Cash and Cash Equivalents	949,339	(154,520)
Cash and Cash Equivalents at Beginning of Period	175,397	345,865

Cash and Cash Equivalents at End of Period	$1,124,736	$191,345

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$12,041	$9,829

Exercise of stock options with payment in company stock	$48	$—

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$73,537	$48,757

Income taxes, net	$17,109	$14,099

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (the “Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries: IBERIABANK, IBERIABANK fsb, Lenders Title Company (“LTC”), and IBERIA Capital Partners LLC (“ICP”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in six states through IBERIABANK and IBERIABANK fsb. The Company also operates mortgage production offices in twelve states through IBERIABANK fsb’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. Upon Financial Industry Regulatory Authority (“FINRA”) approval of its license, ICP will provide equity research, institutional sales and trading, and corporate finance services.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. During the current period, the Company converted the former Orion Bank loan, deposit, and general ledger systems to the Company’s systems. In the process of conversion, the Company reviewed the acquired bank’s general ledger and noted some deposit products were not segregated between interest-bearing and noninterest-bearing general ledger accounts. Upon conversion, the Company has segregated these interest-bearing deposit accounts and has included these accounts in total interest-bearing deposits for the periods ended June 30, 2010 and December 31, 2009. As a result of the conversion, $110,368,000 of deposits at December 31, 2009 were reclassified and included in total interest-bearing deposits on the Company’s consolidated balance sheet at that date. The reclassification had no effect on previously reported total deposits, total liabilities, shareholders’ equity, net interest margin or income available to common shareholders.

All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of loans covered by loss sharing arrangements with the FDIC and the related loss share receivable, valuation of goodwill, intangible assets and other purchase accounting adjustments, and share-based compensation.

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

Accounting Standards Update No. 2010-20

In July 2010, the FASB issued a final Accounting Standards Update (“ASU”) that requires the Company to provide extensive new disclosures in its financial statements. The proposed Statement is intended to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio.

The enhanced disclosures include disclosure of information that enables the users of the Company’s consolidated financial statements to understand the risk characteristics of the Company’s loan portfolio segments, the factors and methodologies used in estimating the Company’s allowance for loan losses for each portfolio, and the activity in both the loan balances and allowance for loan losses for each loan portfolio segment. Additionally, the disclosures include disclosing information by loan portfolio segment that enables users to assess the fair value of the Company’s loans at the end of the reporting period, as well as assess the quantitative and qualitative risks arising from the credit quality of the Company’s loans. Suggested disclosures also include information that enables users to understand the accounting for, and amount of, loans that meet the definition of an impaired loan in Accounting Standards Codification (“ASC”) Topic 310, as well as loans that are on nonaccrual status. The ASU is effective beginning with the first interim or annual reporting period ending after December 15, 2010, with early application encouraged. Because the ASU enhances current disclosure requirements and does not represent a departure from current GAAP, issuance and adoption of the ASU will not affect the Company’s financial position, results of operations, or liquidity, but will require additional disclosures in the Company’s interim and annual consolidated financial statements.

ASU No. 2010-06

In January 2010, the Company adopted the provisions of ASU No. 2010-06, which provides amendments to ASC subtopic 820-10 that require new disclosures related to fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2 fair value measurements, as well as a description of the reasons for the transfers. In addition, the update requires enhanced disclosure of Level 3 fair value measurement activity, including disclosure of separate information for purchases, sales, issuances, and settlements of Level 3 measurements on a gross basis. Finally, the update provides amendments that clarify existing disclosures about the level of disaggregation of data and input and valuation techniques used to measure fair value on both a recurring and nonrecurring basis.

The additional disclosures required are incorporated in Note 9 in these interim consolidated financial statements.

Note 3 –Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
	2010	2009

Income available to common shareholders	$8,840,000	$8,474,000
Distributed and undistributed earnings to unvested restricted stock	(188,000)	(253,000)

Distributed and undistributed earnings to common shareholders – Basic(1)	8,652,000	8,221,000
Undistributed earnings reallocated to unvested restricted stock	(1,000)	3,000

Distributed and undistributed earnings to common shareholders – Diluted	$8,651,000	$8,224,000

Weighted average shares outstanding – Basic(3)	26,804,334	16,044,634
Weighted average shares outstanding – Diluted	26,506,308	15,793,002

Earnings per common share – Basic(1)	$0.33	$0.53
Earnings per common share – Diluted	$0.33	$0.52
Earnings per unvested restricted stock share – Basic (2)	$0.35	$0.54
Earnings per unvested restricted stock share – Diluted	$0.35	$0.53

	For the Six Months Ended June 30,
	2010	2009

Income available to common shareholders	$21,843,000	$14,269,000
Distributed and undistributed earnings to unvested restricted stock	(432,000)	(422,000)

Distributed and undistributed earnings to common shareholders – Basic(4)	21,411,000	13,846,000
Undistributed earnings reallocated to unvested restricted stock	(1,000)	9,000

Distributed and undistributed earnings to common shareholders – Diluted	$21,410,000	$13,855,000

Weighted average shares outstanding- Basic(6)	24,549,042	16,012,016
Weighted average shares outstanding- Diluted	24,293,237	15,793,910

Earnings per common share – Basic(4)	$0.89	$0.89
Earnings per common share – Diluted	$0.88	$0.88
Earnings per unvested restricted stock share – Basic (5)	$0.87	$0.97
Earnings per unvested restricted stock share – Diluted	$0.87	$0.95

(1)	Total earnings available to common shareholders include distributed earnings of $8,940,000, or $0.34 per weighted average share, and an undistributed loss of $288,000, or $0.01 per weighted average share for the three months ended June 30, 2010. Total earnings available to common shareholders include distributed earnings of $5,324,000, or $0.34 per weighted average share, and undistributed earnings of $2,897,000, or $0.19 per weighted average share for the three months ended June 30, 2009.
(2)

Total earnings available to unvested restricted stock include distributed earnings of $194,000, or $0.36 per weighted average share, and an undistributed loss of $6,000, or $0.01 per weighted average share, under the two-class method for the three months ended June 30, 2010. Total earnings available to unvested restricted stock include distributed earnings of $164,000, or $0.35 per weighted average share, and undistributed earnings of $89,000, or $0.19 per weighted average share, under the two-class method for the three months ended June 30, 2009.

(3)	Weighted average basic shares outstanding include 535,801 and 467,219 shares of unvested restricted stock for the three months ended June 30, 2010 and 2009, respectively.
(4)	Total earnings available to common shareholders include distributed earnings of $17,870,000, or $0.74 per weighted average share, and undistributed earnings of $3,541,000, or $0.15 per weighted average share for the six months ended June 30, 2010. Total earnings available to common shareholders include distributed earnings of $10,612,000, or $0.68 per weighted average share, and undistributed earnings of $3,234,000, or $0.21 per weighted average share for the six months ended June 30, 2009.
(5)	Total earnings available to unvested restricted stock include distributed earnings of $361,000, or $0.72 per weighted average share, and undistributed earnings of $72,000 or $0.14 per weighted average share, under the two-class method for the six months ended June 30, 2010. Total earnings available to unvested restricted stock include distributed earnings of $324,000, or $0.74 per weighted average share, and undistributed earnings of $99,000, or $0.23 per weighted average share, under the two-class method for the six months ended June 30, 2009.
(6)	Weighted average basic shares outstanding include 498,286 and 435,936 shares of unvested restricted stock for the six months ended June 30, 2010 and 2009, respectively.

For the three-month periods ended June 30, 2010 and 2009, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 556,551 and 499,221 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,254,757 and 1,600,024 respectively.

For the six-month periods ended June 30, 2010 and 2009, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 547,763 and 500,225 respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,303,255 and 1,600,355 respectively.

The effect from the assumed exercise of 471,620 and 597,371 stock options was not included in the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Acquisition Activity

FDIC-assisted Purchase and Assumptions of Assets and Liabilities of CapitalSouth Bank, Orion Bank, and Century Bank, FSB

IBERIABANK entered into three purchase and assumption agreements with loss share arrangements with the Federal Deposit Insurance Corporation (“FDIC”) as receiver during 2009. As part of these agreements, the FDIC also granted IBERIABANK an option to purchase at appraised value the premises, furniture, fixtures, and equipment of the acquired institutions and assume the leases associated with these offices.

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

The acquisitions are accounted for under the purchase method of accounting in accordance with ASC Topic 805. The net assets acquired as of August 21, 2009 for CSB and November 13, 2009 for Orion and Century, as well as the gains recorded on the transactions (total equity as shown in the table), are presented in the following table. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, all of which represented core deposit intangible assets, were recorded at fair value. Because the fair value of assets acquired and intangible assets created as a result of the acquisitions exceeds the fair value of liabilities assumed, the provisions of ASC 805 allow the Company to record a gain resulting from the acquisitions in its consolidated statements of income for the year ended December 31, 2009 and the six months ended June 30, 2010. The gains totaled $231,122,000, of which $3,781,000 is included in noninterest income on the Company’s consolidated statements of income for the six months ended June 30, 2010. The gain in the current six-month period is a result of additional settlement items between the FDIC and the Company.

The loans and other real estate owned acquired are covered by loss share agreements between IBERIABANK and the FDIC which afford IBERIABANK significant protection against future losses. Under the agreements, the FDIC will cover 80% of losses on the disposition of loans and OREO up to certain thresholds presented in the following table, and 95% of losses that exceed these thresholds. The term for loss sharing on single-family residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years and IBERIABANK reimbursement to the FDIC for a total of eight years for recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the provisions of the loss share agreements. As part of the agreements, IBERIABANK has recorded a receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The following table also presents the value of the receivables at the respective acquisition dates.

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

Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, CSB, Orion, and Century historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

The acquired assets and liabilities are presented in the following table at fair value at each acquisition’s respective acquisition date. Cash acquired from the FDIC is included as a component of other assets to arrive at the total assets acquired.

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

During the three- and six-month periods ended June 30, 2010, the Company paid $3,510,000 and $5,855,000 in merger-related expenses for the CSB, Orion, and Century acquisitions. These expenses included system conversion expenses, salaries and personnel costs of temporary employees, travel expenses, and legal and professional services. These costs were expensed as incurred and are included in noninterest expense on the Company’s statements of income. There were no similar identifiable costs associated with the same three- and six-month periods of 2009.

FDIC-assisted Purchase and Assumptions of Assets and Liabilities of Sterling Bank

On July 23, 2010, the Company announced it had entered into a purchase and assumption agreement with loss share arrangement with the FDIC to purchase certain assets and to assume certain deposit and other liabilities of Sterling Bank (“Sterling”), a Florida-chartered commercial bank headquartered in Lantana, Florida. See Note 14 to these consolidated interim financial statements for additional information on the Company’s purchase of Sterling Bank.

Note 5 – Loans

As discussed in Note 4 above, on August 21, 2009 the Company acquired substantially all of the assets and liabilities of CSB, and on November 13, 2009, acquired certain assets and assumed certain deposit and other liabilities of Orion and Century. The loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which affords IBERIABANK significant loss protection. Under the loss share agreement, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds and 95% of losses that exceed those thresholds. Because of the loss protection provided by the FDIC, the risks of the acquired loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding.

(dollars in thousands) Non-covered Loans:	June 30, 2010	December 31, 2009

Residential mortgage loans:

Residential 1-4 family	$406,762	$434,956
Construction/ Owner occupied	23,251	18,198

Total residential mortgage loans	430,013	453,154

Commercial loans:
Real estate	1,723,108	1,659,844
Business	1,154,548	1,086,860

Total commercial loans	2,877,656	2,746,704

Consumer loans:
Indirect automobile	268,936	259,339
Home equity	517,286	512,087
Other	142,431	142,615

Total consumer loans	928,653	914,041

Total loans receivable	$4,236,322	$4,113,899

Covered Loans

Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. At the time of acquisition, the Company estimated the fair value of the total acquired loan portfolio by segregating the total portfolio into loan pools with similar characteristics, which included:

•	whether the loan was performing according to contractual terms at the time of acquisition

•	the loan type based on regulatory reporting guidelines, namely whether the loan was a mortgage, consumer, or commercial loan

•	the nature of collateral

•	the interest rate type, whether fixed or variable rate

•	the loan payment type, primarily whether the loan was amortizing or interest-only

From these pools, the Company used certain loan information, including outstanding principal balance, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. During the three months ended June 30, 2010, the Company increased its allowance for loan losses $31,768,000 to reserve for estimated additional losses in a limited number of loan pools at June 30, 2010. The increase in the allowance was recorded by a charge to the provision for loan losses of $6,431,000 and an increase of $25,337,000 in its indemnification asset for the portion of the losses recoverable from the FDIC in accordance with the loss sharing agreements. In accordance with accounting principles, the allowance was not adjusted during the three- and six-month periods for a significant increase in cash flows previously expected to be collected.

The carrying amount of the acquired covered loans at June 30, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following table.

(dollars in thousands) Covered Loans:	Acquired Impaired Loans at Acquisition Date	Acquired Performing Loans at Acquisition Date	Total Covered Loans

Residential mortgage loans:

Residential 1-4 family	$68,165	$292,575	$360,740
Construction/ Owner occupied	—	—	—

Total residential mortgage loans	68,165	292,575	360,740

Commercial loans:
Real estate	29,549	732,172	761,721
Business	13,639	180,029	193,668

Total commercial loans	43,188	912,201	955,389

Consumer loans:
Indirect automobile	—	—	—
Home equity	17,995	186,991	204,986
Other	1,391	1,722	3,113

Total consumer loans	19,386	188,713	208,099

Total covered loans receivable	$130,739	$1,393,489	$1,524,228

The following is a summary of the covered loans acquired in the CSB, Orion, and Century acquisitions during 2009 as of the dates of acquisition.

(dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Contractually required principal and interest at acquisition	$643,527	$2,640,439	$3,283,966
Nonaccretable difference (expected losses and foregone interest)	(448,104)	(1,065,604)	(1,513,708)

Cash flows expected to be collected at acquisition	195,423	1,574,835	1,770,258
Accretable yield	(5,917)	(22,569)	(28,486)

Basis in acquired loans at acquisition	$189,506	$1,552,266	$1,741,772

The following is a summary of changes in the accretable yields of acquired loans during the six months ended June 30, 2010 and 2009.

(dollars in thousands) June 30, 2010	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of year	$5,072	$20,789	$25,861
Additions due to acquisitions	—	—	—
Transfers from nonaccretable difference to accretable yield	4,546	10,551	15,097
Accretion	(5,027)	(14,011)	(19,038)

Balance, end of period	$4,591	$17,329	$21,920

(dollars in thousands) June 30, 2009	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of year	$317	$—	$317
Additions due to acquisitions	—	—	—
Transfers from nonaccretable difference to accretable yield	—	—	—
Accretion	(44)	—	(44)

Balance, end of period	$273	$—	$273

Loans within the scope of ASC 310-30 were specifically identified at acquisition and have been separately reviewed for nonperformance in subsequent accounting periods. Loans that were not within the scope of ASC 310-30 were segregated and reviewed for nonperformance at acquisition. In accordance with bank regulatory reporting standards, both acquired loans considered impaired at the time of acquisition and those performing at the time of acquisition that meet the Company’s definition of a nonperforming loan at each balance sheet date are included in total nonperforming loans at that date. All covered loans that are contractually past due will continue to be reported as past due based on the number of days past due.

Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

Allowance for Loan Losses

A summary of changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010
	IBERIABANK
(dollars in thousands)	Covered Loans	Non- covered loans	IBERIABANK fsb	Total

Balance, beginning of year	$145	$34,286	$21,337	$55,768

Provision for loan losses before benefit attributable to FDIC loss share agreements	32,696	15,413	3,328	51,437

Benefit attributable to FDIC loss share agreements	(25,337)	—	—	(25,337)

Net provision for loan losses	7,359	15,413	3,328	26,100

Increase in indemnification asset	25,337	—	—	25,337

Loans charged-off	(1,094)	(7,652)	(5,850)	(14,596)
Recoveries	11	1,855	1,525	3,391

Balance, end of period	$31,758	$43,902	$20,340	$96,000

	June 30, 2009
	IBERIABANK
(dollars in thousands)	Covered Loans	Non- covered loans	IBERIABANK fsb	Total
Balance, beginning of year	$—	$26,671	$14,201	$40,872
Provision for loan losses	—	5,033	5,782	10,815
Loans charged-off	—	(2,296)	(4,129)	(6,426)
Recoveries	—	691	377	1,068

Balance, end of period	$—	$30,098	$16,231	$46,329

The following is a summary of nonperforming loans as of the dates indicated. The Company previously included covered loans in its nonperforming loans based on contractual past due status. The Company has revised its disclosure of nonperforming loans at December 31, 2009 to exclude covered loans. The Company revised this disclosure since interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at June 30, 2010 or December 31, 2009 as the loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

(dollars in thousands)	June 30, 2010	December 31, 2009

Nonaccrual loans:
Commercial, financial and agricultural	$37,087	$31,029
Mortgage	4,062	3,314
Loans to individuals	6,900	5,504

Total nonaccrual loans	48,049	39,847

Accruing loans 90 days or more past due	5,645	4,960

Total nonperforming loans (1)	53,694	44,807
OREO and foreclosed property	15,214	15,281

Total nonperforming assets (1)	68,908	60,088
Performing troubled debt restructurings	2	—

Total nonperforming assets and troubled debt restructurings (1)	$68,910	$60,088

Nonperforming loans to total loans (1)	1.27%	1.09%
Nonperforming assets to total assets (1)	0.91%	0.91%
Allowance for loan losses to nonperforming loans (1)	119.64%	124.14%
Allowance for loan losses to total loans	1.52%	1.36%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Note 6 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2010

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$397,263	$3,365	$(10)	$400,618
Obligations of state and political subdivisions	44,931	1,031	(646)	45,316
Mortgage backed securities	962,252	32,128	(1,286)	993,094
Other securities	2,882	84	—	2,966

Total securities available for sale	$1,407,328	$36,608	$(1,942)	$1,441,994

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$203,425	$2,627	$—	$206,052
Obligations of state and political subdivisions	65,107	1,111	(147)	66,071
Mortgage backed securities	37,097	772	—	37,869

Total securities held to maturity	$305,629	$4,510	$(147)	$309,992

December 31, 2009

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$240,611	$1,156	$(599)	$241,168
U.S. Treasury securities	4,998	1	—	4,999
Obligations of state and political subdivisions	50,317	887	(744)	50,460
Mortgage backed securities	1,006,223	20,481	(5,765)	1,020,939
Other securities	2,878	32	—	2,910

Total securities available for sale	$1,305,027	$22,557	$(7,108)	$1,320,476

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$155,713	$123	$(126)	$155,710
Obligations of state and political subdivisions	65,540	987	(288)	66,239
Mortgage backed securities	39,108	180	(439)	38,849

Total securities held to maturity	$260,361	$1,290	$(853)	$260,798

Securities with carrying values of $1,241,004,000 and $1,210,189,000 were pledged to secure public deposits and other borrowings at June 30, 2010 and December 31, 2009, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

June 30, 2010
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(10)	$16,561	$—	$—	$(10)	$16,561
Obligations of state and political subdivisions	(26)	2,552	(620)	2,590	(646)	5,142
Mortgage backed securities	(1,286)	87,765	—	13	(1,286)	87,778

Total securities available for sale	$(1,322)	$106,878	$(620)	$2,603	$(1,942)	$109,481

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$9,995	$—	$—	$—	$9,995
Obligations of state and political subdivisions	(139)	6,921	(8)	237	(147)	7,158
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(139)	$16,916	$(8)	$237	$(147)	$17,153

December 31, 2009
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(599)	$51,228	$—	$—	$(599)	$51,228
Obligations of state and political subdivisions	(35)	7,137	(709)	2,500	(744)	9,637
Mortgage backed securities	(5,765)	317,222	—	22	(5,765)	317,244

Total securities available for sale	$(6,399)	$375,587	$(709)	$2,522	$(7,108)	$378,109

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(126)	$45,575	$—	$—	$(126)	$45,575
Obligations of state and political subdivisions	(276)	12,772	(12)	234	(288)	13,006
Mortgage backed securities	(439)	15,212	—	—	(439)	15,212

Total securities held to maturity	$(841)	$73,559	$(12)	$234	$(853)	$73,793

At June 30, 2010, 53 debt securities have unrealized losses of 1.62% of the securities’ amortized cost basis and 0.12% of the Company’s total amortized cost basis. The unrealized losses for each of the 53 securities relate principally to market interest rate changes. Five of the 53 securities have been in a continuous loss position for over twelve months. These five securities have an aggregate amortized cost basis and unrealized loss of $3,468,000 and $628,000, respectively. The five securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals) and were rated AAA or Aaa by Standard & Poor’s or Moody’s, respectively.

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

The Company has assessed the nature of the losses in its portfolio as of June 30, 2010 and December 31, 2009 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent and ability to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of this analysis, no declines in fair value have been deemed to be other-than-temporary as of June 30, 2010 and December 31, 2009.

The amortized cost and estimated fair value by maturity of investment securities at June 30, 2010 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value

Within one year or less	1.50%	$20,993	$22,084	4.23%	$7,264	$7,309
One through five years	2.03	305,909	309,145	2.14	207,367	210,173
After five through ten years	3.47	444,606	460,146	4.33	15,503	15,818
Over ten years	3.23	635,820	650,619	3.76	75,495	76,692

Totals	3.01%	$1,407,328	$1,441,994	2.70%	$305,629	$309,992

Gains or losses on securities sold are recorded on the trade date using the specific identification method. The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Realized gains and losses from the sale of securities classified as held to maturity were not material.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009

Realized gains	$60	$5,897	$982	$5,899
Realized losses	—	(18)	—	(18)

Net realized gains (losses)	$60	$5,879	$982	$5,881

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

	Six Months Ended
(dollars in thousands)	June 30, 2010	June 30, 2009

Balance at beginning of year, net	$10,376	$12,969
Unrealized gain (loss) on securities available for sale	19,698	102
Reclassification adjustment for net (gains) losses realized in net income	(982)	(5,881)

Net unrealized gain (loss)	18,716	(5,779)
Tax effect	6,551	(2,023)

Net of tax change	12,165	(3,756)

Balance at end of period, net	$22,541	$9,212

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Expected dividends	2.3%	2.1%	2.3%	2.1%
Expected volatility	32.0%	24.1%	31.0%	24.1%
Risk-free interest rate	3.7%	4.5%	4.0%	4.6%
Expected term (in years)	6.0	7.0	6.2	7.0
Weighted-average grant-date fair value	$16.25	$15.31	$16.06	$15.36

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns, and the expected volatility of the Company’s stock price.

At June 30, 2010, unrecognized compensation cost related to stock options of $5,939,000 is expected to be recognized over a weighted-average period of 5.0 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Compensation expense related to stock options	$325	$182	$581	$351

The following table represents stock option activity for the six months ended June 30, 2010.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2009	1,259,874	$43.05
Granted	118,366	59.80
Exercised	(51,048)	22.16
Forfeited or expired	(716)	57.87

Outstanding options, June 30, 2010	1,326,476	$45.34	5.0 Years

Outstanding exercisable, June 30, 2010	937,661	$40.62	3.7 Years

The Company reported $528,000 and $685,000 of excess tax benefits as financing cash inflows during the first six months of 2010 and 2009, respectively. Net cash proceeds from the exercise of stock options were $1,131,000 and $1,926,000 for the six months ended June 30, 2010 and 2009, respectively.

There were 307,371 shares available for future stock option grants to employees and directors under existing plans at June 30, 2010. At June 30, 2010, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $11,269,000 and $11,111,000, respectively. The total intrinsic value of options exercised was $1,845,000 for the six months ended June 30, 2010.

Restricted Stock Plans

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of June 30, 2010, unearned share-based compensation associated with these awards totaled $26,857,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Compensation expense related to restricted stock	$1,568	$1,212	$2,962	$2,330

The following table represents unvested restricted stock activity for the periods indicated.

	For the Six Months Ended June 30,
	2010	2009
Balance, beginning of year	550,518	414,788
Granted	114,467	146,382
Forfeited	(3,133)	(4,567)
Earned and issued	(92,104)	(75,435)

Balance, end of period, respectively	569,748	481,168

Phantom Stock Awards

As part of the 2009 Incentive Compensation Plan and 2009 Phantom Stock Plan, the Company issues phantom stock awards to certain key officers and employees.

The following table represents share and dividend equivalent share award activity during the six months ended June 30, 2010 and 2009.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2008	34,947	402	35,349	$1,393,000
Granted	9,138	646	9,784	386,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—	—

Balance, June 30, 2009	44,085	1,048	45,133	$1,779,000

Balance, December 31, 2009	67,361	1,886	69,247	$3,565,000
Granted	48,467	1,307	49,774	2,562,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(1,107)	(65)	(1,172)	(60,000)

Balance, June 30, 2010	114,721	3,128	117,849	$6,067,000

(1)	Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $51.48 and $39.41 on June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010 and 2009, the Company recorded $98,000 and $100,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $51.48 and $39.41 per share of common stock. 1,172 shares vested during the six months ended June 30, 2010. There were no awards vested during the six months ended June 30, 2009 according to the vesting provisions of the plan and thus no cash payments were made to award recipients.

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

Goodwill is allocated to the Company’s reportable segments as follows:

(dollars in thousands)	June 30, 2010	December 31, 2009
IBERIABANK	$93,410	$93,410
IBERIABANK fsb	113,392	113,392
IBERIABANK Mortgage Company	11,550	11,550
Lenders Title Company	8,728	8,728

Balance, end of period	$227,080	$227,080

The Company had title plant assets totaling $6,722,000 at June 30, 2010 and 2009. The Company will perform its annual title plant intangible impairment test during the fourth quarter of 2010. The impairment test in 2009 indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

The Company records other amortizable intangible assets that consist of core deposit intangibles, mortgage servicing rights, and non-compete agreements. The following table summarizes the Company’s intangible assets subject to amortization.

	June 30, 2010			December 31, 2009
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$37,831	$13,768	$24,063	$37,831	$11,489	$26,342
Non-compete agreements	18	18	—	18	18	—
Mortgage servicing rights	373	138	235	331	102	229

Total	$38,222	$13,924	$24,298	$38,180	$11,609	$26,571

The amortization expense related to core deposit intangibles for the six months ended June 30, 2010 and 2009 was $2,279,000 and $1,243,000, respectively.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio does not include Level 3 securities as of June 30, 2010.

Mortgage loans held for sale

As of June 30, 2010, the Company has $114,914,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At June 30, 2010, the entire balance of $114,914,000 is recorded at cost.

Impaired Loans

Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value of impaired loans is measured by either the loans obtainable market price if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loans effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or independent valuation.

Other Real Estate Owned (OREO)

As of June 30, 2010, the Company has $45,843,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at June 30, 2010 are determined by sales agreement or appraisal, and costs to sell are estimated based on the terms and conditions of the sales agreement or estimated costs associated with typical real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property writedowns of $1,582,000 and $1,907,000 in earnings for the three- and six-month periods ended June 30, 2010, respectively. Writedowns of $664,000 and $1,632,000 were recorded for the three and six months ended June 30, 2009, respectively.

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

Beginning in the second quarter of 2010, IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential equity return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of the S&P 500 stock index. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried on the Company’s consolidated balance sheet at fair value, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option that is also carried at fair value on the Company’s consolidated balance sheet at fair value. At June 30, 2010, the Company had equity-indexed certificates of deposit of $11,399,000 with offsetting written options having a notional amount of $11,399,000.

The Company’s adoption of ASC Topic 820 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Recurring Basis		Fair Value Measurements at June 30, 2010 Using
(dollars in thousands) Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets
Available-for-sale securities	$1,441,994	$94,977	$1,347,017	$—
Derivative instruments	30,940	—	30,940	—

Total	$1,472,934	$94,977	$1,377,957	$—

Liabilities
Derivative instruments	$20,760	$—	$20,760	$—

Total	$20,760	$—	$20,760	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2010 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$983	$—

Change in unrealized gains (losses) relating to assets still held at June 30, 2010	$—	$6,743

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis		Fair Value Measurements at June 30, 2010 Using
(dollars in thousands) Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets
Loans	$15,937	$—	$15,937	$—
OREO	1,688	—	1,688	—

Total	$17,625	$—	$17,625	$—

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $21,690,000 were recorded at their fair value at June 30, 2010. These loans have a reserve of $5,753,000 included in the Company’s allowance for loan losses.

Assets acquired and liabilities assumed as part of the CSB, Orion, and Century acquisitions, discussed further in Note 4 to these consolidated financial statements, were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the period subsequent to acquisition.

ASC Topic 825 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Topic permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three- and six-month periods ended June 30, 2010 and 2009.

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

The primary types of derivatives used by the Company include interest rate swap agreements, options, and interest rate lock commitments.

Interest Rate Swap Agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $95,000,000 and $110,000,000 in derivative contracts on its debt at June 30, 2010 and 2009, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2010, the Company had notional amounts of $201,327,000 on interest rate contracts with corporate customers and $201,327,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At June 30, 2009, the Company had notional amounts of $139,197,000 on both interest rate contracts with corporate customers and offsetting contracts with other financial institutions.

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

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Except for commercial customer contracts, there are no interest rate swap agreements that currently are not designated as a hedging instrument at June 30, 2010.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first six months of 2010 and 2009.

Equity-indexed Certificates of Deposit

Beginning in the second quarter of 2010, IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential equity return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of ten large cap U.S. stocks in the S&P 500 stock index, representing a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option that is also carried at fair value on the Company’s consolidated balance sheet. At June 30, 2010, the Company had equity-indexed certificates of deposit of $11,399,000 with offsetting written options having a notional amount of $11,399,000. There were no equity-indexed certificates of deposit at June 30, 2009.

At June 30, 2010 and 2009, the information pertaining to outstanding derivative instruments is as follows:

(dollars in thousands)	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		2010	2009		2010	2009
		Fair Value			Fair Value
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets	$10,337	$16,792	Other liabilities	$157	$859

Total derivatives designated as hedging instruments under ASC Topic 815		$10,337	$16,792		$157	$859

Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets	$19,778	$13,601	Other liabilities	$19,778	$13,684

Written and purchased options	Other assets	825	—	Other liabilities	825	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$20,603	$13,601		$20,603	$13,684

At June 30, 2010, the Company was not required to post collateral for any derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2010. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At June 30, 2010 and 2009, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows:

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2010	2009		2010	2009		2010	2009
Interest rate contracts	$6,617	$10,356	Interest income (expense)	$—	$—	Other income (expense)	$—	$—

Total	$6,617	$10,356		$—	$—		$—	$—

(dollars in thousands)	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC Topic 815	2010	2009
Interest rate contracts	$—	$120	Other income (expense)

Total	$—	$120

During the six months ended June 30, 2010, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2010, the fair value of derivatives that will mature within the next twelve months is $206,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the six-month periods ended June 30.

(dollars in thousands)	2010	2009

Balance at beginning of year, net	$12,040	$(675)
Unrealized gain (loss) on cash flow hedges	(8,343)	16,971
Tax effect	2,920	(5,940)

Net of tax change	(5,423)	11,031

Balance at end of end of period, net	$6,617	$10,356

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

Loans: The fair value of mortgage loans receivable was estimated based on present values using entry-value rates at June 30, 2010 and December 31, 2009, weighted for varying maturity dates. Other loans receivable were valued based on present values using entry-value interest rates at those dates applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Accrued Interest Receivable and Accrued Interest Payable: The carrying amount of accrued interest approximates fair value because of the short maturity of these financial instruments.

FDIC Loss Share Receivable: The fair value is determined to be projected cash flows from loss sharing agreements based on expected reimbursements for losses at the applicable loss sharing percentages based on the terms of the loss share agreements. Cash flows are discounted to reflect the timing and receipt of the loss sharing reimbursements from the FDIC.

Deposits: The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at June 30, 2010 and December 31, 2009 for deposits of similar remaining maturities.

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

Off-Balance Sheet Items: The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At June 30, 2010 and December 31, 2009, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$1,124,736	$1,124,736	$175,397	$175,397
Investment securities	1,747,623	1,751,986	1,580,837	1,581,274
Loans and loans held for sale	5,875,464	5,813,811	5,851,310	5,851,067
FDIC loss share receivable	822,858	822,858	1,034,734	1,034,734
Derivative instruments	30,940	30,940	32,697	32,697
Accrued interest receivable	33,549	33,549	32,869	32,869

Financial Liabilities
Deposits	$8,073,911	$8,047,472	$7,556,148	$7,367,867
Short-term borrowings	199,969	199,969	263,351	263,351
Long-term debt	586,130	600,593	745,864	743,361
Derivative instruments	20,760	20,760	14,175	14,175
Accrued interest payable	10,603	10,603	11,398	11,398

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 12 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At June 30, 2010, the fair value of guarantees under commercial and standby letters of credit was $231,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At June 30, 2010 and December 31, 2009, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	June 30, 2010	December 31, 2009

Commitments to grant loans	$160,341	$131,145
Unfunded commitments under lines of credit	1,013,627	1,014,145
Commercial and standby letters of credit	23,060	30,222

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

Note 13 - Segments

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total segment assets

•	Elimination of intercompany due to/due from balances on certain operating segments that are included in total segment assets.

There were no discontinued operations for the three and six months ended June 30, 2010 or 2009.

(dollars in thousands)	As of and for the Three Months Ended June 30, 2010
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported

Net interest income (loss)	$59,139	$9,985	$799	$(26)	$242	$—	$70,139
Provision for loan losses	11,911	978	10	—	—	—	12,899
Noninterest income	12,195	3,597	10,703	4,811	(602)	—	30,704
Noninterest expense	42,013	12,133	8,602	4,591	8,436	—	75,775
Income tax expense (benefit)	5,077	(40)	1,133	83	(2,924)	—	3,329

Net income (loss)	$12,333	$511	$1,757	$111	$(5,872)	$—	$8,840
Preferred stock dividends	—	—	—	—	—	—	—

Income available to common shareholders	$12,333	$511	$1,757	$111	$(5,872)	$—	$8,840

Total assets	$8,635,868	$1,658,877	$137,388	$18,726	$1,418,228	$(1,492,622)	$10,376,464
Average assets	$8,618,400	$1,625,811	$104,598	$18,722	$1,411,021	$(1,458,038)	$10,320,514

(dollars in thousands)	As of and for the Three Months Ended June 30, 2009
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported
Net interest income (loss)	$29,780	$8,794	$761	$(40)	$(1,019)	$—	$38,276
Provision for loan losses	2,786	4,997	—	—	—	—	7,783
Noninterest income	10,066	5,885	10,805	5,232	42	—	32,030
Noninterest expense	21,641	13,034	7,576	4,485	3,078	—	49,814
Income tax expense (benefit)	4,674	(939)	1,566	275	(1,341)	—	4,235

Net income (loss)	$10,745	$(2,413)	$2,424	$432	$(2,714)	$—	$8,474
Preferred stock dividends	—	—	—	—	—	—	—

Income available to common shareholders	$10,745	$(2,413)	$2,424	$432	$(2,714)	$—	$8,474

Total assets	$4,193,211	$1,437,984	$107,620	$29,198	$773,971	$(839,357)	$5,702,627
Average assets	$4,095,867	$1,428,267	$105,906	$28,996	$774,212	$(840,318)	$5,592,930

(dollars in thousands)	As of and for the Six Months Ended June 30, 2010
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported
Net interest income (loss)	$118,387	$20,037	$1,322	$(59)	$(342)	$—	$139,345
Provision for loan losses	22,773	3,317	10	—	—	—	26,100
Noninterest income	26,488	7,075	18,111	8,523	(889)	(251)	59,057
Noninterest expense	79,417	23,684	15,500	9,014	15,411	(251)	142,775
Income tax expense (benefit)	12,311	(433)	1,539	(202)	(5,531)	—	7,684

Net income (loss)	$30,374	$544	$2,384	$(348)	$(11,111)	$—	$21,843
Preferred stock dividends	—	—	—	—	—	—	—

Income available to common shareholders	$30,374	$544	$2,384	$(348)	$(11,111)	$—	$21,843

Total assets	$8,635,868	$1,658,877	$137,388	$18,726	$1,418,228	$(1,492,622)	$10,376,464
Average assets	$8,445,467	$1,585,323	$88,591	$18,745	$1,289,476	$(1,326,166)	$10,101,435

(dollars in thousands)	As of and for the Six Months Ended June 30, 2009
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported
Net interest income (loss)	$57,789	$17,523	$1,440	$(100)	$(2,089)	$—	$74,563
Provision for loan losses	5,033	5,782	—	—	—	—	10,815
Noninterest income	17,282	9,361	19,386	9,710	20	—	55,759
Noninterest expense	40,651	24,911	13,748	8,952	5,344	—	93,606
Income tax expense (benefit)	8,754	(1,067)	2,778	257	(2,440)	—	8,282

Net income (loss)	$20,633	$(2,742)	$4,300	$401	$(4,973)	$—	$17,619
Preferred stock dividends	—	—	—	—	(3,350)	—	(3,350)

Income available to common shareholders	$20,633	$(2,742)	$4,300	$401	$(8,323)	$—	$14,269

Total assets	$4,193,211	$1,437,984	$107,620	$29,198	$773,971	$(839,357)	$5,702,627
Average assets	$4,051,667	$1,440,072	$101,208	$28,741	$815,907	$(854,986)	$5,582,609

Note 14 – Subsequent Event

On July 23, 2010, the Company announced it had entered into a purchase and assumption agreement with a loss share arrangement with the FDIC to purchase certain assets and to assume certain deposit and other liabilities of Sterling Bank (“Sterling”), a Florida-chartered commercial bank headquartered in Lantana, Florida. Sterling operated six full service offices along the southeast coast of Florida. Based on available information, IBERIABANK acquired total assets of $324 million, including total loans of $228 million, investment securities of $56 million, and OREO of $4 million. IBERIABANK assumed $309 million of total liabilities, including total deposits of $284 million and borrowings of $24 million. In accordance with ASC Topic 805, the Company is currently evaluating the fair values of the acquired assets and assumed liabilities, as well as the fair value of the indemnification asset and intangible assets, including the core deposit intangible asset. Because the Company anticipates the fair values of acquired assets will exceed the fair value of liabilities assumed, the Company anticipates it will record a gain on the acquisition in the Company’s consolidated financial statements for the three and nine months ended September 30, 2010.

Upon completion of the acquisition, IBERIABANK will continue to remain “well capitalized” by regulatory standards, with no additional capital required to support this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three- and six-month periods ended June 30, 2010. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K. See also Part II, Item 1A of this Form 10-Q.

SECOND QUARTER OVERVIEW

Recent Acquisition Activity

The Company’s results of operations, financial condition, and liquidity for the six months ended June 30, 2010 were significantly impacted by IBERIABANK’s whole-bank purchase and assumptions of assets and liabilities of CapitalSouth Bank, a full-service commercial bank headquartered in Birmingham, Alabama (“CSB”), from the Federal Deposit Insurance Corporation (“FDIC”) on August 21, 2009, as well as the whole-bank purchase and assumptions of assets and liabilities of Orion Bank (“Orion”), a full-service Florida-chartered commercial bank headquartered in Naples, Florida, and Century Bank, FSB (“Century”), a full-service federal thrift headquartered in Sarasota, Florida, from the FDIC, each on November 13, 2009. As a result of the CSB acquisition, IBERIABANK now operates 10 former CSB branches in four Metropolitan Statistical Areas (“MSAs”): Birmingham, Montgomery, and Huntsville, Alabama, and Jacksonville, Florida. IBERIABANK now operates 23 former Orion branches in five Florida MSAs and 11 former Century branches in Sarasota and Bradenton, Florida after the Orion and Century acquisitions.

The three acquisitions were accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic No. 805. Major categories of assets purchased and liabilities assumed, as well as the gain recorded on each transaction (shown as total equity), are presented in the following table. Both the purchased assets and assumed liabilities were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. Because the fair value of assets acquired and intangible assets created as a result of the acquisition exceeds the fair value of liabilities assumed, the provisions of ASC 805 allow the Company to record a gain resulting from each of the acquisitions in its consolidated statements of income in the period of acquisition. During the first quarter of 2010, the Company received notification of additional settlement items from the FDIC and increased the total gain recorded on the transactions by $3.8 million. This gain adjustment is included in noninterest income on the Company’s consolidated statements of income for the six-months ended June 30, 2010.

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

Balance Sheet Position and Results of Operations

During the second quarter of 2010, the Company reported income available to common shareholders of $8.8 million, or $0.33 per common share on a diluted basis, representing a 4.3% increase compared to net income available to common shareholders of $8.5 million earned for the second quarter of 2009. On a per share basis, this represents a 37.3% decrease from the $0.52 per diluted share earned for the second quarter of 2009.

Key components of the Company’s performance are summarized below.

•

Total assets at June 30, 2010 were $10.4 billion, an increase of $676.1 million, or 7.0%, from $9.7 billion at December 31, 2009. The increase was a result of an increase in cash and cash equivalents of $949.3 million, mostly from deposit growth and the Company’s common stock issuance in March. Asset growth was offset by a decrease of $258.9 million in fed funds sold.

•

Total liabilities at June 30, 2010 were $9.1 billion, an increase of $332.4 million, or 3.8%, from December 31, 2009. The increase in total liabilities stemmed primarily from deposit growth during the year, as the Company had interest-bearing deposit growth of $572.4 million. Growth in deposits was offset by a decrease in the Company’s long-term debt of $159.7 million and a decrease in short-term borrowings of $75.0 million during the six-month period.

•

Total shareholders’ equity increased $343.6 million, or 36.0%, from $954.2 million at December 31, 2009 to $1.3 billion at June 30, 2010. Shareholders’ equity was impacted by the issuance and sale of 5.9 million additional shares of the Company’s common stock in March as part of an underwritten public equity offering. Net proceeds to the Company were $329.0 million in additional capital. Additionally, net income of $21.8 million and other comprehensive income of $6.7 million earned during the first six months of 2010 contributed to this increase. The increase was partially offset by $18.2 million in dividends paid on the Company’s common stock during the first six months of 2010.

•

Total loans at June 30, 2010 decreased $23.8 million to $5.8 billion at June 30, 2010. The $23.8 million decrease was primarily a result of a decrease in covered loans of $146.2 million, as expected losses were charged off. Organic growth of $122.4 million offset the net decrease in loans covered by loss share agreements. Organic growth was seen primarily in the commercial loan portfolio, as commercial loans increased $131.0 million since December 31, 2009.

•

Total customer deposits increased $517.8 million, or 6.9%, from $7.6 billion at December 31, 2009 to $8.1 billion at June 30, 2010. Growth was seen primarily in the Company’s savings and money market products. The increase was primarily a result of deposit growth in the Company’s Alabama and Florida markets.

•

Net interest income increased $31.9 million, or 83.2%, for the three months ended June 30, 2010, compared to the same period of 2009. The increase was primarily attributable to growth in the loan portfolio, as well as a decrease in interest expense on the Company’s short- and long-term debt. The Company was able to repay a portion of its borrowings during 2010 using liquidity provided by the Company’s common stock issuance and deposit growth. For the six months ended June 30, 2010, net interest income increased $64.8 million from the same period of 2009. Interest income increased $40.2 million from the second quarter of 2009, primarily attributable to growth in the Company’s loans from the three acquisitions completed in 2009. As a result of acquiring interest-bearing deposits of $2.7 billion during 2009, the Company’s interest expense increased 36.9% from the three months ended June 30, 2009. Deposit rates, as well as a decrease in the Company’s short-term borrowings, tempered the increase in interest expense for the second quarter of 2010. The Company’s net interest margin ratios on a tax-equivalent basis were 3.05% and 3.17% for the three months ended June 30, 2010 and 2009, respectively, and 3.10% for both the six-month periods ended June 30, 2010 and 2009.

•

Noninterest income decreased $1.3 million, or 4.1%, for the second quarter of 2010, as compared to the same period of 2009. The decrease in the current period was primarily due to a $5.9 million decrease in gains on the sale of investment securities during the current quarter. These decreases were offset partially by increases in service charges, ATM fees, and broker commissions for the corresponding three-month periods of 2010. For the six-month period ended June 30, 2010, noninterest income increased $3.3 million, or 5.9%, from the same period of 2009. The increase was a result of $3.8 million in gain adjustments due to settlement items recorded in 2010.

•

Noninterest expense increased $30.0 million, or 52.1%, for the quarter ended June 30, 2010, as compared to the same quarter last year, and $49.2 million, or 52.5%, for the six-month period. The increases resulted primarily from higher salary and benefit costs of $12.9 million and $24.5 million for the three- and six-month periods, as the Company expanded its employee base with the Alabama and Florida acquisitions. The Company hired additional executives and other personnel to continue staffing the Company’s new markets and expanded operating activities. Noninterest expense also included increases in net costs of OREO property, as the Company moved an increased number of properties into OREO. FDIC assessments increased in the current year, as IBERIABANK and IBERIABANK fsb are subject to additional FDIC insurance assessments. The increasing size of the Company led to additional occupancy and equipment expenses due to the Company’s acquired branches.

•

The Company recorded a provision for loan losses of $12.9 million during the second quarter of 2010, compared to a provision of $7.8 million for the second quarter of 2009. The increase in the provision in 2010 was primarily attributable to loan portfolio growth and a decline in overall asset quality in portions of the Company’s loan portfolio. The provision for the second quarter of 2010 was also impacted by the provision taken on covered loans to reserve for additional expected losses in the covered loan portfolio. As of June 30, 2010, the allowance for loan losses as a percent of total loans was 1.67%, a 71 basis point increase over 0.96% at December 31, 2009. Net charge-offs for the second quarter of 2010 were $6.1 million, or 0.44% of average loans on an annualized basis, compared to $3.1 million, or 0.33%, a year earlier.

•	In June 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with all four quarterly dividends in 2009 and the first quarter of 2010.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $9.4 billion during the quarter ended June 30, 2010, an increase of $1.9 billion, or 26.1%, from the year ended December 31, 2009 and $4.4 billion, or 88.0%, from June 30, 2009.

Loans and Leases – The average loan portfolio increased $545.6 million, or 10.8%, during the first six months of 2010. On a period-end basis, covered loans acquired from CSB, Orion, and Century declined $146.2 million. Organic growth of $122.4 million offset the decreases on the covered assets. As a result, the total loan portfolio decreased $23.8 million, or 0.4%, during 2010.

The Company’s average loan to deposit ratios at June 30, 2010 and December 31, 2009 were 70.6% and 82.1%, respectively. At June 30, 2010, the percentage of fixed rate loans within the total loan portfolio increased to 51% from 48% at year-end. The following table, which includes covered loans, sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	June 30, 2010	December 31, 2009	Increase/(Decrease)
(dollars in thousands)			Amount	Percent

Residential mortgage loans:
Residential 1-4 family	$767,502	$975,395	$(207,893)	(21.3)%
Construction/ Owner occupied	23,251	32,857	(9,606)	(29.2)%

Total residential mortgage loans	790,753	1,008,252	(217,499)	(21.6)%

Commercial loans:
Real estate	2,484,828	2,500,433	(15,605)	(0.6)%
Business	1,348,217	1,217,326	130,891	10.8%

Total commercial loans	3,833,045	3,717,759	115,286	3.1%

Consumer loans:
Indirect automobile	268,936	259,339	9,597	3.7%
Home equity	722,272	649,821	72,451	11.1%
Other	145,544	149,194	(3,650)	(2.4)%

Total consumer loans	1,136,752	1,058,354	78,398	7.4%

Total loans receivable	$5,760,550	$5,784,365	$(23,815)	(0.4)%

Total commercial loans increased $115.3 million, or 3.1%, compared to December 31, 2009, with the increase primarily attributable to organic growth, partially offset by covered loan decreases. Commercial loans covered by loss share agreements decreased $15.7 million, or 1.6%, during the first six months of 2010, as expected losses on loans were charged off. Offsetting the decrease was legacy commercial loan growth of $131.0 million. Commercial business loans increased $130.9 million, or 10.8%, offsetting commercial real estate decreases from year-end primarily from covered loan paydowns.

The consumer loan portfolio increased $78.4 million, or 7.4%, compared to December 31, 2009, driven primarily by an increase in the home equity and indirect automobile portfolios. The increase in the home equity portfolio from December 31, 2009 is partially the result of the reclassification of a portion of covered loans as home equity loans upon system conversion to conform to the Company’s reporting guidelines. Consumer loan growth in the Company’s non-covered loan portfolio was impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

A $217.5 million decrease in mortgage loans to $790.8 million also contributed to the decrease during the first six months of 2010. Of the total mortgage loan decrease from December 31, 2009, $194.4 million, or 89.4%, was a result of a decrease in mortgage loans covered by loss share agreements, primarily from the reclassification of home equity loans noted previously. The remaining decrease was attributable to legacy assets, as loans were paid down and new mortgage loan originations slowed. The Company generally retains certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations and lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Because of the loss protection provided by the FDIC, risk of loss in the CSB, Orion, and Century loan portfolios and foreclosed real estate is significantly different from other assets not covered under loss share agreements. Accordingly, loans subject to loss share agreements are presented as “covered loans” below, and loans not subject to loss share agreements are presented as “non-covered loans.”

The following is a summary of the major categories of non-covered loans outstanding:

(dollars in thousands)	June 30, 2010	December 31, 2009
Non-covered Loans
Residential mortgage loans:

Residential 1-4 family	$406,762	$434,956
Construction/ Owner occupied	23,251	18,198

Total residential mortgage loans	430,013	453,154

Commercial loans:
Real estate	1,723,108	1,659,844
Business	1,154,548	1,086,860

Total commercial loans	2,877,656	2,746,704

Consumer loans:
Indirect automobile	268,936	259,339
Home equity	517,286	512,087
Other	142,431	142,615

Total consumer loans	928,653	914,041

Total non-covered loans receivable	$4,236,322	$4,113,899

The carrying amount of the covered loans at June 30, 2010 consisted of acquired impaired loans, accounted for in accordance with ASC Topic 310-30, and performing loans at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following table.

(dollars in thousands) Covered Loans:	Acquired Impaired Loans at Acquisition Date	Acquired Performing Loans at Acquisition Date	Total Covered Loans
Residential mortgage loans:

Residential 1-4 family	$68,165	$292,575	$360,740
Construction/ Owner occupied	—	—	—

Total residential mortgage loans	68,165	292,575	360,740

Commercial loans:
Real estate	29,549	732,172	761,721
Business	13,639	180,029	193,668

Total commercial loans	43,188	912,201	955,389

Consumer loans:
Indirect automobile	—	—	—
Home equity	17,995	186,991	204,986
Other	1,391	1,722	3,113

Total consumer loans	19,386	188,713	208,099

Total loans receivable	$130,739	$1,393,489	$1,524,228

Asset Quality

The overall credit quality of the Company’s originated assets at June 30, 2010 was considered by management to be strong. Despite declines in asset quality in portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Declines in asset quality during 2010 were primarily attributable to larger isolated credits and not a significant shift in overall portfolio quality and this impact is described in the “Covered Loans” section below. Consistent with 2009, the Company’s purchase and assumption of CSB, Orion, and Century significantly impacted overall asset quality. Management seeks to recognize and disclose significant problem loans quickly and take prompt action to address material weaknesses in those credits. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming Assets

Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at June 30, 2010 or December 31, 2009 as the loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements totaled $68.9 million at June 30, 2010, an increase of $8.8 million, or 14.7%, from December 31, 2009. At December 31, 2009, the Company presented covered and non covered nonperforming assets. The Company has revised its previous disclosure to exclude covered loans since, as noted above, interest income is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. The following table sets forth the composition of the Company’s non-covered nonperforming assets as of the dates indicated.

(dollars in thousands)	June 30, 2010	December 31, 2009

Nonaccrual loans:
Commercial, financial and agricultural	$37,087	$31,029
Mortgage	4,062	3,314
Loans to individuals	6,900	5,504

Total nonaccrual loans	48,049	39,847

Accruing loans 90 days or more past due	5,645	4,960

Total nonperforming loans (1)	53,694	44,807
OREO and foreclosed property	15,214	15,281

Total nonperforming assets (1)	68,908	60,088
Performing troubled debt restructurings	2	—

Total nonperforming assets and troubled debt restructurings (1)	$68,910	$60,088

Nonperforming loans to total loans (1)	1.27%	1.09%
Nonperforming assets to total assets (1)	0.91%	0.91%
Allowance for loan losses to nonperforming loans (1)	119.64%	124.14%
Allowance for loan losses to total loans	1.52%	1.36%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.

Nonperforming loans as a percentage of total loans was 1.27% at June 30, 2010, 18 basis point higher than at December 31, 2009. If covered loans meeting nonperforming criteria are included, nonperforming loans would have been 14.71% of total loans before discounts (i.e. based on the contractual unpaid principal balance) at June 30, 2010 and 13.33% at December 31, 2009. The allowance for loan losses as a percentage of nonperforming loans was 119.64% at June 30, 2010 and 124.14% at December 31, 2009. Including covered assets, the allowance coverage of total loans before application of covered loan discounts would have been 1.44% at June 30, 2010 and 0.79% at December 31, 2009.

The increase in nonperforming assets from December 31, 2009 was a result of additional nonaccrual loans at June 30, 2010, as these nonaccrual loans increased $8.2 million, or 20.6%. Of the $8.2 million increase, $7.6 million, or 92.2%, was a result of two credits at IBERIABANK. The two credits were put on nonaccrual status during the first quarter, primarily due to a change in appraised collateral value on the loans. These credits have specific reserves on the outstanding balance at June 30, 2010 to cover probable losses.

Nonperforming assets totaled $68.9 million at June 30, 2010 and were split evenly between IBERIABANK and IBERIABANK fsb. IBERIABANK accounted for $33.8 million, or 49.0%, of nonperforming assets at June 30, 2010. Nonaccrual loans at IBERIABANK increased $13.6 million, or 114.4%, from December 31, 2009. The increase was primarily a result of the two commercial credits mentioned previously. An additional $5.8 million was a result of three additional commercial credits placed on nonaccrual during 2010. The increase in nonaccrual loans is primarily from these isolated credits and not a result of significant decline in overall portfolio quality. IBERIABANK fsb’s nonperforming assets totaled $35.1 million at June 30, 2010, including $22.5 million of nonaccrual loans, compared to $41.0 million in nonperforming assets at December 31, 2009. The $5.9 million decrease since year-end was primarily the result of a decrease of $5.4 million in nonaccrual loans and $1.1 million in OREO properties. The Company’s efforts to address risk in the IBERIABANK fsb portfolio led to the decrease in nonperforming assets at IBERIABANK fsb.

Nonperforming asset balances as a percentage of total assets have remained at a relatively low level. Total nonperforming assets were 0.91% of non-covered assets at June 30, 2010, consistent with December 31, 2009. In response to a slight decline in asset quality during 2010, the Company increased its reserve for loan losses which in turn increased the reserve coverage of total noncovered loans to 1.52% at June 30, 2010, 16 basis points above December 31, 2009.

Management continually monitors loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the six-month period ended June 30, 2010 were $11.2 million, or 0.40% of average loans on an annualized basis, as compared to $5.4 million, or 0.29%, for the same six months last year. The increase in net charge-offs over 2009 was a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company experienced some asset quality deterioration. The increase in charge-offs can also be attributed to an increase in the size of the Company’s total loan portfolio, as the acquisitions during 2009 also affected charge-offs in the current year. The Company recorded charge-offs of $1.1 million on covered assets during the six-month period ended June 30, 2010, which represented the portion of additional losses arising on covered assets after acquisition that are not recoverable from the FDIC as part of the loss share agreements.

Past Due Loans

At June 30, 2010, loans past due 30 days or more excluding covered loans were 1.59% of total IBERIABANK loans and 2.86% of total IBERIABANK fsb loans. On a consolidated basis, total past due loans excluding covered loans were 1.90% of total loans at June 30, 2010, an increase of 21 basis points from December 31, 2009. Including covered loans, loans past due 30 days or more would have been 16.49% of total loans before discount adjustments at June 30, 2010 and 16.30% at December 31, 2009. Past due loans by portfolio are presented in the following table.

	June 30, 2010	December 31, 2009
IBERIABANK
(Excluding FDIC Covered Loans)
30+ days past due	0.81%	0.58%
Non-accrual loans	0.78%	0.38%

Total past due loans	1.59%	0.96%

IBERIABANK fsb
30+ days past due	0.60%	1.12%
Non-accrual loans	2.26%	2.78%

Total past due loans	2.86%	3.90%

IBERIABANK Corporation
(Excluding FDIC Covered Loans)
30+ days past due	0.77%	0.72%
Non-accrual loans	1.13%	0.97%

Total past due loans	1.90%	1.69%

IBERIABANK past due loans increased $8.2 million, or 45.3%, from December 31, 2009, and drove the 21 basis point increase in consolidated past due loans. Six commercial loans totaling $14.2 million at IBERIABANK contributed to the increase. These six loans were less than 60 days past due at June 30, 2010. Total consumer and mortgage loans past due in the IBERIABANK portfolio decreased $3.1 million and $0.3 million, respectively, from December 31, 2009.

At IBERIABANK fsb, past due loans decreased $5.2 million, or 46.6%, from December 31, 2009, to $6.0 million. The decrease was a result of the Company’s efforts to address the credit quality issues in its portfolio. Loans past due less than 90 days decreased to 0.36% of loans, or $3.6 million, down $5.9 million from year-end. Offsetting the decrease was an increase in loans past due 90 days of $0.7 million.

Covered Loans

The loans and foreclosed real estate that were acquired in the CSB, Orion, and Century acquisitions in 2009 are covered by loss share agreements between the FDIC and IBERIABANK, which affords IBERIABANK significant loss protection. As a result of the loss protection provided by the FDIC, the risk of loss on the acquired loans and foreclosed real estate is significantly different from those assets not covered under the loss share agreements.

At their acquisition date, covered assets were recorded at their fair value, which included an estimate of credit losses. The Company estimated the fair value of the total acquired loan portfolios by segregating the total portfolio into loan pools with similar characteristics, which included loan performance at the time of acquisition, loan type based on regulatory reporting guidelines, the nature of collateral, interest rate type, and loan payment type. Covered assets were segregated by pools with evidence of credit deterioration and pools considered to be performing at the time of acquisition. From these pools, the Company used certain loan information, including outstanding principal balance, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool. Each loan pool was then recorded at fair value based on the Company’s estimate of cash flows expected to be collected on each loan pool sharing common risk characteristics.

Although covered loans are not included in the Company’s nonperforming assets, in accordance with bank regulatory reporting standards, both acquired loans considered impaired at the time of acquisition and those performing at the time of acquisition that meet the Company’s definition of a nonperforming loan at each balance sheet date are discussed below. Included in the discussion are all covered loans that are contractually past due based on the number of days past due. Certain measures of the asset quality of covered loans are discussed below. Loan balances are reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. Because of the loss share agreements, balances discussed below are for general comparative purposes only and do not represent the Company’s risk of loss on covered assets. Because these assets are covered by the loss share agreements with the FDIC, 80% of incurred losses are reimbursable from the FDIC.

Total covered assets past due at June 30, 2009 totaled $1.1 billion before discounts, a decrease of $82.7 million, or 7.3%, from December 31, 2009. Past due assets included $822.1 million in loans that would otherwise meet the Company’s definition of nonaccrual loans, $200.5 million in accruing loans past due, and $30.6 million in OREO properties. The decrease in nonperforming assets was driven by a decrease of $31.5 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and a decrease of $28.2 million in OREO. The decreases in nonaccrual loans and foreclosed properties were primarily a result of chargeoffs of loan balances and OREO properties, as well as the sale of OREO properties during the first six months of 2010.

These decreases were offset by an increase in accruing loans 90 days past due of $69.3 million. The increase of $69.3 million relates primarily to larger commercial credits that have migrated during 2010, and not a significant deterioration in asset quality, as loans past due less than 90 days decreased $92.3 million, or 50.0%, from year-end.

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

Acquired loans follow the reserve standard set in ASC Topic No. 310-30. At acquisition, the Company reviews each loan or loan pool to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the book value of the loan, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to ASC Topic No. 310-30 are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in the CSB, Orion, and Century acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses are reflected as a provision for loan losses. Because acquired impaired loans follow the reserve standard set in ASC Topic No. 310-30, and acquired performing loans follow the same standard by analogy, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan pool and compares the total expected cash flow of the loan pools to the book value of the loan pools. If the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the associated indemnification asset. During the six months ended June 30, 2010, the Company recorded an allowance for loan losses of $31.8 million to reserve for the portion of probable losses arising in the covered loan portfolio after the respective acquisition dates. Because the Company has addressed deterioration in the covered loan portfolio on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses is adequate at June 30, 2010 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The allowance for loan losses amounted to $96.0 million, or 1.67% of total loans, at June 30, 2010, $40.2 million higher than at December 31, 2009. The allowance as a percentage of loans was 71 basis points above the 0.96% at December 31, 2009. Of the $96.0 million in allowance, $75.7 million related to the IBERIABANK loan portfolio and $20.3 million related to the IBERIABANK fsb portfolio, and represents 1.59% and 2.04% of respective loan portfolio balances at June 30, 2010. Since December 31, 2009, the IBERIABANK allowance has increased $41.2 million, or 119.7%, while IBERIABANK fsb’s allowance decreased $1.0 million, or 4.7%.

The increase in the IBERIABANK portfolio is primarily related to increased reserves on covered loans at June 30, 2010. The allowance for loan losses on covered loans increased $31.6 million from December 31, 2009.

A summary of changes in the allowance for loan losses for the six months ended June 30, 2010 is as follows:

	IBERIABANK
(dollars in thousands)	Covered Loans	Non-covered loans	IBERIABANK fsb	Total

Balance, beginning of year	$145	$34,286	$21,337	$55,768

Provision for loan losses before benefit attributable to FDIC loss share agreements	32,696	15,413	3,328	51,437

Benefit attributable to FDIC loss share agreements	(25,337)	—	—	(25,337)

Net provision for loan losses	7,359	15,413	3,328	26,100

Increase in indemnification asset	25,337	—	—	25,337
Loans charged-off	(1,094)	(7,652)	(5,850)	(14,596)
Recoveries	11	1,855	1,525	3,391

Balance, end of year	$31,758	$43,902	$20,340	$96,000

The increase in the allowance balance during 2010 was primarily a result of additional reserves on the covered loan portfolio based on the Company’s estimate of expected cash flows from these portfolios. Expected cash flow on five of the Company’s acquired loan pools decreased $32.7 million during 2010, and thus a reserve was established to cover additional expected losses in these portfolios. The $32.7 million increase in the allowance for covered loans was recorded as a $7.4 million provision for loan losses in the Company’s consolidated statement of income for the three months ended June 30, 2010 and a $25.3 million increase to the Company’s indemnification asset.

The allowance on the non-covered portion of the Company’s loan portfolio increased due to quarterly loan charge-offs and additional specific reserves on two commercial credits at IBERIABANK. The allowance for loan losses was affected by net charge-offs of $10.1 million in the first six months of 2010. Of the $10.1 million, 57.3% were IBERIABANK charge-offs while $4.3 million, or 42.7%, were IBERIABANK fsb charge-offs. Excluding covered loans, net charge-offs as a percentage of total loans at IBERIABANK were 0.65% of average loans and 0.31% of average loans at IBERIABANK fsb at June 30, 2010. Excluding charge-off replacement, the Company recorded a provision of $14.9 million to reserve for loan growth and changes in asset quality during the year to address the increased risk of loss inherent in the Company’s loan portfolio at June 30, 2010.

Because of the increase in the allowance during the first six months of 2010, the allowance coverage of nonperforming loans increased from 80.3% at December 31, 2009 to 119.6% at June 30, 2010, excluding covered loans. The allowance for loan losses on non-covered loans covers total past due loans 79.8% at June 30, 2010, consistent with December 31, 2009 coverage of 80.3%.

Investment Securities – Total investment securities increased $166.8 million, or 10.6%, during the first six months of 2010. The increase was driven by purchases of securities during the year using the Company’s available cash.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2010. There were no transfers of securities between investment categories during the first six months of 2010.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2009	$1,320,476	$260,361
Purchases	419,654	70,601
Sales, net of gains	(33,889)	—
Principal maturities, prepayments and calls	(276,530)	(25,024)
Amortization of premiums and accretion of discounts	(5,988)	(309)
Increase (Decrease) in market value	18,271	—

Balance, June 30, 2010	$1,441,994	$305,629

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of June 30, 2010, management’s assessment concluded that no declines are deemed to be other-than-temporary.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Home Loan Bank (“FHLB”) of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $950.5 million, or 1,177.5%, to $1.0 billion at June 30, 2010, compared to $80.7 million at December 31, 2009. Cash proceeds from the Company’s common stock offering in March 2010 and deposit growth drove the increase from December 31, 2009.

Mortgage Loans Held for Sale – Loans held for sale increased $48.0 million, or 71.7%, to $114.9 million at June 30, 2010, compared to $66.9 million at December 31, 2009. The increase was a result of additional sales volume generated during the first six months of the year. Consistent with seasonal patterns, the Company originated $735 million in mortgage loans during the first six months of 2010. Originations were offset by $687 million in loan sales during the first six months of the year. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Other Assets

The following table details the changes in other asset categories during the first six months of 2010.

(dollars in thousands)	June 30,	December 31,	Increase/(Decrease)
	2010	2009	Amount	Percent
Cash and due from banks(1)	$1,124,736	$175,397	$949,339	541.3%
FDIC loss share receivable	822,858	1,034,734	(211,876)	(20.5)
Premises and equipment	195,464	137,426	58,038	42.2
Bank-owned life insurance	71,892	70,813	1,079	1.5
Goodwill	227,080	227,080	—	—
Core deposit intangibles	24,063	26,342	(2,279)	(8.7)
Title plant and other intangible assets	6,722	6,722	—	—
Accrued interest receivable	33,549	32,869	680	2.1
FHLB and FRB stock	62,849	61,716	1,133	1.8
Fed funds sold	2,533	261,421	(258,888)	(99.0)
Derivative market value	30,940	32,697	(1,757)	(5.4)
Other real estate owned	45,843	74,092	(28,249)	(38.1)
Receivable due from the FDIC	20,925	6,817	14,108	207.0
Investment in new market tax credit entities	113,213	104,200	9,013	8.6
Other	66,710	72,194	(5,484)	(7.6)

Total	$2,849,377	$2,324,520	$524,857	22.6%

(1)	Cash and due from banks include short-term investments noted previously

The $949.3 million increase in cash and due from banks resulted from the net proceeds of the Company’s common stock sold in March 2010. In addition, the Company had deposit growth of $517.8 million during the quarter, which was partially offset by new loan growth.

As part of the CSB, Orion, and Century acquisitions, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The decrease in the balance of the loss share receivable is a result of the movement of current expected reimbursements resulting from loan chargeoffs to the receivable due from the FDIC. Offsetting the decreases due to reimbursements was a $25.3 million increase to the balance during the second quarter to account for a decrease in expected cash flows from original loss estimates on some of the Company’s covered loan pools.

The $58.0 million increase in premises and equipment over December 31, 2009 was a result of the purchase of $45.0 million in branch premises and equipment from the FDIC as part of the CSB, Orion, and Century acquisitions, as well as additional capitalized expenditures at the Company’s branches during the first six months of 2010. The investment in additional branch property is part of the Company’s growth strategy and expansion into newer markets.

The $1.1 million increase in the Company’s bank-owned life insurance balance was a result of earnings on existing policies during the first six months of 2010.

The $2.3 million decrease in core deposit intangibles was due to amortization expense of $2.3 million during the first six months of 2010. There were no additional core deposit intangible assets recorded during the six months of 2010.

The $0.7 million increase in accrued interest receivable from year-end is due primarily to the increase in loan balances over December 31, 2009, offset partially by the timing of interest payments during the quarter.

The $1.1 million increase in FHLB and FRB stock was the result of $3.0 million in additional FRB stock purchases and $1.0 million in FHLB stock purchases, offset by $2.8 million in repurchases of stock during the six-month period ended June 30, 2010. The repurchase is mandatory for eligible stock based on FHLB regulations.

Fed funds sold decreased $258.9 million since December 31, 2009. Fed funds sold represent short-term excess liquidity, and the balance varies depending on the daily cash needs of the Company’s bank subsidiaries. Balances in fed funds sold fluctuate based on the daily requirements of short-term liquidity needed for loan growth and other operating activities.

The $1.8 million decrease in the market value of the Company’s derivatives was attributable to fair value adjustments on existing customer derivative agreements recorded during the first six months of 2010.

The $28.2 million decrease in OREO from December 31, 2009 was a result of sales of numerous OREO properties during the first six months of 2010. IBERIABANK OREO properties decreased $27.1 million, or 43.2%, while IBERIABANK fsb OREO properties decreased $1.1 million, or 9.8%. The decrease in OREO at IBERIABANK was a result of the movement of covered OREO balances out of the portfolio both because properties were sold and charged off during 2010. The decrease in covered OREO balances accounted for nearly all of the change at IBERIABANK, as legacy OREO increased only $1.0 million.

The balance due to the Company from the FDIC in accordance with the loss share agreements increased $14.1 million during the first six months of 2010. The increase in the balance is a result of the charge off of incurred losses on covered loans and OREO properties from their respective portfolios. The balance due from the FDIC includes 80% of incurred losses and reimbursable expenses, as well as a portion of settlement items from the initial acquisitions.

The $9.0 million increase in the Company’s investments in new market tax credits represents additional tax credit investments made during 2010 of $11.8 million, offset by the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $5.5 million decrease in other assets since year-end was primarily due to the Company’s prepaid FDIC insurance assessment which decreased $5.1 million. The decrease in the prepaid assessment represented the insurance expense incurred for the first six months of 2010, as the Company has not been required to deposit additional funds into their prepaid asset through June 30, 2010.

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

Deposits – Total end of period deposits increased $517.8 million, or 6.9%, to $8.1 billion at June 30, 2010, compared to $7.6 billion at December 31, 2009. The increase was a result of deposit growth, primarily in savings and money market accounts. Deposit growth was generated in the Company’s interest-bearing accounts, as the Company continues to generate additional deposits from new customers, primarily in the Company’s newer Mobile and Florida markets. The Company has been able to generate this deposits growth through the formation of new customer relationships and as existing customers build up current deposit levels, and not through deposit pricing. The average rate on interest-bearing deposits decreased 58 basis points for the six months ended June 30, 2010 when compared to the same six-month period of 2009. During the quarter, the Company saw movement of funds out of non-interest bearing accounts into interest-bearing accounts. The percentage of interest-bearing funds increased to 89.8% of total deposits from 88.4% at December 31, 2009. The growth in the interest-bearing accounts was driven by growth in many of the Company’s markets, particularly the Florida, Arkansas, Memphis, Lafayette, and Baton Rouge markets. Interest-bearing deposits grew $572.4 million, or 8.6%, during 2010.

The quarterly average balance in interest-bearing accounts increased $1.8 billion, or 33.0%, from December 31, 2009, and was a result of deposits acquired from Orion and Century, as well as organic growth during the period. The second quarter of 2010 included the full impact of the deposits acquired in November 2009. Noninterest-bearing deposits decreased $54.6 million, or 6.2%, from December 31, 2009 to June 30, 2010. On average, noninterest-bearing deposits increased $14.1 million, or 1.7%, from the fourth quarter, also a result of Orion and Century deposits.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2010	2009	Amount	Percent

Noninterest-bearing DDA	$820,254	$874,885	$(54,631)	(6.2)%
NOW accounts	1,333,120	1,351,609	(18,489)	(1.4)
Savings and money market accounts	2,808,412	2,253,065	555,347	24.6
Certificates of deposit	3,112,125	3,076,589	35,536	1.2

Total deposits	$8,073,911	$7,556,148	$517,763	6.9%

Short-term Borrowings – Short-term borrowings decreased to $200.0 million from $263.4 million at December 31, 2009, a 24.1% decrease. The Company was able to repay $75.0 million in short-term borrowings since year-end as a result of excess liquidity generated from deposit growth and net proceeds from the Company’s common stock issuance. The Company’s short-term borrowings at June 30, 2010 were comprised of $15.0 million in short-term fixed- and variable-rate advances, and $185.0 million of securities sold under agreements to repurchase. At December 31, 2009, the Company had $90.0 million in advances outstanding and $173.4 million in customer repurchase agreements. On average, short-term borrowings were $194.3 million for the second quarter of 2010, a $25.1 million, or 11.4%, decrease over December 31, 2009 average short-term borrowings of $219.4 million. Short-term borrowings were 2.2% of total liabilities at June 30, 2010, a decrease from 3.0% at December 31, 2009.

The average rates paid on short-term borrowings were 0.40 % and 0.71% for the quarters ended June 30, 2010 and 2009, respectively, and 0.39% and 0.77% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the average rate was a result of the decrease in bank borrowing rates since the second quarter of 2009.

Long-term Borrowings – Long-term borrowings decreased $159.7 million, or 21.4%, to $586.1 million at June 30, 2010, compared to $745.9 million at December 31, 2009. The decrease in borrowings from December 31, 2009 was a result of repayments of maturing long-term FHLB advances during the six months ended June 30, 2010. Long-term borrowings at June 30, 2010 were 6.5% of total liabilities, down from 8.5% at December 31, 2009.

At June 30, 2010, the Company’s long-term borrowings were comprised of $403.8 million of fixed- and variable-rate advances from the FHLB of Dallas, $111.4 million in junior subordinated debt, a $25.0 million note with a correspondent bank, and $45.9 million in notes payable on investments in the Company’s new market tax credit entities. The average rates paid on long-term borrowings were 3.01% and 4.07% for the quarters ended June 30, 2010 and 2009, respectively, and 2.90% and 4.13% for the same six month periods.

During the second quarter of 2010, the Company repaid $168.4 million of FHLB advances assumed from CSB and Century in 2009. The Company paid $168.7 million to repay the advances, incurring $0.3 million in prepayment penalties that are included in the Company’s statement of operations for the three- and six-month periods ended June 30, 2010.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2010, shareholders’ equity totaled $1.3 billion, an increase of $343.6 million, or 36.0%, compared to $954.2 million at December 31, 2009. The following table details the changes in shareholders’ equity during the first six months of 2010.

(dollars in thousands)	Amount
Balance, December 31, 2009	$954,215
Net income	21,843
Common stock issued	328,980
Reissuance of treasury stock for incentive compensation plans, net of shares surrendered	463
Cash dividends declared	(18,221)
Change in other comprehensive income from fair value adjustments	6,743
Share-based compensation cost	3,806

Balance, June 30, 2010	$1,297,829

During the first quarter of 2010, the Company issued and sold 5,973,207 shares of its common stock in an underwritten public offering for proceeds of $345.0 million. The six million additional common shares increases the Company’s total issued shares to 28.1 million, a 27.0% increase in share count over December 31, 2009. After deduction of the underwriters’ discount and legal, printing, and other professional fees, the Company received net proceeds of $329.0 million. The issuance of the common stock had a dilutive effect on the per share results of operations for the three- and six-month periods ended June 30, 2010.

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.1% of total shares outstanding. As of June 30, 2010, the Company had 149,029 shares remaining for repurchase under the plan. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first six months of 2010, the Company did not repurchase any shares of its common stock.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the second quarter of 2010 of $8.8 million, compared to $8.5 million earned during the second quarter of 2009, an increase of $0.3 million, or 4.3%. On a per share basis, the $0.33 earned per diluted share for the second quarter of 2010 represented a 37.3% decrease from the $0.52 earned for the second quarter of 2009.

For the six months ended June 30, 2010, the Company reported income available to common shareholders of $21.8 million, or $0.88 per share, compared to $14.3 million, or $0.88 per share, for the six months ended June 30, 2009. Common shareholder earnings in 2009 were negatively affected by a $3.4 million preferred stock dividend paid in the first quarter of 2009.

The following is a discussion of operating results for the three and six months ended June 30, 2010, compared to the same three- and six- month period ended June 30, 2009, by significant income statement caption.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $31.9 million, or 83.2%, to $70.1 million for the three months ended June 30, 2010, compared to $38.3 million for the three months ended June 30, 2009. The increase was due to a $40.2 million, or 66.0%, increase in interest income, which was partially offset by an $8.4 million, or 36.9%, increase in interest expense. The increase in interest income from the second quarter of 2009 was the result of a $4.4 billion increase in average interest-earnings assets, but was offset by a 61 basis point, or 12.3%, decrease in the average yield of interest-earning assets. The increase in average interest-earning assets is a result of the CSB, Orion, and Century acquisitions during the latter part of 2009, as well as organic growth in the legacy IBERIABANK and IBERIABANK fsb portfolios. The decrease in yields on earnings assets in the current period is consistent with industry-wide interest rate trends over the past 12 months and the Company’s expectations. Yields on the Company’s investment securities declined 124 basis points from the second quarter of 2009 to 3.23%. The decrease was offset by a 125 basis point increase in loan yields primarily from the commercial loan portfolio.

The increase in interest expense was also driven by an increase in average volume, as the quarterly rate on interest-bearing liabilities decreased 56 basis points, from 2.12% for the second quarter of 2009 to 1.56% for same period of 2010. The decrease in rates was a result of a decrease of 44 basis points on interest-bearing deposits, 31 basis points on short-term borrowings, and 106 basis points on long-term debt. Average interest-bearing liabilities increased $3.7 billion, or 86.6%, from the second quarter of 2009 to 2010. Consistent with interest-earning assets, the increase in average balance was primarily the result of the Company’s CSB, Orion, and Century acquisitions.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.82% during the three months ended June 30, 2010, compared to 2.87% for the comparable period in

2009. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 3.05% and 3.17% for the three months ended June 30, 2010 and 2009, respectively. On a year-to-date basis, the Company’s net interest margin increased 12 basis points during 2010, from 2.77% for the six months ended June 30, 2009 to 2.89% for the same six-month period of 2010. On a taxable equivalent basis, net interest margin remained steady at 3.10% for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the Company’s interest rate risk model indicated that the Company is asset sensitive in terms of interest rate sensitivity. As interest rates have fallen and excess liquidity has accumulated, the Company has become increasingly asset sensitive. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	20.4%
+100	10.0
-100	(1.6)
-200	(2.2)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At June 30, 2010, the Company had interest rate swaps in the notional amount of approximately $497.7 million for these transactions. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At June 30, 2010, the Company had $201.3 million notional amount of interest rate contracts with corporate customers and $201.3 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three- and six-month periods ended June 30, 2010 and 2009.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$902,597	$16,383	7.26%	$492,293	$6,958	5.65%	$947,300	$30,735	6.49%	$506,657	$14,305	5.65%
Commercial loans (TE) (2)	3,644,349	53,898	6.22%	2,383,784	27,299	4.68%	3,670,920	105,212	5.95%	2,349,945	53,620	4.68%
Consumer and other loans	1,069,257	18,163	6.81%	912,196	14,755	6.49%	1,059,835	34,976	6.65%	909,175	29,586	6.56%

Total loans	5,616,203	88,443	6.50%	3,788,273	49,012	5.25%	5,678,055	170,923	6.17%	3,765,777	97,511	5.26%
Mortgage loans held for sale	82,502	959	4.65%	89,298	1,058	4.74%	66,744	1,554	4.66%	85,624	2,040	4.76%
Investment securities (TE) (2)(3)	1,573,403	12,116	3.23%	1,006,051	10,706	4.47%	1,557,201	24,567	3.31%	987,211	21,319	4.54%
Other earning assets	2,088,590	(301)	-0.06%	95,881	198	0.82%	1,870,318	1,793	0.19%	137,500	425	0.62%

Total earning assets	9,360,698	101,217	4.38%	4,979,503	60,974	4.99%	9,172,318	198,837	4.41%	4,976,112	121,295	4.98%

Allowance for loan losses	(63,115)			(42,970)			(59,022)			(41,847)
Nonearning assets	1,022,931			656,397			988,139			648,344

Total assets	$10,320,514			$5,592,930			$10,101,435			$5,582,609

Interest-bearing liabilities:
Deposits:
NOW accounts	$1,347,510	$2,473	0.74%	$947,363	$2,040	0.86%	$1,372,092	$5,069	0.74%	$928,920	$4,050	0.88%
Savings and money market accounts	2,678,399	10,280	1.54%	1,101,165	3,920	1.43%	2,540,867	20,028	1.59%	1,054,342	7,759	1.48%
Certificates of deposit	3,113,010	13,257	1.71%	1,510,211	10,856	2.88%	3,096,390	23,969	1.56%	1,527,308	22,851	3.02%

Total interest-bearing deposits	7,138,919	26,010	1.46%	3,558,739	16,816	1.90%	7,009,349	49,065	1.41%	3,510,570	34,660	1.99%
Short-term borrowings	194,324	196	0.40%	172,153	311	0.71%	197,853	391	0.39%	179,508	698	0.77%
Long-term debt	639,923	4,872	3.01%	541,557	5,571	4.07%	687,924	10,036	2.90%	547,167	11,374	4.13%

Total interest-bearing liabilities	7,973,166	31,078	1.56%	4,272,449	22,698	2.12%	7,895,126	59,492	1.52%	4,237,245	46,732	2.22%

Noninterest-bearing demand deposits	818,985			570,298			821,956			562,328
Noninterest-bearing liabilities	231,875			86,804			206,809			79,664

Total liabilities	9,024,026			4,929,551			8,923,891			4,879,237
Shareholders’ equity	1,296,488			663,379			1,177,544			703,372

Total liabilities and shareholders’ equity	$10,320,514			$5,592,930			$10,101,435			$5,582,609

Net earning assets	$1,387,532			$707,054			$1,277,192			$738,867

Ratio of earning assets to interest-bearing liabilities	117.40%			116.55%			116.18%			117.44%

Net Interest Spread		$70,139	2.82%		$38,276	2.87%		$139,345	2.89%		$74,563	2.77%

Tax-equivalent Benefit			0.08%			0.11%			0.08%			0.11%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$72,730	3.05%		$39,694	3.17%		$143,769	3.10%		$77,318	3.10%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

The Company recorded a provision of $12.9 million for the three months ended June 30, 2010, a $5.1 million increase over the second quarter of 2009. For the six-month period ended June 30, 2010, the Company recorded a provision of $26.1 million, $15.3 million higher than the same six-month period of 2009. The increase in the provision during 2010 was in response to loan growth, noted deterioration in the overall loan portfolio, and a higher level of charge-offs at both IBERIABANK and IBERIABANK fsb. Of the second quarter provision, $6.4 million, or 49.9%, relates to the Company’s covered loan portfolio and represents the Company’s portion of the decrease in expected future cash flows in certain loan pools since acquisition. The Company’s allowance for loan losses on its covered portfolio is 2.08% of the covered loan portfolio at June 30, 2010.

While the majority of the Company’s non-covered loan portfolio performed well during the first six months of 2010, some asset quality deterioration was noted in the IBERIABANK portfolio during 2010. This credit deterioration was exemplified by an increase in nonperforming assets of $14.7 million at IBERIABANK, from $19.1 million at December 31, 2009 to $33.8 million at June 30, 2010. Nonperforming assets increased due to a $13.6 million increase in nonaccrual loans and a $1.0 million increase in OREO. The increase in nonaccrual loans was primarily the result of the addition of two commercial credits totaling $7.6 million to nonaccrual status during 2010. In response to the deterioration, IBERIABANK recorded a provision of $15.4 million for the first six months of 2010, $9.6 million above net chargeoffs of $5.8 million. As a result, the allowance for loan losses as a percentage of non-covered loans at IBERIABANK increased 26 basis points to 1.36% of total loans.

In the IBERIABANK fsb portfolio, asset quality improved from December 31, 2009, as total nonperforming assets decreased to $35.1 million, a $5.9 million, or 14.3%, decrease. Nonperforming assets as a percentage of total assets decreased to 2.11% from 2.68%. As a result of the improved credit quality in the IBERIABANK fsb portfolio, IBERIABANK fsb recorded a provision of $3.3 million during 2010, $1.0 million below net chargeoffs of $4.3 million. As a result of the improved performance of its portfolio, IBERIABANK fsb decreased its allowance for loan losses $1.0 million, which resulted in a decrease in the percentage of IBERIABANK fsb’s loan portfolio 8 basis points to 2.04% of total loans at June 30, 2010.

Total net charge-offs were $6.1 million for the second quarter of 2010, or an annualized charge-off percentage of 0.44%. Net charge-offs during the second quarter of 2009 were 0.33% of the consolidated loan portfolio. The increase in net charge-offs over the second quarter of 2009 was a result of increased IBERIABANK charge-offs during the current year, primarily in the commercial and indirect portfolios, as the Company experienced some asset quality deterioration. Net charge-offs in the second quarter of 2009 included recoveries of $1.1 million. Recoveries in the second quarter of 2010 totaled $1.7 million.

Management believes the allowance was adequate at June 30, 2010 to cover probable losses in the Company’s loan portfolio. In order to address the asset quality issues noted, the Company increased its consolidated allowance for loan losses as a percentage of outstanding loans, net of unearned income, 71 basis points, from 0.96% at December 31, 2009 to 1.67% at June 30, 2010. The allowance covers 67.1% and 119.6% of nonperforming assets and nonperforming loans, excluding assets covered under the loss-share agreements that are reimbursable by the FDIC. In addition, the Company’s provision for loan losses for the three- and six-month periods of June 30, 2010 and 2009 covers net charge-offs in the corresponding periods by a factor of 2.1 and 2.3 times, respectively. Excluding covered loans, the Company’s provision would still cover quarterly and year-to-date net charge-offs 1.1 and 1.8 times.

Noninterest Income – The Company’s total noninterest income was $30.7 million for the three months ended June 30, 2010, $1.3 million, or 4.1%, lower than the $32.0 million earned for the same period in 2009. For the first six months of 2010, noninterest income increased 5.9% from the same six-month period of 2009. The following table illustrates the changes in each significant component of noninterest income.

	Three Months Ended			Six Months Ended
			Percent			Percent
	June 30,		Increase	June 30,		Increase
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

Service charges on deposit accounts	$6,376	$5,479	16.4%	$12,277	$10,751	14.2%
ATM/debit card fee income	2,557	1,963	30.2	4,882	3,677	32.8
Income from bank owned life insurance	717	720	(0.4)	1,426	1,433	(0.5)
Gain on acquisition	—	—	—	3,781	—	100.0
Gain on sale of loans, net	10,625	10,808	(1.7)	17,999	19,338	(6.9)
Gain (loss) on sale of assets	(113)	(572)	(80.2)	(179)	(573)	68.8
Gain (loss) on sale of investments, net	60	5,879	(99.0)	983	5,882	(83.3)
Title income	4,813	5,232	(8.0)	8,516	9,711	(12.3)
Broker commissions	1,671	1,000	67.0	2,883	2,215	30.2
Other income	3,998	1,521	162.9	6,489	3,325	95.2

Total noninterest income	$30,704	$32,030	(4.1)%	$59,057	$55,759	5.9%

Service charges on deposit accounts increased $0.9 million in the second quarter compared to the same period last year, and $1.5 million for the year-to-date period, as customer volume increased at both IBERIABANK and IBERIABANK fsb. Primarily, NSF fees were up compared to 2009. Customer volume was generated by the additional locations in Florida and Alabama.

ATM/debit card fee income for the quarter increased $0.6 million and $1.2 million for the three-and six-month periods, respectively, over the comparable 2009 periods primarily due to the expanded cardholder base and increased usage by customers.

Earnings on the Company’s life insurance assets were down slightly in the current year, consistent with market performance and current yields.

Gains on the sale of loans decreased $0.2 million compared to the second quarter of 2009 primarily due to lower volume of mortgage loan originations and sales in the second quarter of 2010. However, the mortgage business, fueled by loan refinancings, continues to perform well. Mortgage production for the first six months of 2010 was $735 million, below production of $935 million for the same period in 2009. Total sales volume was $687 million during 2010, down from $908 million in 2009.

As discussed further in Note 4 to the consolidated financial statements, because of additional settlement items with the FDIC, the Company recorded a gain of $3.8 million during the six months ended June 30, 2010 on the FDIC-assisted acquisitions in 2009.

The $0.2 million loss on the disposal of assets in 2010 relates primarily to the disposal of automobiles at the former Orion branches. The $0.6 million loss on the sale of assets for the three-and six-month periods of 2009 is a result of the disposal of Pulaski Bank and Pulaski Mortgage Company signage in connection with the entities’ name change to IBERIABANK fsb and IBERIABANK Mortgage Company.

There were minimal sales of investment securities during the quarter ended June 30, 2010. The gain on the sale of investments for the six months of 2010 resulted from the sale of $33.9 million in securities. The gain on the sale of investments for the six months of 2009 resulted from the sale of $249.6 million in agency and mortgage-backed securities, as well as CMO’s, with the proceeds used to invest in higher yielding securities.

Title income decreased $0.4 million for the quarter when compared to the prior year. The decrease was a result of slower residual business from mortgage originations.

Broker commissions increased $0.7 million, or 67.0%, compared to the second quarter of 2009, and $0.7 million, or 30.2%, from the comparable six-month period of 2009. The increase in broker commissions reflects additional sales activity during 2010. Broker activity remained steady despite the overall weakened economy.

Other sources of noninterest income increased $2.5 million for the second quarter of 2010 and $3.2 million in the current six-month period. The increase was a result of additional credit card income from the Company’s expanded cardholder base. The Florida acquisitions during

2009 added additional credit card volume that led to income above the second quarter of 2009. The Company also recorded $0.6 million and $1.1 million in investment income for the current three- and six-month periods from its investment in new market tax credit entities during the fourth quarter of 2009 and the first two quarters of 2010. In addition to the tax credits the Company receives, income is generated on the investment the Company has made in these entities. There were no similar investments at June 30, 2009.

Noninterest Expense – The Company’s total noninterest expense was $75.8 million for the three months ended June 30, 2010, $26.0 million, or 52.1%, higher than the $49.8 million incurred for the same period in 2009. The following table illustrates the changes in each significant component of noninterest expense.

	Three Months Ended			Six Months Ended
			Percent			Percent
	June 30,		Increase	June 30,		Increase
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

Salaries and employee benefits	$39,578	$26,652	48.5%	$75,390	$50,879	48.2%
Occupancy and equipment	8,121	5,781	40.5	15,714	11,413	37.7
Franchise and shares tax	916	922	(0.7)	1,496	1,602	(6.6)
Communication and delivery	2,377	1,523	56.1	4,764	3,120	52.7
Marketing and business development	1,482	1,075	37.9	2,938	1,860	58.0
Data processing	3,333	1,669	99.7	6,161	3,227	90.9
Printing, stationery and supplies	794	659	20.5	1,511	1,137	32.9
Amortization of acquisition intangibles	1,269	622	104.2	2,279	1,243	83.3
Professional services	4,209	1,394	201.9	7,746	2,669	190.2
Other expenses	13,696	9,517	43.9	24,776	16,456	50.6

Total noninterest expense	$75,775	$49,814	52.1%	$142,775	$93,606	52.5%

Salaries and employee benefits increased $12.9 million for the second quarter and $24.5 million for the year over the comparable 2009 periods. The increases were primarily due to increased staffing due to the growth of the Company. In addition to the CSB, Orion, and Century acquisitions, the Company expanded into the Houston and Mobile markets in 2009 and has continued staffing these markets. Included in salaries and employee benefits were increases in wages, payroll taxes, medical expenses, and stock compensation expense, all as a result of higher headcount over the first and second quarters of 2009.

Occupancy and equipment expense increased $2.3 million for the second quarter and $4.3 million for the six-month period of 2010 over the comparable 2009 periods. These increases were due primarily to the costs of facilities associated with the Florida and Alabama acquisitions. In addition, the increase in the number of locations the Company currently operates led to an increase in repairs and maintenance on those branches. The increase in the number of locations has also driven utilities, rental, and property taxes higher in 2010.

The Company was able to keep franchise and shares tax expenses steady with the second quarter of 2009. Despite the payment of Alabama business privilege tax in 2010, the Company was subject to lower shares tax on IBERIABANK in 2010 as a result of the assessment base for their shares tax calculation. A significant portion of shares tax was based on the percentage of deposits located within Louisiana. With IBERIABANK’s expansion into Alabama and Florida, the percentage of deposits located in Louisiana decreased to 55.2%, from 100% in prior years.

The Company’s expansion in the third and fourth quarters of 2009 led to an increase in communication and delivery, data processing charges, and printing and supplies expenses. The $0.9 million increase in communication and delivery charges is attributable to increased courier and telephone charges from the new branches added. Data processing charges increased 99.7% from the second quarter of 2009, as the size of the Company has led to higher processing volume and additional maintenance expenses. In addition, for the first six months of 2010, the Company incurred $1.2 million in merger-related data expenses, which primarily relate to system conversion expenses for the Orion and Century general ledger, loan, and deposit systems.

Marketing and business development expenses increased $0.4 million in the second quarter of 2010 and $1.1 million in the current year-to-date period over 2009 as a result of additional expenses associated with advertising and business development. The Company continued to market its expansion into Florida and Alabama.

The core deposit intangible assets created in the CSB, Orion, and Century acquisitions during the third and fourth quarters of 2009 contributed to the increases in amortization of intangible assets over the comparable three- and six-month periods of 2009.

Professional services expense was $2.8 million higher for the current three-month period and $5.1 million higher for the current six-month period compared to the same periods last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the CSB, Orion, and Century acquisitions, as well as the Company’s common stock offering in March 2010. Professional services have also increased due to the increased size and complexity of the Company. Merger-related professional services expenses totaled $1.9 million and $3.2 million for the three and six months of 2010, respectively. There were no comparable merger-related professional services for the 2009 periods.

Other noninterest expenses increased $4.2 million in the second quarter of 2010 primarily in three areas. First, other noninterest expenses for the three months ended June 30, 2010 and 2009 include $1.9 million and $0.6 million of travel expenses. For the six months ended June 30, 2010 and 2009, travel-related expenses were $3.5 million and $1.2 million, respectively. The increases over the 2009 period relate to additional travel due to the Florida and Alabama expansion. As the Company expands beyond its traditional Arkansas and Louisiana markets, travel expenses continue to be a necessary expense to fully integrate new markets into the Company.

Secondly, both credit and loan-related expense and ATM/debit card expenses reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and IBERIABANK fsb franchises. Credit-related expenses increased $1.3 million over the second quarter of 2009 and $2.8 million over the six-month period of 2009.

Other noninterest expenses in 2010 also include $3.0 million of projected passive losses on the Company’s new market tax credit entities. For the second quarter of 2010, the projected passive losses totaled $1.2 million. The Company began investing in these entities in the fourth quarter of 2009, and thus there were no passive losses during the comparable 2009 periods.

The increases in other noninterest expenses were offset partially by a decrease in FDIC assessments during the second quarter of 2010. FDIC insurance decreased $1.2 million from the comparable 2009 three-month period, due primarily to the special assessment that was assessed on all financial institutions recorded during 2009. For the six month periods, 2010 FDIC insurance expenses increased $0.1 million, or 3.0%, over 2009.

Other expense types, including credit card expenses, bank service charges, and stock market and registration agent fees, did not experience a significant fluctuation from the same periods of 2009.

Income Tax Expense – Income tax expense decreased $0.9 million, or 21.4%, for the three months ended June 30, 2010 to $3.3 million, compared to $4.2 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, income tax expense decreased $0.6 million, or 7.2%, to $7.7 million, from $8.3 million in 2009. The fluctuation from the prior period is a result of the Company’s investment in tax credits during the current periods.

The effective tax rates for the three months ended June 30, 2010 and 2009 were 27.4% and 33.3% respectively, and 26.0% and 32.0% for the corresponding six-month periods. The decrease in the effective tax rate for the periods presented was a result of the relative effective tax rates of the Company’s subsidiaries. The Company’s largest subsidiary, IBERIABANK, had a lower overall effective rate in the current quarter as a result of its investment in tax credits that commenced in the third quarter of 2009. As a result, IBERIABANK’s effective tax rate decreased significantly from the prior year. The Company’s IBERIABANK fsb, Lenders Title, and ICP subsidiaries, as well as the holding company, all had income tax benefits during the second quarter of 2010, either from nontaxable income deductions at IBERIABANK fsb or, in the case of the other legal entities, net losses for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2010 totaled $2.2 billion, or 69.7% of the total CD balance at June 30, 2010. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash inflows totaled $949.3 million for the six months ended June 30, 2010, an increase of $1.1 billion from net cash outflow of $154.5 million for the six months ended June 30, 2009. The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flow provided by operations	$442,079	$20,081
Cash flow (used in) investing activities	(121,955)	(269,284)
Cash flow provided by financing activities	629,215	94,683

Net increase (decrease) in cash and cash equivalents cash flow	$949,339	$(154,520)

The Company had operating cash inflow of $442.1 million during the first six months of 2010, $422.0 million higher than in the same period of 2009. The increase was primarily due to reimbursement of $238.7 million in recoverable covered asset losses. In addition, the Company had a decrease in other assets during the six months of 2010, with the most significant decrease in fed funds sold of $258.9 million. The value of the Company’s loss share receivable asset decreased $211.9 million during the second quarter of 2010, as loans were charged off and recoverable amounts submitted for reimbursement from the FDIC. Other significant noncash adjustments included the gain adjustment on the Company’s acquisitions of $3.8 million during the first quarter of 2010 and a $26.1 million provision for the six months ended June 30, 2010. Offsetting the increases in cash inflows was an increase in net originations of held for sale loans in the current year. Originations outpaced loan sales by $30.0 million in 2010, an increase of $22.7 million over the six months of 2009, and resulted in an increase in the held for sale loan balance at June 30, 2010. Net income for the first six months of 2010 was $4.2 million higher than the same period in 2009 and the provision for loan losses was $15.3 million higher for the same six-month period.

Cash flow from investing activities increased $147.3 million during the first six months of 2010 compared to the same period in 2009 primarily due to a decrease in investment purchases and an increase in cash activity on loans. Net cash used in available for sale investment purchases decreased $16.2 million, from $124.5 million in purchases in the first six months of 2009 to $108.3 million for the same period of 2010. The other significant change in investing cash flow was a net increase in cash from loans receivable of $126.5 million. Excluding held for sale loans, the Company had a net decrease in loan balances during 2010 of $35.1 million. Offsetting the increase in cash flows was an increase of $13.6 million in purchases of property and equipment.

Net financing cash flows increased $534.5 million during the first six months of 2010 compared to the first six months of 2009, primarily due to an increase in cash from customer deposits of $351.6 million and cash proceeds from the Company’s common stock issuance of $329.0 million. Offsetting these cash inflows were payments (net of proceeds) on the Company’s short- and long-term debt of $212.7 million. In 2009, borrowings increased $19.0 million. Financing cash flow in 2009 was adversely affected by the Company’s redemption of its preferred stock for $89.0 million. 2009 cash outflow also included the $3.4 million dividend paid on the preferred stock.

The Company believes it has adequate liquidity to fund ongoing operations. During the first quarter of 2010, the Company raised $329.0 million in net proceeds in a publicly underwritten common stock issuance. In addition, the Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company working capital.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2010, the Company had $403.8 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at June 30, 2010 were $2.0 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130.0 million in the form of federal funds and other lines of credit. At June 30, 2010, the Company had no balance outstanding on these lines, and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At June 30, 2010, the total approved unfunded loan commitments outstanding amounted to $160.3 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $1.0 billion. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At June 30, 2010, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of June 30, 2010.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent

Tier 1 Leverage	$1,118,888	11.15%	$401,523	4.00%
Tier 1 Risk-Based	$1,118,888	20.02%	$223,601	4.00%
Total Risk-Based	$1,214,124	21.72%	$447,201	8.00%

In addition to its regulatory capital ratios, the Company assesses capital strength using a tangible common equity ratio, defined as total common equity, less the Company’s intangible assets, divided by its tangible assets, and a ratio of its tangible common equity as a percentage of its risk-weighted assets. The Company had the following ratios at June 30, 2010.

For the Three Months Ended June 30, 2010

Tangible common equity to tangible assets	10.28%
Tangible common equity to risk-weighted assets	18.60%

Non-GAAP Financial Measurements

Because the Company had significant levels of intangible assets in its consolidated financial statements at June 30, 2010, including $227.1 million in total goodwill, $24.1 million in core deposit intangible assets, and $7.0 million in other intangible assets, management of the Company believes the tangible common equity ratios above provide valuable information useful in evaluating the Company’s financial condition and capital strength. The calculations of these common equity ratios, which are similar to the GAAP calculation of equity to total assets and equity to risk-weighted assets, are presented below.

(dollars in thousands)	For the Three Months Ended June 30, 2010
Equity to assets: (B)/ (A)	12.51%
Common equity to assets: (C)/(A)	12.51%
Tangible common equity to tangible assets (C-D-E)/ (A-D-E)	10.28%

Equity to risk-weighted assets: (B)/ (F)	23.22%
Tangible common equity to risk-weighted assets (C-D-E)/ (F)	18.60%

(A) Total assets	$10,376,464
(B) Total equity	1,297,829
(C) Total common equity	1,297,829
(D) Goodwill	227,080
(E) Core deposit and other intangible assets	31,021
(F) Risk weighted assets	5,590,028

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2009 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010. Additional information at June 30, 2010 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 1A. Risk Factors

The following risk factors contain information concerning factors that could materially affect our business’ financial condition or future results. The risk factors that are described below and that are discussed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 should be considered carefully in evaluating the Company’s overall risk profile. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on the Company’s business, financial condition or results of operations.

The oil leak in the Gulf of Mexico could have a negative impact on the Company’s customers and, indirectly, result in a negative impact on our earnings.

In late April 2010, the explosion and collapse of a drilling rig in the Gulf of Mexico off the Louisiana coast caused a major oil leak that only recently was contained. The ultimate impact of this leak has not been determined, but has the potential to negatively affect commercial activities in various industries across several states in which the Company conducts business on both a short-term and long-term basis, as well as the broader economies of the impacted regions. The Company continues to monitor closely containment and mitigation efforts, and has identified and communicated with customers that may be affected. The Company currently believes that its exposure to this event remains extremely limited.

Legislation has been enacted that will implement sweeping change to the current bank regulatory structure.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes a new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules.

In addition, the Dodd-Frank Act will eliminate the Office of Thrift Supervision, the primary regulator of IBERIABANK fsb. Under the Dodd-Frank Act, the Comptroller of the Currency (the primary regulator for national banks) will become the primary regulator of IBERIABANK fsb. This change will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).

While the Dodd-Frank Act is likely to increase the Company’s regulatory compliance burdens, the Company believes that it is too early to assess its full impact, in part because the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking. It is anticipated that, when adopted, these new regulations will require the Company to invest significant management attention and resources to evaluate and implement necessary changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No. 10.1	Form of Change in Control Severance Agreement.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: August 9, 2010	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer