Form 10-Q
period 2010-09-30
IBERIABANK CORP
filed 2010-11-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 8, 2010, the Registrant had 26,876,429 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$99,670	$94,674
Interest-bearing deposits in banks	804,012	80,723

Total cash and cash equivalents	903,682	175,397
Fed funds sold	7,655	261,421
Securities available for sale, at fair value	1,587,088	1,320,476
Securities held to maturity, fair values of $327,421 and $260,798, respectively	320,707	260,361
Mortgage loans held for sale	171,545	66,945
Loans covered by loss share agreement	1,511,991	1,670,466
Non-covered loans, net of unearned income	4,279,387	4,113,899

Total loans, net of unearned income	5,791,378	5,784,365
Allowance for loan losses	(131,954)	(55,768)

Loans, net	5,659,424	5,728,597
FDIC loss share receivable	906,014	1,034,734
Premises and equipment, net	201,626	137,426
Goodwill	234,228	227,080
Other assets	568,779	487,965

Total Assets	$10,560,748	$9,700,402

Liabilities
Deposits:
Noninterest-bearing	$856,882	$874,885
Interest-bearing	7,407,257	6,681,263

Total deposits	8,264,139	7,556,148
Short-term borrowings	289,248	263,351
Long-term debt	440,915	745,864
Other liabilities	266,698	180,824

Total Liabilities	9,261,000	8,746,187

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 28,079,841 and 22,106,659 shares issued	28,080	22,107
Additional paid-in-capital	954,995	632,086
Retained earnings	350,046	341,621
Accumulated other comprehensive income	23,995	22,416
Treasury stock at cost - 1,207,009 and 1,359,441 shares, respectively	(57,368)	(64,015)

Total Shareholders’ Equity	1,299,748	954,215

Total Liabilities and Shareholders’ Equity	$10,560,748	$9,700,402

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$89,725	$52,705	$260,647	$150,216
Mortgage loans held for sale, including fees	1,406	713	2,961	2,752
Investment securities:
Taxable interest	11,683	8,836	34,026	28,149
Tax-exempt interest	1,100	1,075	3,324	3,081
Accretion of FDIC loss share receivable	(5,025)	(45)	(4,405)	(45)
Other	929	270	2,102	696

Total interest and dividend income	99,818	63,554	298,655	184,849

Interest Expense
Deposits	24,798	17,368	73,864	52,027
Short-term borrowings	233	370	623	1,068
Long-term debt	4,854	5,150	14,890	16,525

Total interest expense	29,885	22,888	89,377	69,620

Net interest income	69,933	40,666	209,278	115,229
Provision for loan losses	5,128	25,295	31,227	36,110

Net interest income after provision for loan losses	64,805	15,371	178,051	79,119

Noninterest Income
Service charges on deposit accounts	6,085	5,983	18,361	16,734
ATM/debit card fee income	2,562	1,958	7,444	5,635
Income from bank owned life insurance	726	729	2,153	2,163
Gain on sale of loans, net	13,518	7,264	31,517	26,602
Gain on acquisitions	—	57,831	3,781	57,831
Title income	4,852	4,638	13,368	14,349
Broker commissions	2,320	1,329	5,204	3,544
Other income	6,718	1,502	14,009	10,135

Total noninterest income	36,781	81,234	95,837	136,993

Noninterest Expense
Salaries and employee benefits	40,932	29,161	116,323	80,041
Occupancy and equipment	8,779	5,856	24,493	17,269
Franchise and shares tax	669	859	2,165	2,461
Communication and delivery	2,331	1,582	7,095	4,701
Marketing and business development	1,545	1,324	4,483	3,184
Data processing	2,969	1,573	9,130	4,800
Printing, stationery and supplies	728	590	2,239	1,727
Amortization of acquisition intangibles	1,316	627	3,595	1,870
Professional services	2,321	2,145	10,066	4,815
Other expenses	18,781	10,823	43,556	27,277

Total noninterest expense	80,371	54,540	223,147	148,145

Income before income tax expense	21,215	42,065	50,741	67,967
Income tax expense	7,275	17,113	14,958	25,396

Net Income	$13,940	$24,952	$35,783	$42,571

Preferred Stock Dividends	—	—	—	(3,350)

Earnings Available to Common Shareholders - Basic	$13,940	$24,952	$35,783	$39,221

Earnings Allocated to Unvested Restricted Stock	(288)	(608)	(716)	(1,035)

Earnings Available to Common Shareholders - Diluted	$13,652	$24,344	$35,067	$38,186

Earnings per common share - Basic	$0.52	$1.23	$1.41	$2.25

Earnings per common share - Diluted	$0.52	$1.22	$1.40	$2.22

Cash dividends declared per common share	$0.34	$0.34	$1.02	$1.02

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2008	$87,779	$17,677	$474,209	$218,818	$12,294	$(76,569)	$734,208
Comprehensive income:
Net income				42,571			42,571
Change in unrealized gain on securities available for sale, net of taxes					3,751		3,751
Change in fair value of derivatives used for cash flow hedges, net of taxes					9,102		9,102

Total comprehensive income							55,424
Cash dividends declared, $1.02 per share				(17,948)			(17,948)
Preferred stock dividend and accretion	99			(3,350)			(3,251)
Preferred stock redemption	(87,878)		(2,249)				(90,127)
Redemption of preferred stock warrant			1,049				1,049
Reissuance of treasury stock under management incentive plans, net of shares surrendered in payment, including tax benefit, 112,688 shares			(721)			2,985	2,264
Common stock issued for vested restricted stock, net of shares forfeited			(5,596)			5,596	—
Common stock issued		4,427	160,076				164,503
Share-based compensation cost			4,487				4,487
Equity activity of joint venture				(28)			(28)

Balance, September 30, 2009	$—	$22,104	$631,255	$240,063	$25,147	$(67,988)	$850,581

Balance, December 31, 2009	$—	$22,107	$632,086	$341,621	$22,416	$(64,015)	$954,215
Comprehensive income:
Net income				35,783			35,783
Change in unrealized gain on securities available for sale, net of taxes					9,621		9,621
Change in fair value of derivatives used for cash flow hedges, net of taxes					(8,042)		(8,042)

Total comprehensive income							37,362
Cash dividends declared, $1.02 per share				(27,358)			(27,358)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 62,610 shares			(561)			1,245	684
Common stock issued		5,973	323,007				328,980
Common stock issued for recognition and retention plan, net of shares forfeited			(5,402)			5,402	—
Share-based compensation cost			5,865				5,865

Balance, September 30, 2010	$—	$28,080	$954,995	$350,046	$23,995	$(57,368)	$1,299,748

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$35,783	$42,571

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,975	7,876
Amortization of purchase accounting adjustments	(51,771)	75
Provision for loan losses	31,227	36,110
Noncash compensation expense	5,865	4,487
Loss on impaired securities	517	—
Loss on sale of assets	464	588
Gain on sale of investments	(5,158)	(5,857)
Gain on acquisitions	(3,781)	(57,831)
Loss on abandonment of fixed assets/write downs	—	154
Amortization of premium/discount on investments	10,204	1,746
Derivative gains on swaps	—	(193)
Mortgage loans held for sale
Originations and transfers	(1,256,416)	(1,236,770)
Proceeds from sales	1,183,332	1,274,053
Gain on sale of loans, net	(31,517)	(26,576)
Cash retained from tax benefit associated with share-based payment arrangements	(615)	(822)
FDIC reimbursement of recoverable covered asset losses	312,583	—
Decrease in other assets	85,639	46,932
Other operating activities, net	(13,811)	28,605

Net Cash Provided by Operating Activities	310,521	115,148

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	214,787	248,211
Proceeds from maturities, prepayments and calls of securities available for sale	446,565	326,526
Purchases of securities available for sale	(854,208)	(714,667)
Proceeds from maturities, prepayments and calls of securities held to maturity	31,333	178,574
Purchases of securities held to maturity	(92,186)	(188,762)
Decrease (Increase) in loans receivable, net,	193,000	(230,609)
Proceeds from sale of premises and equipment	456	14
Purchases of premises and equipment	(27,466)	(7,282)
Proceeds from disposition of real estate owned	32,903	9,992
Cash received (paid) in excess of cash paid (received) in acquisition	24,134	9,516
Other investing activities, net	1,250	(1,036)

Net Cash Used in Investing Activities	(29,432)	(369,523)

Cash Flows from Financing Activities
Increase in deposits	434,902	263,391
Net change in short-term borrowings	25,897	(509)
Proceeds from long-term debt	45,233	17,514
Repayments of long-term debt	(363,226)	(89,320)
Dividends paid to common shareholders	(25,275)	(16,343)
Preferred stock dividend paid	—	(3,350)
Proceeds from issuance of treasury stock for stock options exercised	1,406	2,262
Payments to repurchase common stock	(1,336)	(821)
Common stock issued	328,980	164,503
Redemption of preferred stock	—	(87,878)
Redemption of preferred stock warrant	—	(1,200)
Cash retained from tax benefit associated with share-based payment arrangements	615	822

Net Cash Provided by Financing Activities	447,196	249,071

Net Increase (Decrease) in Cash and Cash Equivalents	728,285	(5,304)
Cash and Cash Equivalents at Beginning of Period	175,397	345,865

Cash and Cash Equivalents at End of Period	$903,682	$340,561

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$22,275	$12,041

Exercise of stock options with payment in company stock	$—	$48

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$91,403	$73,537

Income taxes, net	$15,908	$17,109

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

The consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries: IBERIABANK, IBERIABANK fsb, Lenders Title Company (“LTC”), IBERIA Capital Partners LLC (“ICP”), IB Aircraft Holdings, LLC, and IBERIA CDE, LLC (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company offers commercial and retail banking products and services to customers throughout locations in six states through IBERIABANK and IBERIABANK fsb. The Company also operates mortgage production offices in twelve states through IBERIABANK fsb’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. Upon Financial Industry Regulatory Authority (“FINRA”) approval of its license, ICP will provide equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. CDE is utilized to purchase tax credits. During the fourth quarter of 2010, the Company anticipates IBERIABANK fsb will merge into IBERIABANK. Upon the merger of the Company’s two financial institution subsidiaries, IMC will become a wholly-owned subsidiary of IBERIABANK.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. During the current year, the Company converted the former Orion Bank loan, deposit, and general ledger systems to the Company’s systems. In the process of conversion, the Company reviewed the acquired bank’s general ledger and noted some deposit products were not segregated between interest-bearing and noninterest-bearing general ledger accounts. Upon conversion, the Company has segregated these interest-bearing deposit accounts and has included these accounts in total interest-bearing deposits as of September 30, 2010 and December 31, 2009. As a result of the conversion, $110,368,000 of deposits at December 31, 2009 were reclassified and included in total interest-bearing deposits on the Company’s consolidated balance sheet at that date. The reclassification had no effect on previously reported total deposits, total liabilities, shareholders’ equity, net interest margin or income available to common shareholders.

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

Note 3 – Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,
	2010	2009
Income available to common shareholders	$13,940,000	$24,952,000
Distributed and undistributed earnings to unvested restricted stock	(289,000)	(620,000)

Distributed and undistributed earnings to common shareholders – Basic(1)	13,651,000	24,332,000
Undistributed earnings reallocated to unvested restricted stock	1,000	12,000

Distributed and undistributed earnings to common shareholders – Diluted	$13,652,000	$24,344,000

Weighted average shares outstanding- Basic(3)	26,840,723	20,253,317
Weighted average shares outstanding- Diluted	26,460,084	19,944,420

Earnings per common share – Basic(1)	$0.52	$1.23
Earnings per common share - Diluted	$0.52	$1.22
Earnings per unvested restricted stock share – Basic (2)	$0.52	$1.25
Earnings per unvested restricted stock share - Diluted	$0.52	$1.23

	For the Nine Months Ended September 30,
	2010	2009
Income available to common shareholders	$35,783,000	$39,221,000
Distributed and undistributed earnings to unvested restricted stock	(719,000)	(1,078,000)

Distributed and undistributed earnings to common shareholders – Basic(4)	35,064,000	38,143,000
Undistributed earnings reallocated to unvested restricted stock	3,000	43,000

Distributed and undistributed earnings to common shareholders – Diluted	$35,067,000	$38,186,000

Weighted average shares outstanding- Basic(6)	25,307,923	17,410,986
Weighted average shares outstanding- Diluted	25,023,012	17,167,556

Earnings per common share – Basic(4)	$1.41	$2.25
Earnings per common share - Diluted	$1.40	$2.22
Earnings per unvested restricted stock share – Basic (5)	$1.43	$2.40
Earnings per unvested restricted stock share - Diluted	$1.42	$2.31

(1)	Total earnings available to common shareholders include distributed earnings of $8,947,000, or $0.34 per weighted average share, and undistributed earnings of $4,704,000, or $0.18 per weighted average share for the three months ended September 30, 2010. Total earnings available to common shareholders include distributed earnings of $6,837,000, or $0.35 per weighted average share, and undistributed earnings of $17,495,000, or $0.89 per weighted average share for the three months ended September 30, 2009.
(2)	Total earnings available to unvested restricted stock include distributed earnings of $189,000, or $0.34 per weighted average share, and undistributed earnings of $100,000, or $0.18 per weighted average share, under the two-class method for the three months ended September 30, 2010. Total earnings available to unvested restricted stock include distributed earnings of $174,000, or $0.35 per weighted average share, and undistributed earnings of $446,000, or $0.90 per weighted average share, under the two-class method for the three months ended September 30, 2009.
(3)	Weighted average basic shares outstanding include 554,125 and 494,577 shares of unvested restricted stock for the three months ended September 30, 2010 and 2009, respectively.
(4)	Total earnings available to common shareholders include distributed earnings of $26,817,000, or $1.08 per weighted average share, and undistributed earnings of $8,247,000, or $0.33 per weighted average share for the nine months ended September 30, 2010. Total earnings available to common shareholders include distributed earnings of $17,623,000, or $1.04 per weighted average share, and undistributed earnings of $20,520,000, or $1.21 per weighted average share for the nine months ended September 30, 2009.
(5)	Total earnings available to unvested restricted stock include distributed earnings of $550,000, or $1.09 per weighted average share, and undistributed earnings of $169,000 or $0.34 per weighted average share, under the two-class method for the nine months ended September 30, 2010. Total earnings available to unvested restricted stock include distributed earnings of $498,000, or $1.11 per weighted average share, and undistributed earnings of $579,000, or $1.29 per weighted average share, under the two-class method for the nine months ended September 30, 2009.
(6)	Weighted average basic shares outstanding include 503,759 and 448,079 shares of unvested restricted stock for the nine months ended September 30, 2010 and 2009, respectively.

For the three-month periods ended September 30, 2010 and 2009, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 581,444 and 527,289, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,211,799 and 1,529,380, respectively.

For the nine-month periods ended September 30, 2010 and 2009, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 559,114 and 498,492, respectively; and (b) the weighted average shares purchased in Treasury Stock of 1,272,497 and 1,610,004, respectively.

The effect from the assumed exercise of 530,308 and 609,904 stock options was not included in the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Acquisition Activity

On July 23, 2010, the Company announced IBERIABANK had entered into a purchase and assumption agreement with a loss share arrangement with the Federal Deposit Insurance Corporation, as receiver of Sterling Bank, a Florida state-chartered bank headquartered in Lantana, Florida (“Sterling”). IBERIABANK assumed certain deposits and other liabilities and acquired certain assets and now operates six former Sterling branches in southeast Florida.

The FDIC has granted IBERIABANK an option to purchase at appraised value the premises, furniture, fixtures, and equipment of Sterling and assume the leases associated with these offices. The Company had not exercised the option to purchase the assets at September 30, 2010, but anticipates exercising the option. Purchase of the assets will not have a material effect on the Company’s net asset position or results of operations.

Excluding certain consumer loans, the loans and other real estate owned acquired are covered by a loss share agreement between IBERIABANK and the FDIC which affords IBERIABANK significant protection against future losses. Under the agreement, the FDIC will cover 80% of losses on the disposition of covered loans and OREO. The term for loss sharing and IBERIABANK reimbursement to the FDIC is five years. The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the provisions of the loss share agreement. IBERIABANK has recorded a receivable from the FDIC of $66,826,000, which represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table. Cash paid to the FDIC is included in the fair value adjustments to arrive at the total assets acquired. Because the consideration paid to the FDIC was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition.

(dollars in thousands)	Acquired from the FDIC	Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$34,942	$(10,808	) (a)	$24,134
Investment securities	53,551	—		53,551
Loans	236,052	(84,751	) (b)	151,301
Other real estate owned	6,148	(423	) (c)	5,725
Core deposit intangible	—	1,568	(d)	1,568
FDIC loss share receivable	—	66,826	(e)	66,826
Goodwill	—	7,148		7,148
Other assets	3,965	—		3,965

Total Assets	$334,658	$(20,440)		$314,218

Liabilities
Interest-bearing deposits	257,922	2,828	(f)	260,750
Noninterest-bearing deposits	26,264	—		26,264
Borrowings	24,124	2,171	(g)	26,295
Other liabilities	909	—		909

Total Liabilities	$309,219	$4,999		$314,218

Total Equity				—

Total Liabilities and Equity				$314,218

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the cash paid to the FDIC as settlement of the purchase and assumption agreement.
(b)	The adjustment represents the write down of the book value of Sterling’s loans to their estimated fair value based on expected cash flows which includes an estimate of expected future loan losses.
(c)	The adjustment represents the write down of the book value of Sterling’s OREO properties to their estimated fair value at the acquisition date based on their appraised value, as adjusted for costs to sell.
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be seven years.
(e)	The adjustment is to record the fair value of the amount the Company estimates it will receive from the FDIC under its loss sharing arrangement. The value of the receivable represents the fair value of expected cash flows as a result of future loan losses.
(f)	The adjustment is necessary because the weighted average interest rate of Sterling’s CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the life of the portfolio, which is estimated at 60 months.
(g)	The adjustment is necessary because the interest rate of Sterling’s fixed rate borrowings exceeded current interest rates on similar borrowings. The Company paid off the borrowings acquired from Sterling during the three months ended September 30, 2010 and amortized the fair value adjustment to reduce interest expense in the corresponding period.

Subsequent to the acquisition, the allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss sharing agreements (since the loss sharing agreement are separately accounted for and thus presented “gross” on the balance sheet). The provision for loan losses is reported net of changes in the amount recoverable under the loss sharing agreements.

The Company’s operating results for the three and nine months ended September 30, 2010 include the operating results of the acquired assets and assumed liabilities for the 69 days subsequent to the July 23, 2010 acquisition date. The revenue from the assets acquired totaled $3,944,000 for the 69-day period. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreement in place, Sterling’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

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

The acquisitions were accounted for under the purchase method of accounting in accordance with ASC Topic 805. The net assets acquired as of August 21, 2009 for CSB and November 13, 2009 for Orion and Century, as well as the gains recorded on the transactions (total equity as shown in the table), are presented in the following table. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, all of which represented core deposit intangible assets, were recorded at fair value. Because the fair value of assets acquired and intangible assets created as a result of the acquisitions exceeded the fair value of liabilities assumed, the provisions of ASC 805 allow the Company to record a gain resulting from the acquisitions in its consolidated statements of income for the year ended December 31, 2009 and the nine months ended September 30, 2010. The gains totaled $231,122,000, of which $3,781,000 is included in noninterest income on the Company’s consolidated statements of income for the nine months ended September 30, 2010. The gain in the current nine-month period is a result of additional settlement items between the FDIC and the Company.

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

During the three- and nine-month periods ended September 30, 2010, the Company paid $1,485,000 and $7,340,000 in merger-related expenses for the CSB, Orion, Century, and Sterling acquisitions. These expenses included system conversion expenses, salaries and personnel costs of temporary employees, travel expenses, and legal and professional services. These costs were expensed as incurred and are included in noninterest expense on the Company’s statements of income. During the same three- and nine-month periods of 2009, the Company paid $602,000 and $632,000 in merger-related expenses for the CSB acquisition.

Note 5 – Loans

As discussed in Note 4 above, on August 21, 2009 the Company acquired substantially all of the assets and liabilities of CSB, on November 13, 2009, acquired certain assets and assumed certain deposit and other liabilities of Orion and Century, and on July 23, 2010, acquired certain assets and assumed certain deposit and other liabilities of Sterling. Loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which affords IBERIABANK significant loss protection. Under the loss share agreement, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds and 95% of losses that exceed those thresholds for CSB, Orion, and Century only. Because of the loss protection provided by the FDIC, the risks of the acquired loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding.

(dollars in thousands)	September 30, 2010	December 31, 2009
Non-covered Loans:
Residential mortgage loans:
Residential 1-4 family	$392,130	$434,956
Construction/ Owner occupied	14,564	18,198

Total residential mortgage loans	406,694	453,154

Commercial loans:
Real estate	1,712,216	1,659,844
Business	1,234,636	1,086,860

Total commercial loans	2,946,852	2,746,704
Consumer loans:
Indirect automobile	266,859	259,339
Home equity	522,915	512,087
Other	136,067	142,615

Total consumer loans	925,841	914,041

Total loans receivable	$4,279,387	$4,113,899

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

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates at each balance sheet date whether the present value of the loan pools determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. During the nine months ended September 30, 2010, the Company increased its allowance for loan losses $70,722,000 to reserve for estimated additional losses in a limited number of loan pools at September 30, 2010. The increase in the allowance was recorded by a charge to the provision for loan losses of $9,228,000 and an increase of $61,494,000 in its indemnification asset for the portion of the losses recoverable from the FDIC in accordance with the loss sharing agreements.

The carrying amount of the acquired covered loans at September 30, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following table.

(dollars in thousands)	Acquired Impaired Loans at Acquisition Date	Acquired Performing Loans at Acquisition Date	Total Covered Loans
Covered Loans:

Residential mortgage loans:

Residential 1-4 family	$45,079	$210,448	$255,527
Construction/ Owner occupied	—	—	—

Total residential mortgage loans	45,079	210,448	255,527

Commercial loans:
Real estate	17,526	753,678	771,204
Business	6,815	173,637	180,452

Total commercial loans	24,341	927,315	951,656
Consumer loans:
Indirect automobile	—	—	—
Home equity	56,225	242,468	298,693
Other	116	5,999	6,115

Total consumer loans	56,341	248,467	304,808

Total covered loans receivable	$125,761	$1,386,230	$1,511,991

The following is a summary of the covered loans acquired in the CSB, Orion, and Century acquisitions during 2009 as of the dates of acquisition.

(dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Contractually required principal and interest at acquisition	$643,527	$2,640,439	$3,283,966
Nonaccretable difference (expected losses and foregone interest)	(448,104)	(1,065,604)	(1,513,708)

Cash flows expected to be collected at acquisition	195,423	1,574,835	1,770,258
Accretable yield	(5,917)	(22,569)	(28,486)

Basis in acquired loans at acquisition	$189,506	$1,552,266	$1,741,772

The following is a summary of the covered loans acquired in the Sterling acquisition during 2010 as of the date of acquisition.

(dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Contractually required principal and interest at acquisition	$44,712	$191,340	$236,052
Nonaccretable difference (expected losses and foregone interest)	(25,778)	(58,322)	(84,100)

Cash flows expected to be collected at acquisition	18,934	133,018	151,952
Accretable yield	(207)	(444)	(651)

Basis in acquired loans at acquisition	$18,727	$132,574	$151,301

The following is a summary of changes in the accretable yields of acquired loans during the nine months ended September 30, 2010 and 2009.

(dollars in thousands) September 30, 2010	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of year	$5,072	$20,789	$25,861
Additions due to acquisitions	207 444		651
Transfers from nonaccretable difference to accretable yield	22,410	9,295	31,705
Accretion	(20,828)	(12,986)	(33,814)

Balance, end of period	$6,861	$17,542	$24,403

(dollars in thousands) September 30, 2009	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of year	$317	$—	$317
Additions due to acquisitions	645 3,108		3,753
Transfers from nonaccretable difference to accretable yield	1,349	604	1,953
Accretion	(297)	(513)	(810)

Balance, end of period	$2,014	$3,199	$5,213

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

Allowance for Loan Losses

A summary of changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 is as follows:

	September 30, 2010
	IBERIABANK
(dollars in thousands)	Covered Loans	Non-covered loans	IBERIABANK fsb	Total

Balance, beginning of year	$145	$34,286	$21,337	$55,768

Provision for loan losses before benefit attributable to FDIC loss share agreements	70,722	16,413	5,586	92,721

Benefit attributable to FDIC loss share agreements	(61,494)	—	—	(61,494)

Net provision for loan losses	9,228	16,413	5,586	31,227

Increase in indemnification asset	61,494	—	—	61,494
Loans charged-off	(322)	(15,097)	(7,220)	(22,639)
Recoveries	32	4,398	1,673	6,103

Balance, end of period	$70,577	$40,000	$21,376	$131,954

	September 30, 2009
	IBERIABANK
(dollars in thousands)	Covered Loans	Non-covered loans	IBERIABANK fsb	Total

Balance, beginning of year	$—	$26,671	$14,201	$40,872
Provision for loan losses	—	15,361	20,749	36,110
Adjustment from purchase transaction	147	—	—	147
Loans charged-off	—	(11,626)	(18,264)	(29,890)
Recoveries	—	1,077	471	1,548

Balance, end of period	$147	$31,483	$17,157	$48,787

The following is a summary of nonperforming loans as of the dates indicated. The Company previously included covered loans in its nonperforming loans based on contractual past due status. The Company has revised its disclosure of nonperforming loans at December 31, 2009 to exclude covered loans. The Company revised this disclosure since interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at September 30, 2010 or December 21, 2009 as the loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

(dollars in thousands)	September 30, 2010	December 31, 2009

Nonaccrual loans:
Commercial, financial and agricultural	$29,807	$31,029
Mortgage	4,495	3,314
Loans to individuals	6,779	5,504

Total nonaccrual loans	41,081	39,847
Accruing loans 90 days or more past due	6,817	4,960

Total nonperforming loans (1)	47,898	44,807
OREO and foreclosed property	16,968	15,281

Total nonperforming assets (1)	64,866	60,088
Troubled debt restructurings (2)	15,046	—

Total nonperforming assets and troubled debt restructurings (1)	$79,912	$60,088

Nonperforming loans to total loans (1)	1.12%	1.09%
Nonperforming assets to total assets (1)	0.81%	0.91%
Allowance for loan losses to nonperforming loans (1) (3)	128.14%	124.14%
Allowance for loan losses to total loans (3)	1.43%	1.36%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	Troubled debt restructurings do not include $173,000 in troubled debt restructurings included in total nonaccrual loans of $41,081,000 above.
(3)	The allowance for loan losses excludes the portion of the allowance related to covered loans discussed below.

Note 6 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2010

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$402,832	$4,417	$(73)	$407,176
Obligations of state and political subdivisions	42,518	1,305	—	43,823
Mortgage backed securities	1,108,105	26,351	(1,365)	1,133,091
Other securities	2,882	116	—	2,998

Total securities available for sale	$1,556,337	$32,189	$(1,438)	$1,587,088

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$205,441	$3,847	$(31)	$209,257
Obligations of state and political subdivisions	79,569	1,969	(110)	81,428
Mortgage backed securities	35,697	1,039	—	36,736

Total securities held to maturity	$320,707	$6,856	$(141)	$327,421

December 31, 2009

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$240,611	$1,156	$(599)	$241,168
U.S. Treasury securities	4,998	1	—	4,999
Obligations of state and political subdivisions	50,317	887	(744)	50,460
Mortgage backed securities	1,006,223	20,481	(5,765)	1,020,939
Other securities	2,878	32	—	2,910

Total securities available for sale	$1,305,027	$22,557	$(7,108)	$1,320,476

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$155,713	$123	$(126)	$155,710
Obligations of state and political subdivisions	65,540	987	(288)	66,239
Mortgage backed securities	39,108	180	(439)	38,849

Total securities held to maturity	$260,361	$1,290	$(853)	$260,798

Securities with carrying values of $1,227,290,000 and $1,210,189,000 were pledged to secure public deposits and other borrowings at September 30, 2010 and December 31, 2009, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

September 30, 2010
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(73)	$31,165	$—	$—	$(73)	$31,165
Obligations of state and political subdivisions	—	—	—	—	—	—
Mortgage backed securities	(1,365)	190,976	—	11	(1,365)	190,987

Total securities available for sale	$(1,438)	$222,141	$—	$11	$(1,438)	$222,152

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(31)	$7,088	$—	$—	$(31)	$7,088
Obligations of state and political subdivisions	(110)	3,866	—	100	(110)	3,966
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(141)	$10,954	$—	$100	$(141)	$11,054

December 31, 2009
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(599)	$51,228	$—	$—	$(599)	$51,228
Obligations of state and political subdivisions	(35)	7,137	(709)	2,500	(744)	9,637
Mortgage backed securities	(5,765)	317,222	—	22	(5,765)	317,244

Total securities available for sale	$(6,399)	$375,587	$(709)	$2,522	$(7,108)	$378,109

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(126)	$45,575	$—	$—	$(126)	$45,575
Obligations of state and political subdivisions	(276)	12,772	(12)	234	(288)	13,006
Mortgage backed securities	(439)	15,212	—	—	(439)	15,212

Total securities held to maturity	$(841)	$73,559	$(12)	$234	$(853)	$73,793

At September 30, 2010, 59 debt securities have unrealized losses of 0.67% of the securities’ amortized cost basis and 0.08% of the Company’s total amortized cost basis. The unrealized losses for each of the 59 securities relate principally to market interest rate changes. Two of the 59 securities have been in a continuous loss position for over twelve months. These two securities have an aggregate amortized cost basis of $111,000 and an unrealized loss of less than $1,000, respectively. One security was issued by the Federal National Mortgage Association (Fannie Mae) and one security was issued by a state subdivision.

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

The Company has assessed the nature of the losses in its portfolio as of September 30, 2010 and December 31, 2009 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Except for the bond discussed below, in each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent and ability to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the securities.

As of September 30, 2010, management’s assessed the operating environment of a bond issuer as adverse and thus concluded that the Company had one unrated revenue municipal bond that warranted a $517,000 other-than-temporary impairment charge during the three months ended September 30, 2010. The specific impairment during the third quarter of 2010 was related to the loss of the contracted revenue source required for bond repayment. The bond was acquired in 2007 and was impaired 10% during the year ended December 31, 2007 based on significant delays in construction of the project. The additional charge in the current period brings the total impairment to 30% of the par value of the bond and provides a fair value of the bonds that is consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but notes the bond does have insurance coverage from one of the remaining monoline insurers and the Company is current on its receipt of interest related to the bonds. As a result of the Company’s analysis, no other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at September 30, 2010.

The amortized cost and estimated fair value by maturity of investment securities at September 30, 2010 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value

Within one year or less	1.41%	$22,221	$22,402	4.10%	$2,423	$2,435
One through five years	1.89	311,730	316,405	2.11	214,227	218,233
After five through ten years	3.06	455,816	467,994	3.62	24,574	25,150
Over ten years	2.89	766,570	780,287	3.59	79,483	81,603

Totals	2.72%	$1,556,337	$1,587,088	2.61%	$320,707	$327,421

Gains or losses on securities sold are recorded on the trade date using the specific identification method. The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Realized gains and losses from the sale of securities classified as held to maturity were not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009

Realized gains	$4,176	$—	$5,178	$5,899
Realized losses	—	(25)	(20)	(43)

Net realized gains (losses)	$4,176	$(25)	$5,158	$5,856

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

	Nine Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009

Balance at beginning of year, net	$10,376	$12,969
Unrealized gain (loss) on securities available for sale	20,476	11,627
Other-than-temporary impairment	(517)	—
Reclassification adjustment for net (gains) losses realized in net income	(5,158)	(5,856)

Net unrealized gain (loss)	14,801	(5,771)
Tax effect	(5,180)	(2,020)

Net of tax change	9,621	(3,751)

Balance at end of period, net	$19,997	$16,720

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividends	2.3%	2.1%	2.2%	2.1%
Expected volatility	33.5%	24.2%	31.8%	24.1%
Risk-free interest rate	3.5%	4.5%	3.7%	4.5%
Expected term (in years)	5.8	7.0	6.0	7.0
Weighted-average grant-date fair value	$16.79	$15.29	$16.50	$15.33

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns, and the expected volatility of the Company’s stock price.

At September 30, 2010, unrecognized compensation cost related to stock options of $5,533,000 is expected to be recognized over a weighted-average period of 4.8 years.

The following table represents the compensation expense that is included in salaries and employee benefits expense in the accompanying consolidated statements of income related to stock options for the periods indicated below.

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation expense related to stock options	$356	$186	$937	$537

The following table represents stock option activity for the nine months ended September 30, 2010.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life

Outstanding options, December 31, 2009	1,259,874	$43.05
Granted	120,866	59.67
Exercised	(62,610)	22.46
Forfeited or expired	(6,715)	55.67

Outstanding options, September 30, 2010	1,311,415	$45.50	4.8 Years

Outstanding exercisable, September 30, 2010	931,002	$40.89	3.4 Years

The Company reported $615,000 and $822,000 of excess tax benefits as financing cash inflows during the first nine months of 2010 and 2009, respectively. Net cash proceeds from the exercise of stock options were $1,406,000 and $2,262,000 for the nine months ended September 30, 2010 and 2009, respectively.

There were 309,288 shares available for future stock option grants to employees and directors under existing plans at September 30, 2010. At September 30, 2010, the aggregate intrinsic value of shares underlying outstanding stock options and exercisable stock options was $9,721,000 and $9,624,000 respectively. The total intrinsic value of options exercised was $2,170,000 for the nine months ended September 30, 2010.

Restricted Stock Plans

The share-based compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally three to seven years). The share-based compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted, amortized over the vesting period. As of September 30, 2010, unearned share-based compensation associated with these awards totaled $25,146,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the periods indicated below.

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation expense related to restricted stock	$1,606	$1,270	$4,569	$3,600

The following table represents unvested restricted stock activity for the periods indicated.

	For the Nine Months Ended September 30,
	2010	2009
Balance, beginning of year	550,518	414,788
Granted	120,398	188,082
Forfeited	(7,376)	(4,567)
Earned and issued	(106,408)	(83,965)

Balance, end of period, respectively	557,132	514,338

Phantom Stock Awards

As part of the 2009 Incentive Compensation Plan and 2009 Phantom Stock Plan, the Company issues phantom stock awards to certain key officers and employees.

The following table represents share and dividend equivalent share award activity during the nine months ended September 30, 2010 and 2009.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2008	34,947	402	35,349	$1,611,000
Granted	18,089	1,049	19,138	872,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	—	—	—	—

Balance, September 30, 2009	53,036	1,451	54,487	$2,483,000

Balance, December 31, 2009	67,361	1,886	69,247	$3,461,000
Granted	55,249	2,144	57,393	2,869,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(1,943)	(261)	(2,204)	(110,000)

Balance, September 30, 2010	120,667	3,769	124,436	$6,219,000

(1)

Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $49.98 and $45.56 on September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010 and 2009, the Company recorded $176,000 and $178,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $49.98 and $45.56 per share of common stock. 2,204 shares vested during the nine months ended September 30, 2010. There were no awards vested during the nine months ended September 30, 2009 according to the vesting provisions of the plan and thus no cash payments were made to award recipients.

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

Goodwill is allocated to the Company’s reportable segments as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009

IBERIABANK	$100,558	$93,410
IBERIABANK fsb	113,392	113,392
IBERIABANK Mortgage Company	11,550	11,550
Lenders Title Company	8,728	8,728

Balance, end of period	$234,228	$227,080

The Company had title plant assets totaling $6,722,000 at September 30, 2010 and 2009. The Company will perform its annual title plant intangible impairment test during the fourth quarter of 2010. The impairment test in 2009 indicated no impairment of its recorded title plant assets. Management is not aware of any events or changes in circumstances since the test of the title plant assets that would indicate the assets might be impaired.

The Company records other amortizable intangible assets that consist of core deposit intangibles, mortgage servicing rights, and non-compete agreements. The following table summarizes the Company’s intangible assets subject to amortization.

	September 30, 2010			December 31, 2009
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$39,399	$15,084	$24,315	$37,831	$11,489	$26,342
Non-compete agreements	18	18	—	18	18	—
Mortgage servicing rights	360	148	212	331	102	229

Total	$39,777	$15,250	$24,527	$38,180	$11,609	$26,571

The amortization expense related to core deposit intangibles for the nine months ended September 30, 2010 and 2009 was $3,595,000 and $1,870,000, respectively.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio includes only one Level 3 security as of September 30, 2010. An other-than-temporary impairment was recorded on this security during the three months ended September 30, 2010, and thus the security was recorded at management’s estimate of the security’s fair value based on the input assumptions discussed in detail below.

Mortgage loans held for sale

As of September 30, 2010, the Company has $171,545,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At September 30, 2010, the entire balance of $171,545,000 is recorded at cost.

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

Other Real Estate Owned (OREO)

As of September 30, 2010, the Company has $57,495,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at September 30, 2010 are determined by sales agreement or appraisal, and costs to sell are estimated based on the terms and conditions of the sales agreement or estimated costs associated with typical real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property writedowns of $698,000 and $2,606,000 in earnings for the three- and nine-month periods ended September 30, 2010, respectively. Writedowns of $3,454,000 and $4,977,000 were recorded for the three and nine months ended September 30, 2009, respectively.

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

Beginning in the second quarter of 2010, IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential equity return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of the S&P 500 stock index. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried on the Company’s consolidated balance sheet at fair value, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option that is also carried at fair value on the Company’s consolidated balance sheet. At September 30, 2010, the Company had equity-indexed certificates of deposit of $46,584,000 with offsetting written options having a notional amount of $46,584,000.

The Company’s adoption of ASC Topic 820 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Recurring Basis		Fair Value Measurements at September 30, 2010 Using
(dollars in thousands) Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets
Available-for-sale securities	$1,585,279	$117,869	$1,467,410	$—
Derivative instruments	32,490	—	32,490	—

Total	$1,617,769	$117,869	$1,499,900	$—

Liabilities
Derivative instruments	$26,339	$—	$26,339	$—

Total	$26,339	$—	$26,339	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2010 are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$5,159	$—

Change in unrealized gains (losses) relating to assets still held at September 30, 2010	$—	$1,578

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Nonrecurring Basis		Fair Value Measurements at September 30, 2010 Using
(dollars in thousands) Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets
Loans	$8,413	$—	$8,413	$—
Available-for-sale securities	1,809	—	—	1,809
OREO	1,409	—	1,409	—

Total	$11,631	$—	$9,822	$1,809

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $9,845,000 were recorded at their fair value at September 30, 2010. These loans have a reserve of $1,431,000 included in the Company’s allowance for loan losses.

Assets acquired and liabilities assumed as part of the CSB, Orion, Century, and Sterling acquisitions, discussed further in Note 4 to these consolidated financial statements, were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the period subsequent to acquisition.

The available-for-sale security included in the table above was recorded at its current market pricing, which includes an other-than-temporary impairment writedown in the three- and nine-month periods ended September 30, 2010. See Note 6 to these consolidated financial statements for additional information on the nature of the fair value adjustment.

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

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three- and nine-month periods ended September 30, 2010 and 2009.

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

Interest Rate Swap Agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $70,000,000 and $110,000,000 in derivative contracts on its debt at September 30, 2010 and 2009, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2010, the Company had notional amounts of $227,014,000 on interest rate contracts with corporate customers and $226,833,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At September 30, 2009, the Company had notional amounts of $173,757,000 on both interest rate contracts with corporate customers and offsetting contracts with other financial institutions.

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

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Except for commercial customer contracts, there are no interest rate swap agreements that currently are not designated as a hedging instrument at September 30, 2010.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first nine months of 2010 and 2009.

Equity-indexed Certificates of Deposit

Beginning in the second quarter of 2010, IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential equity return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of ten large cap U.S. stocks in the S&P 500 stock index, representing a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Company’s consolidated balance sheet. At September 30, 2010, the Company had equity-indexed certificates of deposit of $46,584,000 with offsetting written options having a notional amount of $46,584,000. There were no equity-indexed certificates of deposit at September 30, 2009.

At September 30, 2010 and 2009, the information pertaining to outstanding derivative instruments is as follows:

(dollars in thousands)	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		2010	2009		2010	2009
		Fair Value			Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$6,151	$13,683	Other liabilities	$—	$719

Total derivatives designated as hedging instruments under ASC Topic 815		$6,151	$13,683		$—	$719

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$23,542	$16,539	Other liabilities	$23,542	$16,539
Written and purchased options	Other assets	2,797	—	Other liabilities	2,797	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$26,339	$16,539		$26,339	$16,539

At September 30, 2010, the Company was not required to post collateral for any derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2010. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At September 30, 2010 and 2009, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows:

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2010	2009		2010	2009		2010	2009

Interest rate contracts	$3,998	$8,427	Interest income (expense)	$—	$—	Other income (expense)	$—	$—

Total	$3,998	$8,427		$—	$—		$—	$—

	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
(dollars in thousands)
Derivatives Not Designated as Hedging Instruments under ASC Topic 815	2010	2009

Interest rate contracts	$1	$198	Other income (expense)

Total	$1	$198

During the nine months ended September 30, 2010, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2010, the fair value of derivatives that will mature within the next twelve months is $250,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the nine-month periods ended September 30.

(dollars in thousands)	2010	2009

Balance at beginning of year, net	$12,040	$(675)
Unrealized gain (loss) on cash flow hedges	(12,372)	14,003
Tax effect	4,330	(4,901)

Net of tax change	(8,042)	9,102

Balance at end of end of period, net	$3,998	$8,427

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

Loans: The fair value of mortgage loans receivable was estimated based on present values using entry-value rates at September 30, 2010 and December 31, 2009, weighted for varying maturity dates. Other loans receivable were valued based on present values using entry-value interest rates at those dates applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

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

Deposits: The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at September 30, 2010 and December 31, 2009 for deposits of similar remaining maturities.

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

Off-Balance Sheet Items: The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At September 30, 2010 and December 31, 2009, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$903,682	$903,682	$175,397	$175,397
Investment securities	1,877,044	1,914,509	1,580,837	1,581,274
Loans and loans held for sale	5,962,923	5,898,727	5,851,310	5,851,067
FDIC loss share receivable	906,014	906,014	1,034,734	1,034,734
Derivative instruments	32,490	32,490	32,697	32,697
Accrued interest receivable	34,985	34,985	32,869	32,869

Financial Liabilities
Deposits	$8,264,139	$8,321,393	$7,556,148	$7,367,867
Short-term borrowings	289,248	289,248	2 263,351	263,351
Long-term debt	440,915	453,578	745,864	743,361
Derivative instruments	26,339	26,339	14,175	14,175
Accrued interest payable	9,623	9,623	11,398	11,398

The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 12 – Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At September 30, 2010, the fair value of guarantees under commercial and standby letters of credit was $319,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates and the total fair value of letters of credit may increase as new letters of credit are issued.

At September 30, 2010 and December 31, 2009, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk.

	Contract Amount
(dollars in thousands)	September 30, 2010	December 31, 2009

Commitments to grant loans	$207,490	$131,145
Unfunded commitments under lines of credit	987,462	1,014,145
Commercial and standby letters of credit	31,922	30,222

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total segment assets

•	Elimination of intercompany due to/due from balances on certain operating segments that are included in total segment assets.

There were no discontinued operations for the three and nine months ended September 30, 2010 or 2009.

(dollars in thousands)	As of and for the Three Months Ended September 30, 2010
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported

Net interest income (loss)	$58,363	$10,823	$1,028	$(32)	$(249)	$—	$69,933
Provision for loan losses	2,870	2,268	(10)	—	—	—	5,128
Noninterest income	15,083	3,509	13,589	4,850	(250)	—	36,781
Noninterest expense	44,422	11,957	10,490	4,468	9,035	—	80,371
Income tax expense (benefit)	8,843	(170)	1,623	143	(3,164)	—	7,275

Net income (loss)	$17,311	$277	$2,514	$207	$(6,369)	$—	$13,940
Preferred stock dividends	—	—	—	—	—	—	—

Income available to common shareholders	$17,311	$277	$2,514	$207	$(6,369)	$—	$13,940

Total assets	$8,784,708	$1,694,496	$194,544	$18,739	$1,418,277	$(1,550,016)	$10,560,748
Average assets	$8,859,091	$1,706,417	$155,040	$18,708	$1,420,548	$(1,514,243)	$10,645,561

(dollars in thousands)	As of and for the Three Months Ended September 30, 2009
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported

Net interest income (loss)	$32,051	$8,409	$572	$(26)	$(340)	$—	$40,666
Provision for loan losses	10,328	14,967	—	—	—	—	25,295
Noninterest income	65,773	3,407	7,305	4,638	111	—	81,234
Noninterest expense	22,376	15,719	6,254	4,403	5,788	—	54,540
Income tax expense (benefit)	23,688	(5,285)	637	86	(2,013)	—	17,113

Net income (loss)	$41,432	$(13,585)	$986	$123	$(4,004)	$—	$24,952
Preferred stock dividends	—	—	—	—	—	—	—

Income available to common shareholders	$41,432	$(13,585)	$986	$123	$(4,004)	$—	$24,952

Total assets	$4,895,477	$1,489,666	$72,483	$29,030	$966,269	$(986,405)	$6,466,520
Average assets	$4,579,601	$1,464,901	$78,532	$29,418	$947,951	$(970,712)	$6,129,691

(dollars in thousands)	As of and for the Nine Months Ended September 30, 2010
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported

Net interest income (loss)	$176,750	$30,861	$2,350	$(91)	$(592)	$—	$209,278
Provision for loan losses	25,642	5,585	—	—	—	—	31,227
Noninterest income	41,571	10,584	31,699	13,373	(1,138)	(251)	95,837
Noninterest expense	123,839	35,641	25,990	13,482	24,446	(251)	223,147
Income tax expense (benefit)	21,155	(604)	3,162	(59)	(8,696)	—	14,958

Net income (loss)	$47,685	$822	$4,897	$(141)	$(17,480)	$—	$35,783
Preferred stock dividends	—	—	—	—	—	—	—

Income available to common shareholders	$47,685	$822	$4,897	$(141)	$(17,480)	$—	$35,783

Total assets	$8,784,708	$1,694,496	$194,544	$18,739	$1,418,277	$(1,550,016)	$10,560,748
Average assets	$8,585,038	$1,626,131	$110,984	$18,840	$1,333,625	$(1,389,455)	$10,285,163

(dollars in thousands)	As of and for the Nine Months Ended September 30, 2009
	IBERIABANK	IBERIABANK fsb	IMC	LTC	Other	Eliminations	Total Reported

Net interest income (loss)	$89,840	$25,932	$2,012	$(126)	$(2,429)	$—	$115,229
Provision for loan losses	15,361	20,749	—	—	—	—	36,110
Noninterest income	83,056	12,768	26,691	14,348	130	—	136,993
Noninterest expense	63,027	40,629	20,002	13,355	11,132	—	148,145
Income tax expense (benefit)	32,442	(6,352)	3,416	343	(4,453)	—	25,396

Net income (loss)	$62,066	$(16,327)	$5,285	$524	$(8,977)	$—	$42,571
Preferred stock dividends	—	—	—	—	(3,350)	—	(3,350)

Income available to common shareholders	$62,065	$(16,326)	$5,285	$524	$(12,328)	$—	$39,221

Total assets	$4,895,477	$1,489,666	$72,483	$29,030	$966,269	$(986,405)	$6,466,520
Average assets	$4,229,585	$1,448,439	$93,567	$28,969	$860,411	$(893,995)	$5,766,975

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three- and nine-month periods ended September 30, 2010. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K. See also Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

THIRD QUARTER OVERVIEW

Recent Acquisition Activity

The Company’s results of operations, financial condition, and liquidity for the three and nine months ended September 30, 2010 were significantly impacted by IBERIABANK’s whole-bank purchase and assumptions of assets and liabilities of CapitalSouth Bank, a full-service commercial bank headquartered in Birmingham, Alabama (“CSB”), from the Federal Deposit Insurance Corporation (“FDIC”) on August 21, 2009, the whole-bank purchase and assumptions of assets and liabilities of Orion Bank (“Orion”), a full-service Florida-chartered commercial bank headquartered in Naples, Florida, and Century Bank, FSB (“Century”), a full-service federal thrift headquartered in Sarasota, Florida, from the FDIC, each on November 13, 2009, and the whole-bank purchase and assumptions of assets and liabilities of Sterling Bank (“Sterling”), a Florida state-chartered bank headquartered in Lantana, Florida. As a result of the CSB acquisition, IBERIABANK now operates 10 former CSB branches in four Metropolitan Statistical Areas (“MSAs”): Birmingham, Montgomery, and Huntsville, Alabama, and Jacksonville, Florida. IBERIABANK now operates 23 former Orion branches in five Florida MSAs and 11 former Century branches in Sarasota and Bradenton, Florida after the Orion and Century acquisitions. IBERIABANK now operates six former Sterling branches in southeast Florida.

The four acquisitions were accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic No. 805. Major categories of assets purchased and liabilities assumed, as well as the gain recorded (if any) on each transaction (shown as total equity), are presented in the following table. Both the purchased assets and assumed liabilities were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. Because the fair value of assets acquired and intangible assets created as a result of the acquisition exceeds the fair value of liabilities assumed in the CSB, Orion, and Century acquisitions, the provisions of ASC 805 allow the Company to record a gain resulting from each of these acquisitions in its consolidated statements of income in the period of acquisition. During the first quarter of 2010, the Company received notification of additional settlement items from the FDIC and increased the total gain recorded on the transactions by $3.8 million. This gain adjustment is included in noninterest income on the Company’s consolidated statements of income for the nine months ended September 30, 2010.

(dollars in thousands)	CapitalSouth	Orion	Century	Sterling	Total

Assets
Investment securities	$46,027	$230,968	$22,128	$53,551	$352,674
Loans	363,117	961,094	417,561	151,301	1,893,073
Other real estate owned	10,244	28,505	21,150	5,725	65,624
Core deposit intangible	377	10,421	2,243	1,568	14,609
FDIC loss share receivable	88,093	711,756	232,053	66,826	1,098,728
Goodwill	—	—	—	7,148	7,148
Other assets	102,805	422,957	116,874	28,099	670,735

Total Assets	$610,663	$2,365,701	$812,009	$314,218	$4,102,591

Liabilities
Interest-bearing deposits	461,348	1,748,749	504,875	260,750	2,975,722
Noninterest-bearing deposits	56,543	134,337	110,940	26,264	328,084
Borrowings	30,619	344,690	143,006	26,295	544,610

Other liabilities	4,916	15,642	1,586	909	23,053

Total Liabilities	$553,425	$2,243,418	$760,407	$314,218	$3,871,469

Total Equity	57,238	122,283	51,602	—	231,122

Total Liabilities and Equity	$610,663	$2,365,701	$812,009	$314,218	$4,102,591

Balance Sheet Position and Results of Operations

During the third quarter of 2010, the Company reported income available to common shareholders of $13.9 million, or $0.52 per common share on a diluted basis, representing a 44.1% decrease compared to net income available to common shareholders of $25.0 million earned for the third quarter of 2009. On a per share basis, this represents a 57.7% decrease from the $1.22 per diluted share earned for the third quarter of 2009.

Key components of the Company’s performance are summarized below.

•

Total assets at September 30, 2010 were $10.6 billion, an increase of $860.3 million, or 8.9%, from $9.7 billion at December 31, 2009. The increase was a result of an increase in cash and cash equivalents of $728.3 million, mostly from deposit growth and the Company’s common stock issuance in March. Asset growth was offset by a decrease of $253.8 million in fed funds sold.

•

Total liabilities at September 30, 2010 were $9.3 billion, an increase of $514.8 million, or 5.9%, from December 31, 2009. The increase in total liabilities stemmed primarily from deposit growth during the year, as the Company had interest-bearing deposit growth of $726.0 million. Growth in deposits was offset by a decrease in the Company’s long-term debt of $304.9 million during the nine-month period as the Company has used liquidity to repay its outstanding debt.

•

Total shareholders’ equity increased $345.5 million, or 36.2%, from $954.2 million at December 31, 2009 to $1.3 billion at September 30, 2010. Shareholders’ equity was impacted by the issuance and sale of 5.9 million additional shares of the Company’s common stock in March as part of an underwritten public equity offering. Net proceeds to the Company were $329.0 million in additional capital. Additionally, net income of $35.8 million and other comprehensive income of $1.6 million earned during the first nine months of 2010 contributed to this increase. The increase was partially offset by $27.4 million in dividends paid on the Company’s common stock during the first nine months of 2010.

•

Total loans at September 30, 2010 increased $7.0 million to $5.8 billion. The $7.0 million increase was primarily a result of growth in the Company’s portfolio not covered by loss share agreements with the FDIC. The Company had a decrease in covered loans of $158.5 million, primarily a result of loan payments and a change in discounts recorded. Loans acquired from Sterling during the third quarter of 2010 offset the net decrease in loans covered by loss share agreements. Organic growth was seen primarily in the commercial loan portfolio, as commercial loans increased $180.7 million since December 31, 2009.

•

Total customer deposits increased $708.0 million, or 9.4%, from $7.6 billion at December 31, 2009 to $8.3 billion at September 30, 2010. Growth was seen primarily in the Company’s savings and money market products. The increase was primarily a result of deposit growth in the Company’s Alabama and Florida markets, as well as deposits acquired from Sterling.

•

Net interest income increased $29.3 million, or 72.0%, for the three months ended September 30, 2010, compared to the same period of 2009. The increase was primarily attributable to growth in the loan portfolio, offset partially by a $7.4 million increase in interest expense on the Company’s deposits. Interest expense on the Company’s short- and long-term debt decreased $0.4 million as the Company was able to repay a portion of its borrowings during 2010 using liquidity provided by the Company’s common stock issuance and deposit growth. For the nine months ended September 30, 2010, net interest income increased $94.0 million, or 81.6%, from the same period of 2009. Interest income increased $36.3 million from the third quarter of 2009 and $113.8 million in the current nine-month period, primarily attributable to growth in the Company’s loans from the four acquisitions completed in 2009 and 2010. As a result of acquiring interest-bearing deposits of $2.7 billion during 2009 and $260.8 million during 2010, the Company’s interest expense increased 30.6% from the three months ended September 30, 2009. Deposit rates, as well as a decrease in the Company’s short-term borrowings, tempered the increase in interest expense for the third quarter of 2010. The Company’s net interest margin ratios on a tax-equivalent basis were 2.91% and 3.02% for the three months ended September 30, 2010 and 2009, respectively, and 3.04% and 3.07% for the nine-month periods ended September 30, 2010 and 2009, respectively.

•

Noninterest income decreased $44.5 million, or 54.7%, for the third quarter of 2010, as compared to the same period of 2009. The decrease in the current period was primarily due to a $57.8 million decrease in gains on the Company’s acquisitions during the current quarter. This decrease was offset partially by increases in gains on sales of loans and gains on available-for-sale investments for the three-month period of 2010. For the nine-month period ended September 30, 2010, noninterest income decreased $41.2 million, or 30.0%, from the same period of 2009. The decrease was a result of a $54.1 million decrease in gains on acquisitions recorded in 2010, offset by an increase of $4.9 million in gains on held-for-sale loans and $1.8 million in card fee income.

•

Noninterest expense increased $25.8 million, or 47.4%, for the quarter ended September 30, 2010, as compared to the same quarter last year, and $75.0 million, or 50.6%, for the nine-month period. The increases resulted primarily from higher salary and benefit costs of $11.8 million and $36.3 million for the three- and nine-month periods, as the Company expanded its employee base with the Alabama and Florida acquisitions. The Company hired additional executives and other personnel to continue staffing the Company’s new markets and expanded operating activities. Noninterest expense also included increases in net costs of OREO property, as the Company moved an increased number of properties into OREO. FDIC assessments increased in the current year, as IBERIABANK and IBERIABANK fsb are subject to additional FDIC insurance assessments. The increasing size of the Company led to additional occupancy and equipment expenses due to the Company’s acquired branches.

•

The Company recorded a provision for loan losses of $5.1 million during the third quarter of 2010, compared to a provision of $25.3 million for the third quarter of 2009. The decrease in the provision in 2010 was primarily attributable to lower chargeoff replacement in 2010, as 2009 chargeoffs exceeded 2010 levels. The provision for the third quarter of 2010 was also impacted by the provision taken on covered loans to reserve for additional expected losses in the covered loan portfolio. As of September 30, 2010, the allowance for loan losses as a percent of total loans was 2.28%, a 132 basis point increase over 0.96% at December 31, 2009. Net charge-offs for the third quarter of 2010 were $5.3 million, or 0.36% of average loans on an annualized basis, compared to $23.0 million, or 2.28%, a year earlier.

•

In September 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share, consistent with all four quarterly dividends in 2009 and the first and second quarter of 2010.

FINANCIAL CONDITION

Earning Assets

Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Interest income associated with earning assets is the Company’s primary source of income. Earning assets averaged $9.7 billion during the quarter ended September 30, 2010, an increase of $2.3 billion, or 30.7%, from the quarterly average at December 31, 2009 and $4.2 billion, or 75.5%, from September 30, 2009.

Loans and Leases – The average loan portfolio increased $1.7 billion, or 40.0%, during 2010, but only $7.0 million, or 0.1%, on a period-end basis. On a period-end basis, covered loans acquired from CSB, Orion, and Century declined $305.0 million, or 18.3%. Organic growth of $165.5 million and loans acquired in the Sterling acquisition of $151.3 million offset the decreases on the covered assets.

The Company’s average loan to deposit ratios at September 30, 2010 and December 31, 2009 were 70.4% and 82.1%, respectively. At September 30, 2010, the percentage of fixed rate loans within the total loan portfolio increased to 49.7% from 48% at year-end. The following table, which includes covered loans, sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	September 30, 2010	December 31, 2009	Increase/(Decrease)
(dollars in thousands)			Amount	Percent

Residential mortgage loans:
Residential 1-4 family	$647,657	$975,395	$(327,738)	(33.6)%
Construction/ Owner occupied	14,564	32,857	(18,293)	(55.7)%

Total residential mortgage loans	662,221	1,008,252	(346,031)	(34.3)%

Commercial loans:
Real estate	2,483,420	2,500,433	(17,013)	(0.7)%
Business	1,415,088	1,217,326	197,762	16.2%

Total commercial loans	3,898,508	3,717,759	180,749	4.9%

Consumer loans:
Indirect automobile	266,859	259,339	7,520	2.9%
Home equity	821,608	649,821	171,787	26.4%
Other	142,182	149,194	(7,012)	(4.7)%

Total consumer loans	1,230,649	1,058,354	172,295	16.3%

Total loans receivable	$5,791,378	$5,784,365	$7,013	0.1%

Total commercial loans increased $180.7 million, or 4.9%, compared to December 31, 2009, with the increase primarily attributable to organic growth, partially offset by covered loan decreases. Commercial loans covered by loss share agreements decreased $19.5 million, or

2.0%, during the first nine months of 2010, as losses on loans were charged off. Offsetting the decrease was legacy commercial loan growth of $200.2 million. Commercial business loans increased $197.8 million, or 16.2%, offsetting commercial real estate decreases from year-end primarily from covered loan paydowns.

The consumer loan portfolio increased $172.3 million, or 16.3%, compared to December 31, 2009, driven primarily by an increase in the home equity and indirect automobile portfolios. The increase in the home equity portfolio from December 31, 2009 is partially the result of the reclassification of a portion of covered loans as home equity loans upon system conversion to conform to the Company’s reporting guidelines. Consumer loan growth in the Company’s non-covered loan portfolio was impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

A $346.0 million decrease in mortgage loans to $662.2 million also affected total loan growth during the first nine months of 2010. Of the total mortgage loan decrease from December 31, 2009, $299.6 million, or 54.0%, was a result of a decrease in mortgage loans covered by loss share agreements, primarily from the reclassification of home equity loans noted previously. The remaining decrease was attributable to legacy assets, as loans were paid down and new mortgage loan originations slowed. The Company generally retains certain residential mortgage loans to high net worth individuals made through the private banking area. These mortgage loans traditionally have shorter durations and lower servicing costs and provide an opportunity to deepen client relationships. The Company does not originate high loan to value, negative amortization, optional ARM, or other exotic mortgage loans in its portfolio.

Because of the loss protection provided by the FDIC, risk of loss in the CSB, Orion, Century, and Sterling loan portfolios and foreclosed real estate is significantly different from other assets not covered under loss share agreements. Accordingly, loans subject to loss share agreements are presented as “covered loans” below, and loans not subject to loss share agreements are presented as “non-covered loans.”

The following is a summary of the major categories of non-covered loans outstanding:

(dollars in thousands)

Non-covered Loans	September 30, 2010	December 31, 2009
Residential mortgage loans:

Residential 1-4 family	$392,130	$434,956
Construction/ Owner occupied	14,564	18,198

Total residential mortgage loans	406,694	453,154

Commercial loans:
Real estate	1,712,216	1,659,844
Business	1,234,636	1,086,860

Total commercial loans	2,946,852	2,746,704

Consumer loans:
Indirect automobile	266,859	259,339
Home equity	522,915	512,087
Other	136,067	142,615

Total consumer loans	925,841	914,041

Total non-covered loans receivable	$4,279,387	$4,113,899

The carrying amount of the covered loans at September 30, 2010 consisted of acquired impaired loans, accounted for in accordance with ASC Topic 310-30, and performing loans at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following table.

(dollars in thousands)

Covered Loans:	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Residential mortgage loans:

Residential 1-4 family	$45,079	$210,448	$255,527
Construction/ Owner occupied	—	—	—

Total residential mortgage loans	45,079	210,448	255,527

Commercial loans:
Real estate	17,526	753,678	771,204
Business	6,815	173,637	180,452

Total commercial loans	24,341	927,315	951,656

Consumer loans:
Indirect automobile	—	—	—
Home equity	56,225	242,468	298,693
Other	116	5,999	6,115

Total consumer loans	56,341	248,467	304,808

Total loans receivable	$125,761	$1,386,230	$1,511,991

Asset Quality

The overall credit quality of the Company’s originated assets at September 30, 2010 was considered by management to be strong. Despite declines in asset quality in portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Declines in asset quality during 2010 were primarily attributable to larger isolated credits and not a significant shift in overall portfolio quality and this impact is described in the “Covered Loans” section below. Consistent with 2009, the Company’s purchase and assumption of CSB, Orion, Century, and Sterling significantly impacted overall asset quality. Management seeks to recognize and disclose significant problem loans quickly and take prompt action to address material weaknesses in those credits. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Nonperforming Assets

Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at September 30, 2010 or December 31, 2009 as the loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements totaled $64.9 million at September 30, 2010, an increase of $4.8 million, or 8.0%, from December 31, 2009. The following table sets forth the composition of the Company’s non-covered nonperforming assets as of the dates indicated.

(dollars in thousands)	September 30, 2010	December 31, 2009

Nonaccrual loans:
Commercial, financial and agricultural	$29,807	$31,029
Mortgage	4,495	3,314
Loans to individuals	6,779	5,504

Total nonaccrual loans	41,081	39,847
Accruing loans 90 days or more past due	6,817	4,960

Total nonperforming loans (1)	47,898	44,807
OREO and foreclosed property	16,968	15,281

Total nonperforming assets (1)	64,866	60,088
Performing troubled debt restructurings	15,046	—

Total nonperforming assets and troubled debt restructurings (1)	$79,912	$60,088

Nonperforming loans to total loans (1)	1.12%	1.09%
Nonperforming assets to total assets (1)	0.81%	0.91%
Allowance for loan losses to nonperforming loans (1) (2)	128.14%	124.14%
Allowance for loan losses to total loans (2)	1.43%	1.36%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	Troubled debt restructurings do not include $173,000 in troubled debt restructurings included in total nonaccrual loans of $41,081,000 above.
(3)	The allowance for loan losses excludes the portion of the allowance related to covered loans discussed below.

Nonperforming loans were 1.12% of total loans at September 30, 2010, three basis points higher than at December 31, 2009. If covered loans meeting nonperforming criteria are included, nonperforming loans would have been 13.60% of total loans before discounts (i.e. based on the contractual unpaid principal balance) at September 30, 2010 and 13.33% at December 31, 2009. The allowance for loan losses as a percentage of nonperforming loans was 128.14% at September 30, 2010 and 124.14% at December 31, 2009. Including covered assets, the allowance coverage of total loans before application of covered loan discounts would have been 1.96% at September 30, 2010 and 0.79% at December 31, 2009.

The increase in nonperforming assets from December 31, 2009 was a result of additional nonaccrual loans at September 30, 2010, as these nonaccrual loans increased $1.2 million, or 3.1%. Accruing loan balances greater than 90 days past due also increased $1.9 million, or 37.4%, from December 31, 2009. IBERIABANK accounted for the increase in nonaccrual loans, as IBERIABANK fsb’s nonaccrual loans decreased $9.9 million, or 35.4%, from December 31, 2009.

Nonperforming assets totaled $64.9 million at September 30, 2010 and were split evenly between IBERIABANK and IBERIABANK fsb. IBERIABANK accounted for $29.8 million, or 45.9%, of nonperforming assets at September 30, 2010. Nonaccrual loans at IBERIABANK increased $11.1 million, or 93.5%, from December 31, 2009. The increase was primarily the result of five credits at IBERIABANK which totaled $12.5 million at September 30, 2010. The five credits were put on nonaccrual status during the year based on their payment history. These credits have specific reserves of $0.3 million on the outstanding balance at September 30, 2010 to cover probable losses. The increase in nonaccrual loans is primarily from these isolated credits and not a result of significant decline in overall portfolio quality. IBERIABANK fsb’s nonperforming assets totaled $35.1 million at September 30, 2010, including $18.1 million of nonaccrual loans, compared to $41.0 million in nonperforming assets at December 31, 2009. The $5.9 million decrease since year-end was primarily the result of a decrease of $9.9 million in nonaccrual loans, offset by an increase in accruing loans past due 90 days or more of $2.4 million. In aggregate, total IBERIABANK fsb nonperforming loans decreased $7.5 million, or 25.3%, from year-end. The Company’s efforts to address risk in the IBERIABANK fsb portfolio led to the decrease in nonperforming assets at IBERIABANK fsb.

Nonperforming asset balances as a percentage of total assets have remained at a relatively low level. Total nonperforming assets were 0.81% of non-covered assets at September 30, 2010, a decrease of ten basis points from December 31, 2009. In response to a slight decline in asset quality during 2010, the Company increased its reserve for loan losses which in turn increased the reserve coverage of total noncovered loans to 1.43% at September 30, 2010, seven basis points above December 31, 2009.

During 2010, total loans defined as troubled debt restructurings (“TDR”) not included in nonperforming assets increased $15.0 million. These loans were restructured during 2010. Five commercial credits account for 85.0%, or $12.8 million, of that total. These five credits were less than 60 days past due at September 30, 2010. Total TDRs not covered by loss share agreements totaled $17.4 million at September 30, 2010, with $15.1 million at IBERIABANK and $2.4 million at IBERIBANK fsb. Of the $17.4 million, $7.3 million are currently paying and not past due, $2.4 million was on nonaccrual status, with the remaining $7.8 million noted as past due.

Management continually monitors loans and transfers loans to nonaccrual status when warranted. Net charge-offs for the nine-month period ended September 30, 2010 were $16.2 million, or 0.57% of average loans on an annualized basis, as compared to $28.3 million, or 0.98%, for the same nine months last year. The decrease in net charge-offs from 2009 was a result of a significant decrease in IBERIABANK fsb charge-offs during the current year, primarily in the commercial portfolio, as the Company experienced some asset quality deterioration in the third quarter of 2009.

Past Due Loans

At September 30, 2010, loans past due 30 days or more excluding covered loans were 1.02% of total IBERIABANK loans and 2.87% of total IBERIABANK fsb loans. On a consolidated basis, total past due loans excluding covered loans were 1.48% of total loans at September 30, 2010, a decrease of 21 basis points from December 31, 2009. Including covered loans, loans past due 30 days or more would have been 14.53% of total loans before discount adjustments at September 30, 2010 and 16.30% at December 31, 2009. Past due loans by portfolio are presented in the following table.

	September 30, 2010	December 31, 2009
IBERIABANK
(Excluding FDIC Covered Loans)
30+ days past due	0.32%	0.58%
Non-accrual loans	0.70%	0.38%

Total past due loans	1.02%	0.96%

IBERIABANK fsb
30+ days past due	1.14%	1.12%
Non-accrual loans	1.73%	2.78%

Total past due loans	2.87%	3.90%

IBERIABANK Corporation
(Excluding FDIC Covered Loans)
30+ days past due	0.52%	0.72%
Non-accrual loans	0.96%	0.97%

Total past due loans	1.48%	1.69%

At IBERIABANK fsb, past due loans decreased $9.2 million, or 23.6%, from December 31, 2009, to $29.9 million, and drove the 21 basis point decrease in consolidated past due loans. The decrease was a result of the Company’s efforts to address the credit quality issues in its portfolio. Loans past due less than 90 days decreased to $7.7 million, or 0.74% of loans, which was a decrease of $1.7 million from year-end. Offsetting the decrease was an increase in accruing loans past due 90 days of $2.4 million.

IBERIABANK past due loans (including nonaccrual loans) increased $3.4 million, or 11.4%, from December 31, 2009 and was the result of the larger commercial credits mentioned previously.

Covered Loans

The loans and foreclosed real estate that were acquired in the CSB, Orion, Century, and Sterling acquisitions in 2009 and 2010 are covered by loss share agreements between the FDIC and IBERIABANK, which affords IBERIABANK significant loss protection. As a result of the loss protection provided by the FDIC, the risk of loss on the acquired loans and foreclosed real estate is significantly different from those assets not covered under the loss share agreements.

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

Total covered assets past due at September 30, 2010 totaled $941.3 million before discounts, a decrease of $135.9 million, or 12.6%, from December 31, 2009. The decrease in nonperforming assets was driven by a decrease of $112.6 million, or 50.4%, in accruing loans past due. Past due assets included $830.3 million in loans that would otherwise meet the Company’s definition of nonaccrual loans, $111.0 million in accruing loans past due, and $40.5 million in OREO properties. Of the $111.0 million in accruing loans past due, $74.2 million, or 66.9%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Allowance for Loan Losses

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in the Company’s credit portfolio, involves a high degree of judgment and complexity. The Company establishes general reserves on the Company’s loan portfolios described in detail below and specific reserves for estimated losses on delinquent and other problem loans when it is determined that losses are probable on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Changes in such estimates may have a significant impact on the consolidated financial statements.

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

Loans acquired in the CSB, Orion, Century, and Sterling acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses are reflected as a provision for loan losses. Because acquired impaired loans follow the reserve standard set in ASC Topic No. 310-30, and acquired performing loans follow the same standard by analogy, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan pool and compares the total expected cash flow of the loan pools to the book value of the loan pools. If the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the associated indemnification asset. During the nine months ended September 30, 2010, the Company recorded an allowance for loan losses of $9.2 million to reserve for the portion of probable losses arising in the covered loan portfolio after the respective acquisition dates. Because the Company has addressed deterioration in the covered loan portfolio on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses is adequate at September 30, 2010 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The allowance for loan losses amounted to $132.0 million, or 2.28% of total loans, at September 30, 2010, $76.2 million higher than at December 31, 2009. The allowance as a percentage of loans was 132 basis points above the 0.96% at December 31, 2009. Of the $132.0 million in allowance, $110.6 million related to the IBERIABANK loan portfolio and $21.4 million related to the IBERIABANK fsb portfolio, and represents 2.33% and 2.05% of respective loan portfolio balances at September 30, 2010. Excluding the covered loan portfolio, the IBERIABANK allowance is 1.24% of total non-covered loans, 14 basis points higher than at December 31, 2009. Since December 31, 2009, the IBERIABANK allowance has increased $76.1 million, or 221.2%, while IBERIABANK fsb’s allowance increased slightly to $21.4 million.

The increase in the IBERIABANK portfolio is primarily related to increased reserves on covered loans at September 30, 2010. The allowance for loan losses on covered loans increased $70.4 million from December 31, 2009.

A summary of changes in the allowance for loan losses for the nine months ended September 30, 2010 is as follows:

	IBERIABANK
(dollars in thousands)	Covered Loans	Non- covered loans	IBERIABANK fsb	Total

Balance, beginning of year	$145	$34,286	$21,337	$55,768

Provision for loan losses before benefit attributable to FDIC loss share agreements	70,722	16,413	5,586	92,721

Benefit attributable to FDIC loss share agreements	(61,494)	—	—	(61,494)

Net provision for loan losses	9,228	16,413	5,586	31,227

Increase in indemnification asset	61,494	—	—	61,494

Loans charged-off	(322)	(15,097)	(7,220)	(22,639)

Recoveries	32	4,398	1,673	6,103

Balance, end of year	$70,577	$40,000	$21,376	$131,954

The increase in the allowance balance during 2010 was primarily a result of additional reserves on the covered loan portfolio based on the Company’s estimate of expected cash flows from these portfolios. Expected cash flow on certain of the Company’s acquired loan pools decreased during 2010, and thus a reserve was established to cover additional expected losses in these portfolios. The $70.4 million increase in the allowance for covered loans was recorded as a $9.2 million provision for loan losses in the Company’s consolidated statement of income for the nine months ended September 30, 2010 and a $61.5 million increase to the Company’s indemnification asset.

The allowance on the non-covered portion of the Company’s loan portfolio increased due to a decline in asset quality and additional specific reserves on two commercial credits at IBERIABANK. The allowance for loan losses was affected by net charge-offs of $16.5 million in the first nine months of 2010. Of the $16.5 million, $11.0 million, or 66.5% were IBERIABANK charge-offs while $5.5 million, or 33.5%, were IBERIABANK fsb charge-offs. Net charge-offs as a percentage of total loans at IBERIABANK were 0.31% of average loans and 0.73% of average loans at IBERIABANK fsb at September 30, 2010. Excluding charge-off replacement, the Company recorded a provision of $3.0 million to reserve for loan growth and changes in asset quality during the year to address the increased risk of loss inherent in the Company’s legacy loan portfolio at September 30, 2010.

Because of the increase in the allowance during the first nine months of 2010, the allowance coverage of nonperforming loans increased from 124.1% at December 31, 2009 to 128.1% at September 30, 2010, excluding covered loans. The allowance for loan losses on non-covered loans covers total past due loans 96.7% at September 30, 2010, an increase compared to the December 31, 2009 coverage of 80.3%.

Investment Securities – Total investment securities increased $327.0 million, or 20.7%, during the first nine months of 2010. The increase was driven by purchases of securities during the year using the Company’s available cash.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2010. There were no transfers of securities between investment categories during the first nine months of 2010.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2009	$1,320,476	$260,361
Purchases	900,003	92,186
Acquisitions	53,551	—
Sales, net of gains	(244,518)	—
Principal maturities, prepayments and calls	(446,565)	(31,333)
Amortization of premiums and accretion of discounts	(9,697)	(507)
Increase (Decrease) in market value	14,355	—
Other than temporary impairment	(517)	—

Balance, September 30, 2010	$1,587,088	$320,707

The $992.2 million in purchases during the nine months of 2010 is a result of the Company deploying excess liquidity into higher-yielding investments. The $245.0 million in sales resulted in a gain on those sales of $4.2 million during the nine months ended September 30, 2010.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and insight provided by industry analysts’ reports. As of September 30, 2010, management’s assessment concluded that the Company had one unrated revenue municipal bond that warranted a $0.5 million other-than-temporary impairment charge during the three months ended September 30, 2010. The specific impairment during the third quarter of 2010 was related to the loss of the contracted revenue source required for bond repayment. The bond was acquired in 2007 and was impaired 10% during the year ended December 31, 2007 based on significant delays in construction of the project. The additional charge in the current period brings the total impairment up to 30% of the par value of the bond and provides a fair value of the bonds that is consistent with current market pricing. Additionally, the bond does have insurance coverage from one of the remaining monoline insurers and the Company is current on its receipt of interest related to the bonds. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at September 30, 2010.

Short-term Investments – Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Home Loan Bank (“FHLB”) of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $723.3 million, or 896.0%, to $804.0 million at September 30, 2010, compared to $80.7 million at December 31, 2009. Cash proceeds from the Company’s common stock offering in March 2010 and deposit growth drove the increase from December 31, 2009.

Mortgage Loans Held for Sale – Loans held for sale increased $104.6 million, or 156.2%, to $171.5 million at September 30, 2010, compared to $66.9 million at December 31, 2009. The increase was a result of additional volume generated during the first nine months of the year. Consistent with seasonal patterns, the Company originated $1.3 billion in mortgage loans during the first nine months of 2010. Originations were offset by $1.2 billion in loan sales during the first nine months of the year. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. Loans sold conform to underwriting standards that are based on standards specified by the Federal National Mortgage Association (Fannie Mae), Federal Housing Administration (FHA), and the Federal Home Loan Mortgage Corporation (Freddie Mac). In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies.

Other Assets

The following table details the changes in other asset categories during the first nine months of 2010.

(dollars in thousands)	September 30 2010	December 31, 2009	Increase/(Decrease)
			Amount	Percent
Cash and due from banks(1)	$903,682	$175,397	$728,285	415.2%
FDIC loss share receivable	906,014	1,034,734	(128,720)	(12.4)
Premises and equipment	201,626	137,426	64,200	46.7
Bank-owned life insurance	72,619	70,813	1,806	2.6
Goodwill	234,228	227,080	7,148	3.1
Core deposit intangibles	24,315	26,342	(2,027)	(7.7)
Title plant and other intangible assets	6,722	6,722	—	—
Accrued interest receivable	34,985	32,869	2,116	6.4
FHLB and FRB stock	62,547	61,716	831	1.3
Fed funds sold	7,655	261,421	(253,766)	(97.1)
Derivative market value	32,490	32,697	(207)	(0.6)
Other real estate owned	57,495	74,092	(16,597)	(22.4)
Receivable due from the FDIC	68,661	6,817	61,844	907.2
Investment in new market tax credit entities	113,249	104,200	9,049	8.7
Other	66,003	72,194	(6,191)	(8.6)

Total	$2,792,291	$2,324,520	$467,771	20.1%

(1)	Cash and due from banks include short-term investments noted previously

The $728.3 million increase in cash and due from banks resulted from the net proceeds of the Company’s common stock sold in March 2010. In addition, the Company had deposit growth of $708.0 million during the year, which was partially offset by new loan growth, additional investment security purchases, and long-term debt repayments.

As part of the CSB, Orion, and Century acquisitions, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The decrease in the balance of the loss share receivable is a result of the movement of current expected reimbursements resulting from loan chargeoffs to the receivable due from the FDIC. Offsetting the decreases due to reimbursements was a $66.8 million increase due to the Sterling acquisition during the third quarter of 2010 and $61.5 million to account for a decrease in expected cash flows from original loss estimates on some of the Company’s covered loan pools.

The $64.2 million increase in premises and equipment over December 31, 2009 was a result of the purchase of $45.0 million in branch premises and equipment from the FDIC as part of the CSB, Orion, and Century acquisitions, as well as additional capitalized expenditures at the Company’s branches during the first nine months of 2010. The investment in additional branch property is part of the Company’s growth strategy and expansion into newer markets.

The $1.8 million increase in the Company’s bank-owned life insurance balance was a result of earnings on existing policies during the first nine months of 2010.

The Sterling acquisition accounted for the entire $7.1 million increase in goodwill during 2010. There were no other changes to goodwill during 2010.

The $2.0 million decrease in core deposit intangibles was due to amortization expense of $3.6 million during the first nine months of 2010. Offsetting the amortization expense was a $1.6 million core deposit intangible asset recorded as part of the Sterling acquisition during July 2010.

The $2.1 million increase in accrued interest receivable from year-end is due primarily to the increase in loan balances over December 31, 2009, offset partially by the timing of interest payments during the quarter.

The $0.8 million increase in FHLB and FRB stock was the result of $3.0 million in additional FRB stock purchases and $1.0 million in FHLB stock purchases, offset by $3.1 million in repurchases of stock during the nine-month period ended September 30, 2010. The repurchase is mandatory for eligible stock based on FHLB regulations.

Fed funds sold decreased $253.8 million since December 31, 2009. Fed funds sold represent short-term excess liquidity, and the balance varies depending on the daily cash needs of the Company’s bank subsidiaries. Balances in fed funds sold fluctuate based on the daily requirements of short-term liquidity needed for loan growth and other operating activities.

The $0.2 million increase in the market value of the Company’s derivatives was attributable to fair value adjustments on existing customer derivative agreements recorded during the first nine months of 2010, as well as additional derivatives recorded on the Company’s equity-linked CD product.

The $16.6 million decrease in OREO from December 31, 2009 was a result of sales of numerous OREO properties during the first nine months of 2010. IBERIABANK OREO properties decreased $18.2 million, or 29.0%, while IBERIABANK fsb OREO properties increased $1.6 million, or 14.1%. The decrease in OREO at IBERIABANK was a result of the movement of covered OREO balances out of the portfolio both because properties were sold and charged off during 2010. The decrease in covered OREO balances accounted for nearly all of the change at IBERIABANK, as legacy IBERIABANK OREO increased only $0.1 million.

The balance due to the Company from the FDIC in accordance with the loss share agreements increased $61.8 million during the first nine months of 2010. The increase in the balance is a result of the charge off of incurred losses on covered loans and OREO properties from their respective portfolios. The balance due from the FDIC includes the reimbursable portion of incurred losses and reimbursable expenses, as well as a portion of settlement items from the initial acquisitions.

The $9.0 million increase in the Company’s investments in new market tax credits represents additional tax credit investments made during 2010 of $11.8 million, offset by the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $6.2 million decrease in other assets since year-end was primarily due to the Company’s prepaid FDIC insurance assessment which decreased $7.6 million. The decrease in the prepaid assessment represented the insurance expense incurred for the first nine months of 2010, as the Company has not been required to deposit additional funds into their prepaid asset through September 30, 2010. Offsetting the decrease were increases in prepaid management fees for the Company’s new market tax credit entities and prepaid software maintenance fees.

There was no significant change in the Company’s title plant or other intangible asset balances since year-end.

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

Deposits – Total end of period deposits increased $708.0 million, or 9.4%, to $8.3 billion at September 30, 2010, compared to $7.6 billion at December 31, 2009. The increase was a result of $287.0 million in Sterling deposits acquired and organic deposit growth of $421.0 million, primarily in savings and money market accounts. Deposit growth was generated in the Company’s interest-bearing accounts, as the Company continues to generate additional deposits from new customers, primarily in the Company’s newer Mobile, Alabama and Florida markets. The Company has been able to generate this deposit growth through the formation of new customer relationships and as existing customers build up current deposit levels, and not through deposit pricing. Deposit growth was also a result of $43.7 million in deposits for the Company’s equity-linked certificate of deposit, a new product in 2010.

The average rate on interest-bearing deposits decreased 54 basis points for the nine months ended September 30, 2010 when compared to the same nine-month period of 2009. During the quarter, the Company saw movement of funds out of non-interest bearing accounts into interest-bearing accounts. The percentage of interest-bearing funds increased to 89.6% of total deposits from 88.4% at December 31, 2009. The growth in the interest-bearing accounts was driven by growth in many of the Company’s markets, particularly the Florida, Arkansas, Memphis, Lafayette, and Baton Rouge markets, as well as $260.8 million in interest-bearing deposits acquired from Sterling. In total, interest-bearing deposits grew $726.0 million, or 10.9%, during 2010.

The quarterly average balance in interest-bearing accounts increased $2.0 billion, or 37.2%, from December 31, 2009, and was a result of deposits acquired from Orion, Century, and Sterling, as well as organic growth during the period. The third quarter of 2010 included the full impact of the Orion and Century deposits acquired in November 2009. Period-end noninterest-bearing deposits decreased $18.0 million, or 2.1%, from December 31, 2009 to September 30, 2010, but on average, noninterest-bearing deposits increased $35.8 million, or 4.5%, from the fourth quarter, also a result of Orion, Century, and Sterling deposits.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	September 30, 2010	December 31, 2009	Increase/(Decrease)
			Amount	Percent

Noninterest-bearing DDA	$856,882	$874,885	$(18,003)	(2.1)%
NOW accounts	1,254,498	1,351,609	(97,111)	(7.2)
Savings and money market accounts	3,013,378	2,253,065	760,313	33.7
Certificates of deposit	3,139,381	3,076,589	62,792	2.0

Total deposits	$8,264,139	$7,556,148	$707,991	9.4%

Short-term Borrowings – Short-term borrowings increased to $289.2 million from $263.4 million at December 31, 2009, a 9.8% increase. Growth in customer repurchase agreements of $85.7 million offset net repayments of FHLB short-term advances of $59.8 million during the first nine months of 2010. The Company was able to repay the advances as a result of excess liquidity generated from deposit growth and net proceeds from the Company’s common stock issuance. The Company’s short-term borrowings at September 30, 2010 were comprised of $30.2 million in short-term fixed- and variable-rate advances and $259.1 million of securities sold under agreements to repurchase. At December 31, 2009, the Company had $90.0 million in advances outstanding and $173.4 million in customer repurchase agreements. As a result of the acquired short-term borrowings from Orion, Century, and Sterling, on average, short-term borrowings increased $12.4 million, or 5.7%, over December 31, 2009 average short-term borrowings of $219.4 million. Short-term borrowings were 3.1% of total liabilities at September 30, 2010, a slight increase from 3.0% at December 31, 2009.

The average rates paid on short-term borrowings were 0.39% and 0.68% for the quarters ended September 30, 2010 and 2009, respectively, and 0.39% and 0.74% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the average rate was a result of the decrease in bank borrowing rates since the third quarter of 2009.

Long-term Borrowings – The Company used a portion of its excess liquidity to repay long-term borrowings during 2010, as total long-term borrowings decreased $304.9 million, or 40.9%, to $440.9 million at September 30, 2010, compared to $745.9 million at December 31, 2009.

The decrease in borrowings from December 31, 2009 was a result of repayments of maturing long-term FHLB advances and the Company’s $25.0 million subordinated note to a correspondent bank during the nine months ended September 30, 2010. During the second quarter of 2010, the Company repaid $168.4 million of FHLB advances assumed from CSB and Century in 2009. The Company paid $168.7 million to repay the advances, incurring $0.3 million in prepayment penalties that are included in the Company’s consolidated statement of income for the nine-month period ended September 30, 2010. During the third quarter of 2010, the Company repaid an additional $74.3 million in FHLB advances and incurred a prepayment penalty of $3.5 million that is included in the Company’s statement of operations for the three- and nine-month periods ended September 30, 2010. Also in the third quarter, the Company repaid all $26.3 million of advances assumed from Sterling in July 2010. The repayment of the $25.0 million subordinated note included a $0.2 million write-off of prepaid structuring fees associated with the subordinated debt that also affected operating results for the current three- and nine-month periods.

As a result of the repayments, long-term borrowings at September 30, 2010 were 4.8% of total liabilities, down from 8.5% at December 31, 2009. At September 30, 2010, the Company’s long-term borrowings were comprised of $277.8 million of fixed- and variable-rate advances from the FHLB of Dallas, $111.3 million in junior subordinated debt, and $51.8 million in notes payable on investments in the Company’s new market tax credit entities. The average rates paid on long-term borrowings were 3.35% and 3.75% for the quarters ended September 30, 2010 and 2009, respectively, and 3.03% and 4.01% for the same nine month periods.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2010, shareholders’ equity totaled $1.3 billion, an increase of $345.5 million, or 36.2%, compared to $954.2 million at December 31, 2009. The following table details the changes in shareholders’ equity during the first nine months of 2010.

(dollars in thousands)	Amount
Balance, December 31, 2009	$954,215
Net income	35,783
Common stock issued	328,980
Reissuance of treasury stock for incentive compensation plans, net of shares surrendered	684
Cash dividends declared	(27,358)
Change in other comprehensive income from fair value adjustments	1,579
Share-based compensation cost	5,865

Balance, September 30, 2010	$1,299,748

During the first quarter of 2010, the Company issued and sold 5,973,207 shares of its common stock in an underwritten public offering for proceeds of $345.0 million. The six million additional common shares increases the Company’s total issued shares to 28.1 million, a 27.0% increase in share count over December 31, 2009. After deduction of the underwriters’ discount and legal, printing, and other professional fees, the Company received net proceeds of $329.0 million. The issuance of the common stock had a dilutive effect on the per share results of operations for the three- and nine-month periods ended September 30, 2010.

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.1% of total shares outstanding. As of September 30, 2010, the Company had 149,029 shares remaining for repurchase under the plan. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first nine months of 2010, the Company did not repurchase any shares of its common stock.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the third quarter of 2010 of $13.9 million, compared to $25.0 million earned during the third quarter of 2009, a decrease of $11.0 million, or 44.1%. On a per share basis, the $0.52 earned per diluted share for the third quarter of 2010 represented a 57.7% decrease from the $1.22 earned for the third quarter of 2009.

For the nine months ended September 30, 2010, the Company reported income available to common shareholders of $35.8 million, or $1.40 per share, compared to $39.2 million, or $2.22 per share, for the nine months ended September 30, 2009. Common shareholder earnings in 2009 were negatively affected by a $3.4 million preferred stock dividend paid in the first quarter of 2009.

The following is a discussion of operating results for the three and nine months ended September 30, 2010, compared to the same three- and nine- month period ended September 30, 2009, by significant income statement caption.

Net Interest Income – Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets.

Net interest income increased $29.3 million, or 72.0%, to $69.9 million for the three months ended September 30, 2010, compared to $40.7 million for the three months ended September 30, 2009. The increase was due to a $36.3 million, or 57.1%, increase in interest income, which was partially offset by a $7.0 million, or 30.6%, increase in interest expense. The increase in interest income from the third quarter of 2009 was the result of a $4.2 billion increase in average interest-earnings assets, but was offset by a 53 basis point, or 11.4%, decrease in the average yield of interest-earning assets. The increase in average interest-earning assets is a result of the CSB, Orion, Century, and Sterling acquisitions during the latter part of 2009 and 2010, as well as organic growth in the legacy IBERIABANK and IBERIABANK fsb portfolios. The decrease in yields on earnings assets in the current period is consistent with industry-wide interest rate trends over the past 12 months and the Company’s expectations. Yields on the Company’s investment securities declined 113 basis points from the third quarter of 2009 to 2.90%. The decrease was offset by a 91 basis point increase in loan yields primarily from the commercial loan portfolio.

The increase in interest expense was also driven by an increase in average volume, as the quarterly rate on interest-bearing liabilities decreased 52 basis points, from 1.96% for the third quarter of 2009 to 1.44% for same period of 2010. The decrease in rates was a result of a decrease of 46 basis points on interest-bearing deposits, 29 basis points on short-term borrowings, and 40 basis points on long-term debt. Average interest-bearing liabilities increased $3.6 billion, or 78.6%, from the third quarter of 2009 to 2010. Consistent with interest-earning assets, the increase in average balance was primarily the result of the Company’s CSB, Orion, and Century acquisitions.

The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 2.70% during the three months ended September 30, 2010, compared to 2.69% for the comparable period in 2009. The Company’s net interest margin on a taxable equivalent (TE) basis, which is taxable equivalent net interest income as a percentage of average earning assets, was 2.91% and 3.02% for the three months ended September 30, 2010 and 2009, respectively. On a year-to-date basis, the Company’s net interest spread increased eight basis points during 2010, from 2.74% for the nine months ended September 30, 2009 to 2.82% for the same nine-month period of 2010. On a taxable equivalent basis, net interest margin decreased three basis points to 3.04% for the nine months ended September 30, 2010 when compared to the same 2009 period.

As of September 30, 2010, the Company’s interest rate risk model indicated that the Company is asset sensitive in terms of interest rate sensitivity. As interest rates have fallen and excess liquidity has accumulated, the Company has become increasingly asset sensitive. Based on the Company’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	12.2%
+100	5.7
-100	(0.6)
-200	(1.1)

The computations of interest rate risk shown above do not necessarily include certain actions management may undertake to manage this risk in response to anticipated changes in interest rates.

As part of its activities to manage interest rate risk, the Company has engaged in interest rate swap transactions, which are a form of derivative financial instrument, to modify the net interest sensitivity to levels deemed to be appropriate. At September 30, 2010, the Company had interest rate swaps in the notional amount of approximately $70.0 million for these transactions. In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. Both the derivative contracts entered into with its customers and the offsetting derivative positions are recorded at their estimated fair value. At September 30, 2010, the Company had $227.0 million notional amount of interest rate contracts with corporate customers and $226.8 million notional amount of offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents average balance sheets, net interest income and average interest rates for the three- and nine-month periods ended September 30, 2010 and 2009.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$710,112	$13,180	7.42%	$501,196	$7,018	5.60%	$867,399	$43,914	6.75%	$504,817	$21,323	5.63%
Commercial loans (TE) (2)	3,918,156	57,719	5.88%	2,614,911	30,586	4.74%	3,754,208	162,930	5.93%	2,439,238	84,206	4.70%
Consumer and other loans	1,202,443	18,826	6.21%	933,244	15,101	6.42%	1,107,893	53,802	6.49%	917,286	44,686	6.51%

Total loans	5,830,711	89,725	6.14%	4,049,351	52,705	5.23%	5,729,500	260,647	6.16%	3,861,341	150,215	5.25%
Mortgage loans held for sale	131,944	1,406	4.26%	60,350	713	4.72%	88,716	2,961	4.45%	77,107	2,752	4.76%
Investment securities (TE) (2)(3)	1,843,511	12,783	2.90%	1,040,275	9,911	4.03%	1,653,686	37,350	3.16%	1,005,094	31,230	4.36%
Other earning assets	1,898,123	(4,096)	-0.84%	380,080	225	0.24%	1,879,796	(2,303)	-0.16%	219,248	652	0.40%

Total earning assets	9,704,289	99,818	4.13%	5,530,056	63,554	4.66%	9,351,698	298,655	4.31%	5,162,790	184,849	4.87%

Allowance for loan losses	(92,941)			(45,711)			(70,453)			(43,149)
Nonearning assets	1,034,213			645,346			1,003,918			647,334

Total assets	$10,645,561			$6,129,691			$10,285,163			$5,766,975

Interest-bearing liabilities:
Deposits:
NOW accounts	$1,281,554	$2,178	0.67%	$945,141	$1,827	0.77%	$1,341,581	$7,247	0.72%	$934,387	$5,877	0.84%
Savings and money market accounts	2,953,907	8,768	1.18%	1,222,273	4,035	1.31%	2,680,060	28,796	1.44%	1,110,934	11,793	1.42%
Certificates of deposit	3,204,675	13,852	1.71%	1,697,513	11,506	2.69%	3,132,881	37,821	1.61%	1,584,666	34,357	2.90%

Total interest-bearing deposits	7,440,136	24,798	1.32%	3,864,927	17,368	1.78%	7,154,522	73,864	1.38%	3,629,987	52,027	1.92%
Short-term borrowings	231,813	233	0.39%	212,289	370	0.68%	209,297	623	0.39%	190,555	1,068	0.74%
Long-term debt	567,166	4,854	3.35%	536,877	5,150	3.75%	647,229	14,890	3.03%	543,699	16,525	4.01%

Total interest-bearing liabilities	8,239,115	29,885	1.44%	4,614,093	22,888	1.96%	8,011,048	89,377	1.49%	4,364,241	69,620	2.13%

Noninterest-bearing demand deposits	840,765			583,229			828,294			569,371
Noninterest-bearing liabilities	260,155			94,189			224,850			84,546

Total liabilities	9,340,035			5,291,511			9,064,192			5,018,158
Shareholders’ equity	1,305,526			838,180			1,220,971			748,817

Total liabilities and shareholders’ equity	$10,645,561			$6,129,691			$10,285,163			$5,766,975

Net earning assets	$1,465,174			$915,963			$1,340,650			$798,549

Ratio of earning assets to interest-bearing liabilities	117.78%			119.85%			116.74%			118.30%

Net Interest Spread		$69,933	2.70%		$40,666	2.69%		$209,278	2.82%		$115,229	2.74%

Tax-equivalent Benefit			0.07%			0.12%			0.08%			0.11%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$71,702	2.91%		$42,297	3.02%		$215,471	3.04%		$119,614	3.07%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

Provision For Loan Losses – Management of the Company assesses the allowance for loan losses quarterly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are achieved through provisions for loan losses that are charged against income, and in addition, for the covered loan portfolio, a portion of the increases required in the allowance are charged as an increase to the indemnification asset on the Company’s balance sheet.

The Company recorded a provision of $5.1 million for the three months ended September 30, 2010, a $20.2 million decrease from the third quarter of 2009. For the nine-month period ended September 30, 2010, the Company recorded a provision of $31.2 million, $4.8 million lower than the same nine-month period of 2009. The decrease in the provision during 2010 was in response to an improvement in overall asset quality, as well as a lower level of charge-offs at both IBERIABANK and IBERIABANK fsb. Of the third quarter provision, $1.9 million, or 36.5%, relates to the Company’s covered loan portfolio and represents the Company’s portion of the decrease in expected future cash flows in certain loan pools since acquisition. The Company’s allowance for loan losses on its covered portfolio is 4.67% of the covered loan portfolio at September 30, 2010.

While the majority of the Company’s non-covered loan portfolio performed well during the first nine months of 2010, some asset quality deterioration was noted in the IBERIABANK portfolio during 2010. This credit deterioration was exemplified by an increase in nonperforming assets of $10.7 million at IBERIABANK, from $19.1 million at December 31, 2009 to $29.8 million at September 30, 2010. Nonperforming assets increased due to an $11.1 million increase in nonaccrual loans and a $0.1 million increase in OREO. The increase in nonaccrual loans was primarily the result of the addition of five commercial credits totaling $12.5 million to nonaccrual status during 2010. In response to the deterioration, IBERIABANK recorded a provision of $16.4 million for the first nine months of 2010, $5.7 million above net chargeoffs of $10.7 million. As a result, the allowance for loan losses as a percentage of non-covered loans at IBERIABANK increased 14 basis points to 1.24% of total loans.

In the IBERIABANK fsb portfolio, asset quality improved from December 31, 2009, as total nonperforming assets decreased to $35.1 million, a $5.9 million, or 14.4%, decrease. Nonperforming assets as a percentage of total assets decreased to 2.06% from 2.68%. As a result of the change in credit quality in the IBERIABANK fsb portfolio, IBERIABANK fsb recorded a provision of $5.6 million during 2010, $0.1 million above net chargeoffs of $5.5 million. As a result of the improved performance of its portfolio, IBERIABANK fsb increased its allowance for loan losses $0.1 million, which, when factored in with loan growth of $39.1 million, resulted in a decrease in the percentage of IBERIABANK fsb’s loan portfolio seven basis points to 2.05% of total loans at September 30, 2010.

Total net charge-offs were $5.3 million for the third quarter of 2010, or an annualized charge-off percentage of 0.36%. Net charge-offs during the third quarter of 2009 were 2.25% of the consolidated loan portfolio. The decrease in net charge-offs from the third quarter of 2009 was a result of decreased IBERIABANK fsb charge-offs during the current year, primarily in the commercial loan portfolio, as the Company experienced more significant asset quality deterioration in 2009. Net charge-offs in 2009 included recoveries of $1.6 million year-to-date. Recoveries through the third quarter of 2010 totaled $6.1 million.

Management believes the allowance was adequate at September 30, 2010 to cover probable losses in the Company’s loan portfolio. In order to address the asset quality issues noted, the Company increased its consolidated allowance for loan losses as a percentage of outstanding loans, net of unearned income, 132 basis points, from 0.96% at December 31, 2009 to 2.28% at September 30, 2010. The allowance covers 94.6% and 128.1% of nonperforming assets and nonperforming loans, excluding assets covered under the loss-share agreements that are reimbursable by the FDIC. In addition, the Company’s provision for loan losses for the nine-month periods of September 30, 2010 and 2009 covers net charge-offs in the corresponding periods by a factor of 1.89 and 1.28 times, respectively. Excluding covered loans, the Company’s current year provision would cover year-to-date net charge-offs 1.35 times.

Noninterest Income – The Company’s total noninterest income was $36.8 million for the three months ended September 30, 2010, $44.5 million, or 54.7%, lower than the $81.2 million earned for the same period in 2009. For the first nine months of 2010, noninterest income decreased 30.0% from the same nine-month period of 2009. The following table illustrates the changes in each significant component of noninterest income.

(dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)

	2010	2009		2010	2009

Service charges on deposit accounts	$6,085	$5,983	1.7%	$18,361	$16,734	9.7%
ATM/debit card fee income	2,562	1,958	30.9	7,444	5,635	32.1
Income from bank owned life insurance	726	729	(0.4)	2,153	2,163	(0.5)
Gain on acquisition	—	57,831	(100.0)	3,781	57,831	(93.5)
Gain on sale of loans, net	13,518	7,264	86.1	31,517	26,602	18.5
Gain (loss) on sale of assets	(178)	(70)	153.6	(357)	(643)	(44.5)
Gain (loss) on sale of investments, net	4,176	(25)	16,931.4	5,158	5,857	(11.9)
Title income	4,852	4,638	4.6	13,368	14,349	(6.8)
Broker commissions	2,320	1,329	74.6	5,204	3,544	46.8
Other income	2,720	1,597	70.3	9,208	4,921	87.1

Total noninterest income	$36,781	$81,234	(54.7)%	$95,837	$136,993	(30.0)%

Service charges on deposit accounts increased $0.1 million in the third quarter compared to the same period last year, and $1.6 million for the year-to-date period, as customer volume increased at both IBERIABANK and IBERIABANK fsb. Primarily, NSF fees were up compared to 2009. Customer volume was generated by the additional locations in Florida and Alabama.

ATM/debit card fee income increased $0.6 million and $1.8 million for the three-and nine-month periods, respectively, over the comparable 2009 periods primarily due to the Company’s expanded cardholder base, attributable mostly to the Florida acquisitions, as well as increased usage by customers.

Earnings on the Company’s life insurance assets were down slightly in the current year, consistent with market performance and current yields.

Gains on the sale of loans increased $6.3 million compared to the third quarter of 2009 and $4.9 million for the current year primarily due to a higher volume of mortgage loan originations and sales in the third quarter of 2010. The mortgage business, fueled by loan refinancings, continues to perform well. Mortgage production for the first nine months of 2010 was $1.2 billion, $19.6 million above production for the same period in 2009.

As discussed further in Note 4 to the consolidated financial statements, because of additional settlement items with the FDIC, the Company recorded a gain of $3.8 million during the nine months ended September 30, 2010 on the FDIC-assisted acquisitions in 2009. There was no gain recorded on the Sterling acquisition in the third quarter of 2010, as the cash paid as part of the acquisition exceeded the net assets acquired, and thus the Company recorded $7.1 million in goodwill on the transaction. During the three- and nine-month periods of 2009, the Company recorded a gain of $57.8 million on the CSB acquisition.

The $0.4 million loss on the disposal of assets in 2010 relates primarily to the disposal of automobiles at the former Orion branches and the sale of a modular branch building. The $0.6 million loss on the sale of assets for the nine-month period of 2009 is a result of the disposal of Pulaski Bank and Pulaski Mortgage Company signage in connection with the entities’ name change to IBERIABANK fsb and IBERIABANK Mortgage Company.

The gain on the sale of investments for the nine months of 2010 resulted from the sale of $244.5 million in securities. The gain on the sale of investments for the nine months of 2009 resulted from the sale of $249.6 million in agency and mortgage-backed securities, as well as CMO’s, with the proceeds used to invest in higher yielding securities.

Although title income increased $0.2 million for the quarter when compared to the prior year, income was down $1.0 million for the year-to-date period. The decrease was a result of slower residual business from mortgage originations.

Broker commissions increased $1.0 million, or 74.6%, compared to the third quarter of 2009, and $1.7 million, or 46.8%, from the comparable nine-month period of 2009. The increase in broker commissions reflects additional sales activity during 2010. Broker activity remained strong despite the overall weakened economy.

Other sources of noninterest income increased $1.1 million for the third quarter of 2010 and $4.3 million in the current nine-month period. The increase was a result of additional credit card income from the Company’s expanded cardholder base. The Florida acquisitions during 2009 and 2010 added additional credit card volume that led to income above the third quarter of 2009. The Company also recorded $0.6 million and $1.7 million in investment income for the current three- and nine-month periods from its investment in new market tax credit entities during the fourth quarter of 2009 and the first two quarters of 2010. In addition to the tax credits the Company receives, income is generated on the investment the Company has made in these entities. There were no similar investments at September 30, 2009.

Noninterest Expense – The Company’s total noninterest expense was $80.4 million for the three months ended September 30, 2010, $25.8 million, or 47.4%, higher than the $54.5 million incurred for the same period in 2009. The following table illustrates the changes in each significant component of noninterest expense.

(dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
	2010	2009		2010	2009

Salaries and employee benefits	$40,932	$29,161	40.4%	$116,323	$80,041	45.3%
Occupancy and equipment	8,779	5,856	49.9	24,493	17,269	41.8
Franchise and shares tax	669	859	(22.2)	2,165	2,461	(12.0)
Communication and delivery	2,331	1,582	47.4	7,095	4,701	50.9
Marketing and business development	1,545	1,324	16.7	4,483	3,184	40.8
Data processing	2,969	1,573	88.7	9,130	4,800	90.2
Printing, stationery and supplies	728	590	23.5	2,239	1,727	29.6
Amortization of acquisition intangibles	1,316	627	109.9	3,595	1,870	92.2
Professional services	2,321	2,145	8.2	10,067	4,815	109.1
Other expenses	18,781	10,823	73.5	43,557	27,277	59.7

Total noninterest expense	$80,371	$54,540	47.4%	$223,147	$148,145	50.6%

Salaries and employee benefits increased $11.8 million for the third quarter and $36.3 million for the year over the comparable 2009 periods. The increases were primarily due to increased staffing due to the growth of the Company. In addition to the CSB, Orion, Century, and Sterling acquisitions, the Company expanded into the Houston and Mobile markets in 2009 and has continued staffing these markets. Included in salaries and employee benefits were increases in wages, payroll taxes, medical expenses, and stock compensation expense, all as a result of higher headcount over the first three quarters of 2009.

Occupancy and equipment expense increased $2.9 million for the third quarter and $7.2 million for the nine-month period of 2010 over the comparable 2009 periods. These increases were due primarily to the costs of facilities associated with the Florida and Alabama acquisitions. In addition, the increase in the number of locations the Company currently operates led to an increase in repairs and maintenance on those branches. The increase in the number of locations has also driven utilities, rental, and property taxes higher in 2010.

The Company was able to lower franchise and shares tax expense $0.2 million and $0.3 million in the current three- and nine-month periods over the comparable 2009 periods. Despite the payment of Alabama business privilege tax in 2010, the Company was subject to lower shares tax on IBERIABANK in 2010 as a result of the assessment base for their shares tax calculation. A significant portion of shares tax was based on the percentage of deposits located within Louisiana. With IBERIABANK’s expansion into Alabama and Florida, the percentage of deposits located in Louisiana decreased to 55.2%, from 100% in prior years.

The Company’s expansion in the third and fourth quarters of 2009 led to an increase in communication and delivery, data processing charges, and printing and supplies expenses. The $0.7 million increase in communication and delivery charges is attributable to increased courier and telephone charges from the new branches added. Data processing charges increased 88.7% from the third quarter of 2009, as the size of the Company has led to higher processing volume and additional maintenance expenses. In addition, for the first nine months of 2010, the Company incurred $1.8 million in merger-related data expenses, which primarily relate to system conversion expenses for the Orion and Century general ledger, loan, and deposit systems. There were minimal merger-related data expenses during the first nine months of 2009.

Marketing and business development expenses increased $0.2 million in the third quarter of 2010 and $1.3 million in the current year-to-date period over 2009 as a result of additional expenses associated with advertising and business development. The Company continued to market its expansion into Florida and Alabama.

The core deposit intangible assets created in the four acquisitions since the third quarter of 2009 contributed to the increases in amortization of intangible assets over the comparable three- and nine-month periods of 2009.

Professional services expense was $0.2 million higher for the current three-month period and $5.3 million higher for the current nine-month period compared to the same periods last year, as the Company incurred additional legal, audit, and consulting expenses as a result of the CSB, Orion, and Century acquisitions, as well as the Company’s common stock offering in March 2010. Professional services have also increased due to the increased size and complexity of the Company. Merger-related professional services expenses totaled $0.3 million and $3.5 million for the three and nine months of 2010, respectively. There were no comparable merger-related professional services for the 2009 periods.

Other noninterest expenses increased $8.0 million in the third quarter of 2010 and $16.3 million for the nine months of 2010 primarily in four areas. First, other noninterest expenses for the three months ended September 30, 2010 and 2009 include $1.6 million and $1.0 million of travel expenses. For the nine months ended September 30, 2010 and 2009, travel-related expenses were $5.1 million and $2.2 million, respectively. The increases over the 2009 period relate to additional travel due to the Florida and Alabama expansion. As the Company expands beyond its traditional Arkansas and Louisiana markets, travel expenses continue to be a necessary expense to fully integrate new markets into the Company.

Secondly, both credit and loan-related expense and ATM/debit card expenses reflect the additional locations and volume of activity resulting from the growth of the IBERIABANK and IBERIABANK fsb franchises. Credit-related expenses increased $2.1 million over the third quarter of 2009 and $4.9 million over the nine-month period of 2009.

Other noninterest expenses also increased during 2010 as a result of the prepayment of debt during the third quarter of 2010. The Company incurred $3.5 million in prepayment penalties for retiring a portion of its long-term debt before its scheduled maturity. The Company also wrote off remaining financing fees of $0.2 million on the $25.0 million subordinated note that was also repaid during the third quarter.

Other noninterest expenses in 2010 also include $3.0 million of amortization on the Company’s investment in new market tax credit entities. The Company began investing in these entities in the fourth quarter of 2009, and thus there was no amortization during the comparable 2009 periods.

The increases in other noninterest expenses also include an increase in FDIC assessments during the third quarter of 2010. FDIC insurance increased $1.2 million from the comparable 2009 three-month period, due primarily to the increase in deposit base at IBERIABANK from the recent acquisitions. For the nine-month periods, 2010 FDIC insurance expenses increased $1.3 million, or 18.6%, over 2009.

Other expense types, including credit card expenses, bank service charges, and stock market and registration agent fees, did not experience a significant fluctuation from the same periods of 2009.

Income Tax Expense – Income tax expense decreased $9.8 million, or 57.5%, for the three months ended September 30, 2010 to $7.3 million, compared to $17.1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, income tax expense decreased $10.4 million, or 41.1%, to $15.0 million, from $25.4 million in 2009. The fluctuation from the prior period is primarily a result of the related income before income taxes, but is also a result of the Company’s investment in tax credits during the current periods.

The effective tax rates for the three months ended September 30, 2010 and 2009 were 34.3% and 40.7% respectively, and 29.5% and 37.4% for the corresponding nine-month periods. The decrease in the effective tax rate for the periods presented was a result of the relative effective tax rates of the Company’s subsidiaries. The Company’s largest subsidiary, IBERIABANK, had a lower overall effective rate in the current quarter as a result of its investment in tax credits that commenced in the third quarter of 2009. As a result, IBERIABANK’s effective tax rate decreased significantly from the prior year. The Company’s IBERIABANK fsb, Lenders Title, and ICP subsidiaries, as well as the holding company, all had income tax benefits during the third quarter of 2010, either from nontaxable income deductions at IBERIABANK fsb or, in the case of the other legal entities, net losses for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2010 totaled $2.2 billion, or 69.5% of the total CD balance at September 30, 2010. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company, including those obtained through acquisitions. Additionally, the majority of the investment securities portfolio is classified by the Company as available-for-sale, which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash inflows totaled $728.3 million for the nine months ended September 30, 2010, an increase of $733.6 million from net cash outflow of $5.3 million for the nine months ended September 30, 2009. The following table summarizes the Company’s cash flows for the periods indicated.

(dollars in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flow provided by operations	$310,521	$115,148
Cash flow used in investing activities	(29,432)	(369,523)
Cash flow provided by financing activities	447,196	249,071

Net increase (decrease) in cash and cash equivalents cash flow	$728,285	$(5,304)

The Company had operating cash inflow of $310.5 million during the first nine months of 2010, $195.4 million higher than in the same period of 2009. The increase was primarily due to reimbursement of $312.6 million in recoverable covered asset losses. In addition, the Company had a decrease in other assets during the nine months of 2010, with the most significant decrease in fed funds sold of $253.8 million. The value of the Company’s loss share receivable asset decreased $128.7 million during 2010, as loans were charged off and recoverable amounts submitted for reimbursement from the FDIC. Other significant noncash adjustments included the gain adjustment on the Company’s acquisitions of $3.8 million during the first quarter of 2010 and a $31.2 million provision for the nine months ended September 30, 2010. Offsetting the increases in cash inflows was an increase in net originations of held for sale loans in the current year. Originations outpaced loan sales by $104.6 million in 2010, an increase of $93.9 million over the nine months of 2009, and resulted in an increase in the held for sale loan balance at September 30, 2010. Net income for the first nine months of 2010 was $6.8 million lower than the same period in 2009 and the provision for loan losses was $4.9 million lower for the same nine-month period.

Cash flow used in investing activities decreased $340.1 million during the first nine months of 2010 compared to the same period in 2009 primarily due to an increase in cash activity on loans. Net cash flow from loans increased $423.6 million. Excluding held for sale loans, the Company had a net decrease in loan balances during 2010 of $193.0 million. Offsetting the loan activity was an increase in investment purchases during 2010. Net cash used in available for sale investment purchases increased $139.5 million, from $714.7 million in purchases in the first nine months of 2009 to $854.2 million for the same period of 2010. These cash inflows were offset partially by a decrease in cash used to purchase held to maturity investments of $96.6 million. Also offsetting the increase in cash flows was an increase of $20.2 million in purchases of property and equipment.

Net financing cash flows increased $198.1 million during the first nine months of 2010 compared to the first nine months of 2009, primarily due to an increase in cash from customer deposits of $171.5 million and cash proceeds from the Company’s common stock issuance of $329.0 million. Offsetting these cash inflows were payments (net of proceeds) on the Company’s short- and long-term debt of $292.1 million. In 2009, borrowings decreased $72.3 million, an increase of $219.8 million in 2010. Financing cash flow in 2009 was adversely affected by the Company’s redemption of its preferred stock for $89.0 million. 2009 cash outflow also included the $3.4 million dividend paid on the preferred stock.

The Company believes it has adequate liquidity to fund ongoing operations. During the first quarter of 2010, the Company raised $329.0 million in net proceeds in a publicly underwritten common stock issuance. In addition, the Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company working capital.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loans and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2010, the Company had $308.0 million of outstanding advances from the FHLB of Dallas. Additional advances available from the FHLB at September 30, 2010 were $2.6 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130.0 million in the form of federal funds and other lines of credit. At September 30, 2010, the Company had no balance outstanding on these lines, and all of the remaining funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. At September 30, 2010, the total approved unfunded loan commitments outstanding amounted to $207.5 million. At the same time, commitments under unused lines of credit, including credit card lines, amounted to $987.5 million. The Company has been able to generate sufficient cash through its deposits and borrowings and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

At September 30, 2010, the Company and the banks had regulatory capital that was in excess of regulatory requirements. The following table details the Company’s actual levels and current requirements as of September 30, 2010.

(dollars in thousands)	Actual Capital		Required Capital
	Amount	Percent	Amount	Percent

Tier 1 Leverage	$1,118,495	10.81%	$413,875	4.00%
Tier 1 Risk-Based	$1,118,495	18.63%	$240,021	4.00%
Total Risk-Based	$1,194,280	19.90%	$480,106	8.00%

In addition to its regulatory capital ratios, the Company assesses capital strength using a tangible common equity ratio, defined as total common equity, less the Company’s intangible assets, divided by its tangible assets, and a ratio of its tangible common equity as a percentage of its risk-weighted assets. The Company had the following ratios at September 30, 2010.

September 30, 2010

Tangible common equity to tangible assets	10.05%
Tangible common equity to risk-weighted assets	17.23%

Non-GAAP Financial Measurements

Because the Company had significant levels of intangible assets in its consolidated financial statements at September 30, 2010, including $234.2 million in total goodwill, $24.3 million in core deposit intangible assets, and $6.9 million in other intangible assets, management of the Company believes the tangible common equity ratios above provide valuable information useful in evaluating the Company’s financial condition and capital strength. The calculations of these common equity ratios, which are similar to the GAAP calculation of equity to total assets and equity to risk-weighted assets, are presented below.

(dollars in thousands)	September 30, 2010
Equity to assets: (B)/ (A)	12.31%
Common equity to assets: (C)/(A)	12.31%
Tangible common equity to tangible assets (C-D-E)/ (A-D-E)	10.05%

Equity to risk-weighted assets: (B)/ (F)	21.65%
Tangible common equity to risk-weighted assets (C-D-E)/ (F)	17.23%

(A) Total assets	$10,560,748
(B) Total equity	1,299,748
(C) Total common equity	1,299,748
(D) Goodwill	234,228
(E) Core deposit and other intangible assets	31,249
(F) Risk weighted assets	6,002,336

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2009 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010. Additional information at September 30, 2010 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which the Company is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. For additional information, see Note 4 to these consolidated financial statements. The Company believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, the Company’s management believes that it has established adequate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010, and in its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

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

IBERIABANK Corporation

Date: November 9, 2010	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer