Form 10-K
period 2010-12-31
IBERIABANK CORP
filed 2011-03-04
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-25756

IBERIABANK Corporation

(Exact name of Registrant as specified in its charter)

Louisiana	72-1280718
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (337) 521-4003

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $1.3 billion. This figure is based on the closing sale price of $51.48 per share of the Registrant’s common stock on June 30, 2010. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 28, 2011: 26,896,956

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2010 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

2

PART I.

Item 1. Business.

Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.

General

IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 226 combined offices, including 145 bank branch offices in Louisiana, Arkansas, Florida, Alabama, Tennessee, and Texas, 27 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 54 locations in 12 states. As of December 31, 2010, we had consolidated assets of $10.0 billion, total deposits of $7.9 billion and shareholders’ equity of $1.3 billion.

Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.

We are the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”); IBERIA Capital Partners, LLC, a corporate finance services firm; IB Aircraft Holdings LLC, a holding company for our fractional investment in an aircraft, IBERIA Asset Management, Inc. (“IAM”), which provides wealth management and trust services to high net worth individuals, pension funds, corporations and trusts; and IBERIA CDE LLC (“CDE”), which invests in purchased tax credits. As of the close of business on December 31, 2010, IBERIABANK fsb, our federal savings bank subsidiary, headquartered in Little Rock, Arkansas, was merged with and into IBERIABANK.

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

Our segments reflect the manner in which financial information is currently evaluated. The Company strategically manages and reports the results of its business through three operating segment levels: IBERIABANK, IBERIABANK fsb, and Lenders Title.

IBERIABANK offers commercial and retail banking products and services to customers throughout locations in six states. IBERIABANK provides these products and services in Louisiana, Alabama, Florida, Arkansas, Tennessee, and Texas. Lenders Title offers a full line of title insurance and closing services throughout Arkansas and Louisiana.

Subsidiaries

IBERIABANK has eight active, wholly-owned non-bank subsidiaries: Iberia Financial Services, LLC, IBERIABANK Insurance Services, LLC, IB SPE Management Inc., Acadiana Holdings, LLC, IBERIABANK Mortgage Company (“IMC”), P.F. Services, Inc., Iberia Investment Fund I, LLC, and Iberia Investment Fund II, LLC. Iberia Financial Services manages the brokerage services offered by IBERIABANK. At December 31, 2010, IBERIABANK’s equity investment in Iberia Financial Services, LLC was $3.6 million, and Iberia Financial Services, LLC had total assets of $5.2 million. IBERIABANK Insurance Services, LLC is a licensed insurance agency and facilitates the receipt of insurance commissions from the sale of variable annuities, life, health, dental and accident insurance products. At December 31, 2010, IBERIABANK’s equity investment in IBERIABANK Insurance Services, LLC was $0.1 million, and IBERIABANK Insurance Services, LLC had total assets of $0.2 million. IB SPE Management Inc. operates and then sells certain foreclosed assets acquired in our recent Florida acquisitions. At December 31, 2010, IBERIABANK’s equity investment in IB SPE Management Inc. was $32.6 million, and IB SPE Management Inc. had total assets of $32.7 million. Acadiana Holdings, LLC owns and operates a commercial office building that also serves as our headquarters and IBERIABANK’s main office. At December 31, 2010, IBERIABANK’s equity investment in Acadiana Holdings, LLC was $9.8 million, and Acadiana Holdings,

LLC had total assets of $10.7 million. Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC are investment funds held for the purpose of funding new market tax credits and are disregarded entities for tax purposes. IBERIABANK’s equity investment in Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC was $23.9 million and $2.2 million, respectively, at December 31, 2010. Iberia Investment Funds I, LLC and Iberia Investment Fund II, LLC has total assets of $107.7 million and $9.8 million, respectively, at December 31, 2010.

As of December 31, 2010, IBERIABANK fsb had two active, wholly-owned non-bank subsidiaries, IBERIABANK Mortgage Company (“IMC”, formerly Pulaski Mortgage Company) and P.F. Services, Inc. IMC (formerly Pulaski Mortgage Company) offers one-to-four family residential mortgage loans in Louisiana, Arkansas, Alabama, Tennessee, Mississippi, Oklahoma, Texas, Missouri, Illinois, Georgia, Florida, and Idaho. At December 31, 2010, IBERIABANK’s equity investment in IMC was $38.0 million, and IMC had total assets of $107.3 million. P.F. Services, Inc. owns an office building which we plan to divest. IBERIABANK’s equity investment in P.F. Services, Inc. was $0.5 million, and P.F. Services, Inc. had total assets of $0.5 million at December 31, 2010. IMC and P.F. Services, inc. are now wholly-owned subsidiaries of IBERIABANK.

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three active, wholly-owned subsidiaries, Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2010, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana. At December 31, 2010, Lenders Title’s equity investment in United Title was $5.4 million, and United Title had total assets of $6.3 million. Lenders Title’s equity investment in AAT was $2.3 million and AAT had total assets of $3.1 million.

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

Employees

We had 2,099 full-time employees and 94 part-time employees as of December 31, 2010. None of these employees is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our personnel.

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

Generally, the BHCA provides for “umbrella” regulation of financial holding companies by the FRB and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHCA, however, requires the FRB to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The FRB is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

In general, the BHCA limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHCA as described. For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). Beginning in July 2011, a bank holding company’s eligibility to elect financial holding company status will also depend upon the holding company being well-capitalized and well-managed. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the FRB may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. See “— Financial Holding Company Status” below.

Because we are a public company, we are also subject to regulation by the Securities and Exchange Commission (the “SEC”). The SEC has established three categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be an “accelerated filer” and, as such, must comply with SEC accelerated reporting requirements.

As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary federal regulator. As a federal savings association, prior to its merger with and into IBERIABANK, IBERIABANK fsb was subject to regulation, supervision and examination by the Office of Thrift Supervision. IBERIABANK and IBERIABANK fsb are collectively referred to herein as the “Banks.” IBERIABANK is, and IBERIABANK fsb was, also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of IBERIABANK to the maximum extent permitted by law.

State and federal laws govern the activities in which IBERIABANK may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect IBERIABANK’s operations.

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

In addition to federal and state banking laws and regulations, we and certain of our subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Housing and Urban Development (“HUD”), the SEC and various state insurance and securities regulators.

Recent Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector, The Dodd-Frank Act also creates a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”). The FSOC will oversee and coordinate the efforts of the primary U.S. financial regulatory agencies (including the FRB, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns.

The Dodd-Frank Act provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The Dodd-Frank Act also authorizes the CFPB to enforce and issue rules and regulations implementing existing consumer protection laws and responsibility for all such existing regulations. Depository institutions with assets exceeding $10 billion, their affiliates, and other “larger participants” in the markets for consumer financial services (as determined by the CFPB) will be subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

Holding Company Structure

We have one Louisiana-chartered commercial bank subsidiary, one title insurance company subsidiary, one subsidiary to provide equity research, institutional sales and trading, and corporate financial services, one subsidiary to provide wealth management and trust services, and multiple subsidiaries to operate corporate assets, including our fractional ownership of an aircraft and our investment in purchased tax credits, as well as numerous other non-bank subsidiaries of these first tier subsidiaries. Exhibit 21 of this report lists all of our current subsidiaries.

IBERIABANK is subject to affiliate transaction restrictions under federal laws, which limit the transfer of funds by a subsidiary bank or its subsidiaries to its parent corporation or any non-bank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank are limited to:

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

As a matter of policy which has been codified by the Dodd-Frank Act, the FRB expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. They may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution’s note obligations, in the event of liquidation or other resolution of such institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of IBERIABANK, including the FDIC as the insurer of such holders, would receive priority over the holders of notes and other senior debt of IBERIABANK in the event of liquidation or other resolution and over our interests as sole shareholder of IBERIABANK.

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

In 2010, IBERIABANK consummated one FDIC-assisted transaction. On July 23, 2010, IBERIABANK acquired certain assets of Sterling Bank, including a substantial majority of its loan portfolio, and assumed certain deposits and other liabilities of Sterling Bank from the FDIC, as receiver. In connection with this FDIC-assisted transaction, IBERIABANK entered into purchase and assumption, loss-sharing and other agreements which contain certain regulatory covenants and limitations. We may enter into additional FDIC-assisted transactions.

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

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. For additional information, see the “Support of Subsidiary Bank” section below. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (“DIF”) as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

Banking regulators also have broad enforcement powers over IBERIABANK, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Dividends. We are a legal entity separate and distinct from our subsidiaries. The majority of our revenue is from dividends paid us by IBERIABANK. IBERIABANK is subject to laws and regulations that limit the amount of dividends they can pay. In addition, we and IBERIABANK are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action rules. The FRB has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which IBERIABANK may pay dividends or otherwise supply funds to us. IBERIABANK is subject to laws and regulations of Louisiana, which place certain restrictions on the payment of dividends. Additionally, as a member of the Federal Reserve System, IBERIABANK is subject to regulations of the FRB.

We do not expect that these laws, regulations or policies will materially affect the ability of IBERIABANK to pay dividends. Additional information is provided in Note 24 to the Consolidated Financial Statements incorporated herein by reference.

FDIC Insurance. IBERIABANK pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. These rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk “CAMELS”. Assessment rates for institutions that are in the lowest risk category currently vary from seven to twenty-four basis points per $100 of insured deposits, and nay be increased or decreased by the FDIC on a semi-annual basis. Such base assessment rates are subject to adjustments based upon the institution’s ratio of (i) long-term unsecured debt to its domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10%). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In February 2011, the FDIC adopted a final rule (the “New Assessment Rule”) to revise the deposit insurance assessment system for large institutions. The New Assessment Rule creates a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard will have a performance score and a loss-severity score that will be combined to produce a total score, which will be translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize the bank’s supervisory CAMELS ratings and will introduce certain new forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The New Assessment Rule also eliminates the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC will continue to have the ability under’ the New Assessment Rule to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score will then translate to an initial base assessment rate on a non-linear, sharply-increasing scale. The New Assessment Rule preserves the adjustments to an institution’s base assessment rates based on its long-term unsecured debt and brokered deposits (if greater than 10%) and creates a new adjustment based on the institution’s holdings of long-term unsecured debt issued by a different insured depository institution. The New Assessment Rule eliminates the adjustment to an institution’s base assessment rate based on the its secured liabilities. The final rule will be effective April 1, 2011.

IBERIABANK’s deposit insurance assessments are currently based on its total domestic deposits held. The Dodd-Frank Act requires the FDIC to amend its regulations to base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Under the New Assessment Rule, which implements these requirements effective April 1, 2011, assessments paid by IBERIABANK are expected to increase.

In November 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such repaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below).

A minimum ratio of deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% is applicable prior to September 2020, and 1.35% thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2%. Because the DRR fell below 1.15% as of June 30, 2008, and was expected to remain below 1.15% the FDIC was required to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. In October 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. In May 2009, the FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected on September 30, 2009. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. In October 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35% by September 2020. As part of the revised plan, the FDIC will forego the uniform three-basis point increase in assessment rates scheduled to take place in January 2011. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such barks would otherwise be charged.

We cannot predict whether the FDIC will in the future further increase deposit insurance assessment levels.

Capital Requirements. The FRB has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:

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

The FRB and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in capital cannot exceed 100% of its Tier 1 capital.

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

The risk-based capital standards of the FRB and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

Basel I and II Standards. In 2004, the Basel Committee on Banking Supervision (the “Basel Committee”) published a new set of risk-based capital standards (“Basel II”) in order to update Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. IBERIABANK is currently not required to comply with Basel II.

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not yet been issued.

Leverage Requirements. Neither Basel I nor Basel II includes a leverage requirement as an international standard. The FRB has established minimum leverage ratio guidelines for bank holding companies to be considered well-capitalized. These guidelines provide for a minimum ratio of Tier 1 capital to average total assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a ratio of at least 4%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

Basel III Standards. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•

introduces as a new capital measure “Common Equity Tier 1”, or “CETI”, specifies that Tier 1 capital consists of CET 1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CETI narrowly by requiring that most adjustments to regulatory capital measures be made to CETI and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•

as a newly adopted international standard, a minimum ratio of CETI to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CETI ratio as t at buffer is phased in, effectively resulting in a minimum ratio of CETI to risk-weighted assets of at least 7%);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.%, plus the capital c conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•	a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

•

as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CETI add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting n total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CETI to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CETI. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CETI to the extent that any one such category exceeds 10% of CETI or all such categories in the aggregate exceed 15% of CETI .

Implementation of the deductions and other adjustments to CET 1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the financial regulations may be substantially different.

In December 2010, the FRB proposed regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. The proposed rules are intended to be consistent with certain provisions of the Dodd-Frank Act.

Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, the net stable funding ratio (“NSFR”),is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until

January 1, 2018. These new standards are subject to further rulemaking and their terms may change before implementation.

The Basel III rules are subject to change. In addition, many aspects of the Dodd-Frank Act are subject to future rulemaking. We, therefore, cannot anticipate the impact of new capital regulations at this time.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FIDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FIDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”

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

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2010, our regulatory capital ratios and those of the Banks were in excess of the levels established for “well-capitalized” institutions.

(in thousands of dollars)		“Well- Capitalized” Minimums	At December 31, 2010
			Actual	Excess Capital

Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	11.24%	$628,956
	IBERIABANK	5.00	8.14	266,609
	IBERIABANK fsb	5.00	10.83	88,142
Tier 1 risk-based capital ratio	Consolidated	6.00	18.48	764,921
	IBERIABANK	6.00	14.39	402,734
	IBERIABANK fsb	6.00	12.74	86,638
Total risk-based capital ratio	Consolidated	10.00	19.74	597,089
	IBERIABANK	10.00	15.65	271,420
	IBERIABANK fsb	10.00	13.98	51,146

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Banks are “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect their ability to accept brokered deposits. IBERIABANK and IBERIABANK fsb had $254.2 million and $6.6 million of such brokered deposits, respectively, at December 31, 2010.

Additional information is provided in Note 17 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

Financial Holding Company Status. In order to maintain its status as a financial holding company, a bank holding company’s depository subsidiaries must all be both “well capitalized” and “well managed,” and must meet their CRA obligations.

Financial holding company powers relate to “financial activities” that are determined by the FRB, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The Gramm-Leach-Bliley Act designates certain activities as financial in nature, including:

•	underwriting insurance or annuities;

•	providing financial or investment advice;

•	underwriting, dealing in, or making markets in securities;

•	merchant banking, subject to significant limitations;

•	insurance company portfolio investing, subject to significant limitations; and

•	any activities previously found by the Federal Reserve to be closely related to banking.

The Gramm-Leach-Bliley Act also authorizes the FRB, in coordination with the Secretary of the Treasury, to determine that additional activities are financial in nature or incidental to activities that are financial in nature.

We are required by the BHCA to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. However, as a financial holding company, we may commence any new financial activity, except for the acquisition of a savings, association, with notice to the FRB within 30 days after the commencement of the new financial activity.

Affiliate Transactions. IBERIABANK is subject to Regulation W, which comprehensively implemented statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, IBERIABANK’s “affiliates” are IBERIABANK Corporation and our non-bank subsidiaries.

Regulation W and Section 23B prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

IBERIABANK is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Incentive Compensation. Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In June 2010, the FRB issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In February 2011, the FRB and other federal banking agencies requested comments on a notice of proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive-based compensation arrangements that would encourage inappropriate risk taking at “covered institutions”, defined as banks or bank holding companies with $1.0 billion or more in assets, such as the Company and IBERIABANK. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule would require covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices.

In addition, in January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of regulatory policies on incentive compensation have not been finalized. It cannot be determined at this time whether compliance with such future policies will adversely affect the ability of the Company and its subsidiaries to hire, retain and motivate their key employees.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implements a broad range of corporate governance, accounting and disclosure requirements for public companies, and also for their directors and officers. SEC rules adopted to implement SOX Act requirements require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to and report on the effectiveness of these controls. See Item 9A. - “Controls and Procedures” hereof for our evaluation of disclosure controls and procedures. The certifications required by Sections 302 and 906 of the SOX Act also accompany this Form 10-K.

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

Federal Taxation

We and our subsidiaries are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the “Code”), and IBERIABANK is subject to certain additional provisions of the Code which apply to financial institutions. We and our subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

Retained earnings at December 31, 2010 and 2009 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The deferred tax liability at December 31, 2010 includes $96.3 million of future deductible temporary differences. Included is $70.6 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

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

Tennessee generally imposes income tax on financial institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less certain modifications defined by Tennessee law.

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

Although the general economic environment has shown some improvement, there can be no assurance that it will continue to improve. If economic conditions worsen or remain volatile, our business, financial condition, and results of operations could be adversely affected.

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

In response to the recent volatility in the financial markets, the U.S. government has enacted certain legislation and regulatory programs to foster stability. There can be no assurance that the impact of such legislation and the various programs created thereunder on the financial markets will be sufficient to produce the desired results. The failure of the U.S. government to fully execute the programs it has already developed, or to implement expeditiously other remedial economic and financial legislation that may be needed, could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations.

Recent legislative and regulatory proposals and changes in response to recent turmoil in the financial markets, including the Dodd-Frank Act, may adversely affect our business and results of operations.

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

The Dodd-Frank Act, which was signed into law on July 21, 2010, implements a variety of far-reaching changes. Many of the provisions of the Dodd-Frank Act will directly affect our ability to conduct our business, including:

•	Requiring the FRB to establish standards for determining whether interchange fees charged by certain financial institutions are reasonable and proportional to the costs incurred by such institutions;

•	Imposition of additional costs and fees;

•	Establishment of the CFPB with broad authority to implement new consumer protection regulations and to examine and enforce compliance with federal consumer laws;

•	Application to bank holding companies of regulatory capital requirements similar to those applied to banks; and

•	Establishment of new rules and restrictions regarding the origination of mortgages.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the CFPB is given control over existing consumer protection regulations adopted by federal banking regulators.

The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions, as well as any additional legislative or regulatory changes, may impact the profitability of our business activities and costs of operations (including compliance costs), require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, and/or require us to raise additional regulatory capital. including These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates or products other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations may be adversely affected, perhaps materially.

We may be subject to more stringent capital requirements.

The Company and IBERIABANK are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the FRB, we likely will be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels of to raise capital, including in ways that may adversely affect our financial condition or results of operations.

Proposed rules regulating the imposition of debit card income may adversely affect our operations.

The Dodd-Frank Act gives the FRB the authority to establish rules regarding interchange fees charged by payment card issuers for transactions in which a person uses certain types of debit cards, requiring that such fees be reasonable and proportional to the cost incurred by the issuer with respect to such transaction, subject to a possible adjustment to account for costs incurred in connection with the issuer’s fraud prevention policies. The FRB has requested comment on a proposed rule which would take effect on July 21, 2011 and which, if enacted, would significantly impact the amount of interchange fees collected. The proposed rule contains two alternative restrictions on the permissible level of interchange fees: a uniform restriction of 12 cents per transaction and an issuer-specific restriction containing a safe harbor of 7 cents per transaction and a cap of 12 cents per transaction. Neither alternative makes a distinction between PIN or signature transactions, and under both alternatives, the interchange fee will be much lower than the 44 cents per transaction which is the average amount charged for all debit transactions according to the FRB’s study on interchange transactions. The restrictions on interchange fees contained in the proposed rule would be applicable to all debit card issuers who, together with their affiliates, possess more than $10 billion in assets, and do not include adjustments associated with costs resulting from compliance with the issuer’s fraud prevention policies, which are expected to be included at a later date.

The proposed rule would also prohibit issuers and payment card networks from restricting the number of payment card networks on which an electronic debit transaction may be processed to: (1) one network; or (2) two or more networks that are owned, controlled or operated by affiliates or networks affiliated with the issuer. To implement the network exclusivity restrictions of the proposed rule, the FRB has offered two alternative methods for comment. One alternative prohibits networks and issuers from limiting the number of payment card networks available for processing an electronic debit transaction to fewer than two unaffiliated networks, regardless of the means by which a transaction may be authorized. The other alternative prohibits networks and issuers from limiting the number of networks available for processing an electronic debit transaction to fewer than two unaffiliated networks for each method by which a transaction may be authorized.

In 2010, IBERIABANK collected $1.9 million in interchange fee income, and without mitigating actions this amount could potentially be negatively impacted going forward.

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

As of December 31, 2010, our total loan portfolio was approximately $6.0 billion, or 60% of total assets. The major components of our loan portfolio include 69% of commercial loans, both real estate and business, 10% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 21% consumer loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender.

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

At December 31, 2010, we had:

•	$834.8 million of home equity loans and lines, representing 13.8% of total loans and leases.

•

$631.4 million in residential real estate loans, representing 10.5% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 47.8% of this portfolio.

•	$51.3 million of loans to single family home builders, including loans made to both middle market and small business home builders. These loans represented less than 1% of total loans and leases.

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

Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2010, our interest rate risk model indicated we are asset sensitive, meaning interest rate changes would be expected to impact our asset yields more than our liability costs.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of our banks is used to make loans and leases to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. Management and the Investment Committee regularly monitor the overall liquidity position of IBERIABANK and the holding company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify IBERIABANK’s funding sources to avoid concentrations in any one market source. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. IBERIABANK is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as FHLB advances, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. IBERIABANK also can borrow from the Federal Reserve’s discount window.

Amounts available under our existing credit facilities as of December 31, 2010, consist of $1.5 billion in Federal Home Loan Bank notes and $115.0 million in the form of federal funds and other lines of credit.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see Note 16 to the Consolidated Financial Statements.

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

We may be subject to increased litigation which could result in legal liability and damage to our reputation.

We and IBERIABANK have been named from time to time as defendants in class actions and other litigation relating to our business and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We and our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding their business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders.

Substantial legal liability or significant regulatory action against us or our subsidiaries could materially adversely affect our business, financial condition or results of operations or cause significant harm to our reputation. Additional information relating to litigation is discussed in Note 20 “Commitments and Contingencies” to the consolidated financial statements, and in Part I, Item 3 (“Legal Proceeding”) of this Annual Report on Form 10-K.

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

The oil leak in the Gulf of Mexico and legislative and regulatory responses thereto could have a negative impact on the Company’s customers and, indirectly, result in a negative impact on our earnings.

In late April 2010, the explosion and collapse of a drilling rig in the Gulf of Mexico off the Louisiana coast caused a major oil spill that has now been contained. In response to the oil spill, the U.S. Government imposed a moratorium on deepwater drilling operations and issued new regulations intended to improve the safety of these operations. A moratorium on new wells was ultimately rescinded in October 2010, and the industry is in the process of working to comply with these new requirements. The U.S. Congress currently is considering legislation that could impact offshore drillers’ operations.

The Company has identified and communicated with customers that may be affected by the oil spill and its effects. The Company currently believes that its exposure to this event remains extremely limited. As of December 31, 2010, no credit relationship had been adversely classified as a result of the oil spill. However, new legislation or regulations that affect offshore exploration and production activities or substantially increase the cost of these activities could negatively impact customers in this industry and the general economy in our market area.

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

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

Risks Related to the FDIC-assisted Transactions

The success of the FDIC-assisted transactions will depend on a number of uncertain factors.

The success of the FDIC-assisted transactions will depend on a number of factors, including, without limitation:

•	our ability to integrate the branches acquired from Sterling in the FDIC-assisted transaction into IBERIABANK’s current operations;

•

our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the FDIC-assisted transactions;

•	our ability to attract new deposits and to generate new interest-earning assets in the geographic areas previously served by Sterling and the acquired branches;

•	our ability to effectively compete in new markets in which we did not previously have a presence;

•	our success in deploying the cash received in the FDIC-assisted transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches such as the FDIC-assisted transaction, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integrating the acquired branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. No assurance can be given that we will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transaction. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the acquired branches, or that we will be able to mange any growth resulting from the FDIC-assisted transaction effectively.

Our ability to grow the acquired branches following the FDIC-assisted transaction depends in part on our ability to retain certain key branch personnel we expect to hire in connection with the FDIC-assisted transactions. We believe that the ties these employees have in the local banking markets previously served by the acquired branches are vital to our ability to maintain our relationships with existing customers and to generate new business in these markets. Our failure to hire or retain these employees could adversely affect the success of the FDIC-assisted transaction and our future growth.

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

Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from IBERIABANK. The ability of our subsidiary banks to pay dividends to us as well as our ability to pay dividends to our shareholders is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends. For instance, we are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. There can be no assurance of whether or when we may pay dividends in the future.

The trading history of our common stock is characterized by low trading volume. The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

Our common stock trades on Nasdaq Global Market. During 2010, the average daily trading volume of our common stock was approximately 209,500 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2010, we operated 226 combined offices, including 145 bank branch offices in Louisiana, Arkansas, Alabama, Florida, Texas, and Tennessee, 27 title insurance offices in Arkansas and Louisiana, and had mortgage representatives in 54 locations in twelve states. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $7.1 million in 2010. During 2010, we and our subsidiaries received $1.6 million in rental income for space leased to others. At December 31, 2010, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.

Additional information on our premises is provided in Note 8 to the Consolidated Financial Statements incorporated herein by reference.

Item 3. Legal Proceedings.

The nature of the business of IBKC’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which IBKC is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. For additional information, see Note 3 to the consolidated financial statements. IBKC believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of IBKC and its shareholders.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that IBKC will incur a loss and the amount of the loss can be reasonably estimated, IBKC records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, IBKC does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, IBKC’s management believes that it has established adequate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows.

IBERIABANK and the Company have been named as defendants in two putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Eivet v. IBERIABANK, is pending in the United States District Court for the Southern District of Florida and presently bears Case No. 1:10-CV-23790-JLK. The case was originally filed in Florida and in October 2010 was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation involving numerous defendant banks, In re Checking Account Overdraft Litigation, Case No. 09-MD-02036-JLK. Plaintiff challenges IBERIABANK’s practices relating to the imposition of overdraft fees and non-sufficient fund fees on consumer checking accounts. Plaintiff alleges that IBERIABANK’s methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees and brings claims for breach of contract and of a covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees.

The second of the two cases, Sachar v. IBERIABANK Corporation, Case No. 60CV2011-0770, was filed in Pulaski County, Arkansas Circuit Court on February 18, 2011. Plaintiff asserts that IBERIABANK Corporation engaged in the practice of re-sequencing customers’ accounts in high-to-low order by posting the largest transactions first and the smallest transactions last which is alleged to increase the number of overdraft fees. The complaint seeks damages for allegedly deceptive trade practices under Arkansas state law, for breach of contract, for unjust enrichment, for conversion, and for injunctive relief.

Currently there is uncertainty around whether either putative class will ultimately be certified, the dimensions of any such class, and the range of remedies that might be sought on any certified claims.

Item 4. REMOVED AND RESERVED

Executive Officers of the Registrant

Set forth below is information with respect to the executive officers of IBERIABANK Corporation and principal occupations and positions held for periods including the last five years.

DARYL G. BYRD, age 56, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of IBERIABANK.

ANTHONY J. RESTEL, age 41, has served as Senior Executive Vice President and Chief Financial Officer since February 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of IBERIABANK.

MICHAEL J. BROWN, age 47, has served as Senior Executive Vice President since 2001. In September 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.

JEFFERSON G. PARKER, age 58, serves as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management. He has served as our Vice-Chairman since September 2009. Before his employment with the Company, Mr. Parker was a member of our Board of Directors since 2001. Prior to joining IBERIABANK, he served as President of Howard Weil, Inc., an energy research and investment banking boutique serving institutional investors.

JOHN R. DAVIS, age 50, has served as Senior Executive Vice President – Mergers and Acquisitions and Investor Relations since 2001. He also serves as Director of Finance Strategy and Mortgage.

MICHAEL A. NAQUIN, age 50, has served as Senior Executive Vice President since March 2004. He also serves as Director of Retail Segment and Facilities.

ELIZABETH A. ARDOIN, age 42, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization.

GEORGE J. BECKER III, age 70, has served as Executive Vice President, Director of Organizational Development since February 2005. In 2007, he began his second tenure as Director of Corporate Operations. Mr. Becker, a Certified Public Accountant, also serves as Secretary of IBERIABANK Corporation and IBERIABANK.

BARRY F. BERTHELOT, age 61, joined the Company in 2010 as Executive Vice President and Director of Organizational Development. Prior to joining IBERIABANK, he served as President of the Acadiana market for JP Morgan Chase.

JAMES B. GBUREK, age 60, serves as Executive Vice President and Chief Risk Officer of the Company and each of its financial institution subsidiaries. He joined the Company in 2009. Mr. Gburek is responsible for managing internal and external risks, including oversight of the Audit, Loan Review, Compliance, and Legal functions, as well as serving as regulatory agency liaison. From July 2008 to February 2009, he was Chief Credit Officer for Trident National Bank (in organization). Prior to that time, he worked for Wachovia Corporation for 23 years, where he last served as Managing Director of the Latin American Group in the Corporate and Investment Bank.

H. GREGG STRADER, age 52, serves as Executive Vice President and Chief Credit Officer since his appointment in 2009. Mr. Strader previously served as Senior Credit Officer and led our Special Assets Department and our Business Credit Services group prior to becoming Chief Credit Officer. Prior to joining the Company in 2009, Mr. Strader worked for Wachovia Corporation in a number of various senior credit roles for 23 years. From April 2005 until May of 2008, he served as Chief Real Estate Risk Officer for Wachovia.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2005 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL $5 Billion-$10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
IBERIABANK Corporation	100.00	118.17	96.05	101.44	117.11	131.93
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $5B-$10B	100.00	107.92	86.55	75.93	58.37	63.33

The stock performance graph assumes $100.00 was invested December 31, 2005. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Additional information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.

Share Repurchases

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.1% of total shares outstanding. As of December 31, 2010, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During 2010, the Company did not repurchase any shares of its common stock in the open market.

The following table shows shares purchased during the fourth quarter of 2010.

	2010
	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Available for Purchase Pursuant to Publicly Announced Plan

October 1-31	939	$52.94	—	149,029
November 1-30	1,845	50.41	—	149,029
December 1-31	2,050	58.60	—	149,029

Total	4,834	$54.38	—	149,029

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise or vesting of equity-based awards under the Company’s equity-based compensation plans.

Restrictions on Dividends

Holders of the Company’s common stock are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2010, no shares of preferred stock were issued and outstanding.

In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.

For additional information, see Notes 13 and 24 of the Notes to the Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in reports that it files or submits under the Exchange Act.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

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

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

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

Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation –incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.9	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.10	Agreement and Plan of Merger, dated February 21, 2011, between the Registrant and OMNI Bancshares, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 22, 2011

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated October 19, 2009.

Exhibit No. 3.3	Warrant to purchase 138,490 shares of common stock, issue date: December 5, 2008- incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 3.4	Warrant Repurchase Agreement dated May 20, 2009, between the Registrant and the United States Department of the Treasury – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank- incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration

Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.19	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.21	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.22	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.23	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

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

Exhibit No. 10.29	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.30	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.31	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.32	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.33	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.34	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.35	Change in Control Severance Agreement with Jeffrey A. Powell, dated December 15, 2008- incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2008.

Exhibit No. 10.36	Letter Agreement, including Securities Purchase Agreement, between the Registrant and the United States Department of the Treasury, dated December 5, 2008-incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.37	Form of Waiver executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.38	Form of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.39	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.40	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.41	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.42	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.43	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.44	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.45	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.46	Change in Control Severance Agreement with James B. Gburek dated September 21, 2009 – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 10.47	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.48	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.49	Form of Termination of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.50	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.51	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.52	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.53	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.54	Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2010, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.1	Audit Committee Charter, as amended

Exhibit No. 99.2	Purchase and Assumption Agreement dated as of July 23, 2010, by and among the Federal Deposit Insurance Corporation, Receiver of Sterling Bank, Lantana, Florida, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A dated August 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 4, 2011	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd Daryl G. Byrd	President, Chief Executive Officer and Director	March 4, 2011

/s/ John R. Davis John R. Davis	Senior Executive Vice President of Finance and Investor Relations	March 4, 2011

/s/ Anthony J. Restel Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	March 4, 2011

/s/ Jeffrey A. Powell Jeffrey A. Powell	Executive Vice President, Corporate Controller and Principal Accounting Officer	March 4, 2011

/s/ Elaine D. Abell Elaine D. Abell	Director	March 4, 2011

/s/ Harry V. Barton, Jr. Harry V. Barton, Jr.	Director and Audit Committee Chairman	March 4, 2011

/s/ Ernest P. Breaux, Jr. Ernest P. Breaux, Jr.	Director	March 4, 2011

/s/ John N. Casbon John N. Casbon	Director	March 4, 2011

/s/ William H. Fenstermaker William H. Fenstermaker	Chairman of the Board	March 4, 2011

/s/ O. Miles Pollard, Jr. O. Miles Pollard, Jr.	Director and Audit Committee Member	March 4, 2011

/s/ E. Stewart Shea III E. Stewart Shea III	Director	March 4, 2011

/s/ David H. Welch David H. Welch	Director and Audit Committee Member	March 4, 2011