Form 10-Q
period 2011-03-31
IBERIABANK CORP
filed 2011-05-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 6, 2011, the Registrant had 27,040,320 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited)
	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$144,508	$94,941
Interest-bearing deposits in banks	146,010	242,837

Total cash and cash equivalents	290,518	337,778
Fed funds sold	2,011	9,038
Securities available for sale, at fair value	1,710,326	1,729,794
Securities held to maturity, fair values of $277,931 and $291,994, respectively	275,841	290,020
Mortgage loans held for sale	52,732	83,905
Loans covered by loss share agreement	1,519,555	1,582,747
Non-covered loans, net of unearned income	4,602,035	4,452,585

Total loans, net of unearned income	6,121,590	6,035,332
Allowance for loan losses	(149,119)	(136,100)

Loans, net	5,972,471	5,899,232
FDIC loss share receivable	689,004	726,871
Premises and equipment, net	231,797	208,403
Goodwill	234,228	234,228
Other assets	486,495	507,497

Total Assets	$9,945,423	$10,026,766

Liabilities
Deposits:
Noninterest-bearing	$941,021	$878,768
Interest-bearing	6,918,014	7,036,338

Total deposits	7,859,035	7,915,106
Short-term borrowings	215,537	220,328
Long-term debt	401,506	432,251
Other liabilities	155,621	155,624

Total Liabilities	8,631,699	8,723,309

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized;
28,079,841 shares issued	28,080	28,080
Additional paid-in-capital	953,887	956,864
Retained earnings	366,527	361,055
Accumulated other comprehensive income	17,541	14,680
Treasury stock at cost - 1,094,374 and 1,205,228 shares, respectively	(52,311)	(57,222)

Total Shareholders’ Equity	1,313,724	1,303,457

Total Liabilities and Shareholders’ Equity	$9,945,423	$10,026,766

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended
	March 31,
	2011	2010
Interest and Dividend Income
Loans, including fees	$107,711	$82,479
Mortgage loans held for sale, including fees	858	596
Investment securities:
Taxable interest	11,431	11,322
Tax-exempt interest	927	1,129
Accretion (amortization) of FDIC loss share receivable, net	(21,913)	1,762
Other	420	332

Total interest and dividend income	99,434	97,620

Interest Expense
Deposits	18,936	23,055
Short-term borrowings	128	194
Long-term debt	1,622	5,165

Total interest expense	20,686	28,414

Net interest income	78,748	69,206
Provision for loan losses	5,471	13,201

Net interest income after provision for loan losses	73,277	56,005

Noninterest Income
Service charges on deposit accounts	5,512	5,901
ATM/debit card fee income	2,913	2,325
Income from bank owned life insurance	725	709
Gain on sale of loans, net	8,892	7,373
Gain on acquisition	—	3,781
Title income	3,810	3,703
Broker commissions	2,642	1,212
Other income	3,801	3,349

Total noninterest income	28,295	28,353

Noninterest Expense
Salaries and employee benefits	43,629	35,813
Occupancy and equipment	9,113	7,593
Franchise and shares tax	981	581
Communication and delivery	2,528	2,387
Marketing and business development	2,086	1,455
Data processing	3,019	2,828
Printing, stationery and supplies	830	717
Amortization of acquisition intangibles	1,169	1,010
Professional services	3,127	3,537
Other expenses	15,250	11,079

Total noninterest expense	81,732	67,000

Income before income tax expense	19,840	17,358
Income tax expense	5,193	4,354

Net Income	$14,647	$13,004

Earnings Available to Common Shareholders - Basic	$14,647	$13,004

Earnings Allocated to Unvested Restricted Stock	(291)	(252)

Earnings Available to Common Shareholders - Diluted	$14,356	$12,752

Earnings per common share - Basic	$0.54	$0.60

Earnings per common share - Diluted	$0.54	$0.59

Cash dividends declared per common share	$0.34	$0.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2009	$22,107	$632,086	$341,621	$22,416	$(64,015)	$954,215
Comprehensive income:
Net income			13,004			13,004
Change in unrealized gain on securities available for sale, net of taxes				2,574		2,574
Change in fair value of derivatives used for cash flow hedges, net of taxes				(102)		(102)

Total comprehensive income						15,476
Cash dividends declared, $.34 per share			(9,093)			(9,093)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 40,049 shares		(207)			806	599
Common Stock Issued	5,973	323,007				328,980
Common stock issued for recognition and retention plan, net of shares forfeited		(413)			413	—
Share-based compensation cost		1,736				1,736

Balance, March 31, 2010	$28,080	$956,209	$345,532	$24,888	$(62,796)	$1,291,913

Balance, December 31, 2010	$28,080	$956,864	$361,055	$14,680	$(57,222)	$1,303,457
Comprehensive income:
Net income			14,647			14,647
Change in unrealized gain on securities available for sale, net of taxes				1,872		1,872
Change in fair value of derivatives used for cash flow hedges, net of taxes				989		989

Total comprehensive income						17,508
Cash dividends declared, $.34 per share			(9,175)			(9,175)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 33,353 shares		(684)			483	(201)
Common stock issued for recognition and retention plan, net of shares forfeited		(4,428)			4,428	—
Share-based compensation cost		2,135				2,135

Balance, March 31, 2011	$28,080	$953,887	$366,527	$17,541	$(52,311)	$1,313,724

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$14,647	$13,004

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,875	2,511
Amortization of purchase accounting adjustments	(14,266)	(17,773)
Provision for loan losses	5,471	13,201
Noncash compensation expense	2,135	1,736
Loss on sale of assets	111	65
Gain on sales and calls of investments	(47)	(923)
Gain on sale of OREO	(170)	(300)
Amortization of premium/discount on investments	4,877	3,117
(Benefit) Provision for deferred income taxes	(1,758)	—
Mortgage loans held for sale
Originations and transfers	(287,396)	(293,612)
Proceeds from sales	327,461	293,705
Gain on sale of loans, net	(8,892)	(7,373)
Excess tax benefits from share-based payment arrangements	(289)	(460)
Decrease in other assets	4,918	17,886
Other operating activities, net	2,207	20,893

Net Cash Provided by Operating Activities	51,884	45,677

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	25,828
Proceeds from maturities, prepayments and calls of securities available for sale	110,065	108,781
Purchases of securities available for sale	(92,326)	(122,833)
Proceeds from maturities, prepayments and calls of securities held to maturity	16,199	24,019
Purchases of securities held to maturity	(2,240)	(1,347)
FDIC Reimbursement of recoverable covered asset losses	50,735	31,057
(Increase) decrease in covered and non-covered loans receivable, net,	(72,086)	38,493
Proceeds from sale of premises and equipment	228	298
Purchases of premises and equipment	(26,029)	(8,075)
Proceeds from disposition of real estate owned	13,252	5,182
Other investing activities, net	1,001	2,350

Net Cash (Used in) Provided by Investing Activities	(1,201)	103,753

Cash Flows from Financing Activities
Increase in deposits	(55,058)	405,676
Net change in short-term borrowings	(4,791)	(59,611)
Proceeds from long-term debt	492	8,209
Repayments of long-term debt	(29,249)	(13,410)
Dividends paid to common shareholders	(9,137)	(7,051)
Proceeds from issuance of treasury stock for stock options exercised	523	885
Payments to repurchase common stock	(1,012)	(747)
Common stock issued	—	328,980
Excess tax benefit from share-based payment arrangements	289	460

Net Cash (Used in) Provided by Financing Activities	(97,943)	663,391

Net (Decrease) Increase in Cash and Cash Equivalents	(47,260)	812,821
Cash and Cash Equivalents at Beginning of Period	337,778	175,397

Cash and Cash Equivalents at End of Period	$290,518	$988,218

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$27,956	$9,207

Exercise of stock options with payment in company stock	$—	$—

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$21,828	$28,280

Income taxes, net	$12,232	$427

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (“the Company”) previously filed with the Securities and Exchange Commission (“The SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of IBERIABANK Corporation and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners LLC (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management Inc. (“IAM”), and IBERIA CDE, LLC (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

Nature of Operations

The Company offers commercial and retail banking products and services to customers throughout locations in six states through IBERIABANK. The Company also operates mortgage production offices in twelve states through IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management and trust services for commercial and private banking clients. CDE is utilized to purchase tax credits.

Segments

In prior years, the Company strategically managed and reported the results of its business through three operating segment levels: IBERIABANK, IBERIABANK fsb, and LTC. The Company’s IBERIABANK and IBERIABANK fsb segments offered commercial and retail banking products and services to customers throughout locations in six states. IBERIABANK provided these products and services in Louisiana, Alabama, and Florida, while IBERIABNK fsb provided similar services in Arkansas, Tennessee, and Texas. As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the Board of Governors of the Federal Reserve System (the “FRB”), IBERIABANK’s primary federal regulator. As a federal savings association, IBERIABANK fsb was subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”).

The IBERIABANK and IBERIABANK fsb segments were considered reportable segments based on quantitative thresholds applied for reportable segments provided by ASC Topic 280, and were disclosed separately. The Company’s LTC segment did not meet the thresholds provided, but was reported because management believed information about this segment would be useful to readers of the Company’s consolidated financial statements. A fourth reportable column, entitled “Other”, included the results of operations and financial condition of the Company’s other subsidiaries, as well as the activities of the Company’s holding company, which include corporate business activities, including payment of employee salary and benefits and marketing, business development, legal, professional, and other corporate expenses. Certain expenses not directly attributable to a specific segment were allocated to segments based on pre-determined means that reflected utilization.

Upon the merger of the Company’s two financial institution subsidiaries, IBERIABANK and IBERIABANK fsb, at the close of business on December 31, 2010, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations and none of the Company’s other subsidiaries, either individually or in the aggregate, meet quantitative materiality thresholds provided by ASC Topic 280, no separate segment disclosures are presented in these unaudited consolidated financial statements

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of and accounting for loans covered by loss sharing arrangements with the FDIC and the related loss share receivable, valuation of goodwill, intangible assets and other purchase accounting adjustments, and share-based compensation.

Note 2 – Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination later in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

ASU No. 2010-20, ASU No. 2011-01, and ASU No. 2011-02

In 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which require the Company to provide new disclosures in its financial statements to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio. The additional disclosures required are incorporated in Notes 6 and 7 in these unaudited consolidated financial statements.

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, that temporarily delays the effective date of the disclosures about troubled debt restructurings (“TDRs”) that are included in ASU No. 2010-20. The TDR disclosure guidance will be coordinated with the FASB’s proposed guidance for determining what constitutes a TDR and is currently anticipated to be effective for interim and annual periods ending after July 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies the evaluation criteria a creditor should use when evaluating whether a credit restructuring constitutes a troubled debt restructuring. In order to be a troubled debt restructuring, a creditor must separately conclude that a) the restructuring constitutes a concession and b) the debtor is experiencing financial difficulties. The ASU further clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The clarification in this ASU may result in the Company identifying more loan modifications as troubled debt restructurings, which may impact the Company’s provision for loan losses and allowance for loan losses in future periods. Although the Company does not believe the ASU represents a material departure from the Company’s current policy on identifying TDRs, the Company is currently assessing the impact that this guidance would have on its operating results, financial condition, and required disclosures.

ASU No. 2010-29

In January 2011, the Company adopted the provisions of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which provides guidance on the disclosures reported in an entity’s financial statements regarding business acquisitions and clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The ASU specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination or combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures currently required under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Upon completion of the Company’s acquisition of OMNI BANCSHARES, Inc. and Cameron Bancshares, Inc., the Company will provide the additional disclosures required in its consolidated financial statements.

Note 3 –Earnings Per Share

ASC Topic 260 clarifies share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares.

The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
Income available to common shareholders	$14,647,000	$13,004,000
Distributed and undistributed earnings to unvested restricted stock	(306,000)	(238,000)

Distributed and undistributed earnings to common shareholders – Basic(1)	14,341,000	12,766,000
Undistributed earnings reallocated to unvested restricted stock	15,000	(14,000)

Distributed and undistributed earnings to common shareholders – Diluted	$14,356,000	$12,752,000

Weighted average shares outstanding- Basic(3)	26,845,124	21,928,397
Weighted average shares outstanding- Diluted	26,560,866	21,690,564

Earnings per common share – Basic(1)	$0.54	$0.60
Earnings per common share – Diluted	$0.54	$0.59
Earnings per unvested restricted stock share – Basic (2)	$0.62	$0.49
Earnings per unvested restricted stock share – Diluted	$0.59	$0.52

(1)	Total earnings available to common shareholders include distributed earnings of $8,983,000, or $0.34 per weighted average share, and undistributed earnings of $5,358,000, or $0.20 per weighted average share for the three months ended March 31, 2011. Total earnings available to common shareholders include distributed earnings of $8,930,000, or $0.42 per weighted average share, and undistributed earnings of $3,836,000, or $0.18 per weighted average share for the three months ended March 31, 2010.
(2)	Total earnings available to unvested restricted stock include distributed earnings of $192,000, or $0.39 per weighted average share, and undistributed earnings of $114,000, or $0.23 per weighted average share, under the two-class method for the three months ended March 31, 2011. Total earnings available to unvested restricted stock include distributed earnings of $167,000, or $0.34 per weighted average share, and undistributed earnings of $72,000, or $0.15 per weighted average share, under the two-class method for the three months ended March 31, 2010.
(3)	Weighted average basic shares outstanding include 492,956 and 481,975 shares of unvested restricted stock for the three months ended March 31, 2011 and 2010, respectively.

For the three-month periods ended March 31, 2011 and 2010, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 559,388 and 538,879, respectively, and (b) the weighted average shares in Treasury Stock of 1,168,286 and 1,352,354, respectively.

The effect from the assumed exercise of 562,626 and 397,696 stock options was not included in the computation of diluted earnings per share for the quarters ended March 31, 2011 and 2010, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Acquisition Activity

Acquisition of OMNI BANCSHARES, Inc.

On February 22, 2011, the Company announced the signing of a definitive agreement to acquire OMNI BANCSHARES, Inc. (“OMNI”), the holding company of OMNI BANK, headquartered in Metairie, Louisiana with 14 offices in the New Orleans and Baton Rouge, LA markets. Based on available information, at March 31, 2011, OMNI had total assets of $736 million, including total loans of $510 million, and total deposits of $646 million.

Under terms of the agreement, shareholders of OMNI will receive 0.3313 shares of the Company’s common stock per share of OMNI common stock, subject to certain adjustments. The agreement has been approved by the Board of Directors of each company and is expected to close in the second quarter of 2011. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of OMNI shareholders.

An estimate of the impact of the acquisition on the Company’s subsequent consolidated financial statements cannot be made at this time.

Purchase of certain assets of Florida Trust Company

On February 22, 2011, the Company announced the signing of a definitive agreement for IBERIABANK to purchase certain assets of the Florida Trust Company, a wholly-owned subsidiary of the Bank of Florida Corporation. Florida Trust Company operates offices in Naples and Ft. Lauderdale, Florida. The Florida Trust Company will become part of the trust and asset management division of IBERIABANK.

Under terms of the agreement, IBERIABANK will pay the Bank of Florida Corporation $0.7 million and a contingent payment of up to $0.7 million for the acquisition of the assets of Florida Trust Company. The contingent payment will be paid approximately one year after the consummation of the transaction and will be determined based on the amount of revenue realized by IBERIABANK during that period generated from the former Florida Trust Company clients.

An estimate of the impact of the acquisition on the Company’s subsequent consolidated financial statements cannot be made at this time.

Acquisition of Cameron Bancshares, Inc.

On March 11, 2011, the Company announced the signing of a definitive agreement to acquire Cameron Bancshares, Inc. (“Cameron”), the holding company of Cameron State Bank, headquartered in Lake Charles, Louisiana, with 22 offices and 48 ATMs in the Lake Charles region. Based on available information, at March 31, 2011, Cameron had total assets of $723 million, including total loans of $395 million, and total deposits of $588 million.

Under terms of the agreement, shareholders of Cameron will receive 3.464 shares of the Company’s common stock per share of Cameron common stock, subject to certain adjustments. The agreement has been approved by the Board of Directors of each company and is expected to close in the second quarter of 2011. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Cameron shareholders.

An estimate of the impact of the acquisition on the Company’s subsequent consolidated financial statements cannot be made at this time.

Note 5 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$413,207	$1,887	$(3,519)	$411,575
Obligations of state and political subdivisions	37,253	635	(237)	37,651
Mortgage backed securities	1,246,892	19,138	(7,874)	1,258,156
Other securities	2,882	62	—	2,944

Total securities available for sale	$1,700,234	$21,722	$(11,630)	$1,710,326

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$180,402	$1,933	$(88)	$182,247
Obligations of state and political subdivisions	63,496	572	(1,047)	63,021
Mortgage backed securities	31,943	720	—	32,663

Total securities held to maturity	$275,841	$3,225	$(1,135)	$277,931

December 31, 2010

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$424,180	$2,414	$(3,794)	$422,800
Obligations of state and political subdivisions	39,896	668	(395)	40,169
Mortgage backed securities	1,255,624	19,508	(11,263)	1,263,869
Other securities	2,882	74	—	2,956

Total securities available for sale	$1,722,582	$22,664	$(15,452)	$1,729,794

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$180,479	$2,549	$(68)	$182,960
Obligations of state and political subdivisions	75,768	480	(1,728)	74,520
Mortgage backed securities	33,773	741	—	34,514

Total securities held to maturity	$290,020	$3,770	$(1,796)	$291,994

Securities with carrying values of $1,322,707,000 and $1,230,358,000 were pledged to secure public deposits and other borrowings at March 31, 2011 and December 31, 2010, respectively.

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

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2011

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(3,519)	$180,591	$—	$—	$(3,519)	$180,591
Obligations of state and political subdivisions	(237)	5,350	—	—	(237)	5,350
Mortgage backed securities	(7,350)	560,539	(524)	18,635	(7,874)	579,174

Total securities available for sale	$(11,106)	$746,480	$(524)	$18,635	$(11,630)	$765,115

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(88)	$7,080	$—	$—	$(88)	$7,080
Obligations of state and political subdivisions	(881)	32,123	(166)	1,163	(1,047)	33,286
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(969)	$39,203	$(166)	$1,163	$(1,135)	$40,366

December 31, 2010

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(3,794)	$195,785	$—	$—	$(3,794)	$195,785
Obligations of state and political subdivisions	(395)	6,771	—	—	(395)	6,771
Mortgage backed securities	(10,678)	528,280	(585)	20,908	(11,263)	549,188

Total securities available for sale	$(14,867)	$730,836	$(585)	$20,908	$(15,452)	$751,744

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(68)	$7,075	$—	$—	$(68)	$7,075
Obligations of state and political subdivisions	(1,526)	36,646	(202)	1,128	(1,728)	37,774
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(1,594)	$43,721	$(202)	$1,128	$(1,796)	$44,849

At March 31, 2011, 131 debt securities have unrealized losses of 1.6% of the securities’ amortized cost basis and 0.6% of the Company’s total amortized cost basis. The unrealized losses for each of the 131 securities relate to market interest rate changes. Seven of the 131 securities have been in a continuous loss position for over twelve months. These seven securities have an aggregate amortized cost basis and unrealized loss of $20,488,000 and $690,000, respectively. The seven securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals). The Fannie Mae and Freddie Mac securities are rated AAA.

At December 31, 2010, 142 debt securities have unrealized losses of 2.1% of the securities’ amortized cost basis and 0.9% of the Company’s total amortized cost basis. The unrealized losses for each of the 142 securities relate to market interest rate changes. Ten of the 142 securities have been in a continuous loss position for over twelve months. These ten securities have an aggregate amortized cost basis and unrealized loss of $22,822,000 and $787,000, respectively. The ten securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals). The Fannie Mae and Freddie Mac securities are rated AAA.

The Company has assessed the nature of the losses in its portfolio as of March 31, 2011 and December 31, 2010 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

The amortized cost and estimated fair value by maturity of investment securities at March 31, 2011 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Within one year or less	0.91%	$35,600	$35,737	4.02%	$963	$967
One through five years	2.00	284,555	286,263	2.12	185,772	187,718
After five through ten years	2.64	533,076	537,043	3.36	23,969	24,132
Over ten years	2.76	847,003	851,283	3.24	65,137	65,114

Totals	2.56%	$1,700,234	$1,710,326	2.50%	$275,841	$277,931

The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010

Realized gains	$1	$922
Realized losses	—	—

Net realized gains (losses)	$1	$922

In addition to the gains above, the Company realized certain immaterial gains on the calls of held to maturity securities.

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

	Three Months Ended
(dollars in thousands)	March 31, 2011	March 31, 2010

Balance at beginning of year , net	$5,310	$10,376
Unrealized gain (loss) on securities available for sale	2,882	4,882
Reclassification adjustment for net (gains) losses realized in net income	(1)	(922)

Net unrealized gain (loss)	2,881	3,960
Tax effect	1,008	1,386

Net of tax change	1,873	2,574

Balance at end of period, net	$7,183	$12,950

Note 6 – Loans Receivable

Loans receivable at March 31, 2011 and December 31, 2010 consist of the following:

(dollars in thousands)	March 31, 2011	December 31, 2010

Residential mortgage loans:
Residential 1-4 family	$576,169	$616,550
Construction/ Owner Occupied	14,742	14,822

Total residential mortgage loans	590,911	631,372

Commercial loans:
Real estate	2,679,814	2,647,107
Business	1,572,642	1,515,856

Total commercial loans	4,252,456	4,162,963

Consumer loans:
Indirect automobile	247,234	255,322
Home equity	878,650	834,840
Other	152,339	150,835

Total consumer loans	1,278,223	1,240,997

Total loans receivable	$6,121,590	$6,035,332

In 2009, the Company acquired substantially all of the assets and liabilities of CapitalSouth Bank, and certain assets and assumed certain deposit and other liabilities of Orion Bank and Century Bank. In 2010, the Company acquired certain assets and assumed certain deposit and other liabilities of Sterling Bank. The loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions and 95% of losses that exceed those thresholds for CSB, Orion, and Century only.

Because of the loss protection provided by the FDIC, the risks of the CSB, Orion, Century, and Sterling loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.”

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding.

(dollars in thousands) Non-covered Loans:	March 31, 2011	December 31, 2010
Residential mortgage loans:
Residential 1-4 family	$329,564	$355,164
Construction/ Owner Occupied	14,742	14,822

Total residential mortgage loans	344,306	369,986

Commercial loans:
Real estate	1,842,777	1,781,744
Business	1,412,549	1,341,352

Total commercial loans	3,255,326	3,123,096

Consumer loans:
Indirect automobile	247,234	255,322
Home equity	608,129	555,749
Other	147,040	148,432

Total consumer loans	1,002,403	959,503

Total non-covered loans receivable	$4,602,035	$4,452,585

The following tables provide an analysis of the aging of non-covered loans as of March 31, 2011 and December 31, 2010.

	Past Due (1)					Total non-	Recorded
(dollars in thousands)	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	covered loans, net of unearned income	investment > 90 days and accruing
March 31, 2011
Residential
Prime	$1,228	$2,156	$6,592	$9,976	$334,330	$344,306	$385
Subprime	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	—	221	4,178	4,399	241,110	245,509	—
Real Estate - Other	8,218	536	39,405	48,159	1,549,109	1,597,268	69
Commercial Business	268	132	2,285	2,685	1,409,864	1,412,549	—
Consumer
Indirect Automobile	806	58	962	1,826	245,408	247,234	—
Home Equity	1,630	62	1,182	2,874	605,255	608,129	—
Credit Card	104	131	411	646	39,723	40,369	—
Other	217	71	5,473	5,761	100,910	106,671	—

Total	$12,471	$3,367	$60,488	$76,326	$4,525,709	$4,602,035	$454

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual loans” section below.

Included in certain loan categories in the table above are troubled debt restructurings (“TDRs”) of $23,579,000 at March 31, 2011. Of that amount, $817,000 were current and $22,762,000 were past due.

All TDRs at March 31, 2011 were commercial loans, including $997,000 of construction loans, $20,712,000 of commercial real estate loans, and $1,870,000 of commercial business loans.

	Past Due						Recorded
(dollars in thousands)	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total loans, net of unearned income	investment > 90 days and accruing
December 31, 2010
Residential
Prime	$421	$1,002	$6,196	$7,620	$362,366	$369,986	$280
Subprime	—	—	—	—	—	—	—
Commercial

Real Estate - Construction	—	486	9,850	10,336	254,912	265,248	13
Real Estate - Other	3,568	1,975	24,788	30,331	1,486,165	1,516,496	1,018
Commercial Business	406	—	1,993	2,399	1,338,953	1,341,352	144
Consumer
Indirect Automobile	1,002	165	1,046	2,213	253,109	255,322	—
Home Equity	2,464	1,199	986	4,648	551,101	555,749	—
Credit Card	146	94	378	618	42,298	42,916	—
Other	303	80	5,713	6,096	99,420	105,516	—

Total	$8,310	$5,001	$50,950	$64,261	$4,388,324	$4,452,585	$1,455

Included in certain loan categories in the table above are troubled debt restructurings (“TDRs”) of $17,471,000 at December 31, 2010. Of that amount, $10,215,000 were current and $7,257,000 were past due.

All TDRs at December 31, 2010 were commercial loans, including $1,047,000 of construction loans, $16,368,000 of commercial real estate loans, and $56,000 of commercial business loans.

Nonaccrual Loans

Interest income on loans is accrued over the term of the loans based on the principal balance outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield, using the effective interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Mortgage, credit card and other personal loans are typically charged down to net collateral value, less cost to sell, no later than 180 days past due. Past due status is based on the contractual terms of loans. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The impairment loss is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

In general, all interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest on nonaccrual loans is accounted for on the cash-basis method or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table provides an analysis of non-covered loans on nonaccrual status.

(dollars in thousands)	March 31,	December 31,
	2011	2010

Residential
Prime	$6,207	$5,916
Subprime	—	—
Commercial
Real Estate - Construction	4,178	9,837
Real Estate- Other	39,336	23,770
Business	2,285	1,849
Consumer
Indirect Automobile	962	1,046
Home Equity	1,182	986
Credit Card	411	378
Other	5,473	5,714

Total	$60,034	$49,496

The nonaccrual loans in the table above include $23,523,000 and $2,504,000 of TDRs on nonaccrual status at March 31, 2011 and December 31, 2010, respectively.

Covered Loans

Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to the amount and timing of undiscounted expected principal, interest and other cash flows, as well as the appropriate discount rate. At the time of acquisition, the Company estimated the fair value of the total acquired loan portfolio by segregating the total portfolio into loan pools with similar characteristics, which included:

•	whether the loan was performing according to contractual terms at the time of acquisition

•	the loan type based on regulatory reporting guidelines, namely whether the loan was a mortgage, consumer, or commercial loan

•	the nature of collateral

•	the interest rate type, whether fixed or variable rate

•	the loan payment type, primarily whether the loan was amortizing or interest-only

From these pools, the Company used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. During the three months ended March 31, 2011, the Company increased its allowance for loan losses $8,554,000 to reserve for estimated additional losses in a limited number of loan pools at March 31, 2011. The increase in the allowance was recorded by a charge to the provision for loan losses of $1,770,000 and an increase of $6,784,000 in the indemnification asset for the portion of the losses recoverable from the FDIC in accordance with the loss sharing agreements.

The carrying amount of the acquired covered loans at March 31, 2011 and December 31, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

(dollars in thousands)	March 31, 2011
Covered loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$48,268	$198,337	$246,605

Total residential mortgage loans	48,268	198,337	246,605

Commercial loans:
Real estate	164,780	672,257	837,037
Business	5,766	154,327	160,093

Total commercial loans	170,546	826,584	997,130

Consumer loans:
Home equity	57,053	213,468	270,521
Other	935	4,364	5,299

Total consumer loans	57,988	217,832	275,820

Total covered loans receivable	$276,802	$1,241,753	$1,519,555

(dollars in thousands)	December 31, 2010
Covered loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$50,566	$210,820	$261,386

Total residential mortgage loans	50,566	210,820	261,386

Commercial loans:
Real estate	146,331	719,032	865,363
Business	6,119	168,385	174,504

Total commercial loans	152,450	887,417	1,039,867

Consumer loans:
Home equity	59,689	219,402	279,091
Other	543	1,860	2,403

Total consumer loans	60,232	221,262	281,494

Total covered loans receivable	$263,248	$1,319,499	$1,582,747

Included in certain loan categories in the table above are troubled debt restructurings (“TDRs”) of $79,994,000 at March 31, 2011. Of that amount, $28,629,000 were current and $51,365,000 were past due. Of the past due TDRs, $40,414,000 were on nonaccrual status at March 31, 2011.

At March 31, 2011, the Company had $10,351,000 in mortgage loans, $48,512,000 in commercial real estate loans, $2,333,000 in commercial business loans, $18,755,000 in home equity loans, and $43,000 in other consumer loans classified as TDRs.

ASC 310-30 loans

The Company acquired certain impaired loans through the CSB, Orion, Century, Pulaski Investment Corporation (“PIC”), and Pocahontas Bancorp, Inc. (“Pocahontas”) acquisitions which are subject to ASC Topic 310-30. The Company’s allowance for loan losses for all acquired loans subject to ASC Topic 310-30 would reflect only those losses incurred after acquisition.

The carrying amount of the loans acquired during 2010 are detailed in the following table.

(dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Contractually required principal and interest at acquisition	$49,823	$205,154	$254,977
Nonaccretable difference (expected losses and foregone interest)	(30,890)	(61,836)	(92,726)

Cash flows expected to be collected at acquisition	18,933	143,318	162,251
Accretable yield	(207)	(10,843)	(11,050)
Basis in acquired loans at acquisition	$18,726	$132,475	$151,201 (1)

(1)	Excludes overdraft balances included in total loans at the acquisition date.

The following is a summary of changes in the accretable yields of acquired loans during the three months ended March 31, 2011 and 2010.

(dollars in thousands)	Acquired	Acquired	Total
March 31, 2011	Impaired Loans	Performing Loans	Acquired Loan Portfolio

Balance, beginning of period	$82,381	$626,190	$708,571
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	(8,840)	(121,277)	(130,117)
Net transfers from (to) nonaccretable difference to accretable yield	(10,464)	2,128	(8,336)
Accretion	(5,915)	(48,210)	(54,125)

Balance, end of period	$57,162	$458,830	$515,992

(dollars in thousands)	Acquired	Acquired	Total
March 31, 2010	Impaired Loans	Performing Loans	Acquired Loan Portfolio

Balance, beginning of period	$6,598	$222,986	$229,584
Additions due to acquisitions	—	—	—
Transfers from nonaccretable difference to accretable yield	14	—	14
Accretion	(3,676)	(27,084)	(30,760)

Balance, end of period	$2,936	$195,902	$198,838

Accretable yield during the first quarter of 2011 decreased primarily as a result of a change in prepayment speed assumptions during the first three months of 2011.

The following is a summary of the year to date activity in the FDIC loss share receivable.

(dollars in thousands)	March 31,
	2011	2010

Balance, beginning of period	$726,871	$1,034,734
Increase due to loan loss provision recorded on FDIC covered loans	6,784	—

(Amortization) Accretion	(21,913)	1,762
Submission of reimbursable losses to the FDIC	(23,848)	(64,968)
Change due to a decrease (increase) in cash flow assumptions on OREO	1,110	(3,411)

Balance, end of period	$689,004	$968,117

Note 7 – Allowance for Loan Losses and Credit Quality

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision charged to earnings, and for loans covered by loss share agreements with the FDIC, through a charge to earnings and an indemnification asset, the FDIC loss share receivable. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses.

The allowance for loan losses is maintained at a level which, in management’s opinion, is adequate to absorb credit losses inherent in the portfolio. The Company utilizes both peer group analysis, as well as a historical analysis of the Company’s portfolio to validate the overall adequacy of the allowance for loan losses. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan losses with consideration given to current economic conditions, changes to loan policies, the volume and type of lending, composition of the portfolio, the level of classified and criticized credits, seasoning of the loan portfolio, payment status and other factors.

In connection with acquisitions, the Company acquires certain loans considered impaired and accounts for these loans under the provisions of ASC Topic 310, which require the initial recognition of these loans at the present value of amounts expected to be received. The allowance for loan losses previously associated with these loans does not carry over. Any deterioration in the credit quality of these loans subsequent to acquisition would be considered in the allowance for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

A summary of changes in the allowance for loan losses, in total and for the covered loan and non-covered loan portfolios, for the three months ended March 31, 2011 and March 31, 2011 is as follows:

(dollars in thousands)	2011	2010
Balance, beginning of period	$136,100	$55,768

Provision charged to operations	5,471	13,201
Provision recorded through FDIC loss share receivable	6,784	—

Loans charged-off	(3,294)	(6,809)
Recoveries	4,058	1,715

Balance, end of period	$149,119	$63,875

(dollars in thousands)	March 31, 2011
	Covered Loans	Non-covered loans	Total
Balance, beginning of period	$73,640	$62,460	$136,100

Provision for loan losses before benefit attributable to FDIC loss share agreements	8,554	3,701	12,255

Benefit attributable to FDIC loss share agreements	(6,784)	—	(6,784)

Net provision for loan losses	1,770	3,701	5,471

Increase in FDIC loss share receivable	6,784	—	6,784
Loans charged-off	(218)	(3,076)	(3,294)
Recoveries	327	3,731	4,058

Balance, end of period	$82,303	$66,816	$149,119

(dollars in thousands)	March 31, 2010
	Covered Loans	Non-covered loans	Total
Balance, beginning of period	$145	$55,623	$55,768

Provision for loan losses before benefit attributable to FDIC loss share agreements	928	12,273	13,201

Benefit attributable to FDIC loss share agreements	—	—	—

Net provision for loan losses	928	12,273	13,201

Increase in FDIC loss share receivable	—	—	—
Loans charged-off	(928)	(5,881)	(6,809)
Recoveries	—	1,715	1,715

Balance, end of period	$145	$63,730	$63,875

A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the three months ended March 31, 2011 and 2010 is as follows:

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2011
Allowance for loan losses
Balance, beginning of period	$31,390	$16,473	$13,332	$1,265	$—	$62,460
(Reversal of) Provision for loan losses	(948)	1,964	2,705	(20)	—	3,701
Increase in FDIC loss share receivable	—	—	—	—	—	—
Loans charged off	(579)	(142)	(2,294)	(61)	—	(3,076)
Recoveries	3,065	50	606	10	—	3,731

Balance, end of period	32,928	18,345	14,349	1,194	—	66,816

Allowance on loans individually evaluated for impairment	$1,983	$8	$—	$—	$—	$1,991
Allowance on loans collectively evaluated for impairment	30,945	18,337	14,349	1,194	—	64,825

Loans, net of unearned income
Balance, end of period	$1,842,777	$1,412,549	$1,002,403	$344,306	$—	$4,602,035
Balance, end of period: Loans individually evaluated for impairment	37,823	4,654	—	—	—	42,477
Balance, end of period: Loans collectively evaluated for impairment	1,804,954	1,407,895	1,002,403	344,306	—	4,559,558
Balance, end of period: Loans acquired with deteriorated credit quality	616	—	—	—	—	616

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2010
Allowance for loan losses
Balance, beginning of period	$30,771	$12,845	$10,664	$1,343	$—	$55,623
Provision for loan losses	8,571	1,711	1,871	120	—	12,273
Increase in FDIC loss share receivable	—	—	—	—	—	—
Loans charged off	(3,445)	(165)	(2,160)	(111)	—	(5,881)
Recoveries	1,068	33	605	9	—	1,715

Balance, end of period	36,965	14,424	10,980	1,361	—	63,730

Allowance on loans individually evaluated for impairment	$7,633	$1,534	$—	$—	$—	$9,167
Allowance on loans collectively evaluated for impairment	29,332	12,890	10,980	1,361	—	54,563

Loans, net of unearned income
Balance, end of period	$1,750,480	$1,074,489	$912,351	$440,636	$—	$4,117,956
Balance, end of period: Loans individually evaluated for impairment	36,234	6,990	—	—	—	43,224
Balance, end of period: Loans collectively evaluated for impairment	1,714,246	1,067,499	912,351	440,636	—	4,134,732
Balance, end of period: Loans acquired with deteriorated credit quality	697	—	—	—	—	697

A summary of changes in the allowance for loan losses for covered loans, by loan portfolio type, for the three months ended March 31, 2011 and 2010 is as follows:

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2011
Allowance for loan losses
Balance, beginning of period	$26,439	$6,657	$12,201	$28,343	$—	$73,640
(Reversal of) Provision for loan losses	1,745	257	12	(244)	—	1,770
(Decrease) Increase in FDIC loss share receivable	10,242	955	(1,027)	(3,386)	—	6,784
Loans charged off	(158)	—	(41)	(19)	—	(218)
Recoveries	239	—	42	46	—	327

Balance, end of period	38,507	7,869	11,187	24,740	—	82,303

Loans, net of unearned income
Balance, end of period	$837,037	$160,093	$275,820	$246,605	$—	$1,519,555
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	837,037	160,093	275,820	246,605	—	1,519,555
Balance, end of period: Loans acquired with deteriorated credit quality	164,780	5,766	57.988	48,268	—	276,802

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2010
Allowance for loan losses
Balance, beginning of period	$—	$—	$—	$145	$—	$145
Provision for loan losses	665	—	263	—	—	928
Increase in FDIC loss share receivable	—	—	—	—	—	—
Loans charged off	(665)	—	(263)	—	—	(928)
Recoveries	—	—	—	—	—	—

Balance, end of period	—	—	—	145	—	145

Loans, net of unearned income
Balance, end of period	$737,218	$147,589	$138,095	$538,464	$—	$1,561,366
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	737,218	147,589	138,095	538,464	—	1,561,366
Balance, end of period: Loans acquired with deteriorated credit quality	105,492	6,934	11,278	95,867	—	219,571

Credit Quality

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to improve commercial asset quality. “Special mention” loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. For assets with identified credit issues, the Company has two primary classifications for problem assets: “substandard” and “doubtful.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as “Pass” do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized.

The Company’s investment in non-covered loans by credit quality indicator as of March 31, 2011 and December 31, 2010 is presented in the following table.

(dollars in thousands)	Commercial Real Estate Construction		Commercial Real Estate-Other		Commercial Business
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Credit quality indicator by asset risk classification
Pass	$219,666	$236,830	$1,499,182	$1,422,506	$1,376,624	$1,322,977
Special Mention	20,401	17,918	29,505	25,524	23,069	7,455
Substandard	5,146	10,204	68,066	68,005	12,584	8,105
Doubtful	296	296	515	461	272	2,815

Total	$245,509	$265,248	$1,597,268	$1,516,496	$1,412,549	$1,341,352

	Mortgage – Prime		Mortgage-Subprime
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Credit risk by payment status
Current	$334,330	$362,366	$—	$—
Past due greater than 30 days	9,976	7,620	—	—

Total	$344,306	$369,986	$—	$—

	Indirect Automobile		Credit Card
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Credit risk by payment status
Current	$245,408	$253,109	$39,723	$42,298
Past due greater than 30 days	1,826	2,213	646	618

Total	$247,234	$255,322	$40,369	$42,916

	Home Equity		Consumer - Other
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Credit risk by payment status
Current	$605,255	$551,101	$100,910	$99,420
Past due greater than 30 days	2,874	4,648	5,761	6,096

Total	$608,129	$555,749	$106,671	$105,516

The Company’s investment in covered loans by credit quality indicator as of March 31, 2011 and December 31, 2010 is presented in the following table. Loan discounts in the table below represent the adjustment of acquired loans to fair value at the time of acquisition in accordance with ASC Topic 805, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(dollars in thousands)	Commercial
March 31, 2011	Real Estate
	Construction	Other	Business	Total
Credit quality indicator by asset risk classification
Pass	$95,761	$363,138	$110,722	$569,621
Special Mention	23,073	97,978	6,047	127,098
Substandard	240,023	361,043	41,954	643,020
Doubtful	761	41,037	1,356	43,154

Total	$359,618	$863,196	$160,079	$1,382,893

		Discount		(385,763)

		Covered commercial loans, net		$997,130

	Mortgage
	Prime	Subprime	Total
Credit risk by payment status
Current	$283,757	—	$283,757
Past due greater than 30 days	100,918	—	100,918

Total	$384,675	—	$384,675

		Discount	(138,070)

	Covered mortgage loans, net		$246,605

	Consumer
	Indirect Automobile	Credit Card	Home Equity	Other	Total
Credit risk by payment status
Current	$—	$989	$216,004	$3,079	$220,072
Past due greater than 30 days	—	75	59,040	82,265	141,380

Total	$—	$1,064	$275,044	$85,344	$361,452

				Discount	(85,632)

			Covered consumer loans, net		$275,820

(dollars in thousands)	Commercial
December 31, 2010	Real Estate
	Construction	Other	Business	Total
Credit quality indicator by asset risk classification
Pass	$144,423	$385,910	$126,176	$656,509
Special Mention	27,783	104,228	7,475	139,486
Substandard	245,872	402,397	39,462	687,731
Doubtful	5,245	17,951	1,390	24,586

Total	$423,323	$910,486	$174,503	$1,508,312

	Discount			(468,445)

	Covered commercial loans, net			$1,039,867

	Mortgage
	Prime	Subprime	Total
Credit risk by payment status
Current	$294,399	$—	$294,399
Past Due greater than 30 days	107,744	—	107,744

Total	$402,143	$—	$402,143

		Discount	(140,757)

Covered mortgage loans, net			$261,386

	Consumer
	Indirect Automobile	Credit Card	Home Equity	Other	Total
Credit risk by payment status
Current	$—	$1,079	$169,264	$67,099	$237,442
Past Due greater than 30 days	—	76	63,635	79,950	143,661

Total	$—	$1,155	$232,899	$147,049	$381,103

				Discount	(99,609)

	Covered consumer loans, net				$281,494

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables for the periods indicated.

(dollars in thousands)	At March 31, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Mortgage Loans
Residential – Prime	$6,207	$6,207	$—	$5,916	$5,916	$—
Residential – Subprime	—	—	—	—	—	—
Commercial Loans
Real Estate	25,343	25,343	—	21,539	21,539	—
Business	2,110	2,110	—	6,761	6,761	—
Consumer Loans
Indirect automobile	962	962	—	1,046	1,046	—
Credit card	411	411	—	378	378	—
Home equity	1,182	1,182	—	986	986	—
Other	5,473	5,473	—	5,713	5,713	—

With an allowance recorded
Commercial Real Estate	15,773	17,756	(1,983)	6,532	6,738	(206)
Business	—	8	(8)

Total
Mortgage Loans	6,207	6,207	—	5,916	5,916	—
Commercial Loans	43,226	45,217	(1,991)	34,832	35,038	(206)
Consumer Loans	8,028	8,028	—	8,122	8,122	—

(dollars in thousands)	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
With no related allowance recorded
Mortgage Loans
Residential – Prime	$7,056	$13	$4,344	$11
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	26,440	113	21,481	3
Business	2,154	5	1,771	8
Consumer Loans
Indirect automobile	1,057	3	1,130	2
Credit card	393	—	—	—
Home equity	1,195	4	—	—
Other	5,581	9	5,106	12

With an allowance recorded
Commercial Real Estate	17,792	35	16,038	34
Business	9	—	6,697	38

Total
Mortgage Loans	7,056	13	4,344	11
Commercial Loans	46,395	153	45,987	83
Consumer Loans	8,226	16	6,236	14

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

As of March 31, 2011, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

Note 8 – Goodwill and Other Intangible Assets

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2010 and the three months ended March 31, 2011 are provided in the following table.

(dollars in thousands)	Amount
Balance, December 31, 2009	$227,080
Goodwill acquired during the year	7,148
Goodwill impairment	—

Balance, December 31, 2010	$234,228
Goodwill acquired during the year	—
Goodwill impairment	—

Balance, March 31, 2011	$234,228

The goodwill acquired during the year ended December 31, 2010 was a result of the Sterling acquisition on July 23, 2010.

Goodwill is allocated to the Company’s subsidiaries as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010

IBERIABANK	$225,500	$225,500
Lenders Title Company	8,728	8,728

Balance, end of period	$234,228	$234,228

The Company performed the required annual impairment tests of goodwill as of October 1, 2010. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired.

Title plant

The Company had title plant assets totaling $6,722,000 at March 31, 2011 and December 31, 2010, respectively. No events or changes in circumstances occurred during the first three months of 2011 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

The Company’s purchase accounting intangible assets from prior acquisitions which are subject to amortization include core deposit intangibles, amortized on a straight line or accelerated basis over a 10 year average life, and mortgage servicing rights, amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. The definite-lived intangible assets had the following carrying values.

	March 31, 2011			December 31, 2010
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$39,399	$17,593	$21,806	$39,399	$16,424	$22,975
Mortgage servicing rights	356	173	183	345	161	184

Total	$39,755	$17,766	$21,989	$39,744	$16,585	$23,159

During 2010, the Company recorded $1,568,000 in core deposit intangible assets related to the deposits acquired in the Sterling acquisition.

Note 9 – Other Real Estate Owned

Other real estate owned and foreclosed property totaled $83,186,000 and $69,217,000 at March 31, 2011 and December 31, 2010, respectively. Other real estate owned consists of the following:

(dollars in thousands)	March 31, 2011	December 31, 2010
Real estate owned acquired by foreclosure	$78,647	$64,408
Other foreclosed property	162	163
Real estate acquired for development or resale	4,377	4,646

Total other real estate owned and foreclosed property	$83,186	$69,217

At March 31, 2011 and December 31, 2010, other real estate is segregated into covered and non-covered properties as follows:

(dollars in thousands)
March 31, 2011	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$12,646	$66,001	$78,647
Other foreclosed property	33	129	162
Real estate acquired for development or resale	4,377	—	4,377

Total other real estate owned and foreclosed property	$17,056	$66,130	$83,186

(dollars in thousands)
December 31, 2010	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$13,840	$50,568	$64,408
Other foreclosed property	9	154	163
Real estate acquired for development or resale	4,646	—	4,646

Total other real estate owned and foreclosed property	$18,495	$50,722	$69,217

Note 10 – On-Balance Sheet Derivative Instruments and Hedging Activities

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

Interest rate swap agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $70,000,000 and $95,000,000 in derivative contracts on its debt at March 31, 2011 and 2010, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2011, the Company had notional amounts of $261,566,000 on interest rate contracts with corporate customers and $261,566,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At March 31, 2010 and December 31, 2010, the Company had notional amounts of $194,470,000 and $247,292,000, respectively, on both interest rate contracts with corporate customers and offsetting contracts with other financial institutions.

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

Rate lock commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first three months of 2011 and 2010.

Equity-indexed certificates of deposit

Beginning in the second quarter of 2010, IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of ten large cap U.S. stocks in the S&P 500 stock index, representing a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Company’s consolidated balance sheet. At March 31, 2011, the Company had equity-indexed certificates of deposit of $99,412,000 with offsetting written options having a notional amount of $99,412,000. There were no equity-indexed certificates of deposit at March 31, 2010.

At March 31, 2011 and 2010, the information pertaining to outstanding derivative instruments, excluding interest rate lock commitments, is as follows.

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
(dollars in thousands)		2011	2010		2011	2010
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$15,936	$18,702	Other liabilities	$—	$336

Total derivatives designated as hedging instruments under ASC Topic 815		$15,936	$18,702		$—	$336

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$14,987	$15,345	Other liabilities	$14,986	$15,345
Written and purchased options		5,802	—		5,802	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$20,789	$15,345		$20,788	$15,345

At March 31, 2011, the Company was not required to post collateral for any derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2011. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At March 31, 2011 and 2010, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows.

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate contracts	$10,358	$11,938	Interest income (expense)	$(426)	$(380)	Other income (expense)	$—	$—

Total	$10,358	$11,938		$426)	$(380)		$—	$—

(dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2011	2010
Derivatives Not Designated as Hedging Instruments under ASC Topic 815
Interest rate contracts	Other income (expense)	$(1)	$—

Total		$(1)	$—

During the three months ended March 31, 2011, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2011, the fair value of derivatives that will mature within the next twelve months is $626,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

Changes in the fair value of interest rate swaps designated as hedging the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest income and interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. As a result of these interest rate swaps, interest expense was decreased by $426,000 and $380,000 for the three months ended March 31, 2011 and 2010, respectively.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the three-month periods ended March 31.

(dollars in thousands)	2011	2010

Balance at beginning of year, net	$9,370	$12,040
Unrealized gain (loss) on cash flow hedges	1,521	(157)
Tax effect	533	55

Net of tax change	988	(102)

Balance at end of end of period, net	$10,358	$11,938

Note 11 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At March 31, 2011, future awards of 166,945 shares could be made under approved incentive compensation plans.

The stock option plans also permit the granting of Stock Appreciation Rights (“SARs”). SARs entitle the holder to receive, in the form of cash or stock, the increase in the fair value of Company stock from the date of grant to the date of exercise. No SARs have been issued under the plans.

The Company’s net income for the three months ended March 31, 2011 and 2010 included $360,000 and $257,000 of compensation costs and $126,000 and $90,000 of income tax benefits related to stock options granted under share-based compensation arrangements, respectively. The impact on basic and diluted earnings per share was $0.01 for the three months ended March 31, 2011 and the three months ended March 31, 2010.

The Company reported $289,000 and $460,000 of excess tax benefits as financing cash inflows during the three months ended March 31, 2011 and 2010, respectively, related to the exercise and vesting of share-based compensation grants. Net cash proceeds from the exercise of stock options were $523,000 and $885,000 for the three months ended March 31, 2011 and 2010.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	For the Three Months Ended March 31,
	2011	2010
Expected dividends	2.2%	2.0%
Expected volatility	31.7%	28.3%
Risk-free interest rate	3.6%	4.2%
Expected term (in years)	6.0	7.0
Weighted-average grant-date fair value	$16.55	$15.89

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2011, there was $5,649,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 3.8 years.

The following table represents the activity related to stock options during the three months ended March 31, 2011 and 2010.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2010	1,301,539	$45.52
Granted	52,221	55.64
Exercised	(38,515)	21.25
Forfeited or expired	(1,150)	54.19

Outstanding options, March 31, 2011	1,314,095	$46.63	4.6 Years

Outstanding exercisable at March 31, 2011	938,263	$42.59	3.3 Years

Outstanding options, December 31, 2009	1,259,874	$43.05
Granted	—	—
Exercised	(40,049)	22.11
Forfeited or expired	(715)	57.94

Outstanding options, March 31, 2010	1,219,110	$43.73	4.8 Years

Outstanding exercisable at March 31, 2010	945,501	$40.35	3.9 Years

Shares reserved for future stock option grants to employees and directors under existing plans were 166,945 at March 31, 2011. At March 31, 2011, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $17,751,000 and $16,458,000. Total intrinsic value of options exercised was $1,389,000 for the three months ended March 31, 2011.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of March 31, 2011, unearned share-based compensation associated with these awards totaled $26,924,000. For the three months ended March 31, 2011 and 2010, the amount included in compensation expense related to restricted stock grants was $1,678,000 and $1,394,000, respectively. The weighted average grant date fair value of the restricted stock granted during the three months ended March 31, 2011 and 2010 was $55.74 and $58.42, respectively.

The following table represents unvested restricted stock award activity for the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended March 31,
	2011	2010
Balance, beginning of period	539,195	550,518
Granted	95,788	11,500
Forfeited	(3,389)	(1,531)
Earned and issued	(67,324)	(70,572)

Balance, end of period	564,270	489,915

Phantom stock awards

As part of the 2008 Incentive Compensation Plan and 2009 Phantom Stock Plan, the Company issues phantom stock awards to certain key officers and employees. The award is subject to a vesting period of five to seven years and is paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested “share equivalents” multiplied by the closing market price of a share of the Company’s common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award’s dollar value divided by the closing market price of a share of the Company’s common stock on the grant date. Award recipients are also entitled to a “dividend equivalent” on each unvested share equivalent held by the award recipient. A dividend equivalent is a dollar amount equal to the cash dividends that the participant would have been entitled to receive if the participant’s share equivalents were issued in shares of common stock. Dividend equivalents will be deemed to be reinvested as share equivalents that will vest and be paid out on the same date as the underlying share equivalents on which the dividend equivalents were paid. The number of share equivalents acquired with a dividend equivalent shall be determined by dividing the aggregate of dividend equivalents paid on the unvested share equivalents by the closing price of a share of the Company’s common stock on the dividend payment date.

The following table represents share and dividend equivalent share award activity during the three months ended March 31, 2011 and 2010.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2009	67,361	1,886	69,247	$4,156,000
Granted	24,398	531	24,929	1,496,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(100)	(6)	(106)	(6,000)

Balance, March 31, 2010	91,659	2,411	94,070	$5,645,000

Balance, December 31, 2010	119,194	3,741	122,935	$7,269,000
Granted	111,027	1,315	112,342	6,755,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(1,350)	(77)	(1,427)	(82,000)

Balance, March 31, 2011	228,871	4,979	233,850	$14,061,000

(1)	Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $60.13 and $60.01 on March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, the Company recorded $489,000 and $42,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $60.13 and $60.01 per share of common stock.

Note 12 – Commitments and Contingencies

Off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At March 31, 2011, the fair value of guarantees under commercial and standby letters of credit was $353,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At March 31, 2011 and December 31, 2010, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	March 31, 2011	December 31, 2010
Commitments to grant loans	$278,490	$152,545
Unfunded commitments under lines of credit	1,206,563	1,121,895
Commercial and standby letters of credit	35,284	33,446

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

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

Currently there is uncertainty around whether either putative class will ultimately be certified, the dimensions of any such class, and the range of remedies that might be sought on any certified claims. If, in future evaluations, the company determines a loss contingency is both probable and estimable, the company will record a liability in its consolidated financial statements.

Note 13 – Fair Value Measurements

The Company follows the provisions of ASC Topic 820 when determining fair value. ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy.

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio includes only one Level 3 security as of March 31, 2011. An other-than-temporary impairment was recorded on this security during the year ended December 31, 2010, and thus the security was recorded at management’s estimate of the security’s fair value based on the input assumptions discussed in detail below.

Mortgage loans held for sale

As of March 31, 2011, the Company has $52,732,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At March 31, 2011, the entire balance of $52,732,000 is recorded at cost.

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

Other real estate owned

As of March 31, 2011, the Company has $83,186,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at March 31, 2011 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property write-downs of $906,000 and $325,000 in earnings for the three months ended March 31, 2011 and 2010, respectively.

Derivative financial instruments

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The Company also enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Fair value of the interest rate swap and interest rate lock commitments are estimated using prices of financial instruments with similar characteristics, and thus the commitments are classified within Level 2 of the fair value hierarchy.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

(dollars in thousands)		Fair Value Measurements Using
Recurring Basis		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
Description	March 31, 2011	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Available -for-sale securities	$1,710,326	$—	$1,708,717	$1,609
Derivative instruments	36,725	—	36,725	—

Total	$1,747,051	$—	$1,745,442	$1,609

Liabilities
Derivative instruments	20,788	—	20,788	—

Total	$20,788	$—	$20,788	$—

Between December 31, 2010 and March 31, 2011, available for sale securities with a market value of $52,236,000 at March 31, 2011 were transferred into the Level 2 fair value measurement category in the table above from the Level 1 category as disclosed at December 31, 2010. The four securities were issued by Fannie Mae or Freddie Mac and were included in the Level 1 category at December 31, 2010 because their fair value was based on a trade price for the identical mortgage-backed security. At March 31, 2011, the fair value of these securities was based on a trade price for similar assets, namely similar mortgage-backed securities.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2011 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$(1)	$—

Change in unrealized gains (losses) relating to assets still held at March 31, 2011	$—	$2,861

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

(dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
Description	March 31, 2011	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Loans	$21,632	$—	$21,632	$—
OREO	5,258	—	5,258	—

Total	$26,890	$—	$26,890	$—

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $23,623,000 were recorded at their fair value at March 31, 2011. These loans include a reserve of $1,991,000 included in the Company’s allowance for loan losses.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2011.

ASC Topic 825 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the three months ended March 31, 2011.

Note 14 – Fair Value of Financial Instruments

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

Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate their fair value.

Investment securities

Fair value equals quoted market prices in an active market. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics.

Loans

The fair value of non-covered mortgage loans receivable was estimated based on present values using entry-value rates at March 31, 2011 and December 31, 2010, weighted for varying maturity dates. Other non-covered loans receivable were valued based on present values using entry-value interest rates at March 31, 2011 and December 31, 2010 applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are recorded in the consolidated financial statements at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Deposits

The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at March 31, 2011 and December 31, 2010 for deposits of similar remaining maturities.

Short-term borrowings

The carrying amounts of short-term borrowings maturing within ninety days approximate their fair values.

Long-term debt

The fair values of long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At March 31, 2011 and December 31, 2010, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$290,518	$290,518	$337,778	$337,778
Investment securities	1,986,167	1,988,257	2,019,814	2,021,788
Loans and loans held for sale	6,174,322	6,434,321	6,119,237	6,362,961
FDIC loss share receivable	689,004	327,546	726,871	392,484
Derivative instruments	36,725	36,725	37,320	37,320
Accrued interest receivable	33,923	33,923	34,250	34,250

Financial Liabilities
Deposits	$7,859,035	$7,703,332	$7,915,106	$7,764,569
Short-term borrowings	215,537	215,537	220,328	220,328
Long-term debt	401,506	393,825	432,251	441,902
Derivative instruments	20,788	20,788	22,904	22,904
Accrued interest payable	7,441	7,441	8,583	8,583

The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation (the “Company”) and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners, LLC (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management Inc. (“IAM”), and IBERIA CDE, LLC, as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

The Company offers commercial and retail banking products and services to customers in locations in six states through IBERIABANK. The Company also operates mortgage production offices in 12 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management and trust services for commercial and private banking clients. CDE is utilized to purchase tax credits.

EXECUTIVE OVERVIEW

During 2010, the Company had solid growth in its balance sheet, both organically and through acquisitions, and continued growth in most core earnings drivers. The Company fortified its capital position, enhanced its liquidity, expanded its customer base, created a new noninterest income channel through its capital markets group, and expanded its wealth management business. In addition, the Company successfully integrated and converted its recent Florida acquisitions to IBERIABANK’s processes and systems.

During the first three months of 2011, the Company continued to position itself for future growth by fortifying its balance sheet and improving its overall capital position.

Balance Sheet Position and Results of Operations

The Company’s income available to common shareholders for the first quarter of 2011 totaled $14.6 million, or $0.54 per common share on a diluted basis, a 12.6% increase compared to the $13.0 million earned during the first quarter of 2010. On a per share basis, this represents an 8.1% decrease from the $0.59 per diluted share earned in the first quarter of 2010. The decrease in per share earnings was primarily a result of the additional shares issued as part of the Company’s common stock issuance in March 2010. Key components of the Company’s 2011 performance are summarized below.

•

Total assets at March 31, 2011 were $9.9 billion, down $81.3 million, or 0.8%, from $10.0 billion at December 31, 2010. The decrease was primarily the result of a $31.2 million decrease in mortgage loans held for sale, as well as a $37.9 million decrease in the Company’s FDIC loss share receivable.

•

Total loans at March 31, 2011 were $6.1 billion, an increase of $86.3 million, or 1.4%, from $6.0 billion at December 31, 2010. Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank, Orion Bank, Century Bank, and Sterling Bank acquisitions, which are covered by loss share agreements with the FDIC, are significantly different from those assets not covered under loss share agreements. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” Loan growth during the first three months of 2011 was driven by an increase in non-covered loans. Total non-covered loans increased $149.5 million, or 3.4%, during 2011. Covered loans decreased $63.2 million, or 4.0%, from December 31, 2010, as loans were paid down or charged off and submitted for reimbursement.

•

Total customer deposits decreased $56.1 million, or 0.7%, from December 31, 2010. The decrease was primarily the result of a decrease in certificates of deposits of $240.5 million. Offsetting this decrease was an increase in noninterest-bearing deposits of $62.3 million, or 7.1%. Excluding certificates of deposit, interest-bearing deposits increased $122.2 million during the first quarter of 2011. Although deposit competition remained intense through the first quarter of 2011, the Company continued to generate strong organic growth across its many deposit products. Organic deposit growth was driven by growth in the Company’s Houston and Lafayette markets.

•

Shareholders’ equity increased $10.3 million, or 0.8%, to $1.3 billion at March 31, 2011. The increase is the result of net income of $14.6 million and other comprehensive income of $2.9 million, offset partially by $9.2 million in dividends paid on the Company’s common stock during the first quarter of 2011.

•

Net interest income increased $9.5 million, or 13.8%, for the three months ended March 31, 2011 compared to the same period of 2010. This increase is largely attributable to a $7.7 million decrease in interest expense as the Company continues to pay down its long-term debt using available funds. Net interest income was also positively affected by a $300.5 million increase in average net earning assets. The Company’s net interest margin ratio on a tax-equivalent basis increased 39 basis points to 3.55% at March 31, 2011 from 3.16% at March 31, 2010 due to changes in the volume and mix of the Company’s assets and liabilities. Net interest margin was positively affected by a 37 basis point decrease in the cost of interest-bearing liabilities.

•

Noninterest income decreased 0.2% during the first quarter of 2011 when compared to the same period of 2010. The decrease was primarily driven by $3.8 million in gains from the Company’s acquisitions recorded in 2010. Offsetting the decrease in acquisition gains were increases of $1.5 million in gains on the sale of loans, primarily from IMC, and broker commissions of $1.4 million.

•

Noninterest expense increased $14.7 million, or 22.0%, for the first quarter of 2011 when compared to the same period of 2010. The increase was attributed to higher salaries and employee benefits, as well as increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint. In addition to personnel and other costs related to the expanding size of the Company, noninterest expenses were driven higher in 2011 with credit and other loan related expenses.

•

The Company recorded a provision for loan losses of $5.5 million during the first quarter of 2011, compared to a provision of $13.2 million in the first quarter of 2010. The provision was primarily the result of loan growth and a decrease in asset quality from December 31, 2010, as the Company had a net recovery of $0.8 million during the first three months of 2011. As of March 31, 2011, the allowance for loan losses as a percent of total loans was 2.44%, compared to 2.26% at December 31, 2010.

•	In March 2011, the Company declared a quarterly cash dividend of $0.34 per common share, consistent with all four quarterly dividends in 2010.

The Company’s focus is that of a high performing institution. Management believes that improvement in core earnings drives shareholder value and has adopted a mission statement that is designed to provide guidance for management, our associates and Board of Directors regarding the sense of purpose and direction of the Company. We are very shareholder and client focused, expect high performance from our associates, believe in a strong sense of community and strive to make the Company a great place to work.

During 2011, the Company continued to execute its business model successfully, as the Company experienced solid organic loan growth during the year, despite the challenges the entire industry continues to face. The Company remains well positioned for future growth opportunities, as evidenced by abundant liquidity, core funding, and capitalization levels.

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $9.1 billion during the quarter ended March 31, 2011, a decrease of $359.4 million, or 3.8%, from the year ended December 31, 2010, but an increase of $110.1 million, or 1.2%, from March 31, 2010. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The loan portfolio increased $86.3 million, or 1.4%, to $6.1 billion at March 31, 2011, compared to $6.0 billion at December 31, 2010. The increase was driven by non-covered loan growth of $149.5 million during the first three months of 2011. Organic growth was tempered by a decrease in loans covered by loss share agreements of $63.2 million, or 4.0%.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding:

NON-COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands) Non-covered Loans	March 31, 2011	December 31, 2010

Residential mortgage loans:

Residential 1-4 family	$329,564	$355,164
Construction/ Owner-occupied	14,742	14,822

Total residential mortgage loans	344,306	369,986

Commercial loans:
Real estate	1,842,777	1,781,758
Business	1,412,549	1,341,338

Total commercial loans	3,255,326	3,123,096

Consumer loans:
Indirect automobile	247,234	255,322
Home equity	608,129	555,749
Other	147,040	148,432

Total consumer loans	1,002,403	959,503

Total non-covered loans receivable	$4,602,035	$4,452,585

Covered Loans

The carrying amount of the covered loans at March 31, 2011 consisted of loans accounted for in accordance with ASC Topic 310-30 and loans not subject to ASC Topic 310-30 as detailed in the following table.

COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands)
Covered Loans	ASC 310-30 Loans	Non- ASC 310-30 Loans	Total Covered Loans

Residential mortgage loans:
Residential 1-4 family	$48,268	$198,337	$246,605
Construction/ Owner-occupied	—	—	—

Total residential mortgage loans	48,268	198,337	246,605

Commercial loans:
Real estate	164,780	672,257	837,037
Business	5,766	154,327	160,093

Total commercial loans	170,546	826,584	997,130

Consumer loans:
Indirect automobile	—	—	—
Home equity	57,053	213,468	270,521
Other	935	4,365	5,299

Total consumer loans	57,988	217,833	275,820

Total covered loans receivable	$276,802	$1,241,753	$1,519,555

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than residential 1-4 family loans. Total commercial loans increased $89.5 million, or 2.1% during the first quarter of 2011, with $132.2 million from non-covered IBERIABANK loans. Covered commercial loans decreased $42.7 million, or 4.1%. The Company’s focus on growing its commercial loan portfolio continued in 2011 as commercial loans as a percentage of total loans increased to almost 70% of the total loan portfolio at March 31, 2011.

The Company has increased its investment in commercial real estate loans $32.7 million during the first quarter of 2011. Non-covered commercial real estate loans increased $61.0 million, or 3.4%, with the Lafayette, LA, Baton Rouge, LA, Memphis, TN, and Houston, TX

markets experiencing the largest growth in their commercial loan portfolios. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80%. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of March 31, 2011, the Company’s commercial business loans totaled $1.6 billion, or 25.7% of the Company’s total loan portfolio. This represents a $56.8 million, or 3.7%, increase from December 31, 2010. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be structured as term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

On a market basis, growth in the non-covered portfolio was due primarily to IBERIABANK’s newer markets, as the Mobile, Alabama market grew its loan portfolio $14.2 million, or 18.1%. IBERIABANK’s Houston, Texas market increased its loan portfolio 16.1%, or $32.3 million, in 2011. In IBERIABANK’s more mature markets, Baton Rouge, Louisiana commercial loan growth of $27.8 million, or 8.5%, and Lafayette, Louisiana’s growth of $15.0 million, or 2.6%, also contributed to the overall commercial loan portfolio increase. Offsetting these increases were decreases in the New Orleans, Louisiana and Northeast Arkansas markets, which were due primarily to loan payments.

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation which permit their sale in the secondary market. Larger mortgage loans of private banking clients and prospects are generally retained to enhance relationships, and also due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan to value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company also releases the servicing of these loans upon sale. Total residential mortgage loans decreased $40.5 million, or 6.4%, compared to December 31, 2010. Of the total mortgage loan decrease from December 31, 2010, $25.7 million, or 63.5%, was a result of a decrease in non-covered mortgage loans, as loans were paid down and new mortgage loan originations slowed.

Consumer Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At March 31, 2011, $1.3 billion, or 20.9%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $1.2 billion, or 20.6% at the end of 2010. The $37.2 million increase in total consumer loans compared to December 31, 2010 was driven by home equity loan growth of $43.8 million, offset by decreases in the Company’s indirect automobile and credit card portfolios. Consumer loan growth in the Company’s non-covered loan portfolio was impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

Consistent with December 31, 2010, home equity loans comprised the largest component of the Company’s consumer loan portfolio at March 31, 2011. The balance of home equity loans increased $43.8 million, or 5.2%, from $834.8 million at December 31, 2010 to $878.7 million at March 31, 2011. Non-covered IBERIABANK home equity loans increased $52.4 million, or 9.4%, during the first three months of 2011.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans and forward applications to Company personnel for approval or denial. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. The balance of indirect automobile loans decreased $8.1 million during the first quarter of 2011, from $255.3 million at December 31, 2010 to $247.2 million at March 31, 2011, as the Company retained its focus on prime or low risk paper. The indirect portfolio remained steady at 4% of the total loan portfolio.

The remainder of the consumer loan portfolio at March 31, 2011 was composed of direct automobile loans, credit card loans and other consumer loans, and comprised 2.5% of the overall loan portfolio. At March 31, 2011, the Company’s direct automobile loans totaled $31.7 million, a $0.4 million increase over December 31, 2010. The Company’s credit card loans totaled $41.4 million, a 6.0% decrease from December 31, 2010, and the Company’s other personal consumer loans amounted to $79.2 million, a 4.9% increase from December 31, 2010.

Mortgage Loans Held for Sale

Loans held for sale decreased $31.2 million, or 37.2%, to $52.7 million at March 31, 2011, compared to $83.9 million at December 31, 2010. The decrease in the balance during the first three months of 2011 was a result of slower origination during the first quarter of 2011. The Company originated $287.4 million in mortgage loans during the first quarter of 2011, compared to $516.1 million during the fourth quarter of 2010. Sales of mortgage loans totaled $318.6 million during the first quarter of 2011, a 47.2% decrease from the fourth quarter of 2010. The first quarter of the year has traditionally been a slower period for the Company’s mortgage origination business.

Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At March 31, 2011, the Company has $2.6 million in loans that have recourse conditions for which a buyer has notified the Company of potential recourse action. The Company has recorded a reserve of $0.8 million for the potential repurchase at March 31, 2011. During the first quarter of 2011, an insignificant number of loans were returned to the Company.

Asset Quality

Over time, the Company’s loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is the potential for a higher level of return for investors, but also the potential for higher charge-off and nonperforming levels. As a result, in previous years management has tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewritten the loan policy and developed an internal loan review function to address the changing risk of the Company’s loan portfolio. As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Despite declines in asset quality in portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Management also believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. Deterioration in asset quality during 2011 was primarily attributable to a limited number of larger isolated credits and not a significant shift in overall portfolio quality and this impact is described in the “Covered Loans” section below. Consistent with prior years, the Company’s purchase and assumption of assets and liabilities of CSB, Orion, Century, and Sterling significantly impacted overall asset quality. Management seeks to recognize and disclose significant problem loans quickly and take prompt action to address material weaknesses in those credits. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when they are 90 days or more past due, unless in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current year is deducted from interest income. Prior year interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition or at estimated fair value less estimated costs to sell, whichever is less.

Under generally accepted accounting principles, the Company is required to account for certain loan modifications or restructurings as “troubled debt restructurings”. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans.

Nonperforming Assets

The Company defines nonperforming assets as nonaccrual loans, accruing loans more than 90 days past due, and OREO and foreclosed property.

Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at March 31, 2011 or December 31, 2010, as the loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements totaled $77.5 million at March 31, 2011, an increase of $8.1 million, or 11.7%, from December 31, 2010. The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days, as of the dates indicated.

NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(dollars in thousands)	March 31, 2011	December 31, 2010

Nonaccrual loans:
Commercial, financial and agricultural	$45,798	$35,457
Mortgage	6,207	5,917
Loans to individuals	8,029	8,122

Total nonaccrual loans	60,034	49,496

Accruing loans 90 days or more past due	454	1,455

Total nonperforming loans (1)	60,488	50,951

Foreclosed property	17,056	18,496

Total nonperforming assets (1)	77,544	69,447

Troubled debt restructurings in compliance with modified terms(2)	56	14,968

Total nonperforming assets and troubled debt restructurings (1)	$77,600	$84,415

Nonperforming loans to total loans (1)(3)	1.31%	1.14%
Nonperforming assets to total assets (1)(3)	1.01%	0.91%
Nonperforming assets and troubled debt restructurings to total assets (1)(3)	1.01%	1.10%
Allowance for loan losses to nonperforming loans(3)(4)	110.46%	122.59%
Allowance for loan losses to total loans(4)	1.45%	1.40%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	Troubled debt restructurings for March 31, 2011 and December 31, 2010 do not include $23,523,000 and $2,504,000 in troubled debt restructurings included in total nonaccrual loans above.
(3)	Total loans and total assets exclude loans and assets covered by FDIC loss share agreements discussed below.
(4)	The allowance for loan losses excludes the portion of the allowance related to covered loans discussed below.

Nonperforming loans were 1.31% of total non-covered loans at March 31, 2011, 17 basis points higher than at December 31, 2010. If covered loans meeting nonperforming criteria are included, nonperforming loans would have been 12.32% of total loans before discounts (i.e., based on the contractual unpaid principal balance) at March 31, 2011, and 14.40% at December 31, 2010. The allowance for loan losses as a percentage of nonperforming loans was 110.46% at March 31, 2011 and 122.59% at December 31, 2010. Including covered assets, the allowance coverage of total loans before application of covered loan discounts would have been 2.19% at March 31, 2011 and 2.02% at December 31, 2010.

The increase in nonperforming assets from December 31, 2010 was primarily a result of additional nonaccrual loans at March 31, 2011, as these nonaccrual loans increased $10.5 million, or 21.3%. The increase can be attributable to the placement of troubled debt restructurings at December 31, 2010 on nonaccrual during 2011. Offsetting this increase was a decrease of $1.0 million, or 68.8%, in accruing loan balances greater than 90 days past due and a $1.4 million, or 7.8%, decrease in foreclosed properties.

The nonaccrual loan increase was primarily the result of six credits which totaled $13.7 million at December 31, 2010. The six credits were put on nonaccrual status during the first quarter of 2011 based on their payment history. These credits have been reviewed for impairment and had specific reserves on their outstanding balance at March 31, 2011 to cover probable losses. The increase in nonaccrual loans was primarily from these isolated credits and did not reflect a significant decline in overall portfolio quality.

Nonperforming asset balances as a percentage of total assets have remained at a relatively low level. Total nonperforming assets were 1.01% of non-covered assets at March 31, 2011, ten basis points above December 31, 2010. In response to both loan growth and a slight decline in asset quality during the first quarter of 2011, the Company increased its reserve for loan losses, which in turn increased the reserve coverage of total non-covered loans to 1.45% at March 31, 2011, five basis points above December 31, 2010.

Loans defined as troubled debt restructurings (“TDRs”) not included in nonperforming assets decreased to $0.1 million at March 31, 2011 and consisted of only one credit. Total TDRs not covered by loss share agreements totaled $23.5 million at March 31, 2011, $6.1 million, or 35.0%, higher than December 31, 2010. Three credits totaling $5.8 million accounted for almost the entire increase in balance from year-end.

Management continually monitors loans and transfers loans to nonaccrual status when warranted. The Company had net recoveries of $0.8 million, or 0.05% of average loans, during the three months ended March 31, 2011, primarily the result of one large recovery. Net charge-offs on non-covered loans during the first quarter of 2010 were $5.1 million, or 0.36%.

At March 31, 2011, excluding loans covered by the FDIC loss share agreements, the Company had $103.6 million of assets classified as substandard, $1.1 million of assets classified as doubtful, and no assets classified as loss. At such date, the aggregate of the Company’s classified assets amounted to 1.05% of total assets, 1.71% of total loans, and 2.28% of non-covered loans. At December 31, 2010, the aggregate of the Company’s classified assets, $105.8 million, amounted to 1.05% of total assets, 1.75% of total loans, and 2.37% of non-covered loans. Thirteen relationships accounted for 61.0% of total substandard loans. A reserve for loan losses has been recorded for all substandard loans at March 31, 2011 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $79.0 million of loans classified special mention at March 31, 2011, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming.

Past Due Loans

Past due status is based on the contractual terms of loans. At March 31, 2011, loans past due 30 days or more excluding covered loans were 1.65% of total loans, an increase of 21 basis points from December 31, 2010. Including covered loans, loans past due 30 days or more would have been 13.93% of total loans before discount adjustments at March 31, 2011 and 14.54% at December 31, 2010. Past due loans are presented in the following table.

PAST DUE NON-COVERED LOANS TO TOTAL NON-COVERED LOANS

	March 31, 2011	December 31, 2010
IBERIABANK Corporation
(Excluding FDIC Covered Loans)
30+ days past due	0.35%	0.33%
Non-accrual loans	1.30%	1.11%

Total past due loans	1.65%	1.44%

IBERIABANK past due non-covered loans (including nonaccrual loans) increased $12.1 million, or 18.8%, from December 31, 2010 and was the result of the larger commercial nonaccrual credits mentioned previously. Accruing loans past due decreased $1.0 million, or 68.8%, from December 31, 2010.

Covered Loans

The loans and foreclosed real estate that were acquired in the CSB, Orion, Century, and Sterling acquisitions in 2009 and 2010 are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK significant loss protection. As a result of the loss protection provided by the FDIC, the risk of loss on the acquired loans and foreclosed real estate is significantly different from those assets not covered under the loss share agreements.

At their acquisition dates, covered assets were recorded at their fair value, which included an estimate of credit losses. The Company estimated the fair value of the total acquired loan portfolios by segregating the total portfolio into loan pools with similar characteristics, which included loan performance at the time of acquisition, loan type based on regulatory reporting guidelines, the nature of collateral, interest rate type, and loan payment type. Covered assets were segregated by pools with evidence of credit deterioration and pools considered to be performing at the time of acquisition. From these pools, the Company used certain loan information, including outstanding principal balance, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool. Each loan pool was then recorded at fair value based on the Company’s estimate of cash flows expected to be collected on each loan pool sharing common risk characteristics.

Although covered loans are not included in the Company’s nonperforming assets, in accordance with bank regulatory reporting standards, both acquired loans considered impaired at the time of acquisition and those performing at the time of acquisition that meet the Company’s definition of a nonperforming loan at each balance sheet date are discussed below. Included in the discussion are all covered loans that are contractually past due based on the number of days past due. Certain measures of the asset quality of covered loans are discussed below. Loan balances are reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. Because of the loss share agreements, balances discussed below are for general comparative purposes only and do not represent the Company’s risk of loss on covered assets. Because these assets are covered by the loss share agreements with the FDIC, at least 80% of incurred losses are reimbursable from the FDIC.

Total covered loans past due at March 31, 2011 totaled $860.9 million before discounts, a decrease of $55.5 million, or 6.1%, from December 31, 2010. Of the $55.5 million decrease, loans past due 30 to 89 days decreased $6.1 million, or 6.3%, while nonperforming loans (defined as accruing loans greater than 90 days past due and nonaccrual loans) decreased $49.3 million. The decrease in nonperforming loans was a result of a decrease of $22.8 million, or 44.2%, in accruing loans past due 90 or more days and a decrease of $26.5 million, or 3.5%, in nonaccrual loans. Past due loans included $740.2 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $120.7 million in accruing loans past due. Of the $120.7 million in accruing loans past due, $91.9 million, or 76.1%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

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

Reserves are determined for each impaired commercial loan based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate considers all available evidence including the present value of the expected future cash flows and the fair value of collateral less disposal costs. Loans for which impaired reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.

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

Acquired loans follow the reserve standard set in ASC Topic No. 310-30. At acquisition, the Company reviews each loan or loan pool to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the book value of the loan, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at the present value of their estimated realizable cash flow. As a result, acquired loans subject to ASC Topic No. 310-30 are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in the CSB, Orion, Century, and Sterling acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses are reflected as a provision for loan losses. Because acquired impaired loans follow the reserve standard set in ASC Topic No. 310-30, and acquired performing loans follow the same standard by analogy, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan pool and compares the total expected cash flow of the loan pools to the book value of the loan pools. If the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the FDIC loss share receivable. During the quarter ended March 31, 2011, the Company recorded an allowance for loan losses of $8.6 million to reserve for the portion of probable losses arising in the covered loan portfolio after the respective acquisition dates. Because the Company has addressed deterioration in the covered loan portfolio on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses is adequate at March 31, 2011 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following tables set forth the activity in the Company’s allowance for loan losses during the periods indicated.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Balance, beginning of period	$136,100	$55,768
Provision charged (reversed) to operations	5,471	13,201
Provision recorded through the FDIC loss share receivable	6,784	—

Charge-offs:
Commercial, financial and agricultural	880	4,275
Mortgage	80	111
Loans to individuals	2,334	2,423

Total charge-offs	3,294	6,809

Recoveries:
Commercial, financial and agricultural	3,355	1,101
Mortgage	55	9
Loans to individuals	648	605

Total recoveries	4,058	1,715

Net charge-offs (recoveries)	(764)	5,094

Balance, end of period	$149,119	$63,875

Allowance for loan losses to nonperforming assets (1) (2)	86.2%	87.0%
Allowance for loan losses to total loans at end of period(2)	1.45%	1.53%
Net charge-offs (recoveries) to average loans	(0.05)%	0.36%

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include the allowance allocated to covered assets.

(dollars in thousands)	March 31, 2011
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$73,640	$62,460	$136,100
Provision for loan losses before benefit attributable to FDIC loss share agreements	8,554	3,701	12,255

Benefit attributable to FDIC loss share agreements	(6,784)	—	(6,784)

Net provision for loan losses	1,770	3,701	5,471

Increase in FDIC loss share receivable	6,784	—	6,784

Loans charged-off	(218)	(3,076)	(3,294)

Recoveries	327	3,731	4,058

Balance, end of period	$82,303	$66,916	$149,119

(dollars in thousands)	March 31, 2010
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$145	$55,623	$55,768
Provision for loan losses before benefit attributable to FDIC loss share agreements	928	12,273	13,201

Benefit attributable to FDIC loss share agreements	—	—	—

Net provision for loan losses	928	12,273	13,201

Increase in FDIC loss share receivable	—	—	—

Loans charged-off	(928)	(5,881)	(6,809)

Recoveries	—	1,715	1,715

Balance, end of period	$145	$63,730	$63,875

The allowance for loan losses amounted to $149.1 million, or 2.44% of total loans, at March 31, 2011, $13.0 million higher than at December 31, 2010. The allowance as a percentage of loans was 18 basis points above the 2.26% at December 31, 2010.

The increase in the allowance was primarily related to increased reserves on the covered loan portfolio based on the Company’s estimate of expected cash flows from these portfolios at March 31, 2011. The allowance for loan losses on covered loans increased $8.7 million from December 31, 2010, or 66.5% of the total increase over December 31, 2010. Expected cash flows on certain of the Company’s acquired loan pools decreased during the first quarter of 2011, and thus a reserve was established to cover additional expected losses in these portfolios. The total increase in the allowance for covered loans based on these cash flows was recorded as a $1.8 million provision for loan losses in the Company’s consolidated statement of income for the quarter ended March 31, 2011 and a $6.8 million increase in the Company’s FDIC loss share receivable.

The allowance for loan losses on the non-covered portion of the Company’s loan portfolio increased due to a decline in asset quality and additional specific reserves on commercial credits at IBERIABANK. Excluding net charge-off activity, the Company recorded a provision of $3.7 million to reserve for loan growth and changes in asset quality during the quarter to address the increased risk of loss inherent in the Company’s legacy loan portfolio at March 31, 2011.

Because of the increase in the allowance during the first quarter of 2011, the allowance for loan losses covers nonperforming loans 1.1 times. The allowance for loan losses on non-covered loans covers total past due loans 87.5% at March 31, 2011, a decrease compared to the December 31, 2010 coverage of 97.2%. The decrease is attributable to a higher level of specific reserves on impaired loans than at December 31, 2010.

FDIC Loss Share Receivable

As part of the three FDIC-assisted acquisitions during 2009 and the Sterling acquisition during 2010, the Company recorded a $1.1 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $37.9 million, or 5.2%, during the first quarter of 2011 as the Company moved current expected reimbursements resulting from loan charge-offs to the receivable due from the FDIC, included in other assets discussed below. Offsetting the decreases due to reimbursements was a $6.8 million increase due to additional estimated losses on certain covered loan pools during the first quarter of 2011.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

(dollars in thousands)	March 31,
	2011	2010

Balance, beginning of period	$726,871	$1,034,734
Increase due to loan loss provision recorded on FDIC covered loans	6,784	—

(Amortization) Accretion	(21,913)	1,762
Submission of reimbursable losses to the FDIC	(23,848)	(64,968)
Change due to a decrease (increase) in cash flow assumptions on OREO	1,110	(3,411)

Balance, end of period	$689,004	$968,117

Investment Securities

The following table shows the carrying values of securities by category as of the dates indicated.

CARRYING VALUE OF SECURITIES

(dollars in thousands)	March 31,		December 31,
	2011		2010

Securities available for sale:
U.S. Government- sponsored enterprise obligations	$411,575	21%	$422,800	21%
Obligations of state and political subdivisions	37,651	2	40,169	2
Mortgage backed securities	1,258,156	63	1,263,869	63
Other securities	2,944	—	2,956	—

Total securities available for sale	1,710,326	86	1,729,794	86

Securities held to maturity:
U.S. Government- sponsored enterprise obligations	180,402	9	180,479	9
Obligations of state and political subdivisions	63,496	3	75,768	4
Mortgage backed securities	31,943	2	33,773	1

Total securities held to maturity	275,841	14	290,020	14

Total securities	$1,986,167	100%	$2,019,814	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio.

Investment securities decreased by $33.6 million, or 1.7%, to $2.0 billion at March 31, 2011. The decrease was due to the maturity and calls of both available for sale and held to maturity investments during the first three months of 2011.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2011. There were no transfers of securities between investment categories during the year.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, beginning of period	$1,729,794	$290,020
Purchases	92,326	2,240
Sales, net of gains	—	—
Principal maturities, prepayments and calls, net of gains	(110,064)	(16,152)
Amortization of premiums and accretion of discounts	(4,610)	(267)
Increase (Decrease) in market value	2,880	—

Balance, end of period	$1,710,326	$275,841

As a result of the Company’s analysis, no declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at March 31, 2011. At March 31, 2011, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate rate and risk return elements. Note 5 of the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate.

The balance in interest-bearing deposits at other institutions decreased $96.8 million, or 39.9%, from $242.8 million at December 31, 2010 to $146.0 million at March 31, 2011. The Company has deployed these deposits to fund loan growth and pay down its short-term and long-term debt, all in an attempt to improve the average rate earned on interest-earning assets. The decrease in the Company’s deposits is consistent with a decrease in customer deposits lost from the deposits acquired in the Florida acquisitions. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances at the dates indicated.

OTHER ASSETS COMPOSITION

(dollars in thousands)	March 31,	December 31,	Increase/(Decrease)
	2011	2010	Amount	Percent
Other Earning Assets
FHLB and FRB stock	$56,294	$57,280	$(986)	(1.7)%
Fed funds sold	2,011	9,038	(7,027)	(77.7)
Other interest-bearing assets (1)	3,172	3,358	(186)	(5.5)

Total earning assets	61,477	69,676	(8,199)	(11.8)

Other Assets
Premises and equipment	231,797	208,403	23,394	11.2
Bank-owned life insurance	73,261	72,536	725	1.0
Goodwill	234,228	234,228	—	—
Core deposit intangibles	21,806	22,975	(1,169)	(5.1)
Title plant and other intangible assets	6,722	6,722	—	—
Accrued interest receivable	33,923	34,250	(327)	(1.0)
Other real estate owned	83,186	69,218	13,968	20.2
Derivative market value	36,725	37,320	(595)	(1.6)
Receivable due from the FDIC	4,700	42,494	(37,794)	(88.9)
Investment in new market tax credit entities	111,644	112,296	(652)	(0.6)
Other	55,060	49,049	6,011	12.3

Total	$954,529	$959,167	$4,638	0.5%

(1)	Other interest-bearing assets are composed primarily of trust preferred common securities.

The $1.0 million decrease in FHLB stock is the result of $1.0 million in repurchases of stock during the first quarter of 2011. The repurchases are mandatory for eligible stock based on FHLB regulations. There were no additional FRB or FHLB stock purchases during the first quarter of 2011.

Fed funds sold decreased $7.0 million since December 31, 2010. Fed funds sold represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities.

The $0.2 million decrease in other interest-bearing assets is a result of the repayment of a portion of the Company’s trust preferred securities during the first quarter of 2011.

The $23.4 million increase in premises and equipment in the first quarter of 2011 was a result of additional capitalized expenditures at the Company’s branches during the first quarter of 2011. The investment in additional branch property is part of the Company’s growth strategy and expansion into new markets. Included in the increase from December 31, 2010 was $10.8 million in property and equipment acquired from the FDIC when the Company exercised the purchase option on the Sterling property and equipment in the first quarter of 2011.

The $0.7 million increase in the Company’s bank-owned life insurance balance was a result of earnings on existing policies during the first three months of 2011.

The $1.2 million decrease in core deposit intangibles was due to amortization expense of $1.2 million during the first quarter of 2011.

The $0.3 million decrease in accrued interest receivable from December 31, 2010 is attributable primarily to the timing of interest payments during the quarter.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $14.0 million increase in the Company’s OREO balance from December 31, 2010 was a result of the foreclosures of numerous OREO properties during the first quarter of 2011.

The increase in OREO at IBERIABANK was a result of the movement of covered properties into the portfolio during the first quarter of 2011. The increase in covered OREO balances of $15.4 million, or 30.4%, accounted for the majority of the change at IBERIABANK, as legacy IBERIABANK OREO decreased $1.4 million from December 31, 2010.

The $0.6 million decrease in the market value of the Company’s derivatives was attributable to the fair value adjustments on existing customer derivative agreements recorded during the first three months of 2011. The total decrease in fair value of existing derivatives was offset partially by the increase in fair value from additional customer derivatives from interest rate swap and CD-product derivatives.

The balance due to the Company from the FDIC in accordance with the loss share agreements decreased $37.8 million during the first quarter of 2011. The decrease in the balance was a result of the repayment from the FDIC of losses submitted at December 31, 2010. The Company’s submission of losses in the first quarter has slowed some as many loan pools have shown improvement in cash flows. The balance due from the FDIC includes the reimbursable portion of incurred losses and reimbursable expenses.

The $0.7 million decrease in the Company’s investments in new market tax credits is a result of the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation. The Company did not invest in additional new market tax credits during the first three months of 2011.

The $6.0 million increase in other assets since December 31, 2010 was primarily the result of two events. First, the Company recorded a receivable of $1.9 million for a loan recovery not received at year-end. The recovery was part of a settlement during the first quarter of 2011 on the amount owed to the Company. In addition, the Company’s current income tax receivable increased by $7.8 million during 2011 as a result of estimated tax payments made to its various income tax jurisdictions during the first three months of 2011. Offsetting these increases were decreases in the Company’s prepaid assets of $1.8 million and its computer software of $0.8 million as assets at December 31, 2010 were amortized as noninterest expense during the first three months of 2011.

There was no change in the Company’s goodwill, title plant or other intangible asset balances since December 31, 2010.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first quarter of 2011.

Deposits

During the first quarter of 2011, deposits decreased $56.1 million, or 0.7%, totaling $7.9 billion at March 31, 2011, as total interest-bearing deposits decreased $118.3 million, or 1.7%, from December 31, 2010. The decrease was driven by a $240.5 million decrease in time deposits, as certificates of deposits matured and were not renewed due to continued rate reductions. Offsetting the decrease in certificates of deposit were increases in interest-bearing transaction accounts of $122.2 million, or 2.9%. Noninterest-bearing deposits also increased during the first three months of 2011, as total noninterest-bearing deposits rose $62.3 million, or 7.1%.

The following tables set forth the composition of the Company’s deposits at the dates indicated.

DEPOSIT COMPOSITION

(dollars in thousands)	March 31,		December 31,		Increase/(Decrease)
	2011		2010		Amount	Percent
Noninterest-bearing DDA	$941,021	12%	$878,768	11%	$62,253	7.1%
NOW accounts	1,395,172	18	1,281,825	16	113,347	8.8
Savings and money market	2,918,924	37	2,910,114	37	8,810	0.3
Certificates of deposit	2,603,918	33	2,844,399	36	(240,481)	(8.5)

Total deposits	$7,859,035	100%	$7,915,106	100%	$(56,071)	(0.7)%

From a market perspective, deposit growth was seen primarily in IBERIABANK’s newer Houston, Texas market, as well as the Lafayette, Louisiana market. Houston experienced growth of $18.6 million, 14.3% growth from December 31, 2010 deposit levels. The Lafayette, Louisiana market contributed deposit growth of $79.6 million, or 6.4%. Market growth was offset by deposit runoff in the Southeast Florida ($45.2 million, or 7.6%), Bradenton ($15.7 million, or 6.7%), and Fort Myers, Florida ($13.6 million, or 7.5%) markets, as well as the Northeast Arkansas market ($15.8 million, or 3.2%).

Short-term Borrowings

The Company may obtain advances from the FHLB of Dallas based upon the common stock it owns in the FHLB of Dallas and certain of its real estate loans and investment securities, provided certain standards related to the Company’s creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

Total short-term borrowings decreased $4.8 million, or 2.2%, to $215.5 million at March 31, 2011 compared to $220.3 million at December 31, 2010. The decrease in borrowings was a result of a decrease in the Company’s securities sold under agreements to repurchase. There were no short-term FHLB advances outstanding at March 31, 2011 and December 31, 2010. Total short-term debt was 2.5% of total liabilities and 34.9% of total borrowings at March 31, 2011, which compares favorably to 2.5% and 33.8%, respectively, at December 31, 2010.

On an average basis, short-term borrowings during the first quarter of 2011 were $216.5 million, compared to $236.4 million at December 31, 2010. The decrease can be attributed to FHLB advances, as the Company had no short-term advances outstanding during the first three months of 2011. The weighted average rate on short-term borrowings was 0.24% for the first three months of 2011, compared to 0.39% for the three months ended March 31, 2010.

Long-term Debt

The Company’s long-term borrowings decreased $30.7 million, or 7.1%, to $401.5 million at March 31, 2011, compared to $432.3 million at December 31, 2010. The decrease in borrowings from December 31, 2010 is a result of repayments of maturing long-term FHLB advances and $7.6 million in trust preferred securities during 2011.

During the first quarter of 2011, the Company repaid $7.6 million of trust preferred securities acquired in 2007. The Company paid $6.8 million to repay the advances, incurring $0.3 million in prepayment penalties that are included in the Company’s statement of operation for the three months ended March 31, 2011. Because of the Company prepaid the debt, the fair value discount recorded on the acquired debt was also written off, resulting in a reduction of interest expense of $1.0 million during the three months ended March 31, 2011.

On average, the Company’s long-term debt decreased $18.7 million, or 4.3%, during the first quarter of 2011. Average long-term debt was 4.8% of total liabilities at March 31, 2011, consistent with the quarterly average at December 31, 2010. On a period-end basis, long-term debt was 4.7%% of total liabilities at March 31, 2011.

The Company’s long-term borrowings at March 31, 2011 included $245.6 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The Company’s remaining debt consists of $103.6 million of junior subordinated deferrable interest debentures of the Company and $52.3 million in notes payable on investments in the Company’s new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. During the first quarter of 2011, the Company did not issue additional trust preferred securities. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

SHAREHOLDERS’ EQUITY

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2011, shareholders’ equity totaled $1.3 billion, an increase of $10.3 million, or 0.8%, compared to $1.3 billion at December 31, 2010. The following table details the changes in shareholders’ equity during the first three months of 2011.

CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)	Amount
Balance, beginning of period	$1,303,457
Net income	14,647
Reissuance of treasury stock under management incentive plans, net of shares surrendered	(201)
Cash dividends declared- common stock	(9,175)
Increase in other comprehensive income	2,861
Share-based compensation cost	2,135

Balance, end of period	$1,313,724

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.1% of total shares outstanding. As of March 31, 2011, the Company had 149,029 shares remaining for repurchase under the plan.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first quarter of 2011, the Company did not repurchase any shares of its common stock on the open market.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At March 31, 2011, the Company exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratio of 11.65%, a Tier 1 risk-based capital ratio of 18.25% and a total risk-based capital ratio of 19.51%.

At March 31, 2011, IBERIABANK also exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratio of 9.05%, Tier 1 risk-based capital ratio of 14.24% and total risk-based capital ratio of 15.50%, respectively.

Throughout the first quarter of 2011, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following graph and table.

			At March 31, 2011
(dollars in thousands)	Entity	“Well- Capitalized” Minimums	Actual	Excess Capital

Ratio
Tier 1 Leverage Ratio	Consolidated	5.00%	11.65%	$647,248
	IBERIABANK	5.00	9.05	392,037

Tier 1 risk-based capital ratio	Consolidated	6.00	18.25	761,139
	IBERIABANK	6.00	14.24	506,923

Total risk-based capital ratio	Consolidated	10.00	19.51	591,181
	IBERIABANK	10.00	15.50	338,607

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the first quarter of 2011 of $14.6 million, compared to $13.0 million earned during the first quarter of 2010, an increase of $1.6 million, or 12.6%. Earnings per share (“EPS”) on a diluted basis were $0.54 for the first quarter of 2011, representing an 8.1% decrease from the $0.59 earned for the first quarter of 2010. During the first quarter of 2011, net interest income increased $9.5 million, or 13.8%, as interest income increased $1.8 million, or 1.9%, and interest expense decreased $7.7 million, or 27.2%. Income available to common shareholders was also positively impacted by a $7.7 million decrease in the Company’s provision for loan losses, but was negatively impacted by a $14.7 million increase in noninterest expenses. The $2.5 million increase in income before income taxes increased income tax expense $0.8 million from the first quarter of 2011.

The following discussion provides additional information on the Company’s operating results for the three months ended March 31, 2011, compared to the same three-month period ended March 31, 2010 by significant income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.37% during the first quarter of 2011 and 2.97%, during the first quarter of 2010. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.55% and 3.16%, during the three months ended March 31, 2011 and 2010, respectively.

Net interest income increased $9.5 million, or 13.8%, during the three months ended March 31, 2011 to $78.7 million from $69.2 million during the three months ended March 31, 2010. The improvement in net interest income was the result of a $110.1 million increase in average earning assets and a three basis point improvement in the average yield of interest-earning assets. The increase in yields on earning assets was driven by higher yields on the Company’s loan portfolio, but was offset by lower investment security yields and a higher amortization of the Company’s FDIC loss share receivable (that resulted in a negative yield).

Average loans made up 66.6% of average earning assets during the three months ended March 31, 2011 and 63.9% for the same three-month period in 2010. Average loans increased $311.2 million, or 5.4%, since March 31, 2010, and was the result of loan growth in the Company’s non-covered loan portfolio. Average investment securities made up 22.1% of average earning assets at March 31, 2011 compared to 17.2% at March 31, 2010. Other significant components of earning assets during the three months ended March 31, 2011 included the Company’s FDIC loss share receivable (7.8% of average earning assets) and excess liquidity (2.4% of earning assets on average), defined as fed funds sold and interest-bearing cash. During the three months ended March 31, 2010, the Company’s FDIC loss share receivable and excess liquidity was 17.7% of average earning assets.

Average interest-bearing deposits made up 91.7% of average interest-bearing liabilities during the first quarter of 2011 compared to 88.0% during the first quarter of 2010. Average short- and long-term borrowings made up 2.8% and 5.5% of average interest-bearing liabilities during the three months ended March 31, 2011, respectively, compared to 2.6% and 9.4% during the three months ended March 31, 2010.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in nonearning assets. Tax equivalent (TE) yields are calculated using a marginal tax rate of 35%.

AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended March 31,
	2011			2010
(dollars in thousands)			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Loans receivable:
Mortgage loans	$610,556	$11,430	7.49%	$992,595	$14,326	5.78%
Commercial loans (TE)	4,183,035	70,750	6.79	3,697,692	51,340	5.69
Consumer and other loans	1,258,251	25,531	8.23	1,050,308	16,813	6.49

Total loans	6,051,842	107,711	7.16	5,740,595	82,479	5.85

Loans held for sale	47,883	858	7.17	50,810	596	4.69
Investment securities (TE)	2,006,499	12,358	2.56	1,540,819	12,451	3.39
FDIC loss share receivable	708,809	(21,913)	-12.37	1,033,377	1,762	0.68
Other earning assets	276,945	420	0.62	616,242	332	0.22

Total earning assets	9,091,978	99,434	4.47	8,981,843	97,620	4.44

Allowance for loan losses	(135,525)			(54,885)
Nonearning assets	1,049,161			949,303

Total assets	$10,005,614			$9,876,261

Interest-bearing liabilities:
Deposits:
NOW accounts	$1,338,437	$1,909	0.58%	$1,396,948	$2,596	0.75%
Savings and money market accounts	2,922,483	5,603	0.78	2,401,806	9,748	1.65
Certificates of deposit	2,731,308	11,424	1.70	3,079,585	10,711	1.41

Total interest-bearing deposits	6,992,228	18,936	1.10	6,878,339	23,055	1.36

Short-term borrowings	216,494	128	0.24	201,420	194	0.39
Long-term debt	417,083	1,622	1.56	736,458	5,165	2.81

Total interest-bearing liabilities	7,625,805	20,686	1.10	7,816,217	28,414	1.47

Noninterest-bearing demand deposits	901,529			824,959
Noninterest-bearing liabilities	165,142			169,917

Total liabilities	8,692,476			8,811,093
Shareholders’ equity	1,313,138			1,065,168

Total liabilities and shareholders’ equity	$10,005,614			$9,876,261

Net earning assets	$1,466,173			$1,165,626
Net interest spread		$78,748	3.37%		$69,206	2.97%
Net interest income (TE) / Net interest margin (TE)		$80,195	3.55%		$71,039	3.16%

The following table displays the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities between the three-month periods ended March 31, 2011 and 2010. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times the average yield/rate for the two periods), (ii) changes attributable to rate (changes in average rate between periods times the average volume for the two periods), and (iii) total increase (decrease).

SUMMARY OF CHANGES IN NET INTEREST INCOME

	2011/2010 Change Attributable To
(dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Earning assets:
Loans receivable:
Mortgage loans	$(6,420)	$3,524	$(2,896)
Commercial loans (TE)	7,245	12,165	19,410
Consumer and other loans	3,663	5,055	8,718
Loans held for sale	(36)	298	262
Investment securities (TE)	3,131	(3,224)	(93)
FDIC loss share receivable	(382)	(23,293)	(23,675)
Other earning assets	(201)	289	88

Total net change in income on earning assets	7,000	(5,186)	1,814

Interest-bearing liabilities:
Deposits:
NOW accounts	(105)	(582)	(687)
Savings and money market accounts	1,797	(5,942)	(4,145)
Certificates of deposit	(1,299)	2,012	713
Borrowings	(1,718)	(1,891)	(3,609)

Total net change in expense on interest- bearing liabilities	(1,325)	(6,403)	(7,728)

Change in net interest spread	$8,325	$1,217	$9,542

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

For the quarter ended March 31, 2011, average earning asset volume accounted for the increase in interest income, as an average rate decrease on the FDIC loss share receivable partially offset the average balance increases. Average loan balances increased $311.2 million, or 5.4%, over March 31, 2010. The increase can be attributed to the non-covered loan growth since March 31, 2010. In addition to an increase in volume, the yield on loans increased 131 basis points during the three months ended March 31, 2011, from 5.85% during the first quarter of 2010 to 7.16% during the same three month period of 2011.

Interest income growth was tempered partially by a decrease in the yield from the Company’s FDIC loss share receivable. The amortization of the loss share receivable was $21.9 million for the three months ended March 31, 2011, which can be attributable to the related increase in expected cash flow from the covered assets. As expected cash flow on the covered loan and OREO portfolios increases, the fair value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The negative yield during the three months ended March 31, 2011 of 12.37% was well below the positive yield of 0.68% from accretion during the same period of 2010.

Average investment securities increased $461.6 million during the first quarter of 2011 when compared to the same period of 2010, as the Company purchased higher-yielding investment securities with available cash to improve earning asset yields. Despite a decrease of 83 basis points from March 31, 2010, investment securities yielded 2.56% during the three months ended March 31, 2011. The 2.56% earned on the securities was well above the yield on interest bearing cash and fed funds sold of 0.62% for the first quarter of 2011.

Driven by a decrease of 37 basis points in the rate paid on interest-bearing liabilities during the three months ended March 31, 2011, interest expense decreased $7.7 million, or 27.2%, from the three months ended March 31, 2010. The decrease in interest expense on the Company’s long-term debt was a result of a $319.4 million decrease in average long-term debt from the first three months of 2010 and a rate decrease of 125 basis points. Despite an increase of $113.9 million in average interest-bearing deposits, interest expense on the Company’s deposits decreased $4.1 million, or 17.9%, from the first three months of 2010, as the average rate paid on these deposits decreased 26 basis points to 1.10% for the first three months of 2011. Higher-yielding deposits acquired from the 2009 and 2010 Alabama and Florida acquisitions either matured or were repriced during 2010 and 2011, contributing to the basis point decrease.

Provision for Loan Losses

Management of the Company assesses the allowance for loan losses monthly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases in the allowance for loan losses are achieved through provisions for loan losses that are charged against income. Adjustments to the allowance may also result from purchase accounting associated with loans acquired.

On a consolidated basis, the Company recorded a provision for loan losses of $5.5 million for the three months ended March 31, 2011, a decrease of $7.7 million, or 58.6%, from the first quarter of 2010. The Company’s provision of $5.5 million was recorded as an additional provision on covered assets of $1.8 million to account for a change in expected cash flow on a limited number of loan pools, to record $2.0 million to cover loan growth, and to record $2.3 million to account for a net deterioration in asset quality. Offsetting these provision increases were net recoveries in the non-covered loan portfolio of $0.7 million. Excluding the provision recorded on the covered loan portfolio, the Company’s provision for loan losses for the quarter would have been $3.7 million for the first three months of 2011, or 69.8% below the provision of $12.3 million recorded for the same period of 2010.

Non-covered loans past due in the consolidated loan portfolio totaled $76.3 million at March 31, 2011, an increase of $12.1 million from December 31, 2010. Past due loans, including nonaccrual loans, were 1.65% of total loans at March 31, 2011, a 21 basis point increase from December 31, 2010.

Net recoveries were $0.8 million for the first quarter of 2011, or an annualized recovery percentage of 0.05%. The net recoveries were a result of $4.1 million in recoveries and $3.3 million in charge-offs for the first three months of 2011. Net charge-offs for the first quarter of 2010 were 0.36% of the consolidated loan portfolio, and were a result of charge-offs of $6.8 million and recoveries of $1.7 million.

The Company believes the allowance was adequate at March 31, 2011 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, increased 18 basis points from 2.26% at December 31, 2010 to 2.44% at March 31, 2011.

Excluding loans covered by the FDIC loss share agreements, the Company’s allowance was 1.45% of non-covered loans at March 31, 2011. On the same basis, the Company’s allowance at March 31, 2011 was 110.5% of total nonperforming loans. The ratios compare favorably to December 31, 2010 ratios of 1.40% of total non-covered loans and 122.6% of nonperforming loans.

Noninterest Income

The Company’s operating results included noninterest income of $28.3 million for the three months ended March 31, 2011 compared to $28.4 million for the same period in 2010. The following table illustrates the primary components of noninterest income for the periods indicated.

NONINTEREST INCOME

(dollars in thousands)	Three Months Ended March 31,		Percent Increase (Decrease)
	2011	2010

Service charges on deposit accounts	$5,512	$5,901	(6.6)%
ATM/debit card fee income	2,913	2,325	25.3
Income from bank owned life insurance	725	709	2.3
Gain on sale of loans, net	8,892	7,373	20.6
Gain (loss) on sale of assets	(111)	(65)	70.8
Gain on sale of investments, net	47	922	(94.9)
Gain on acquisitions	—	3,781	(100.0)
Title revenue	3,810	3,703	2.9
Broker commission income	2,642	1,212	117.9
Other income	3,865	2,492	55.1

Total noninterest income	$28,295	$28,353	(0.2)%

Service charges on deposit accounts decreased $0.4 million in the first quarter compared to the same period last year due primarily to a $0.4 million decrease in non-sufficient fund (“NSF”) fees. These NSF fees are lower for the current three-month period as a result of a decrease in average NSF balances when compared to the same period of 2010. Analysis and service fees from the Company’s customer base remained consistent with the comparable 2010 period.

An expanding cardholder base led to a $0.6 million increase in ATM and debit card income in the first quarter of 2011 over the comparable 2010 period.

Income earned from bank owned life insurance increased slightly during the first three months of 2011, consistent with market performance and current yields, which are slightly higher than in 2010. There were no additional policies purchased during 2011 or 2010.

Increasing volumes of mortgage loan originations and sales, fueled in part by loan refinancings, increased gains on sales of loans $1.5 million during 2011. Proceeds from mortgage loan sales during the first three months of 2011 were $327.5 million, $33.8 million higher than the same period in 2010.

A $0.1 million loss on sales of assets was recorded in 2011. The loss was primarily from the disposal of former bank property and equipment no longer in use.

Gains on sales of investments decreased $0.9 million during the first quarter of 2011 when compared to 2010, as sales volume decreased 100.0% from the first three months of 2010. There were no significant sales of investment securities during 2011. Gains were recorded on the call of $26.8 million in securities in the current quarter, compared to the sale of $33.9 million in agency and mortgage-backed securities, as well as collateralized mortgage obligations (“CMOs”), during the first quarter of 2010, with the proceeds used to invest in higher yielding securities.

The Company recorded a gain of $3.8 million during 2010 on the FDIC-assisted Orion transaction from 2009 due to additional settlement items with the FDIC. There were no acquisitions during the first three months of 2011.

As a result of an increase in title insurance activity, title income increased $0.1 million during the quarter.

Broker commissions increased $1.4 million from the first quarter of 2010 due to increased sales activity during 2011. Broker commissions during 2011 also include income from the Company’s issuance of an equity-linked CD product, which commenced in July 2010.

Other noninterest income increased $1.4 million during 2011, primarily the result of additional income from the Company’s investment in new market tax credit entities. In addition to the tax credits the Company receives, income is generated on the investment the Company has made in these entities. Other noninterest income in the 2011 first quarter was also positively impacted by additional noninterest loan income on the Company’s covered loan portfolio, higher trust department income, and higher safe deposit box income. Each of these increases can be attributed to the increased customer base in Florida and Alabama.

Noninterest Expense

The Company’s operating results for the three months ended March 31, 2011 include noninterest expenses of $81.7 million, $14.7 million above the same period in 2010. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions and product expansion have caused related increases in several components of noninterest expense.

The following table illustrates the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

(dollars in thousands)	Three Months Ended March 31,		Percent Increase (Decrease)
	2011	2010

Salaries and employee benefits	$43,629	$35,812	21.8%
Occupancy and equipment	9,113	7,593	20.0
Franchise and shares tax	981	581	68.9
Communication and delivery	2,528	2,387	5.9
Marketing and business development	2.086	1,455	43.3
Data processing	3,019	2,828	6.8
Printing, stationery and supplies	830	717	15.6
Amortization of acquisition intangibles	1,169	1,010	15.8
Professional services	3,127	3,537	(11.6)
Other expenses	15,250	11,079	37.6

Total noninterest expense	$81,732	$67,000	22.0%

Salaries and employee benefits increased $7.8 million during the first quarter of 2011. This increase was primarily a result of increased staffing due to the growth of the Company. 2011 expenses include the full impact of additional Sterling personnel, as well as personnel from the Company’s new branches. Salaries and employee benefits in 2011 also included increased share-based incentive compensation due to additional restricted stock, phantom stock, and option grants in 2010 and 2011.

Occupancy and equipment expense increased $1.5 million during the first three months of 2011 due primarily to the cost of facilities associated with the Company’s expansion. These increased costs include repairs and maintenance on branches, depreciation, utilities, rentals and property taxes.

Franchise and shares tax expense increased $0.4 million during 2011 after a decrease of $1.0 million during 2010. This increase in 2011 was due to an increase in shares tax expense as a result of a higher assessment base for the shares tax calculation for IBERIABANK. The higher assessment resulted from increased equity at IBERIABANK at the end of December 31, 2010 when compared to the previous year.

The Company’s expansion in 2010 led to an increase in communication and delivery and printing and supplies expenses. Communication and delivery expenses increased 5.9%, or $0.1 million, from the first quarter of 2010 to the same period of 2011. The increase in these expenses was a result of higher postage expenses from customer mailings. In addition, postage and courier expenses increased as a result of the increase in the Company’s number of branches and locations across multiple states. Data line and telephone expenses were also higher in 2011 as a result of the expanded Company footprint.

Data processing charges increased $0.2 million from 2010, as the size of the Company has led to higher processing volume and additional maintenance expenses.

Marketing and business development expenses increased $0.6 million during the first quarter of 2011 as a result of additional expenses associated with business development and community relations. The Company continues to aggressively market itself in its newer markets, including those in Florida, Alabama, and Texas.

The core deposit intangible assets created in the Sterling acquisition in 2010 contributed to the $0.2 million increase in amortization expense of the Company’s intangible assets in the first three months of 2011 when compared to 2010.

The $0.4 million decrease in professional services from the same period of 2010 is primarily the result of legal, audit and consulting expenses incurred as part of the Company’s Orion and Century acquisitions. Merger-related professional services were $0.9 million higher during the first quarter of 2010 when compared to the first three months of 2011.

In 2011, other noninterest expenses increased $4.2 million over the first three months of 2010. The increase is a result of a $1.6 million increase in credit and other loan-related expenses due to the expanded size of the loan portfolio and the number of loans with noted credit issues. The increase in credit-related expenses stems primarily from the Company’s covered loan portfolio. The credit quality issues inherent in the portfolio covered by loss share agreements with the FDIC drove appraisal and inspection, collections, and credit bureau expenses higher in 2011.

Net costs of OREO properties also increased $1.1 million, as write-downs taken on OREO properties increased $0.6 million and gains on the sale of OREO properties decreased $0.4 million from the comparable 2010 period.

Outsourced operations increased $0.4 million at the Company’s wealth management subsidiary as operating activities increased in the latter part of 2010 and into 2011.

Income Taxes

For the quarters ended March 31, 2011 and 2010, the Company incurred income tax expense of $5.2 million and $4.4 million, respectively. The Company’s effective tax rate was 26.2% and 25.1% during the first three months of 2011 and 2010, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits taken.

The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods, but is also a result of the Company’s different state statutory rates. The increase in the effective tax rate for the quarter ended March 31, 2011 was a result of the income attributable to states subject to state income tax, primarily Alabama, Florida, and Arkansas. As the Company expands its operations in these states, the Company will be subject to higher state income tax expense for income generated in those states. The Company’s consolidated effective tax rate was positively impacted in the current year by the Company’s Lenders Title and ICP subsidiaries, as well as the holding company, as these entities all had income tax benefits during the first quarter of 2011 from net losses for the quarter.

LIQUIDITY

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2011 totaled $1.9 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash outflows totaled $47.3 million for the three months ended March 31, 2011, a decrease of $860.1 million from net cash inflow of $812.8 million for the three months ended March 31, 2010.

The following table summarizes the Company’s cash flows for the periods indicated.

CASH FLOW ACTIVITY BY TYPE

(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Cash flow provided by operations	$51,884	$45,677
Cash flow provided by (used in) investing activities	(1,201)	103,753
Cash flow provided by (used in) financing activities	(97,943)	663,391

Net (decrease) increase in cash and cash equivalents	$(47,260)	$812,821

The Company had operating cash inflow of $51.9 million during the three months ended March 31, 2011, $6.2 million higher than in the same period of 2010. Operating cash flow was also positively affected by a $40.0 million increase in net cash inflow from mortgage loans held for sale during the first three months of 2011. Operating cash flow in 2010 was positively affected by an increase in accrued expenses from the prior year.

Cash flow from investing activities decreased $105.0 million during the three months ended March 31, 2011 when compared to the same period of 2010, primarily due to an increase in premises and equipment purchases. The increase is attributable to the purchase of the former Sterling assets during the first quarter of 2011, as well as additional capitalized expenditures on the Company’s existing branches. Operating cash flow in 2011 was also negatively affected by a decrease of $32.4 million in proceeds received on the sale, maturity, and calls of investment securities from the prior year. During 2011, the Company also experienced strong loan growth that contributed to the net outflow of cash during the quarter. Offsetting the increase in investing cash outflows from the first three months of 2010 was a $19.7 million increase in reimbursements from the FDIC on recoverable covered asset losses in the current year.

Net financing cash flows decreased $761.3 million during the three month ended March 31, 2011 when compared to 2010, primarily due to a decrease in cash from customer deposits of $460.7 million. The decrease in customer deposits during 2011 was primarily the result of the maturities of higher-priced certificates of deposit that were not renewed. These deposits were located primarily in the Company’s Florida markets and were acquired in the 2009 and 2010 Florida acquisitions. Financing cash flow for the first three months of 2010 was also positively impacted by the issuance of $329.0 million in common stock.

Despite a decrease in total cash and cash equivalents from December 31, 2010, the Company believes it has adequate liquidity to fund ongoing operations. The decrease in cash and cash equivalents is a strategic move by the Company to invest available funds in higher yielding investment vehicles, namely investment securities and loans, and pay down short- and long-term debt when it is advantageous. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company working capital.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2011, the Company had $245.6 million of outstanding advances from the FHLB of Dallas. Additional advances available at March 31, 2011 from the FHLB amounted to $1.2 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $115.0 million in the form of federal funds and other lines of credit. At March 31, 2011, there was no balance outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. The Company has been able to generate sufficient cash through its deposits, as well as borrowings, and anticipates it will continue to have sufficient funds to meet its ongoing liquidity requirements.

ASSET/ LIABILITY MANAGEMENT AND MARKET RISK

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Senior Management Planning Committee. The Senior Management Planning Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and interest rates. In connection therewith, the Senior Management Planning Committee generally reviews the Company’s liquidity, cash flow needs, maturities of investments, deposits, borrowings and capital position.

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest income and on the net present value of the Company’s earning assets and interest-bearing liabilities. Management and the Board are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulation and asset/liability net present value sensitivity analyses. The Company uses financial modeling to measure the impact of changes in interest rates on the net interest margin and predict market risk. Estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. These analyses provide a range of potential impacts on net interest income and portfolio equity caused by interest rate movements.

Included in the modeling are instantaneous parallel rate shifts scenarios, which are utilized to establish exposure limits. These scenarios are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount, rather than a gradual rate shift over a period of time that has traditionally been more realistic.

The Company’s interest rate risk model indicated that the Company was slightly asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2011, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	1.5%
+100	0.4
- 100	0.3
- 200	0.2

The influence of using the forward curve as of March 31, 2011 as a basis for projecting the interest rate environment would approximate a 0.1% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The rate environment is a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching a then-low of 1.00% in mid-2003. The targeted fed funds rate decreased three times in 2007 by 100 total basis points and ended 2007 at 4.25%. In response to growing concerns about the banking industry and customer liquidity, the fed funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The fed funds rate remained at 0.25% through March 31, 2011. The decrease in the fed funds rate has resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any flattening of the yield curve will exert downward pressure on the net interest margin and net interest income.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the rate risk associated with longer duration assets in the current low rate environment. As of March 31, 2011, 52% of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are not sensitive to changes in interest rates. At March 31, 2011, 66.9% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 64.1% at December 31, 2010. Noninterest-bearing transaction accounts totaled 12.0% of total deposits at March 31, 2011, compared to 11.1% of total deposits at December 31, 2010.

As part of an overall interest rate risk management strategy, off-balance sheet derivatives may also be used as an efficient way to modify the repricing or maturity characteristics of on-balance sheet assets and liabilities. Management may from time to time engage in interest rate swaps to effectively manage interest rate risk. The interest rate swaps of the Company were executed to modify net interest sensitivity to levels deemed appropriate.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2010 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2011. Additional information at March 31, 2011 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending against the Company or its subsidiaries will be material to the Company’s consolidated financial position or liquidity. However, at the present time, management of the Company is not in a position to determine whether such litigation will have a material adverse effect on its consolidated results of operations in any future reporting period.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2011.

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

IBERIABANK Corporation

Date: May 10, 2011	By:	/s/ Daryl G. Byrd
Daryl G. Byrd President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Anthony J. Restel
Anthony J. Restel Senior Executive Vice President and Chief Financial Officer