Form 10-Q
period 2011-06-30
IBERIABANK CORP
filed 2011-08-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At August 5, 2011, the Registrant had 30,224,404 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$193,360	$94,941
Interest-bearing deposits in banks	68,444	242,837

Total cash and cash equivalents	261,804	337,778
Fed funds sold	60	9,038
Securities available for sale, at fair value	1,937,169	1,729,794
Securities held to maturity, fair values of $282,472 and $291,994, respectively	278,192	290,020
Mortgage loans held for sale	75,615	83,905
Loans covered by loss share agreement	1,462,677	1,582,747
Non-covered loans, net of unearned income	5,737,969	4,452,585

Total loans, net of unearned income	7,200,646	6,035,332
Allowance for loan losses	(169,988)	(136,100)

Loans, net	7,030,658	5,899,232
FDIC loss share receivable	670,465	726,871
Premises and equipment, net	275,502	208,403
Goodwill	349,113	234,228
Other assets	573,842	507,497

Total Assets	$11,452,420	$10,026,766

Liabilities
Deposits:
Noninterest-bearing	$1,322,546	$878,768
Interest-bearing	7,750,976	7,036,338

Total deposits	9,073,522	7,915,106
Short-term borrowings	215,778	220,328
Long-term debt	463,016	432,251
Other liabilities	193,116	155,624

Total Liabilities	9,945,432	8,723,309

Shareholders’ Equity
Common stock, $1 par value – 50,000,000 shares authorized; 31,163,070 and 28,079,841 shares issued, respectively	31,163	28,080
Additional paid-in-capital	1,133,651	956,864
Retained earnings	361,440	361,055
Accumulated other comprehensive income	26,269	14,680
Treasury stock at cost – 948,520 and 1,205,228 shares, respectively	(45,535)	(57,222)

Total Shareholders’ Equity	1,506,988	1,303,457

Total Liabilities and Shareholders’ Equity	$11,452,420	$10,026,766

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010

Interest and Dividend Income
Loans, including fees	$100,959	$88,354	$208,567	$170,771
Mortgage loans held for sale, including fees	752	1,048	1,714	1,706
Investment securities:
Taxable interest	12,109	11,022	23,540	22,343
Tax-exempt interest	1,210	1,094	2,136	2,224
Accretion (amortization) of FDIC loss share receivable	(18,315)	(1,141)	(40,228)	621
Other	412	840	833	1,172

Total interest and dividend income	97,127	101,217	196,562	198,837

Interest Expense
Deposits	18,126	26,010	37,062	49,065
Short-term borrowings	141	196	268	390
Long-term debt	2,895	4,872	4,518	10,037

Total interest expense	21,162	31,078	41,848	59,492

Net interest income	75,965	70,139	154,714	139,345
Provision for loan losses	9,990	12,899	15,461	26,100

Net interest income after provision for loan losses	65,975	57,240	139,253	113,245

Noninterest Income
Service charges on deposit accounts	6,343	6,376	11,855	12,277
ATM/debit card fee income	2,966	2,557	5,879	4,882
Income from bank owned life insurance	748	717	1,473	1,426
Gain on sale of loans, net	9,389	10,625	18,281	17,999
Gain on acquisitions	—	—	—	3,781
Title income	4,492	4,813	8,302	8,516
Broker commissions	2,624	1,671	5,266	2,883
Other income	4,426	3,945	8,227	7,293

Total noninterest income	30,988	30,704	59,283	59,057

Noninterest Expense
Salaries and employee benefits	46,048	39,578	89,678	75,390
Occupancy and equipment	12,067	8,121	21,179	15,714
Franchise and shares tax	1,018	916	1,999	1,496
Communication and delivery	2,495	2,377	5,023	4,764
Marketing and business development	2,718	1,482	4,804	2,938
Data processing	4,755	3,333	7,774	6,161
Printing, stationery and supplies	807	794	1,637	1,511
Amortization of acquisition intangibles	1,183	1,269	2,352	2,279
Professional services	4,228	4,209	7,355	7,746
Other expenses	17,387	13,696	32,638	24,776

Total noninterest expense	92,706	75,775	174,439	142,775

Income before income tax expense	4,257	12,169	24,097	29,527
Income tax (benefit) expense	(929)	3,329	4,264	7,684

Net Income	$5,186	$8,840	$19,833	$21,843

Preferred Stock Dividends	—	—	—	—

Earnings Available to Common Shareholders – Basic	$5,186	$8,840	$19,833	$21,843

Earnings Allocated to Unvested Restricted Stock	(87)	(189)	(378)	(433)

Earnings Available to Common Shareholders – Diluted	$5,099	$8,651	$19,455	$21,410

Earnings per common share – Basic	$0.19	$0.33	$0.72	$0.89

Earnings per common share – Diluted	$0.18	$0.33	$0.72	$0.88

Cash dividends declared per common share	$0.34	$0.34	$0.68	$0.68

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2009	$22,107	$632,086	$341,621	$22,416	$(64,015)	$954,215
Comprehensive income:
Net income			21,843			21,843
Change in unrealized gain on securities available for sale, net of taxes				12,165		12,165
Change in fair value of derivatives used for cash flow hedges, net of taxes				(5,422)		(5,422)

Total comprehensive income						28,586
Cash dividends declared, $0.68 per share			(18,221)			(18,221)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 51,048 shares		(390)			853	463
Common Stock Issued	5,973	323,007				328,980
Common stock issued for recognition and retention plan, net of shares forfeited		(5,253)			5,253	—
Share-based compensation cost		3,806				3,806

Balance, June 30, 2010	$28,080	$953,256	$345,243	$29,159	$(57,909)	$1,297,829

Balance, December 31, 2010	$28,080	$956,864	$361,055	$14,680	$(57,222)	$1,303,457
Comprehensive income:
Net income			19,833			19,833
Change in unrealized gain on securities available for sale, net of taxes				12,006		12,006
Change in fair value of derivatives used for cash flow hedges, net of taxes				(417)		(417)

Total comprehensive income						31,422
Cash dividends declared, $0.68 per share			(19,448)			(19,448)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 181,685 shares		(1,097)			6,792	5,695
Common stock issued	3,083	178,057				181,140
Common stock issued for recognition and retention plan, net of shares forfeited		(4,895)			4,895	—
Share-based compensation cost		4,722				4,722

Balance, June 30, 2011	$31,163	$1,133,651	$361,440	$26,269	$(45,535)	$1,506,988

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$19,833	$21,843

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,093	4,853
Amortization of purchase accounting adjustments	(9,952)	(38,602)
Provision for loan losses	15,461	26,100
Noncash compensation expense	4,722	3,806
Loss on sale of assets	28	179
Gain on sales and calls of investments	(1,475)	(983)
Gain on sale of OREO	(1,349)	—
Gain on acquisitions	—	(3,781)
Amortization of premium/discount on investments	8,846	6,297
(Benefit) Provision for deferred income taxes	463	—
Mortgage loans held for sale
Originations and transfers	(643,456)	(734,506)
Proceeds from sales	670,105	704,535
Gain on sale of loans, net	(18,281)	(17,998)
Excess tax benefits from share-based payment arrangements	(1,378)	(528)
(Increase) Decrease in other assets	(23,018)	269,188
Other operating activities, net	15,956	(9,832)

Net Cash Provided by Operating Activities	42,598	230,571

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	20,410	34,811
Proceeds from maturities, prepayments and calls of securities available for sale	228,042	276,530
Purchases of securities available for sale	(130,559)	(419,654)
Proceeds from maturities, prepayments and calls of securities held to maturity	19,563	25,024
Purchases of securities held to maturity	(7,203)	(70,601)
FDIC Reimbursement of recoverable covered asset losses	89,604	211,508
(Increase) decrease in loans receivable, net	(275,961)	35,094
Proceeds from sale of premises and equipment	1,926	367
Purchases of premises and equipment	(25,345)	(18,186)
Proceeds from disposition of real estate owned	29,614	16,077
Investment in new market tax credit entities	(9,425)	—
Cash received in excess of cash paid in acquisition	80,490	—
Other investing activities, net	(1,818)	(1,417)

Net Cash Provided by Investing Activities	19,338	89,553

Cash Flows from Financing Activities
(Decrease) increase in deposits	(42,552)	528,648
Net change in short-term borrowings	(39,082)	(63,382)
Proceeds from long-term debt	1,668	39,417
Repayments of long-term debt	(45,326)	(188,769)
Dividends paid to common shareholders	(18,312)	(16,142)
Proceeds from issuance of treasury stock for stock options exercised	5,739	1,131
Payments to repurchase common stock	(1,423)	(1,196)
Common stock issued	—	328,980
Excess tax benefit from share-based payment arrangements	1,378	528

Net Cash (Used in) Provided by Financing Activities	(137,910)	629,215

Net (Decrease) Increase in Cash and Cash Equivalents	(75,974)	949,339
Cash and Cash Equivalents at Beginning of Period	337,778	175,397

Cash and Cash Equivalents at End of Period	$261,804	$1,124,736

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$56,122	$12,041

Common stock issued in acquisition	$181,140	$—

Exercise of stock options with payment in company stock	$—	$48

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$43,330	$73,537

Income taxes, net	$30,225	$17,109

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

Upon the merger of the Company’s two financial institution subsidiaries, IBERIABANK and IBERIABANK fsb, at the close of business on December 31, 2010, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations and none of the Company’s other subsidiaries, either individually or in the aggregate, meet quantitative materiality thresholds provided by ASC Topic 280, no separate segment disclosures are presented in these unaudited consolidated financial statements.

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

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, that temporarily delays the effective date of the disclosures about troubled debt restructurings (“TDRs”) that are included in ASU No. 2010-20. The TDR disclosure guidance will be coordinated with the FASB’s proposed guidance for determining what constitutes a TDR and is effective for interim and annual periods beginning on or after June 15, 2011. As a result, the enhanced disclosures required will be included in the unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2011.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies the evaluation criteria a creditor should use when evaluating whether a credit restructuring constitutes a troubled debt restructuring. In order to be a troubled debt restructuring, a creditor must separately conclude that a) the restructuring constitutes a concession and b) the debtor is experiencing financial difficulties. The ASU further clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The Company adopted the provisions of this ASU in the current quarter. Although the adoption of the ASU did not have a material impact on the Company’s identified TDRs in these unaudited consolidated financial statements, the clarification in this ASU may result in the Company identifying more loan modifications as troubled debt restructurings in future periods, which may impact the Company’s provision for loan losses and allowance for loan losses in future periods.

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

The Company has provided the disclosures required by ASU No. 2010-29 in Note 4 of these unaudited consolidated financial statements.

Note 3 – Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Income available to common shareholders	$5,186,000	$8,840,000	$19,833,000	$21,843,000
Distributed and undistributed earnings to unvested restricted stock	(91,000)	(188,000)	(379,000)	(432,000)

Distributed and undistributed earnings to common shareholders – Basic(1)	5,095,000	8,652,000	19,454,000	21,411,000
Undistributed earnings reallocated to unvested restricted stock	4,000	(1,000)	1,000	(1,000)

Distributed and undistributed earnings to common shareholders – Diluted	$5,099,000	$8,651,000	$19,455,000	$21,410,000

Weighted average shares outstanding – Basic(3)	28,015,846	26,804,334	27,405,797	24,549,042
Weighted average shares outstanding – Diluted	27,677,313	26,506,308	27,124,910	24,293,237

Earnings per common share – Basic(1)	$0.19	$0.33	$0.72	$0.89
Earnings per common share – Diluted	$0.18	$0.33	$0.72	$0.88
Earnings per unvested restricted stock share – Basic(2)	$0.18	$0.35	$0.80	$0.87
Earnings per unvested restricted stock share – Diluted	$0.17	$0.35	$0.79	$0.87

(1)	Total earnings available to common shareholders include distributed earnings of $10,093,000, or $0.37 per weighted average share, and an undistributed loss of $4,998,000, or $0.18 per weighted average share for the three months ended June 30, 2011. Total earnings available to common shareholders include distributed earnings of $8,940,000, or $0.34 per weighted average share, and an undistributed loss of $288,000, or $0.01 per weighted average share for the three months ended June 30, 2010. Total earnings available to common shareholders include distributed earnings of $19,076,000, or $0.71 per weighted average share, and undistributed earnings of $378,000, or $0.01 per weighted average share for the six months ended June 30, 2011. Total earnings available to common shareholders include distributed earnings of $17,870,000 or $0.74 per weighted average share, and undistributed earnings of $3,541,000, or $0.15 per weighted average share for the six months ended June 30, 2010.
(2)	Total earnings available to unvested restricted stock include distributed earnings of $180,000, or $0.35 per weighted average share, and an undistributed loss of $89,000, or $0.17 per weighted average share, under the two-class method for the three months ended June 30, 2011. Total earnings available to unvested restricted stock include distributed earnings of $194,000, or $0.36 per weighted average share, and an undistributed loss of $6,000, or $0.01 per weighted average share, under the two-class method for the three months ended June 30, 2010. Total earnings available to unvested restricted stock include distributed earnings of $372,000, or $0.78 per weighted average share, and undistributed earnings of $7,000, or $0.02 per weighted average share, under the two-class method for the six months ended June 30, 2011. Total earnings available to unvested restricted stock include distributed earnings of $361,000, or $0.72 per weighted average share, and undistributed earnings of $72,000 or $0.14 per weighted average share, under the two-class method for the six months ended June 30, 2010.
(3)	Weighted average basic shares outstanding include 517,596 and 535,801 shares of unvested restricted stock for the three months ended June 30, 2011 and 2010, respectively, and 476,896 and 498,286 shares of unvested restricted stock for the six months ended June 30, 2011 and 2010, respectively.

For the three-month periods ended June 30, 2011 and 2010, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 576,608 and 556,551, respectively, and (b) the weighted average shares in Treasury Stock of 1,021,432 and 1,254,757 respectively. For the six-month periods ended June 30, 2011 and 2010, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 567,520 and 547,763, respectively, and (b) the weighted average shares in Treasury Stock of 1,094,453 and 1,303,255, respectively.

The effect from the assumed exercise of 544,511 and 471,620 stock options was not included in the computation of diluted earnings per share for the quarters ended June 30, 2011 and 2010, respectively, because such amounts would have had an antidilutive effect on earnings per share.

Note 4 – Acquisition Activity

OMNI BANCSHARES, Inc.

On May 31, 2011, the Company completed the acquisition of OMNI BANCSHARES, Inc. (“OMNI”), the holding company of OMNI BANK, headquartered in Metairie, Louisiana with 14 offices in the New Orleans and Baton Rouge, LA markets. The Company completed the acquisition in order to further expand its banking operations into the New Orleans Metropolitan area. The Company acquired all of the outstanding common stock of the former OMNI shareholders for total consideration of $46,407,000, which resulted in goodwill of $63,518,000, as shown in the following table:

(dollars in thousands)	Number of Shares	Amount
Equity Consideration
Common Stock issued	698,768	$41,053
Options issued	41,979	513

Total Equity Consideration		$41,566

Non-Equity Consideration
Change in Control Payments		$4,832
Cash		9

Total Non-Equity Consideration		$4,841

Total Consideration Paid		$46,407
Fair Value of Net Liabilities Assumed including Identifiable Intangible Assets		(17,111)

Goodwill		$63,518

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition.

Fair values, including the fair value assigned to loans, are preliminary and subject to refinement as information relative to the closing date fair values becomes available. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected. Fair value adjustments based on updated loss estimates could materially affect the goodwill recorded on the acquisition.

The Company’s operating results for the three- and six-month periods ended June 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 30 days subsequent to the May 31, 2011 acquisition date. The revenue from the assets acquired and income before income taxes totaled $2,318,000 and $704,000, respectively, for the 30-day period.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table. The table also includes intangible assets other than goodwill created in the acquisition, namely, core deposit intangible assets.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$54,683	$—		$54,683
Investment securities	91,808	(789	)(a)	91,019
Loans	503,695	(36,499	)(b)	467,196
Other real estate owned	24,759	(2,843	)(c)	21,916
Core deposit intangible	—	829	(d)	829
Other assets	56,872	(10,780	)(e)	46,092

Total Assets	$731,443	$(50,082)		$681,735

Liabilities
Interest-bearing deposits	504,615	1,812	(f)	506,427
Noninterest-bearing deposits	129,181	—		129,181
Borrowings	58,168	196	(g)	58,364
Other liabilities	3,971	903	(h)	4,874

Total Liabilities	$695,935	$2,911		$698,846

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of OMNI’s investments to their estimated fair value based on fair values on the date of acquisition.

(b)	The adjustment represents the write down of the book value of OMNI’s loans to their estimated fair value based on current interest rates and expected cash flows which includes an estimate of expected loan losses inherent in the portfolio.

(c)	The adjustment represents the write down of the book value of OMNI’s OREO properties to their estimated fair value at the acquisition date based on their appraised value, as adjusted for costs to sell.

(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be 10 years.

(e)	The adjustment represents the write down of the book value of OMNI’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(f)	The adjustment is necessary because the weighted average interest rate of OMNI’s CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense over the life of the portfolio, which is estimated at 60 months.

(g)	The adjustment is necessary because the interest rate of OMNI’s fixed rate borrowings exceeded current interest rates on similar borrowings. The Company paid off the borrowings acquired from OMNI during the three months ended June 30, 2011 and amortized the fair value adjustment to reduce interest expense in the corresponding period.

(h)	The adjustment is necessary because the fair value of the Company’s liability under assumed lease agreements from OMNI is lower than the total cash payments remaining under the existing leases.

Cameron Bancshares, Inc.

On May 31, 2011, the Company completed the acquisition of Cameron Bancshares, Inc. (“Cameron”), the holding company of Cameron State Bank, headquartered in Lake Charles, Louisiana, with 22 offices and 48 ATMs in the Lake Charles region. The Company completed the acquisition in order to expand its banking operations into the Lake Charles, Louisiana area. The Company acquired all of the outstanding common stock of the former Cameron shareholders for total consideration of $143,241,000, which resulted in goodwill of $51,315,000, as shown in the following table:

(dollars in thousands)	Number of Shares	Amount
Equity Consideration
Common Stock issued	2,384,461	$140,087
Options issued	—	—

Total Equity Consideration		$140,087

Non-Equity Consideration
Change in Control Payments		$3,144
Cash		10

Total Non-Equity Consideration		$3,154

Total Consideration Paid		$143,241
Fair Value of Net Assets Acquired including Identifiable Intangible Assets		91,926

Goodwill		$51,315

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition.

Fair values, including the fair value assigned to loans, are preliminary and subject to refinement as information relative to the closing date fair values becomes available. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected. Fair value adjustments based on updated loss estimates could materially affect the goodwill recorded on the acquisition.

The Company’s operating results for the three- and six-month periods ended June 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 30 days subsequent to the May 31, 2011 acquisition date. The revenue from the assets acquired and income before income taxes totaled $3,304,000 and $1,740,000, respectively, for the 30-day period.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$29,191	$—		$29,191
Investment securities	223,720	(35	)(a)	223,685
Loans	404,618	6,585	(b)	411,203
Other real estate owned	710	—		710
Core deposit intangible	—	5,178	(c)	5,178
Other assets	44,525	(3,896	)(d)	37,660

Total Assets	$702,492	$7,832		$710,324

Liabilities
Interest-bearing deposits	402,090	818	(e)	402,908
Noninterest-bearing deposits	164,363	—		164,363
Borrowings	46,804	2,198	(f)	49,002
Other liabilities	2,124	—		2,124

Total Liabilities	$615,381	$3,016		$618,397

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of Cameron’s investments to their estimated fair value based on fair values on the date of acquisition which includes an estimate of expected future loan losses.

(b)	The adjustment represents the write up of the book value of Cameron’s loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan losses inherent in the portfolio.

(c)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be 10 years.

(d)	The adjustment represents the write down of the book value of Cameron’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(e)	The adjustment is necessary because the weighted average interest rate of Cameron’s CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the life of the portfolio, which is estimated at 69 months.

(f)	The adjustment is necessary because the interest rate of Cameron’s fixed rate borrowings exceeded current interest rates on similar borrowings. The Company paid off the borrowings acquired from Cameron during the three months ended June 30, 2011 and amortized the fair value adjustment to reduce interest expense in the corresponding period.

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

Under terms of the agreement, IBERIABANK paid the Bank of Florida Corporation $700,000 and will pay a contingent payment of up to $700,000 for the acquisition of the assets of Florida Trust Company. The contingent payment will be paid approximately one year after the consummation of the transaction and will be determined based on the amount of revenue realized by IBERIABANK during that period generated from the former Florida Trust Company clients.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. The acquisition resulted in additional intangible assets of $1,400,000 included in the Company’s consolidated balance sheet as of June 30, 2011, of which $52,000 was goodwill.

Supplemental pro forma information

The following pro forma information for the six months ended June 30, 2011 and 2010 reflects the Company’s estimated consolidated results of operations as if the acquisitions of OMNI, Cameron, and Florida Trust Company occurred at January 1, 2010, unadjusted for potential cost savings.

(dollars in thousands, except per share data)	2011	2010

Interest and noninterest income	$289,788	$302,817
Net income	22,346	27,782
Earnings per share – basic	0.75	1.00
Earnings per share – diluted	0.74	1.00

Note 5 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2011

Securities available for sale:
U.S. Treasury securities	$36,047	$78	$(7)	$36,118
U.S. Government-sponsored enterprise obligations	521,471	3,476	(1,032)	523,915
Obligations of state and political subdivisions	143,680	2,776	(826)	145,630
Mortgage backed securities	1,206,899	22,796	(1,656)	1,228,039
Other securities	3,390	77	—	3,467

Total securities available for sale	$1,911,487	$29,196	$(3,514)	$1,937,169

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$180,325	$2,615	$—	$182,940
Obligations of state and political subdivisions	67,324	1,264	(378)	68,210
Mortgage backed securities	30,543	779	—	31,322

Total securities held to maturity	$278,192	$4,658	$(378)	$282,472

December 31, 2010

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$424,180	$2,414	$(3,794)	$422,800
Obligations of state and political subdivisions	39,896	668	(395)	40,169
Mortgage backed securities	1,255,624	19,508	(11,263)	1,263,869
Other securities	2,882	74	—	2,956

Total securities available for sale	$1,722,582	$22,664	$(15,452)	$1,729,794

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$180,479	$2,549	$(68)	$182,960
Obligations of state and political subdivisions	75,768	480	(1,728)	74,520
Mortgage backed securities	33,773	741	—	34,514

Total securities held to maturity	$290,020	$3,770	$(1,796)	$291,994

Securities with carrying values of $1,543,819,000 and $1,230,358,000 were pledged to secure public deposits and other borrowings at June 30, 2011 and December 31, 2010, respectively.

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

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

June 30, 2011
Securities available for sale:
U.S. Treasury securities	$(7)	$5,006	$—	$—	$(7)	$5,006
U.S. Government-sponsored enterprise obligations	(1,032)	99,475	—	—	(1,032)	99,475
Obligations of state and political subdivisions	(826)	17,821	—	—	(826)	17,821
Mortgage backed securities	(1,344)	249,276	(312)	17,746	(1,656)	267,022

Total securities available for sale	$(3,209)	$371,578	$(312)	$17,746	$(3,521)	$389,324

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(274)	19,907	(104)	1,225	(378)	21,132
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(274)	$19,907	$(104)	$1,225	$(378)	$21,132

December 31, 2010
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(3,794)	$195,785	$—	$—	$(3,794)	$195,785
Obligations of state and political subdivisions	(395)	6,771	—	—	(395)	6,771
Mortgage backed securities	(10,678)	528,280	(585)	20,908	(11,263)	549,188

Total securities available for sale	$(14,867)	$730,836	$(585)	$20,908	$(15,452)	$751,744

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(68)	$7,075	$—	$—	$(68)	$7,075
Obligations of state and political subdivisions	(1,526)	36,646	(202)	1,128	(1,728)	37,774
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(1,594)	$43,721	$(202)	$1,128	$(1,796)	$44,849

At June 30, 2011, 147 debt securities have unrealized losses of 1.0% of the securities’ amortized cost basis and 0.2 % of the Company’s total amortized cost basis. The unrealized losses for each of the 147 securities relate to market interest rate changes. Seven of the 147 securities have been in a continuous loss position for over twelve months. These seven securities have an aggregate amortized cost basis and unrealized loss of $19,387,000 and $416,000, respectively. The seven securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals). The Fannie Mae and Freddie Mac securities are rated AAA.

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

The Company has assessed the nature of the losses in its portfolio as of June 30, 2011 and December 31, 2010 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

The amortized cost and estimated fair value by maturity of investment securities at June 30, 2011 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Within one year or less	0.50%	$71,876	$72,009	1.30%	$10,971	$11,043
One through five years	1.83	273,929	277,367	2.18	175,682	178,372
After five through ten years	2.79	530,910	540,072	3.28	24,153	24,732
Over ten years	3.04	1,034,772	1,047,721	3.45	67,386	68,325

Totals	2.70%	$1,911,487	$1,937,169	2.54%	$278,192	$282,472

The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Realized gains	$1,426	$60	$1,427	$982
Realized losses	—	—	—	—

Net realized gains (losses)	$1,426	$60	$1,427	$982

In addition to the gains above, the Company realized certain immaterial gains on the calls of held to maturity securities.

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

	Six Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010

Balance at beginning of period, net	$5,310	$10,376
Unrealized gain (loss) on securities available for sale	19,898	19,698
Reclassification adjustment for net (gains) losses realized in net income	(1,427)	(982)

Net unrealized gain (loss)	18,471	18,716
Tax effect	6,465	6,551

Net of tax change	12,006	12,165

Balance at end of period, net	$17,316	$22,541

Note 6 – Loans Receivable

Loans receivable at June 30, 2011 and December 31, 2010 consist of the following:

(dollars in thousands)	June 30, 2011	December 31, 2010
Residential mortgage loans:
Residential 1-4 family	$546,339	$616,550
Construction/ Owner Occupied	17,694	14,822

Total residential mortgage loans	564,033	631,372

Commercial loans:
Real estate	3,398,830	2,647,107
Business	1,762,719	1,515,856

Total commercial loans	5,161,549	4,162,963

Consumer loans:
Indirect automobile	247,103	255,322
Home equity	1,006,113	834,840
Other	221,848	150,835

Total consumer loans	1,475,064	1,240,997

Total loans receivable	$7,200,646	$6,035,332

In 2009, the Company acquired substantially all of the assets and liabilities of CapitalSouth Bank (“CSB”), and certain assets and assumed certain deposit and other liabilities of Orion Bank (“Orion”) and Century Bank (“Century”). In 2010, the Company acquired certain assets and assumed certain deposit and other liabilities of Sterling Bank. The loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions and 95% of losses that exceed those thresholds for CSB, Orion, and Century only.

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

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding.

(dollars in thousands) Non-covered Loans:	June 30, 2011	December 31, 2010
Residential mortgage loans:
Residential 1-4 family	$312,022	$355,164
Construction/ Owner Occupied	17,694	14,822

Total residential mortgage loans	329,716	369,986

Commercial loans:
Real estate	2,593,066	1,781,744
Business	1,604,259	1,341,352

Total commercial loans	4,197,325	3,123,096

Consumer loans:
Indirect automobile	247,103	255,322
Home equity	742,560	555,749
Other	221,265	148,432

Total consumer loans	1,210,928	959,503

Total non-covered loans receivable	$5,737,969	$4,452,585

The following tables provide an analysis of the aging of non-covered loans as of June 30, 2011 and December 31, 2010.

	Past Due(1)
(dollars in thousands)	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount(2)	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing
June 30, 2011
Residential
Prime	$284	$637	$6,457	$7,378	$322,338	$—	$329,716	$540
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate – Construction	1,662	244	2,844	4,750	336,300	—	341,050	227

Real Estate – Other	7,068	812	47,378	55,258	2,226,664	(29,906)	2,252,016	1,424
Commercial Business	11,787	1,008	27,219	40,014	1,564,245	—	1,604,259	509
Consumer
Indirect Automobile	909	220	803	1,932	245,171	—	247,103	—
Home Equity	2,604	687	1,418	4,709	737,851	—	742,560	—
Credit Card	126	60	431	617	43,821	—	44,438	—
Other	281	294	9,784	10,359	166,468	—	176,827	—

Total	$24,721	$3,962	$96,334	$125,017	$5,642,858	$(29,906)	$5,737,969	$2,700

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual loans” section below.
(2)	As discussed in Note 4 to these unaudited consolidated financial statements, the fair value of loans acquired from OMNI and Cameron is preliminary and subject to refinement in subsequent periods. Past due information includes loans acquired from OMNI and Cameron at the gross contractual balance outstanding at June 30, 2011. Inclusion of these loans on a gross basis elevates past due balances compared to December 31, 2010 and compared to the actual carrying balance of these loans.

Included in certain loan categories in the table above are troubled debt restructurings of $60,506,000 at June 30, 2011. Of that amount, $33,307,000 were current and $27,199,000 were past due greater than 30 days.

At June 30, 2011, the Company had $54,558,000 in commercial real estate loans, $2,403,000 in commercial business loans, $3,520,000 in home equity loans, and $25,000 in other consumer loans classified as TDRs.

	Past Due
(dollars in thousands)	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total loans, net of unearned income	Recorded investment > 90 days and accruing
December 31, 2010
Residential
Prime	$421	$1,002	$6,196	$7,620	$362,366	$369,986	$280
Subprime	—	—	—	—	—	—	—
Commercial

Real Estate – Construction	—	486	9,850	10,336	254,912	265,248	13
Real Estate – Other	3,568	1,975	24,788	30,331	1,486,165	1,516,496	1,018
Commercial Business	406	—	1,993	2,399	1,338,953	1,341,352	144
Consumer
Indirect Automobile	1,002	165	1,046	2,213	253,109	255,322	—
Home Equity	2,464	1,199	986	4,648	551,101	555,749	—
Credit Card	146	94	378	618	42,298	42,916	—
Other	303	80	5,713	6,096	99,420	105,516	—

Total	$8,310	$5,001	$50,950	$64,261	$4,388,324	$4,452,585	$1,455

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

The following table provides an analysis of non-covered loans on nonaccrual status. Nonaccrual loans in the table include loans acquired from OMNI and Cameron at their gross contractual balance outstanding at June 30, 2011.

(dollars in thousands)	June 30,	December 31,
	2011	2010

Residential
Prime	$5,917	$5,916
Subprime	—	—
Commercial
Real Estate – Construction	2,617	9,837
Real Estate – Other	45,954	23,770
Business	26,711	1,849
Consumer
Indirect Automobile	803	1,046
Home Equity	1,418	986
Credit Card	431	378
Other	9,784	5,714

Total	$93,635	$49,496

The nonaccrual loans in the table above include $29,266,000 and $2,504,000 of TDRs on nonaccrual status at June 30, 2011 and December 31, 2010, respectively.

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

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at least semi-annually, whether the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. During the three and six months ended June 30, 2011, the Company increased its allowance for loan losses to reserve for estimated additional losses in a limited number of loan pools at June 30, 2011. For the three and six months ended June 30, 2011, the increase in the allowance was recorded by a charge to the provision for loan losses of $2,639,000 and $4,409,000 and an increase of $19,922,000 and $26,706,000, respectively, in the indemnification asset for the portion of the losses recoverable from the FDIC in accordance with the loss sharing agreements.

The carrying amount of the acquired covered loans at June 30, 2011 and December 31, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

(dollars in thousands)	June 30, 2011
Covered loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$48,069	$186,248	$234,317

Total residential mortgage loans	48,069	186,248	234,317

Commercial loans:
Real estate	132,798	672,966	805,764
Business	4,162	154,298	158,460

Total commercial loans	136,960	827,264	964,224

Consumer loans:
Home equity	49,594	213,960	263,554
Other	582	—	582

Total consumer loans	50,176	213,960	264,136

Total covered loans receivable	$235,205	$1,227,472	$1,462,677

(dollars in thousands)	December 31, 2010
Covered loans	ASC 310-30 Loans	Non-ASC 310-30 Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$50,566	$210,820	$261,386

Total residential mortgage loans	50,566	210,820	261,386

Commercial loans:
Real estate	146,331	719,032	865,363
Business	6,119	168,385	174,504

Total commercial loans	152,450	887,417	1,039,867

Consumer loans:
Home equity	59,689	219,402	279,091
Other	543	1,860	2,403

Total consumer loans	60,232	221,262	281,494

Total covered loans receivable	$263,248	$1,319,499	$1,582,747

Included in certain loan categories in the table above are TDRs of $76,910,000 at June 30, 2011. Of that amount, $47,004,000 were current and $29,906,000 were past due greater than 30 days.

At June 30, 2011, the Company had $10,935,000 in mortgage loans, $46,374,000 in commercial real estate loans, $2,276,000 in commercial business loans, $17,314,000 in home equity loans, and $11,000 in other consumer loans classified as TDRs.

ASC 310-30 loans

The Company acquired certain impaired loans through the CSB, Orion, Century, and other previous acquisitions which are subject to ASC Topic 310-30. The Company’s allowance for loan losses for all acquired loans subject to ASC Topic 310-30 would reflect only those losses incurred after acquisition.

The carrying amount of the loans acquired during 2010 are detailed in the following table.

(dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Contractually required principal and interest at acquisition	$49,823	$205,154	$254,977
Nonaccretable difference (expected losses and foregone interest)	(30,890)	(61,836)	(92,726)

Cash flows expected to be collected at acquisition	18,933	143,318	162,251
Accretable yield	(207)	(10,843)	(11,050)

Basis in acquired loans at acquisition	$18,726	$132,475	$151,201 (1)

(1)	Excludes overdraft balances included in total loans at the acquisition date.

The following is a summary of changes in the accretable yields of acquired loans during the six months ended June 30, 2011 and 2010.

(dollars in thousands) June 30, 2011	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$82,381	$626,190	$708,571
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	(12,655)	(6,784)	(19,439)
Net transfers from (to) nonaccretable difference to accretable yield	35,926	(252,522)	(216,596)
Accretion	(20,232)	(74,109)	(94,341)

Balance, end of period	$85,420	$292,775	$378,195

(dollars in thousands) June 30, 2010	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$6,598	$222,986	$229,584
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	(11,544)	(21,152)	(32,696)
Transfers from nonaccretable difference to accretable yield	54,526	122,571	177,097
Accretion	(14,056)	(51,802)	(65,858)

Balance, end of period	$35,524	$272,603	$308,127

Accretable yield during the first six months of 2011 decreased primarily as a result of a change in prepayment speed assumptions during the first six months of 2011.

The following is a summary of the year to date activity in the FDIC loss share receivable for the periods indicated.

(dollars in thousands)	June 30,
	2011	2010
Balance, beginning of period	$726,871	$1,034,734
Increase due to loan loss provision recorded on FDIC covered loans	26,706	25,337
(Amortization) Accretion	(40,228)	621
Submission of reimbursable losses to the FDIC	(48,416)	(237,848)
Change due to a decrease in cash flow assumptions	8,526	—
Other	(2,994)	14

Balance, end of period	$670,465	$822,858

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

A summary of changes in the allowance for loan losses, in total and for the covered loan and non-covered loan portfolios, for the six months ended June 30, 2011 and 2010 is as follows:

(dollars in thousands)	2011	2010
Balance, beginning of period	$136,100	$55,768
Provision charged to operations	15,461	26,100
Provision recorded through FDIC loss share receivable	26,706	25,337
Transfer of balance to OREO	(7,325)	—

Loans charged-off	(5,962)	(14,596)
Recoveries	5,008	3,391

Balance, end of period	$169,988	$96,000

(dollars in thousands)	June 30, 2011
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$73,640	$62,460	$136,100

Provision for loan losses before benefit attributable to FDIC loss share agreements	31,115	11,052	42,167

Benefit attributable to FDIC loss share agreements	(26,706)	—	(26,706)

Net provision for loan losses	4,409	11,052	15,461

Increase in FDIC loss share Receivable or discount	26,706	—	26,706
Transfer of balance to OREO	(7,325)	—	(7,325)
Loans charged-off	(225)	(5,737)	(5,962)
Recoveries	510	4,498	5,008

Balance, end of period	$97,715	$72,273	$169,988

(dollars in thousands)	June 30, 2010
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$145	$55,623	$55,768

Provision for loan losses before benefit attributable to FDIC loss share agreements	32,696	18,741	51,437

Benefit attributable to FDIC loss share agreements	(25,337)	—	(25,337)

Net provision for loan losses	7,359	18,741	26,100

Increase in FDIC loss share receivable	25,337	—	25,337
Loans charged-off	(1,094)	(13,502)	(14,596)
Recoveries	11	3,380	3,391

Balance, end of period	$31,758	$64,242	$96,000

A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the six months ended June 30, 2011 and 2010 is as follows:

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2011
Allowance for loan losses
Balance, beginning of period	$31,390	$16,473	$13,332	$1,265	$—	$62,460
(Reversal of) Provision for loan losses	2,377	4,117	4,578	(20)	—	11,052
Increase in FDIC loss share receivable	—	—	—	—	—	—
Loans charged off	(1,357)	(523)	(3,737)	(120)	—	(5,737)
Recoveries	3,218	129	1,104	47	—	4,498

Balance, end of period	35,628	20,196	15,277	1,172	—	72,273

Allowance on loans individually evaluated for impairment	$1,760	$47	$—	$31	$—	$1,838
Allowance on loans collectively evaluated for impairment	33,508	20,149	15,277	1,141	—	70,435

Loans, net of unearned income
Balance, end of period	$2,593,066	$1,604,259	$1,210,928	$329,716	$—	$5,737,969
Balance, end of period: Loans individually evaluated for impairment	36,703	3,648	237	703	—	41,291
Balance, end of period: Loans collectively evaluated for impairment	2,556,363	1,600,611	1,210,691	329,013	—	5,696,678
Balance, end of period: Loans acquired with deteriorated credit quality	16,549	49,766	8,726	—	—	75,041

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2010
Allowance for loan losses
Balance, beginning of period	$30,771	$12,845	$10,664	$1,343	$—	$55,623
Provision for loan losses	10,662	3,283	4,592	204	—	18,741
Increase in FDIC loss share receivable	—	—	—	—	—	—
Loans charged off	(8,259)	(466)	(4,544)	(233)	—	(13,502)
Recoveries	2,241	52	1,031	56	—	3,380

Balance, end of period	35,415	15,714	11,743	1,370	—	64,242

Allowance on loans individually evaluated for impairment	$4,460	$1,293	$—	$—	$—	$5,753
Allowance on loans collectively evaluated for impairment	30,955	14,421	11,743	1,370	—	58,489

Loans, net of unearned income
Balance, end of period	$1,723,108	$1,154,548	$928,653	$430,013	$—	$4,236,322
Balance, end of period: Loans individually evaluated for impairment	29,967	5,501	—	—	—	35,468
Balance, end of period: Loans collectively evaluated for impairment	1,693,141	1,149,047	928,653	430,013	—	4,200,854
Balance, end of period: Loans acquired with deteriorated credit quality	680	—	—	—	—	—

A summary of changes in the allowance for loan losses for covered loans, by loan portfolio type, for the six months ended June 30, 2011 and 2010 is as follows:

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2011
Allowance for loan losses
Balance, beginning of period	$26,439	$6,657	$12,201	$28,343	$—	$73,640
(Reversal of) Provision for loan losses	4,697	400	696	(1,384)	—	4,409
(Decrease) Increase in FDIC loss share receivable	33,849	2,630	2,543	(12,316)	—	26,706
Transfer of balance to OREO	(4,576)	(54)	(1,483)	(1,212)		(7,325)
Loans charged off	(164)	—	(41)	(20)	—	(225)
Recoveries	275	—	133	102	—	510

Balance, end of period	60,520	9,633	14,049	13,513	—	97,715

Allowance on loans individually evaluated for impairment	—	—	—	—	—	—

Allowance on loans collectively evaluated for impairment	60,520	9,633	14,049	13,513	—	97,715

Loans, net of unearned income
Balance, end of period	$805,764	$158,460	$264,136	$234,317	$—	$1,462,677
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	805,764	158,460	264,136	234,317	—	1,462,676
Balance, end of period: Loans acquired with deteriorated credit quality	132,798	4,162	50,176	48,069	—	235,205

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2010
Allowance for loan losses
Balance, beginning of period	$—	$—	$—	$145	$—	$145
Provision for loan losses	4,582	662	1,370	745	—	7,359
Increase in FDIC loss share receivable	14,227	2,649	5,482	2,979	—	25,337
Loans charged off	(720)	—	(281)	(93)	—	(1,094)
Recoveries	5	—	3	3	—	11

Balance, end of period	18,094	3,311	6,574	3,779	—	31,758

Allowance on loans individually evaluated for impairment	—	—	—	—	—	—

Allowance on loans collectively evaluated for impairment	18,094	3,311	6,574	3,779	—	31,758

Loans, net of unearned income
Balance, end of period	$761,721	$193,668	$208,099	$360,740	$—	$1,524,228
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	761,721	193,668	208,099	360,740	—	1,524,228
Balance, end of period: Loans acquired with deteriorated credit quality	29,549	13,639	19,386	68,165	—	130,739

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

The Company’s investment in non-covered loans by credit quality indicator as of June 30, 2011 and December 31, 2010 is presented in the following table.

(dollars in thousands)	Commercial Real Estate Construction		Commercial Real Estate – Other		Commercial Business
Credit quality indicator by asset risk classification	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$295,838	$236,830	$2,076,248	$1,422,506	$1,547,578	$1,322,977
Special Mention	36,762	17,918	77,182	25,524	41,831	7,455
Substandard	8,280	10,204	124,583	68,005	14,602	8,105
Doubtful	170	296	3,909	461	248	2,815

Total	341,050	265,248	2,281,922	1,516,496	1,604,259	1,341,352
Discount	—	—	(29,906)	—	—	—

Non-covered commercial loans, net	$341,050	$265,248	$2,252,016	$1,516,496	$1,604,259	$1,341,352

	Mortgage – Prime		Mortgage – Subprime
Credit risk by payment status	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Current	$322,338	$362,366	$—	$—
Past due greater than 30 days	7,378	7,620	—	—

Total	$329,716	$369,986	$—	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Current	$245,171	$253,109	$43,821	$42,298
Past due greater than 30 days	1,932	2,213	617	618

Total	$247,103	$255,322	$44,438	$42,916

	Home Equity		Consumer – Other
Credit risk by payment status	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Current	$737,851	$551,101	$166,468	$99,420
Past due greater than 30 days	4,709	4,648	10,359	6,096

Total	$742,560	$555,749	$176,827	$105,516

As discussed in Note 4 to these unaudited consolidated financial statements, the fair value of loans acquired from OMNI and Cameron is preliminary and subject to refinement in subsequent periods as information subject to the closing date fair values becomes available. Credit quality information in the table above includes loans acquired from OMNI and Cameron at the gross contractual balance outstanding at June 30, 2011. Inclusion of these loans elevates classified assets compared to December 31, 2010 and compared to the actual carrying balance of these loans.

The Company’s investment in covered loans by credit quality indicator as of June 30, 2011 and December 31, 2010 is presented in the following table. Loan discounts in the table below represent the adjustment of acquired loans to fair value at the time of acquisition in accordance with ASC Topic 805, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(dollars in thousands)	Commercial
June 30, 2011	Real Estate
Credit quality indicator by asset risk classification	Construction	Other	Business	Total
Pass	$88,595	$349,457	$104,394	$542,446
Special Mention	18,953	66,289	5,968	91,210
Substandard	222,772	373,129	37,369	633,270
Doubtful	727	23,079	3,631	27,437

Total	$331,047	$811,954	$151,362	$1,294,363

Discount				(330,139)

Covered commercial loans, net				$964,224

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$268,461	$—	$268,461
Past due greater than 30 days	95,955	—	95,955

Total	$364,416	$—	$364,416

Discount			(130,099)

Covered mortgage loans, net			$234,317

	Consumer
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$933	$213,419	$2,473	$216,825
Past due greater than 30 days	—	91	51,496	76,629	128,216

Total	$—	$1,024	$264,915	$79,102	$345,041

Discount					(80,905)

Covered consumer loans, net					$264,136

(dollars in thousands)	Commercial
December 31, 2010	Real Estate
Credit quality indicator by asset risk classification	Construction	Other	Business	Total
Pass	$144,423	$385,910	$126,176	$656,509
Special Mention	27,783	104,228	7,475	139,486
Substandard	245,872	402,397	39,462	687,731
Doubtful	5,245	17,951	1,390	24,586

Total	$423,323	$910,486	$174,503	$1,508,312

Discount				(468,445)

Covered commercial loans, net				$1,039,867

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$294,399	$—	$294,399
Past Due greater than 30 days	107,744	—	107,744

Total	$402,143	$—	$402,143

Discount			(140,757)

Covered mortgage loans, net			$261,386

	Consumer
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$1,079	$169,264	$67,099	$237,442
Past Due greater than 30 days	—	76	63,635	79,950	143,661

Total	$—	$1,155	$232,899	$147,049	$381,103

Discount					(99,609)

Covered consumer loans, net					$281,494

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables for the periods indicated.

(dollars in thousands)	At June 30, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Mortgage Loans
Residential – Prime	$5,917	$5,917	$—	$5,916	$5,916	$—
Residential – Subprime	—	—	—	—	—	—
Commercial Loans
Real Estate	37,187	37,187	—	21,539	21,539	—
Business	26,702	26,702	—	6,761	6,761	—
Consumer Loans
Indirect automobile	803	803	—	1,046	1,046	—
Credit card	431	431	—	378	378	—
Home equity	1,418	1,418	—	986	986	—
Other	9,784	9,784	—	5,713	5,713	—

With an allowance recorded
Commercial Real Estate	15,230	16,990	(1,760)	6,532	6,738	(206)
Business	—	47	(47)

Total
Mortgage Loans	5,917	5,917	—	5,916	5,916	—
Commercial Loans	79,119	80,926	(1,807)	34,832	35,038	(206)
Consumer Loans	12,436	12,436	—	8,122	8,122	—

(dollars in thousands)	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
With no related allowance recorded
Mortgage Loans
Residential – Prime	$6,159	$3	$4,130	$3
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	34,152	62	16,285	24
Business	11,875	58	1,705	7
Consumer Loans
Indirect automobile	1,062	3	1,213	5
Credit card	436	—	257	—
Home equity	1,630	11	1,138	3
Other	6,390	4	5,356	23

With an allowance recorded
Commercial Real Estate	17,195	28	22,051	28
Business	47	—	—	—

Total
Mortgage Loans	6,159	3	4,130	3
Commercial Loans	63,269	148	40,041	59
Consumer Loans	9,517	18	7,964	31

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

(dollars in thousands)	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
With no related allowance recorded
Mortgage Loans
Residential – Prime	$6,219	$23	$4,256	$20
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	32,104	134	17,567	59
Business	6,294	251	1,901	25
Consumer Loans
Indirect automobile	1,162	10	1,283	13
Credit card	393	—	233	—
Home equity	1,690	40	1,168	3
Other	6,114	11	5,505	61

With an allowance recorded
Commercial Real Estate	17,269	192	24,244	157
Business	47	—	—	—

Total
Mortgage Loans	6,219	23	4,256	20
Commercial Loans	55,714	577	43,712	241
Consumer Loans	9,359	61	8,189	77

As of June 30, 2011, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

Note 8 – Goodwill and Other Intangible Assets

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2010 and the six months ended June 30, 2011 are provided in the following table.

(dollars in thousands)	Amount
Balance, December 31, 2009	$227,080
Goodwill acquired during the year	7,148
Goodwill impairment	—

Balance, December 31, 2010	$234,228
Goodwill acquired during the year	114,885
Goodwill impairment	—

Balance, June 30, 2011	$349,113

The goodwill acquired during the year ended December 31, 2010 was a result of the Sterling acquisition on July 23, 2010. The goodwill acquired during the six months ended June 30, 2011 was a result of the OMNI, Cameron, and Florida Trust Company acquisitions. Footnote 4 to these unaudited consolidated financial statements provides additional information on the three acquisitions during 2011.

Goodwill is allocated to the Company’s subsidiaries as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010

IBERIABANK	$340,385	$225,500
Lenders Title Company	8,728	8,728

Balance, end of period	$349,113	$234,228

The Company performed the required annual impairment tests of goodwill as of October 1, 2010. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired.

Title plant

The Company had title plant assets totaling $6,722,000 at June 30, 2011 and December 31, 2010, respectively. No events or changes in circumstances occurred during the first six months of 2011 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

The Company’s purchase accounting intangible assets which are subject to amortization include core deposit intangibles, amortized on a straight line or accelerated basis over a 10 year average life, and mortgage servicing rights, amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. The definite-lived intangible assets had the following carrying values.

	June 30, 2011			December 31, 2010
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$18,752	$26,654	$39,399	$16,424	$22,975
Customer relationship intangible asset	1,348	23	1,325	—	—	—
Mortgage servicing rights	356	201	155	345	161	184

Total	$47,110	$18,976	$28,134	$39,744	$16,585	$23,159

During 2011, the Company recorded $1,348,000 in intangible assets related to the assets acquired in the Florida Trust Company acquisition. The customer relationship intangible asset represents the portion of the purchase price assigned to the fair value of expected future cash flows of the current Florida Trust Company clients. The intangible asset will be amortized on an accelerated basis over 9.5 years.

During 2011, the Company recorded $6,007,000 in core deposit intangible assets related to the deposits acquired in the Omni and Cameron acquisitions.

Note 9 – Other Real Estate Owned

Other real estate owned and foreclosed property totaled $117,741,000 and $69,217,000 at June 30, 2011 and December 31, 2010, respectively. Other real estate owned consists of the following:

(dollars in thousands)	June 30, 2011	December 31, 2010
Real estate owned acquired by foreclosure	$110,546	$64,408
Other foreclosed property	18	163
Real estate acquired for development or resale	7,177	4,646

Total other real estate owned and foreclosed property	$117,741	$69,217

At June 30, 2011 and December 31, 2010, other real estate is segregated into covered and non-covered properties as follows:

(dollars in thousands)
June 30, 2011	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$35,696	$74,850	$110,546
Other foreclosed property	18	—	18
Real estate acquired for development or resale	7,177	—	7,177

Total other real estate owned and foreclosed property	$42,891	$74,850	$117,741

(dollars in thousands)
December 31, 2010	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$13,840	$50,568	$64,408
Other foreclosed property	9	154	163
Real estate acquired for development or resale	4,646	—	4,646

Total other real estate owned and foreclosed property	$18,495	$50,722	$69,217

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

Interest rate swap agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $70,000,000 and $95,000,000 in derivative contracts on its debt at June 30, 2011 and 2010, respectively.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2011, the Company had notional amounts of $274,688,000 on interest rate contracts with corporate customers and $274,688,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At June 30, 2010 and December 31, 2010, the Company had notional amounts of $201,327,000 and $247,292,000, respectively, on both interest rate contracts with corporate customers and offsetting contracts with other financial institutions.

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

Rate lock commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first six months of 2011 and 2010.

Equity-indexed certificates of deposit

Beginning in the second quarter of 2010, IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of ten large cap U.S. stocks in the S&P 500 stock index, representing a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Company’s consolidated balance sheet. At June 30, 2011, the Company had equity-indexed certificates of deposit of $123,880,000 with offsetting written options having a notional amount of $123,880,000. At June 30, 2010, the Company had equity-indexed certificates of deposit of $11,399,000 with offsetting written options having a notional amount of $11,399,000.

At June 30, 2011 and 2010, the information pertaining to outstanding derivative instruments, excluding interest rate lock commitments, is as follows.

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
(dollars in thousands)		2011	2010		2011	2010
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets	$13,774	$10,337	Other liabilities	$—	$157

Total derivatives designated as hedging instruments under ASC Topic 815		$13,774	$10,337		$—	$157

Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets	$18,795	$19,778	Other liabilities	$18,795	$19,778

Written and purchased options		8,114	825		8,114	825

Total derivatives not designated as hedging instruments under ASC Topic 815		$26,909	$20,603		$26,909	$20,603

At June 30, 2011, the Company was required to post $1,210,000 in collateral for its derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2011. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At June 30, 2011 and 2010, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows.

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2011	2010		2011	2010		2011	2010
Interest rate contracts	$8,953	$6,617	Interest income (expense)	$(856)	$(811)	Other income (expense)	$—	$—

Total	$8,953	$6,617		$(856)	$(811)		$—	$—

(dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC Topic 815		2011	2010
Interest rate contracts	Other income (expense)	$(2)	$—

Total		$(2)	$—

During the six months ended June 30, 2011, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2011, the fair value of derivatives that will mature within the next twelve months is $95,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

Changes in the fair value of interest rate swaps designated as hedging the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest income and interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. As a result of these interest rate swaps, interest expense was decreased by $856,000 and $811,000 for the six months ended June, 2011 and 2010, respectively.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the six-month periods ended June 30.

(dollars in thousands)	2011	2010

Balance at beginning of year, net	$9,370	$12,040
Unrealized gain (loss) on cash flow hedges	(641)	(8,343)
Tax effect	224	2,920

Net of tax change	(417)	(5,423)

Balance at end of end of period, net	$8,953	$6,617

Note 11 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At June 30, 2011, future option or restricted stock awards of 178,265 shares could be made under approved incentive compensation plans.

The stock option plans also permit the granting of Stock Appreciation Rights (“SARs”). SARs entitle the holder to receive, in the form of cash or stock, the increase in the fair value of Company stock from the date of grant to the date of exercise. No SARs have been issued under the plans.

The following table represents the compensation expense that is included in salaries and employee benefits expense and related income tax benefits in the accompanying unaudited consolidated statements of income related to stock options for the periods indicated below.

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Compensation expense related to stock options	$212	$325	$572	$581
Income tax benefit related to stock options	74	114	200	203
Impact on basic earnings per share	0.01	0.01	0.01	0.02
Impact on diluted earnings per share	0.01	0.01	0.01	0.02

The Company reported $1,378,000 and $528,000 of excess tax benefits as financing cash inflows during the six months ended June 30, 2011 and 2010, respectively, related to the exercise and vesting of share-based compensation grants. Net cash proceeds from the exercise of stock options were $5,739,000 and $1,131,000 for the six months ended June 30, 2011 and 2010.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Expected dividends	2.2%	2.3%	2.2%	2.2%

Expected volatility	31.7%	33.8%	31.6%	26.1%
Risk-free interest rate	3.6%	3.5%	3.6%	4.1%

Expected term (in years)	6.4	5.8	6.1	6.4
Weighted-average grant-date fair value	$16.41	$16.76	$16.44	$16.12

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2011, there was $4,941,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 3.6 years.

The following table represents the activity related to stock options during the six months ended June 30, 2011 and 2010.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2010	1,301,539	$45.52
Granted	94,196	63.09
Exercised	(188,192)	32.44
Forfeited or expired	(21,867)	57.29

Outstanding options, June 30, 2011	1,185,676	$48.78	4.5 Years

Outstanding exercisable at June 30, 2011	856,944	$45.83	3.2 Years

Outstanding options, December 31, 2009	1,259,874	$43.05
Granted	118,366	59.80
Exercised	(51,048)	22.16
Forfeited or expired	(716)	57.87

Outstanding options, June 30, 2010	1,326,476	$45.34	5.0 Years

Outstanding exercisable at June 30, 2010	937,661	$40.62	3.7 Years

At June 30, 2011, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $11,629,000 and $10,986,000. Total intrinsic value of options exercised was $5,000,000 for the six months ended June 30, 2011.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of June 30, 2011, unearned share-based compensation associated with these awards totaled $25,381,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying unaudited consolidated statements of income related to restricted stock grants for the periods indicated below.

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Compensation expense related to restricted stock	$1,685	$1,568	$3,363	$2,962

The following table represents unvested restricted stock award activity for the six months ended June 30, 2011 and 2010, respectively:

	For the Six Months Ended June 30,
	2011	2010
Balance, beginning of period	539,195	550,518
Granted	120,675	114,467
Forfeited	(27,561)	(3,133)
Earned and issued	(101,891)	(92,104)

Balance, end of period	530,418	569,748

The weighted average grant date fair value of the restricted stock granted during the six months ended June 30, 2011 and 2010 was $56.17 and $59.85, respectively.

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

The following table represents share and dividend equivalent share award activity during the six months ended June 30, 2011 and 2010.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2010	119,194	3,741	122,935	$7,269,000
Granted	121,824	2,746	124,570	7,180,000
Forfeited share equivalents	(153)	(1)	(154)	(9,000)
Vested share equivalents	(3,341)	(217)	(3,558)	(206,000)

Balance, June 30, 2011	237,524	6,269	243,793	$14,052,000

Balance, December 31, 2009	67,361	1,886	69,247	$3,565,000
Granted	48,467	1,307	49,774	2,562,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(1,107)	(65)	(1,172)	(60,000)

Balance, June 30, 2010	114,721	3,128	117,849	$6,067,000

(1)

Value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $57.64 and $51.48 on June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011 and 2010, the Company recorded $833,000 and $98,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $57.64 and $51.48 per share of common stock.

Note 12 – Commitments and Contingencies

Off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At June 30, 2011, the fair value of guarantees under commercial and standby letters of credit was $492,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At June 30, 2011 and December 31, 2010, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	June 30, 2011	December 31, 2010
Commitments to grant loans	$240,078	$152,545
Unfunded commitments under lines of credit	1,614,658	1,121,895
Commercial and standby letters of credit	49,220	33,446

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

IBERIABANK and the Company have been named as defendants in two putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Eivet v. IBERIABANK, is pending in the United States District Court for the Southern District of Florida and presently bears Case No. 1:10-CV-23790-JLK. The case was originally filed elsewhere, but was transferred to the U.S. District Court for the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (“MDL”) involving numerous defendant banks, In re Checking Account Overdraft Litigation, Case No. 09-MD-02036-JLK. Plaintiff challenges IBERIABANK’s practices relating to the imposition of overdraft fees and non-sufficient fund fees on consumer checking accounts. Plaintiff alleges that IBERIABANK’s methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees and brings claims for breach of contract and of a covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees.

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

On May 12, 2011, the Company entered into a provisional settlement agreement with the legal counsel for the plaintiffs in the two putative class actions. The joint settlement amount of $2,500,000 is predicated on the (1) the judge’s accepting this settlement as fair and (2) the judge’s certifying a national class. All plaintiffs have consented to the settlement amount. A motion of approval of the settlement is pending before a federal judge in charge of the multi-district litigation in the Southern District of Florida. At June 30, 2011, the Company recorded a liability for the settlement amount and related expenses of $2,750,000 in its unaudited consolidated balance sheet, with a corresponding amount recorded as noninterest expense in its consolidated statements of income for the three- and six-month periods ended June 30, 2011.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio includes only one Level 3 security as of June 30, 2011. An other-than-temporary impairment was recorded on this security during the year ended December 31, 2010, and thus the security was recorded at management’s estimate of the security’s fair value based on the input assumptions discussed in detail below.

Mortgage loans held for sale

As of June 30, 2011, the Company has $75,615,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At June 30, 2011, the entire balance of $75,615,000 is recorded at cost.

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

Other real estate owned

As of June 30, 2011, the Company has $117,741,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at June 30, 2011 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property write-downs of $2,866,000 and $1,582,000 in earnings for the three months ended June 30, 2011 and 2010 and $3,772,000 and $1,907,000 for the six-month periods then ended.

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

(dollars in thousands)		Fair Value Measurements Using
Recurring Basis		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available -for-sale securities	$1,937,169	$40,653	$1,895,434	$1,082
Derivative instruments	40,683	—	40,683	—

Total	$1,977,852	$40,653	$1,936,117	$1,082

Liabilities
Derivative instruments	26,909	—	26,909	—

Total	$26,909	$—	$26,909	$—

Between December 31, 2010 and June 30, 2011, available for sale securities with a market value of $51,263,000 at June 30, 2011 were transferred into the Level 2 fair value measurement category in the table above from the Level 1 category as disclosed at December 31, 2010. The four securities were issued by Fannie Mae or Freddie Mac and were included in the Level 1 category at December 31, 2010 because their fair value was based on a trade price for the identical mortgage-backed security. At June 30, 2011, the fair value of these securities was based on a trade price for similar assets, namely similar mortgage-backed securities.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2011 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$1,425	$—

Change in unrealized gains (losses) relating to assets still held at June 30, 2011	$—	$11,589

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

(dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Loans	$15,902	$—	$15,902	$—
OREO	6,683	—	6,683	—

Total	$22,585	$—	$22,585	$—

The table above excludes assets and liabilities measured on a non-recurring basis that were acquired as part of the OMNI, Cameron, and Florida Trust Company acquisitions completed in the current period that are discussed further in Note 4 to these unaudited consolidated financial statements. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the period subsequent to acquisition.

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $17,740,000 were recorded at their fair value at June 30, 2011. These loans include a reserve of $1,838,000 included in the Company’s allowance for loan losses.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended June 30, 2011.

ASC Topic 825 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the three months ended June 30, 2011.

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

Loans

The fair value of non-covered mortgage loans receivable was estimated based on present values using entry-value rates at June 30, 2011 and December 31, 2010, weighted for varying maturity dates. Other non-covered loans receivable were valued based on present values using entry-value interest rates at June 30, 2011 and December 31, 2010 applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are recorded in the consolidated financial statements at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Deposits

The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at June 30, 2011 and December 31, 2010 for deposits of similar remaining maturities.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At June 30, 2011 and December 31, 2010, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$261,804	$261,804	$337,778	$337,778
Investment securities	2,215,361	2,219,641	2,019,814	2,021,788
Loans and loans held for sale	7,276,261	7,424,182	6,119,237	6,362,961
FDIC loss share receivable	670,465	382,909	726,871	392,484
Derivative instruments	40,683	40,683	37,320	37,320
Accrued interest receivable	38,125	38,128	34,250	34,250

Financial Liabilities
Deposits	$9,073,522	$8,955,619	$7,915,106	$7,764,569
Short-term borrowings	215,778	215,778	220,328	220,328
Long-term debt	463,016	459,329	432,251	441,902
Derivative instruments	26,909	26,909	22,904	22,904
Accrued interest payable	7,880	7,880	8,583	8,583

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation (the “Company”) and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners, LLC (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management Inc. (“IAM”), and IBERIA CDE, LLC, as of June 30, 2011 and December 31, 2010 and for the three- and six-month periods ended June 30, 2011 and 2010. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

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

During the first six months of 2011, the Company continued to fortify its balance sheet and improve its overall capital position, as well as experiencing growth through acquisitions, the opening of new branch locations, and organic growth at many of the Company’s existing branches.

The most significant activity affecting the Company’s consolidated balance sheet at June 30, 2011 and the results of operations for the three- and six-month periods then ended were the completion of three acquisitions during the second quarter:

•

OMNI BANCSHARES, Inc. (“OMNI”), the holding company of OMNI Bank. As part of the acquisition, IBERIABANK acquired 14 branches in the New Orleans, Louisiana, area, expanding the Company’s presence in the largest MSA in Louisiana.

•	Cameron Bancshares, Inc. (“Cameron”), the holding company of Cameron State Bank, which added another 22 branches and 48 ATMs in the Lake Charles, Louisiana area in southwestern Louisiana.

•

Assets of Florida Trust Company (“FTC”), a wholly-owned subsidiary of the Bank of Florida Corporation. Florida Trust Company operated offices in Naples and Ft. Lauderdale, Florida. The asset acquisition expanded the trust and asset management division of IBERIABANK into Florida.

A summary of the major categories of assets acquired and liabilities assumed (all recorded at fair value at the time of acquisition), as well as the intangible assets created, in the OMNI, Cameron, and FTC acquisitions, is shown in the following table.

(dollars in thousands)	OMNI	Cameron	FTC	Total

Assets
Cash	$54,683	$29,191	$—	$83,874
Investment securities	91,019	223,685	—	314,704
Loans	467,196	411,203	—	878,399
Other real estate owned	21,916	710	—	22,626
Core deposit intangible	829	5,178	—	6,007
Goodwill	63,518	51,315	52	114,885
Other assets	45,718	37,660	1,348	84,726

Total Assets	$744,879	$758,942	$1,400	$1,505,221

Liabilities
Interest-bearing deposits	$506,427	$402,908	—	909,335
Noninterest-bearing deposits	129,181	164,363	—	293,544
Borrowings	58,364	49,002	—	107,366
Other liabilities	4,874	2,124	—	6,998

Total Liabilities	$698,846	$618,397	$—	$1,317,243

As part of the OMNI and Cameron acquisitions, the Company issued 3,083,229 shares of its common stock during the second quarter of 2011, resulting in additional equity of $181.1 million. Other equity consideration included the issuance of 41,979 stock options for a fair value of $0.5 million. Non-equity consideration included in the acquisitions totaled $9.4 million, which included cash paid for fractional shares and change in control agreements. Of the $9.4 million, $4.6 million was paid in cash during the second quarter, with the difference recorded as an adjustment to either net assets acquired or in the financial statements of the Company at June 30, 2011. See Note 4 to these unaudited consolidated financial statements for additional information on the acquisitions.

In addition to the balance sheet growth from the acquisitions, the Company also experienced loan growth of $286.9 million during the first six months of 2011 from its legacy branches.

The three acquisitions in 2011 also significantly impacted the Company’s consolidated statements of income for the three- and six-month periods ended June 30, 2011. Beyond the additional interest income and expense recorded from OMNI and Cameron, the Company incurred $6.6 million in noninterest expenses during the second quarter for acquisition-related activities, including marketing, occupancy, professional services, data processing, and conversion expenses that negatively impacted earnings for the period.

The Company’s financial position and operating results are more fully discussed below.

Balance Sheet Position and Results of Operations

The Company’s income available to common shareholders for the second quarter of 2011 totaled $5.2 million, or $0.18 per common share on a diluted basis, a 41.3% decrease compared to the $8.8 million earned during the second quarter of 2010. For the six months ended June 30, 2011, the Company’s income available to common shareholders decreased $2.0 million, or 9.2%, from the same period of 2010. Earnings per share of $0.72 for the six months of 2011 were 18.7% lower than for the six months ended June 30, 2010.

On a per share basis, earnings for the three months ended June 30, 2011 decreased 44.5% from the $0.33 per diluted share earned in the second quarter of 2010. The decrease in per share earnings was primarily attributable to two factors. First, income available to common shareholders was affected by the significant acquisition-related expenses of $6.6 million incurred during the second quarter of 2011. Additionally, diluted earnings per share were also affected by the dilutive impact of additional common shares issued by the Company during June 2011 related to the OMNI and Cameron acquisitions. The 3.1 million shares issued during the current period increased total common shares issued 11.0% on a period end basis and 3.9% on a quarter-to-date average basis.

Key components of the Company’s 2011 financial condition and performance are summarized below.

•

Total assets at June 30, 2011 were $11.5 billion, up $1.4 billion, or 14.2%, from $10.0 billion at December 31, 2010. The increase was primarily the result of the OMNI and Cameron acquisitions, which increased total assets $1.5 billion. Excluding these acquisitions, total assets decreased $79.6 million, primarily a result of an increase in the Company’s allowance for loan losses to reserve for loan growth and a change in asset quality.

•

Total loans at June 30, 2011 were $7.2 billion, an increase of $1.2 billion, or 19.3%, from $6.0 billion at December 31, 2010. Of the $1.2 billion in growth, 75.4% was a result of the loans acquired in the OMNI and Cameron acquisitions. The Company had organic loan growth (defined as total growth excluding loans at the acquired entities at the time of acquisition) of $286.9 million, or 4.8%, during the first six months of 2011. Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank, Orion Bank, Century Bank, and Sterling Bank acquisitions, which are covered by loss share agreements with the FDIC, are significantly different from those assets not covered under loss share agreements. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” Organic loan growth during the first six months of 2011 was driven by an increase in non-covered loans. Total non-covered loans increased $407.0 million, or 9.1%, during 2011. Covered loans decreased $120.1 million, or 7.6%, from December 31, 2010, as loans were paid down or charged off and submitted for reimbursement.

•

Total customer deposits increased $1.2 billion, or 14.6%, from December 31, 2010. The increase was primarily the result of deposits acquired from OMNI and Cameron. By product type, the Company’s noninterest-bearing deposits increased $443.8 million, or 50.5%, while interest-bearing deposits increased $714.6 million, or 10.2%. Interest-bearing deposit growth was driven by demand deposits, as time deposits decreased from December 31, 2010 excluding deposits acquired from OMNI and Cameron. Although deposit competition remained intense through the first six months of 2011, the Company continued to generate strong organic growth across its many deposit products. Organic deposit growth was driven by growth in the Company’s Houston and Lafayette markets.

•

Shareholders’ equity increased $203.5 million, or 15.6%, to $1.5 billion at June 30, 2011. The increase is the result of $181.1 million in additional capital issued as part of the OMNI and Cameron acquisitions, net income of $19.8 million, and other comprehensive income of $11.6 million, offset partially by $19.4 million in dividends paid on the Company’s common stock during the six months ended June 30, 2011.

•

Net interest income increased $5.8 million, or 8.3%, for the three months ended June 30, 2011 compared to the same period of 2010, and $15.4 million, or 11.0%, for the six months ended June 30, 2011 compared to the same six months of 2010. This increase is largely attributable to a $9.9 million decrease in interest expense for the quarter and $17.6 million for the year as the Company continues to pay down its long-term debt using available funds. Net interest income was also positively affected by a $253.6 million increase in quarterly average net earning assets, due primarily to the inclusion of OMNI and Cameron in the current three- and six-month periods. The Company’s net interest margin ratio on a tax equivalent basis increased 23 basis points to 3.28% for the three months ended June 30, 2011 from 3.05% at June 30, 2010 due to changes in the volume and mix of the Company’s assets and liabilities. Net interest margin was positively affected by a 47 basis point decrease in the cost of interest-bearing liabilities.

•

Noninterest income increased 0.9% during the second quarter of 2011 when compared to the same period of 2010. The increase was primarily driven by $1.4 million in gains on sales of investments and an increase of $1.0 million in broker commissions. Offsetting the increases in gains on sales of investments and broker commissions was a decrease of $1.2 million in gains on the sale of held-for-sale loans, primarily from IMC. For the six-month period ended June 30, 2011, noninterest income increased $0.2 million, or 0.4%, from the same period of 2010. The increase was a result of a $2.4 million increase in broker commissions and a $1.0 million increase in debit card fee income, offset partially by a $3.8 million decrease in gains on the Company’s acquisitions. The Company recorded no gains on the three acquisitions completed in 2011.

•

Noninterest expense increased $16.9 million, or 22.3%, for the second quarter of 2011 when compared to the same period of 2010 and $31.7 million, or 22.2%, for the six-month period. Acquisition-related expenses drove the increase over the prior year. Total acquisition-related expenses for the second quarter were 82.1% higher than the same period of 2010. The increase was also attributed to higher salary and employee benefit costs of $5.8 million and $14.3 million for the three- and six-month periods, as well as increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint. In addition to personnel and other costs related to the expanding size of the Company, noninterest expenses were driven higher in 2011 by a $2.8 million settlement of outstanding litigation.

•

The Company recorded a provision for loan losses of $10.0 million during the second quarter of 2011, compared to a provision of $12.9 million in the second quarter of 2010. The provision was primarily the result of loan growth and a decrease in asset quality from December 31, 2010, as the Company had net charge-offs of only $1.0 million during the first six months of 2011. As of June 30, 2011, the allowance for loan losses as a percent of total loans was 2.36%, compared to 2.26% at December 31, 2010.

•	In June 2011, the Company declared a quarterly cash dividend of $0.34 per common share, consistent with all four quarterly dividends in 2010 and the first quarter of 2011.

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

During 2011, the Company experienced solid organic loan growth during the six months ended June 30, 2011, despite the challenges the entire industry continues to face. The Company believes it remains well positioned for future growth opportunities, as evidenced by its liquidity, core funding, and capitalization levels.

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $9.4 billion during the quarter ended June 30, 2011, an increase of $81.6 million, or 0.9%, from June 30, 2010. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The loan portfolio increased $1.2 billion, or 19.3%, to $7.2 billion at June 30, 2011, compared to $6.0 billion at December 31, 2010. The increase was driven by non-covered loan growth of $1.3 billion during the first six months of 2011. Excluding loans acquired during 2011, organic loan growth was $407.0 million during 2011, 9.1% higher than at the end of 2010. Loan growth was tempered by a decrease in loans covered by loss share agreements of $120.1 million, or 7.6%.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding:

NON-COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands)	June 30,	December 31,
Non-covered Loans	2011	2010

Residential mortgage loans:

Residential 1-4 family	$312,022	$355,164
Construction/ Owner-occupied	17,694	14,822

Total residential mortgage loans	329,716	369,986

Commercial loans:
Real estate	2,593,066	1,781,744
Business	1,604,259	1,341,352

Total commercial loans	4,197,325	3,123,096

Consumer loans:
Indirect automobile	247,103	255,322
Home equity	742,560	555,749
Other	221,265	148,432

Total consumer loans	1,210,928	959,503

Total non-covered loans receivable	$5,737,969	$4,452,585

Covered Loans

The carrying amount of the covered loans at June 30, 2011 consisted of loans accounted for in accordance with ASC Topic 310-30 and loans not subject to ASC Topic 310-30 as detailed in the following table.

COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands)
Covered Loans	ASC 310-30 Loans	Non- ASC 310-30 Loans	Total Covered Loans

Residential mortgage loans:

Residential 1-4 family	$48,069	$186,248	$234,317
Construction/ Owner-occupied	—	—	—

Total residential mortgage loans	48,069	186,248	234,317

Commercial loans:
Real estate	132,798	672,966	805,764
Business	4,162	154,298	158,460

Total commercial loans	136,960	827,264	964,224

Consumer loans:
Indirect automobile	—	—	—
Home equity	49,594	213,959	263,553
Other	582	—	582

Total consumer loans	50,176	213,960	264,136

Total covered loans receivable	$235,205	$1,227,472	$1,462,677

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than residential 1-4 family loans. Total commercial loans increased $1.0 billion, or 24.0%, during the first six months of 2011, with $1.1 billion in non-covered IBERIABANK loan growth and a decrease in covered commercial loans of $75.6 million, or 7.3%. The Company’s focus on growing its commercial loan portfolio continued in 2011 as commercial loans as a percentage of total loans increased to almost 72% of the total loan portfolio at June 30, 2011.

The Company increased its investment in commercial real estate loans by $751.7 million during the first six months of 2011. Non-covered commercial real estate loans increased $811.3 million, or 45.5%, with the Lafayette, LA, Birmingham, AL, Memphis, TN, and Houston, TX markets experiencing the largest growth in their commercial loan portfolios. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80%. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of June 30, 2011, the Company’s commercial business loans totaled $1.8 billion, or 24.5% of the Company’s total loan portfolio. This represents a $246.9 million, or 16.3%, increase from December 31, 2010. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be structured as term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

On a market basis, growth in the non-covered portfolio was due primarily to IBERIABANK’s newer markets, as the Mobile, Alabama market grew its loan portfolio $34.5 million, or 43.9%. IBERIABANK’s Houston, Texas market increased its loan portfolio 76.2%, or $152.9 million, in 2011. In IBERIABANK’s more mature markets, Baton Rouge, Louisiana commercial loan growth of $53.8 million, or 21.6%, and Lafayette, Louisiana’s growth of $47.4 million, or 17.9%, also contributed to the overall commercial loan portfolio increase. Offsetting these increases was a decrease in the Northeast Arkansas markets, which were due primarily to loan payments.

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

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company also releases the servicing of these loans upon sale. Total residential mortgage loans decreased $67.3 million, or 10.7%, compared to December 31, 2010. Of the total mortgage loan decrease from December 31, 2010, $40.3 million, or 59.8%, was a result of a decrease in non-covered mortgage loans, as loans were paid down and new mortgage loan originations slowed.

Consumer Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At June 30, 2011, $1.5 billion, or 20.5%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $1.2 billion, or 20.6% at the end of 2010. The $234.1 million increase in total consumer loans compared to December 31, 2010 was driven by home equity loan growth of $171.3 million and other personal consumer loan growth of $66.6 million, both primarily a result of acquisitions, offset by a decrease in the Company’s indirect automobile portfolio. Consumer loan growth in the Company’s non-covered loan portfolio was impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

Consistent with December 31, 2010, home equity loans comprised the largest component of the Company’s consumer loan portfolio at June 30, 2011. The balance of home equity loans increased 20.5% from $834.8 million at December 31, 2010 to $1.0 billion at June 30, 2011. Non-covered IBERIABANK home equity loans increased $186.8 million, or 33.6%, during the first six months of 2011.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans and forward applications to Company personnel for approval or denial. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. The balance of indirect automobile loans decreased $8.2 million during the first six months of 2011, from $255.3 million at December 31, 2010 to $247.1 million at June 30, 2011, as the Company retained its focus on prime or low risk paper. The indirect portfolio decreased to 3.4% of the total loan portfolio.

The remainder of the consumer loan portfolio at June 30, 2011 was composed of direct automobile loans, credit card loans and other consumer loans, and comprised 3.1% of the overall loan portfolio. At June 30, 2011, the Company’s direct automobile loans totaled $34.3 million, a $3.1 million increase over December 31, 2010. The Company’s credit card loans totaled $45.5 million, a 3.2% increase from December 31, 2010, and the Company’s other personal consumer loans amounted to $142.1 million, an 88.2% increase from December 31, 2010.

Mortgage Loans Held for Sale

Loans held for sale decreased $8.3 million, or 9.9%, to $75.6 million at June 30, 2011, compared to $83.9 million at December 31, 2010. The decrease in the balance during the first six months of 2011 was a result of slower originations during the first and second quarters of 2011. The Company originated $643 million in mortgage loans during the first six months of 2011. Originations were offset by sales of mortgage loans totaling $652 million during the first six months of the year. The first six months of the year has traditionally been a slower period for the Company’s mortgage origination business.

Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At June 30, 2011, the Company has $2.8 million in loans that have recourse conditions for which a buyer has notified the Company of potential recourse action. The Company has recorded a reserve of $0.7 million for the potential repurchase at June 30, 2011. During the first six months of 2011, an insignificant number of loans were returned to the Company.

Asset Quality

Over time, the Company’s loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is the potential for a higher level of return for investors, but also the potential for higher charge-off and nonperforming levels. As a result, in previous years management has tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewritten the loan policy and developed an internal loan review function to address the changing risk of the Company’s loan portfolio. As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Despite declines in asset quality in portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Management also believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. Deterioration in asset quality during 2011 was primarily attributable to a limited number of larger isolated credits and not a significant shift in overall portfolio quality, and this impact is described in the “Covered Loans” section below. Consistent with prior years, the Company’s purchase and assumption of assets and liabilities of CSB, Orion, Century, and Sterling significantly impacted overall asset quality. Management seeks to recognize and disclose significant problem loans quickly and take prompt action to address material weaknesses in those credits. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Under generally accepted accounting principles, the Company is required to account for certain loan modifications or restructurings as “troubled debt restructurings”. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans.

Nonperforming Assets

The Company defines nonperforming assets as nonaccrual loans, accruing loans more than 90 days past due, and OREO and foreclosed property.

Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans with loss share agreements had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These covered loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans with loss share agreements were not classified as nonperforming assets at June 30, 2011 or December 31, 2010, as the loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements totaled $139.2 million at June 30, 2011, an increase of $69.8 million, or 100.5%, from December 31, 2010. The significant increase in total nonperforming assets was primarily the result of the acquired OMNI and Cameron portfolios during the second quarter of 2011. Purchased impaired loans from OMNI and Cameron added $37.7 million in nonperforming loans and $22.6 million in OREO at June 30, 2011. Excluding these assets, total nonperforming assets increased $9.4 million, or 13.6%, and were driven by an increase in nonperforming loans. The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days, as of the dates indicated.

NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

	June 30,	December 31,
(dollars in thousands)	2011	2010

Nonaccrual loans:
Commercial, financial and agricultural	$75,282	$35,457
Mortgage	5,917	5,917
Loans to individuals	12,436	8,122

Total nonaccrual loans	93,635	49,496

Accruing loans 90 days or more past due	2,700	1,455

Total nonperforming loans (1)	96,335	50,951

Foreclosed property	42,891	18,496

Total nonperforming assets (1)	139,226	69,447

Troubled debt restructurings in compliance with modified terms(2)	31,230	14,968

Total nonperforming assets and troubled debt restructurings (1)	$170,456	$84,415

Nonperforming loans to total loans (1)(3)	1.68%	1.14%
Nonperforming assets to total assets (1)(3)	1.49%	0.91%
Nonperforming assets and troubled debt restructurings to total assets (1)(3)	1.83%	1.10%
Allowance for loan losses to nonperforming loans(3)(4)	75.0%	122.59%
Allowance for loan losses to total loans(4)	1.26%	1.40%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	Troubled debt restructurings in compliance with modified terms for June 30, 2011 and December 31, 2010 above do not include $29,266,000 and $2,504,000 in troubled debt restructurings included in total nonaccrual loans above.
(3)	Total loans and total assets exclude loans and assets covered by FDIC loss share agreements discussed below.
(4)	The allowance for loan losses excludes the portion of the allowance related to covered loans discussed below.

Nonperforming loans were 1.68% of total non-covered loans at June 30, 2011, 54 basis points higher than at December 31, 2010. If covered loans meeting nonperforming criteria are included, nonperforming loans would have been 10.5% of total loans before discounts (i.e., based on the contractual unpaid principal balance) at June 30, 2011, and 14.40% at December 31, 2010. The allowance for loan losses as a percentage of nonperforming loans was 75.0% at June 30, 2011 and 122.59% at December 31, 2010. Including covered assets, the allowance coverage of total loans before application of covered loan discounts would have been 2.19% at June 30, 2011 and 2.02% at December 31, 2010. The increase in nonperforming loans as a percentage of total loans is also due to the addition of $37.7 million in nonperforming loans from OMNI and Cameron. The decrease in allowance coverage of nonperforming loans is due to the inclusion of these acquired loans as well. Because these acquired impaired loans were recorded at fair value at acquisition, the loans are discounted, thus partially reducing the impact of future losses affecting the Company’s results of operations.

In addition to the OMNI and Cameron loans, the increase in nonperforming assets from December 31, 2010 is also a result of additional nonaccrual loans at June 30, 2011, as these nonaccrual loans increased $6.9 million, or 14.0%. The increase can be attributable to the placement of troubled debt restructurings at December 31, 2010 on nonaccrual during 2011. The nonaccrual loan increase was primarily the result of six credits which totaled $13.7 million at December 31, 2010. The six credits were put on nonaccrual status during the first quarter of 2011 based on their payment history. These credits have been reviewed for impairment and had specific reserves on their outstanding balance at June 30, 2011 to cover probable losses. The increase in nonaccrual loans was primarily from these isolated credits and did not reflect a significant decline in overall portfolio quality.

Nonperforming asset balances as a percentage of total assets have remained at a relatively low level. Total nonperforming assets were 1.49% of non-covered assets at June 30, 2011, 58 basis points above December 31, 2010. In response to both loan growth and a slight decline in asset quality during the first quarter of 2011, the Company increased its reserve for loan losses. Although the reserve coverage of total non-covered loans decreased to 1.26% at June 30, 2011, 14 basis points below December 31, 2010, total non-covered loans at June 30, 2011 include $74.5 million of loans that were impaired at the time of acquisition, and an additional $804.0 million in acquired loans from OMNI and Cameron, all of which were recorded at their fair value upon acquisition. Excluding these loans, the allowance for loan losses would have been 1.47% of total non-covered loans, an increase of seven basis points from December 31, 2010.

Loans defined as troubled debt restructurings (“TDRs”) not included in nonperforming assets increased to $31.2 million at June 30, 2011 and consisted of acquired TDRs from OMNI and Cameron. Of the $31.2 million, $31.1 million, or 99.7%, of total TDRs were acquired during the second quarter of 2011. The remaining $0.1 million was comprised of three legacy credits. Total TDRs not covered by loss share agreements totaled $60.5 million at June 30, 2011, $43.0 million, or 246.3%, higher than December 31, 2010. $38.0 million, or 88.3%, of the total increase was a result of the acquired TDRs. Three credits totaling $6.0 million accounted for the remaining increase in balance from year-end, offset by balance decreases and removals during the first six months of 2011.

Management continually monitors loans and transfers loans to nonaccrual status when warranted. The Company had gross chargeoffs of $6.0 million during the first six months of 2011, $2.7 million of which were charged off in the second quarter. Offsetting these chargeoffs were recoveries of $5.0 million for the six months ended June 30, 2011. As a result, net charge-offs of $1.0 million represented 0.03% of average loans during the six months ended June 30, 2011. Net chargeoffs were significantly affected by one large recovery during the first quarter of 2011. Net charge-offs on non-covered loans during the first six months of 2010 were $1.2 million, or 0.05% of average loans.

At June 30, 2011, excluding loans covered by the FDIC loss share agreements, the Company had $153.8 million of assets classified as substandard, $4.3 million of assets classified as doubtful, and no assets classified as loss. At such date, the aggregate of the Company’s classified assets amounted to 1.39% of total assets, 2.20% of total loans, and 2.77% of non-covered loans. At December 31, 2010, the aggregate of the Company’s classified assets, $105.8 million, amounted to 1.05% of total assets, 1.75% of total loans, and 2.37% of non-covered loans. $50.1 million, or 31.5%, of total classified assets were added during the second quarter from the Company’s OMNI and Cameron acquisitions. A reserve for loan losses has been recorded for all substandard loans at June 30, 2011 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $156.8 million of loans classified special mention at June 30, 2011, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming.

Past Due Loans

Past due status is based on the contractual terms of loans. At June 30, 2011, loans past due 30 days or more excluding covered loans were 2.16% of total loans (before the application of discounts on acquired OMNI and Cameron loans), an increase of 72 basis points from December 31, 2010. Including covered loans, loans past due 30 days or more would have been 11.58% of total loans before discount adjustments at June 30, 2011 and 14.54% at December 31, 2010. Past due loans are presented in the following table.

PAST DUE NON-COVERED LOANS TO TOTAL NON-COVERED LOANS

	June 30, 2011	December 31, 2010
IBERIABANK Corporation (Excluding FDIC Covered Loans)
30+ days past due	0.54%	0.33%
Non-accrual loans	1.62%	1.11%

Total past due loans	2.16%	1.44%

Past due non-covered loans (including nonaccrual loans) increased $60.8 million, or 94.5%, from December 31, 2010 and was the result of the OMNI and Cameron loans added during the quarter and the larger commercial nonaccrual credits mentioned previously. Accruing loans past due increased $16.6 million, or 112.5%, from December 31, 2010. $8.0 million, or 48.0% of the total increase, was a result of the acquired impaired loans from OMNI and Cameron. The remaining $8.6 million were past due loans from the Company’s legacy portfolio. Of the $8.6 million, $8.0 million, or 91.5%, were loans past due less than 90 days.

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

Total covered loans past due at June 30, 2011 totaled $775.9 million before discounts, a decrease of $140.6 million, or 15.3%, from December 31, 2010. Past due loans included $697.3 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $78.6 million in accruing loans past due greater than 30 days. Of the $78.6 million in accruing loans past due, $58.2 million, or 74.1%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $140.6 million decrease in covered loans past due, loans past due 30 to 89 days decreased $39.8 million, or 40.6%, while nonperforming loans (defined as accruing loans greater than 90 days past due and nonaccrual loans) decreased $100.7 million, or 12.3%. The decrease in nonperforming loans was a result of a decrease of $31.3 million, or 60.6%, in accruing loans past due 90 or more days and a decrease of $69.4 million, or 9.1%, in nonaccrual loans. These decreases were a result primarily of chargeoffs of loan balances during the year and submission to the FDIC for loss reimbursement.

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

The foundation of the allowance for the Company’s commercial segment is the credit risk rating of each relationship within the portfolio. The credit risk of each borrower is assessed, and a risk grade is assigned. The portfolios are further segmented by facility or collateral ratings. The dual risk grade for each loan is determined by the relationship manager and other approving officers and changed from time to time to reflect an ongoing assessment of the risk. Grades are reviewed on specific loans by senior management and as part of the Company’s internal loan review process. The commercial loan loss allowance is determined for all pass-rated borrowers based upon the borrower risk rating, the expected default probabilities of each rating category, and the outstanding loan balances by risk grade. For borrowers that are rated special mention or below, the higher of the migration analysis or Company established minimum reserve percentages apply. In addition, consideration is given to historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or borrower concentrations within each portfolio segment, the current business strategy and credit process, loan underwriting criteria, loan workout procedures, and other pertinent information.

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

Loans acquired in 2010 and 2011 (the CSB, Orion, Century, Sterling, OMNI, and Cameron acquisitions) were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses are reflected as a provision for loan losses. Because acquired impaired loans follow the reserve standard set in ASC Topic No. 310-30, and acquired performing loans follow the same standard by analogy, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan or loan pool and compares the total expected cash flow of the loan or loan pools to the book value of the loan pools. If the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the FDIC loss share receivable. During the quarter ended June 30, 2011, the Company recorded an allowance for loan losses of $97.7 million to reserve for the portion of probable losses arising in the covered loan portfolio after the respective acquisition dates. Because the Company has addressed deterioration in the covered loan portfolio on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses is adequate at June 30, 2011 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following tables set forth the activity in the Company’s allowance for loan losses during the periods indicated.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	Six Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2011	2010

Balance, beginning of period	$136,100	$55,768
Provision charged (reversed) to operations	15,461	26,100
Provision recorded through the FDIC loss share receivable	26,706	25,337
Transfer of covered loan balance to OREO	(7,325)	—

Charge-offs:
Commercial, financial and agricultural	(1,521)	(9,445)
Mortgage	(140)	(326)
Loans to individuals	(4,301)	(4,825)

Total charge-offs	(5,962)	(14,596)

Recoveries:
Commercial, financial and agricultural	3,493	2,298
Mortgage	149	59
Loans to individuals	1,366	1,034

Total recoveries	5,008	3,391

Net charge-offs	954	11,205

Balance, end of period	$169,988	$96,000

Allowance for loan losses to nonperforming assets (1) (2)	51.9%	87.0%
Allowance for loan losses to total loans at end of period(2)	1.26%	1.52%
Net charge-offs (recoveries) to average loans	0.05%	0.44%

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include the allowance allocated to covered assets.

(dollars in thousands)	June 30, 2011
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$73,640	$62,460	$136,100
Provision for loan losses before benefit attributable to FDIC loss share agreements	31,115	11,052	42,167

Benefit attributable to FDIC loss share agreements	(26,706)	—	(26,706)

Net provision for loan losses	4,409	11,052	15,461

Transfer of balance to OREO	(7,325)	—	(7,325)
Increase in FDIC loss share receivable	26,706	—	26,706

Loans charged-off	(225)	(5,737)	(5,962)

Recoveries	510	4,498	5,008

Balance, end of period	$97,715	$72,273	$169,988

(dollars in thousands)	June 30, 2010
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$145	$55,623	$55,768
Provision for loan losses before benefit attributable to FDIC loss share agreements	32,696	18,741	51,437

Benefit attributable to FDIC loss share agreements	(25,337)	—	(25,337)

Net provision for loan losses	7,359	18,741	26,100

Increase in FDIC loss share receivable	25,337	—	25,337

Loans charged-off	(1,094)	(13,502)	(14,596)

Recoveries	11	3,380	3,391

Balance, end of period	$31,758	$64,242	$96,000

The allowance for loan losses totaled $170.0 million at June 30, 2011, or 2.36% of total loans, at June 30, 2011, $33.9 million higher than at December 31, 2010. The allowance as a percentage of loans was 10 basis points above the 2.26% at December 31, 2010.

The increase in the allowance was primarily related to increased reserves on the covered loan portfolio based on the Company’s estimate of expected cash flows from these portfolios at June 30, 2011. The allowance for loan losses on covered loans increased $24.1 million from December 31, 2010, or 71.0% of the total increase over December 31, 2010. Expected cash flows on certain of the Company’s acquired loan pools decreased during the first six months of 2011, and thus a reserve was established to cover additional expected losses in these portfolios. The total increase in the allowance for covered loans based on these cash flows was recorded as a $4.4 million provision for loan losses in the Company’s consolidated statement of income for the six months ended June 30, 2011 and a $26.7 million increase in the Company’s FDIC loss share receivable.

The allowance for loan losses on the non-covered portion of the Company’s loan portfolio increased due to a decline in asset quality and additional specific reserves on commercial credits at IBERIABANK. Excluding net charge-off activity, the Company recorded a provision of $9.8 million to reserve for loan growth and changes in asset quality during the year to address the increased risk of loss inherent in the Company’s legacy loan portfolio at June 30, 2011.

Because of the increase in the allowance during the first six months of 2011, the allowance for loan losses covers 75.0% of nonperforming loans. The allowance for loan losses on non-covered loans covers total past due loans 57.8% at June 30, 2011, a decrease compared to the December 31, 2010 coverage of 97.2%. The decrease is primarily attributable to the acquired loans from OMNI and Cameron impaired at the time of acquisition (which were discounted on the acquisition date).

FDIC Loss Share Receivable

As part of the three FDIC-assisted acquisitions during 2009 and the Sterling acquisition during 2010, the Company recorded a $1.1 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $56.4 million, or 7.8%, during the first six months of 2011 as the Company moved current expected reimbursements resulting from loan charge-offs to the receivable due from the FDIC, included in other assets discussed below. Offsetting the decreases due to reimbursements was a $26.7 million increase due to additional estimated losses on certain covered loan pools during the first six months of 2011.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

(dollars in thousands)	June 30,
	2011	2010

Balance, beginning of period	$726,871	$1,034,734
Increase due to loan loss provision recorded on FDIC covered loans	26,706	25,337

(Amortization) Accretion	(40,228)	621
Submission of reimbursable losses to the FDIC	(48,916)	(237,848)
Change due to a decrease in cash flow assumptions on OREO	8,526	—
Other	(2,994)	14

Balance, end of period	$670,465	$822,858

Investment Securities

The following table shows the carrying values of securities by category as of the dates indicated.

CARRYING VALUE OF SECURITIES

(dollars in thousands)	June 30,		December 31,
	2011		2010

Securities available for sale:
U.S. Treasury securities	$36,118	2%	$—	—%
U.S. Government-sponsored enterprise obligations	523,915	24	422,800	21
Obligations of state and political subdivisions	145,630	7	40,169	2
Mortgage backed securities	1,228,039	55	1,263,869	63
Other securities	3,467	—	2,956	—

Total securities available for sale	1,937,169	88	1,729,794	86

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	180,325	8	180,479	9
Obligations of state and political subdivisions	67,324	3	75,768	4
Mortgage backed securities	30,543	1	33,773	1

Total securities held to maturity	278,192	12	290,020	14

Total securities	$2,215,361	100%	$2,019,814	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio.

Investment securities increased by $195.5 million, or 9.7%, to $2.2 billion at June 30, 2011. The increase was due to the acquisition of $314.7 million in securities from OMNI and Cameron during the second quarter of 2011. Partially offsetting the increase from the acquisitions were maturities and calls of both available for sale and held to maturity investments during the first six months of 2011.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2011. There were no transfers of securities between investment categories during the year.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, beginning of period	$1,729,794	$290,020
Acquisitions	313,729	978
Purchases	130,559	7,203
Sales, net of gains	(18,990)	—
Principal maturities, prepayments and calls, net of gains	(228,042)	(19,514)
Amortization of premiums and accretion of discounts	(8,351)	(495)
Increase (Decrease) in market value	18,470	—

Balance, end of period	$1,937,169	$278,192

As a result of the Company’s analysis, no declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at June 30, 2011. At June 30, 2011, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The balance in interest-bearing deposits at other institutions decreased $174.4 million, or 71.8%, from $242.8 million at December 31, 2010 to $68.4 million at June 30, 2011. The Company has deployed these deposits to fund loan growth and pay down its long-term debt, all in an attempt to improve the average rate earned on interest-earning assets. The decrease in the Company’s deposits is consistent with a decrease in customer deposits lost from the deposits acquired in the Florida acquisitions. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances at the dates indicated.

OTHER ASSETS COMPOSITION

(dollars in thousands)	June 30,	December 31,		Increase/ (Decrease)
	20111	2010	Amount	Percent
Other Earning Assets
FHLB and FRB stock	$64,034	$57,280	$6,754	11.8%
Fed funds sold	60	9,038	(8,978)	(99.3)
Other interest-bearing assets (1)	3,412	3,358	54	1.6

Total earning assets	67,506	69,676	(2,170)	(3.1)

Other Assets
Premises and equipment	275,502	208,403	67,099	32.2
Bank-owned life insurance	91,084	72,536	18,548	25.6
Goodwill	349,113	234,228	114,885	49.0
Core deposit intangibles	26,654	22,975	3,679	16.0
Title plant and other intangible assets	8,047	6,722	1,325	19.7
Accrued interest receivable	38,125	34,250	3,875	11.3
Other real estate owned	117,741	69,218	48,523	70.1
Derivative market value	40,683	37,320	3,363	9.0
Receivable due from (to) the FDIC	(28,973)	42,494	(71,467)	(168.2)
Investment in new market tax credit entities	120,175	112,296	7,879	7.0
Other	92,860	49,049	43,811	89.3

Total	$1,198,517	$959,167	$239,350	25.0%

(1)	Other interest-bearing assets are composed primarily of trust preferred common securities.

The $6.8 million increase in FHLB and FRB stock is the result of $12.1 million in additional stock purchases and $4.9 million in stock acquired from OMNI and Cameron, offset by $10.3 million in repurchases of stock during the first six months of 2011. The repurchases are mandatory for eligible stock based on FHLB regulations.

Fed funds sold decreased $9.0 million since December 31, 2010. Fed funds sold represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities.

The minimal increase in other interest-bearing assets is a result of $0.5 million in securities acquired from Omni, offset by the repayment of a portion of the Company’s trust preferred securities during the first six months of 2011.

The $67.1 million increase in premises and equipment in the first six months of 2011 was a result of acquired branches, property, and equipment of $49.3 million from OMNI, Cameron, and Sterling, as well as additional capitalized expenditures at the Company’s branches during the first and second quarters of 2011. The investment in additional branch property is part of the Company’s growth strategy and expansion into new markets.

The $18.5 million increase in the Company’s bank-owned life insurance balance was a result of policies acquired from OMNI and Cameron during the second quarter of 2011. The Company acquired $17.1 million in policies from these acquisitions, with the remaining increase from earnings on policies during the first six months of 2011.

The $114.9 million increase in goodwill and the $1.3 million increase in other intangible assets were a result of the acquisitions of OMNI, Cameron and certain assets of Florida Trust Company during the second quarter of 2011. See Note 4 to these unaudited consolidated financial statements for additional information on these intangible assets.

The $3.7 million increase in core deposit intangibles was due to $6.0 million in intangibles acquired from OMNI and Cameron, offset by amortization expense of $2.4 million during the first six months of 2011.

The $3.9 million increase in accrued interest receivable from December 31, 2010 is attributable to an increase in earning assets during the first six months of 2011, offset partially by the timing of interest payments during the year.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $48.5 million increase in the Company’s OREO balance from December 31, 2010 was a result of $22.6 million in OREO acquired from OMNI and Cameron, as well as the foreclosures of numerous OREO properties during the first six months of 2011. Most of the foreclosed properties were covered by loss share agreements. Covered OREO properties increased $24.1 million, or 47.6%, during 2011. Non-covered OREO increased $1.8 million, or 9.6%, excluding acquired OREO, and was a result of two former bank properties moved to OREO during the second quarter.

The $3.4 million increase in the market value of the Company’s derivatives was primarily attributable to additional customer derivative and equity-indexed CD derivative product agreements during the first six months of 2011, as fair value adjustments on existing customer agreements decreased slightly during the first six months of 2011.

The balance due to the Company from the FDIC in accordance with the loss share agreements decreased $71.5 million during the first six months of 2011. The decrease in the balance was a result of the repayment from the FDIC of losses submitted at December 31, 2010. The Company’s submission of losses in the first and second quarters has slowed some as many loan pools have shown improvement in cash flows. The balance due from the FDIC includes the reimbursable portion of incurred losses and reimbursable expenses.

The $7.9 million increase in the Company’s investments in new market tax credits is a result of an additional investment in tax credit entities during the second quarter of 2011, offset partially by the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $43.8 million increase in other assets since December 31, 2010 was primarily the result of two events. First, the Company acquired assets in the OMNI and Cameron acquisitions, including income taxes receivable and numerous prepaid assets. In addition, the Company’s current income tax receivable increased by $30.1 million during 2011 as a result of estimated tax payments made to its various income tax jurisdictions during the first six months of 2011.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of 2011.

Deposits

During the first six months of 2011, deposits increased $1.2 billion, or 14.6%, totaling $9.1 billion at June 30, 2011, as total interest-bearing deposits increased $714.6 million, or 10.2%, and noninterest-bearing deposits increased $443.8 million, or 50.5%, from December 31, 2010. Deposits acquired from OMNI and Cameron accounted for all of the growth, as deposits decreased $44.5 million, or 3.8%, excluding the acquired deposits. The majority of the decrease is attributable to deposit runoff in Florida, as higher-priced certificates of deposits matured and were not renewed due to continued rate reductions.

From a product perspective, noninterest-bearing deposits increased $443.8 million, or 50.5%, with OMNI and Cameron acquired deposits accounting for 66.1% of the increase. The Company also acquired $909.3 million in interest-bearing deposits from OMNI and Cameron. The increase in interest-bearing deposits was driven by double-digit growth in demand deposits, but was offset partially by a $16.1 million decrease in total certificates of deposit. The majority of the decrease can be traced to the Company’s Florida market, where higher-priced certificates of deposit acquired from Orion, Century, and Sterling matured and were not renewed.

The following tables set forth the composition of the Company’s deposits at the dates indicated.

DEPOSIT COMPOSITION

(dollars in thousands)	June 30,		December 31,		Increase/(Decrease)
	2011		2010		Amount	Percent
Noninterest-bearing DDA	$1,322,546	15%	$878,768	11%	$443,778	50.5%
NOW accounts	1,638,839	18	1,281,825	16	357,014	27.9
Savings and money market	3,283,793	36	2,910,114	37	373,679	12.8
Certificates of deposit	2,828,344	31	2,844,399	36	(16,055)	(0.6)

Total deposits	$9,073,522	100%	$7,915,106	100%	$1,158,416	14.6%

From a market perspective, organic deposit growth was seen primarily in IBERIABANK’s newer Houston, Texas and Mobile, Alabama markets, as well as the Lafayette and Baton Rouge, Louisiana markets. Houston experienced growth of $55.9 million, 43.2% growth from December 31, 2010 deposit levels. Mobile’s total deposits increased $22.8 million, or 25.0%. The Lafayette, Louisiana market contributed deposit growth of $65.6 million, or 5.3%. Market growth was offset by deposit runoff in all seven of the Company’s Florida markets, with the largest decreases in the Sarasota ($88.2 million, or 15.0%), Southeast Florida ($66.9 million, or 11.3%), and Bradenton ($28.6 million, or 12.2%) markets.

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

During the first six months of 2011, the Company continued to pay down its short-term debt using available funds in order to reduce future interest expense. Total short-term borrowings decreased $4.6 million, or 2.1%, to $215.8 million at June 30, 2011 compared to $220.3 million at December 31, 2010. The decrease in borrowings was a result of a decrease in the Company’s securities sold under agreements to repurchase, offset by a $10.0 million increase in short-term FHLB advances outstanding at June 30, 2011. Total short-term debt was 2.2% of total liabilities and 31.8% of total borrowings at June 30, 2011, which compares favorably to 2.5% and 33.8%, respectively, at December 31, 2010.

On an average basis, short-term borrowings during the second quarter of 2011 were $222.5 million, compared to $236.4 million at December 31, 2010. The decrease can be attributed to a decrease in the Company’s securities sold under agreements to repurchase, offset by a small increase in short-term FHLB advances during the second quarter of 2011. The weighted average rates paid on short-term borrowings were 0.25 % and 0.40% for the quarters ended June 30, 2011 and 2010, respectively, and 0.24% and 0.39% for the six months ended June 30, 2011 and 2010, respectively.

Long-term Debt

The Company’s long-term borrowings increased $30.8 million, or 7.1%, to $463.0 million at June 30, 2011, compared to $432.3 million at December 31, 2010. The increase in borrowings from December 31, 2010 is a result of the debt assumed from OMNI and Cameron, which included $107.3 million in FHLB advances, $15.5 million in junior subordinated debentures (trust preferred securities), and $8.1 million in additional notes payable. Offsetting the additions from acquired debt were repayments of maturing long-term FHLB advances, trust preferred securities, and the acquired notes during 2011.

During the first quarter of 2011, the Company repaid $7.6 million of trust preferred securities acquired in 2007. The Company paid $6.8 million to repay the advances, incurring $0.3 million in prepayment penalties that are included in the Company’s statement of operation for the six months ended June 30, 2011. Because the Company prepaid the debt, the fair value discount recorded on the acquired debt was also written off, resulting in a reduction of interest expense of $1.0 million during the six months ended June 30, 2011. The redemption of the debt in the first quarter will save an additional $0.3 million in interest expense over the final six months of 2011.

During the second quarter of 2011, the Company also redeemed $7.5 million of trust preferred securities that were also acquired in 2007. The Company paid $8.5 million to repay the advances and accrued interest, incurring $0.4 million in prepayment penalties that are included in the Company’s statements of operation for the three and six months ended June 30, 2011. The redemption of the debt in the second quarter will save $0.4 million in interest expense over the final six months of 2011.

Also during the second quarter of 2011, the Company paid $8.3 million in cash to repay an outstanding note payable and accrued interest assumed from OMNI.

Despite the acquired debt, on average, the Company’s long-term debt decreased to $419.8 million for the first six months of 2011. Average long-term debt for the second quarter was 4.7% of total liabilities at June 30, 2011, lower than the quarterly average at the end of 2010 of 4.8%. On a period-end basis, long-term debt was 4.7% of total liabilities at June 30, 2011, a decrease from the 5.0% at December 31, 2010.

The Company’s long-term borrowings at June 30, 2011 included $297.7 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The Company’s remaining debt consists of $111.9 million of junior subordinated deferrable interest debentures of the Company and $53.4 million in notes payable on investments in the Company’s new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. During the first six months of 2011, the Company did not issue additional trust preferred securities. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

SHAREHOLDERS’ EQUITY

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2011, shareholders’ equity totaled $1.5 billion, an increase of $203.5 million, or 15.6%, compared to $1.3 billion at December 31, 2010. The following table details the changes in shareholders’ equity during the first six months of 2011.

CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)	Amount
Balance, beginning of period	$1,303,457
Net income	19,833
Common stock issued	181,140
Reissuance of treasury stock under management incentive plans, net of shares surrendered	5,695
Cash dividends declared- common stock	(19,448)
Increase in other comprehensive income	11,589
Share-based compensation cost	4,722

Balance, end of period	$1,506,988

In addition to total comprehensive income earned during 2011 of $31.4 million, the Company issued 3,083,229 shares of the Company’s common stock on May 31, 2011 to acquire all of the outstanding common stock of the former OMNI and Cameron shareholders. The shares were issued at a price of $58.75, resulting in additional total equity of $181.1 million.

Offsetting the significant additions to equity noted above were dividend payments to common shareholders of $19.4 million for the six months ended June 30, 2011. The Company paid dividends of $0.34 per common share in each of the first two quarters of 2011, resulting in a payout to shareholders of over 98% of net income earned in the period.

Capital adequacy is further exemplified by the Company’s improvement in its equity to assets ratio. The ratio of 13.16% at June 30, 2011 is 16 basis points above December 31, 2010.

In April 2007, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 300,000 shares of the Company’s outstanding common stock, or approximately 1.0% of total shares outstanding. In August of 2011, the Company announced the Board of Directors has authorized the repurchase of up to 900,000 additional shares, or 3.0% of the outstanding common stock shares at June 30, 2011. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company. The timing of these repurchases will depend on market conditions and other requirements. Consistent with prior share repurchase programs, the Company currently anticipates the share repurchase program will extend over a one-year time frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. During the first six months of 2011, the Company did not repurchase any shares of its common stock on the open market.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At June 30, 2011, the Company exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratio of 12.01%, a Tier 1 risk-based capital ratio of 16.06% and a total risk-based capital ratio of 17.32%.

At June 30, 2011, IBERIABANK also exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratio of 9.75%, Tier 1 risk-based capital ratio of 13.08% and total risk-based capital ratio of 14.34%, respectively.

Throughout the first six months of 2011, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following graph and table.

(dollars in thousands)			At June 30, 2011		At December 31, 2010
	Entity	“Well- Capitalized” Minimums	Actual	Excess Capital	Actual	Excess Capital
Ratio
Tier 1 Leverage Ratio	Consolidated	5.00%	12.01%	$703,571	11.24%	$628,956
	IBERIABANK	5.00	9.75	473,590	8.14	266,609

Tier 1 risk-based capital ratio	Consolidated	6.00	16.06	755,166	18.48	764,921
	IBERIABANK	6.00	13.08	526,098	14.39	402,734

Total risk-based capital ratio	Consolidated	10.00	17.33	549,788	19.74	597,089
	IBERIABANK	10.00	14.34	322,745	15.65	271,420

Despite a decrease in capital ratios from December 31, 2010 as a result of the acquisition of OMNI and Cameron during the second quarter, the Company’s ratios are well above required levels and management believes its capital position remains at the top of its peer group. The overall decline in ratios from December 31, 2010 can be attributed to these acquisitions and not an indicator of potential problems with capital position, liquidity, availability of borrowings, or the ability to raise additional capital, as evidenced by the increase in the dollar amount of excess capital since December 31, 2010.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the second quarter of 2011 of $5.2 million, compared to $8.8 million earned during the second quarter of 2010, a decrease of $3.7 million, or 41.3%. Earnings per share (“EPS”) on a diluted basis were $0.18 for the second quarter of 2011, representing a 44.5% decrease from the $0.33 earned for the second quarter of 2010. During the second quarter of 2011, net interest income increased $5.8 million, or 8.3%, as interest expense decreased $9.9 million, or 31.9%. Income available to common shareholders was also positively impacted by a $2.9 million decrease in the Company’s provision for loan losses, but was negatively impacted by a $16.9 million increase in noninterest expenses. The $7.9 million decrease in income before income taxes contributed to a decrease in income tax expense of $4.3 million from the second quarter of 2010.

The quarterly trends noted above are consistent on a year-to-date basis. An increase in net interest income of $15.4 million, driven by a decrease of $17.6 million in interest expense, was offset by a 22.2%, or $31.7 million, increase in noninterest expenses. For the six months ended June 30, 2011, income available to common shareholders of $19.8 million was $2.0 million, or 9.2%, lower than the same period of 2010. On a per share basis, earnings were $0.72 per diluted share, an 18.7% decrease from the $0.88 per share for the six months ended June 30, 2010. In addition to the decrease in earnings, per-share earnings were affected by the Company’s issuance of an additional 3.1 million shares in May 2011 in connection with the OMNI and Cameron acquisitions.

The following discussion provides additional information on the Company’s operating results for the three and six months ended June 30, 2011, compared to the same three- and six-month periods ended June 30, 2010 by significant income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.09% during the second quarter of 2011 and 2.82% during the second quarter of 2010. On a year-to-date basis, the Company’s interest rate spread of 3.23% was 34 basis points above the 2.89% earned during the six months of 2010. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.28% and 3.05% during the three months ended June 30, 2011 and 2010, respectively, and 3.41% and 3.10% for the six month periods then ended.

Net interest income increased $5.8 million, or 8.3%, during the three months ended June 30, 2011 to $76.0 million from $70.1 million during the three months ended June 30, 2010. The improvement in net interest income was the result of an $81.6 million increase in average earning assets, a decrease in the average rate paid on interest-bearing liabilities of 47 basis points, and a decrease in average interest bearing liabilities of $171.9 million, or 2.2%. Net interest income was negatively affected by a 21 basis point decrease in the average yield of interest-earning assets. For the six months ended June 30, 2011, the 11.0% increase in net interest income over the same six-month period of 2010 was also driven by lower interest expense, both as a result of a $181.1 million, or 2.3%, decrease in average interest-bearing liabilities and a 43 basis point decrease in interest rates between periods. Offsetting these positive trends was a nine basis point decrease in earning asset yield.

Average loans made up 69.0% of average earning assets during the three months ended June 30, 2011 and 60.0% for the same three-month period in 2010. Average loans increased $895.7 million, or 16.0%, since June 30, 2010, and was the result of loan growth in the Company’s non-covered loan portfolio, both from OMNI and Cameron acquired loans and organic loan growth. Average investment securities made up 21.6% of average earning assets at June 30, 2011 compared to 16.8% at June 30, 2010. The increase in loans and investment securities (both in absolute dollars and as a percentage of total earning assets) is a result of management’s decision over the past 15 months to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans, investment securities, and paying down its short- and long-term debt in efforts to improve net interest income. Other significant components of earning assets during the three months ended June 30, 2011 included the Company’s FDIC loss share receivable (7.1% of average earning assets) and excess liquidity (1.1% of earning assets on average). During the three months ended June 30, 2010, the Company’s FDIC loss share receivable and excess liquidity were 21.6% of average earning assets, with excess liquidity alone accounting for 11.9% of total earning assets.

Average interest-bearing deposits made up 91.7% of average interest-bearing liabilities during the second quarter of 2011 compared to 89.5% during the second quarter of 2010. Average short- and long-term borrowings made up the remaining 2.9% and 5.4% of average interest-bearing liabilities during the three months ended June 30, 2011, respectively, compared to 2.5% and 8.0% during the three months ended June 30, 2010.

For the six months ended June 30, 2011, net interest income was positively impacted by a decrease in interest expense of $17.6 million, or 29.7%, from the six months of 2010, a result of decreases in both the rates paid on average liabilities and average liability balances.

Average loans for the six month period ended June 30, 2011 were 67.8% of total earning assets, an increase from the six month average of 61.9%. Similar to the quarterly trend noted above, the investment portfolio made up 21.8% of total earnings assets during 2011, an increase from 17.0% in 2010. The additional investments made in these earning assets decreased the average excess liquidity for the first six months of 2011 to 1.7% of earning assets, a sharp decline from 9.1% of total earning assets in 2010.

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in nonearning assets. Tax equivalent (TE) yields are calculated using a marginal tax rate of 35%.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$580,273	$8,811	6.15%	$902,597	$16,294	7.26%	$595,330	$20,136	6.84%	$947,347	$30,583	6.49%
Commercial loans (TE) (2)	4,559,315	73,522	6.49%	3,644,350	53,898	5.99%	4,372,214	144,272	6.68%	3,670,874	105,212	5.84%
Consumer and other loans	1,372,306	18,626	5.44%	1,069,256	18,163	6.81%	1,315,594	44,159	6.77%	1,059,835	34,976	6.65%

Total loans	6,511,894	100,959	6.24%	5,616,203	88,354	6.35%	6,283,138	208,567	6.71%	5,678,056	170,771	6.10%
Mortgage loans held for sale	56,783	752	4.53%	82,502	1,048	4.65%	52,358	1,714	5.73%	66,744	1,706	4.66%
Investment securities (TE) (2)(3)	2,041,303	13,319	2.74%	1,573,402	12,116	3.23%	2,023,997	25,676	2.65%	1,557,201	24,567	3.31%
Other earning assets	832,686	(17,903)	-8.51%	2,088,912	(301)	-0.05%	908,798	(39,396)	-5.73%	1,870,479	1,793	0.17%

Total earning assets	9,442,667	97,127	4.17%	9,361,019	101,217	4.38%	9,268,291	196,562	4.32%	9,172,480	198,837	4.41%

Allowance for loan losses	(147,889)			(63,115)			(141,741)			(59,022)
Nonearning assets	1,144,606			1,018,465			1,097,148			984,071

Total assets	$10,439,384			$10,316,369			$10,223,698			$10,097,529

Interest-bearing liabilities:
Deposits:
NOW accounts	$1,472,547	$1,984	0.54%	$1,347,510	$2,473	0.74%	$1,405,862	$3,893	0.56%	$1,372,092	$5,069	0.74%
Savings and money market accounts	3,053,046	5,773	0.76%	2,678,399	10,280	1.54%	2,988,125	11,376	0.77%	2,540,867	20,028	1.59%
Certificates of deposit	2,630,670	10,369	1.58%	3,113,010	13,257	1.71%	2,680,711	21,793	1.64%	3,096,390	23,968	1.56%

Total interest-bearing deposits	7,156,263	18,126	1.02%	7,138,919	26,010	1.46%	7,074,698	37,062	1.06%	7,009,349	49,065	1.41%
Short-term borrowings	222,484	141	0.25%	194,324	196	0.40%	219,505	268	0.24%	197,853	390	0.39%
Long-term debt	422,514	2,895	2.71%	639,923	4,872	3.01%	419,814	4,518	2.14%	687,924	10,037	2.90%

Total interest-bearing liabilities	7,801,261	21,162	1.09%	7,973,166	31,078	1.56%	7,714,017	41,848	1.09%	7,895,125	59,492	1.52%

Noninterest-bearing demand deposits	1,090,281			818,985			996,427			821,956
Noninterest-bearing liabilities	160,603			220,474			162,860			195,355

Total liabilities	9,052,145			9,012,625			8,873,304			8,912,436
Shareholders' equity	1,387,239			1,303,744			1,350,394			1,185,127

Total liabilities and shareholders' equity	$10,439,384			$10,316,369			$10,223,698			$10,097,564

Net earning assets	$1,641,406			$1,387,853			$1,554,274			$1,277,355

Ratio of earning assets to interest-bearing liabilities	121.04%			117.41%			120.15%			116.18%

Net Interest Spread		$75,965	3.09%		$70,139	2.82%		$154,714	3.23%		$139,345	2.89%

Tax-equivalent Benefit			0.08%			0.08%			0.08%			0.08%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$78,007	3.28%		$72,730	3.05%		$158,203	3.41%		$143,769	3.10%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

The following table displays the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities between the three- and six-month periods ended June 30, 2011 and 2010. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times the average yield/rate for the two periods), (ii) changes attributable to rate (changes in average rate between periods times the average volume for the two periods), and (iii) total increase (decrease).

SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2011/2010			For the Six Months Ended June 30, 2011/2010
(dollars in thousands)	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Earning assets:
Loans receivable:
Mortgage loans	$(5,224)	$(2,239)	$(7,463)	$(11,956)	$1,571	$(10,385)
Commercial loans (TE)	16,984	2,640	19,624	23,685	15,374	39,059
Consumer and other loans	4,630	(4,165)	465	9,426	(243)	9,183
Loans held for sale	(292)	(24)	(316)	(372)	319	(53)
Investment securities (TE)	3,212	(2,009)	1,203	6,340	(5,231)	1,109
FDIC loss share receivable	393	(17,567)	(17,174)	(129)	(40,720)	(40,849)
Other earning assets	(656)	227	(429)	(742)	403	(339)

Total net change in income on earning assets	19,047	(23,137)	(4,090)	26,252	(28,527)	(2,275)

Interest-bearing liabilities:
Deposits:
NOW accounts	214	(702)	(488)	122	(1,298)	(1,176)
Savings and money market accounts	1,751	(6,258)	(4,507)	3,654	(12,306)	(8,652)
Certificates of deposit	(1,951)	(938)	(2,889)	(3,336)	1,160	(2,176)
Borrowings	(1,502)	(530)	(2,032)	(3,253)	(2,387)	(5,640)

Total net change in expense on interest- bearing liabilities	(1,488)	(8,428)	(9,916)	(2,813)	(14,831)	(17,644)

Change in net interest spread	$20,535	$(14,709)	$5,826	$29,065	$(13,696)	$15,369

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

For the quarter ended June 30, 2011, the decrease in yield on the Company’s average earning assets drove the decrease in interest income, as average balance increases in the commercial and consumer loan portfolios, as well as a balance increase in the investment portfolio, partially offset the rate decreases. Average loan balances increased $895.7 million, or 16.0%, over June 30, 2010. The increase can be attributed to the non-covered loan growth since June 30, 2010.

Interest income growth was slowed by an 11 basis point decrease in the yield on the Company’s loan portfolio and a 49 basis point decrease in yield on the Company’s investment securities. The amortization of the loss share receivable was $18.3 million for the three months ended June 30, 2011, which can be attributable to the related increase in expected cash flow from the covered assets. As expected cash flow on the covered loan and OREO portfolios increases, the fair value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The negative yield during the three months ended June 30, 2011 of 10.88% was well below the negative yield of 0.49% during the same period of 2010.

Average investment securities increased $467.9 million during the second quarter of 2011 when compared to the same period of 2010, as the Company acquired investments from OMNI and Cameron and purchased higher-yielding investment securities with available cash to improve earning asset yields. Despite a decrease of 49 basis points from June 30, 2010, investment securities yielded 2.74% during the three months ended June 30, 2011. The 2.74% earned on the securities was well above the yield on interest bearing cash and fed funds sold of 0.27% for the second quarter of 2011.

Driven by a decrease of 47 basis points in the rate paid on interest-bearing liabilities during the three months ended June 30, 2011, interest expense decreased $9.9 million, or 31.9%, from the three months ended June 30, 2010. The decrease in interest expense on the Company’s long-term debt was a result of a $217.4 million decrease in average long-term debt from the second quarter of 2010 and a rate decrease of 30 basis points. Despite an increase of $17.3 million in average interest-bearing deposits, interest expense on the Company’s deposits decreased $7.9 million, or 30.3%, from the second quarter of 2010, as the average rate paid on these deposits decreased 44 basis points to 1.02% for the second quarter of 2011. Higher-yielding deposits acquired from the 2009 and 2010 Alabama and Florida acquisitions either matured or were repriced during 2010 and 2011, contributing to the basis point decrease.

On a year-to-date basis, the decrease in yield on the Company’s average earning assets also drove the decrease in interest income, as average balance increases in the largest components of earning assets partially offset the rate decreases. Average loan balances increased $605.1 million, or 10.7%, over June 30, 2010. The increase can be attributed to the non-covered loan growth since June 30, 2010. Despite a 61 basis point increase in the yield on the Company’s loan portfolio, interest income growth was slowed in the current year by a decrease in yield on the Company’s loss share receivable.

Driven by a decrease of 43 basis points in the rate paid on interest-bearing liabilities during the six months ended June 30, 2011, interest expense decreased $17.6 million, or 29.7%, from the six months ended June 30, 2010. The decrease in interest expense on the Company’s long-term debt was a result of a $268.1 million decrease in average long-term debt from the second quarter of 2010 and a rate decrease of 76 basis points. Despite an increase of $65.3 million in average interest-bearing deposits, interest expense on the Company’s deposits decreased $12.0 million, or 24.5%, from the first six months of 2010, as the average rate paid on these deposits decreased 35 basis points to 1.06% for the six months of 2011.

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

On a consolidated basis, the Company recorded a provision for loan losses of $10.0 million for the three months ended June 30, 2011, a decrease of $2.9 million, or 22.5%, from the second quarter of 2010. The Company’s provision of $10.0 million was recorded to replace net chargeoffs taken on the Company’s non-covered loan portfolio during the three months ended June 30, 2011 of $1.9 million, as an additional provision on covered assets of $2.6 million to account for a change in expected cash flow on a limited number of loan pools, to record $4.8 million to cover non-acquisition loan growth, and to record $0.7 million to account for a net deterioration in asset quality. The decrease in the provision from the prior year is partially the result of an improvement in overall asset quality over the past 12 months, but also a result of a decrease in net chargeoffs between the two periods. The provision allocated to net chargeoff replacement for the three months ended June 30, 2011 was $4.1 million lower than for the same quarter of 2010.

For the six months ended June 30, 2011, the provision for loan losses was $15.5 million, 40.8% lower than for the six-month period ended June 30, 2010. The $10.6 million decrease from 2010 was primarily the result of a decrease of $10.3 million in net chargeoffs, as well as a $3.0 million decrease in the provision recorded on the Company’s covered loan portfolio to account for a change in expected cash flow on certain loan pools. Offsetting these decreases was a $6.9 million increase in provision over the prior year for loan growth.

As part of the total $11.1 million provision recorded on the non-covered loan portfolio during the six months ended June 30, 2011, $3.0 million was recorded to account for a change in asset quality. Non-covered loans past due in the consolidated loan portfolio totaled $125.0 million at June 30, 2011, an increase of $60.8 million from December 31, 2010. Past due loans, including nonaccrual loans, were 2.16% of total loans (before acquired loan discount adjustments) at June 30, 2011, a 72 basis point increase from December 31, 2010. Although a significant portion of the increase in non-covered past due loans during the year was a result of acquired impaired loans from OMNI and Cameron, which the Company accounts for under ASC 310-30, the change in asset quality warranted additional provision expense in the current period.

Net charge-offs on the consolidated portfolio were $1.7 million for the second quarter of 2011, or an annualized chargeoff percentage of 0.10%. The net charge-offs were a result of $6.0 million in charge-offs and $5.0 million in recoveries for the second quarter of 2011. Annualized net charge-offs for the second quarter of 2010 were 0.44% of the consolidated loan portfolio, and were a result of charge-offs of $7.8 million and recoveries of $1.6 million.

The Company believes the allowance was adequate at June 30, 2011 to cover probable losses in the Company's loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, increased 10 basis points from 2.26% at December 31, 2010 to 2.36% at June 30, 2011.

Excluding loans covered by the FDIC loss share agreements, the Company’s allowance was 1.26% of non-covered loans at June 30, 2011. Excluding acquired OMNI and Cameron loans accounted for in accordance with ASC 310-30, the Company’s allowance on its non-covered loans would have been 1.47% of total non-covered loans, two basis points above December 31, 2010. On the same basis, the Company’s allowance at June 30, 2011 was 75.0% of total nonperforming loans. Excluding loans accounted for under ASC 310-30, the Company’s allowance for loan losses on its non-covered loans would cover nonperforming loans 90.5%. The ratios compare favorably to December 31, 2010 ratios of 1.40% of total non-covered loans and 122.6% of nonperforming loans.

Noninterest Income

The Company’s operating results included noninterest income of $31.0 million for the three months ended June 30, 2011, $0.3 million, or 0.9%, higher than the $30.7 million earned for the same period in 2010. For the first six months of 2011, noninterest income increased 0.4% from the same six month period in 2010. The following table illustrates the primary components of noninterest income for the periods indicated.

NONINTEREST INCOME

	Three Months Ended			Six Months Ended
			Percent			Percent
	June 30,		Increase	June 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)

Service charges on deposit accounts	$6,343	$6,376	(0.5)%	$11,855	$12,277	(3.4)%
ATM/debit card fee income	2,966	2,557	16.0	5,879	4,882	20.4
Income from bank owned life insurance	748	717	4.2	1,473	1,426	3.3
Gain on sale of loans, net	9,389	10,625	(11.6)	18,281	17,999	1.6
Gain (loss) on sale of assets	84	(113)	174.3	(27)	(179)	84.9
Gain on sale of investments, net	1,428	60	2,270.1	1,476	983	50.2
Gain on acquisitions	—	—	—	—	3,781	(100.0)
Title revenue	4,492	4,813	(6.7)	8,302	8,516	(2.5)
Broker commission income	2,624	1,671	57.0	5,266	2,883	82.6
Other income	2,914	3,998	(27.1)	6,778	6,489	4.5

Total noninterest income	$30,988	$30,704	0.9%	$59,283	$59,057	0.4%

Service charges on deposit accounts decreased less than 1% in the second quarter compared to the same period last year, and 3.4%, or $0.4 million, for the year-to-date period, due primarily to a $0.9 million decrease in non-sufficient fund (“NSF”) fees. These NSF fees are lower for the current three- and six-month periods as a result of a decrease in average NSF balances when compared to the same periods of 2010. Analysis and service fees from the Company’s customer base remained consistent with the comparable 2010 period.

ATM/debit card fee income for the quarter increased $0.4 million and $1.0 million for the three-and six-month periods, respectively, over the comparable 2010 periods primarily due to the expanded cardholder base and increased usage by customers.

Income earned from bank owned life insurance increased slightly during the first six months of 2011, consistent with market performance and current yields. The additional policies acquired from OMNI and Cameron in the second quarter of 2011 contributed to higher revenue over the comparable 2010 periods.

Improved margin on the sales of mortgage loan originations, fueled in part by loan refinancings, increased gains on sales of loans $0.3 million during 2011. Proceeds from mortgage loan sales during the first six months of 2011 were $670.1 million.

A $0.1 million gain on sales of assets was recorded in 2011. The gain was primarily from the disposal of former bank property and equipment no longer in use. The loss taken on the sale of assets in 2010 was primarily the result of the disposal of automobiles at the former Orion branches.

Gains on sales of investments increased $1.4 million during the three months ended June 30, 2011 and $0.5 million during the first six months of 2011 when compared to 2010, as sales volume increased from the same period of 2010. There were no significant sales of investment securities during the second quarter of 2010. Gains were recorded on the sale of $21.0 million in securities in the current year, compared to the sale of $33.9 million in agency and mortgage-backed securities.

The Company recorded a gain of $3.8 million during 2010 on the FDIC-assisted Orion transaction from 2009 due to additional settlement items with the FDIC. There were no gains on acquisitions recorded during the first six months of 2011.

As a result of a decrease in title insurance activity, title income decreased $0.3 million during the quarter.

Broker commissions increased $0.9 million, or 57.0%, compared to the second quarter of 2010, and increased $2.4 million, or 82.6%, from the comparable six-month period of 2010. The increase is a result of the Company’s expanded client base, including the current year’s expansion in Arkansas and Florida. Broker commissions during 2011 also include income from the Company’s issuance of an equity-linked CD product, which commenced in July 2010.

Other noninterest income decreased $1.1 million for the second quarter of 2011 when compared to the same period of 2010, but increased $0.3 million in the current six-month period. The decrease in quarter-to-date income was a result of a decrease in noninterest loan income generated from the Company’s covered loans. The increase in year-to-date income was primarily the result of additional income from the Company’s investment in new market tax credit entities. In addition to the tax credits the Company receives, income is generated on the investment the Company has made in these entities. Other noninterest income in 2011 was also positively impacted by additional higher trust department income, which can be attributed to the increased customer base and growth of the business.

Noninterest Expense

The Company’s operating results for the three months ended June 30, 2011 include noninterest expenses of $92.7 million, $16.9 million above the same period in 2010. For the six months ended June 30, 2011, noninterest expenses of $174.4 million were 22.2% higher than the same period of 2010. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions and product expansion have caused related increases in several components of noninterest expense.

The following table illustrates the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
			Percent			Percent
	June 30,		Increase	June 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)

Salaries and employee benefits	$46,048	$39,578	16.3%	$89,678	$75,390	19.0%
Occupancy and equipment	12,067	8,121	48.6	21,179	15,714	34.8
Franchise and shares tax	1,018	916	11.2	1,999	1,496	33.6
Communication and delivery	2,495	2,377	5.0	5,023	4,764	5.4
Marketing and business development	2,718	1,482	83.4	4,804	2,938	63.5
Data processing	4,755	3,333	42.7	7,774	6,161	26.2
Printing, stationery and supplies	807	794	1.7	1,637	1,511	8.3
Amortization of acquisition intangibles	1,183	1,269	(6.8)	2,352	2,279	3.2
Professional services	4,228	4,209	0.5	7,355	7,746	(5.0)
Other expenses	17,387	13,696	26.9	32,638	24,776	31.7

Total noninterest expense	$92,706	$75,775	22.3%	$174,439	$142,775	22.2%

Salaries and employee benefits increased $6.5 million during for the second quarter of 2011 and $14.3 million for the year over the comparable periods in 2010. The increases were primarily the result of increased staffing due to the growth of the Company. 2011 expenses include the full impact of additional Sterling personnel, as well as personnel from the Company’s new branches. Expense for second quarter and year-to-date 2011 periods also include one month of salaries and employee benefits expense from the former OMNI and Cameron employees. Salaries and employee benefits in 2011 also included increased share-based incentive compensation due to additional restricted stock, phantom stock, and option grants in 2010 and 2011.

Occupancy and equipment expense increased $3.9 million during the second quarter and $5.5 million for the first six months of 2011 over the comparable 2010 periods due primarily to the cost of facilities associated with the Company’s expansion. These increased costs include repairs and maintenance on branches, depreciation, utilities, rentals and property taxes. Occupancy expense for 2011 include $1.2 million and $1.4 million of acquisition-related expenses during the three- and six-month periods ended June 30, 2011, respectively, which include the full expensing of vacated lease liabilities acquired from OMNI and Cameron. Similar expenses were only $0.1 million for the same periods of 2010.

Franchise and shares tax expense increased $0.1 million during the second quarter of 2011 and $0.5 million during the current year over 2010. This increase in 2011 was due to an increase in shares tax expense as a result of a higher assessment base for the shares tax calculation for IBERIABANK. The higher assessment resulted from increased equity at IBERIABANK at the end of December 31, 2010 when compared to the previous year.

The Company’s expansion in 2010 led to an increase in communication and delivery and printing and supplies expenses. Communication and delivery expenses increased 5.4%, or $0.3 million, from the first six months of 2010 to the same period of 2011. The increase in these expenses was a result of higher postage expenses from customer mailings. In addition, postage and courier expenses increased as a result of the increase in the Company’s number of branches and locations across multiple states. Data line and telephone expenses were also higher in 2011 as a result of the expanded Company footprint.

Data processing charges increased $1.4 million and $1.6 million for the three- and six-month periods, respectively, over the comparable periods of 2010, as the size of the Company has led to higher processing volume and additional maintenance expenses. Acquisition-related data processing charges totaled $2.2 million and $2.7 million for the three- and six-month periods ended June 30, 2011, an increase of $1.4 million and $1.5 million over the comparable 2010 periods. Acquisition-related expenses include system conversion and integration expenses.

Marketing and business development expenses increased $1.2 million during the second quarter of 2011 and $1.9 million in the current year-to-date period over 2010 as a result of additional expenses associated with business development and community relations. The Company continues to aggressively market itself in its newer markets, including those in Florida, Alabama, and Texas. During 2011, the Company also incurred acquisition-related costs of $0.6 million during 2011 related to the Company’s OMNI and Cameron acquisitions. The $0.6 million is an increase of $0.3 million, or 84.5%, from the first six months of 2010.

The core deposit intangible assets created in the Sterling, OMNI, and Cameron acquisitions in 2010 and 2011 contributed to the $0.1 million increase in amortization expense of the Company’s intangible assets in the six-month period of 2011 when compared to 2010. For the three months ended June 30, 2011, amortization expense is $0.1 million lower than the three months ended June 30, 2010 as a result of the completion of amortization related to the LBA and Alliance Bank core deposit intangible assets in the first quarter of 2011. Total quarterly amortization of these assets was $0.1 million in previous periods.

Despite the growth of the Company over the past 12 months, professional services expense was $0.4 million lower for the current six-month period compared to the same period last year and was consistent between the current and prior second quarters. The decrease for the six months ended June 30, 2011 compared to the previous year was primarily a result of legal, audit and consulting expenses incurred as part of the Company’s acquisitions. Merger-related professional services were $1.4 million, or 42.4%, higher during the first six months of 2010 when compared to the first six months of 2011. Given the timing of the recent OMNI and Cameron acquisitions at the end of the second quarter, the Company anticipates additional acquisition-related costs will be incurred during the third quarter of 2011 as it relates to the these acquisitions.

In 2011, other noninterest expenses increased $3.7 million over the first three months of 2010 and $7.9 million over the first six months of 2010. The year-to-date increase is a result of a $1.5 million, or 27.9%, increase in credit and other loan-related expenses due to the expanded size of the loan portfolio and the number of loans with noted credit issues. The increase in credit-related expenses stems primarily from the Company’s covered loan portfolio. The credit quality issues inherent in the portfolio covered by loss share agreements with the FDIC drove appraisal and inspection, collections, and credit bureau expenses higher in 2011.

Net costs of OREO properties also increased $1.1 million (103.0%) and $2.2 million (132.0%) for the three- and six-month periods of 2011 over 2010, as write-downs taken on OREO properties increased $1.3 million for the second quarter of 2011 and $2.0 million for the first six months of 2011. The second quarter of 2011 includes $0.3 million in write-downs of former bank properties. For the six months of 2011, former bank property write-downs were $0.4 million. There were no similar write-downs of bank properties during the first six months of 2010. Gains on the sale of OREO properties in both the second quarter and for 2011 in total offset the write-downs recorded. During the second quarter of 2011, gains on the sale of OREO properties increased $0.5 million from the comparable 2010 period. For the year, gains were $0.1 million higher than in 2010. The remaining increase in net OREO expenses was a result of additional property taxes, insurance, and appraisal fees on these properties, driven primarily by the additional properties in the portfolio during the current year.

Outsourced operations increased $0.3 million and $0.7 million for the quarter- and year-to-date periods over 2010 at the Company’s wealth management subsidiary as operating activities increased in the latter part of 2010 and into 2011.

The most significant reason for the increase in other operating expenses over the periods ended June 30, 2010 was a result of the $2.8 million potential settlement liability recorded in the Company’s financial statements for the periods ended June 30, 2011. The settlement was related to two class action lawsuits related to overdraft fees for electronic transfers in a high to low processing sequence on the posting of items for processing. The Company’s practice of sorting these items is a common practice in the industry, and although the Company maintains its position, management feels the negotiated settlement saves the potential costs of protracted litigation and avoids any misunderstanding with clients. For additional information on the potential settlement and its effect on the unaudited consolidated financial statements, see Note 12 to these financial statements.

Income Taxes

Income tax expense decreased $4.3 million, or 127.9%, for the three months ended June 30, 2011 to a tax benefit of $0.9 million, compared to a tax expense of $3.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, income tax expense decreased $3.4 million, or 44.5%, to $4.3 million, from $7.7 million in 2010. The effective tax rate was a benefit of 21.8% for the three months ended June 30, 2011 and an expense of 27.4% of earnings before taxes for the three months ended June 30, 2010. For the corresponding six-month periods, the Company’s effective tax rates were 17.7% and 26.0%. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits taken.

The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current quarter and year-to-date period is lower than in the corresponding periods of 2010 as a result of the effect of the Company’s investment in tax credits on earnings before taxes. Income tax expense is calculated on annualized year-to-date income earnings before tax. The decrease in earnings in the current periods increases the effect the Company’s tax credits has on the calculation of income tax expense.

The Company’s consolidated effective tax rates were also positively impacted in the current year by the Company’s Lenders Title and ICP subsidiaries, as well as the holding company, as these entities all had income tax benefits during the first and second quarters of 2011 from net losses for the periods. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the tax credit mentioned previously) and thus the consolidated effective tax rate has decreased 31.9% when compared to the prior year.

LIQUIDITY

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2011 totaled $2.1 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash outflows totaled $76.0 million for the six months ended June 30, 2011, a decrease of $1.0 billion from net cash inflow of $949.3 million for the six months ended June 30, 2010.

The following table summarizes the Company’s cash flows for the periods indicated.

CASH FLOW ACTIVITY BY TYPE

	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010

Cash flow provided by operations	$42,598	$230,571
Cash flow provided by investing activities	19,338	89,553
Cash flow provided by (used in) financing activities	(137,910)	629,215

Net (decrease) increase in cash and cash equivalents	$(75,974)	$949,339

The Company had operating cash inflow of $42.6 million during the six months ended June 30, 2011, $188.0 million lower than in the same period of 2010. Operating cash flow in the current year was positively affected by net income of $19.8 million and net cash inflow from mortgage loans of $8.4 million. Operating cash flow in 2010 was positively affected by a decrease in other assets (primarily fed funds sold) from the prior year.

Cash flow from investing activities decreased $70.2 million during the six months ended June 30, 2011 when compared to the same period of 2010, primarily due to a decrease in cash reimbursements from the FDIC of $121.9 million and a net cash outflow from loans of $276.0 million. Operating cash flow in 2010 was negatively affected by $153.9 million in net cash outflow for investment security purchases. During 2010, the Company used a portion of its available cash to invest in higher-yielding earning assets. For the six months ended June 30, 2011, net cash inflow from investment security activity was $130.3 million, $284.1 million higher than in the same period of 2010. Also positively affecting current year cash flow was net cash received in excess of cash paid for acquisitions of $80.5 million.

Net financing cash flows decreased $767.1 million during the six months ended June 30, 2011 when compared to 2010, primarily due to a decrease in cash from customer deposits of $42.6 million in the current year, which results in a $571.2 million difference in net deposit cash flow between the two periods. The decrease in customer deposits during 2011 was primarily the result of the maturities of higher-priced certificates of deposit that were not renewed. These deposits were located primarily in the Company’s Florida markets and were acquired in the 2009 and 2010 Florida acquisitions. Also contributing to the difference in financing cash flows were proceeds received from the Company’s common stock offering in March 2010 of $329.0 million. The Company’s issuance of shares for the OMNI and Cameron acquisitions in 2011 had no effect on cash flow.

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

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2011, the Company had $307.7 million of outstanding advances from the FHLB of Dallas. Additional advances available at June 30, 2011 from the FHLB amounted to $1.1 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $115.0 million in the form of federal funds and other lines of credit. At June 30, 2011, there was no balance outstanding on these lines and all of the funding was available to the Company.

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

Included in the modeling are instantaneous parallel rate shift scenarios that are utilized to establish exposure limits. These scenarios are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount, rather than a gradual rate shift over a period of time that has traditionally been more realistic.

The Company’s interest rate risk model indicated that the Company was slightly asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2011, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	2.1%
+100	0.7
- 100	0.8
- 200	0.1

The influence of using the forward curve as of June 30, 2011 as a basis for projecting the interest rate environment would approximate a 0.3% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The rate environment is a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching a then-low of 1.00% in mid-2003. The targeted fed funds rate decreased three times in 2007 by 100 total basis points and ended 2007 at 4.25%. In response to growing concerns about the banking industry and customer liquidity, the fed funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The fed funds rate remained at 0.25% through June 30, 2011. The decrease in the fed funds rate has resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any flattening of the yield curve will exert downward pressure on the net interest margin and net interest income.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the rate risk associated with longer duration assets in the current low rate environment. As of June 30, 2011, 49% of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are not sensitive to changes in interest rates. At June 30, 2011, 68.8% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 64.1% at December 31, 2010. Noninterest-bearing transaction accounts totaled 14.6% of total deposits at June 30, 2011, compared to 11.1% of total deposits at December 31, 2010.

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

Quantitative and qualitative disclosures about market risk are presented at December 31, 2010 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2011. Additional information at June 30, 2011 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934) as of June 30, 2011 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include review of internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. During the most recent fiscal quarter, the Company implemented a change in the internal controls over financial reporting that is reasonably likely to materially affect overall internal control over financial reporting.

In the current fiscal quarter, the Company implemented a new loss share accounting system to track and review its acquired loans subject to reimbursement from the FDIC based on loss share agreements. Although the implementation of the new system does not change the Company’s accounting for the loans that are covered by loss share agreement, the system enhances the Company’s internal controls over financial reporting by providing the Company a more robust accounting model to track, review and report information on these loans. This change in internal control implemented in the current quarter was not a result of an identified material weakness in internal control. This change in internal control has been included in the Company’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011 and as a result its conclusion on the overall effectiveness of internal controls at June 30, 2011.

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

See “Legal Proceedings” in Note 12 – Commitments and Contingencies” to the Unaudited Consolidated Financial Statements, which is incorporated by reference in this Item I, for litigation disclosure that supplements the “Legal Proceedings” disclosure in Note 20 – Commitments and Contingencies to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

IBERIABANK Corporation

Date: August 9, 2011	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer