Form 10-Q/A
period 2011-06-30
IBERIABANK CORP
filed 2011-09-07
CIK 933141

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is solely to furnish Exhibit No. 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit No. 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files attached as Exhibit No. 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 101.INS	XBRL Instance Document **

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema **

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

Exhibit No. 101.DEF	XBRL Taxonomy Definition Linkbase **

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Previously filed.
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date:	September 7, 2011	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	September 7, 2011	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer