Form 10-Q
period 2011-09-30
IBERIABANK CORP
filed 2011-11-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 4, 2011, the Registrant had 29,355,092 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	(unaudited) September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$206,464	$94,941
Interest-bearing deposits in banks	263,924	242,837

Total cash and cash equivalents	470,388	337,778
Fed funds sold	—	9,038
Securities available for sale, at fair value	1,776,827	1,729,794
Securities held to maturity, fair values of $286,281 and $291,994, respectively	280,533	290,020
Mortgage loans held for sale	131,726	83,905
Loans covered by loss share agreement	1,377,765	1,582,747
Non-covered loans, net of unearned income	5,848,559	4,452,585

Total loans, net of unearned income	7,226,324	6,035,332
Allowance for loan losses	(175,320)	(136,100)
Loans, net	7,051,004	5,899,232
FDIC loss share receivable	601,862	726,871
Premises and equipment, net	280,709	208,403
Goodwill	350,147	234,228
Other assets	585,666	507,497

Total Assets	$11,528,862	$10,026,766

Liabilities
Deposits:
Noninterest-bearing	$1,414,520	$878,768
Interest-bearing	7,775,509	7,036,338

Total deposits	9,190,029	7,915,106
Short-term borrowings	214,824	220,328
Long-term debt	461,982	432,251
Other liabilities	189,786	155,624

Total Liabilities	10,056,621	8,723,309

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 31,163,070 and 28,079,841 shares issued, respectively	31,163	28,080
Additional paid-in-capital	1,135,238	956,864
Retained earnings	368,766	361,055
Accumulated other comprehensive income	23,216	14,680
Treasury stock at cost - 1,830,214 and 1,205,228 shares, respectively	(86,142)	(57,222)

Total Shareholders’ Equity	1,472,241	1,303,457

Total Liabilities and Shareholders’ Equity	$11,528,862	$10,026,766

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$101,142	$89,632	$309,708	$260,403
Mortgage loans held for sale, including fees	1,033	1,499	2,747	3,205
Investment securities:
Taxable interest	11,399	11,683	34,939	34,026
Tax-exempt interest	1,912	1,100	4,048	3,324
Accretion (amortization) of FDIC loss share receivable	(2,602)	(5,025)	(42,831)	(4,405)
Other	546	929	1,380	2,102

Total interest and dividend income	113,430	99,818	309,991	298,655

Interest Expense
Deposits	17,723	24,798	54,784	73,864
Short-term borrowings	154	233	422	623
Long-term debt	3,118	4,854	7,636	14,890

Total interest expense	20,995	29,885	62,842	89,377

Net interest income	92,435	69,933	247,149	209,278
Provision for loan losses	6,127	5,128	21,589	31,227

Net interest income after provision for loan losses	86,308	64,805	225,560	178,051

Noninterest Income
Service charges on deposit accounts	7,448	6,085	19,303	18,361
ATM/debit card fee income	3,132	2,562	9,011	7,444
Income from bank owned life insurance	924	726	2,397	2,153
Gain on sale of loans, net	13,438	13,518	31,719	31,517
Gain on acquisitions	—	—	—	3,781
Title income	4,900	4,852	13,202	13,368
Broker commissions	2,501	2,320	7,767	5,204
Other income	4,777	6,718	13,004	14,009

Total noninterest income	37,120	36,781	96,403	95,837

Noninterest Expense
Salaries and employee benefits	52,679	40,932	142,356	116,323
Occupancy and equipment	14,017	8,779	35,196	24,493
Franchise and shares tax	1,156	669	3,155	2,165
Communication and delivery	3,327	2,331	8,350	7,095
Marketing and business development	2,170	1,545	6,974	4,483
Data processing	2,988	2,969	10,762	9,130
Printing, stationery and supplies	820	728	2,457	2,239
Amortization of acquisition intangibles	1,385	1,316	3,737	3,595
Professional services	3,427	2,321	10,782	10,066
Other expenses	17,597	18,781	50,235	43,556

Total noninterest expense	99,566	80,371	274,004	223,147

Income before income tax expense	23,862	21,215	47,959	50,741
Income tax expense	6,563	7,275	10,827	14,958

Net Income	$17,299	$13,940	$37,132	$35,783

Earnings Available to Shareholders - Basic	$17,299	$13,940	$37,132	$35,783

Earnings Allocated to Unvested Restricted Stock	(307)	(288)	(682)	(716)

Earnings Available to Shareholders - Diluted	$16,992	$13,652	$36,450	$35,067

Earnings per share - Basic	$0.58	$0.52	$1.31	$1.41

Earnings per share - Diluted	$0.58	$0.52	$1.31	$1.40

Cash dividends declared per common share	$0.34	$0.34	$1.02	$1.02

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2009	$22,107	$632,086	$341,621	$22,416	$(64,015)	$954,215
Comprehensive income:
Net income			35,783			35,783
Change in unrealized gain on securities available for sale, net of taxes				9,621		9,621
Change in fair value of derivatives used for cash flow hedges, net of taxes				(8,042)		(8,042)

Total comprehensive income						37,362
Cash dividends declared, $1.02 per share			(27,358)			(27,358)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 152,402 shares		(561)			1,245	684
Common Stock Issued, 5,973,182 shares	5,973	323,007				328,980
Common stock issued for recognition and retention plan, net of shares forfeited		(5,402)			5,402	—
Share-based compensation cost		5,865				5,865

Balance, September 30, 2010	$28,080	$954,995	$350,046	$23,995	$(57,368)	$1,299,748

Balance, December 31, 2010	$28,080	$956,864	$361,055	$14,680	$(57,222)	$1,303,457
Comprehensive income:
Net income			37,132			37,132
Change in unrealized gain on securities available for sale, net of taxes				19,236		19,236
Change in fair value of derivatives used for cash flow hedges, net of taxes				(10,700)		(10,700)

Total comprehensive income						45,668
Cash dividends declared, $1.02 per share			(29,421)			(29,421)
Reissuance of treasury stock under incentive compensation plans, net of shares surrendered in payment, including tax benefit, 275,014 shares		(1,247)			7,076	5,829
Common stock issued for acquisitions, 3,083,229 shares	3,083	178,057				181,140
Common stock issued for recognition and retention plan, net of shares forfeited		(5,390)			5,390	—
Treasury stock acquired at cost, 900,000 shares					(41,386)	(41,386)
Share-based compensation cost		6,954				6,954

Balance, September 30, 2011	$31,163	$1,135,238	$368,766	$23,216	$(86,142)	$1,472,241

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For The Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$37,132	$35,783

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,670	7,975
Amortization of purchase accounting adjustments	(21,494)	(51,771)
Provision for loan losses	21,589	31,227
Noncash compensation expense	6,954	5,865
Loss on impaired securities	—	517
(Gain) loss on sale of assets	(275)	464
Gain on sales and calls of investments	(2,682)	(5,158)
Gain on sale of OREO	(1,745)	—
Gain on acquisitions	—	(3,781)
Amortization of premium/discount on investments	13,264	10,204
(Benefit) Provision for deferred income taxes	756	3,624
Mortgage loans held for sale
Originations and transfers	(1,146,767)	(1,256,416)
Proceeds from sales	1,134,050	1,183,332
Gain on sale of loans, net	(31,719)	(31,517)
Excess tax benefits from share-based payment arrangements	(1,416)	(615)
(Increase) decrease in other assets	(27,505)	85,639
Other operating activities, net	(3,958)	(17,434)

Net Cash Used in Operating Activities	(14,146)	(2,062)

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	114,588	214,787
Proceeds from maturities, prepayments and calls of securities available for sale	440,694	446,565
Purchases of securities available for sale	(268,880)	(854,208)
Proceeds from maturities, prepayments and calls of securities held to maturity	21,659	31,333
Purchases of securities held to maturity	(11,886)	(92,186)
FDIC Reimbursement of recoverable covered asset losses	132,353	312,583
(Increase) decrease in loans receivable, net	(322,174)	193,000
Proceeds from sale of premises and equipment	2,474	456
Purchases of premises and equipment	(34,697)	(27,466)
Proceeds from disposition of real estate owned	51,468	32,903
Investment in new market tax credit entities	(9,425)	—
Cash received in excess of cash paid in acquisition	80,490	24,134
Other investing activities, net	18,798	1,250

Net Cash Provided by Investing Activities	215,462	283,151

Cash Flows from Financing Activities
Increase in deposits	75,049	434,902
Net change in short-term borrowings	(43,933)	25,897
Proceeds from long-term debt	2,920	45,233
Repayments of long-term debt	(38,600)	(363,226)
Dividends paid to common shareholders	(28,585)	(25,275)
Proceeds from issuance of treasury stock for stock options exercised	5,978	1,406
Payments to repurchase common stock	(42,951)	(1,336)
Common stock issued	—	328,980
Excess tax benefit from share-based payment arrangements	1,416	615

Net Cash (Used in) Provided by Financing Activities	(68,706)	447,196

Net Increase in Cash and Cash Equivalents	132,610	728,285
Cash and Cash Equivalents at Beginning of Period	337,778	175,397

Cash and Cash Equivalents at End of Period	$470,388	$903,682

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$85,245	$22,275

Common stock issued in acquisition	$181,140	$—

Exercise of stock options with payment in company stock	$378	$—

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$63,543	$91,403

Income taxes, net	$35,545	$15,908

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

Segments

In prior years, the Company strategically managed and reported the results of its business through three operating segments: IBERIABANK, IBERIABANK fsb, and LTC. The Company’s IBERIABANK and IBERIABANK fsb segments offered commercial and retail banking products and services to customers throughout locations in six states. IBERIABANK provided these products and services in Louisiana, Alabama, and Florida, while IBERIABNK fsb provided similar services in Arkansas, Tennessee, and Texas. As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the Board of Governors of the Federal Reserve System (the “FRB”), IBERIABANK’s primary federal regulator. As a federal savings association, IBERIABANK fsb was subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”).

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

ASU No. 2010-20, ASU No. 2011-01, and ASU No. 2011-02

In 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which required the Company to provide new disclosures in its financial statements to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio. The additional disclosures required are incorporated in Notes 6 and 7 in these unaudited consolidated financial statements.

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, that temporarily delayed the effective date of the disclosures about troubled debt restructurings (“TDRs”) that are included in ASU No. 2010-20. The TDR disclosure guidance is effective beginning with the Company’s current interim period ended September 30, 2011. The enhanced disclosures required are incorporated in Note 6 in these unaudited consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies the evaluation criteria a creditor should use when evaluating whether a credit restructuring constitutes a troubled debt restructuring. In order to be a troubled debt restructuring, a creditor must separately conclude that a) the restructuring constitutes a concession and b) the debtor is experiencing financial difficulties. The ASU further clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The Company adopted the provisions of this ASU in the previous quarter. Although the adoption of the ASU did not have a material impact on the Company’s identified TDRs in these unaudited consolidated financial statements, the clarification in this ASU may result in the Company identifying more loan modifications as troubled debt restructurings in future periods, which may impact the Company’s provision for loan losses and allowance for loan losses in future periods.

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

The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Income available to common shareholders	$17,299,000	$13,940,000	$37,132,000	$35,783,000
Distributed and undistributed earnings to unvested restricted stock	(311,000)	(289,000)	(695,000)	(719,000)

Distributed and undistributed earnings to common shareholders – Basic(1)	16,988,000	13,651,000	36,437,000	35,064,000
Undistributed earnings reallocated to unvested restricted stock	4,000	1,000	13,000	3,000

Distributed and undistributed earnings to common shareholders – Diluted	$16,992,000	$13,652,000	$36,450,000	$35,067,000

Weighted average shares outstanding- Basic(3)	29,908,906	26,840,723	28,239,856	25,307,923
Weighted average shares outstanding- Diluted	29,472,519	26,460,084	27,901,360	25,023,012

Earnings per common share – Basic(1)	$0.58	$0.52	$1.31	$1.41
Earnings per common share - Diluted	$0.58	$0.52	$1.31	$1.40
Earnings per unvested restricted stock share – Basic (2)	$0.59	$0.52	$1.44	$1.43
Earnings per unvested restricted stock share - Diluted	$0.59	$0.52	$1.41	$1.42

(1)	Total earnings available to common shareholders include distributed earnings of $9,794,000, or $0.33 per weighted average share, and undistributed earnings of $7,194,000, or $0.25 per weighted average share for the three months ended September 30, 2011. Total earnings available to common shareholders include distributed earnings of $8,947,000, or $0.34 per weighted average share, and undistributed earnings of $4,704,000, or $0.18 per weighted average share for the three months ended September 30, 2010. Total earnings available to common shareholders include distributed earnings of $28,870,000, or $1.04 per weighted average share, and undistributed earnings of $7,567,000, or $0.27 per weighted average share for the nine months ended September 30, 2011. Total earnings available to common shareholders include distributed earnings of $26,817,000 or $1.08 per weighted average share, and undistributed earnings of $8,247,000, or $0.33 per weighted average share for the nine months ended September 30, 2010.
(2)	Total earnings available to unvested restricted stock include distributed earnings of $179,000, or $0.34 per weighted average share, and undistributed earnings of $132,000 or $0.25 per weighted average share, under the two-class method for the three months ended September 30, 2011. Total earnings available to unvested restricted stock include distributed earnings of $189,000, or $0.34 per weighted average share, and undistributed earnings of $100,000, or $0.18 per weighted average share, under the two-class method for the three months ended September 30, 2010. Total earnings available to unvested restricted stock include distributed earnings of $551,000, or $1.14 per weighted average share, and undistributed earnings of $145,000 or $0.30 per weighted average share, under the two-class method for the nine months ended September 30, 2011. Total earnings available to unvested restricted stock include distributed earnings of $550,000, or $1.09 per weighted average share, and undistributed earnings of $169,000 or $0.34 per weighted average share, under the two-class method for the nine months ended September 30, 2010.
(3)	Weighted average basic shares outstanding include 523,964 and 554,125 shares of unvested restricted stock for the three months ended September 30, 2011 and 2010, respectively, and 483,279 and 503,759 shares of unvested restricted stock for the nine months ended September 30, 2011 and 2010, respectively.

For the three-month periods ended September 30, 2011 and 2010, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 578,049 and 581,444, respectively, and (b) the weighted average shares in Treasury Stock of 1,200,080 and 1,211,799 respectively. For the nine-month periods ended September 30, 2011 and 2010, the calculations for basic shares outstanding exclude: (a) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 571,068 and 559,114, respectively, and (b) the weighted average shares in Treasury Stock of 1,130,049 and 1,272,497, respectively.

The effect from the assumed exercise of 554,240 and 530,308 stock options was not included in the computation of diluted earnings per share for the quarters ended September 30, 2011 and 2010, respectively, because such amounts would have had an antidilutive effect on earnings per share. The effect from the assumed exercise of 443,012 and 462,515 stock options was not included in the computation of diluted earnings per share for the nine months ended September 30, 2011 and 2010, respectively, because such amounts would also have had an antidilutive effect on earnings per share.

Note 4 – Acquisition Activity

OMNI BANCSHARES, Inc.

On May 31, 2011, the Company acquired OMNI BANCSHARES, Inc. (“OMNI”), the holding company of OMNI BANK, headquartered in Metairie, Louisiana with 14 offices in the New Orleans and Baton Rouge, LA markets. The Company acquired OMNI in order to further expand its banking operations into the New Orleans Metropolitan area. The Company acquired all of the outstanding common stock of the former OMNI shareholders for total consideration of $46,407,000, which resulted in preliminary goodwill of $64,571,000, as shown in the following table:

(dollars in thousands)	Number of Shares	Amount
Equity Consideration
Common Stock issued	698,768	$41,053
Options issued	41,979	513

Total Equity Consideration		$41,566

Non-Equity Consideration
Change in Control Payments		$4,832
Cash		9

Total Non-Equity Consideration		$4,841

Total Consideration Paid		$46,407
Fair Value of Net Liabilities Assumed including Identifiable Intangible Assets		(18,164)

Goodwill		$64,571

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

The Company’s unaudited consolidated financial statements as of and for the nine-month period ended September 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 122 days subsequent to the May 31, 2011 acquisition date. Due to the system conversion of the acquired entity during the current period and subsequent integration of the operating activities of the acquired branches into existing Company markets, disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the 122-day period.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table. The table also includes intangible assets other than goodwill created in the acquisition, namely, core deposit intangible assets.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$54,683	$—		$54,683
Investment securities	91,808	(789	) (a)	91,019
Loans	503,695	(36,761	) (b)	466,934
Other real estate owned	24,759	(2,843	) (c)	21,916
Core deposit intangible	—	829	(d)	829
Other assets	56,872	(11,571	) (e)	45,301

Total Assets	$731,817	$(51,135)		$680,682

Liabilities
Interest-bearing deposits	504,615	1,812	(f)	506,427
Noninterest-bearing deposits	129,181	—		129,181
Borrowings	58,168	196	(g)	58,364
Other liabilities	3,971	903	(h)	4,874

Total Liabilities	$695,935	$2,911		$698,846

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of OMNI’s investments to their estimated fair value based on fair values on the date of acquisition.
(b)	The adjustment represents the write down of the book value of OMNI’s loans to their estimated fair value based on current interest rates and expected cash flows which includes an estimate of expected loan losses inherent in the portfolio.
(c)	The adjustment represents the write down of the book value of OMNI’s OREO properties to their estimated fair value at the acquisition date based on their appraised value, as adjusted for costs to sell.
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be 10 years.
(e)	The adjustment represents the write down of the book value of OMNI’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.
(f)	The adjustment is necessary because the weighted average interest rate of OMNI’s CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense over the life of the portfolio, which is estimated at 60 months.
(g)	The adjustment is necessary because the interest rate of OMNI’s fixed rate borrowings exceeded current interest rates on similar borrowings.
(h)	The adjustment is necessary because the fair value of the Company’s liability under assumed lease agreements from OMNI is lower than the total cash payments remaining under the existing leases.

Cameron Bancshares, Inc.

On May 31, 2011, the Company acquired Cameron Bancshares, Inc. (“Cameron”), the holding company of Cameron State Bank, headquartered in Lake Charles, Louisiana, with 22 offices and 48 ATMs in the Lake Charles region. The Company acquired Cameron in order to expand its banking operations into the Lake Charles, Louisiana area. The Company acquired all of the outstanding common stock of the former Cameron shareholders for total consideration of $143,241,000, which resulted in preliminary goodwill of $51,296,000, as shown in the following table:

(dollars in thousands)	Number of Shares	Amount
Equity Consideration
Common Stock issued	2,384,461	$140,087
Options issued	—	—

Total Equity Consideration		$140,087

Non-Equity Consideration
Change in Control Payments		$3,144
Cash		10

Total Non-Equity Consideration		$3,154

Total Consideration Paid		$143,241
Fair Value of Net Assets Acquired including Identifiable Intangible Assets		91,945

Goodwill		$51,296

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

The Company’s unaudited consolidated financial statements as of and for the nine-month period ended September 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 122 days subsequent to the May 31, 2011 acquisition date. Due to the system conversion of the acquired entity during the current period and subsequent integration of the operating activities of the acquired branches into existing Company markets, disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the 122-day period.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table. The table also includes intangible assets other than goodwill created in the acquisition, namely, core deposit intangible assets.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$29,191	$—		$29,191
Investment securities	223,720	(35	) (a)	223,685
Loans	404,618	6,610	(b)	411,228
Other real estate owned	710	—		710
Core deposit intangible	—	5,178	(c)	5,178
Other assets	44,525	(4,175	) (d)	40,350

Total Assets	$702,764	$7,578		$710,342

Liabilities
Interest-bearing deposits	402,090	818	(e)	402,908
Noninterest-bearing deposits	164,363	—		164,363
Borrowings	46,804	2,198	(f)	49,002
Other liabilities	2,124	—		2,124

Total Liabilities	$615,381	$3,016		$618,397

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of Cameron’s investments to their estimated fair value based on fair values on the date of acquisition which includes an estimate of expected future loan losses.
(b)	The adjustment represents the write up of the book value of Cameron’s loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan losses inherent in the portfolio.
(c)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be 10 years.
(d)	The adjustment represents the write down of the book value of Cameron’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.
(e)	The adjustment is necessary because the weighted average interest rate of Cameron’s CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the life of the portfolio, which is estimated at 69 months.
(f)	The adjustment is necessary because the interest rate of Cameron’s fixed rate borrowings exceeded current interest rates on similar borrowings.

Purchase of certain assets of Florida Trust Company

On June 14, 2011, the Company purchased certain assets of the Florida Trust Company, a wholly-owned subsidiary of the Bank of Florida Corporation. Florida Trust Company operates offices in Naples and Ft. Lauderdale, Florida. Upon acquisition, the Florida Trust Company became part of the trust and asset management division of IBERIABANK.

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

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. The acquisition resulted in additional intangible assets of $1,400,000 included in the Company’s consolidated balance sheet as of September 30, 2011, of which $52,000 was goodwill.

Supplemental pro forma information

The following pro forma information for the nine months ended September 30, 2011 and 2010 reflects the Company’s estimated consolidated results of operations as if the acquisitions of OMNI, Cameron, and Florida Trust Company occurred at January 1, 2010, unadjusted for potential cost savings.

(dollars in thousands, except per share data)	2011	2010

Interest and noninterest income	$440,337	$461,142
Net income	39,646	44,239
Earnings per share – basic	1.34	1.55
Earnings per share – diluted	1.33	1.54

Note 5 – Investment Securities

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011

Securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government-sponsored enterprise obligations	368,175	6,063	(70)	374,168
Obligations of state and political subdivisions	140,227	4,803	(723)	144,307
Mortgage backed securities	1,228,229	27,753	(1,133)	1,254,849
Other securities	3,390	113	—	3,503

Total securities available for sale	$1,740,021	$38,732	$(1,926)	$1,776,827

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$180,248	$2,413	$—	$182,661
Obligations of state and political subdivisions	71,468	2,706	(81)	74,093
Mortgage backed securities	28,817	810	(100)	29,527

Total securities held to maturity	$280,533	$5,929	$(181)	$286,281

December 31, 2010

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$424,180	$2,414	$(3,794)	$422,800
Obligations of state and political subdivisions	39,896	668	(395)	40,169
Mortgage backed securities	1,255,624	19,508	(11,263)	1,263,869
Other securities	2,882	74	—	2,956

Total securities available for sale	$1,722,582	$22,664	$(15,452)	$1,729,794

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$180,479	$2,549	$(68)	$182,960
Obligations of state and political subdivisions	75,768	480	(1,728)	74,520
Mortgage backed securities	33,773	741	—	34,514

Total securities held to maturity	$290,020	$3,770	$(1,796)	$291,994

Securities with carrying values of $1,567,433,000 and $1,230,358,000 were pledged to secure public deposits and other borrowings at September 30, 2011 and December 31, 2010, respectively.

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

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
(dollars in thousands)	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
September 30, 2011
Securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government-sponsored enterprise obligations	(70)	20,383	—	—	(70)	20,383
Obligations of state and political subdivisions	(723)	2,660	—	—	(723)	2,660
Mortgage backed securities	(764)	117,114	(369)	29,523	(1,133)	146,637

Total securities available for sale	$(1,557)	$140,157	$(369)	$29,523	$(1,926)	$169,680

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	—	—	(81)	2,747	(81)	2,747
Mortgage backed securities	(100)	13,670	—	—	(100)	13,670

Total securities held to maturity	$(100)	$13,670	$(81)	$2,747	$(181)	$16,417

December 31, 2010
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(3,794)	$195,785	$—	$—	$(3,794)	$195,785
Obligations of state and political subdivisions	(395)	6,771	—	—	(395)	6,771
Mortgage backed securities	(10,678)	528,280	(585)	20,908	(11,263)	549,188

Total securities available for sale	$(14,867)	$730,836	$(585)	$20,908	$(15,452)	$751,744

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$(68)	$7,075	$—	$—	$(68)	$7,075
Obligations of state and political subdivisions	(1,526)	36,646	(202)	1,128	(1,728)	37,774
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(1,594)	$43,721	$(202)	$1,128	$(1,796)	$44,849

At September 30, 2011, 49 debt securities had unrealized losses of 1.1% of the securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis. The unrealized losses for each of the 49 securities relate to market interest rate changes. Ten of the 49 securities have been in a continuous loss position for over twelve months at September 30, 2011. These ten securities had an aggregate amortized cost basis and unrealized loss of $32,720,000 and $450,000, respectively. The ten securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals). The Fannie Mae and Freddie Mac securities are rated AAA.

At December 31, 2010, 142 debt securities had unrealized losses of 2.1% of the securities’ amortized cost basis and 0.9% of the Company’s total amortized cost basis. The unrealized losses for each of the 142 securities relate to market interest rate changes. Ten of the 142 securities had been in a continuous loss position for over twelve months. These ten securities have an aggregate amortized cost basis and unrealized loss of $22,822,000 and $787,000, respectively. The ten securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals). The Fannie Mae and Freddie Mac securities are rated AAA.

The Company assessed the nature of the losses in its portfolio as of September 30, 2011 and December 31, 2010 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

The amortized cost and estimated fair value by maturity of investment securities at September 30, 2011 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities			Securities
	Available for Sale			Held to Maturity
(dollars in thousands)	Weighted Average	Amortized	Fair	Weighted Average	Amortized	Fair
	Yield	Cost	Value	Yield	Cost	Value
Within one year or less	0.89%	$45,113	$45,325	1.29%	$21,097	$21,254
One through five years	2.37	145,380	148,696	2.24	165,975	168,407
After five through ten years	2.57	542,546	556,387	3.23	23,126	24,227
Over ten years	2.82	1,006,982	1,026,419	3.34	70,335	72,393

Totals	2.66%	$1,740,021	$1,776,827	2.53%	$280,533	$286,281

The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010

Realized gains	$1,213	$4,176	$2,640	$5,178
Realized losses	(7)	—	(7)	(20)

Net realized gains	$1,206	$4,176	$2,633	$5,158

In addition to the gains above, the Company realized certain immaterial gains on the calls of held to maturity securities.

The following is a summary of the changes in other comprehensive income (“OCI”) as a result of investment portfolio activity.

	Nine Months Ended
(dollars in thousands)	September 30, 2011	September 30, 2010

Balance at beginning of period, net	$5,310	$10,376
Unrealized gain on securities available for sale	32,227	20,476
Other-than-temporary impairment	—	(517)
Reclassification adjustment for net (gains) losses realized in net income	(2,633)	(5,158)

Net unrealized gain	29,594	14,801
Tax effect	10,358	5,180

Net of tax change	19,236	9,621

Balance at end of period, net	$24,546	$19,997

Note 6 – Loans Receivable

Loans receivable at September 30, 2011 and December 31, 2010 consist of the following:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Residential mortgage loans:
Residential 1-4 family	$511,524	$616,550
Construction/ Owner Occupied	17,256	14,822

Total residential mortgage loans	528,780	631,372

Commercial loans:
Real estate	3,335,650	2,647,107
Business	1,884,056	1,515,856

Total commercial loans	5,219,706	4,162,963

Consumer loans:
Indirect automobile	260,002	255,322
Home equity	1,022,134	834,840
Other	195,702	150,835

Total consumer loans	1,477,838	1,240,997

Total loans receivable	$7,226,324	$6,035,332

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

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding.

(dollars in thousands)	September 30,	December 31,
	2011	2010
Non-covered Loans:
Residential mortgage loans:
Residential 1-4 family	$288,009	$355,164
Construction/ Owner Occupied	17,256	14,822

Total residential mortgage loans	305,265	369,986

Commercial loans:
Real estate	2,575,603	1,781,744
Business	1,734,769	1,341,352

Total commercial loans	4,310,372	3,123,096

Consumer loans:
Indirect automobile	260,002	255,322
Home equity	779,925	555,749
Other	192,995	148,432

Total consumer loans	1,232,922	959,503

Total non-covered loans receivable	$5,848,559	$4,452,585

The following tables provide an analysis of the aging of non-covered loans as of September 30, 2011 and December 31, 2010.

	Past Due (1)
(dollars in thousands)	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount (2)	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing
September 30, 2011
Residential
Prime	$239	$1,372	$6,311	$7,922	$297,343	$—	$305,265	$488
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	3,354	100	3,060	6,514	296,714	—	303,228	112
Real Estate- Other	7,427	349	46,495	54,271	2,240,853	(22,749)	2,272,375	340
Commercial Business	7,932	3,189	44,813	55,934	1,678,835	—	1,734,769	184
Consumer
Indirect Automobile	1,154	285	1,058	2,497	257,505	—	260,002	—
Home Equity	3,392	1,286	8,315	12,993	767,092	(160)	779,925	25
Credit Card	167	112	494	773	43,937	—	44,710	—
Other	327	60	1,297	1,684	146,602	—	148,286	—

Total	$23,992	$6,753	$111,843	$142,588	$5,728,880	$(22,909)	$5,848,559	$1,149

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual loans” section below.
(2)

As discussed in Note 4 to these unaudited consolidated financial statements, the fair value of loans acquired from OMNI and Cameron is preliminary and subject to refinement in subsequent periods. Past due information includes loans acquired from OMNI and Cameron at the gross contractual balance outstanding at September 30, 2011. Inclusion of these loans on a gross basis elevates past due balances compared to December 31, 2010 and compared to the actual carrying balance of these loans.

	Past Due
(dollars in thousands)	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total loans, net of unearned income	Recorded investment > 90 days and accruing
December 31, 2010
Residential
Prime	$421	$1,002	$6,196	$7,620	$362,366	$369,986	$280
Subprime	—	—	—	—	—	—	—
Commercial

Real Estate - Construction	—	486	9,850	10,336	254,912	265,248	13
Real Estate- Other	3,568	1,975	24,788	30,331	1,486,165	1,516,496	1,018
Commercial Business	406	—	1,993	2,399	1,338,953	1,341,352	144
Consumer
Indirect Automobile	1,002	165	1,046	2,213	253,109	255,322	—
Home Equity	2,406	1,122	5,466	8,994	546,755	555,749	—
Credit Card	146	94	378	618	42,298	42,916	—
Other	361	157	1,232	1,750	103,766	105,516	—

Total	$8,310	$5,001	$50,950	$64,261	$4,388,324	$4,452,585	$1,455

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

The following table provides an analysis of non-covered loans on nonaccrual status. Nonaccrual loans in the table include loans acquired from OMNI and Cameron at their gross contractual balance outstanding at September 30, 2011.

(dollars in thousands)	September 30, 2011	December 31, 2010
Residential
Prime	$5,823	$5,916
Subprime	—	—
Commercial
Real Estate - Construction	2,948	9,837
Real Estate- Other	46,156	23,770
Business	44,629	1,849
Consumer
Indirect Automobile	1,058	1,046
Home Equity	8,289	5,466
Credit Card	494	378
Other	1,297	1,237

Total	$110,694	$49,496

Covered Loans

Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to the amount and timing of undiscounted expected principal, interest and other cash flows, as well as the appropriate discount rate. At the time of acquisition, the Company estimated the fair value of the total acquired loan portfolio by segregating the total portfolio into loan pools with similar characteristics, which included:

•	whether the loan was performing according to contractual terms at the time of acquisition,

•	the loan type based on regulatory reporting guidelines, namely whether the loan was a mortgage, consumer, or commercial loan

•	the nature of collateral,

•	the interest rate type, whether fixed or variable rate, and

•	the loan payment type, primarily whether the loan was amortizing or interest-only.

From these pools, the Company used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at least semi-annually, whether the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. During the three and nine months ended September 30, 2011, the Company increased its allowance for loan losses to reserve for estimated additional losses in a limited number of loan pools. For the nine months ended September 30, 2011, the increase in the allowance was recorded by a charge to the provision for loan losses of $4,234,000 and an increase of $30,184,000 in the indemnification asset for the portion of the losses recoverable from the FDIC in accordance with the loss sharing agreements. The Company recorded an immaterial recapture of impairment for the three months ended September 30, 2011.

The carrying amount of the acquired covered loans at September 30, 2011 and December 31, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

(dollars in thousands)	September 30, 2011
Covered loans	ASC 310-30 Loans	Non- ASC 310-30 Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$40,980	$182,535	$223,515

Total residential mortgage loans	40,980	182,535	223,515
Commercial loans:
Real estate	152,438	607,609	760,047
Business	4,054	145,233	149,287

Total commercial loans	156,492	752,842	909,334
Consumer loans:
Home equity	43,776	198,433	242,209
Other	1,043	1,664	2,707

Total consumer loans	44,819	200,097	244,916

Total covered loans receivable	$242,291	$1,135,474	$1,377,765

(dollars in thousands)	December 31, 2010
Covered loans	ASC 310-30 Loans	Non- ASC 310-30 Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$50,566	$210,820	$261,386

Total residential mortgage loans	50,566	210,820	261,386

Commercial loans:
Real estate	146,331	719,032	865,363
Business	6,119	168,385	174,504

Total commercial loans	152,450	887,417	1,039,867
Consumer loans:
Home equity	59,689	219,402	279,091
Other	543	1,860	2,403

Total consumer loans	60,232	221,262	281,494

Total covered loans receivable	$263,248	$1,319,499	$1,582,747

ASC 310-30 loans

The Company acquired certain loans through the OMNI, Cameron, CSB, Orion, Century, Sterling, and other previous acquisitions which are subject to ASC Topic 310-30. The Company’s allowance for loan losses for all acquired loans subject to ASC Topic 310-30 would reflect only those losses incurred after acquisition. Information about the Company’s loans that follows excludes the loans acquired through the OMNI and Cameron acquisitions in the current year, as the fair value assigned to these acquired loans is preliminary and subject to refinement as information relative to the closing date fair values becomes available.

The carrying amount of the loans acquired during 2010 is detailed in the following table.

(dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Contractually required principal and interest at acquisition	$49,823	$205,154	$254,977
Nonaccretable difference (expected losses and foregone interest)	(30,890)	(61,836)	(92,726)

Cash flows expected to be collected at acquisition	18,933	143,318	162,251
Accretable yield	(207)	(10,843)	(11,050)
Basis in acquired loans at acquisition	$18,726	$132,475	$151,201 (1)

(1)	Excludes overdraft balances included in total loans at the acquisition date.

The following is a summary of changes in the accretable yields of acquired loans during the nine months ended September 30, 2011 and 2010.

(dollars in thousands) September 30, 2011	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$82,381	$626,190	$708,571
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	(18,682)	(34,001)	(52,683)
Net transfers from (to) nonaccretable difference to accretable yield	56,417	(246,832)	(190,415)
Accretion	(30,629)	(91,802)	(122,431)

Balance, end of period	$89,487	$253,555	$343,042

(dollars in thousands) September 30, 2010	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$6,598	$222,986	$229,584
Acquisition	207	10,843	11,050
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	(19,758)	(35,806)	(55,564)
Transfers from nonaccretable difference to accretable yield	158,705	617,366	776,071
Accretion	(13,051)	(89,335)	(102,386)

Balance, end of period	$132,701	$726,054	$858,755

Accretable yield during the first nine months of 2011 decreased primarily as a result of the accretion recognized and a change in prepayment speed assumptions during the first nine months of 2011.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Effective January 1, 2011, the Company adopted the provisions of ASU No.2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides clarification on the determination of whether loan restructurings are considered troubled debt restructurings (“TDRs”). In accordance with the ASU, in order to be considered a TDR, the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to the customer as a modification of existing terms for economic or legal reasons that it would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	a reduction of the stated interest rate for the remaining original life of the debt,

•	extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics,

•	reduction of the face amount or maturity amount of the debt as stated in the agreement, or

•	reduction of accrued interest receivable on the debt.

In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including, but not limited to:

•

whether the customer is currently in default on its existing loan, or is in an economic position where it is probable the customer will be in default on its loan in the foreseeable future without a modification,

•	whether the customer has declared or is in the process of declaring bankruptcy,

•	whether there is substantial doubt about the customer’s ability to continue as a going concern,

•

whether, based on its projections of the customer’s current capabilities, the Company believes the customer’s future cash flows will be insufficient to service the debt, including interest, in accordance with the contractual terms of the existing agreement for the foreseeable future, and

•	whether, without modification, the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a nontroubled debtor.

If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR in its loan system. For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan, and as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology. If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans. For additional information on the Company’s allowance for loan losses, see Note 7 to these unaudited consolidated financial statements and Note 1 to the audited financial statements previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Information about the Company’s TDRs at September 30, 2011 and 2010 is presented in the following tables. In 2010, the Company adopted the provisions of ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force, which provides guidance on the accounting for TDRs. Under the ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30, which include the covered loans above, as well as the loans acquired in the OMNI and Cameron acquisitions completed during 2011, do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. This guidance is effective for modifications of loans accounted for within pools occurring after July 15, 2010. As a result, all covered loans and loans acquired from OMNI and Cameron that would otherwise meet the criteria for classification as a troubled debt restructuring are excluded from the tables below.

(dollars in thousands)	Total TDRs
	Accruing Loans
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs
September 30, 2011
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	1,377	—	24,447	25,824
Business	38	—	3,010	3,048
Consumer
Indirect Automobile	—	—	—	—
Home Equity	—	—	233	233
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$1,415	$—	$27,690	$29,105

September 30, 2010
Residential
Prime	$28	$—	$17	$45
Commercial
Real Estate	15,046	—	2,480	17,526
Business	—	—	60	60
Consumer
Indirect Automobile	—	—	—	—
Home Equity	—	—	—	—
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$15,074	$—	$2,557	$17,631

Of the $29,105,000 in total TDRs, $13,242,000 occurred during the current nine-month period through modification of the original loan terms. Total non-covered TDRs of $17,631,000 at September 30, 2010 included $17,586,000 of TDRs that occurred during the nine-month period ended September 30, 2010. Information about the Company’s non-covered TDRs occurring in these nine-month periods, as well as non-covered TDRs that subsequently defaulted during the previous twelve months, is presented in the following tables. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months.

	September 30, 2011			September 30, 2010
(in thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
TDRs occurring during the nine-month period then ended
Residential
Prime	—	$—	$—	—	$—	$—
Commercial
Real Estate	9	10,594	9,970	35	20,006	17,526
Business	7	3,041	3,039	3	82	60
Consumer
Indirect Automobile	—	—	—	—	—	—
Home Equity	1	237	233	—	—	—
Credit Card	—	—	—	—	—	—
Other	—	—	—	1	6	—

Total	17	$13,872	$13,242	39	$20,094	$17,586

	September 30, 2011		September 30, 2010
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Total TDRs that subsequently defaulted in the past 12 months
Residential
Prime	—	$—	—	$—
Commercial
Real Estate	31	24,325	35	17,526
Business	7	2,933	3	60
Consumer
Indirect Automobile	—	—	—	—
Home Equity	—	—	—	—
Credit Card	—	—	—	—
Other	—	—	2	1

Total	38	$27,258	40	$17,587

FDIC loss share receivable

The following is a summary of the year to date activity in the FDIC loss share receivable for the periods indicated.

(dollars in thousands)	September 30,
	2011	2010
Balance, beginning of period	$726,871	$1,034,734
Acquisition	—	66,826
Increase due to loan loss provision recorded on FDIC covered loans	30,184	61,494
(Amortization) Accretion	(42,831)	(4,405)
Submission of reimbursable losses to the FDIC	(114,087)	(252,648)
Change due to a decrease in cash flow assumptions	5,242	—
Other	(3,517)	13

Balance, end of period	$601,862	$906,014

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

A summary of changes in the allowance for loan losses, in total and for the covered loan and non-covered loan portfolios, for the nine months ended September 30, 2011 and 2010 is as follows:

(dollars in thousands)	2011	2010
Balance, beginning of period	$136,100	$55,768
Provision charged to operations	21,589	31,227
Provision recorded through FDIC loss share receivable	30,184	61,494
Decrease in balance for transfer of covered loans to OREO	(9,719)	—

Loans charged-off	(9,916)	(23,335)

Recoveries	7,082	6,799

Balance, end of period	$175,320	$131,954

(dollars in thousands)	September 30, 2011
	Covered Loans	Non-covered loans	Total
Balance, beginning of period	$73,640	$62,460	$136,100

Provision for loan losses before benefit attributable to FDIC loss share agreements	34,418	17,355	51,773

Benefit attributable to FDIC loss share agreements	(30,184)	—	(30,184)

Net provision for loan losses	4,234	17,355	21,589

Increase in FDIC loss share Receivable or discount	30,184	—	30,184
Transfer of balance to OREO	(9,719)	—	(9,719)
Loans charged-off	(399)	(9,517)	(9,916)
Recoveries	516	6,566	7,082

Balance, end of period	$98,456	$76,864	$175,320

(dollars in thousands)	September 30, 2010
	Covered Loans	Non-covered loans	Total
Balance, beginning of period	$145	$55,623	$55,768

Provision for loan losses before benefit attributable to FDIC loss share agreements	70,722	21,999	92,721

Benefit attributable to FDIC loss share agreements	(61,494)	—	(61,494)

Net provision for loan losses	9,228	21,999	31,227

Increase in FDIC loss share receivable	61,494	—	61,494
Loans charged-off	(1,018)	(22,317)	(23,335)
Recoveries	728	6,071	6,799

Balance, end of period	$70,578	$61,376	$131,954

A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the nine months ended September 30, 2011 and 2010 is as follows:

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2011
Allowance for loan losses
Balance, beginning of period	$31,390	$16,473	$13,332	$1,265	$—	$62,460
(Reversal of) Provision for loan losses	6,279	6,924	4,681	(529)	—	17,355
Loans charged off	(3,780)	(385)	(5,149)	(203)	—	(9,517)
Recoveries	4,728	153	1,628	57	—	6,566

Balance, end of period	38,617	23,165	14,492	590	—	76,864

Allowance on loans individually evaluated for impairment	$2,975	$500	$—	$52	$—	$3,527
Allowance on loans collectively evaluated for impairment	35,642	22,665	14,492	538	—	73,337

Loans, net of unearned income
Balance, end of period	$2,575,603	$1,734,769	$1,232,922	$305,265	$—	$5,848,559
Balance, end of period: Loans individually evaluated for impairment	38,146	10,327	234	710	—	49,417
Balance, end of period: Loans collectively evaluated for impairment	2,537,457	1,724,442	1,232,688	304,555	—	5,799,142
Balance, end of period: Loans acquired with deteriorated credit quality	31,852	949	7,191	—	—	39,992

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2010
Allowance for loan losses
Balance, beginning of period	$30,771	$12,845	$10,664	$1,343	$—	$55,623
Provision for loan losses	10,902	4,028	6,423	646	—	21,999
Loans charged off	(14,411)	(721)	(6,472)	(713)	—	(22,317)
Recoveries	4,440	81	1,480	70	—	6,071

Balance, end of period	31,702	16,233	12,095	1,346	—	61,376

Allowance on loans individually evaluated for impairment	$524	$907	$—	$—	$—	$1,431
Allowance on loans collectively evaluated for impairment	31,178	15,326	12,095	1,346	—	59,945

Loans, net of unearned income
Balance, end of period	$1,712,216	$1,234,636	$925,841	$406,694	$—	$4,279,387
Balance, end of period: Loans individually evaluated for impairment	23,743	4,819	—	—	—	28,562
Balance, end of period: Loans collectively evaluated for impairment	1,688,473	1,229,817	925,841	406,694	—	4,250,825
Balance, end of period: Loans acquired with deteriorated credit quality	663	—	—	—	—	663

A summary of changes in the allowance for loan losses for covered loans, by loan portfolio type, for the nine months ended September 30, 2011 and 2010 is as follows:

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2011
Allowance for loan losses
Balance, beginning of period	$26,439	$6,657	$12,201	$28,343	$—	$73,640
(Reversal of) Provision for loan losses	4,505	616	630	(1,517)	—	4,234
(Decrease) Increase in FDIC loss share receivable	37,224	(1,891)	4,139	(9,288)	—	30,184
Transfer of balance to OREO	(6,496)	(58)	(1,699)	(1,466)		(9,719)
Loans charged off	(334)	—	(45)	(20)	—	(399)
Recoveries	274	—	140	102	—	516

Balance, end of period	61,612	5,324	15,366	16,154	—	98,456

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	61,612	5,324	15,366	16,154	—	98,456

Loans, net of unearned income
Balance, end of period	$760,047	$149,287	$244,916	$223,515	$—	$1,377,765
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	760,047	149,287	244,916	223,515	—	1,377,765
Balance, end of period: Loans acquired with deteriorated credit quality	152,438	4,054	44,819	40,980	—	242,291

(dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2010
Allowance for loan losses
Balance, beginning of period	$—	$—	$—	$145	$—	$145

Provision for loan losses	3,326	1,182	2,072	2,648	—	9,228
Increase in FDIC loss share receivable	24,068	6,090	12,666	18,670	—	61,494
Loans charged off	(770)	—	(36)	(212)	—	(1,018)
Recoveries	17	697	8	6	—	728

Balance, end of period	26,641	7,969	14,710	21,257	—	70,578

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	26,641	7,969	14,710	21,257	—	70,577

Loans, net of unearned income
Balance, end of period	$771,204	$180,452	$304,808	$255,527	$—	$1,511,991
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	771,204	180,452	304,808	255,527	—	1,511,991
Balance, end of period: Loans acquired with deteriorated credit quality	17,526	6,815	56,341	45,079	—	125,761

Credit Quality

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. “Special mention” loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. For assets with identified credit issues, the Company has two primary classifications for problem assets: “substandard” and “doubtful.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as “Pass” do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized. Asset risk classifications are periodically reviewed and changed if, in the opinion of management, the risk profile of the customer has changed since the last review of the loan relationship. Asset risk classifications for commercial loans reflect the classification as of September 30, 2011.

The Company’s investment in non-covered loans by credit quality indicator as of September 30, 2011 and December 31, 2010 is presented in the following table.

(dollars in thousands)	Commercial Real Estate Construction		Commercial Real Estate- Other		Commercial Business
Credit quality indicator by asset risk classification	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Pass	$253,498	$236,830	$2,067,674	$1,422,506	$1,663,092	$1,322,977
Special Mention	34,350	17,918	101,874	25,524	39,958	7,455
Substandard	15,210	10,204	121,741	68,005	31,504	8,105
Doubtful	170	296	3,835	461	215	2,815

Total	303,228	265,248	2,295,124	1,516,496	1,734,769	1,341,352
Discount	—	—	(22,749)	—	—	—

Non-covered commercial loans, net	$303,228	$265,248	$2,272,375	$1,516,496	$1,734,769	$1,341,352

	Mortgage – Prime		Mortgage- Subprime
Credit risk by payment status	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Current	$297,343	$362,366	$—	$—
Past due greater than 30 days	7,922	7,620	—	—

Total	305,265	369,986	—	—
Discount	—	—	—	—

Non-covered mortgage loans, net	$305,265	$369,986	$—	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Current	$257,505	$253,109	$43,937	$42,298
Past due greater than 30 days	2,497	2,213	773	618

Total	$260,002	$255,322	$44,710	$42,916

	Home Equity		Consumer - Other
Credit risk by payment status	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Current	$767,092	$546,755	$146,602	$103,766

Past due greater than 30 days	12,993	8,994	1,684	1,750

Total	780,085	555,749	148,286	105,516
Discount	(160)	—	—	—

Non-covered consumer loans, net	$779,925	$555,749	$148,286	$105,516

As discussed in Note 4 to these unaudited consolidated financial statements, the fair value of loans acquired from OMNI and Cameron is preliminary and subject to refinement in subsequent periods as information subject to the closing date fair values becomes available. Credit quality information in the table above includes loans acquired from OMNI and Cameron at gross contractual balance outstanding at September 30, 2011. Inclusion of these loans elevates classified assets compared to December 31, 2010 and compared to the actual carrying balance of these loans.

The Company’s investment in covered loans by credit quality indicator as of September 30, 2011 and December 31, 2010 is presented in the following table. Loan discounts in the table below represent the adjustment of acquired loans to fair value at the time of acquisition in accordance with ASC Topic 805, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(dollars in thousands)	Commercial
September 30, 2011	Real Estate
Credit quality indicator by asset risk classification	Construction	Other	Business	Total
Pass	$63,572	$320,582	$82,480	$466,634
Special Mention	18,676	77,200	4,622	100,498
Substandard	211,798	381,307	50,736	643,841
Doubtful	460	18,935	4,089	23,484

Total	$294,506	$798,024	$141,927	$1,234,457

Discount				(325,123)

Covered commercial loans, net				$909,334

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$248,589	$—	$248,589
Past due greater than 30 days	94,770	—	94,770

Total	$343,359	$—	$343,359

Discount			(119,844)

Covered mortgage loans, net			$223,515

	Consumer
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$896	$198,033	$3,731	$202,660
Past due greater than 30 days	—	94	116,446	10	116,550

Total	$—	$990	$314,479	$3,741	$319,210

Discount					(74,294)

Covered consumer loans, net					$244,916

(dollars in thousands)	Commercial
December 31, 2010	Real Estate
Credit quality indicator by asset risk classification	Construction	Other	Business	Total
Pass	$144,423	$385,910	$126,176	$656,509
Special Mention	27,783	104,228	7,475	139,486
Substandard	245,872	402,397	39,462	687,731
Doubtful	5,245	17,951	1,390	24,586

Total	$423,323	$910,486	$174,503	$1,508,312

Discount				(468,445)

Covered commercial loans, net				$1,039,867

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$294,399	$—	$294,399
Past Due greater than 30 days	107,744	—	107,744

Total	$402,143	$—	$402,143

Discount			(140,757)

Covered mortgage loans, net			$261,386

	Consumer
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$1,079	$230,924	$5,439	$237,442
Past Due greater than 30 days	—	76	142,748	837	143,661

Total	$—	$1,155	$373,672	$6,276	$381,103

Discount					(99,609)

Covered consumer loans, net					$281,494

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables for the periods indicated.

(dollars in thousands)	At September 30, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Mortgage Loans
Residential – Prime	$5,823	$5,823	$—	$5,916	$5,916	$—
Residential – Subprime	—	—	—	—	—	—
Commercial Loans
Real Estate	72,120	72,120	—	21,539	21,539	—
Business	9,306	9,306	—	6,761	6,761	—
Consumer Loans
Indirect automobile	1,058	1,058	—	1,046	1,046	—
Credit card	494	494	—	378	378	—
Home equity	8,289	8,289	—	986	986	—
Other	1,297	1,297	—	5,713	5,713	—

With an allowance recorded
Mortgage Loans	658	710	(52)	—	—	—
Commercial Loans
Commercial Real Estate	13,008	15,983	(2,975)	6,532	6,738	(206)
Business	1,193	1,693	(500)	—	—	—

Total
Mortgage Loans	6,481	6,533	(52)	5,916	5,916	—
Commercial Loans	95,627	99,102	(3,475)	34,832	35,038	(206)
Consumer Loans	11,138	11,138	—	8,122	8,122	—

(dollars in thousands)	For the Three Months Ended September 30, 2011		For the Three Months Ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded
Mortgage Loans
Residential – Prime	$6,011	$7	$4,953	$7
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	78,036	306	29,708	90
Business	10,387	82	2,507	—
Consumer Loans
Indirect automobile	1,296	6	1,130	5
Credit card	494	—	367	—
Home equity	9,206	15	1,406	5
Other	1,925	2	4,803	1

With an allowance recorded
Mortgage	710	6	—	—
Commercial Real Estate	16,090	12	5,434	—
Business	2,869	12	4,629	—

Total
Mortgage Loans	6,721	13	4,953	7
Commercial Loans	107,382	412	42,278	90
Consumer Loans	12,921	23	7,706	11

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

(dollars in thousands)	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded
Mortgage Loans
Residential – Prime	$6,106	$44	$5,225	$74
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	58,403	1,222	30,790	324
Business	11,127	259	2,856	8
Consumer Loans
Indirect automobile	1,330	30	1,249	37
Credit card	441	—	278	—
Home equity	7,275	99	1,407	101
Other	1,612	19	5,137	20

With an allowance recorded
Mortgage	710	25	—	—
Commercial Real Estate	16,303	187	5,607	74
Business	2,951	72	4,905	39

Total
Mortgage Loans	6,816	69	5,225	74
Commercial Loans	88,784	1,740	44,158	445
Consumer Loans	10,658	148	8,071	158

As of September 30, 2011, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

Note 8 – Goodwill and Other Intangible Assets

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2010 and the nine months ended September 30, 2011 are provided in the following table.

(dollars in thousands)	Amount
Balance, December 31, 2009	$227,080
Goodwill acquired during the year	7,148
Goodwill impairment	—

Balance, December 31, 2010	$234,228
Goodwill acquired during the year	115,919
Goodwill impairment	—

Balance, September 30, 2011	$350,147

The goodwill acquired during the year ended December 31, 2010 was a result of the Sterling acquisition on July 23, 2010. The goodwill acquired during the nine months ended September 30, 2011 was a result of the OMNI, Cameron, and Florida Trust Company acquisitions. Footnote 4 to these unaudited consolidated financial statements provides additional information on the three acquisitions during 2011.

The Company performed the required annual impairment tests of goodwill as of October 1, 2010. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired.

Title plant

The Company had title plant assets totaling $6,722,000 at September 30, 2011 and December 31, 2010, respectively. No events or changes in circumstances occurred during the first nine months of 2011 to suggest the carrying value of the title plant was not recoverable.

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

	September 30, 2011			December 31, 2010
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$20,068	$25,338	$39,399	$16,424	$22,975
Customer relationship intangible asset	1,348	92	1,256	—	—	—
Mortgage servicing rights	342	193	149	345	161	184

Total	$47,096	$20,353	$26,743	$39,744	$16,585	$23,159

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

Note 9 – Other Real Estate Owned

Other real estate owned and foreclosed property totaled $123,307,000 and $69,217,000 at September 30, 2011 and December 31, 2010, respectively. Other real estate owned consists of the following:

(dollars in thousands)	September 30, 2011	December 31, 2010
Real estate owned acquired by foreclosure	$116,217	$64,408
Other foreclosed property	32	163
Real estate acquired for development or resale	7,058	4,646

Total other real estate owned and foreclosed property	$123,307	$69,217

At September 30, 2011 and December 31, 2010, other real estate is segregated into covered and non-covered properties as follows:

(dollars in thousands)
September 30, 2011	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$37,675	$78,542	$116,217
Other foreclosed property	32	—	32
Real estate acquired for development or resale	7,058	—	7,058

Total other real estate owned and foreclosed property	$44,765	$78,542	$123,307

(dollars in thousands)
December 31, 2010	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$13,840	$50,568	$64,408
Other foreclosed property	9	154	163
Real estate acquired for development or resale	4,646	—	4,646

Total other real estate owned and foreclosed property	$18,495	$50,722	$69,217

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

The primary types of derivatives used by the Company include interest rate swap agreements, interest rate lock commitments, and written and purchased options.

Interest rate swap agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $70,000,000 in derivative contracts on its debt at both September 30, 2011 and 2010.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2011, the Company had notional amounts of $289,385,000 on interest rate contracts with corporate customers and $289,385,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At September 30, 2010, the Company had notional amounts of $227,014,000 and $226,833,000, respectively, on interest rate contracts with corporate customers and offsetting contracts with other financial institutions. At December 31, 2010, the Company had notional amounts of $247,292,000 in both interest rate contracts with corporate customers and offsetting interest rate contracts with other financial institutions.

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

Rate lock commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial during the first nine months of 2011 and 2010.

Equity-indexed certificates of deposit

Beginning in the second quarter of 2010, IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of ten large cap U.S. stocks in the S&P 500 stock index, representing a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Company’s consolidated balance sheet. At September 30, 2011, the Company had equity-indexed certificates of deposit of $149,038,000 with offsetting written options having a notional amount of $149,038,000. At September 30, 2010, the Company had equity-indexed certificates of deposit of $46,584,000 with offsetting written options having a notional amount of $46,584,000.

At September 30, 2011 and 2010, the information pertaining to outstanding derivative instruments, excluding interest rate lock commitments, is as follows.

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
(dollars in thousands)		2011	2010		2011	2010
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$193	$6,151	Other liabilities	$2,240	$—

Total derivatives designated as hedging instruments under ASC Topic 815		$193	$6,151		$2,240	$—

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$26,057	$23,542	Other liabilities	$26,057	$23,542

Written and purchased options		3,968	2,797		3,968	2,797

Total derivatives not designated as hedging instruments under ASC Topic 815		$30,025	$26,339		$30,025	$26,339

At September 30, 2011, the Company was required to post $1,210,000 in collateral for its derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2011. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At September 30, 2011 and 2010, the information pertaining to the effect of the derivative instruments on the consolidated financial statements is as follows.

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(1,330)	$3,998	Interest income (expense)	$(1,300)	$(1,209)	Other income (expense)	$—	$—

Total	$(1,330)	$3,998		$(1,300)	$(1,209)		$—	$—

(dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC Topic 815		2011	2010
Interest rate contracts	Other income (expense)	$(2)	$1

Total		$(2)	$1

During the nine months ended September 30, 2011, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2011, the fair value of derivatives that will mature within the next twelve months is $184,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

Changes in the fair value of interest rate swaps designated as hedging the variability of cash flows associated with long-term debt are reported in other comprehensive income. These amounts subsequently are reclassified into interest income and interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. As a result of these interest rate swaps, interest expense was decreased by $1,300,000 and $1,209,000 for the nine months ended September, 2011 and 2010, respectively.

The following is a summary of the balance and changes in the accumulated derivative gain or loss included as a component of other comprehensive income as of and for the nine-month periods ended September 30.

(dollars in thousands)	2011	2010
Balance at beginning of year, net	$9,370	$12,040
Unrealized gain (loss) on cash flow hedges	16,461	(12,372)
Tax effect	5,761	4,330

Net of tax change	(10,700)	(8,042)

Balance at end of end of period, net	$(1,330)	$3,998

Note 11 – Share-based Compensation

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At September 30, 2011, future option or restricted stock awards of 1,073,695 shares could be made under approved incentive compensation plans.

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

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation expense related to stock options	$383	$356	$955	$937
Income tax benefit related to stock options	134	124	334	328
Impact on basic earnings per share	0.01	0.01	0.02	0.02
Impact on diluted earnings per share	0.01	0.01	0.02	0.02

The Company reported $1,416,000 and $615,000 of excess tax benefits as financing cash inflows during the nine months ended September 30, 2011 and 2010, respectively, related to the exercise and vesting of share-based compensation grants. Net cash proceeds from the exercise of stock options were $5,978,000 and $1,406,000 for the nine months ended September 30, 2011 and 2010.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividends	2.2%	2.3%	2.2%	2.2%
Expected volatility	31.2%	33.5%	30.7%	31.8%
Risk-free interest rate	3.4%	3.5%	3.5%	3.7%
Expected term (in years)	5.9	5.8	5.8	6.0
Weighted-average grant-date fair value	$16.43	$16.79	$16.44	$16.50

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2011, there was $4,474,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 3.3 years.

The following table represents the activity related to stock options during the nine months ended September 30, 2011 and 2010.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2010	1,301,539	$45.52
Granted	94,196	63.09
Exercised	(209,147)	33.14
Forfeited or expired	(28,931)	58.34

Outstanding options, September 30, 2011	1,157,657	$48.87	4.4 Years

Outstanding exercisable at September 30, 2011	834,865	$45.91	3.1 Years

Outstanding options, December 31, 2009	1,259,874	$43.05
Granted	120,866	59.67
Exercised	(62,610)	22.46
Forfeited or expired	(6,715)	55.67

Outstanding options, September 30, 2010	1,311,415	$45.50	4.8 Years

Outstanding exercisable at September 30, 2010	931,002	$40.89	3.4 Years

At September 30, 2011, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $4,439,000 and $4,414,000. Total intrinsic value of options exercised was $5,291,000 for the nine months ended September 30, 2011.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of September 30, 2011, unearned share-based compensation associated with these awards totaled $24,092,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying unaudited consolidated statements of income related to restricted stock grants for the periods indicated below.

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation expense related to restricted stock	$1,750	$1,606	$5,112	$4,569

The following table represents unvested restricted stock award activity for the nine months ended September 30, 2011 and 2010, respectively:

	For the Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	539,195	550,518
Granted	131,559	120,398
Forfeited	(28,605)	(7,376)
Earned and issued	(115,293)	(106,408)

Balance, end of period	526,856	557,132

The weighted average grant date fair value of the restricted stock granted during the nine months ended September 30, 2011 and 2010 was $56.17 and $59.28, respectively.

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

The following table represents share and dividend equivalent share award activity during the nine months ended September 30, 2011 and 2010.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)

Balance, December 31, 2010	119,194	3,741	122,935	$5,785,000
Granted	126,532	4,496	131,028	6,166,000
Forfeited share equivalents	(3,609)	(102)	(3,711)	(175,000)
Vested share equivalents	(5,808)	(378)	(6,186)	(294,000)

Balance, September 30, 2011	236,309	7,757	244,066	$11,486,000

Balance, December 31, 2009	67,361	1,886	69,247	$3,461,000
Granted	55,249	2,144	57,393	2,869,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(1,943)	(261)	(2,204)	(110,000)

Balance, September 30, 2010	120,667	3,769	124,436	$6,219,000

(1)	Except for vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $47.06 and $49.98 on September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011 and 2010, the Company recorded $928,000 and $176,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of $47.06 and $49.98 per share of common stock.

Note 12 – Commitments and Contingencies

Off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At September 30, 2011, the fair value of guarantees under commercial and standby letters of credit was $500,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At September 30, 2011 and December 31, 2010, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	September 30, 2011	December 31, 2010
Commitments to grant loans	$310,328	$152,545
Unfunded commitments under lines of credit	1,599,390	1,121,895
Commercial and standby letters of credit	49,953	33,446

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

On May 12, 2011, the Company entered into a provisional settlement agreement with the legal counsel for the plaintiffs in the two putative class actions. The joint settlement amount of $2,500,000 is predicated on (1) the judge’s accepting this settlement as fair and (2) the judge’s certifying a national class. All plaintiffs have consented to the settlement amount. Subsequent to September 30, 2011, the motion of approval of the settlement was accepted before a federal judge in charge of the multi-district litigation in the Southern District of Florida. At September 30, 2011, the Company has recorded a liability for the settlement amount and related expenses of $2,550,000 in its unaudited consolidated balance sheet, with a corresponding amount recorded as noninterest expense in its consolidated statements of income for the nine-month period ended September 30, 2011. The liability was initially recorded during the second quarter of 2011 and continues to be recorded in its unaudited consolidated balance sheet at September 30, 2011.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations. The Company’s portfolio includes only one Level 3 security as of September 30, 2011. An other-than-temporary impairment was recorded on this security during the year ended December 31, 2010, and thus the security was recorded at management’s estimate of the security’s fair value based on the input assumptions discussed in detail below.

Mortgage loans held for sale

As of September 30, 2011, the Company has $131,726,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At September 30, 2011, the entire balance of $131,726,000 is recorded at cost.

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

Other real estate owned

As of September 30, 2011, the Company has $123,307,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at September 30, 2011 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property write-downs of $2,486,000 and $698,000 in earnings for the three months ended September 30, 2011 and 2010 and $6,258,000 and $2,606,000 for the nine-month periods then ended.

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

(dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
Recurring Basis		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available -for-sale securities	$1,776,827	$—	$1,775,746	$1,081
Derivative instruments	30,218	—	30,218	—

Total	$1,807,045	$—	$1,805,964	$1,081

Liabilities
Derivative instruments	32,265	—	32,265	—

Total	$32,265	$—	$32,265	$—

Between December 31, 2010 and September 30, 2011, available for sale securities with a market value of $49,107,000 at September 30, 2011 were transferred into the Level 2 fair value measurement category in the table above from the Level 1 category as disclosed at December 31, 2010. The four securities were issued by Fannie Mae or Freddie Mac and were included in the Level 1 category at December 31, 2010 because their fair value was based on a trade price for the identical mortgage-backed security. At September 30, 2011, the fair value of these securities was based on a trade price for similar assets, namely similar mortgage-backed securities.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2011 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$2,630	$—

Change in unrealized gains (losses) relating to assets still held at September 30, 2011	—	8,535

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

(dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
Nonrecurring Basis		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Loans	$14,859	$—	$14,859	$—
OREO	13,159	—	13,159	—

Total	$28,018	$—	$28,018	$—

The table above excludes assets and liabilities measured on a non-recurring basis that were acquired as part of the OMNI, Cameron, and Florida Trust Company acquisitions completed in the current year that are discussed further in Note 4 to these unaudited consolidated financial statements. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the period subsequent to acquisition.

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $18,386,000 were recorded at their fair value at September 30, 2011. These loans include a reserve of $3,527,000 included in the Company’s allowance for loan losses.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended September 30, 2011.

ASC Topic 825 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the three and nine months ended September 30, 2011.

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

Loans

The fair value of non-covered mortgage loans receivable was estimated based on present values using entry-value rates at September 30, 2011 and December 31, 2010, weighted for varying maturity dates. Other non-covered loans receivable were valued based on present values using entry-value interest rates at September 30, 2011 and December 31, 2010 applicable to each category of loans. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are recorded in the consolidated financial statements at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Deposits

The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a weighted average rate calculated based upon rates at September 30, 2011 and December 31, 2010 for deposits of similar remaining maturities.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At September 30, 2011 and December 31, 2010, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$470,388	$470,388	$337,778	$337,778
Investment securities	2,057,360	2,063,108	2,019,814	2,021,788
Loans and loans held for sale	7,358,050	7,726,704	6,119,237	6,362,961
FDIC loss share receivable	601,862	335,777	726,871	392,484
Derivative instruments	30,218	30,218	37,320	37,320
Accrued interest receivable	35,583	35,583	34,250	34,250

Financial Liabilities
Deposits	$9,190,029	$9,184,965	$7,915,106	$7,764,569
Short-term borrowings	214,824	214,824	220,328	220,328
Long-term debt	461,982	425,545	432,251	441,902
Derivative instruments	32,265	32,265	22,904	22,904
Accrued interest payable	7,103	7,103	8,583	8,583

The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation (the “Company”) and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners, LLC (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management Inc. (“IAM”), and IBERIA CDE, LLC, as of September 30, 2011 and December 31, 2010 and for the three- and nine-month periods ended September 30, 2011 and 2010. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

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

During the first nine months of 2011, the Company continued to fortify its balance sheet and improve its overall capital position, as well as experiencing growth through acquisitions, the opening of new branch locations, and organic growth at many of the Company’s existing branches.

The most significant activity affecting the Company’s consolidated balance sheet at September 30, 2011 and the results of operations for the three- and nine-month periods then ended were the completion of three acquisitions during the second quarter:

•

OMNI BANCSHARES, Inc. (“OMNI”), the holding company of OMNI Bank. As part of the acquisition, IBERIABANK acquired 14 branches in the New Orleans, Louisiana area, expanding the Company’s presence in the largest MSA in Louisiana.

•	Cameron Bancshares, Inc. (“Cameron”), the holding company of Cameron State Bank, which added another 22 branches and 48 ATMs in the Lake Charles, Louisiana area in southwestern Louisiana.

•

Assets of Florida Trust Company (“FTC”), a wholly-owned subsidiary of the Bank of Florida Corporation. Florida Trust Company operated offices in Naples and Ft. Lauderdale, Florida. The asset acquisition expanded the trust and asset management division of IBERIABANK in Florida.

A summary of the major categories of assets acquired and liabilities assumed (all recorded at fair value at the time of acquisition), as well as the intangible assets created, in the OMNI, Cameron, and FTC acquisitions, is shown in the following table.

(dollars in thousands)	OMNI	Cameron	FTC	Total

Assets
Cash	$54,683	$29,191	$—	$83,874
Investment securities	91,019	223,685	—	314,704
Loans	466,934	411,228	—	878,162
Other real estate owned	21,916	710	—	22,626
Core deposit intangible	829	5,178	—	6,007
Goodwill	64,571	51,296	52	115,919
Other assets	45,301	40,350	1,348	86,999

Total Assets	$745,253	$761,638	$1,400	$1,508,291

Liabilities
Interest-bearing deposits	$506,427	$402,908	—	909,335
Noninterest-bearing deposits	129,181	164,363	—	293,544
Borrowings	58,364	49,002	—	107,366
Other liabilities	4,874	2,124	—	6,998

Total Liabilities	$698,846	$618,397	$—	$1,317,243

As part of the OMNI and Cameron acquisitions, the Company issued 3,083,229 shares of its common stock during the second quarter of 2011, resulting in additional equity of $181.1 million. Other equity consideration included the issuance of 41,979 stock options for a fair value of $0.5 million. Non-equity consideration included in the acquisitions totaled $9.4 million, which included cash paid for fractional shares and change in control agreements. Of the $9.4 million, $4.6 million was paid in cash during the second quarter, with the difference recorded as an adjustment to either net assets acquired or in the financial statements of the Company at September 30, 2011. See Note 4 to these unaudited consolidated financial statements for additional information on the acquisitions.

In addition to the balance sheet growth from the acquisitions, the Company also experienced loan growth of $312.8 million during the first nine months of 2011 from its legacy branches.

The three acquisitions in 2011 also significantly impacted the Company’s consolidated statements of income for the three- and nine-month periods ended September 30, 2011. Beyond the additional interest income and expense recorded from OMNI and Cameron, the Company incurred $5.8 million in noninterest expenses during the third quarter for acquisition-related activities, including marketing, occupancy, professional services, data processing, and conversion expenses that negatively impacted earnings for the period. For the nine-month period of 2011, the Company incurred total acquisition-related expenses of $14.0 million.

The Company’s financial position and operating results are more fully discussed below.

Balance Sheet Position and Results of Operations

The Company’s income available to common shareholders for the third quarter of 2011 totaled $17.3 million, or $0.58 per common share on a diluted basis, a 24.1% increase compared to the $13.9 million earned during the third quarter of 2010. For the nine months ended September 30, 2011, the Company’s income available to common shareholders increased $1.3 million, or 3.8%, from the same period of 2010. Earnings per diluted share of $1.31 for the nine months of 2011 were 6.9% lower than for the nine months ended September 30, 2010.

On a per share basis, earnings for the three months ended September 30, 2011 increased 11.8% from the $0.52 per diluted share earned in the third quarter of 2010. The increase in per share earnings was primarily attributable to the expanded bank operations from the OMNI and Cameron acquisitions, but was negatively impacted by the dilutive impact of 3.1 million additional common shares issued by the Company during 2011 related to the acquisitions, as well as acquisition-related expenses of $5.8 million. The 3.1 million shares issued during 2011 increased total common shares 11.0% on a period end basis, 11.7% on a quarter-to-date average basis, and 6.5% on a year-to-date basis.

Key components of the Company’s 2011 financial condition and performance are summarized below.

•

Total assets at September 30, 2011 were $11.5 billion, up $1.5 billion, or 15.0%, from $10.0 billion at December 31, 2010. The increase was primarily the result of the OMNI and Cameron acquisitions, which increased total assets $1.5 billion. Excluding these acquisitions, total assets decreased $6.2 million, which can be primarily attributable to a decrease in covered loans and an increase in the Company’s allowance for loan losses to reserve for loan growth and a change in asset quality. The Company’s balance sheet was also affected by a decrease in the Company’s FDIC loss share receivable. The decreases were offset by organic growth (defined as total growth excluding assets acquired and liabilities assumed at the time of acquisition) in the Company’s loan portfolio as a result of loan growth in many of the Company’s markets.

•

Total loans at September 30, 2011 were $7.2 billion, an increase of $1.2 billion, or 19.7%, from $6.0 billion at December 31, 2010. Of the $1.2 billion in growth, 73.7% was a result of the loans acquired in the OMNI and Cameron acquisitions. The Company had organic loan growth of $312.8 million, or 5.2%, during the first nine months of 2011. Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank, Orion Bank, Century Bank, and Sterling Bank acquisitions, which are covered by loss share agreements with the FDIC, are significantly different from those assets not covered under loss share agreements. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” Organic loan growth during the first nine months of 2011 was driven by an increase in non-covered loans. Excluding acquired loans, total non-covered loans increased $517.8 million, or 11.6%, during 2011. Covered loans decreased $205.0 million, or 13.0%, from December 31, 2010, as loans were paid down or charged off and submitted for reimbursement.

•

Total customer deposits increased $1.3 billion, or 16.1%, from December 31, 2010. The increase was primarily the result of deposits acquired from OMNI and Cameron. By product type, the Company’s noninterest-bearing deposits increased $535.8 million, or 61.0%, while interest-bearing deposits increased $739.2 million, or 10.5%. Interest-bearing deposit growth was driven by demand deposits, as time deposits decreased from December 31, 2010 excluding deposits acquired from OMNI and Cameron. Although deposit competition remained intense through the first nine months of 2011, the Company continued to generate strong organic growth across its many deposit products. Organic deposit growth was driven by growth in the Company’s Houston and Lafayette markets.

•

Shareholders’ equity increased $168.8 million, or 12.9%, to $1.5 billion at September 30, 2011. The increase was the result of $181.1 million in additional capital issued as part of the OMNI and Cameron acquisitions, net income of $37.1 million, and other comprehensive income of $8.5 million, offset partially by $29.4 million in dividends paid on the Company’s common stock during the nine months ended September 30, 2011 and the repurchase of 900,000 common shares during the third quarter that totaled $41.4 million.

•

Net interest income increased $22.5 million, or 32.2%, for the three months ended September 30, 2011 compared to the same period of 2010, and $37.9 million, or 18.1%, for the nine months ended September 30, 2011 compared to the same nine months of 2010. This increase was largely attributable to an $8.9 million decrease in interest expense for the quarter and $26.5 million for the year as the Company continues to pay down its long-term debt using available funds. Net interest income was also positively affected by a $618.2 million increase in quarterly average earning assets, due primarily to the inclusion of OMNI and Cameron in the current three- and nine-month periods. The Company’s net interest margin ratio on a tax equivalent basis increased 71 basis points to 3.62% for the three months ended September 30, 2011 from 2.91% at September 30, 2010 due to changes in the volume and mix of the Company’s assets and liabilities. Net interest margin was positively affected by a 46 basis point decrease in the cost of interest-bearing liabilities and a 29 basis point increase in the yield on interest-earning assets.

•

Noninterest income increased 0.9% during the third quarter of 2011 when compared to the same period of 2010. The increase was primarily driven by a $1.4 million increase in service charges and an increase of $0.6 million in ATM/debit card income. Both of the increases are attributable to additional customer activity and additional customer accounts. Offsetting the increases was a decrease of

$3.0 million in gains on the sales of investment securities. For the nine-month period ended September 30, 2011, noninterest income increased $0.6 million, or 0.6%, from the same period of 2010. The increase was a result of a $2.6 million increase in broker commissions and a $1.6 million increase in debit card fee income, offset partially by a $3.8 million decrease in gains on the Company’s acquisitions. The Company recorded no gains on the three acquisitions completed in 2011.

•

Acquisition-related expenses drove the increases in noninterest expenses for the three- and nine-month periods of 2011 over the same periods in the prior year. Noninterest expense increased $19.2 million, or 23.9%, for the third quarter of 2011 when compared to the same period of 2010 and $50.9 million, or 22.8%, for the nine-month period. Total acquisition-related expenses for the third quarter were $4.3 million higher than the same period of 2010. The increase was also attributed to higher salary and employee benefit costs of $9.8 million and $23.0 million for the three- and nine-month periods, as well as increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint. In addition to personnel and other costs related to the expanding size of the Company, noninterest expenses were driven higher in 2011 by a $2.5 million settlement of outstanding litigation.

•

The Company recorded a provision for loan losses of $6.1 million during the third quarter of 2011, compared to a provision of $5.1 million in the third quarter of 2010. The provision was primarily the result of loan growth and a decrease in asset quality from December 31, 2010, as the Company had net charge-offs of only $2.8 million during the first nine months of 2011. As of September 30, 2011, the allowance for loan losses as a percent of total loans was 2.43%, compared to 2.26% at December 31, 2010.

•	In September 2011, the Company declared a quarterly cash dividend of $0.34 per common share, consistent with all four quarterly dividends in 2010 and the first two quarters of 2011.

The Company’s focus is that of a high performing institution. Management believes that improvement in core earnings drives shareholder value and has adopted a mission statement that is designed to provide guidance for management, our associates and Board of Directors regarding the sense of purpose and direction of the Company. We are shareholder and client focused, expect high performance from our associates, believe in a strong sense of community and strive to make the Company a great place to work.

During 2011, the Company experienced solid organic loan growth during the nine months ended September 30, 2011, despite the challenges the entire industry continues to face. The Company believes it remains well positioned for future growth opportunities, as evidenced by its liquidity, core funding, and capitalization levels.

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $10.3 billion during the quarter ended September 30, 2011, an increase of $618.2 million, or 6.4%, from September 30, 2010. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The loan portfolio increased $1.2 billion, or 19.7%, to $7.2 billion at September 30, 2011, compared to $6.0 billion at December 31, 2010. The increase was driven by non-covered loan growth of $1.4 billion during the first nine months of 2011. Excluding loans acquired during 2011, organic loan growth was $312.8 million during 2011, 5.2% higher than at the end of 2010. Loan growth was tempered by a decrease in loans covered by loss share agreements of $205.0 million, or 13.0%.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding:

NON-COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands) Non-covered Loans	September 30, 2011	December 31, 2010

Residential mortgage loans:

Residential 1-4 family	$288,009	$355,164
Construction/ Owner-occupied	17,256	14,822

Total residential mortgage loans	305,265	369,986

Commercial loans:
Real estate	2,575,603	1,781,744
Business	1,734,769	1,341,352

Total commercial loans	4,310,372	3,123,096

Consumer loans:
Indirect automobile	260,002	255,322
Home equity	779,925	555,749
Other	192,995	148,432

Total consumer loans	1,232,922	959,503

Total non-covered loans receivable	5,848,559	$4,452,585

Covered Loans

The carrying amount of the covered loans at September 30, 2011 consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e. loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e. loans performing at the time of acquisition) as detailed in the following table.

COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands)
Covered Loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans

Residential mortgage loans:

Residential 1-4 family	$40,980	$182,535	$223,515
Construction/ Owner-occupied	—	—	—

Total residential mortgage loans	40,980	182,535	223,515

Commercial loans:
Real estate	152,438	607,609	760,047
Business	4,054	145,233	149,287

Total commercial loans	156,492	752,842	909,334

Consumer loans:
Indirect automobile	—	—	—
Home equity	43,776	198,433	242,209
Other	1,043	1,664	2,707

Total consumer loans	44,819	200,097	244,916

Total covered loans receivable	$242,291	$1,135,474	$1,377,765

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than residential 1-4 family loans. Total commercial loans increased $1.1 billion, or 25.4%, during the first nine months of 2011, with $1.2 billion in non-covered IBERIABANK loan growth and a decrease in covered commercial loans of $130.5 million, or 12.6%. The Company’s focus on growing its commercial loan portfolio continued in 2011 as commercial loans as a percentage of total loans increased to 72% of the total loan portfolio at September 30, 2011.

The Company increased its investment in commercial real estate loans by $688.5 million during the first nine months of 2011. Non-covered commercial real estate loans increased $793.9 million, or 44.6%, with the Lafayette, Louisiana, Birmingham, Alabama, Memphis, Tennessee, and Houston, Texas markets experiencing the largest growth in their commercial loan portfolios. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80%. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of September 30, 2011, the Company’s commercial business loans totaled $1.9 billion, or 26.1% of the Company’s total loan portfolio. This represented a $368.2 million, or 24.3%, increase from December 31, 2010. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be structured as term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

On a market basis, growth in the non-covered portfolio was due primarily to IBERIABANK’s newer markets, as the Mobile, Alabama market grew its loan portfolio $46.1 million, or 58.7%. IBERIABANK’s Houston, Texas market increased its commercial loan portfolio 131.1%, or $263.1 million, in 2011. In IBERIABANK’s more mature markets, Baton Rouge, Louisiana commercial loan growth of $67.4 million, or 28.4%, and Lafayette, Louisiana’s growth of $53.4 million, or 20.0%, also contributed to the overall commercial loan portfolio increase. Offsetting these increases were decreases in the Northeast and Northwest Arkansas markets, which were due primarily to loan payments.

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

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company also releases the servicing of these loans upon sale. Total residential mortgage loans decreased $102.6 million, or 16.2%, compared to December 31, 2010. Of the total mortgage loan decrease from December 31, 2010, $64.7 million, or 63.1%, was a result of a decrease in non-covered mortgage loans, as loans were paid down and new mortgage loan originations slowed.

Consumer Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At September 30, 2011, $1.5 billion, or 20.5%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $1.2 billion, or 20.6% at the end of 2010. The $236.8 million increase in total consumer loans compared to December 31, 2010 was driven by home equity loan growth of $187.3 million and other personal consumer loan growth of $44.9 million, both primarily a result of acquisitions. Consumer loan growth in the Company’s non-covered loan portfolio was impacted by the Company’s tightened underwriting standards, a response to a weakened national and regional economy.

Consistent with December 31, 2010, home equity loans comprised the largest component of the Company’s consumer loan portfolio at September 30, 2011. The balance of home equity loans increased 22.4% from $834.8 million at December 31, 2010 to $1.0 billion at September 30, 2011. Non-covered IBERIABANK home equity loans increased $224.2 million, or 40.3%, during the first nine months of 2011.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans and forward applications to Company personnel for approval or denial. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. The balance of indirect automobile loans increased $4.7 million during the first nine months of 2011, from $255.3 million at December 31, 2010 to $260.0 million at September 30, 2011, as the Company retained its focus on prime or low risk paper. The indirect portfolio decreased to 3.6% of the total loan portfolio.

The remainder of the consumer loan portfolio at September 30, 2011 was composed of direct automobile loans, credit card loans and other consumer loans, and comprised 2.7% of the overall loan portfolio. At September 30, 2011, the Company’s direct automobile loans totaled $36.8 million, a $5.5 million increase over December 31, 2010. The Company’s credit card loans totaled $45.7 million, a 3.7% increase from December 31, 2010, and the Company’s other personal consumer loans amounted to $113.2 million, a 50.0% increase from December 31, 2010.

Mortgage Loans Held for Sale

Loans held for sale increased $47.8 million, or 57.0%, to $131.7 million at September 30, 2011, compared to $83.9 million at December 31, 2010. The increase in the balance during the first nine months of 2011 was a result of higher originations during the third quarter of 2011 which drove an overall increase in year-to-date originations. The Company originated $1.1 billion in mortgage loans during the first nine months of 2011. Originations were offset by sales of mortgage loans totaling $1.1 billion during the first nine months of the year.

Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At September 30, 2011, the Company has $2.3 million in loans that have recourse conditions for which a buyer has notified the Company of potential recourse action. The Company has recorded a reserve of $0.9 million for the potential repurchase at September 30, 2011. During the first nine months of 2011, an insignificant number of loans were returned to the Company.

Asset Quality

Over time, the Company’s loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is the potential for a higher level of return for investors, but also the potential for higher charge-off and nonperforming levels. As a result, in previous years management has tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewritten the loan policy and developed an internal loan review function to address the changing risk of the Company’s loan portfolio. As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Despite declines in asset quality in portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Management also believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. Deterioration in asset quality during 2011 was primarily attributable to a limited number of larger isolated credits and not a significant shift in overall portfolio quality. Consistent with prior years, the Company’s purchase and assumption of assets and liabilities of CSB, Orion, Century, and Sterling significantly impacted overall asset quality. Management seeks to recognize and disclose significant problem loans quickly and take prompt action to address material weaknesses in those credits. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when they are 90 days or more past due, unless in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current year is deducted from interest income. Prior year interest is charged-off to the allowance for loan losses.

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

Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans with loss share agreements had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These covered loans, as well as acquired loans from OMNI and Cameron, are accounted for on a pool basis, and these pools are considered to be performing. Purchased loans with loss share agreements and loans acquired from OMNI and Cameron in 2011 were not classified as nonperforming assets at September 30, 2011 or December 31, 2010 in the tables and discussion below, as these loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude covered loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements and excluding the acquired OMNI and Cameron loan portfolios totaled $81.7 million at September 30, 2011, an increase of $12.2 million, or 17.6%, from December 31, 2010. The increase in total nonperforming assets was primarily the result of $13.8 million in nonaccrual loans, but was offset by decreases in foreclosed properties and accruing loans past due 90 days or more. The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days, and TDRs as of the dates indicated.

NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(dollars in thousands)	September 30, 2011	December 31, 2010

Nonaccrual loans:
Commercial and business banking	$50,186	$35,457
Mortgage	5,823	5,917
Loans to individuals	7,336	8,122

Total nonaccrual loans	63,345	49,496

Accruing loans 90 days or more past due	523	1,455

Total nonperforming loans (1)	63,868	50,951

Foreclosed property	17,809	18,496

Total nonperforming assets (1)	81,677	69,447

Troubled debt restructurings in compliance with modified terms(2)	55	14,968

Total nonperforming assets and troubled debt restructurings (1)	$81,732	$84,415

Nonperforming loans to total loans (1)(3)	1.28%	1.14%
Nonperforming assets to total assets (1)(3)	0.95%	0.91%
Nonperforming assets and troubled debt restructurings to total assets (1)(3)	0.86%	1.10%
Allowance for loan losses to nonperforming loans(3)(4)	123.0%	122.6%
Allowance for loan losses to total loans(4)	1.31%	1.40%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	Troubled debt restructurings in compliance with modified terms for September 30, 2011 and December 31, 2010 above do not include $27,690,000 and $2,504,000 in troubled debt restructurings included in total nonaccrual loans above.
(3)	Total loans and total assets exclude loans and assets covered by FDIC loss share agreements and OMNI and Cameron acquired loans discussed below.
(4)	The allowance for loan losses excludes the portion of the allowance related to covered loans discussed below.

Nonperforming loans were 1.28% of total non-covered loans at September 30, 2011, 14 basis points higher than at December 31, 2010. If covered loans and loans acquired from OMNI and Cameron meeting nonperforming criteria are included, nonperforming loans would have been 10.7% of total loans before discounts (i.e., based on the contractual unpaid principal balance) at September 30, 2011, and 14.40% at December 31, 2010. The allowance for loan losses as a percentage of nonperforming loans was 123.0% at September 30, 2011 and 122.6% at December 31, 2010. Including both covered assets and loans acquired from OMNI and Cameron, the allowance coverage of total loans before application of covered loan discounts would have been 2.26% at September 30, 2011 and 2.02% at December 31, 2010. The increase in allowance coverage of nonperforming loans was a result of additional provision recorded during 2011 to reserve for probable losses in the portfolio.

The increase in nonperforming assets from December 31, 2010 is also a result of additional nonaccrual loans at September 30, 2011, as these nonaccrual loans increased $13.8 million, or 28.0%. The increase can be attributable to the placement of troubled debt restructurings at December 31, 2010 on nonaccrual status during 2011. The nonaccrual loan increase was primarily the result of six credits which totaled $13.7 million at December 31, 2010. The six credits were put on nonaccrual status during the first quarter of 2011 based on their payment history. These credits have been reviewed for impairment and had specific reserves on their outstanding balance at September 30, 2011 to cover probable losses. The increase in nonaccrual loans was primarily from these isolated credits and did not reflect a significant decline in overall portfolio quality.

Nonperforming asset balances as a percentage of total assets have remained at a relatively low level. Total nonperforming assets were 0.95% of non-covered assets at September 30, 2011, four basis points above December 31, 2010. In response to both loan growth and a slight decline in asset quality during 2011, the Company increased its reserve for loan losses. The reserve coverage of total non-covered loans decreased to 1.31% at September 30, 2011, 9 basis points below December 31, 2010. The decrease was a result of the loans acquired from OMNI and Cameron during the second quarter of 2011.

Loans defined as troubled debt restructurings (“TDRs”) not included in nonperforming assets decreased to $0.1 million at September 30, 2011. Total TDRs not covered by loss share agreements totaled $29.1 million at September 30, 2011, $11.6 million, or 66.6%, higher than December 31, 2010. Three credits totaling $6.0 million accounted for most of the increase in balance from year-end.

Management continually monitors loans and transfers loans to nonaccrual status when warranted. The Company had gross chargeoffs of $9.9 million during the first nine months of 2011, $4.2 million of which were charged off in the third quarter. Offsetting these chargeoffs were recoveries of $7.1 million for the nine months ended September 30, 2011. As a result, net charge-offs of $2.8 million represented 0.06% of average loans during the nine months ended September 30, 2011. Net chargeoffs were significantly affected by one large recovery during the first quarter of 2011. Net charge-offs on non-covered loans during the first nine months of 2010 were $16.5 million, or 0.39% of average loans.

At September 30, 2011, excluding loans covered by the FDIC loss share agreements, the Company had $192.3 million of assets classified as substandard, $4.2 million of assets classified as doubtful, and no assets classified as loss. At such date, the aggregate of the Company’s classified assets amounted to 1.70% of total assets, 2.72% of total loans, and 3.36% of non-covered loans. At December 31, 2010, the aggregate of the Company’s classified assets, $105.8 million, amounted to 1.05% of total assets, 1.75% of total loans, and 2.37% of non-covered loans. The increase in total classified assets was a result of the assets added during the second quarter from the Company’s OMNI and Cameron acquisitions. A reserve for loan losses has been recorded for all substandard loans at September 30, 2011 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $186.6 million of loans classified special mention at September 30, 2011, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming.

Past Due Loans

Past due status is based on the contractual terms of loans. At September 30, 2011, loans past due 30 days or more excluding covered loans were 2.43% of total loans (before the application of discounts on acquired OMNI and Cameron loans), an increase of 99 basis points from December 31, 2010. Including covered loans, loans past due 30 days or more would have been 11.64% of total loans before discount adjustments at September 30, 2011 and 14.54% at December 31, 2010. Past due loans are presented in the following table.

PAST DUE NON-COVERED LOANS TO TOTAL NON-COVERED LOANS

	September 30, 2011	December 31, 2010
IBERIABANK Corporation
(Excluding FDIC Covered Loans)
30+ days past due	0.54%	0.33%
Non-accrual loans	1.89%	1.11%

Total past due loans	2.43%	1.44%

Past due non-covered loans (including nonaccrual loans) increased $78.3 million, or 121.9%, from December 31, 2010 and was primarily the result of the OMNI and Cameron loans added during the year and the larger commercial nonaccrual credits mentioned previously. Accruing loans past due increased $17.1 million, or 116.0%, from December 31, 2010. $15.0 million, or 87.9%, of the total increase was a result of past due loans in the OMNI and Cameron portfolios, of which $5.1 million were impaired at the time of acquisition. The remaining $2.1 million were past due loans from the Company’s legacy portfolio. Of the $2.1 million, loans past due less than 90 days increased $3.0 million, while accruing loans greater than 90 days outstanding decreased $0.9 million, or 64.0%.

The $2.1 million increase in legacy past due loans was primarily the result of additional past due loans in the Company’s commercial portfolio, as accruing loans past due decreased in the Company’s consumer and mortgage loan portfolios by 30.0% and 47.2%, respectively. The increase in the Company’s past due commercial portfolio was a result of an increase in loans past due less than 90 days of $5.2 million, but was offset by a decrease in accruing loans past due 90 days or more of $0.7 million. The increase in loans past due in the commercial loan portfolio can be isolated to a few large credits and is not indicative of an overall decrease in asset quality.

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

Total covered loans past due at September 30, 2011 totaled $762.0 million before discounts, a decrease of $154.4 million, or 16.9%, from December 31, 2010. Past due loans included $694.6 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $67.4 million in accruing loans past due greater than 30 days. Of the $67.4 million in accruing loans past due, $43.9 million, or 65.0%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $154.4 million decrease in covered loans past due, loans past due 30 to 89 days decreased $54.2 million, or 55.3%, while nonperforming loans (defined as accruing loans greater than 90 days past due and nonaccrual loans) decreased $100.2 million, or 12.3%. The decrease in nonperforming loans was a result of a decrease of $28.0 million, or 54.3%, in accruing loans past due 90 or more days and a decrease of $72.2 million, or 9.4%, in nonaccrual loans. These decreases were a result primarily of chargeoffs of loan balances during the year and submission to the FDIC for loss reimbursement.

Allowance for Loan Losses

The determination of the allowance for loan losses, which represents management’s estimate of probable losses inherent in the Company’s credit portfolio, involves a high degree of judgment and complexity. The Company establishes general reserves on the Company’s loan portfolios described in detail below and specific reserves for estimated losses on certain problem loans when it is determined that losses are probable on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by the Company, composition of the portfolio, the amount of the Company’s classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments, and other relevant factors. Changes in such estimates may have a significant impact on the consolidated financial statements.

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

Acquired loans follow the reserve standard set in ASC Topic No. 310-30. At acquisition, the Company reviews each loan or loan pool to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the book value of the loan (i.e., present value of expected cash flows), is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at the present value of their estimated realizable cash flow. As a result, acquired loans subject to ASC Topic No. 310-30 are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in 2010 and 2011 (the CSB, Orion, Century, Sterling, OMNI, and Cameron acquisitions) were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimate of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses are reflected as a provision for loan losses. Because acquired impaired loans follow the reserve standard set in ASC Topic No. 310-30, and acquired performing loans follow the same standard by analogy, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan or loan pool and compares the total expected cash flow of the loan or loan pools to the book value of the loan pools. If the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the FDIC loss share receivable, if applicable. At September 30, 2011, the Company had an allowance for loan losses of $98.5 million to reserve for probable losses currently in the covered loan portfolio arising after the losses estimated at the respective acquisition dates. Because the Company has addressed deterioration in the covered loan portfolio on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses is adequate at September 30, 2011 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following tables set forth the activity in the Company’s allowance for loan losses during the periods indicated.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Balance, beginning of period	$136,100	$55,768
Provision charged (reversed) to operations	21,589	31,227
Provision recorded through the FDIC loss share receivable	30,184	61,494
Decrease in balance for transfer of covered loans to OREO	(9,719)	—

Charge-offs:
Commercial, financial and agricultural	(4,499)	(15,206)
Mortgage	(223)	(925)
Loans to individuals	(5,194)	(6,508)

Total charge-offs	(9,916)	(22,639)

Recoveries:
Commercial, financial and agricultural	5,155	4,539
Mortgage	159	76
Loans to individuals	1,768	1,488

Total recoveries	7,082	6,103

Net charge-offs	(2,834)	(16,536)

Balance, end of period	$175,320	$131,954

Allowance for loan losses to nonperforming assets (1) (2)	49.1%	94.6%
Allowance for loan losses to total loans at end of period(2)	1.31%	1.43%
Net charge-offs (recoveries) to average loans(3)	0.08%	0.52%

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include the allowance allocated to covered assets.
(3)	Net charge-offs exclude charge-offs and recoveries on covered loans.

(dollars in thousands)	September 30, 2011
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$73,640	$62,460	$136,100
Provision for loan losses before benefit attributable to FDIC loss share agreements	34,418	17,355	51,773

Benefit attributable to FDIC loss share agreements	(30,184)	—	(30,184)

Net provision for loan losses	4,234	17,355	21,589

Transfer of balance to OREO	(9,719)	—	(9,719)
Increase in FDIC loss share receivable	30,184	—	30,184
Loans charged-off	(399)	(9,517)	(9,916)
Recoveries	516	6,566	7,082

Balance, end of period	$98,456	$76,864	$175,320

(dollars in thousands)	September 30, 2010
	Covered Loans	Non-covered loans	Total

Balance, beginning of period	$145	$55,623	$55,768
Provision for loan losses before benefit attributable to FDIC loss share agreements	70,722	21,999	92,721

Benefit attributable to FDIC loss share agreements	(61,494)	—	(61,494)

Net provision for loan losses	9,228	21,999	31,227

Increase in FDIC loss share receivable	61,494	—	61,494

Loans charged-off	(1,018)	(22,317)	(22,639)
Recoveries	728	6,071	6,103

Balance, end of period	$70,577	$61,376	$131,954

The allowance for loan losses totaled $175.3 million at September 30, 2011, or 2.43% of total loans, $39.2 million higher than at December 31, 2010. The allowance as a percentage of loans was 17 basis points above the 2.26% at December 31, 2010.

The increase in the allowance was primarily related to increased reserves on the covered loan portfolio based on the Company’s estimate of expected cash flows from these portfolios at September 30, 2011. The allowance for loan losses on covered loans increased $24.8 million from December 31, 2010, or 63.3% of the total increase over December 31, 2010. Expected cash flows on certain of the Company’s acquired loan pools decreased during the first nine months of 2011, and thus a reserve was established to cover additional expected losses in these portfolios. The total increase in the allowance for covered loans based on these cash flows was recorded as a $4.2 million provision for loan losses in the Company’s consolidated statement of income for the nine months ended September 30, 2011 and a $30.2 million increase in the Company’s FDIC loss share receivable. The allowance on covered loans was also reduced by $9.7 million when loan collateral was moved to OREO during 2011.

The allowance for loan losses on the non-covered portion of the Company’s loan portfolio increased due to a decline in asset quality and additional specific reserves on commercial credits at IBERIABANK. Excluding net charge-off activity, the Company recorded a provision of $7.4 million to reserve for loan growth and $7.0 million to reserve for changes in asset quality during the year to address the increased risk of loss inherent in the Company’s legacy loan portfolio at September 30, 2011.

Because of the increase in the allowance during the first nine months of 2011, the allowance for loan losses covers 123.0% of nonperforming loans. The allowance for loan losses on non-covered loans covers total past due loans 53.9% at September 30, 2011, a decrease compared to the December 31, 2010 coverage of 97.2%. The decrease is primarily attributable to the acquired loans from OMNI and Cameron impaired at the time of acquisition (which were discounted on the acquisition date).

FDIC Loss Share Receivable

As part of the three FDIC-assisted acquisitions during 2009 and the Sterling acquisition during 2010, the Company recorded a $1.1 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $125.0 million, or 17.2%, during the first nine months of 2011 as the Company moved current expected reimbursements resulting from loan charge-offs to the receivable due from the FDIC, included in other assets discussed below. Offsetting the decreases due to reimbursements was a $30.2 million increase due to additional estimated losses on certain covered loan pools during the first nine months of 2011.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

(dollars in thousands)	September 30,
	2011	2010

Balance, beginning of period	$726,871	$1,034,734

Acquisition	—	66,826
Increase due to loan loss provision recorded on FDIC covered loans	30,184	61,494

(Amortization) Accretion	(42,831)	(4,405)
Submission of reimbursable losses to the FDIC	(114,087)	(252,648)
Change due to a decrease in cash flow assumptions on OREO	5,242	—
Other	(3,517)	13

Balance, end of period	$601,862	$906,014

Investment Securities

The following table shows the carrying values of securities by category as of the dates indicated.

CARRYING VALUE OF SECURITIES

(dollars in thousands)	September 30,		December 31,
	2011		2010

Securities available for sale:
U.S. Government- sponsored enterprise obligations	374,168	18%	422,800	21%
Obligations of state and political subdivisions	144,307	7	40,169	2
Mortgage backed securities	1,254,849	61	1,263,869	63
Other securities	3,503	—	2,956	—

Total securities available for sale	1,776,827	86	1,729,794	86

Securities held to maturity:
U.S. Government- sponsored enterprise obligations	180,248	9	180,479	9
Obligations of state and political subdivisions	71,468	4	75,768	4
Mortgage backed securities	28,817	1	33,773	1

Total securities held to maturity	280,533	14	290,020	14

Total securities	$2,057,360	100%	$2,019,814	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio.

Investment securities increased by $37.5 million, or 1.9%, to $2.0 billion at September 30, 2011. The increase was due to the acquisition of $314.7 million in securities from OMNI and Cameron during the second quarter of 2011. Offsetting the increase from the acquisitions were sales, maturities and calls of both available for sale and held to maturity investments during the first nine months of 2011.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2011. There were no transfers of securities between investment categories during the year.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, beginning of period	$1,729,794	$290,020
Acquisitions	313,726	978
Purchases	268,880	11,886
Sales, net of gains	(111,957)	—
Principal maturities, prepayments and calls, net of gains	(440,694)	(21,610)
Amortization of premiums and accretion of discounts	(12,523)	(741)
Increase (Decrease) in market value	29,601	—

Balance, end of period	$1,776,827	$280,533

As a result of the Company’s analysis, no declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at September 30, 2011. At September 30, 2011, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The balance in interest-bearing deposits at other institutions increased $21.1 million, or 8.7%, from $242.8 million at December 31, 2010 to $263.9 million at September 30, 2011. The Company has deployed some available funds to fund loan growth and pay down its long-term debt, all in an attempt to improve the average rate earned on interest-earning assets. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances at the dates indicated.

OTHER ASSETS COMPOSITION

(dollars in thousands)	September 30, 2011	December 31, 2010	Increase/(Decrease)
			Amount	Percent
Other Earning Assets
FHLB and FRB stock	$52,852	$57,280	$(4,428)	(7.7)%
Fed funds sold	—	9,038	(9,038)	(100.0)
Other interest-bearing assets (1)	3,412	3,358	54	1.6

Total earning assets	56,264	69,676	(13,412)	(19.2)

Other Assets
Premises and equipment	280,709	208,403	72,306	34.7
Bank-owned life insurance	95,977	72,536	23,441	32.3
Goodwill	350,147	234,228	115,919	49.5
Core deposit intangibles	25,338	22,975	2,363	10.3
Title plant and other intangible assets	8,127	6,907	1,220	17.7
Accrued interest receivable	35,583	34,250	1,333	3.9
Other real estate owned	123,307	69,217	54,090	78.1
Derivative market value	30,217	37,320	(7,103)	(19.0)
Receivable due from (to) the FDIC	10,900	42,494	(31,594)	(74.3)
Investment in new market tax credit entities	119,207	112,296	6,911	6.2
Other	80,747	48,865	31,882	65.2

Total	$1,216,523	$959,167	$257,356	26.8%

(1)	Other interest-bearing assets are composed primarily of trust preferred common securities.

The $4.4 million decrease in FHLB and FRB stock was the result of $12.2 million in additional stock purchases and $4.9 million in stock acquired from OMNI and Cameron, offset by $21.5 million in repurchases of stock during the first nine months of 2011. The repurchases are mandatory for eligible stock based on FHLB regulations.

Fed funds sold decreased $9.0 million since December 31, 2010. Fed funds sold represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities.

The minimal increase in other interest-bearing assets was a result of $0.5 million in securities acquired from Omni, offset by the repayment of a portion of the Company’s trust preferred securities during the first nine months of 2011.

The $72.3 million increase in premises and equipment in the first nine months of 2011 was a result of acquired branches, property, and equipment of $49.3 million from OMNI, Cameron, and Sterling, as well as additional capitalized expenditures at the Company’s branches during the first three quarters of 2011. The investment in additional branch property is part of the Company’s growth strategy and expansion into new markets.

The $23.4 million increase in the Company’s bank-owned life insurance balance was a result of policies acquired from OMNI and Cameron during the second quarter of 2011. The Company acquired $21.0 million in policies from these acquisitions, with the remaining increase from earnings on policies during the first nine months of 2011.

The $115.9 million increase in goodwill and the $1.2 million increase in other intangible assets were a result of the acquisitions of OMNI, Cameron and certain assets of Florida Trust Company during the second quarter of 2011. See Note 4 to these unaudited consolidated financial statements for additional information on these intangible assets.

The $2.4 million increase in core deposit intangibles was due to $6.0 million in intangibles acquired from OMNI and Cameron, offset by amortization expense of $3.6 million during the first nine months of 2011.

The $1.3 million increase in accrued interest receivable from December 31, 2010 was attributable to an increase in earning assets during the first nine months of 2011, offset partially by the timing of interest payments during the year.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $54.1 million increase in the Company’s OREO balance from December 31, 2010 was a result of $24.4 million in OREO acquired from OMNI and Cameron, as well as the foreclosures of numerous OREO properties during the first nine months of 2011. Most of the foreclosed properties were covered by loss share agreements. Covered OREO properties increased $27.8 million, or 54.8%, during 2011. Non-covered OREO increased $1.9 million, or 9.9%, excluding acquired OREO, and was primarily a result of the movement of two former bank properties to OREO during the second quarter.

The $7.1 million decrease in the market value of the Company’s derivatives was primarily attributable to fair value adjustment on the Company’s existing derivatives during the first nine months of 2011. The total change in market value was offset by additional customer derivative and equity-indexed CD derivative product agreements.

The balance due to the Company from the FDIC in accordance with the loss share agreements decreased $31.6 million during the first nine months of 2011. The decrease in the balance was a result of the repayment from the FDIC of losses submitted at December 31, 2010. The Company’s submission of losses in the third quarter has slowed some as many loan pools have shown improvement in cash flows. The balance due from the FDIC includes the reimbursable portion of incurred losses and reimbursable expenses.

The $6.9 million increase in the Company’s investments in new market tax credits is a result of an additional investment in tax credit entities during the second quarter of 2011, offset partially by the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $31.9 million increase in other assets since December 31, 2010 was primarily the result of two events. First, the Company acquired assets in the OMNI and Cameron acquisitions, including income taxes receivable and numerous prepaid assets. In addition, the Company’s current income tax receivable increased by $29.5 million during 2011 as a result of estimated tax payments made to its various income tax jurisdictions during the first nine months of 2011.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an increasingly important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the nine months of 2011.

Deposits

During the first nine months of 2011, deposits increased $1.3 billion, or 16.1%, totaling $9.2 billion at September 30, 2011, as total interest-bearing deposits increased $739.2 million, or 10.5%, and noninterest-bearing deposits increased $535.8 million, or 61.0%, from December 31, 2010. Deposits acquired from OMNI and Cameron accounted for 94.3% of the growth, as deposits increased $72.0 million, or 0.9%, excluding the acquired deposits. Non-acquisition growth was limited to noninterest bearing deposits, as interest-bearing deposits decreased $170.2 million, or 2.4%, excluding deposits acquired. The majority of the decrease is attributable to deposit runoff in Florida, as higher-priced certificates of deposits matured and were not renewed due to continued rate reductions.

From a product perspective, noninterest-bearing deposits increased $535.8 million, or 61.0%, with OMNI and Cameron acquired deposits accounting for 54.8% of the increase. The Company also acquired $909.3 million in interest-bearing deposits from OMNI and Cameron. The increase in interest-bearing deposits was driven by double-digit growth in demand deposits, but was offset partially by a $116.9 million decrease in total certificates of deposit. The majority of the decrease can be traced to the Company’s Florida market, where higher-priced certificates of deposit acquired from Orion, Century, and Sterling matured and were not renewed.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

DEPOSIT COMPOSITION

(dollars in thousands)	September 30,		December 31,		Increase/(Decrease)
	2011		2010		Amount	Percent
Noninterest-bearing DDA	$1,414,520	15%	$878,768	11%	$535,752	61.0%
NOW accounts	1,688,310	18	1,281,825	16	406,485	31.7
Savings and money market	3,359,711	37	2,910,114	37	449,597	15.4
Certificates of deposit	2,727,488	30	2,844,399	36	(116,911)	(4.1)

Total deposits	$9,190,029	100%	$7,915,106	100%	$1,274,923	16.1%

From a market perspective, organic deposit growth was seen primarily in IBERIABANK’s newer Houston, Texas and Mobile, Alabama markets, as well as the Lafayette and Baton Rouge, Louisiana markets. Houston experienced growth of $70.2 million, 54.2% growth from December 31, 2010 deposit levels. Mobile’s total deposits increased $27.4 million, or 30.0%. The Lafayette, Louisiana market contributed deposit growth of $81.4 million, or 6.5%. Market growth was offset by deposit runoff in six of the seven Florida markets, with the largest decreases in the Sarasota ($107.6 million, or 18.2%), Southeast Florida ($52.1 million, or 8.8%), and Bradenton ($38.3 million, or 16.4%) markets.

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

During the first nine months of 2011, the Company continued to pay down its short-term debt using available funds in order to reduce future interest expense. Total short-term borrowings decreased $5.5 million, or 2.5%, to $214.8 million at September 30, 2011 compared to $220.3 million at December 31, 2010. All of the decrease in borrowings was a result of a decrease in the Company’s securities sold under agreements to repurchase, as there were no short-term FHLB advances outstanding at either September 30, 2011 or December 31, 2010. Total short-term debt was 2.1% of total liabilities and 31.7% of total borrowings at September 30, 2011, which compares favorably to 2.5% and 33.8%, respectively, at December 31, 2010.

On an average basis, short-term borrowings during the third quarter of 2011 were $218.3 million, compared to $236.4 million at December 31, 2010. As with the end-of-period balance, the decrease in average short-term borrowings can be entirely attributed to a decrease in the Company’s securities sold under agreements to repurchase. The weighted average rates paid on short-term borrowings were 0.28% and 0.39% for the quarters ended September 30, 2011 and 2010, respectively, and 0.25% and 0.39% for the nine months ended September 30, 2011 and 2010, respectively.

Long-term Debt

The Company’s long-term borrowings increased $29.7 million, or 6.9%, to $462.0 million at September 30, 2011, compared to $432.3 million at December 31, 2010. The increase in borrowings from December 31, 2010 is a result of the debt assumed from OMNI and Cameron, which included $107.3 million in FHLB advances, $15.5 million in junior subordinated debentures (trust preferred securities), and $8.1 million in additional notes payable. Offsetting the additions from acquired debt were repayments of maturing long-term FHLB advances, trust preferred securities, and the acquired notes during 2011.

During the first quarter of 2011, the Company repaid $7.6 million of trust preferred securities acquired in 2007. The Company paid $6.8 million to repay the advances, incurring $0.3 million in prepayment penalties that are included in the Company’s statement of operation for the nine months ended September 30, 2011. Because the Company prepaid the debt, the fair value discount recorded on the acquired debt was also written off, resulting in a reduction of interest expense of $1.0 million during the nine months ended September 30, 2011. The redemption of the debt in the first quarter will save an additional $0.1 million in interest expense over the final three months of 2011.

During the second quarter of 2011, the Company also redeemed $7.5 million of trust preferred securities that were also acquired in 2007. The Company paid $8.5 million to repay the advances and accrued interest, incurring $0.4 million in prepayment penalties that are included in the Company’s statements of operation for the nine months ended September 30, 2011. The redemption of the debt in the second quarter will save $0.2 million in interest expense over the final three months of 2011.

Also during the second quarter of 2011, the Company paid $8.3 million in cash to repay an outstanding note payable and accrued interest assumed from OMNI.

Despite the acquired debt, on average, the Company’s long-term debt decreased to $434.9 million for the first nine months of 2011. Average long-term debt for the third quarter was 4.6% of total liabilities at September 30, 2011, lower than the quarterly average at the end of 2010 of 4.8%. On a period-end basis, long-term debt was 4.6% of total liabilities at September 30, 2011, a decrease from the 5.0% at December 31, 2010.

The Company’s long-term borrowings at September 30, 2011 included $295.4 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The Company’s remaining debt consists of $111.9 million of junior subordinated deferrable interest debentures of the Company and $54.7 million in notes payable on investments in the Company’s new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. During the first nine months of 2011, the Company did not issue additional trust preferred securities. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

SHAREHOLDERS’ EQUITY

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2011, shareholders’ equity totaled $1.5 billion, an increase of $168.8 million, or 12.9%, compared to $1.3 billion at December 31, 2010. The following table details the changes in shareholders’ equity during the first nine months of 2011.

CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)	Amount
Balance, beginning of period	$1,303,457
Net income	37,132
Common stock issued	181,140
Treasury stock repurchased	(41,386)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	5,829
Cash dividends declared- common stock	(29,421)
Increase in other comprehensive income	8,536
Share-based compensation cost	6,954

Balance, end of period	$1,472,241

In addition to total comprehensive income earned during 2011 of $45.7 million, the Company issued 3,083,229 shares of the Company’s common stock on May 31, 2011 to acquire all of the outstanding common stock of the former OMNI and Cameron shareholders. The shares were issued at a price of $58.75, resulting in additional total equity of $181.1 million.

Offsetting the significant additions to equity noted above were dividend payments to common shareholders of $29.4 million for the nine months ended September 30, 2011, which equates to $1.02 per common share. The Company paid dividends of $0.34 per common share in each of the first three quarters of 2011, resulting in a payout to shareholders of over 79% of net income earned in the period.

In August of 2011, the Company announced the Board of Directors had authorized the repurchase of up to 900,000 additional shares, or 3.0% of the outstanding common stock shares at the time of the announcement. During the third quarter of 2011, the Company repurchased all 900,000 shares authorized on the open market. The shares were purchased at a weighted average fair value of $45.98. See Part II, Item 2 of this Quarterly Report on Form 10-Q.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At September 30, 2011, the Company exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratio of 10.55%, a Tier 1 risk-based capital ratio of 15.49% and a total risk-based capital ratio of 16.75%.

At September 30, 2011, IBERIABANK also exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratio of 9.00%, Tier 1 risk-based capital ratio of 13.22% and total risk-based capital ratio of 14.49%, respectively.

Throughout the first nine months of 2011, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following graph and table.

(dollars in thousands)			At September 30, 2011		At December 31, 2010
	Entity	“Well- Capitalized” Minimums	Actual	Excess Capital	Actual	Excess Capital

Ratio
Tier 1 Leverage Ratio	Consolidated	5.00%	10.55%	$617,447	11.24%	$628,956
	IBERIABANK	5.00	9.00	442,056	8.14	266,609

Tier 1 risk-based capital ratio	Consolidated	6.00	15.49	719,233	18.48	764,921
	IBERIABANK	6.00	13.22	543,380	14.39	402,734

Total risk-based capital ratio	Consolidated	10.00	16.75	511,807	19.74	597,089
	IBERIABANK	10.00	14.49	337,498	15.65	271,420

Despite a decrease in capital ratios from December 31, 2010 as a result of the acquisition of OMNI and Cameron during the second quarter and the Company’s common stock repurchases during the third quarter, the Company’s ratios were well above required levels and management believes its capital position remains at the top of its peer group. The overall decline in ratios from December 31, 2010 can be attributed to these acquisitions and share repurchases and not an indicator of potential problems with capital position, liquidity, availability of borrowings, or the ability to raise additional capital, as evidenced by the stability in the dollar amount of excess capital since December 31, 2010.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders for the third quarter of 2011 of $17.3 million, compared to $13.9 million earned during the third quarter of 2010, an increase of $3.4 million, or 24.1%. Earnings per share (“EPS”) on a diluted basis were $0.58 for the third quarter of 2011, representing an 11.8% increase from the $0.52 earned for the third quarter of 2010. During the third quarter of 2011, net interest income increased $22.5 million, or 32.2%, as interest income increased 13.6% to $113.4 million and interest expense decreased $8.9 million, or 29.7%. Income available to common shareholders was also positively impacted by an increase in noninterest income over the prior year, but was negatively impacted by a $19.2 million increase in noninterest expenses. The Company’s investment in tax credits in the current year helped to decrease income tax expense $0.7 million, or 9.8%.

The quarterly trends noted above are consistent on a year-to-date basis. An increase in net interest income of $37.9 million, driven by an increase of $11.3 million in interest income and a decrease of $26.5 million in interest expense, was offset by a 22.8%, or $50.9 million, increase in noninterest expenses. For the nine months ended September 30, 2011, income available to common shareholders of $37.1 million was $1.3 million, or 3.8%, higher than the same period of 2010. On a per share basis, earnings were $1.31 per diluted share, a 6.9% decrease from the $1.40 per share for the nine months ended September 30, 2010. Per-share earnings were affected by the Company’s issuance of an additional 3.1 million shares in May 2011 in connection with the OMNI and Cameron acquisitions.

The following discussion provides additional information on the Company’s operating results for the three and nine months ended September 30, 2011, compared to the same three- and nine-month periods ended September 30, 2010 by significant income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.44% during the third quarter of 2011 and 2.70% during the third quarter of 2010. On a year-to-date basis, the Company’s interest rate spread of 3.30% was 48 basis points above the 2.82% earned during the nine months of 2010. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.62% and 2.91% during the three months ended September 30, 2011 and 2010, respectively, and 3.48% and 3.04% for the nine month periods then ended.

Net interest income increased $22.5 million, or 32.2%, during the three months ended September 30, 2011 to $92.4 million from $69.9 million during the three months ended September 30, 2010. The improvement in net interest income was the result of a $618.2 million increase in average earning assets, a 29 basis point increase in the yield on average earning assets, and a decrease in the average rate paid on interest-bearing liabilities of 46 basis points. Net interest income was negatively affected by a $245.4 million, or 3.0%, increase in average interest-bearing liabilities.

For the nine months ended September 30, 2011, the 18.1% increase in net interest income over the same nine-month period of 2010 was also driven by lower interest expense, both as a result of a $37.4 million, or 0.5%, decrease in average interest-bearing liabilities and a 44 basis point decrease in interest rates between periods. Net interest income was also positively affected by a $271.8 million increase in average earning assets and a five basis point increase in earning asset yield for the nine-month period. For both the quarter- and year-to-date periods, the balance sheet growth is primarily a result of the Company’s OMNI and Cameron acquisition, although the Company did have organic growth in both its earnings assets and interest-bearing deposits.

Average loans made up 69.9% of average earning assets during the three months ended September 30, 2011 and 60.1% for the same three-month period in 2010. Average loans increased $1.4 billion, or 23.8%, since September 30, 2010, and was the result of loan growth in the Company’s non-covered loan portfolio, both from OMNI and Cameron acquired loans and organic loan growth. Average investment securities made up 20.4% of average earning assets at September 30, 2011 compared to 19.0% at September 30, 2010. The increase in loans and investment securities (both in absolute dollars and as a percentage of total earning assets) is a result of management’s decision over the past 15 months to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans, investment securities, and paying down its short- and long-term debt in efforts to improve net interest income. Other significant components of earning assets during the three months ended September 30, 2011 included the Company’s FDIC loss share receivable (6.1% of average earning assets) and excess liquidity (2.1% of earning assets on average). During the three months ended September 30, 2010, the Company’s FDIC loss share receivable and excess liquidity were 18.9% of average earning assets, with excess liquidity alone accounting for 10.0% of total earning assets.

Average interest-bearing deposits made up 91.9% of average interest-bearing liabilities during the third quarter of 2011 compared to 90.3% during the third quarter of 2010. Average short- and long-term borrowings made up the remaining 2.6% and 5.5% of average interest-bearing liabilities during the three months ended September 30, 2011, respectively, compared to 2.8% and 6.9% during the three months ended September 30, 2010.

For the nine months ended September 30, 2011, net interest income was positively impacted by a decrease in interest expense of $26.5 million, or 29.7%, from the nine months of 2010, a result of decreases in both the rates paid on average liabilities and average liability balances.

Average loans for the nine-month period ended September 30, 2011 were 68.6% of total earning assets, an increase from the nine-month average of 61.3% for the similar 2010 period. Similar to the quarterly trend noted above, the investment portfolio made up 21.3% of total earnings assets during 2011, an increase from 17.7% in 2010. The additional investments made in these earning assets decreased the average excess liquidity for the first nine months of 2011 to 1.9% of earning assets, a sharp decline from 9.4% of total earning assets in 2010.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$547,458	$9,293	6.87%	$710,112	$13,087	7.42%	$579,197	$29,429	6.85%	$867,399	$43,670	6.75%
Commercial loans (TE) (2)	5,201,711	68,197	5.23%	3,918,158	57,719	5.88%	4,651,752	212,469	6.13%	3,754,208	162,930	5.85%
Consumer and other loans	1,470,229	23,652	6.38%	1,202,442	18,826	6.21%	1,367,705	67,810	6.63%	1,107,893	53,803	6.49%

Total loans	7,219,398	101,142	5.59%	5,830,712	89,632	6.14%	6,598,654	309,708	6.30%	5,729,500	260,403	6.11%
Mortgage loans held for sale	87,769	1,033	4.19%	131,944	1,499	4.26%	64,291	2,747	5.02%	88,716	3,205	4.45%
Investment securities (TE) (2)(3)	2,110,070	13,311	2.72%	1,843,511	12,783	2.90%	2,053,004	38,987	2.67%	1,653,686	37,350	3.16%
Other earning assets	905,322	(2,056)	-0.90%	1,898,198	(4,096)	-0.84%	907,627	(41,451)	-6.11%	1,879,820	(2,303)	-0.16%

Total earning assets	10,322,559	113,429	4.42%	9,704,365	99,818	4.13%	9,623,576	309,992	4.36%	9,351,722	298,655	4.31%

Allowance for loan losses	(172,030)			(92,941)			(151,948)			(70,453)
Nonearning assets	1,397,593			1,029,764			1,198,396			999,472

Total assets	$11,548,122			$10,641,188			$10,670,024			$10,280,741

Interest-bearing liabilities:
Deposits:
NOW accounts	$1,682,568	$1,919	0.45%	$1,281,554	$2,178	0.67%	$1,499,111	$5,812	0.52%	$1,341,581	$7,247	0.72%
Savings and money market accounts	3,350,035	5,854	0.69%	2,953,907	8,768	1.18%	3,110,088	17,229	0.74%	2,680,060	28,796	1.44%
Certificates of deposit	2,769,153	9,950	1.43%	3,204,675	13,852	1.71%	2,710,515	31,743	1.57%	3,132,881	37,821	1.61%

Total interest-bearing deposits	7,801,756	17,723	0.90%	7,440,136	24,798	1.32%	7,319,714	54,784	1.00%	7,154,522	73,864	1.38%
Short-term borrowings	218,290	153	0.28%	231,813	233	0.39%	219,096	422	0.25%	209,297	623	0.39%
Long-term debt	464,472	3,118	2.63%	567,166	4,854	3.35%	434,863	7,636	2.32%	647,229	14,890	3.03%

Total interest-bearing liabilities	8,484,518	20,994	0.98%	8,239,115	29,885	1.44%	7,973,673	62,842	1.05%	8,011,048	89,377	1.49%

Noninterest-bearing demand deposits	1,368,014			840,765			1,121,650			828,294
Noninterest-bearing liabilities	190,225			248,727			172,082			213,342

Total liabilities	10,042,757			9,328,607			9,267,405			9,052,684
Shareholders’ equity	1,505,365			1,312,581			1,402,619			1,228,057

Total liabilities and shareholders’ equity	$11,548,122			$10,641,188			$10,670,024			$10,280,741

Net earning assets	$1,838,041			$1,465,250			$1,649,903			$1,340,674

Ratio of earning assets to interest-bearing liabilities	121.66%			117.78%			120.69%			116.74%

Net Interest Spread		$92,435	3.44%		$69,933	2.70%		$247,149	3.30%		$209,278	2.82%

Tax-equivalent Benefit			0.09%			0.07%			0.08%			0.08%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$94,778	3.62%		$71,702	2.91%		$252,981	3.48%		$215,471	3.04%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

The following table displays the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities between the three- and nine-month periods ended September 30, 2011 and 2010. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times the average yield/rate for the two periods), (ii) changes attributable to rate (changes in average rate between periods times the average volume for the two periods), and (iii) total increase (decrease).

SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2011/2010			For the Nine Months Ended September 30, 2011/2010
	Change Attributable To			Change Attributable To
(dollars in thousands)			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Earning assets:
Loans receivable:
Mortgage loans	$(2,849)	$(926)	$(3,775)	$(14,797)	$637	$(14,160)
Commercial loans (TE)	17,555	(7,076)	10,479	45,172	4,366	49,538
Consumer and other loans	4,390	435	4,825	13,681	327	14,008
Loans held for sale	(463)	(23)	(486)	(886)	347	(539)
Investment securities (TE)	1,985	(1,457)	528	8,226	(6,590)	1,636
FDIC loss share receivable	1,194	1,228	2,422	1,629	(40,056)	(38,427)
Other earning assets	(474)	92	(382)	(1,235)	515	(720)

Total net change in income on earning assets	21,338	(7,727)	13,611	51,790	(40,454)	11,336

Interest-bearing liabilities:
Deposits:
NOW accounts	572	(831)	(259)	780	(2,215)	(1,435)
Savings and money market accounts	964	(3,878)	(2,914)	4,827	(16,394)	(11,567)
Certificates of deposit	(1,741)	(2,162)	(3,903)	(4,974)	(1,104)	(6,078)
Borrowings	(798)	(1,017)	(1,815)	(4,176)	(3,279)	(7,455)

Total net change in expense on interest- bearing liabilities	(1,003)	(7,888)	(8,891)	(3,543)	(22,992)	(26,535)

Change in net interest income	$22,341	$161	$22,502	$55,333	$(17,462)	$37,871

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

The increase in yield on total earning assets was driven by higher yields on the Company’s consumer loan portfolio and a lower amortization of the Company’s FDIC loss share receivable (that resulted in a negative yield), but was offset by lower investment security yields and yields on portions of the Company’s commercial loan portfolio.

For the quarter ended September 30, 2011, the increase in the Company’s average earning assets drove the increase in interest income, as average balance increases in the commercial and consumer loan portfolios, as well as a balance increase in the investment portfolio, offset rate decreases across multiple portfolios. Average loan balances increased $1.4 billion, or 23.8%, over September 30, 2010. The increase can be attributed to the non-covered loan growth since September 30, 2010, both from the OMNI and Cameron acquisitions and organic non-covered loan growth.

Interest income growth was slowed by a 55 basis point decrease in the yield on the Company’s loan portfolio and an 18 basis point decrease in yield on the Company’s investment securities. The amortization of the loss share receivable was $2.6 million for the three months ended September 30, 2011, which can be attributable to the related increase in expected cash flow from the covered assets. As expected cash flow on the covered loan and OREO portfolios increases, the fair value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The negative yield during the three months ended September 30, 2011 of 1.63% was 65 basis points below the negative yield of 2.27% during the same period of 2010. As a result, the total yield of the loan portfolio when including the loss share receivable was 5.02%, three basis points lower than the third quarter of 2010.

Average investment securities increased $266.6 million during the third quarter of 2011 when compared to the same period of 2010, as the Company acquired investments from OMNI and Cameron and purchased higher-yielding investment securities with available cash to improve earning asset yields. Despite a decrease of 18 basis points from September 30, 2010, investment securities yielded 2.72% during the three months ended September 30, 2011. The 2.72% earned on the securities was well above the yield on interest bearing cash and fed funds sold of 0.23% for the third quarter of 2011.

Driven by a decrease of 46 basis points in the rate paid on interest-bearing liabilities during the three months ended September 30, 2011, interest expense decreased $8.9 million, or 29.7%, from the three months ended September 30, 2010. The decrease in interest expense on the Company’s long-term debt was a result of a $102.7 million decrease in average long-term debt from the third quarter of 2010 and a rate decrease of 72 basis points. Despite an increase of $361.6 million in average interest-bearing deposits, interest expense on the Company’s deposits decreased $7.1 million, or 28.5%, from the third quarter of 2010, as the average rate paid on these deposits decreased 42 basis points to 0.90% for the third quarter of 2011. Higher-yielding deposits acquired from the 2009 and 2010 Alabama and Florida acquisitions either matured or were repriced during 2010 and 2011, contributing to the basis point decrease.

On a year-to-date basis, average balance increases in the largest components of earning assets more than offset the rate decreases in yields on many of the Company’s average earning assets, as interest income increased $11.3 million, or 3.8%. Average loan balances increased $869.2 million, or 15.2%, over September 30, 2010. The increase can be attributed to the non-covered loan growth since September 30, 2010, both from acquisitions and organic growth. Despite a 19 basis point increase in the yield on the Company’s loan portfolio, interest income growth was slowed in the current year by a decrease in yield on the Company’s loss share receivable.

Driven by a decrease of 44 basis points in the rate paid on interest-bearing liabilities during the nine months ended September 30, 2011, interest expense decreased $26.5 million, or 29.7%, from the nine months ended September 30, 2010. The decrease in interest expense on the Company’s long-term debt was a result of a $212.4 million decrease in average long-term debt from the third quarter of 2010 and a rate decrease of 71 basis points. Despite an increase of $165.2 million in average interest-bearing deposits, interest expense on the Company’s deposits decreased $19.1 million, or 25.8%, from the first nine months of 2010, as the average rate paid on these deposits decreased 38 basis points to 1.00% for the nine months of 2011.

Provision for Loan Losses

Management of the Company assesses the allowance for loan losses monthly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases in the allowance for loan losses are achieved through provisions for loan losses that are charged against income.

On a consolidated basis, the Company recorded a provision for loan losses of $6.1 million for the three months ended September 30, 2011, a $1.0 million, or 19.5%, increase from the third quarter of 2010. The Company’s provision of $6.1 million was recorded to replace net chargeoffs taken on the Company’s non-covered loan portfolio during the three months ended September 30, 2011 of $1.7 million, to reserve $0.6 million to cover non-acquisition loan growth, and to reserve $4.0 million to account for a net deterioration in asset quality. Offsetting the non-covered loan provision was a $0.2 million recapture of provision taken on the Company’s covered portfolio. The increase in the total provision from the prior year is primarily the result of the additional reserve for asset quality deterioration over the past 12 months. During the third quarter of 2010, the Company was able to reverse $3.5 million in provision for an improvement in asset quality in the non-covered loan portfolio. The provision allocated to net chargeoff replacement for the three months ended September 30, 2010, however, was $4.4 million higher than for the same quarter of 2011.

For the nine months ended September 30, 2011, the provision for loan losses was $21.6 million, 30.9% lower than for the nine-month period ended September 30, 2010. The $9.6 million decrease from 2010 was a result of a $4.6 million decrease in the Company’s non-covered provision and a $5.0 million decrease in the Company’s covered loan provision. The change in the non-covered provision from the prior year was a result of a decrease of $14.2 million in net non-covered loan chargeoffs. Offsetting this decrease was a $6.9 million increase in provision over the prior year for loan growth and a $2.7 million increase in provision to reserve for asset quality deterioration in the non-covered loan portfolio. The decrease in the covered provision was a result of a change in expected cash flows on certain loan pools.

As part of the total $17.4 million provision recorded on the non-covered loan portfolio during the nine months ended September 30, 2011, $7.0 million was recorded to account for a change in asset quality. Non-covered loans past due in the consolidated loan portfolio totaled $142.6 million at September 30, 2011, an increase of $78.3 million from December 31, 2010. Past due loans, including nonaccrual loans, were 2.43% of total loans (before acquired loan discount adjustments) at September 30, 2011, a 99 basis point increase from December 31, 2010. Although a significant portion of the increase in non-covered past due loans during the year was a result of acquired impaired loans from OMNI and Cameron, which the Company accounts for under ASC 310-30, certain changes in legacy asset quality warranted additional provision expense in the current period.

Net charge-offs on the consolidated portfolio were $1.9 million for the third quarter of 2011, or an annualized chargeoff percentage of 0.10%. The net charge-offs were a result of $4.2 million in charge-offs and $2.3 million in recoveries for the third quarter of 2011. Annualized net charge-offs for the third quarter of 2010 were 0.36% of the consolidated loan portfolio, and were a result of charge-offs of $8.0 million and recoveries of $2.7 million.

The Company believes the allowance was adequate at September 30, 2011 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, increased 17 basis points from 2.26% at December 31, 2010 to 2.43% at September 30, 2011.

Excluding loans covered by the FDIC loss share agreements, the Company’s allowance was 1.31% of non-covered loans at September 30, 2011. Excluding acquired OMNI and Cameron loans accounted for in accordance with ASC 310-30, the Company’s allowance on its non-covered loans would have been 1.51% of total non-covered loans, 11 basis points above December 31, 2010. On the same basis, the Company’s allowance at September 30, 2011 was 123.0% of total nonperforming loans. The ratios compare favorably to December 31, 2010 ratios of 1.40% of total non-covered loans and 122.6% of nonperforming loans.

Noninterest Income

The Company’s operating results included noninterest income of $37.1 million for the three months ended September 30, 2011, $0.3 million, or 0.9%, higher than the $36.8 million earned for the same period in 2010. For the first nine months of 2011, noninterest income increased 0.6% from the same nine-month period in 2010. The following table illustrates the primary components of noninterest income for the periods indicated.

NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
			Percent			Percent
	September 30,		Increase	September 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)

Service charges on deposit accounts	$7,448	$6,085	22.4%	$19,303	$18,361	5.1%
ATM/debit card fee income	3,132	2,562	22.2	9,011	7,444	21.0
Income from bank owned life insurance	924	726	27.2	2,397	2,153	11.4
Gain on sale of loans, net	13,438	13,518	(0.6)	31,719	31,517	0.6
Gain (loss) on sale of assets	302	(178)	269.7	275	(357)	177.0
Gain on sale of investments, net	1,206	4,176	(71.1)	2,682	5,158	(48.0)
Gain on acquisitions	—	—	—	—	3,781	(100.0)
Title revenue	4,900	4,852	1.0	13,202	13,368	(1.2)
Broker commission income	2,501	2,320	7.8	7,767	5,204	49.3
Other income	3,269	2,720	20.2	10,047	9,208	9.1

Total noninterest income	$37,120	$36,781	0.9%	$96,403	$95,837	0.6%

Service charges on deposit accounts increased $1.4 million in the third quarter compared to the same period last year, and 5.1%, or $0.9 million, for the year-to-date period, due primarily to an increase in non-sufficient fund (“NSF”) fees and analysis and service fees from the Company’s expanded customer base. Customers increased as a result of acquisitions and new branch openings during the year.

ATM/debit card fee income increased $0.6 million and $1.6 million for the three-and nine-month periods, respectively, over the comparable 2010 periods primarily due to the expanded cardholder base and increased usage by customers.

Income earned from bank owned life insurance increased $0.2 million for the quarter- and year-to-date periods over their respective 2010 periods, consistent with market performance and current yields. The additional policies acquired from OMNI and Cameron in the second quarter of 2011 contributed to higher revenue over the comparable 2010 periods.

Gains on the sales of mortgage loans remained consistent with the comparable 2010 periods. Improved margin on the sales of mortgage loan originations, fueled in part by loan refinancings, increased gains on sales of loans $0.2 million during 2011. Proceeds from mortgage loan sales during the first nine months of 2011 were $1.1 billion.

A $0.3 million gain on sales of assets was recorded in 2011. The gain was primarily from the disposal of former bank property and equipment no longer in use. The loss taken on the sale of assets in 2010 was primarily the result of the disposal of automobiles at the former Orion branches and the sale of a modular branch building.

Gains on sales of investments decreased $3.0 million during the three months ended September 30, 2011 and $2.5 million during the first nine months of 2011 when compared to 2010, as sales volume decreased from the same period of 2010. Gains were recorded on the sale of $112.0 million in securities in the current year, compared to the sale of $244.5 million in agency and mortgage-backed securities.

The Company recorded a gain of $3.8 million during 2010 on the FDIC-assisted Orion transaction from 2009 due to additional settlement items with the FDIC. There were no gains on acquisitions recorded during the first nine months of 2011.

Title income remained steady during the quarter and during the first nine months of 2011 when compared to the same prior year periods.

Broker commissions increased $0.2 million, or 7.8%, compared to the third quarter of 2010, and increased $2.6 million, or 49.3%, from the comparable nine-month period of 2010. The increase is a result of the Company’s expanded client base, including the current year’s expansion in Arkansas and Florida. Broker commissions for the year-to-date period of 2011 also include income from the Company’s issuance of an equity-linked CD product, which commenced in July 2010.

Other noninterest income increased $0.5 million for the third quarter of 2011 when compared to the same period of 2010 and $0.8 million in the current nine-month period. The increases were primarily the result of additional income from the Company’s investment in new market tax credit entities. In addition to the tax credits the Company receives, income is generated on the investment the Company has made in these entities. Other noninterest income in 2011 was also positively impacted by additional higher trust department income, which can be attributed to the increased customer base and growth of the business.

Noninterest Expense

The Company’s operating results for the three months ended September 30, 2011 include noninterest expenses of $99.6 million, $19.2 million above the same period in 2010. For the nine months ended September 30, 2011, noninterest expenses of $274.0 million were 22.8% higher than the same period of 2010. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions and product expansion have caused related increases in several components of noninterest expense.

The following table illustrates the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
			Percent			Percent
	September 30,		Increase	September 30,		Increase
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)

Salaries and employee benefits	$52,679	$40,932	28.7%	$142,356	$116,323	22.4%
Occupancy and equipment	14,017	8,779	59.7	35,196	24,493	43.7
Franchise and shares tax	1,156	669	72.9	3,155	2,165	45.7
Communication and delivery	3,327	2,331	42.7	8,350	7,095	17.7
Marketing and business development	2,170	1,545	40.4	6,974	4,483	55.6
Data processing	2,988	2,969	0.6	10,762	9,130	17.9
Printing, stationery and supplies	820	728	12.6	2,457	2,239	9.7
Amortization of acquisition intangibles	1,385	1,316	5.2	3,737	3,595	3.9
Professional services	3,427	2,321	47.7	10,782	10,066	7.1
Net costs of OREO	3,284	1,653	98.7	7,177	3,330	115.5
Other expenses	14,313	17,128	(16.4)	43,058	40,228	7.0

Total noninterest expense	$99,566	$80,371	23.9%	$274,004	$223,147	22.8%

Salaries and employee benefits increased $11.7 million during the third quarter of 2011 and $26.0 million for the year over the comparable periods in 2010. The increases were primarily the result of increased staffing due to the growth of the Company. 2011 expenses include the full impact of additional Sterling personnel, as well as personnel from the Company’s new branches. Expense for the third quarter and year-to-date 2011 periods also include four months of salaries and employee benefits expense, as well as severance expense, from the former OMNI and Cameron employees. Salaries and employee benefits in 2011 also included increased share-based incentive compensation due to additional restricted stock, phantom stock, and option grants in 2010 and 2011.

Occupancy and equipment expense increased $5.2 million during the third quarter and $10.7 million for the first nine months of 2011 over the comparable 2010 periods due primarily to the cost of facilities associated with the Company’s expansion. These increased costs include repairs and maintenance on branches, depreciation, utilities, rentals and property taxes. Occupancy expense for 2011 include $1.8 million and $3.2 million of acquisition-related expenses during the three- and nine-month periods ended September 30, 2011, respectively, which include the full expensing of vacated lease liabilities acquired from OMNI and Cameron. Similar expenses were only $0.1 million and $0.2 million for the same three- and nine-month periods of 2010, respectively.

Franchise and shares tax expense increased $0.5 million during the third quarter of 2011 and $1.0 million during the current year over 2010. This increase in 2011 was due to an increase in shares tax expense as a result of a higher assessment base for the shares tax calculation for IBERIABANK. The higher assessment resulted from increased equity at IBERIABANK at the end of December 31, 2010 when compared to the previous year.

The Company’s expansion in 2010 and 2011 led to an increase in communication and delivery and printing and supplies expenses. Communication and delivery expenses increased 17.7%, or $1.3 million, from the first nine months of 2010 to the same period of 2011. The increase in these expenses was a result of higher postage expenses from customer mailings. In addition, postage and courier expenses increased as a result of the increase in the Company’s number of branches and locations across multiple states. Data line and telephone expenses were also higher in 2011 as a result of the expanded Company footprint.

Data processing charges increased $1.6 million for the nine-month period over the comparable period of 2010 as the size of the Company has led to higher processing volume and additional maintenance expenses. Acquisition-related data processing charges totaled $0.6 million and $3.3 million for the three- and nine-month periods ended September 30, 2011, consistent with the third quarter of 2010 and an increase of $1.5 million over the comparable 2010 year-to-date period. Acquisition-related expenses include system conversion and integration expenses.

Marketing and business development expenses increased $0.6 million during the third quarter of 2011 and $2.5 million in the current year-to-date period over 2010 as a result of additional expenses associated with business development and community relations. The Company continues to aggressively market itself in its newer markets, including those in Florida, Alabama, and Texas. During 2011, the Company also incurred acquisition-related costs of $0.8 million during 2011 related to the Company’s OMNI and Cameron acquisitions. The $0.8 million is an increase of $0.4 million, or 82.7%, from the first nine months of 2010.

The core deposit intangible assets created in the Sterling, OMNI, and Cameron acquisitions in 2010 and 2011 contributed to the $0.1 million increase in amortization expense of the Company’s intangible assets in the nine-month period of 2011 when compared to 2010.

Due to the growth of the Company over the past 12 months, professional services expense was $1.1 million higher for the current three-month period compared to the same period last year and was $0.7 million higher than the same year-to-date period of 2010. The increases were also a result of legal, audit and consulting expenses incurred as part of the Company’s acquisitions. Merger-related professional services were $0.5 million, or 152.7%, higher during the third quarter of 2011 when compared to the same 2010 period, but were $0.9 million, or 25.7%, lower for the year-to-date period.

Net costs of OREO properties increased $1.6 million and $3.8 million for the three- and nine-month periods of 2011 over 2010, as write-downs taken on OREO properties increased $1.8 million (256.1%) for the third quarter of 2011 and $3.7 million (140.2%) for the first nine months of 2011. Gains on the sale of OREO properties in both the third quarter and for 2011 in total offset the write-downs recorded. During the third quarter of 2011, gains on the sale of OREO properties increased $0.3 million from the comparable 2010 period. For the year, gains were $0.2 million higher than in 2010. The remaining increase in net OREO expenses was a result of additional property taxes, insurance, and appraisal fees on these properties, driven primarily by the additional properties in the portfolio during the current year.

In 2011, other noninterest expenses decreased $2.8 million from the third quarter of 2010, but increased $2.8 million over the first nine months of 2010. The year-to-date increase is a result of a $2.2 million, or 24.1%, increase in credit and other loan-related expenses due to the expanded size of the loan portfolio and the number of loans with noted credit issues. The increase in credit-related expenses stems primarily from the Company’s covered loan portfolio. The credit quality issues inherent in the portfolio covered by loss share agreements with the FDIC drove appraisal and inspection, collections, and credit bureau expenses higher in 2011. To the extent both the credit-related expenses and costs of OREO were incurred on covered assets, the Company will be reimbursed by the FDIC for a portion of these expenses in future periods, which would partially offset the expenses incurred to date.

Outsourced operations increased $0.5 million and $1.2 million for the quarter- and year-to-date periods over 2010 at the Company’s wealth management subsidiary as operating activities increased in the latter part of 2010 and into 2011.

The most significant reason for the year-to-date increase in other operating expenses over the period ended September 30, 2010 was a result of the $2.6 million settlement liability recorded in the Company’s financial statements for the periods ended September 30, 2011. The settlement was related to two class action lawsuits related to overdraft fees for electronic transfers in a high to low processing sequence on the posting of items for processing. The Company’s practice of sorting these items is a common practice in the industry, and although the Company maintains its practice was appropriate, management feels the negotiated settlement saves the potential costs of protracted litigation and avoids any misunderstanding with clients. For additional information on the settlement and its effect on the unaudited consolidated financial statements, see Note 12 to these financial statements.

Income Taxes

Income tax expense decreased $0.7 million, or 9.8%, for the three months ended September 30, 2011 to $6.6 million compared to $7.3 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, income tax expense decreased $4.1 million, or 27.6%, to $10.8 million, from $15.0 million in 2010. The effective tax rate was 27.5% for the three months ended September 30, 2011 and 34.3% of earnings before taxes for the three months ended September 30, 2010. For the corresponding nine-month periods, the Company’s effective tax rates were 22.6% and 29.5%. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits taken.

The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current quarter and year-to-date period is lower than in the corresponding periods of 2010 as a result of the effect of the decrease in IBERIABANK’s effective tax rate. A larger percentage of the year-to-date income before taxes was generated in Louisiana as a result of the OMNI and Cameron acquisitions, which has a lower effective rate than Arkansas, Florida, and Alabama, the Company’s other primary states with business operations. IBERIABANK’s effective tax rate was 26.2% and 30.7% for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s consolidated effective tax rates were also positively impacted in the current year by the Company’s Lenders Title and ICP subsidiaries, as well as the holding company, as these entities all had income tax benefits during the first three quarters of 2011 from net losses for the periods. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the tax credit mentioned previously) and thus the consolidated effective tax rate has decreased 23.4% when compared to the prior year.

LIQUIDITY

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2011 totaled $2.1 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash inflows totaled $132.6 million for the nine months ended September 30, 2011, a decrease of $595.7 million from net cash inflow of $728.3 million for the nine months ended September 30, 2010.

The following table summarizes the Company’s cash flows for the periods indicated.

CASH FLOW ACTIVITY BY TYPE

	Nine Months Ended
(dollars in thousands)	September 30, 2011	September 30, 2010

Cash flow used in operations	$(14,146)	$(2,062)
Cash flow provided by investing activities	215,462	283,151
Cash flow (used in) provided by financing activities	(68,706)	447,196

Net increase in cash and cash equivalents	$132,610	$728,285

The Company had operating cash outflow of $14.1 million during the nine months ended September 30, 2011, $12.1 million more than the same period of 2010. Operating cash flow in the current year was positively affected by net income of $37.1 million, but was negatively impacted by a net increase in assets during the current nine-month period. The operating cash flow in 2010 was positively affected by a decrease in other assets (primarily fed funds sold) from the prior year.

Cash flow from investing activities decreased $67.7 million during the nine months ended September 30, 2011 when compared to the same period of 2010, primarily due to a decrease in cash reimbursements from the FDIC of $180.2 million and a net cash outflow from loans of $322.2 million, $515.2 million higher than for the same period of 2010. Operating cash flow in 2011 was positively affected, however, by net cash inflow for investment security purchases. For the nine months ended September 30, 2011, net cash inflow from investment security activity was $296.2 million, $549.9 million higher than in the same period of 2010. During 2010, the Company used a portion of its available cash to invest in higher-yielding earning assets. Also positively affecting current year cash flow was net cash received in excess of cash paid for acquisitions of $80.5 million, $56.4 million higher than in 2010, and proceeds from the disposition of OREO properties.

Net financing cash flows decreased $515.9 million during the nine months ended September 30, 2011 when compared to 2010, primarily due to a decrease in cash from customer deposits that results in a $359.9 million difference in net deposit cash flow between the two periods. The decrease in customer deposits during 2011 was primarily the result of the maturities of higher-priced certificates of deposit that were not renewed. These deposits were located primarily in the Company’s Florida markets and were acquired in the 2009 and 2010 Florida acquisitions. Also contributing to the difference in financing cash flows were proceeds received from the Company’s common stock offering in March 2010 of $329.0 million. The Company’s issuance of shares for the OMNI and Cameron acquisitions in 2011 had no effect on cash flow. Financing cash flow in 2010 was negatively affected, however, by the repayment of $363.2 million in long-term debt, $324.6 million higher than the same period of 2011.

Despite a decrease in total cash and cash equivalents from September 31, 2010, the Company believes it has adequate liquidity to fund ongoing operations. The Company generated inflows of cash for the nine months ended September 30, 2011, and the decrease in cash and cash equivalents from one year ago is a strategic move by the Company to invest available funds in higher yielding investment vehicles, namely investment securities and loans, and pay down short- and long-term debt when it is advantageous. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company working capital.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2011, the Company had $295.4 million of outstanding advances from the FHLB of Dallas. Additional advances available at September 30, 2011 from the FHLB amounted to $1.2 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $115.0 million in the form of federal funds and other lines of credit. At September 30, 2011, there was no balance outstanding on these lines and all of the funding was available to the Company.

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

The Company’s interest rate risk model indicated that the Company was slightly asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2011, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	4.4%
+100	2.0
- 100	0.3
- 200	0.3

The influence of using the forward curve as of September 30, 2011 as a basis for projecting the interest rate environment would approximate a 0.8% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The rate environment is a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching a then-low of 1.00% in mid-2003. The targeted fed funds rate decreased three times in 2007 by 100 total basis points and ended 2007 at 4.25%. In response to growing concerns about the banking industry and customer liquidity, the fed funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The fed funds rate remained at 0.25% through September 30, 2011. The decrease in the fed funds rate has resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any flattening of the yield curve will exert downward pressure on the net interest margin and net interest income.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the rate risk associated with longer duration assets in the current low rate environment. As of September 30, 2011, 49% of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are not sensitive to changes in interest rates. At September 30, 2011, 70.3% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 64.1% at December 31, 2010. Noninterest-bearing transaction accounts totaled 15.4% of total deposits at September 30, 2011, compared to 11.1% of total deposits at December 31, 2010.

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

Quantitative and qualitative disclosures about market risk are presented at December 31, 2010 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2011. Additional information at September 30, 2011 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934) as of September 30, 2011 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The following risk factor contains information concerning factors that could materially affect the Company’s business’ financial condition or future results. The risk factor that is described below and those that are discussed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 should be considered carefully in evaluating the Company’s overall risk profile. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on the Company’s business, financial condition or results of operations.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although we have not experienced a cyber incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

	2011
						(d)
						Maximum
				(c)		Number of Shares
	(a)		(b)	Total Number of		Available for
	Total Number of Shares		Average Price Paid	Shares Purchased as Part of Publicly		Purchase Pursuant to Publicly Announced
Period (1)	Purchased (2)		Per Share (3)	Announced Plan		Plan

July 1-31	—		$—	—		—
August 1-31	331,291	(4)	46.03	331,291	(4)	568,709	(4)
September 1-30	568,709		45.96	568,709		—

Total	900,000		$45.98	900,000		—

(1)	Information is based on settlement dates of repurchase transactions.
(2)

Consists of shares of the Company’s common stock, par value $1.00 per share. All repurchases were made pursuant to a previously-announced program (see note 4 below). Stock purchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions.

(3)	Includes commissions paid.
(4)

On August 2, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program was completed during the quarter ended September 30, 2011.

On October 26, 2011, the Company announced a new share repurchase program for up to 900,000 shares of common stock. Share repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of management of the Company. The timing of these repurchases will depend on market conditions and other requirements. Consistent with prior share repurchase programs, the Company currently anticipates the share repurchase program will extend over a one-year frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date:	November 9, 2011	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	November 9, 2011	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer