Form 10-K
period 2011-12-31
IBERIABANK CORP
filed 2012-02-29
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-25756

IBERIABANK Corporation

(Exact name of Registrant as specified in its charter)

Louisiana	72-1280718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (337) 521-4003

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock (par value $1.00 per share)	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No   ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $1.7 billion. This figure is based on the closing sale price of $57.64 per share of the Registrant’s common stock on June 30, 2011. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 22, 2012: 29,401,915

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2011 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.

Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.

General

IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 263 combined offices, including 173 bank branch offices in Louisiana, Arkansas, Florida, Alabama, Tennessee, and Texas, 24 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 59 locations in 12 states. As of December 31, 2011, we had consolidated assets of $11.8 billion, total deposits of $9.3 billion and shareholders’ equity of $1.5 billion.

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

Subsidiaries

IBERIABANK has eight active, wholly-owned non-bank subsidiaries: Iberia Financial Services, LLC, IBERIABANK Insurance Services, LLC, IB SPE Management Inc., Acadiana Holdings, LLC, IBERIABANK Mortgage Company (“IMC”), P.F. Services, Inc., Iberia Investment Fund I, LLC, and Iberia Investment Fund II. Iberia Financial Services manages the brokerage services offered by IBERIABANK. At December 31, 2011, IBERIABANK’s equity investment in Iberia Financial Services, LLC was $4.9 million, and Iberia Financial Services, LLC had total assets of $8.2 million. IBERIABANK Insurance Services, LLC is a licensed insurance agency and facilitates the receipt of insurance commissions from the sale of variable annuities, life, health, dental and accident insurance products. At December 31, 2011, IBERIABANK’s equity investment in IBERIABANK Insurance Services, LLC was $0.1 million, and IBERIABANK Insurance Services, LLC had total assets of $0.5 million. IB SPE Management Inc. operates and then sells certain foreclosed assets acquired in our recent Florida acquisitions. At December 31, 2011, IBERIABANK’s equity investment in IB SPE Management Inc. was $87.5 million, and IB SPE Management Inc. had total assets of $87.9 million. Acadiana Holdings, LLC owns and operates a commercial office building that also serves as our headquarters and IBERIABANK’s main office. At December 31, 2011, IBERIABANK’s equity investment in Acadiana Holdings, LLC was $9.5 million, and Acadiana Holdings, LLC had total assets of $10.5 million. Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC are investment funds held for the purpose of funding new market tax credits and are disregarded entities for tax purposes. IBERIABANK’s equity investment in Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC was $21.1 million and $1.7 million, respectively, at December 31, 2011. Iberia Investment Funds I, LLC and Iberia Investment Fund II, LLC has total assets of $115.5 million and $9.4 million, respectively, at December 31, 2011.

IMC offers one-to-four family residential mortgage loans in Louisiana, Arkansas, Alabama, Tennessee, Mississippi, Oklahoma, Texas, Missouri, Illinois, Georgia, Florida, and Idaho. At December 31, 2011, IBERIABANK’s equity investment in IMC was $44.2 million, and IMC had total assets of $181.3 million. P.F. Services, Inc. owns an office building which we plan to divest. IBERIABANK’s equity investment in P.F. Services, Inc. was $0.5 million, and P.F. Services, Inc. had total assets of $0.5 million at December 31, 2011.

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three active, wholly-owned subsidiaries, Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2011, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana. At December 31, 2011, Lenders Title’s equity investment in United Title was $5.0 million, and United Title had total assets of $6.8 million. Lenders Title’s equity investment in AAT was $1.3 million and AAT had total assets of $2.6 million.

IBERIA Capital Partners, LLC, IB Aircraft Holdings LLC, IBERIA Asset Management, Inc., and IBERIA CDE LLC had total assets of $10.2 million, $0.9 million, $1.1 million, and less than $0.1 million, respectively, at December 31, 2011.

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

Employees

We had 2,517 full-time employees and 128 part-time employees as of December 31, 2011. None of these employees is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our personnel.

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

In general, the BHCA limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHCA as described. For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). A bank holding company’s eligibility to elect financial holding company status also depends upon the holding company being well-capitalized and well-managed. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the FRB may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. See “— Financial Holding Company Status” below.

Because we are a public company, we are also subject to regulation by the Securities and Exchange Commission (the “SEC”). The SEC has established three categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a “ large accelerated filer” and, as such, must comply with SEC large accelerated filer reporting requirements.

As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana, IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary federal regulator. IBERIABANK is referred to herein as the “Bank.” IBERIABANK is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of IBERIABANK to the maximum extent permitted by law.

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

Recent Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, and requiring banks to pay increased fees to regulatory agencies.

The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies, as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions. Among other things:

•

The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.

•

The “Durbin Amendment” provisions of the Dodd-Frank Act provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. In 2011, the Durbin Amendment debit card transaction impact on the Company was approximately $0.09 million, or $0.02 per share on an after-tax basis.

•

The Dodd-Frank Act created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”), to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns.

•

The Dodd-Frank Act directs the FSOC to make recommendations to the FRB as to enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including bank holding companies with total consolidated assets of $50 billion or more, and authorizes the FRB to establish such standards either on its own or upon the recommendations of the FSOC.

•

The Dodd-Frank Act requires various U.S. financial regulatory agencies to implement comprehensive rules governing the supervision, structure, trading and regulation of swap and over the-counter derivative markets and participants. The Dodd-Frank Act requires a large number of rules in this area, many of which are not yet final.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly referred to as the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. However, until a final rule is adopted, the precise financial impact of the rule cannot be determined.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and interpretation, and will take effect over several years. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

Holding Company Structure

We have one Louisiana-chartered commercial bank subsidiary, one title insurance company subsidiary, one subsidiary to provide equity research, institutional sales and trading, and corporate financial services, one subsidiary to provide wealth management and trust services, and multiple subsidiaries to operate corporate assets, including our fractional ownership of an aircraft and our investment in purchased tax credits, as well as numerous other non-bank subsidiaries of these first tier subsidiaries. Exhibit 21 of this Form 10-K lists all of our current subsidiaries.

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

As a matter of policy, which has been codified by the Dodd-Frank Act, the FRB expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. They may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Acquisitions. The BHCA requires every bank holding company to obtain the prior approval of the FRB before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company.

In 2011, IBERIABANK consummated three acquisition transactions. On May 31, 2011, IBERIABANK acquired OMNI BANCSHARES, Inc. (“OMNI”), the holding company of OMNI BANK, headquartered in Metairie, Louisiana with 14 offices in the New Orleans and Baton Rouge, LA markets. Also on May 31, 2011, the Company acquired Cameron Bancshares, Inc. (“Cameron”), the holding company of Cameron State Bank, headquartered in Lake Charles, Louisiana, with 22 offices and 48 ATMs in the Lake Charles region. On June 14, 2011, the Company purchased certain assets of the Florida Trust Company, a wholly-owned subsidiary of the Bank of Florida Corporation. Florida Trust Company operated offices in Naples and Ft. Lauderdale, Florida. Upon acquisition, the Florida Trust Company operations became part of the trust and asset management division of IBERIABANK.

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

Dividends. We are a legal entity separate and distinct from our subsidiaries. The majority of our revenue is from dividends paid us by IBERIABANK. IBERIABANK is subject to laws and regulations that limit the amount of dividends it can pay. In addition, we and IBERIABANK are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action rules. The FRB has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

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

We do not expect that these laws, regulations or policies will materially affect the ability of IBERIABANK to pay dividends. Additional information is provided in Note 23 to the Consolidated Financial Statements incorporated herein by reference.

FDIC Insurance. IBERIABANK pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. These rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk (“CAMELS”). Assessment rates for institutions that are in the lowest risk category currently vary from seven to twenty-four basis points per $100 of insured deposits, and nay be increased or decreased by the FDIC on a semi-annual basis. Such base assessment rates are subject to adjustments. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In February 2011, the FDIC adopted a rule to revise the deposit insurance assessment system for large institutions. The rule creates a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize the bank’s supervisory CAMELS ratings and will assess an institution’s ability to withstand asset-related stress and funding-related stress. The rule also eliminates the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC continues to have the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the scorecard. The total score will then translate to an initial base assessment rate.

In April 2011, the deposit insurance assessment base changed from total domestic deposits to the average consolidated total assets of the depository institution minus its average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

In November 2009, the FDIC implemented a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such repaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below).

A minimum ratio of deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% is applicable prior to September 2020, and 1.35% thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2%. Because the DRR fell below 1.15% as of June 30, 2008, and was expected to remain below 1.15% the FDIC was required to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. In October 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. In May 2009, the FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected on September 30, 2009. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implemented a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. In October 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35% by September 2020. As part of the revised plan, the FDIC will forego the uniform three-basis point increase in assessment rates scheduled to take place in January 2011. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such barks would otherwise be charged.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. IBERIABANK recognized $0.8 million of expense related to its FICO assessments in 2011.

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

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued.

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

Basel III Standards. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“BASEL III”), which, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The implementation of the Basel III final framework will commence January 1, 2013. However, the timing for the U.S. banking agency’s publication of proposed rules to implement the Base III capital framework and the implementation schedule are uncertain, and regulations ultimately applicable to us may be substantially different from the Basel III final framework.

The Dodd-Frank Act appears to require the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Base III otherwise would permit lower requirements. In December 2010, the FRB published for comment proposed regulations implementing this requirement. On June 14, 2011, the FRB, FDIC and OCC jointly approved a final rule which requires a banking organization operating under the agencies’ advanced approaches risk-based capital rules to adhere to the higher of the minimum requirements under the general risk-based capital rules and the minimum requirements under the advanced approaches risk-based capital rules.

The Basel III rules are subject to change. In addition, many aspects of the Dodd-Frank Act are subject to future rulemaking. We, therefore, cannot anticipate the impact of new capital regulations at this time.

Proposed Joint Guidance on Stress Testing. In June 2011, the federal banking agencies proposed joint guidance on stress testing. The proposed joint guidance addresses stress testing in connection with overall risk management, including capital and liquidity planning. The proposed guidance outlines general principles for stress testing, applicable to all Federal Reserve-supervised banking organizations with more than $10 billion in total consolidated assets. The proposed guidance highlights the importance of stress testing as an ongoing risk management practice, and the importance of strong internal governance and controls in an effective stress-testing framework. The agencies believe that it is important to establish the principles of stress testing as a background for future rulemaking and supervisory initiatives.

Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, the net stable funding ratio (“NSFR”), is designed to promote more medium-and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may change before implementation.

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

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2011, our regulatory capital ratios and those of the Banks were in excess of the levels established for “well-capitalized” institutions.

(in thousands of dollars)		“Well- Capitalized” Minimums	At December 31, 2011
			Actual	Excess Capital
Ratios:

Tier 1 leverage ratio	Consolidated	5.00%	10.45%	$607,421
	IBERIABANK	5.00	9.00	443,321

Tier 1 risk-based capital ratio	Consolidated	6.00	14.94	696,939
	IBERIABANK	6.00	12.88	532,574

Total risk-based capital ratio	Consolidated	10.00	16.20	483,726
	IBERIABANK	10.00	14.14	320,817

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Banks are “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect their ability to accept brokered deposits. IBERIABANK had $319.3 million of such brokered deposits at December 31, 2011.

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

In June 2010, the FRB issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, and is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive-based compensation arrangements.

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

In January 2012, the Company’s Board of Directors approved an amendment to the Corporate Governance Guidelines regarding majority voting for directors. For a description of the amendment, see our Current Report on Form 8-K dated January 27, 2012.

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

Retained earnings at December 31, 2011 and 2010 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The deferred tax liability at December 31, 2011 includes $268.0 million of future deductible temporary differences. Included is $193.2 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

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

Risks Associated with IBERIABANK Corporation

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

Although we remain well capitalized and have not suffered from liquidity issues, we are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a continued deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in a variety of consequences, including the following:

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

The downgrade of the U.S. government’s sovereign credit rating, any related rating agency action in the future, the ongoing debt crisis in Europe and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

On November 21, 2011, a Congressional committee that was formed to achieve $1.2 trillion in deficit reduction measures announced that it had failed to accomplish its stated purpose by the deadline imposed by Congress’ August agreement to raise the U.S. government’s debt ceiling. Standard & Poor’s Rating Services, which had downgraded the U.S. governments AAA sovereign credit rating to AA+ with a negative outlook in August 2011, affirmed its AA+ rating following the announcement. Moody’s Investors Services, which changed its U.S. government rating outlook to negative on August 2, 2011, also reaffirmed its rating following the Congressional committee’s announcement. On November 22, 2011, Fitch Ratings stated that the failure of the committee to reach an agreement would likely cause it to change its outlook on U.S. government debt to negative. Further, on November 28, 2011, Fitch stated that a downgrade of the U.S. sovereign credit rating would occur without a credible plan in place by 2013 to reduce the U.S. government deficit. The impact of any additional downgrades to the U.S. government’s sovereign credit rating by any of these rating agencies, as well as the perceived creditworthiness of U.S. government-related obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions and have a material adverse effect on our business, financial condition and results of operation.

In addition, certain European nations continue to experience varying degrees of financial stress. Despite various assistance packages, worries about European financial institutions and sovereign finances persist. Standard & Poor’s has downgraded the credit ratings of France, Italy and seven other European nations in part as a result of the failure of leaders of address systemic stresses in the Eurozone. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union nations and each other have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. Risks related to the European economic crisis have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our financial condition and results of operations could be materially adversely affected.

Disruptions in the global financial markets could adversely affect our results of operations and financial condition.

Since mid-2007, global financial markets have suffered substantial disruptions, illiquidity and volatility. These circumstances resulted in significant government assistance to a number of major financial institutions. These events have significantly diminished overall confidence in the financial markets and in financial institutions and have increased the uncertainty we face in managing our business. If these disruptions continue, or other disruptions in the financial markets or the global or our regional economic environment arise, they could have an adverse effect on our future results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.

The U.S. government’s plans to stabilize the financial markets may not be effective.

In response to the volatility in the financial markets, the U.S. government has enacted certain legislation and regulatory programs to foster stability. There can be no assurance that the impact of such legislation and the various programs created thereunder on the financial markets will be sufficient to produce the desired results. The failure of the U.S. government to fully execute the programs it has already developed, or to implement expeditiously other remedial economic and financial legislation that may be needed, could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act and related rules and regulations may adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act contains a variety of far-reaching changes and reforms for the financial services industry and directs federal regulatory agencies to study the effects of, and to issue implementing regulations for, these reforms. Many of the provisions of the Dodd-Frank Act could have a direct effect on our performance and, in some cases, impact our ability to conduct business. Examples of these provisions include, but are not limited to:

•	Creating of the FSOC that may recommend to the FRB, increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grown in size and complexity;

•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as IBERIABANK Corporation;

•

Changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the DIF, from 1.15% to not less than 1.35%, with provisions to require institutions with total consolidated assets of $10 billion or more to bear a greater portion of the costs associated with the increasing the DIF’s reserve ratio;

•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	Amendment of the Electronic Fund Transfer Act to, among other things, give the Federal Reserve Board the authority to issue rules which have limited debit-card interchange fees.

Many of these provisions have already been the subject of proposed and final rules by the FDIC and FRB. Many other provisions, however, remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions, as well as any additional legislative or regulatory changes, may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional capital and could expose us to additional cots (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition and results of operations.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. The largest component of this service charge income is overdraft-related fees. Management anticipates that changes in banking regulations, and in particular the FRB’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. These announced increases and any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All current prohibitions on the payment of interest on demand deposits were repealed as part of the Dodd-Frank Act, effective one year after the date of enactment. As a result, beginning on July 21, 2011, financial institutions commenced offering interest on demand deposits. Our interest expense has increased and our net interest margin has decreased since we began to offer interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations may be adversely affected.

We may be subject to more stringent capital requirements.

IBERIABANK Corporation and IBERIABANK are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the FRB, we likely will be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

Rules regulating the imposition of debit card income may adversely our operations.

In June 2011, the FRB adopted rules implementing the Durbin Amendment provisions of the Dodd-Frank Act, which limits the amount we may charge for each debit card transaction in processes. The final rules became effective on October 1, 2011. Compliance with these rules resulted in a decline in our gross revenues of approximately $0.9 million in the fiscal quarter ended December 31, 2011. Absent mitigation, it is currently anticipated that these rules will result in a decline in our aggregate annual gross revenues of approximately $3.8 million, or less than 1.0% of the total annual gross revenues. We are considering various actions we may take to mitigate some of the anticipated decline in revenue over time, though any mitigation is not expected to wholly offset the revenue loss. Although the net financial effect of the Durbin Amendment cannot be determined at this time, it is not expected to be material to our results of operations.

Our recent growth and financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our stated growth strategy is to grow organically and supplement that growth with select acquisitions. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at reasonable cost, depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors.

Supplementing our internal growth through acquisitions is an important part of our strategic focus. Since 1995, approximately 71% of our asset growth has been through acquisitions, or external growth. Our acquisition efforts focus on select markets and targeted entities. We are in selected markets we consider to be contiguous, or natural extensions, to our current markets. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional securities would dilute existing shareholders’ equity interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business, and we may not grow at the same rate we have grown in the past, or at all.

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

FDIC-assisted acquisition opportunities may not become available, and increased competition has made it more difficult for us to bid on failed bank transactions on terms we consider to be acceptable.

A part of our near-term business strategy is to pursue failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss sharing arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks has become more competitive, and the increased competition has made it more difficult for us to bid on terms it considers to be acceptable.

Like most banking organizations, our business is highly susceptible to credit risk.

As a lender, we are is exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect our operating results.

As of December 31, 2011, our total loan portfolio was approximately $7.4 billion, or 63% of total assets. At that date, the major components of our loan portfolio included 73% of commercial loans, both real estate and business, 6% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 21% of consumer loans. Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender.

Our loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.

There continues to be a general slowdown in housing in some of our market areas, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have shown signs of financial deterioration. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry. We expects the home builder market to continue to be volatile and anticipate continuing pressure on the home builder segment. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If the slowdown in the housing market continues, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

At December 31, 2011, we had:

•	$1.1 billion of home equity loans and lines, representing 14.4% of total loans and leases.

•

$483.2 million in residential real estate loans, representing 6.5% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 34.0% of this portfolio.

•	$67.1 million of loans to single family home builders, including loans made to both middle market and small business home builders. These loans represented less than 1% of total loans and leases.

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

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans also typically are larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

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

As of December 31, 2011, our interest rate risk model indicated we are fairly balanced over a 12-month time frame. A 100 basis instantaneous and parallel upward shift in interest rates at December 31, 2011, was estimated to increase net interest income over 12 months by approximately 1.4%. Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by less than 1%. At December 31, 2011, approximately 49% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame reduces this percentage to 48%. Approximately 75% of our time deposit base will re-price within 12 months from December 31, 2011.

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

If IBERIABANK Corporation or IBERIABANK were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. IBERIABANK’s liquidity primarily is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by our board of directors. Management and the Investment Committee regularly monitor the overall liquidity position of IBERIABANK and IBERIABANK Corporation to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify IBERIABANK’s funding sources to avoid concentrations in any one market source. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short-and long-term debt. IBERIABANK is also a member of the Federal Home Loan Bank, or FHLB, System which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as

FHLB advances, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private offerings. IBERIABANK also can borrow from the FRB’s discount window.

Amounts available under our existing credit facilities as of December 31, 2011, consist of $839.3 million in FHLB notes and $115.0 million in the form of federal funds and other lines of credit.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see Note 13 to the consolidated financial statements in this Report.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run its business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities itself. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Although we have employed a significant number of additional executive officers and other key personnel, our success continues to depend in large part on the retention of a limited number of key executive management, lending and other banking personnel. We could undergo a difficult transition period if it were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations. The unexpected loss of key senior managers, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or operating results.

Competition may decrease our growth or profits.

We compete for loans, deposits, title business and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and title companies, many of which have substantially greater resources than we do. Credit unions have federal tax exemptions which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like IBERIABANK, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

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

IBERIABANK Corporation and IBERIABANK have been named from time to time as defendants in class actions and other litigation relating our businesses and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We and our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

Substantial legal liability or significant regulatory action against us, including our subsidiaries, could materially adversely affect our business, financial condition or results of operations, or cause significant harm to our reputation. Additional information relating to litigation is discussed in Note 19 (“Commitments and Contingencies”) to the consolidated financial statements, and in Part I, Item 3 (“Legal Proceedings”) of this Report.

Changes in government regulations and legislation could limit our future performance and growth.

The banking industry is heavily regulated. We are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors, such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policies may also our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

The geographic concentration of our markets makes its business highly susceptible to local economic conditions.

Unlike larger organizations that are more geographically diversified, our offices are primarily concentrated in selected markets in Louisiana, Alabama, Arkansas, Florida, Tennessee and Texas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

Like other coastal areas, some of our markets are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

We are exposed to intangible asset risk which could impact our financial results.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to its operating results and financial position.

We completed such an impairment analysis for all of our reporting segments during the fourth quarter of 2011 and concluded that an impairment charge was not necessary for the year ended December 31, 2011. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Our reported financial results depend on our management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result our reporting materially different results than would have been reported under a different alternative.

Risks Related to FDIC-assisted Transactions

The success of the FDIC-assisted transactions will depend on a number of uncertain factors.

The success of our FDIC-assisted transactions depends on a number of factors, including, without limitation:

•	our ability to integrate the branches acquired in FDIC-assisted transactions into IBERIABANK’s current operations;

•

our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in FDIC-assisted transactions;

•	our ability to attract new deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired branches;

•	our ability to effectively compete in new markets in which we did not previously have a presence;

•	our success in deploying the cash received in the FDIC-assisted transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches such as in the FDIC-assisted transactions, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integration of the acquired branches is an operation of substantial size and expense, and may be impacted by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts also are likely to divert our management’s attention and resources. No assurance can be given that we will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the acquired branches, or that we will be able to mange any growth resulting from the FDIC-assisted transactions effectively.

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

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the FDIC-assisted transactions all of which may not be supported by the loss sharing agreement with the FDIC.

We acquired significant portfolios of loans in the FDIC-assisted transactions. Although these loan portfolios will be initially accounted for at fair value, there is no assurance that the loans we acquired will not become impaired, which may result in additional charge-offs to this portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on our loan portfolio that we have acquired in our acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we have entered into loss sharing agreements with the FDIC which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transactions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income. The loss sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections.

Deposit and loan run-off rates could exceed the rates we have projected in connection with our planning for the FDIC-assisted transactions and the integration of the acquired branches.

Deposit run-off could be higher than our assumptions. As part of the FDIC-assisted transactions, it is necessary to convert customer loan and deposit data from the failed banks’ data processing systems to our data processing system. Delays or errors in the conversion process could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if we are not able to service in a cost-effective manner particular loan or deposit products with special features previously offered by the failed banks. Any increase in run-off rates could adversely affect our ability to stimulate growth in the acquired branches, our liquidity, and our results of operations.

Risks About Our Common Stock

We cannot guarantee that we will pay dividends to shareholders in the future.

Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to IBERIABANK Corporation from IBERIABANK. The ability of IBERIABANK to pay dividends to IBERIABANK Corporation, as well as IBERIABANK Corporation’s ability to pay dividends to its shareholders, are limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends. For instance, IBERIABANK Corporation is prohibited from paying dividends on its common stock if the required payments on its subordinated debentures have not been made. There can be no assurance of whether or when IBERIABANK Corporation may pay dividends in the future.

The trading history of our common stock is characterized by low trading volume. The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

Our common stock trades on NASDAQ Global Select Market. During 2011, the average daily trading volume of our common stock was approximately 183,600 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in its operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in its marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting its competitors or us.

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

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of its common stock.

Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to the exercise of outstanding stock options, could dilute the interests of our existing shareholders, and could cause the market price of our common stock to decline. We may issue such additional equity or convertible securities to raise additional capital. The issuance of any additional shares of common or preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, its shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to its shareholders. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of its assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of its common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our management has broad discretion over the use of proceeds from equity offerings.

Our management has significant flexibility in applying the proceeds that we receive from equity offerings. Although we have indicated our intent to use the proceeds from recent offerings for general corporate purposes, including future acquisitions, our working capital needs, and our investments in our subsidiaries, our management retains significant discretion with respect to uses of proceeds. The proceeds of our offerings may be used in a manner which does not generate a favorable return for us. We may use the proceeds to fund future acquisitions of other businesses. In addition, if we use the funds to acquire other businesses, there can be no assurance that any business we acquire would be successfully integrated into our operations or otherwise perform as expected.

We may issue additional securities, which could dilute your ownership percentage.

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our stock option plans. In the future, we may issue additional securities, through public or private offerings, to raise additional capital or finance acquisitions. Moreover, to the extent we issue restricted stock units, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Any such issuance would dilute the ownership of current holders of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2011, we operated 263 combined offices, including 173 bank branch offices in Louisiana, Arkansas, Alabama, Florida, Texas, and Tennessee, 24 title insurance offices in Arkansas and Louisiana, and had mortgage representatives in 59 locations in twelve states. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $9.8 million in 2011. During 2011, we and our subsidiaries received $1.5 million in rental income for space leased to others. At December 31, 2011, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.

Additional information on our premises is provided in Note 8 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.	Legal Proceedings.

The nature of the business of IBKC’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which IBKC is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. For additional information, see Note 6 to the consolidated financial statements. IBKC believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of IBKC and its shareholders.

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

DARYL G. BYRD, age 57, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of IBERIABANK.

ANTHONY J. RESTEL, age 42, has served as Senior Executive Vice President and Chief Financial Officer since February 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of IBERIABANK.

MICHAEL J. BROWN, age 48, has served as Senior Executive Vice President since 2001. In September 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.

JEFFERSON G. PARKER, age 59, serves as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management. He has served as our Vice-Chairman since September 2009. Before his employment with the Company, Mr. Parker was a member of our Board of Directors since 2001. Prior to joining IBERIABANK, he served as President of Howard Weil, Inc., an energy research and investment banking boutique serving institutional investors.

JOHN R. DAVIS, age 51, has served as Senior Executive Vice President – Mergers and Acquisitions and Investor Relations since 2001. He also serves as Director of Finance Strategy and Mortgage.

ELIZABETH A. ARDOIN, age 43, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization.

GEORGE J. BECKER III, age 71, has served as Executive Vice President, Director of Organizational Development since February 2005. In 2007, he began his second tenure as Director of Corporate Operations. Mr. Becker, a Certified Public Accountant, also serves as Secretary of IBERIABANK Corporation and IBERIABANK.

BARRY F. BERTHELOT, age 62, joined the Company in 2010 as Executive Vice President and Director of Organizational Development. Prior to joining IBERIABANK, he served as President of the Acadiana market for JP Morgan Chase.

JAMES B. GBUREK, age 61, serves as Executive Vice President and Chief Risk Officer of the Company and each of its financial institution subsidiaries. He joined the Company in 2009. Mr. Gburek is responsible for managing internal and external risks, including oversight of the Audit, Loan Review, Compliance, and Legal functions, as well as serving as regulatory agency liaison. From July 2008 to February 2009, he was Chief Credit Officer for Trident National Bank (in organization). Prior to that time, he worked for Wachovia Corporation for 23 years, where he last served as Managing Director of the Latin American Group in the Corporate and Investment Bank.

H. GREGG STRADER, age 53, serves as Executive Vice President and Chief Credit Officer since his appointment in 2009. Mr. Strader previously served as Senior Credit Officer and led our Special Assets Department and our Business Credit Services group prior to becoming Chief Credit Officer. Prior to joining the Company in 2009, Mr. Strader worked for Wachovia Corporation in a number of various senior credit roles for 23 years. From April 2005 until May of 2008, he served as Chief Real Estate Risk Officer for Wachovia.

ROBERT M. KOTTLER, age 53, serves as Executive Vice President and Director of Retail and Small Business since his appointment in 2011. Prior to joining the Company, Mr. Kottler previously worked for Capital One Bank as Executive Vice President for Small Business Banking, and prior to its merger with Capital One Financial Corporation in 2005, served Hibernia Corporation as its Senior Executive Vice President and Chief Sales Support Officer.

H. SPURGEON MACKIE, JR., age 61, serves as Executive Vice President and Executive Credit Officer since his appointment in 2010. Prior to joining the Company, Mr. Mackie, Jr. previously served as Executive Director of the Community Foundation of Gaston County, Inc. Prior to that role, he worked for First Union/Wachovia in numerous capacities for 32 years, including Area President, Chief Credit Officer for Interstate Banking, and Chief Risk Officer for the General Bank, among others.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2006 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL $5 Billion-$10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
IBERIABANK Corporation	100.00	81.28	85.84	99.10	111.64	95.52
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $5B-$10B	100.00	77.83	42.86	42.80	47.99	36.53

The stock performance graph assumes $100.00 was invested December 31, 2006. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Additional information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.

Share Repurchases

Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company, after the Board of Directors authorizes a repurchase program. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

In August of 2011, the Board of Directors authorized the repurchase of up to 900,000 shares of common stock, and in October authorized the repurchase of an additional 900,000 shares of common stock.

The following table details these purchases during 2011. Information is based on the settlement date of the transactions. The average price paid per share includes commissions paid. No shares were repurchased during the months not presented in the table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Available for Purchase Pursuant to Publicly Announced Plan
July 1-31	—	$—	—	—
August 1-31	331,291	46.03	331,291	568,709
September 1-30	568,709	45.96	568,709	—
October 1-31	—	—	—	900,000
November 1-30	—	—	—	900,000
December 1-31	—	—	—	900,000

Total	900,000	$45.98	900,000	900,000

Restrictions on Dividends

Holders of the Company’s common stock are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2011, no shares of preferred stock were issued and outstanding.

In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.

For additional information, see Notes 13 and 23 of the Notes to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act’), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the period covered by this Report in alerting them in a timely manner to material information required to be disclosed by us in reports that we file or submit under the Exchange Act.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed under the supervision of the CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with U.S. GAAP.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Exhibit 13 to this report.

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

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

Exhibit No. 2.4	Agreement and Plan of Merger, dated July 26, 2006, between the Registrant and Pocahontas Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006, as amended.

Exhibit No. 2.5	Agreement and Plan of Merger, dated August 9, 2006, between the Registrant and Pulaski Investment Corporation – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006.

Exhibit No. 2.6	Purchase and Assumption Agreement dated as of May 9, 2008, by and among the Federal Deposit Insurance Corporation, Receiver of ANB Financial N.A., Pulaski Bank and Trust Company, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2008.

Exhibit No. 2.7	Purchase and Assumption Agreement dated as of August 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of CapitalSouth Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2009.

Exhibit No. 2.8	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation –incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.9	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.10	Agreement and Plan of Merger, dated February 21, 2011, between the Registrant and OMNI Bancshares, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 22, 2011.

Exhibit No. 2.11	Agreement and Plan of Merger, dated March 10, 2011, between the Registrant and Cameron Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2011.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 13, 2012.

Exhibit No. 3.3	Warrant to purchase 138,490 shares of common stock, issue date: December 5, 2008- incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 3.4	Warrant Repurchase Agreement dated May 20, 2009, between the Registrant and the United States Department of the Treasury – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank-incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.19	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.21	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.22	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.23	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.25	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.26	Purchase Agreement, dated November 10, 2006, by and among the Registrant and the Purchasers thereto – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10. 2006.

Exhibit No. 10.27	Lock-Up Agreement between officers and directors of the Registrant and Stifel, Nicolaus & Company, Incorporated – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.30	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.31	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.32	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.33	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.34	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.35	Change in Control Severance Agreement with Jeffrey A. Powell, dated December 15, 2008- incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2008.

Exhibit No. 10.36	Letter Agreement, including Securities Purchase Agreement, between the Registrant and the United States Department of the Treasury, dated December 5, 2008-incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.37	Form of Waiver executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.38	Form of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.39	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.40	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.41	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.42	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.43	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.44	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII-incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.45	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII-incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.46	Change in Control Severance Agreement with James B. Gburek dated September 21, 2009 – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 10.47	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.48	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.49	Form of Termination of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.50	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.51	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.52	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.53	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.54	Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.55	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2011, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.1	Audit Committee Charter, as amended – incorporated herein by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Exhibit No. 99.2	Purchase and Assumption Agreement dated as of July 23, 2010, by and among the Federal Deposit Insurance Corporation, Receiver of Sterling Bank, Lantana, Florida, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A dated August 2, 2010.

Exhibit 99.3	Corporate Governance Guidelines, as amended – incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012.

Exhibit No. 101.INS	XBRL Instance Document.*

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.*

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.*

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: February 29, 2012	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd Daryl G. Byrd	President, Chief Executive Officer and Director	February 29, 2012

/s/ John R. Davis John R. Davis	Senior Executive Vice President of Finance and Investor Relations	February 29, 2012

/s/ Anthony J. Restel Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ Jeffrey A. Powell Jeffrey A. Powell	Executive Vice President, Corporate Controller and Principal Accounting Officer	February 29, 2012

/s/ Elaine D. Abell Elaine D. Abell	Director	February 29, 2012

/s/ Harry V. Barton, Jr. Harry V. Barton, Jr.	Director and Audit Committee Chairman	February 29, 2012

/s/ Ernest P. Breaux, Jr. Ernest P. Breaux, Jr.	Director	February 29, 2012

/s/ John N. Casbon John N. Casbon	Director	February 29, 2012

/s/ William H. Fenstermaker William H. Fenstermaker	Chairman of the Board	February 29, 2012

/s/ O. Miles Pollard, Jr. O. Miles Pollard, Jr.	Director and Audit Committee Member	February 29, 2012

/s/ E. Stewart Shea III E. Stewart Shea III	Director	February 29, 2012

/s/ David H. Welch David H. Welch	Director and Audit Committee Member	February 29, 2012