Form 10-K/A
period 2011-12-31
IBERIABANK CORP
filed 2012-03-01
CIK 933141

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

Number of shares of common stock outstanding as of February 22, 2012: 29,401,915

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of IBERIABANK Corporation (the “Company”) for the year ended December 31, 2011 (the “Original Filing”), which was filed with the Securities and Exchange Commission on February 29, 2012. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to February 29, 2012.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

Exhibit No. 2.4	Agreement and Plan of Merger, dated July 26, 2006, between the Registrant and Pocahontas Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006, as amended.

Exhibit No. 2.5	Agreement and Plan of Merger, dated August 9, 2006, between the Registrant and Pulaski Investment Corporation – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006.

Exhibit No. 2.6	Purchase and Assumption Agreement dated as of May 9, 2008, by and among the Federal Deposit Insurance Corporation, Receiver of ANB Financial N.A., Pulaski Bank and Trust Company, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2008.

Exhibit No. 2.7	Purchase and Assumption Agreement dated as of August 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of CapitalSouth Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2009.

Exhibit No. 2.8	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation –incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.9	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.10	Agreement and Plan of Merger, dated February 21, 2011, between the Registrant and OMNI Bancshares, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 22, 2011.

Exhibit No. 2.11	Agreement and Plan of Merger, dated March 10, 2011, between the Registrant and Cameron Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2011.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 13, 2012.

Exhibit No. 3.3	Warrant to purchase 138,490 shares of common stock, issue date: December 5, 2008- incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 3.4	Warrant Repurchase Agreement dated May 20, 2009, between the Registrant and the United States Department of the Treasury – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank- incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report of Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Change in Control Severance Agreement with Michael A. Naquin, dated August 25, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.17	Indemnification Agreement with Michael A. Naquin, dated March 3, 2004 - incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No. 10.18	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.19	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.21	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan - incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.22	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.23	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.25	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.26	Purchase Agreement, dated November 10, 2006, by and among the Registrant and the Purchasers thereto – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10. 2006.

Exhibit No. 10.27	Lock-Up Agreement between officers and directors of the Registrant and Stifel, Nicolaus & Company, Incorporated – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.30	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.31	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.32	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.33	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.34	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.35	Change in Control Severance Agreement with Jeffrey A. Powell, dated December 15, 2008- incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2008.

Exhibit No. 10.36	Letter Agreement, including Securities Purchase Agreement, between the Registrant and the United States Department of the Treasury, dated December 5, 2008-incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.37	Form of Waiver executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.38	Form of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated December 5, 2008- incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.39	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.40	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.41	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.42	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.43	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.44	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.45	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.46	Change in Control Severance Agreement with James B. Gburek dated September 21, 2009 – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 10.47	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.48	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.49	Form of Termination of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, John R. Davis, and Michael A. Naquin, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.50	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.51	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.52	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.53	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.54	Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.55	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 12	Statements: Computations of Ratios. *

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2011, which are expressly incorporated herein by reference. *

Exhibit No. 21	Subsidiaries of the Registrant.*

Exhibit No. 23.1	Consent of Ernst & Young LLP*

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).*

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 99.1	Audit Committee Charter, as amended – incorporated herein by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Exhibit No. 99.2	Purchase and Assumption Agreement dated as of July 23, 2010, by and among the Federal Deposit Insurance Corporation, Receiver of Sterling Bank, Lantana, Florida, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A dated August 2, 2010.

Exhibit No. 99.3	Corporate Governance Guidelines, as amended – incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012.

Exhibit No. 101.INS	XBRL Instance Document **

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema **

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

Exhibit No. 101.DEF	XBRL Taxonomy Definition Linkbase **

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Previously filed
**	Furnished with this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 1, 2012	By:	/s/ Daryl G. Byrd
President/CEO and Director