Form 10-Q
period 2012-03-31
IBERIABANK CORP
filed 2012-05-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number 0-25756

IBERIABANK Corporation

(Exact name of registrant as specified in its charter)

Louisiana	72-1280718
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

200 West Congress Street Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

At May 3, 2012, the Registrant had 29,525,476 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share data)	(unaudited) March 31, 2012	December 31, 2011

Assets
Cash and due from banks	$196,572	$194,171
Interest-bearing deposits in banks	396,209	379,125

Total cash and cash equivalents	592,781	573,296
Securities available for sale, at fair value	1,811,023	1,805,205
Securities held to maturity, fair values of $196,183 and $199,110, respectively	190,084	192,764
Mortgage loans held for sale	128,125	153,013
Loans covered by loss share agreement	1,260,662	1,334,449
Non-covered loans, net of unearned income	6,217,644	6,053,588

Total loans, net of unearned income	7,478,306	7,388,037
Allowance for loan losses	(177,192)	(193,761)

Loans, net	7,301,114	7,194,276
FDIC loss share receivable	537,448	591,844
Premises and equipment, net	292,403	285,607
Goodwill	366,084	369,811
Other assets	572,221	592,112

Total Assets	$11,791,283	$11,757,928

Liabilities
Deposits:
Noninterest-bearing	$1,607,244	$1,485,058
Interest-bearing	7,854,167	7,803,955

Total deposits	9,461,411	9,289,013
Short-term borrowings	266,489	395,543
Long-term debt	429,841	452,733
Other liabilities	137,912	137,978

Total Liabilities	10,295,653	10,275,267

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 31,163,070 shares issued	31,163	31,163
Additional paid-in capital	1,131,496	1,135,880
Retained earnings	384,541	375,184
Accumulated other comprehensive income	25,420	24,457
Treasury stock at cost - 1,647,204 and 1,789,165 shares, respectively	(76,990)	(84,023)

Total Shareholders’ Equity	1,495,630	1,482,661

Total Liabilities and Shareholders’ Equity	$11,791,283	$11,757,928

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	For The Three Months Ended March 31,
(dollars in thousands, except per share data)	2012	2011

Interest and Dividend Income
Loans, including fees	$123,934	$107,711
Mortgage loans held for sale, including fees	1,049	858
Investment securities:
Taxable interest	9,538	11,431
Tax-exempt interest	1,917	927
Accretion (Amortization) of FDIC loss share receivable	(27,927)	(21,913)
Other	676	420

Total interest and dividend income	109,187	99,434

Interest Expense
Deposits:
NOW and MMDA	6,146	7,335
Savings	149	177
Time deposits	7,666	11,424
Short-term borrowings	142	128
Long-term debt	3,223	1,622

Total interest expense	17,326	20,686

Net interest income	91,861	78,748
Provision for loan losses	2,857	5,471

Net interest income after provision for loan losses	89,004	73,277

Noninterest Income
Service charges on deposit accounts	5,980	5,512
ATM/debit card fee income	2,024	2,913
Income from bank owned life insurance	951	725
Gain on sale of loans, net	13,619	8,892
Gain (loss) on sale of assets	(25)	(111)
Gain on sale of available for sale investments	2,800	1
Derivative gains (losses) reclassified from other comprehensive income	(386)	(427)
Title revenue	4,533	3,810
Broker commissions	3,060	2,642
Other income	4,840	4,338

Total noninterest income	37,396	28,295

Noninterest Expense
Salaries and employee benefits	54,819	43,629
Occupancy and equipment	12,719	9,113
Franchise and shares tax	1,020	981
Communication and delivery	3,133	2,528
Marketing and business development	3,022	2,086
Data processing	3,176	3,019
Printing, stationery and supplies	790	830
Amortization of acquisition intangibles	1,290	1,169
Professional services	4,100	3,127
Net costs of OREO property	2,684	1,704
Credit and other loan related expense	4,027	4,207
Insurance	2,609	2,771
Other expenses	6,484	6,568

Total noninterest expense	99,873	81,732

Income before income tax expense	26,527	19,840
Income tax expense	7,134	5,193

Net Income	19,393	14,647
Preferred Stock Dividends	—	—

Income Available to Common Shareholders - Basic	$19,393	$14,647
Earnings Allocated to Unvested Restricted Stock	(364)	(291)
Earnings Available to Common Shareholders - Diluted	19,029	14,356

Earnings per common share - Basic	$0.66	$0.54
Earnings per common share - Diluted	0.66	0.54
Cash dividends declared per common share	0.34	0.34

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$(1,056)	$2,882
Other than temporary impairment realized in net income	—	—
Less: reclassification adjustment for gains included in net income	(2,800)	(1)

Unrealized gain (loss) on securities, before tax	(3,856)	2,881

Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	4,951	1,095
Less: reclassification adjustment for losses (gains) included in net income	386	427

Fair value of derivative instruments designated as cash flow hedges, before tax	5,337	1,522

Other comprehensive income (loss), before tax	1,481	4,403
Income tax expense (benefit) related to items of other comprehensive income	518	1,542

Other comprehensive income (loss), net of tax	963	2,861

Comprehensive income	$20,356	$17,508

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2010	$—	$28,080	$956,864	$361,055	$14,680	$(57,222)	$1,303,457
Net income				14,647			14,647
Other comprehensive income (loss)					2,861		2,861
Cash dividends declared, $0.34 per share				(9,175)			(9,175)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit, 110,854 shares			(684)			483	(201)
Common stock issued for recognition and retention plan			(4,428)			4,428	—
Share-based compensation cost			2,135				2,135

Balance, March 31, 2011	$—	$28,080	$953,887	$366,527	$17,541	$(52,311)	$1,313,724

Balance, December 31, 2011	$—	$31,163	$1,135,880	$375,184	$24,457	$(84,023)	$1,482,661
Net income				19,393			19,393
Other comprehensive income (loss)					963		963
Cash dividends declared, $0.34 per share				(10,036)			(10,036)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit, 141,961 shares			(489)			888	399
Common stock issued for recognition and retention plan			(6,145)			6,145	—
Share-based compensation cost			2,250				2,250

Balance, March 31, 2012	$—	$31,163	$1,131,496	$384,541	$25,420	$(76,990)	$1,495,630

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	For The Three Months Ended March 31,
(dollars in thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$19,393	$14,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,919	2,875
Amortization of purchase accounting adjustments	(10,765)	(14,266)
Provision for loan losses	2,857	5,471
Noncash compensation expense	2,250	2,135
Loss on sale of assets	25	111
Gain on sale of investments	(2,800)	(1)
Gain on sale of OREO	(1,313)	(170)
Amortization of premium/discount on investments	4,874	4,877
Derivative losses (gains) on swaps	—	1
Provision (benefit) for deferred income taxes	356	(1,758)
Mortgage loans held for sale
Originations	(450,644)	(287,396)
Proceeds from sales	489,151	327,461
Gain on sale of loans, net	(13,619)	(8,892)
Cash retained from tax benefit associated with share-based payment arrangements	(268)	(289)
Decrease in other assets	4,200	4,918
Other operating activities, net	5,627	2,160

Net Cash Provided by Operating Activities	54,243	51,884

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	81,793	—
Proceeds from maturities, prepayments and calls of securities available for sale	355,275	110,065
Purchases of securities available for sale	(448,487)	(92,326)
Proceeds from maturities, prepayments and calls of securities held to maturity	5,611	16,199
Purchases of securities held to maturity	(3,222)	(2,240)
FDIC reimbursement of recoverable covered asset losses	36,926	50,735
Increase in loans receivable, net	(101,618)	(72,086)
Proceeds from sale of premises and equipment	309	228
Purchases of premises and equipment	(10,289)	(26,029)
Proceeds from disposition of real estate owned	28,484	13,252
Other investing activities, net	8,224	1,001

Net Cash Used in Investing Activities	(46,994)	(1,201)

Cash Flows from Financing Activities
Increase (decrease) in deposits	172,927	(55,058)
Net change in short-term borrowings, net of borrowings acquired	(129,054)	(4,791)
Proceeds from long-term debt	220	492
Repayments of long-term debt	(22,268)	(29,249)
Dividends paid to shareholders	(9,988)	(9,137)
Proceeds from sale of treasury stock for stock options exercised	1,111	523
Payments to repurchase common stock	(980)	(1,012)
Cash retained from tax benefit associated with share-based payment arrangements	268	289

Net Cash Provided by (Used in) Financing Activities	12,236	(97,943)

Net Increase (Decrease) In Cash and Cash Equivalents	19,485	(47,260)
Cash and Cash Equivalents at Beginning of Period	573,296	337,778

Cash and Cash Equivalents at End of Period	$592,781	$290,518

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$31,338	$27,956
Transfers of property into Other Real Estate	$31,338	$27,956

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$18,109	$21,828
Income taxes, net	$2,504	$12,232

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (“the Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of IBERIABANK Corporation (the “Company”) and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners LLC (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management Inc. (“IAM”), and IBERIA CDE, LLC (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

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

CONCENTRATION OF CREDIT RISKS

Most of the Company’s business activity is with customers located within the States of Louisiana, Florida, Arkansas, Alabama, Texas, and Tennessee. The Company’s lending activity is concentrated in its market areas in those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to larger consumer clients. Repayment of loans is expected to come from cash flows of the borrower. Losses on secured loans are limited by the value of the collateral upon default of the borrowers. The Company does not have any significant concentrations to any one industry or customer.

SEGMENTS

Upon the merger of the Company’s two financial institution subsidiaries, IBERIABANK and IBERIABANK fsb, at the close of business on December 31, 2010, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations and none of the Company’s other subsidiaries, either individually or in the aggregate, meet quantitative materiality thresholds provided by ASC Topic 280, no separate segment disclosures are presented in these consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

International Financial Reporting Standards (“IFRS”)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination later in 2012 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

ASU No. 2011-04

In 2012, the Company adopted the provisions of ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments clarify that the Company should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Requiring quantitative information does not change the objective of the requirement but increases the comparability of disclosures between disclosures under U.S. GAAP and IFRSs.

The disclosures required by this ASU are incorporated in Notes 14 and 15 in these unaudited consolidated financial statements.

ASU No. 2011-05

In 2012, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which increases the prominence of items reported in other comprehensive income and eliminates the option to report other comprehensive income as part of the statement of shareholders’ equity. The ASU requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this ASU did not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption also did not change the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The tax effect for each component must be disclosed in the notes to the consolidated financial statements or presented in the statement in which other comprehensive income is presented. The amendments also do not affect how earnings per share is calculated or presented.

The Company has chosen to present the nonowner changes in shareholders’ equity in a single continuous statement of comprehensive income in its unaudited consolidated financial statements. The adoption of the ASU in the current year affects the format and presentation of its unaudited consolidated financial statements but does not represent a departure from currently adopted accounting principles and thus the adoption did not have an effect on the Company’s operating results, financial position, or liquidity. The financial statements for the comparative prior period have been revised to conform to current period presentation.

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

The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011

Income available to common shareholders	$19,393,000	$14,647,000
Distributed and undistributed earnings to unvested restricted stock	(374,000)	(306,000)

Distributed and undistributed earnings to common shareholders – Basic(1)	19,019,000	14,341,000
Undistributed earnings reallocated to unvested restricted stock	10,000	15,000

Distributed and undistributed earnings to common shareholders – Diluted	$19,029,000	$14,356,000

Weighted average shares outstanding- Basic (2)	29,384,220	26,845,124
Weighted average shares outstanding- Diluted	28,928,276	26,560,866

Earnings per common share – Basic(1)	$0.66	$0.54
Earnings per common share - Diluted	$0.66	$0.54
Earnings per unvested restricted stock share – Basic (3)	$0.70	$0.62
Earnings per unvested restricted stock share - Diluted	$0.68	$0.59

(1)	Total earnings available to common shareholders include distributed earnings of $9,842,000, or $0.34 per weighted average share, and undistributed earnings of $9,177,000, or $0.32 per weighted average share for the three months ended March 31, 2012. Total earnings available to common shareholders include distributed earnings of $8,983,000, or $0.34 per weighted average share, and undistributed earnings of $5,358,000, or $0.20 per weighted average share for the three months ended March 31, 2011.
(2)	Weighted average basic shares outstanding include 535,005 and 492,956 shares of unvested restricted stock for the three months ended March 31, 2012 and 2011, respectively.

(3)	Total earnings available to unvested restricted stock include distributed earnings of $194,000, or $0.36 per weighted average share, and undistributed earnings of $180,000, or $0.34 per weighted average share for the three months ended March 31, 2012. Total earnings available to unvested restricted stock include distributed earnings of $192,000, or $0.39 per weighted average share, and undistributed earnings of $114,000, or $0.23 per weighted average share for the three months ended March 31, 2011.

For the three-month periods ended March 31, 2012 and 2011, the calculations for basic shares outstanding exclude: (1) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 590,013 and 559,388, respectively, and (2) the weighted average shares in Treasury Stock of 1,723,843 and 1,168,286, respectively.

The effect from the assumed exercise of 528,719 and 562,626 stock options was not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2012 and 2011, respectively, because such amounts would have had an antidilutive effect on earnings per share.

NOTE 4 – ACQUISITION ACTIVITY

Acquisition of Florida Gulf Bancorp, Inc.

On March 19, 2012, the Company announced the signing of a definitive agreement to acquire Florida Gulf Bancorp, Inc. (“Florida Gulf”), the holding company of Florida Gulf Bank, headquartered in Fort Myers, Florida with 8 branches in the Fort Myers-Cape Coral, FL market. Based on available information, at March 31, 2012, Florida Gulf had total assets of $376 million, including total loans of $257 million, and total deposits of $303 million.

Under terms of the agreement, shareholders of Florida Gulf will receive $23.00 in the Company’s common stock for each share of Florida Gulf stock outstanding, subject to certain adjustments. In addition, the agreement provides for potential additional cash consideration based on the resolution of certain identified loans over a three-year period after the acquisition. The maximum contingent consideration is $4.4 million. Florida Gulf also has $4.1 million in preferred stock that will be redeemed at the consummation of the acquisition. The agreement has been approved by the Board of Directors of each company and is expected to close in the third quarter of 2012. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Florida Gulf’s shareholders.

An estimate of the impact of the acquisition on the Company’s subsequent consolidated financial statements cannot be made at this time.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2012

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$306,811	$3,075	$(167)	$309,719
Obligations of state and political subdivisions	131,870	6,350	(191)	138,029
Mortgage backed securities	1,335,071	27,647	(979)	1,361,739
Other securities	1,461	75	—	1,536

Total securities available for sale	$1,775,213	$37,147	$(1,337)	$1,811,023

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$85,095	$1,683	$—	$86,778
Obligations of state and political subdivisions	80,486	3,730	(73)	84,143
Mortgage backed securities	24,503	759	—	25,262

Total securities held to maturity	$190,084	$6,172	$(73)	$196,183

December 31, 2011

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$336,859	$5,633	$(4)	$342,488
Obligations of state and political subdivisions	137,503	6,500	(198)	143,805
Mortgage backed securities	1,289,775	28,317	(718)	1,317,374
Other securities	1,460	78	—	1,538

Total securities available for sale	$1,765,597	$40,528	$(920)	$1,805,205

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$85,172	$1,921	$—	$87,093
Obligations of state and political subdivisions	81,053	3,682	(57)	84,678
Mortgage backed securities	26,539	800	—	27,339

Total securities held to maturity	$192,764	$6,403	$(57)	$199,110

Securities with carrying values of $1,786,174,000 and $1,698,943,000 were pledged to secure public deposits and other borrowings at March 31, 2012 and December 31, 2011, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value above amortized cost. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, as well as review of issuer financial statements and industry analysts’ reports.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

March 31, 2012
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(167)	$67,848	$—	$—	$(167)	$67,848
Obligations of state and political subdivisions	(6)	334	(185)	1,087	(191)	1,421
Mortgage backed securities	(815)	165,848	(164)	16,856	(979)	182,704

Total securities available for sale	$(988)	$234,030	$(349)	$17,943	$(1,337)	$251,973

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(73)	10,452	—	—	(73)	10,452
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(73)	$10,452	$—	$—	$(73)	$10,452

December 31, 2011
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(4)	$9,996	$—	$—	$(4)	$9,996
Obligations of state and political subdivisions	(11)	1,104	(187)	1,085	(198)	2,189
Mortgage backed securities	(545)	147,803	(173)	21,679	(718)	169,482

Total securities available for sale	$(560)	$158,903	$(360)	$22,764	$(920)	$181,667

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(26)	2,354	(31)	1,297	(57)	3,651
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(26)	$2,354	$(31)	$1,297	$(57)	$3,651

At March 31, 2012, 44 debt securities had unrealized losses of 0.5% of the securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis. The unrealized losses for each of the 44 securities relate to market interest rate changes. Eight of the 44 securities have been in a continuous loss position for over twelve months at March 31, 2012. These eight securities had an aggregate amortized cost basis and unrealized loss of $18,292,000 and $349,000 respectively. Seven of the eight securities were issued by either the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae). The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. One of the securities in a continuous unrealized loss position for over twelve months was issued by a political subdivision and discussed in further detail below.

At December 31, 2011, 50 debt securities had unrealized losses of 0.5% of the securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis. The unrealized losses for each of the 50 securities relate to market interest rate changes. 12 of the 50 securities had been in a continuous loss position for over twelve months at December 31, 2011. These 12 securities had an aggregate amortized cost basis and unrealized loss of $24,453,000 and $391,000 respectively. The 12 securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions (Municipals). The Fannie Mae and Freddie Mac securities were rated AA+ by S&P and Aaa by Moodys.

The Company assessed the nature of the losses in its portfolio as of March 31, 2012 and December 31, 2011 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

During 2011, management assessed the operating environment of a bond issuer as adverse and thus concluded that the Company had one unrated revenue municipal bond that warranted the other-than-temporary impairment charge during the year ended December 31, 2011. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded for the year ended December 31, 2011. The impairment recorded in 2011 brought the total impairment to 52% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment. During the three months ended March 31, 2012, the Company continued to analyze the operating environment of the bond as it did in 2011 and noted the bond continues to have insurance coverage from a monoline insurer and the Company is current on its receipt of interest related to the bonds. As a result of the Company’s analysis, no other declines in the market value of the Company’s investment securities were deemed to be other-than-temporary at March 31, 2012 or December 31, 2011.

The amortized cost and estimated fair value by maturity of investment securities at March 31, 2012 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(dollars in thousands)	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Within one year or less	1.43%	$40,084	$40,352	1.21%	$20,258	$20,324
One through five years	2.02	138,747	140,902	2.08	70,363	72,187
After five through ten years	2.39	555,529	569,060	3.07	22,653	23,834
Over ten years	2.44	1,040,853	1,060,709	3.12	76,810	79,838

Totals	2.37%	$1,775,213	$1,811,023	2.53%	$190,084	$196,183

The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Realized gains	$2,815	$1
Realized losses	(15)	—

Net realized gains	$2,800	$1

In addition to the gains above, the Company realized certain immaterial gains on the calls of held to maturity securities.

NOTE 6 – LOANS RECEIVABLE

Loans receivable at March 31, 2012 and December 31, 2011 consist of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011

Residential mortgage loans:
Residential 1-4 family	$457,248	$483,244
Construction/ Owner Occupied	15,228	16,143

Total residential mortgage loans	472,476	499,387

Commercial loans:
Real estate	3,263,960	3,318,982
Business	2,160,583	2,045,374

Total commercial loans	5,424,543	5,364,356

Consumer loans:
Indirect automobile	288,064	261,896
Home equity	1,092,989	1,061,437
Other	200,234	200,961

Total consumer loans	1,581,287	1,524,294

Total loans receivable	$7,478,306	$7,388,037

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

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of March 31, 2012 and December 31, 2011:

(dollars in thousands)
Non-covered Loans:	March 31, 2012	December 31, 2011
Residential mortgage loans:
Residential 1-4 family	$247,775	$266,970
Construction/ Owner Occupied	15,228	16,143

Total residential mortgage loans	263,003	283,113

Commercial loans:
Real estate	2,580,727	2,591,013
Business	2,020,510	1,896,496

Total commercial loans	4,601,237	4,487,509

Consumer loans:
Indirect automobile	288,064	261,896
Home equity	871,489	826,463
Other	193,851	194,607

Total consumer loans	1,353,404	1,282,966

Total non-covered loans receivable	$6,217,644	$6,053,588

The following tables provide an analysis of the aging of non-covered loans as of March 31, 2012 and December 31, 2011. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired from OMNI and Cameron in 2011 and loans that were not acquired in 2011.

(dollars in thousands)	Non-covered loans excluding acquired loans
	Past Due (1)			Total past due	Current	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing
March 31, 2012	30-59 days	60-89 days	Greater than 90 days

Residential
Prime	$507	$363	$4,759	$5,629	$253,297	$258,926	$963
Subprime	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	6	—	2,409	2,415	296,203	298,618	—
Real Estate- Other	1,411	84	32,366	33,861	1,808,838	1,842,699	108
Commercial Business	1,977	—	6,653	8,630	1,926,459	1,935,089	24
Consumer
Indirect Automobile	498	191	861	1,550	277,236	278,786	—
Home Equity	2,248	182	6,422	8,852	795,167	804,019	127
Credit Card	125	79	408	612	45,297	45,909	—
Other	342	52	542	936	134,756	135,692	—

Total	$7,114	$951	$54,420	$62,485	$5,537,253	$5,599,738	$1,222

(dollars in thousands)	Non-covered loans excluding acquired loans
	Past Due (1)			Total past due	Current	Total loans, net of unearned income	Recorded investment > 90 days and accruing
December 31, 2011	30-59 days	60-89 days	Greater than 90 days

Residential
Prime	$731	$325	$6,009	$7,065	$271,534	$278,599	$1,099
Subprime	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	266	—	2,582	2,848	273,824	276,672	—
Real Estate- Other	880	54	34,087	35,021	1,778,235	1,813,256	636
Commercial Business	302	277	6,642	7,221	1,793,959	1,801,180	20
Consumer
Indirect Automobile	1,232	159	994	2,385	248,070	250,455	—
Home Equity	3,102	717	4,955	8,774	741,968	750,742	82
Credit Card	467	107	403	977	46,786	47,763	—
Other	349	147	623	1,119	129,640	130,759	4

Total	$7,329	$1,786	$56,295	$65,410	$5,284,016	$5,349,426	$1,841

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

(dollars in thousands)	Acquired loans from OMNI and Cameron
	Past Due (1)
March 31, 2012	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$—	$155	$185	$340	$4,031	$(294)	$4,077	$185
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	992	178	3,263	4,433	44,671	(4,610)	44,494	93
Real Estate-Other	3,473	893	31,106	35,472	400,364	(40,920)	394,916	1,504
Commercial Business	953	2	716	1,671	95,138	(11,388)	85,421	12
Consumer
Indirect Automobile	85	12	181	278	9,000	—	9,278	—
Home Equity	1,173	317	4,317	5,807	63,465	(1,802)	67,470	396
Credit Card	—	—	—	—	—	—	—	—
Other	124	23	383	530	18,909	(7,189)	12,250	—

Total	$6,800	$1,580	$40,151	$48,531	$635,578	$(66,203)	$617,906	$2,190

(dollars in thousands)	Acquired loans from OMNI and Cameron
	Past Due (1)
December 31, 2011	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$124	$60	$185	$369	$4,145	$—	$4,514	$185
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	629	—	3,755	4,384	61,705	(6,458)	59,631	345
Real Estate-Other	7,213	4,036	29,725	40,974	448,288	(47,808)	441,454	794
Commercial Business	183	69	639	891	105,796	(11,371)	95,316	3
Consumer
Indirect Automobile	171	10	258	439	10,813	189	11,441	—
Home Equity	2,509	125	4,104	6,738	73,822	(4,839)	75,721	438
Credit Card	—	—	—	—	—	—	—	—
Other	413	545	571	1,529	16,067	(1,511)	16,085	150

Total	$11,242	$4,845	$39,237	$55,324	$720,636	$(71,798)	$704,162	$1,915

(1)	Past due information includes loans acquired from OMNI and Cameron at the gross contractual balance outstanding at March 31, 2012 and December 31, 2011.

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

The following table provides an analysis of non-covered loans on nonaccrual status at March 31, 2012 and December 31, 2011. Nonaccrual loans in the table exclude loans acquired from OMNI and Cameron.

(dollars in thousands)	March 31, 2012	December 31, 2011

Residential
Prime	$3,796	$4,910
Subprime	—	—
Commercial

Real Estate - Construction	2,409	2,582
Real Estate - Other	32,257	33,451
Business	6,629	6,622
Consumer
Indirect Automobile	861	994
Home Equity	6,296	4,873
Credit Card	408	403
Other	541	619

Total	$53,197	$54,454

Covered Loans

The carrying amount of the acquired covered loans at March 31, 2012 and December 31, 2011 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

(dollars in thousands)	March 31, 2012
Covered loans	ASC 310-30 Loans	Non- ASC 310-30 Loans	Total Covered Loans

Residential mortgage loans:

Residential 1-4 family	$31,031	$178,442	$209,473

Total residential mortgage loans	31,031	178,442	209,473

Commercial loans:
Real estate	15,507	667,726	683,233
Business	3,121	136,952	140,073

Total commercial loans	18,628	804,678	823,306

Consumer loans:
Home equity	27,967	193,533	221,500
Other	11	6,372	6,383

Total consumer loans	27,978	199,905	227,883

Total covered loans receivable	$77,637	$1,183,025	$1,260,662

(dollars in thousands)	December 31, 2011
Covered loans	ASC 310-30 Loans	Non- ASC 310-30 Loans	Total Covered Loans

Residential mortgage loans:

Residential 1-4 family	$31,809	$184,465	$216,274

Total residential mortgage loans	31,809	184,465	216,274

Commercial loans:
Real estate	23,127	704,841	727,968
Business	4,053	144,825	148,878

Total commercial loans	27,180	849,666	876,846

Consumer loans:
Home equity	30,267	204,707	234,974
Other	116	6,239	6,355

Total consumer loans	30,383	210,946	241,329

Total covered loans receivable	$89,372	$1,245,077	$1,334,449

FDIC loss share receivable

The following is a summary of the year to date activity in the FDIC loss share receivable for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$591,844	$726,871
Increase due to loan loss provision recorded on FDIC covered loans	684	6,784

(Amortization) Accretion	(27,927)	(21,913)
Submission of reimbursable losses to the FDIC	(28,418)	(23,848)
Other	1,265	1,110

Balance, end of period	$537,448	$689,004

ASC 310-30 loans

The Company acquired certain loans through the OMNI, Cameron, CSB, Orion, Century, Sterling, and other previous acquisitions which are subject to ASC Topic 310-30. The Company’s allowance for loan losses for all acquired loans subject to ASC Topic 310-30 would reflect only those credit impairment losses incurred after acquisition.

The following is a summary of changes in the accretable yields of acquired loans during the three months ended March 31, 2012 and 2011.

(dollars in thousands)
March 31, 2012	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$83,834	$386,977	$470,811
Net transfers from (to) nonaccretable difference to (from) accretable yield	(2,071)	27,206	25,135
Accretion	(6,275)	(55,697)	(61,972)

Balance, end of period	$75,488	$358,486	$433,974

(dollars in thousands)
March 31, 2011	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$82,381	$626,190	$708,571
Net transfers from (to) nonaccretable difference to (from) accretable yield	(19,304)	(119,149)	(138,453)
Accretion	(5,915)	(48,210)	(54,125)

Balance, end of period	$57,162	$458,831	$515,993

Accretable yield during 2012 decreased primarily as a result of the accretion recognized. Accretable yield during 2011 decreased primarily as a result of a change in expected cash flows on the Company’s covered loans during 2011.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. In order to be considered a troubled debt restructuring (“TDR”), the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to the customer as a modification of existing terms for economic or legal reasons that it would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

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

If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR in its loan system. For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan, and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology. If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans. For additional information on the Company’s allowance for loan losses, see Note 7 to these unaudited consolidated financial statements.

Information about the Company’s TDRs at March 31, 2012 and 2011 is presented in the following tables. The Company follows the provisions of ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force, which provides guidance on the accounting for TDRs. Under the ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30, which include the covered loans above, as well as the loans acquired in the OMNI and Cameron acquisitions completed during 2011, do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered loans and loans acquired from OMNI and Cameron that would otherwise meet the criteria for classification as a troubled debt restructuring are excluded from the tables below.

	Total TDRs
(dollars in thousands)	Accruing Loans
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs
March 31, 2012
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	650	—	24,477	25,127
Business	26	—	1,957	1,983
Consumer
Indirect Automobile	—	—	—	—
Home Equity	—	—	229	229
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$676	$—	$26,663	$27,339

March 31, 2011
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	56	—	21,653	21,709
Business	—	—	1,870	1,870
Consumer
Indirect Automobile	—	—	—	—
Home Equity	—	—	—	—
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$56	$—	$23,523	$23,579

Of the $27,339,000 in total TDRs, $4,061,000 occurred during the current three-month period through modification of the original loan terms. Total non-covered TDRs of $23,579,000 at March 31, 2011 included $6,470,000 of TDRs that occurred during the three-month period ended March 31, 2011. The following table provides information on how the TDRs were modified during the three months ended March 31, 2012 and 2011.

(dollars in thousands)	2012	2011

Extended maturities	$441	$—
Interest rate adjustment	489	—
Maturity and interest rate adjustment	2,509	6,470
Extension of interest-rate only payments	622	—
Forbearance	—	—
Covenant modifications	—	—
Other concession(s)(1)	—	—

Total	$4,061	$6,470

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance, and covenant modifications.

Information about the Company’s non-covered TDRs occurring in these periods, as well as non-covered TDRs that subsequently defaulted during the previous twelve months, is presented in the following tables. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months.

	March 31, 2012			March 31, 2011
(in thousands, except number of loans)	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
TDRs occurring during the three-month period
Residential
Prime	—	$—	$—	—	$—	$—
Commercial
Real Estate	11	4,036	3,773	3	5,039	4,609
Business	1	27	—	2	5,440	1,861
Consumer
Indirect Automobile	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Credit Card	—	—	—	—	—	—
Other	1	—	—	—	—	—

Total	13	$4,063	$3,773	5	$10,479	$6,470

	March 31, 2012		March 31, 2011
Total TDRs that subsequently defaulted in the past 12 months	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential
Prime	—	$—	—	$—
Commercial
Real Estate	40	24,053	36	21,709
Business	6	1,866	4	1,870
Consumer
Indirect Automobile	—	—	—	—
Home Equity	—	—	—	—
Credit Card	—	—	—	—
Other	1	—	—	—

Total	47	$25,919	40	$23,579

NOTE 7 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision charged to earnings, and for loans covered by loss share agreements with the FDIC, through a charge to earnings and an indemnification asset, the FDIC loss share receivable. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses and reversed when losses are charged off for impaired loan pools or transferred as a component of the carrying value for OREO transfers.

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

In connection with acquisitions, the Company acquires certain loans considered impaired and accounts for these loans under the provisions of ASC Topic 310, which require the initial recognition of these loans at the present value of amounts expected to be received. Further, the Company also accounts for non-impaired loans acquired in acquisitions by analogy to ASC 310. The allowance for loan losses previously associated with these loans does not carry over. Any deterioration in the credit quality of these loans subsequent to acquisition would be considered in the allowance for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life and recaptures any previously recognized impairment up to the amount of the improvement in expected cash flows.

A summary of changes in the allowance for loan losses, in total and for the covered loan and non-covered loan portfolios, for the three months ended March 31, 2012 and 2011 is as follows:

(dollars in thousands)	2012	2011

Balance, beginning of period	$193,761	$136,100

Provision charged to operations	2,857	5,471
Provision recorded through FDIC loss share receivable	684	6,784
Decrease in balance for transfer of covered loans to OREO	(5,363)	—

Loans charged-off – covered loans	(13,266)	(218)

Loans charged-off – non-covered loans	(2,271)	(3,076)

Recoveries – covered loans	17	327

Recoveries – non-covred loans	773	3,731

Balance, end of period	$177,192	$149,119

(dollars in thousands)	March 31, 2012
	Covered loans	Non-covered loans	Total

Balance, beginning of period	$118,900	$74,861	$193,761

Provision for loan losses before benefit attributable to FDIC loss share agreements	1,431	2,110	3,541

Benefit attributable to FDIC loss share agreements	(684)	—	(684)

Net provision for loan losses	747	2,110	2,857

Increase in FDIC loss share receivable	684	—	684

Transfer of balance to OREO	(5,357)	(6)	(5,363)

Loans charged-off	(13,266)	(2,271)	(15,537)

Recoveries	17	773	790

Balance, end of period	$101,725	$75,467	$177,192

(dollars in thousands)	March 31, 2011
	Covered loans	Non-covered loans	Total

Balance, beginning of period	$73,640	$62,460	$136,100

Provision for loan losses before benefit attributable to FDIC loss share agreements	8,554	3,701	12,255

Benefit attributable to FDIC loss share agreements	(6,784)	—	(6,784)

Net provision for loan losses	1,770	3,701	5,471

Increase in FDIC loss share receivable	6,784	—	6,784

Loans charged-off	(218)	(3,076)	(3,294)
Recoveries	327	3,731	4,058

Balance, end of period	$82,303	$66,816	$149,119

A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the three months ended March 31, 2012 and 2011 is as follows:

	$ 2,580,727	$ 2,580,727	$ 2,580,727	$ 2,580,727	$ 2,580,727	$ 2,580,727
(dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2012
Allowance for loan losses
Balance, beginning of period	$35,604	$25,705	$12,655	$897	$—	$74,861
(Reversal of) Provision for loan losses	(860)	2,065	1,024	(119)	—	2,110
Transfer of balance to OREO	(6)	—	—	—	—	(6)
Loans charged off	(803)	(31)	(1,274)	(163)	—	(2,271)
Recoveries	128	31	604	10	—	773

Balance, end of period	34,063	27,770	13,009	625	—	75,467

Allowance on loans individually evaluated for impairment	$1,590	$202	$—	$168	$—	$1,960
Allowance on loans collectively evaluated for impairment	32,473	27,568	13,009	457	—	73,507

Loans, net of unearned income
Balance, end of period	$2,580,727	$2,020,510	$1,353,404	$263,003	$—	$6,217,644
Balance, end of period: Loans individually evaluated for impairment	33,952	6,486	228	1,186	—	41,852
Balance, end of period: Loans collectively evaluated for impairment	2,546,775	2,014,024	1,353,176	261,817	—	6,175,792
Balance, end of period: Loans acquired with deteriorated credit quality	15,292	24,193	5,640	—	—	45,125

	$ 2,580,727	$ 2,580,727	$ 2,580,727	$ 2,580,727	$ 2,580,727	$ 2,580,727
(dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2011
Allowance for loan losses
Balance, beginning of period	$31,390	$16,473	$13,332	$1,265	$—	$62,460
(Reversal of) Provision for loan losses	(948)	1,964	2,705	(20)	—	3,701
Loans charged off	(579)	(142)	(2,294)	(61)	—	(3,076)
Recoveries	3,065	50	606	10	—	3,731

Balance, end of period	32,928	18,345	14,349	1,194	—	66,816

Allowance on loans individually evaluated for impairment	$1,983	$8	$—	$—	$—	$1,991
Allowance on loans collectively evaluated for impairment	30,945	18,337	14,349	1,194	—	64,825

Loans, net of unearned income
Balance, end of period	$1,842,777	$1,412,549	$1,002,403	$344,306	$—	$4,602,035
Balance, end of period: Loans individually evaluated for impairment	37,823	4,654	—	—	—	42,477
Balance, end of period: Loans collectively evaluated for impairment	1,804,954	1,407,895	1,002,403	344,306	—	4,559,558
Balance, end of period: Loans acquired with deteriorated credit quality	616	—	—	—	—	616

A summary of changes in the allowance for loan losses for covered loans, by loan portfolio type, for the three months ended March 31, 2012 and 2011 is as follows:

	$ 1,260,662	$ 1,260,662	$ 1,260,662	$ 1,260,662	$ 1,260,662	$ 1,260,662
(dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2012
Allowance for loan losses
Balance, beginning of period	$69,175	$9,788	$18,753	$21,184	$—	$118,900
(Reversal of) Provision for loan losses	1,386	794	578	(2,011)	—	747
(Decrease) Increase in FDIC loss share receivable	1,268	728	529	(1,841)	—	684
Transfer of balance to OREO	(3,179)	(4)	(797)	(1,377)	—	(5,357)
Loans charged off	(13,126)	—	(9)	(131)	—	(13,266)
Recoveries	14	—	3	—	—	17

Balance, end of period	55,538	11,306	19,057	15,824	—	101,725

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	55,538	11,306	19,057	15,824	—	101,725

Loans, net of unearned income
Balance, end of period	$683,233	$140,073	$227,883	$209,473	$—	$1,260,662
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	683,233	140,073	227,883	209,473	—	1,260,662
Balance, end of period: Loans acquired with deteriorated credit quality	15,507	3,121	27,978	31,031	—	77,637

	$ 1,260,662	$ 1,260,662	$ 1,260,662	$ 1,260,662	$ 1,260,662	$ 1,260,662
(dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2011
Allowance for loan losses
Balance, beginning of period	$26,439	$6,657	$12,201	$28,343	$—	$73,640
(Reversal of) Provision for loan losses	1,745	257	12	(244)	—	1,770
Increase in FDIC loss share receivable	10,242	955	1,027	(3,386)	—	6,784
Loans charged off	(158)	—	(41)	(19)	—	(218)
Recoveries	239	—	42	46	—	327

Balance, end of period	38,507	7,869	11,187	24,740	—	82,303

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	38,507	7,869	11,187	24,740	—	82,303
Loans, net of unearned income
Balance, end of period	$837,037	$160,093	$275,820	$246,605	$—	$1,519,555
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	837,037	160,093	275,820	246,605	—	1,519,555
Balance, end of period: Loans acquired with deteriorated credit quality	164,780	5,766	57,988	48,268	—	276,802

Credit Quality

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. “Special mention” loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. For assets with identified credit issues, the Company has two primary classifications for problem assets: “substandard” and “doubtful.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as “Pass” do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized. Asset risk classifications are periodically reviewed and changed if, in the opinion of management, the risk profile of the customer has changed since the last review of the loan relationship. Asset risk classifications for commercial loans reflect the classification as of March 31, 2012.

The Company’s investment in non-covered loans by credit quality indicator as of March 31, 2012 and December 31, 2011 is presented in the following tables. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired from OMNI and Cameron in 2011 and loans that were not acquired in 2011.

	Non-covered loans excluding acquired loans
(dollars in thousands)	Commercial Real Estate Construction		Commercial Real Estate- Other		Commercial Business
Credit quality indicator by asset risk classification	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$280,407	$249,669	$1,716,486	$1,689,455	$1,879,218	$1,729,279
Special Mention	12,203	18,274	64,603	62,868	27,653	46,225
Substandard	5,859	8,559	55,704	55,236	28,019	25,477
Doubtful	149	170	5,906	5,697	199	199

Total	298,618	276,672	1,842,699	1,813,256	1,935,089	1,801,180
Discount	—	—	—	—	—	—

Non-covered commercial loans, net	$298,618	$276,672	$1,842,699	$1,813,256	$1,935,089	$1,801,180

	000000000	000000000	000000000	000000000
	Mortgage – Prime		Mortgage- Subprime
Credit risk by payment status	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current	$253,297	$271,534	$—	$—
Past due greater than 30 days	5,629	7,065	—	—

Total	258,926	278,599	—	—
Discount	—	—	—	—

Non-covered mortgage loans, net	$258,926	$278,599	$—	$—

	000000000	000000000	000000000	000000000
	Indirect Automobile		Credit Card
Credit risk by payment status	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current	$277,236	$248,070	$45,297	$46,786
Past due greater than 30 days	1,550	2,385	612	977

Total	$278,786	$250,455	$45,909	$47,763

	000000000	000000000	000000000	000000000
	Home Equity		Consumer - Other
Credit risk by payment status	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current	$795,167	$741,968	$134,756	$129,640
Past due greater than 30 days	8,852	8,774	936	1,119

Total	804,019	750,742	135,692	130,759
Discount	—	—	—	—

Non-covered consumer loans, net	$804,019	$750,742	$135,692	$130,759

	Acquired loans from OMNI and Cameron
(dollars in thousands)	Commercial Real Estate Construction		Commercial Real Estate-Other		Commercial Business
Credit quality indicator by asset risk classification	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$38,569	$51,510	$323,669	$360,598	$86,606	$94,760
Special Mention	2,734	9,138	49,854	53,503	7,627	7,870
Substandard	7,801	5,441	62,313	75,161	2,508	4,057
Doubtful	—	—	—	—	68	—

Total	49,104	66,089	435,836	489,262	96,809	106,687
Discount	(4,610)	(6,458)	(40,920)	(47,808)	(11,388)	(11,371)

Non-covered commercial loans, net	$44,494	$59,631	$394,916	$441,454	$85,421	$95,316

	Mortgage – Prime		Mortgage- Subprime
Credit risk by payment status	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current	$4,031	$4,145	$—	$—
Past due greater than 30 days	340	369	—	—

Total	4,371	4,514	—	—
Discount	(294)	—	—	—

Non-covered mortgage loans, net	$4,077	$4,514	$—	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current	$9,000	$10,813	$—	$—
Past due greater than 30 days	278	439	—	—

Total	9,278	11,252
Discount	—	189	—	—

Non-covered consumer loans, net	$9,278	$11,441	$—	$—

	Home Equity		Consumer - Other
Credit risk by payment status	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current	$63,465	$73,822	$18,909	$16,067
Past due greater than 30 days	5,807	6,738	530	1,529

Total	69,272	80,560	19,439	17,596
Discount	(1,802)	(4,839)	(7,189)	(1,511)

Non-covered consumer loans, net	$67,470	$75,721	$12,250	$16,085

Credit quality information in the table above includes loans acquired from OMNI and Cameron at gross contractual balance outstanding at March 31, 2012 and December 31, 2011.

The Company’s investment in covered loans by credit quality indicator as of March 31, 2012 and December 31, 2011 is presented in the following table. Loan discounts in the table below represent the adjustment of acquired loans to fair value at the time of acquisition in accordance with ASC Topic 805, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(dollars in thousands)	Covered loans
March 31, 2012	Commercial
Credit quality indicator by asset risk classification	Real Estate- Construction	Real Estate- Other	Business	Total
Pass	$54,451	$266,472	$56,404	$377,327
Special Mention	17,445	74,888	10,701	103,034
Substandard	149,054	344,538	61,626	555,218
Doubtful	1,132	10,217	3,982	15,331

Total	$222,082	$696,115	$132,713	$1,050,910

			Discount	(227,604)

	Covered commercial loans, net			$823,306

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$231,598	$—	$231,598
Past due greater than 30 days	83,187	—	83,187

Total	$314,785	$—	$314,785

		Discount	(105,312)

	Covered mortgage loans, net		$209,473

	Consumer
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$824	$188,028	$2,807	$191,659
Past due greater than 30 days	—	68	86,806	473	87,347

Total	$—	$892	$274,834	$3,280	$279,006

				Discount	(51,123)

		Covered consumer loans, net			$227,883

(dollars in thousands)	Covered loans
December 31, 2011	Commercial
Credit quality indicator by asset risk classification	Real Estate- Construction	Real Estate- Other	Business	Total
Pass	$59,936	$282,974	$72,563	$415,473
Special Mention	17,336	87,409	10,965	115,710
Substandard	169,726	349,155	61,268	580,149
Doubtful	705	22,636	4,082	27,423

Total	$247,703	$742,174	$148,878	$1,138,755

			Discount	(261,909)

	Covered commercial loans, net			$876,846

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$233,305	$—	$233,305
Past Due greater than 30 days	94,553	—	94,553

Total	$327,858	$—	$327,858

	Discount		(111,584)

	Covered mortgage loans, net		$216,274

	Consumer
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$875	$193,366	$4,880	$199,121
Past Due greater than 30 days	—	94	107,520	534	108,148

Total	$—	$969	$300,886	$5,414	$307,269

			Discount		(65,940)

	Covered consumer loans, net				$241,329

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables for the periods indicated.

(dollars in thousands)	At March 31, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial Loans
Real Estate	$31,568	$31,568	$—	$32,267	$32,267	$—
Business	6,519	6,519	—	6,403	6,403	—

With an allowance recorded
Mortgage Loans
Residential – Prime	$4,803	$4,981	$(178)	$4,763	$4,910	$(147)
Residential – Subprime	—	—	—	—	—	—
Commercial Loans
Real Estate	2,327	3,917	(1,590)	1,430	3,304	(1,874)
Business	40	243	(203)	40	219	(179)
Consumer Loans
Indirect automobile	855	861	(6)	987	994	(7)
Credit card	395	408	(13)	391	403	(12)
Home equity	6,236	6,296	(60)	4,826	4,873	(47)
Other	533	541	(8)	608	619	(11)

Total
Mortgage Loans	$4,803	$4,981	(178)	$4,763	$4,910	(147)
Commercial Loans	40,454	42,247	(1,793)	40,140	42,193	(2,053)
Consumer Loans	8,019	8,106	(87)	6,812	6,889	(77)

(dollars in thousands)	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded
Commercial Loans
Real Estate	$32,007	$—	$26,440	$113
Business	6,530	—	2,154	5

With an allowance recorded
Mortgage Loans
Residential – Prime	5,389	—	7,056	13
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	4,657	32	17,792	35
Business	246	1	9	—
Consumer Loans
Indirect automobile	862	—	1,057	3
Credit card	423	—	393	—
Home equity	6,575	—	5,451	10
Other	748	—	1,324	3

Total
Mortgage Loans	5,389	—	7,056	13
Commercial Loans	43,440	33	46,395	153
Consumer Loans	8,608	—	8,226	16

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

As of March 31, 2012 and December 31, 2011, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2011 and the three months ended March 31, 2012 are provided in the following table.

(dollars in thousands)	Amount
Balance, December 31, 2010	$234,228
Goodwill acquired during the year	135,583

Balance, December 31, 2011	369,811
Goodwill adjustment to correct an immaterial error	(3,727)

Balance, March 31, 2012	$366,084

The goodwill acquired during the year ended December 31, 2011 was a result of the OMNI, Cameron, and Florida Trust Company acquisitions.

The goodwill adjustment in the first quarter of 2012 is a result of the Company’s revised goodwill recorded on its OMNI and Cameron acquisitions. The Company has recorded the adjustment to account for the impact of an immaterial error in accounting for its OMNI and Cameron acquisitions that resulted in a decrease in goodwill of $3,727,000. The Company revised its valuation of acquired deferred tax assets and property during the first quarter of 2012 as a result of information that existed at the acquisition date but was not available during the prior period. The error was identified in 2012 through the operation of the Company’s internal controls over financial reporting as it related to the Company’s acquisition accounting.

The Company performed the required annual impairment tests of goodwill as of October 1, 2011. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired.

Title plant

The Company had title plant assets totaling $6,722,000 at March 31, 2012 and December 31, 2011, respectively. No events or changes in circumstances occurred during 2012 or 2011 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

The Company’s purchase accounting intangible assets which are subject to amortization include core deposit intangibles, amortized on a straight line or accelerated basis over a 10 year average life, and mortgage servicing rights, amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. The definite-lived intangible assets had the following carrying values at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$(22,610)	$22,796	$45,406	$(21,385)	$24,021
Customer relationship intangible asset	1,348	(225)	1,123	1,348	(160)	1,188
Mortgage servicing rights	376	(193)	183	340	(194)	146

Total	$47,130	$(23,028)	$24,102	$47,094	$(21,739)	$25,355

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned and foreclosed property totaled $126,657,000 and $125,046,000 at March 31, 2012 and December 31, 2011, respectively. Other real estate owned consists of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011
Real estate owned acquired by foreclosure	$122,639	$119,320
Real estate acquired for development or resale	3,954	5,722
Other foreclosed property	64	4

Total other real estate owned and foreclosed property	$126,657	$125,046

At March 31, 2012 and December 31, 2011, other real estate is segregated into covered and non-covered properties as follows:

(dollars in thousands)
March 31, 2012	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$31,375	$91,264	$122,639
Real estate acquired for development or resale	3,954	—	3,954
Other foreclosed property	55	9	64

Total other real estate owned and foreclosed property	$35,384	$91,273	$126,657

(dollars in thousands)
December 31, 2011	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$34,770	$84,550	$119,320
Real estate acquired for development or resale	5,722	—	5,722
Other foreclosed property	4	—	4

Total other real estate owned and foreclosed property	$40,496	$84,550	$125,046

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

Interest rate swap agreements

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $70,000,000 in derivative contracts on its debt at both March 31, 2012 and 2011.

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2012, the Company had notional amounts of $306,195,000 on interest rate contracts with corporate customers and $306,195,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At March 31, 2011 and December 31, 2011, the Company had notional amounts of $261,566,000 and 293,794,000, respectively, on both interest rate contracts with corporate customers and offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

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

Rate lock commitments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). A rate lock is given to a borrower, subject to conditional performance obligations, for a specified period of time that typically does not exceed 60 days. Simultaneously with the issuance of the rate lock to the borrower, a rate lock is received from an investor for a best efforts or mandatory delivery of the loan. Under the terms of the best efforts delivery lock, the investor commits to purchase the loan at a specified price, provided the loan is funded and delivered prior to a specified date and provided that the credit and loan characteristics meet pre-established criteria for such loans. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial as of March 31, 2012, December 31, 2011, and March 31, 2011.

Equity-indexed certificates of deposit

IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of ten large cap U.S. stocks in the S&P 500 stock index, representing a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC Topic 815 therefore requires the certificate of deposit be separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Company’s consolidated balance sheet. At March 31, 2012, the Company had equity-indexed certificates of deposit of $167,287,000 with offsetting written options having a notional amount of $167,287,000. At March 31, 2011 and December 31, 2011, the Company had equity-indexed certificates of deposit and offsetting written options of $99,412,000 and $158,164,000, respectively.

At March 31, 2012 and 2011, the information pertaining to outstanding derivative instruments, excluding interest rate lock commitments, is as follows.

(dollars in thousands)		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$2,397	$15,936	Other liabilities	$—	$—

Total derivatives designated as hedging instruments under ASC Topic 815		$2,397	$15,936		$—	$—

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$23,994	$14,987	Other liabilities	$23,993	$14,986

Written and purchased options		11,269	5,802		11,269	5,802

Total derivatives not designated as hedging instruments under ASC Topic 815		$35,263	$20,789		$35,262	$20,789

At March 31, 2012 and December 31, 2011, the Company was required to post $1,210,000 in cash as collateral for its derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2012. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

At March 31, 2012 and 2011, the information pertaining to the effect of the derivative instruments on the unaudited consolidated financial statements is as follows.

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$1,558	$10,358	Other income (expense)	$(386)	$(426)	Other income (expense)	$—	$—

Total	$1,558	$10,358		$(386)	$(426)		$—	$—

(dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC Topic 815		2012	2011
Interest rate contracts	Other income (expense)	$—	$(1)

Total		$—	$(1)

During the three months ended March 31, 2012 and 2011, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2012, the fair value of derivatives that will mature within the next twelve months is $26,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

NOTE 11 – SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Other Comprehensive income

The following is a summary of the tax effects of each component of other comprehensive income for the three months ended March 31 for the periods indicated:

	March 31, 2012
(dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$(1,056)	$370	$(686)
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for (gains) included in net income	(2,800)	980	(1,820)

Net unrealized gains (losses)	(3,856)	1,350	(2,506)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$4,951	$(1,733)	3,218
Less: reclassification adjustment for losses (gains) included in net income	386	(135)	251

Fair value of derivative instruments designated as cash flow hedges	5,337	(1,868)	3,469

Total other comprehensive income	$1,481	$(518)	$963

	March 31, 2011
(dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$2,882	$(1,009)	$1,873
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for gains included in net income	(1)	—	(1)

Net unrealized gains (losses)	2,881	(1,009)	1,872

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$1,095	(383)	$712
Less: reclassification adjustment for losses (gains) included in net income	427	(150)	277

Fair value of derivative instruments designated as cash flow hedges	1,522	(533)	989

Total other comprehensive income	$4,403	$(1,542)	$2,861

Treasury share repurchases

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

In October 2011, the Board of Directors authorized the repurchase of up to 900,000 shares of common stock. There were no shares repurchased during the three months ended March 31, 2012.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At March 31, 2012, future option or restricted stock awards of 726,447 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in salaries and employee benefits expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the three months ended March 31, 2012 and 2011.

(dollars in thousands)
	2012	2011
Compensation expense related to stock options	$442	$360
Income tax benefit related to stock options	155	126
Impact on basic earnings per share	0.01	0.01
Impact on diluted earnings per share	0.01	0.01

The Company reported $268,000, and $289,000 of excess tax benefits as financing cash inflows during the three months ended March 31, 2012 and 2011, respectively, related to the exercise and vesting of share-based compensation grants. Net cash proceeds from the exercise of stock options were $1,111,000, and $523,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the three-month periods ended March 31:

	2012		2011
	Total Options Outstanding	Options Granted During the Period	Total Options Outstanding	Options Granted During the Period
Expected dividends	2.3%	2.6%	2.2%	2.4%
Expected volatility	32.5%	41.0%	31.7%	39.2%
Risk-free interest rate	3.1%	0.9%	3.6%	2.1%
Expected term (in years)	5.8	5.0	6.0	5.0
Weighted-average grant-date fair value	$13.42	$14.74	16.55	$16.43

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2012, there was $6,668,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 3.7 years.

The following table represents the activity related to stock options during the three months ended March 31, 2012 and 2011.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2010	1,301,539	$45.52
Granted	52,221	55.64
Exercised	(38,515)	21.25
Forfeited or expired	(1,150)	54.19

Outstanding options, March 31, 2011	1,314,095	$46.63	4.6 Years
Outstanding exercisable at March 31, 2011	938,263	$42.59	3.3 Years

Outstanding options, December 31, 2011	1,097,620	$50.14
Granted	217,230	51.78
Exercised	(34,278)	28.98
Forfeited or expired	(3,258)	51.19

Outstanding options, March 31, 2012	1,277,314	$50.98	5.2 Years

Outstanding exercisable at March 31, 2012	796,208	$48.92	3.2 Years

At March 31, 2012, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $5,976,000 and $5,455,000. Total intrinsic value of options exercised was $804,000 and $1,389,000 for the three months ended March 31, 2012 and 2011, respectively.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of March 31, 2012, unearned share-based compensation associated with these awards totaled $27,089,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of comprehensive income related to restricted stock grants for the three months ended March 31:

(dollars in thousands)
	2012	2011

Compensation expense related to restricted stock	$1,710	$1,678

The following table represents unvested restricted stock award activity for the three months ended March 31, 2012 and 2011. The weighted average grant date fair value of the restricted stock granted during the three months ended March 31, 2012 and 2011 was $51.65 and $55.74, respectively.

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of year	512,112	539,195
Granted	134,988	95,788
Forfeited	(3,055)	(3,389)
Earned and issued	(74,928)	(67,324)

Balance, end of year	569,117	564,270

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

The following table represents share and dividend equivalent share award activity during the periods indicated. During the three months ended March 31, 2012 and 2011, the Company recorded $751,000 and $489,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of the Company’s common stock.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2010	119,194	3,741	122,935	$7,269,000
Granted	111,027	1,315	112,342	6,755,000
Forfeited share equivalents	—	—	—	—
Vested share equivalents	(1,350)	(77)	(1,427)	(82,000)

Balance, March 31, 2011	228,871	4,979	233,850	$14,061,000

Balance, December 31, 2011	232,921	8,942	241,863	$11,924,000
Granted	97,927	2,109	100,036	5,349,000
Forfeited share equivalents	(2,191)	(95)	(2,286)	(122,000)
Vested share equivalents	(5,483)	(350)	(5,833)	(309,000)

Balance, March 31, 2012	323,174	10,606	333,780	$17,847,000

(1)	Except for vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $53.47 and $60.13 on March 31, 2012 and 2011, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At March 31, 2012, the fair value of guarantees under commercial and standby letters of credit was $551,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At March 31, 2012 and December 31, 2011, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	March 31, 2012	December 31, 2011
Commitments to grant loans	$330,667	$243,458
Unfunded commitments under lines of credit	1,853,329	1,773,601
Commercial and standby letters of credit	55,135	49,530

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

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Mortgage loans held for sale

As of March 31, 2012, the Company has $128,125,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At March 31, 2012, the entire balance is recorded at cost.

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

Other real estate owned

As of March 31, 2012, the Company has $126,657,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan (or the pro-rata carrying value of loans accounted for in accordance with or by analogy to ASC 310-30) or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at March 31, 2012 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property write-downs of $2,556,000 and $906,000 in earnings for the three months ended March 31, 2012 and 2011, respectively.

Derivative financial instruments

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The Company also enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Fair value of the interest rate swap and interest rate lock commitments are estimated using prices of financial instruments with similar characteristics, and thus the swaps and commitments are classified within Level 2 of the fair value hierarchy.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
Recurring Basis		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$1,811,023	$—	$1,811,023	$—
Derivative instruments	37,660	—	37,660	—

Total	$1,848,683	$—	$1,848,683	$—

Liabilities
Derivative instruments	35,262	—	35,262	—

Total	$35,262	$—	$35,262	$—

(dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
Recurring Basis		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available -for-sale securities	$1,805,205	$—	$1,804,120	$1,085
Derivative instruments	32,071	—	32,071	—

Total	$1,837,276	$—	$1,836,191	$1,085

Liabilities
Derivative instruments	35,010	—	35,010	—

Total	$35,010	$—	$35,010	$—

During 2012, available for sale securities with a market value of $1,085,000 at December 31, 2011 were transferred into the Level 2 fair value measurement category in the table above from the Level 3 category as disclosed at December 31, 2011. The security was issued by a municipal entity and was included in the Level 3 category at December 31, 2011 because their fair value was based on management’s estimate of the security’s fair value after recording an other-than-temporary impairment during the year ended December 31, 2011. At March 31, 2012, the fair value of this security was based on a trade price for similar assets, namely a similar security.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2012 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(dollars in thousands)	Noninterest income	Other comprehensive income

Total gains (losses) included in earnings (or changes in net assets)	$2,415	$—

Change in unrealized gains (losses) relating to assets still held at March 31, 2012	—	963

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
Nonrecurring Basis		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Loans	$3,144	$—	$3,144	$—
OREO	22,540	—	22,540	—

Total	$25,684	$—	$25,684	$—

(dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
Nonrecurring Basis		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Loans	$2,346	$—	$2,346	$—
OREO	14,930	—	14,930	—

Total	$17,276	$—	$17,276	$—

The tables above exclude assets and liabilities measured on a non-recurring basis that were acquired as part of the OMNI, Cameron, and Florida Trust Company acquisitions completed in 2011, as well as the assets and liabilities acquired from the four FDIC-assisted transactions in 2009 and 2010. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the period subsequent to acquisition. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans and core deposit intangible asset).

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $5,104,000 were recorded at their fair value at March 31, 2012. These loans include a reserve of $1,960,000 included in the Company’s allowance for loan losses at March 31, 2012. Impaired non-covered loans with an outstanding balance of $4,532,000 were recorded at their fair value at December 31, 2011. These loans include a reserve of $2,186,000 included in the Company’s allowance for loan losses at December 31, 2011.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2012.

ASC Topic 825 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the three months ended March 31, 2012 and 2011.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans

The fair value of non-covered mortgage loans receivable was estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at March 31, 2012 and December 31, 2011, weighted for varying maturity dates. Other non-covered loans receivable were valued based on present values using entry-value interest rates at March 31, 2012 and December 31, 2011 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are recorded in the consolidated financial statements at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

Accrued Interest Receivable and Accrued Interest Payable: The carrying amount of accrued interest approximates fair value because of the short maturity of these financial instruments.

FDIC Loss Share Receivable: The fair value is determined to be projected cash flows from loss sharing agreements based on expected reimbursements for losses at the applicable loss sharing percentages based on the terms of the loss share agreements. Cash flows are discounted to reflect the timing and receipt of the loss sharing reimbursements from the FDIC. The fair value of the Company’s FDIC loss share receivable would be categorized within Level 3 of the hierarchy.

Deposits

The fair value of NOW accounts, money market deposits and savings accounts was the amount payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted average rate at March 31, 2012 and December 31, 2011 for deposits of similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

Short-term borrowings

The carrying amounts of short-term borrowings maturing within ninety days approximate their fair values.

Long-term debt

The fair values of long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt would therefore be categorized within Level 3 of the fair value hierarchy.

Derivative instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. Fair value of the derivative instruments are estimated using prices of financial instruments with similar characteristics, and thus the instruments are classified within Level 2 of the fair value hierarchy.

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At March 31, 2012 and December 31, 2011, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows as of the dates indicated:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$592,781	$592,781	$573,296	$573,296
Investment securities	2,001,107	2,007,206	1,997,969	2,004,315
Loans and loans held for sale	7,606,431	7,947,402	7,541,050	7,916,049
FDIC loss share receivable	537,448	287,476	591,844	331,946
Derivative instruments	37,660	37,660	32,071	32,071
Accrued interest receivable	31,409	31,409	36,006	36,006

Financial Liabilities
Deposits	$9,461,411	$9,391,784	$9,289,013	$9,262,698
Short-term borrowings	266,489	266,489	395,543	395,543
Long-term debt	429,841	395,906	452,733	418,069
Derivative instruments	35,262	35,262	35,010	35,010
Accrued interest payable	6,194	6,194	6,978	6,978

The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”), as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

The Company offers commercial and retail banking products and services to customers in locations in six states through IBERIABANK. The Company also operates mortgage production offices in 12 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners, LLC (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, LLC is utilized to purchase tax credits.

EXECUTIVE OVERVIEW

During 2011, the Company grew its balance sheet and increased its overall capital position through acquisitions, the opening of new branch locations, and organic growth at many of the Company’s existing branches. The Company completed the OMNI BANCSHARES, Inc. (“OMNI”) and Cameron Bancshares, Inc. (“Cameron”) acquisitions on May 31, 2011 and the Florida Trust Company (“FTC”) asset acquisition on June 14, 2011. In addition, the Company increased its small business lending efforts with the addition of personnel experienced in successfully developing and implementing credit programs focused on small businesses. The Company also diversified its revenue stream through expansion of its fee-based businesses.

At the end of 2011 and during the first three months of 2012, the Company’s liquidity, both on balance sheet and off balance sheet, continued to be favorable, exhibited by liquidity ratios that exceeded peer levels. Overall, the Company’s liquidity position remained strong, its capital ratios were considered “well capitalized” from a regulatory perspective and well above peer levels, and its primary risk measures remained favorable, all of which allowed the Company to be well positioned for the challenging banking environment in which the Company operates and provided a strong base from which to continue to grow its balance sheet and increase shareholder value in 2012.

Also during the first quarter of 2012, the Company announced the pending acquisition of Florida Gulf Bancorp, Inc. (“Florida Gulf”), the holding company of Florida Gulf Bank, headquartered in Fort Myers, Florida. The pending acquisition will expand the Company’s presence in southwest Florida. The agreement has been approved by the Board of Directors of each company and is expected to close in the third quarter of 2012. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Florida Gulf’s shareholders.

Balance Sheet Position and Results of Operations

During the first three months of 2012, the Company’s income available to common shareholders totaled $19.4 million, or $0.66 per share on a diluted basis, a 32.4% increase compared to the $14.6 million earned during the first quarter of 2011. On a per share basis, this represents an increase of 21.7% from the $0.54 per diluted share earned in 2011. Key components of the Company’s first quarter 2012 performance are summarized below.

•

Total assets at March 31, 2012 were $11.8 billion, up $33.4 million, or 0.3%, from December 31, 2011. The increase was primarily the result of growth in the Company’s loan portfolio as a result of organic growth in many of the Company’s markets. The Company’s balance sheet growth was also affected by a decrease in both the Company’s mortgage loans held for sale and Federal Deposit Insurance Corporation (“FDIC”) loss share receivable.

•

Total loans at March 31, 2012 were $7.5 billion, an increase of $90.3 million, or 1.2%, from $7.4 billion at December 31, 2011. Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank (“CSB”), Orion Bank (“Orion”), Century Bank (“Century”), and Sterling Bank (“Sterling”) acquisitions, which are covered by loss share agreements with the FDIC, are significantly different from those assets not similarly covered. Accordingly, the Company reports loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” Organic loan growth during 2012 was driven by an increase in non-covered loans. Total non-covered loans increased $164.1 million, or 2.7%, during the first three months of 2012. Covered loans decreased $73.8 million, or 5.5%, from December 31, 2011, as covered loans were paid down or charged off and submitted for reimbursement.

•

Total customer deposits increased $172.4 million, or 1.9%, from $9.3 billion at December 31, 2011 to $9.5 billion at March 31, 2012. By product type, the Company’s noninterest-bearing deposits increased $122.2 million, or 8.2%, while interest-bearing deposits increased $50.2 million, or 0.6%. Interest-bearing deposit growth was driven by demand deposits, as time deposits decreased 6.3% from December 31, 2011. Although deposit competition remained intense through the first three months of 2012, the Company was able to generate strong growth across its many deposit products. Organic deposit growth was driven by growth in the Company’s Houston, Texas, Lafayette, Louisiana, and New Orleans, Louisiana markets.

•

Shareholders’ equity increased $13.0 million, or 0.9%, from December 31, 2011 to $1.5 billion at March 31, 2012. The increase was the result of net income of $19.4 million and other comprehensive income of $1.0 million, offset partially by $10.0 million in dividends paid on the Company’s common stock during the quarter.

•

Net interest income increased $13.1 million, or 16.7%, in the first three months of 2012 when compared to the same period of 2011. This increase was attributable to a $9.8 million increase in interest income, primarily from loan growth, and a $3.4 million, or 16.2%, decrease in interest expense. Interest income was positively affected by a $1.4 billion increase in average earning assets, due primarily to the inclusion of OMNI and Cameron earning assets in the current quarter. Compared to the first three months of 2011, the Company’s net interest margin ratio on a tax-equivalent basis increased 4 basis points to 3.59% from 3.55% due primarily to a 28 basis point decrease in the cost of interest-bearing liabilities from the first quarter of 2011.

•

Noninterest income increased $9.1 million, or 32.2%, for the first quarter of 2012 when compared to the same 2011 period. The increase was primarily driven by a $4.7 million increase in gains on the sale of mortgage loans held for sale. Increases of $0.5 million in service charges and $2.8 million in gains on the sale of available for sale investments also contributed to the increase from 2011.

•

Additional expenses incurred due to the expanded size of the Company drove the increase in noninterest expenses in 2012 over the first quarter of 2011. Quarter-to-date noninterest expense increased $18.1 million, or 22.2%, in 2012. The increase in total noninterest expense was attributed to higher salary and employee benefit costs of $11.2 million, as well as increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint. In addition to personnel and other costs related to the expanding size of the Company, noninterest expenses were driven higher in 2012 by additional legal and other professional service expenses, as well as increased marketing and business development expenses as the Company expands its business operations.

•

The Company recorded a provision for loan losses of $2.9 million during the current quarter, 47.8% lower than the $5.5 million provision recorded in the corresponding 2011 period. The provision for the first quarter of 2012 was primarily the result of loan growth from December 31, 2011 and provision recorded on the Company’s covered and acquired loan portfolios, as the Company had legacy net charge-offs of only $1.3 million thus far during 2012. As of March 31, 2012, the allowance for loan losses as a percent of total loans was 2.37%, compared to 2.62% at December 31, 2011 and 2.44% at March 31, 2011.

•

The Company paid a quarterly cash dividend of $0.34 per common share, consistent with the dividend paid in the first quarter of 2011. The Company’s dividend payout ratio to common shareholders was 51.8% and 62.6% for the three months ended March 31, 2012 and 2011, respectively.

The Company’s focus is that of a high performing institution. Management believes that improvement in core earnings drives shareholder value and has adopted a mission statement that is designed to provide guidance for our management, associates and Board of Directors regarding the sense of purpose and direction of the Company. We are shareholder- and client-focused, expect high performance from our associates, believe in a strong sense of community and strive to make the Company a great place to work.

During 2012, the Company continued to execute its business model successfully, as evidenced by solid organic loan and deposit growth during the first three months of 2012. despite the challenges of the current operating environment, which include enhanced regulatory scrutiny and continued interest rate pressure. The Company believes it remains well positioned for future growth opportunities, as evidenced by its liquidity, core funding, and capitalization levels. Additional discussion of the Company’s financial condition and results of operations follows.

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $10.4 billion during the quarter ended March 31, 2012, a $123.8 million, or 1.2%, increase when compared to the fourth quarter of 2011, and a $1.4 billion, or 14.9%, increase over the first quarter of 2011. The increase from the first quarter of 2011 is primarily the result of earning assets acquired during 2011. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $90.3 million, or 1.2%, to $7.5 billion at March 31, 2012, compared to $7.4 billion at December 31, 2011. The increase was driven by non-covered loan growth of $164.1 million during the first three months of 2012, but was tempered by a decrease in loans covered by loss share agreements of $73.8 million, or 5.5%. By loan type, the increase was primarily from commercial loan growth of $60.2 million and consumer loan growth of $57.0 million during 2012, 1.1% and 3.7% higher than at the end of 2011.

Because of the loss protection provided by the FDIC, the risks of the CSB, Orion, Century, and Sterling loans and foreclosed real estate are significantly different from those assets not covered under loss share agreements. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.”

Covered Loans

Covered loans at March 31, 2012 totaled $1.3 billion, a $73.8 million decrease from $1.3 billion at December 31, 2011. The major categories of covered loans outstanding at March 31, 2012 and December 31, 2011 are presented in the following table.

COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands)
Covered Loans	March 31, 2012	December 31, 2011

Residential mortgage loans:

Residential 1-4 family	$209,473	$216,274
Construction/ Owner-occupied	—	—

Total residential mortgage loans	209,473	216,274

Commercial loans:
Real estate	683,233	727,968
Business	140,073	148,878

Total commercial loans	823,306	876,846

Consumer loans:
Indirect automobile	—	—
Home equity	221,500	234,974
Other	6,383	6,355

Total consumer loans	227,883	241,329

Total covered loans receivable	$1,260,662	$1,334,449

The carrying amount of the covered loans at March 31, 2012 consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e. loans performing at the time of acquisition) as detailed in the following table.

COVERED LOANS RECEIVABLE BY ACCOUNTING METHOD

(dollars in thousands)
Covered Loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans

Residential mortgage loans:

Residential 1-4 family	$31,031	$178,442	$209,473
Construction/ Owner-occupied	—	—	—

Total residential mortgage loans	31,031	178,442	209,473

Commercial loans:
Real estate	15,507	667,726	683,233
Business	3,121	136,952	140,073

Total commercial loans	18,628	804,678	823,306

Consumer loans:
Indirect automobile	—	—	—
Home equity	27,967	193,533	221,500
Other	11	6,372	6,383

Total consumer loans	27,979	199,905	227,883

Total covered loans receivable	$77,638	$1,183,025	$1,260,662

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding at March 31, 2012 and December 31, 2011:

NON-COVERED LOANS RECEIVABLE BY LOAN TYPE

(dollars in thousands)
Non-covered Loans	March 31, 2012	December 31, 2011

Residential mortgage loans:

Residential 1-4 family	$247,775	$266,970
Construction/ Owner-occupied	15,228	16,143

Total residential mortgage loans	263,003	283,113

Commercial loans:
Real estate	2,580,727	2,591,013
Business	2,020,510	1,896,496

Total commercial loans	4,601,237	4,487,509

Consumer loans:
Indirect automobile	288,064	261,896
Home equity	871,489	826,463
Other	193,851	194,607

Total consumer loans	1,353,404	1,282,966

Total non-covered loans receivable	$6,217,644	$6,053,588

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than consumer and mortgage loans. Total commercial loans increased $60.2 million, or 1.1%, during the first quarter of 2012, with $113.7 million in non-covered loan growth and a decrease in covered commercial loans of $53.5 million, or 6.1%. The Company’s focus on growing its commercial loan portfolio continued in 2012 as commercial loans were 73% of the total loan portfolio at March 31, 2012.

The Company’s investment in commercial real estate loans decreased by $55.0 million during 2012, and was primarily the result of a decrease in covered commercial real estate loans of $44.7 million. At March 31, 2012, commercial real estate loans totaled $3.3 billion, or 43.6% of the total loan portfolio, compared to 44.9% at December 31, 2011. Non-covered commercial real estate loans decreased $10.3 million, or 0.4%. Lafayette, Louisiana, Birmingham, Alabama, Memphis, Tennessee, and Houston, Texas markets experienced the largest growth in their commercial loan portfolios, but that growth was offset by a decrease in balances in some of the Company’s other markets, the result primarily of payments on existing loans. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80%. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of March 31, 2012, the Company’s commercial business loans totaled $2.2 billion, or 28.9% of the Company’s total loan portfolio. This represents a $115.2 million, or 5.6%, increase from December 31, 2011, and is the result of the Company’s focused efforts to grow its business loan portfolio. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be structured as term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

On a market basis, growth in the non-covered portfolio was driven by the Company’s newer markets, including Mobile, Alabama, which grew its commercial loan portfolio $22.9 million, or 16.3%, since the end of 2011, and Houston, Texas, which increased its commercial loan portfolio 9.9%, or $52.5 million, in 2012. In the Company’s more mature markets, New Orleans, Louisiana’s commercial loans grew $46.8 million, or 5.9%, and Birmingham, Alabama’s commercial loans grew $30.1 million, or 15.0%. Offsetting these increases was a decrease in the Northeast Arkansas market, due primarily to loan payments.

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

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market and recognize the associated fee income rather than assume the rate risk associated with these longer term assets. The Company also releases the servicing of these loans upon sale. Total residential mortgage loans decreased $26.9 million, or 5.4%, compared to December 31, 2011. Of the total mortgage loan decrease since December 31, 2011, $20.1 million, or 74.7%, was a result of a decrease in non-covered mortgage loans as loans were paid down and new mortgage loan originations slowed.

Consumer Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At March 31, 2012, $1.6 billion, or 21.1%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $1.5 billion, or 20.6%, at the end of 2011. The $57.0 million increase in total consumer loans compared to December 31, 2011 was driven by home equity loan growth of $31.6 million and indirect automobile loan growth of $26.2 million.

Consistent with 2011, home equity loans comprised the largest component of the Company’s consumer loan portfolio at March 31, 2012. The balance of home equity loans increased 3.0% during the first quarter of 2012 to $1.1 billion at March 31, 2012. Non-covered home equity loans increased $45.0 million, or 5.4%, during the first quarter of 2012.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans and forward applications to Company personnel for approval or denial. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. The balance of indirect automobile loans increased 10.0% during 2012, from $261.9 million at

December 31, 2011 to $288.1 million at March 31, 2012, as the Company retained its focus on prime or low risk paper. The indirect portfolio increased to 3.9% of the total loan portfolio. The increase in the Company’s indirect automobile portfolio can be attributed to a couple primary factors. During the latter part of 2011 and into 2012, the Company began to sign new dealers after limiting new dealer business during the previous years due to a weakened economy. In addition, the Company has adjusted its interest rates on these loans to be more aligned with its competitors, which has provided the Company an opportunity to recapture some market share.

The remainder of the consumer loan portfolio at March 31, 2012 was composed of direct automobile loans, credit card loans and other consumer loans, and comprised 2.7% of the overall loan portfolio. At the end of the first quarter of 2012, the Company’s direct automobile loans totaled $42.5 million, a $3.9 million increase over December 31, 2011. The Company’s credit card loans totaled $46.8 million, a 4.0% decrease from December 31, 2011, and the Company’s other personal consumer loans were $111.0 million, a 2.3% decrease from December 31, 2011.

Mortgage Loans Held for Sale

Loans held for sale decreased $24.9 million, or 16.3%, to $128.1 million at March 31, 2012, compared to $153.0 million at December 31, 2011. The decrease in the balance during 2012 was a result of decreased origination activity during the first quarter. The Company has originated $451 million in mortgage loans thus far in 2012. Originations were $516 million during the fourth quarter of 2011. Sales of mortgage loans totaled $476 million during the first three months of 2012, a 3.8% decrease from the fourth quarter of 2011.

Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At March 31, 2012, the Company has $2.8 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $1.3 million for the potential repurchase at March 31, 2012. During the first quarter of 2012, an insignificant number of loans have been returned to the Company.

Asset Quality

Over time, the Company’s loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is the potential for a higher level of return for investors, but also the potential for higher charge-off and nonperforming levels. As a result, in previous years management has tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewritten the loan policy and developed an internal loan review function to address the changing risk of the Company’s loan portfolio. As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Despite declines in asset quality in certain portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Management also believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. During the first three months of 2012, overall asset quality improved from December 31, 2011, as the Company had fewer past due loans and nonperforming assets. Consistent with prior years, the Company’s purchase and assumption of assets and liabilities of CSB, Orion, Century, and Sterling significantly impacted overall asset quality. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department administers delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings as necessary. Commercial loans of the Company are periodically reviewed through a loan review process. All other loans are also subject to loan review through a periodic sampling process.

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when they are 90 days or more past due, unless in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current year is deducted from interest income. Prior year interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition (or the pro-rata carrying value of OREO accounted for in accordance with or by analogy to ASC 310-30) or at estimated fair value less estimated costs to sell, whichever is less.

Under generally accepted accounting principles, the Company is required to account for certain loan modifications or restructurings as “troubled debt restructurings”, or TDRs. In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily constitute TDRs, however, and TDRs do not necessarily result in nonaccrual loans.

Nonperforming Assets

The Company defines nonperforming assets as nonaccrual loans, accruing loans more than 90 days past due, and OREO and foreclosed property. Management continually monitors loans and transfers loans to nonaccrual status when warranted.

Due to the significant difference in the accounting for the covered loans and the loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans with loss share agreements had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These covered loans, as well as acquired loans from OMNI and Cameron, are accounted for on a pool basis, and these pools are considered to be performing. Purchased loans with loss share agreements and loans acquired from OMNI and Cameron in 2011 were not classified as nonperforming assets at March 31, 2012 or December 31, 2011 in the tables and discussion below, as these loans are considered to be performing under FASB ASC Topic 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Topic 310-30. Therefore, management has included asset quality measures that exclude these loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements and excluding the acquired OMNI and Cameron loan portfolios totaled $72.2 million at March 31, 2012, a decrease of $5.5 million, or 7.1%, from December 31, 2011. The decrease in total nonperforming assets was primarily the result of a $3.6 million decrease in OREO, but also included a $1.3 million, or 2.3%, decrease in nonaccrual loans and a $0.7 million, or 33.6%, decrease in accruing loans past due more than 90 days. The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days and TDRs as of March 31, 2012 and December 31, 2011.

NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(dollars in thousands)
	March 31, 2012	December 31, 2011	Increase/ (Decrease)

Nonaccrual loans:
Commercial and business banking	$41,295	$42,655	$(1,360)	(3.2)%
Mortgage	3,796	4,910	(1,114)	(22.7)
Consumer	8,106	6,889	1,217	17.7

Total nonaccrual loans	53,197	54,454	(1,257)	(2.3)

Accruing loans 90 days or more past due	1,222	1,841	(619)	(33.6)

Total nonperforming loans (1)	54,419	56,295	(1,876)	(3.3)

Foreclosed property	17,740	21,382	(3,642)	(17.0)

Total nonperforming assets (1)	72,159	77,677	(5,518)	(7.1)

Troubled debt restructurings in compliance with modified terms(2)	676	55	621	1,129.1

Total nonperforming assets and troubled debt restructurings (1)	$72,835	$77,732	(4,897)	(6.3)%

Nonperforming loans to total loans (1)(3)	0.97%	1.05%
Nonperforming assets to total assets (1)(3)	0.77%	0.86%
Nonperforming assets and troubled debt restructurings to total assets (1)(3)	0.78%	0.86%
Allowance for loan losses to nonperforming loans (3)(4)	136.95%	132.98%
Allowance for loan losses to total loans(3)(4)	1.33%	1.40%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)

Troubled debt restructurings in compliance with modified terms for March 31, 2012 and December 31, 2011 above do not include $26,663,000 and $23,898,000 in troubled debt restructurings included in total nonaccrual loans above.

(3)	Total loans and total assets exclude loans and assets covered by FDIC loss share agreements and OMNI and Cameron acquired loans discussed below.
(4)	The allowance for loan losses excludes the portion of the allowance related to covered loans discussed below.

Nonperforming loans were 0.97% of total non-covered loans at March 31, 2012, eight basis points lower than at December 31, 2011. If covered loans and acquired loans accounted for in pools that meet nonperforming criteria are included, nonperforming loans would have been 9.16% of total loans at March 31, 2012 and 10.13% at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans was 136.9% at March 31, 2012 and 133.0% at December 31, 2011. Including covered loans and pooled loans, the allowance coverage of total loans before application of covered loan discounts would have been 2.37% at March 31, 2012 and 2.62% at December 31, 2011.

Nonperforming asset balances as a percentage of total assets have remained at relatively low levels. Total nonperforming assets were 0.77% of non-covered assets at March 31, 2012, nine basis points below December 31, 2011. As a result of the improvement in asset quality, the Company was able to reduce its reserve for loan losses as a percentage of total loans by seven basis points to 1.33% at March 31, 2012.

Loans defined as TDRs not included in nonperforming assets increased to $0.7 million at the end of the first quarter of 2012. Total TDRs not covered by loss share agreements totaled $27.3 million at March 31, 2012, $3.4 million, or 14.1%, higher than December 31, 2011. Six credits totaling $3.6 million accounted for the increase in balance from year-end, offset by loan payments and charge-offs.

The Company had gross chargeoffs on non-covered loans of $2.3 million during the three months ended March 31, 2012. Offsetting these chargeoffs were recoveries of $0.8 million. As a result, net chargeoffs on non-covered loans during the first three months of 2012 were $1.5 million, or 0.10% of average loans, as compared to net recoveries of $0.8 million, or 0.05%, for the same period of 2011. Net chargeoffs were significantly affected by one large commercial recovery during the first quarter of 2011.

At March 31, 2012, excluding loans covered by the FDIC loss share agreements, the Company had $187.7 million of assets classified as substandard, $6.3 million of assets classified as doubtful, and no assets classified as loss. At such date, the aggregate of the Company’s classified assets amounted to 1.65% of total assets, 2.59% of total loans, and 3.12% of non-covered loans. At December 31, 2011, the aggregate of the Company’s classified assets, $199.9 million, was 1.75% of total assets, 2.79% of total loans, and 3.40% of non-covered loans. The decrease in total classified assets was a result of credit improvements, primarily in the Company’s commercial portfolio. A reserve for loan losses has been recorded for all substandard loans at March 31, 2012 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $174.2 million of loans classified special mention at March 31, 2012, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. Special mention loans decreased $32.2 million, or 15.6%, from December 31, 2011, also the result of an overall improvement in the credit quality of commercial loans.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the previous year.

At March 31, 2012, total past due loans excluding covered loans were 1.16% of total loans, a decrease of 20 basis points from December 31, 2011. Including covered loans, loans past due 30 days or more would have been 9.09% of total loans before discount adjustments at March 31, 2012 and 10.57% at December 31, 2011. Past due loans by portfolio are presented in the following table.

PAST DUE LOANS TO TOTAL LOANS

	March 31, 2012	December 31, 2011
IBERIABANK Corporation (Excluding FDIC Covered Loans)
30+ days past due	0.32%	0.47%
Non-accrual loans	0.85%	0.89%

Total past due loans	1.16%	1.36%

Past due non-covered loans (including nonaccrual loans) decreased $10.4 million, or 12.4%, from December 31, 2011. Additional information on the Company’s non-covered past due loans is presented in the following table.

PAST DUE LOAN SEGREGATION

(dollars in thousands)	March 31, 2012			December 31, 2011
	Legacy	Acquired from OMNI and Cameron	Total	Legacy	Acquired from OMNI and Cameron	Total
IBERIABANK Corporation (Excluding FDIC Covered Loans)
Accruing loans
30-59 days past due	$7,114	$6,799	$13,913	$7,329	$11,242	$18,571
60-89 days past due	952	1,580	2,532	1,786	4,845	6,631
90-119 days past due	355	1,202	1,557	1,017	1,270	2,287
120 days past due or more	867	988	1,855	824	645	1,469

Total Accruing Loans	9,288	10,569	19,857	10,956	18,002	28,958
Nonaccrual loans	53,197	—	53,197	54,454	—	54,454

Total past due loans	$62,485	$10,569	$73,054	$65,410	$18,002	$83,412

The $2.9 million decrease in legacy past due loans was the result of a $1.3 million decrease in nonaccrual loans and a decrease in accruing loans past due of $1.7 million, or 15.2%, from 2011. Commercial and mortgage nonaccrual loans decreased $1.4 million and $1.1 million, respectively, but consumer nonaccrual loans increased $1.2 million, or 17.7%, since December 31, 2011. The increase in consumer nonaccrual loans was a result of the placement of past due consumer loans on nonaccrual status during the first quarter of 2012 in response to their past due status. The movement of these loans to nonaccrual status in the current quarter helped to drive the decrease in accruing consumer loans past due (excluding past due loans acquired from OMNI and Cameron) from December 31, 2011, from $6.4 million to $3.8 million, a 39.6% decrease. Consumer loans past due acquired from OMNI and Cameron decreased $2.2 million, or 51.2%, in the first quarter of 2012.

In the Company’s non-covered commercial loan portfolio, total accruing loans past due decreased $4.0 million, or 25.4%, from December 31, 2011. The total decrease was a result of the improvement in asset quality in the Company’s acquired portfolios, as past due commercial loans acquired in 2011 decreased $5.2 million, or 39.0%.

Total non-covered mortgage loans past due decreased $0.3 million, or 13.9%, during the first three months of 2012, with 91.8% of that decrease in non-acquired mortgage loans. Asset quality in the acquired mortgage loan portfolio remained consistent with December 31, 2011.

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

At their acquisition dates, covered assets were recorded at their fair values, which included an estimate of credit losses. The Company estimated the fair value of the total acquired loan portfolios by segregating the total portfolio into loan pools with similar characteristics, which included loan performance at the time of acquisition, loan type based on regulatory reporting guidelines, the nature of collateral, interest rate type, and loan payment type. Covered assets were segregated by pools with evidence of credit deterioration and pools considered to be performing at the time of acquisition. From these pools, the Company used certain loan information, including outstanding principal balance, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool. Each loan pool was then recorded at fair value based on the Company’s estimate of cash flows expected to be collected on each loan pool sharing common risk characteristics.

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

Total covered loans past due at March 31, 2012 totaled $609.2 million before discounts, a decrease of $104.8 million, or 14.7%, from December 31, 2011. Past due loans at the end of the first quarter of 2012 included $586.5 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $22.7 million in accruing loans past due greater than 30 days. Of the $22.7 million in accruing loans past due, $18.8 million, or 82.8%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $104.8 million decrease in covered loans past due, loans past due 30 to 89 days decreased $42.5 million, or 69.3%, while nonperforming loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of nonaccrual loans) decreased $62.3 million, or 9.6%. The decrease in nonperforming loans was a result of a decrease of $21.3 million, or 84.5%, in accruing loans past due 90 or more days and a decrease of $41.0 million, or 6.5%, in nonaccrual loans. These decreases were a result primarily of chargeoffs of loan balances during the year and submission to the FDIC for loss reimbursement.

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

Loans acquired between 2009 and 2011 (the CSB, Orion, Century, Sterling, OMNI, and Cameron acquisitions) were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future loan losses. Under current accounting principles, information regarding the Company’s estimates of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses inherent in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. Because acquired impaired loans follow the reserve standard set in ASC Topic No. 310-30, and acquired performing loans follow the same standard by analogy, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan or loan pool and compares the total expected cash flow of the loan or loan pools to the book value of the loan pools. If the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the FDIC loss share receivable, if applicable. At March 31, 2012, the Company had an allowance for loan losses of $101.7 million to reserve for probable losses currently in the covered loan portfolio arising after the losses estimated at the respective acquisition dates. In addition, during the three months ended March 31, 2012, the Company recorded an allowance for loan losses of $0.9 million to reserve for probable losses currently in the loan portfolios acquired from OMNI and Cameron that have arisen after the losses estimated at the respective acquisition dates. Because the Company has addressed deterioration in both the covered loan and acquired OMNI and Cameron portfolios on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool after all impairment, if any, is recaptured for the respective pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at March 31, 2012 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following tables set forth the activity in the Company’s allowance for loan losses for the periods indicated.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31,
(dollars in thousands)	2012	2011

Balance, beginning of period	$193,761	$136,100

Provision charged to operations	2,857	5,471
Provision recorded through the FDIC loss share receivable	684	6,784
Decrease in balance for transfer of covered loans to OREO	(5,363)	—

Charge-offs:
Commercial and business banking	(13,961)	(880)
Mortgage	(294)	(80)
Consumer	(1,282)	(2,334)

Total charge-offs	(15,537)	(3,294)

Recoveries:
Commercial and business banking	173	3,355
Mortgage	10	55
Consumer	607	648

Total recoveries	790	4,058

Net (charge-offs) recoveries	(14,747)	764

Balance, end of period	$177,192	$149,119

Allowance for loan losses to nonperforming assets (1) (2)	103.3%	86.2%
Allowance for loan losses to total loans at end of period(2)	1.33%	1.45%
Net charge-offs to average loans (3)	0.10%	(0.05)%

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include the allowance allocated to covered assets and acquired loans.
(3)	Net charge-offs exclude charge-offs and recoveries on covered loans and acquired loans.

(dollars in thousands)	March 31, 2012
		Non-covered loans
	Covered Loans	Excluding Acquired Loans	Acquired Loans	Total
Balance, beginning of period	$118,900	$74,861	—	$193,761
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,431	1,004	1,106	3,541

Benefit attributable to FDIC loss share agreements	(684)	—	—	(684)

Net provision for loan losses	747	1,004	1,106	2,857

Increase in FDIC loss share receivable	684	—	—	684
Transfer of balance to OREO	(5,357)	—	(6)	(5,363)
Loans charged-off	(13,266)	(2,110)	(161)	(15,537)
Recoveries	17	771	2	790

Balance, end of period	$101,725	$74,526	941	$177,192

(dollars in thousands)	March 31, 2011
		Non-covered loans
	Covered Loans	Excluding Acquired Loans	Acquired Loans	Total
Balance, beginning of period	$73,640	$62,460	—	$136,100
Provision for loan losses before benefit attributable to FDIC loss share agreements	8,554	3,701	—	12,255

Benefit attributable to FDIC loss share agreements	(6,784)	—	—	(6,784)

Net provision for loan losses	1,770	3,701	—	5,471

Increase in FDIC loss share receivable	6,784		—	6,784
Transfer of balance to OREO	—	—	—	—
Loans charged-off	(218)	(3,076)	—	(3,294)
Recoveries	327	3,731	—	4,058

Balance, end of period	$82,303	$66,816	—	$149,119

The allowance for loan losses was $177.2 million at March 31, 2012, or 2.37% of total loans, $16.6 million lower than at December 31, 2011. The allowance as a percentage of loans was 25 basis points below the 2.62% at December 31, 2011.

The decrease in the allowance was primarily related to decreased reserves on the covered loan portfolio at March 31, 2012. The allowance for loan losses on covered loans decreased $17.2 million from December 31, 2011 and was primarily a result of the closure of one commercial loan pool. With the closure of the loan pool, the remaining recorded investment in the loan pool was charged off against the allowance recorded for the loan pool. The loan pool closure resulted in the chargeoff of the remaining recorded investment. Expected cash flows on certain of the Company’s acquired loan pools changed during 2012, and thus the reserve was adjusted during the first quarter of 2012 to cover the additional expected losses in these portfolios. On a gross basis, the Company recorded an additional $1.4 million in the current quarter to reserve for these estimated cash flow changes. The allowance on covered loans was reduced, however, by $5.4 million when loan collateral was moved to OREO during 2012 and by $13.3 million for net chargeoff activity. The net chargeoff activity for the first quarter of 2012 includes $13.0 million in chargeoffs taken as a result of the commercial loan pool closure. Excluding this loan pool closure, the Company’s net chargeoff activity was only $0.2 million on its covered loan portfolio.

The allowance for loan losses on the non-covered portion of the Company’s loan portfolio increased primarily due to loan growth during the first three months of 2012, as asset quality improved over the prior year. Excluding net charge-off activity, the Company recorded a provision of $2.1 million to reserve for loan growth and reversed $2.5 million to account for changes in asset quality during the year to address the decreased risk of loss inherent in the Company’s legacy loan portfolio at March 31, 2012. The non-covered allowance for loan losses also includes a reserve of $0.9 million on the Company’s acquired loans from OMNI and Cameron to reserve for losses probable in those portfolios at March 31, 2012 above estimated expected credit losses at acquisition.

Despite the decrease in the allowance balance during 2012, the allowance for loan losses covers 136.9% of nonperforming loans. The allowance for loan losses on non-covered loans covers total past due loans 68.0% at March 31, 2012, an increase compared to the December 31, 2011 coverage of 62.0%. Excluding acquired OMNI and Cameron loans, the Company’s allowance covered past due loans 1.2 times at March 31, 2012.

FDIC Loss Share Receivable

As part of the three FDIC-assisted acquisitions during 2009 and the Sterling acquisition during 2010, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $54.4 million, or 9.2%, during the first quarter of 2012 as the Company claimed reimbursements from the FDIC resulting from loan charge-offs, OREO sales, and OREO writedowns, included in other assets discussed below. The loss share receivable also decreased as a result of amortization during the first three months of 2012. Offsetting the decreases was a $0.7 million increase to account for a decrease in expected cash flows from original loss estimates on some of the Company’s covered loan pools.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

FDIC LOSS SHARE RECEIVABLE ACTIVITY

(dollars in thousands)	For the Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$591,844	$726,871
Increase due to loan loss provision recorded on FDIC covered loans	684	6,784

Amortization	(27,927)	(21,913)
Submission of reimbursable losses to the FDIC	(28,418)	(20,316)
Other	1,265	(2,422)

Balance, end of period	$537,448	$689,004

Investment Securities

Investment securities increased by $3.1 million to $2.0 billion at March 31, 2012. The increase was due to purchases of investment securities during the quarter, but was offset by sales, maturities and calls of both available for sale and held to maturity investments during 2012. As a percentage of total assets, investment securities remained constant at 17.0% of total assets at March 31, 2012 and December 31, 2011. Investment securities were 19.0% of earnings assets in the current quarter and 18.9% in 2011.

The following table shows the carrying values of securities by category as of March 31, 2012 and December 31, 2011.

CARRYING VALUE OF SECURITIES

(dollars in thousands)
	March 31, 2012		December 31, 2011
Securities available for sale:

U.S. Government-sponsored enterprise obligations	$309,719	16%	$342,488	17%

Obligations of state and political subdivisions	138,029	7	143,805	7
Mortgage backed securities	1,361,739	68	1,317,374	66
Other securities	1,536	—	1,538	—

Total securities available for sale	1,811,023	91	1,805,205	90

Securities held to maturity:

U.S. Government-sponsored enterprise obligations	85,095	4	85,172	4
Obligations of state and political subdivisions	80,486	4	81,053	4
Mortgage backed securities	24,503	1	26,539	2

Total securities held to maturity	190,084	9	192,764	10

Total investment securities	$2,001,107	100%	$1,997,969	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At March 31, 2012 and December 31, 2011, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first quarter of 2012. There were no transfers of securities between investment categories during the year.

INVESTMENT PORTFOLIO ACTIVITY

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, beginning of year	$1,805,205	$192,764
Purchases	448,487	3,222
Sales, net of gains	(78,993)	—
Principal maturities, prepayments and calls, net of gains	(355,275)	(5,576)
Amortization of premiums and accretion of discounts	(4,548)	(326)
Increase (Decrease) in market value	(3,853)	—
Other-than-temporary impairment	—	—

Balance, end of year	$1,811,023	$190,084

Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate rate and risk return elements.

The Company assesses the nature of the losses in its investment portfolio periodically to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considers numerous factors to determine whether there are instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis at December 31, 2011, the Company recorded an other-than-temporary impairment charge of $0.5 million during the fourth quarter of 2011 on one unrated revenue municipal bond. During the year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The additional charge in 2011 brought the total impairment to 52% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but noted the bond continues to have insurance coverage from one of the remaining monoline insurers and the Company is current on its receipt of interest related to the bonds. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at March 31, 2012 and December 31, 2011.

Note 5 of the footnotes to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $17.1 million, or 4.5%, from $379.1 million at December 31, 2011 to $396.2 million at March 31, 2012. The primary cause of the increase was deposit growth during the quarter providing available funds to the Company to fund loan growth and pay down its short-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances as of March 31, 2012 and December 31, 2011.

OTHER ASSETS COMPOSITION

(dollars in thousands)			Increase/ (Decrease)
	March 31, 2012	December 31, 2011	Amount	Percent
Other Earning Assets
FHLB and FRB stock	$51,939	$60,155	$(8,216)	(13.7)%
Fed funds sold	—	—	—	—
Other interest-bearing assets (1)	3,412	3,412	—	—

Total earning assets	55,351	63,567	(8,216)	(12.9)%

Non-Earning Assets
Premises and equipment	292,403	285,607	6,796	2.4%
Bank-owned life insurance	97,827	96,876	951	1.0
Goodwill	366,084	369,811	(3,727)	(1.0)
Core deposit intangibles	22,796	24,021	(1,225)	(5.1)
Title plant and other intangible assets	7,845	7,911	(66)	(0.8)
Accrued interest receivable	31,409	36,006	(4,597)	(12.8)
Other real estate owned	126,657	125,046	1,611	1.3
Derivative market value	37,660	32,071	5,589	17.4
Receivable due from the FDIC	4,223	11,363	(7,140)	(62.8)
Investment in new market tax credit entities	117,517	118,247	(730)	(0.6)
Other	70,936	77,004	(6,068)	(7.9)

Total Other Assets	$1,230,708	$1,247,530	$(16,822)	(1.3)%

(1)	Other interest-bearing assets are composed primarily of trust preferred common securities.

The $8.2 million decrease in FHLB and FRB stock was the result of repurchases of stock during 2012. The repurchases are mandatory for eligible stock based on FHLB regulations.

Fed funds sold represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. There were no fed funds sold at March 31, 2012 or December 31, 2011.

The $6.8 million increase in premises and equipment in the first quarter of 2012 was a result of capitalized expenditures at the Company’s branches during the three months of the current year. The investment in additional branch property is part of the Company’s growth strategy and expansion into new markets.

The $1.0 million increase in the Company’s bank-owned life insurance balance was a result of the income earned on policies during 2012.

The $3.7 million decrease in goodwill was a result of adjustments recorded to the acquired goodwill from the OMNI and Cameron acquisitions during the second quarter of 2011. The goodwill adjustment was recorded to offset the fair value adjustments recorded on the acquired deferred tax asset and property balances. See Note 8 to these unaudited consolidated financial statements for additional information on the change in goodwill.

The $1.2 million decrease in core deposit intangibles was due to amortization expense during the first quarter of 2012.

The $4.6 million decrease in accrued interest receivable from December 31, 2011 was attributable to both the timing of interest payments during the quarter and the decrease in the yields on variable-rate earning assets.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $1.6 million increase in the Company’s OREO balance from December 31, 2011 was a result of the foreclosures of numerous OREO properties during 2012. The additional properties were the Company’s properties covered by loss share agreements. Covered OREO properties increased $6.7 million, or 8.0%, during the first three months of 2012. Non-covered OREO decreased $5.1 million, or 12.6%, and was primarily a result of the sale of properties during the first quarter.

The $5.6 million increase in the market value of the Company’s derivatives was primarily attributable to the fair value adjustment on the Company’s existing derivatives during 2012. The total change in market value was also a result by additional customer derivative and equity-indexed CD derivative product agreements.

The balance due to the Company from the FDIC in accordance with the loss share agreements decreased $7.1 million during the first quarter of 2012. The decrease in the balance was a result of the repayment from the FDIC of losses submitted at December 31, 2011. The Company’s submission of losses has continued to slow as many loan pools have shown improvement in cash flows. The balance due from the FDIC includes the reimbursable portion of incurred losses and reimbursable expenses.

The $0.7 million decrease in the Company’s investments in new market tax credits is a result of the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $6.1 million decrease in other assets since December 31, 2011 was primarily the result of two events. The Company’s current income tax receivable decreased by $5.5 million during 2012 as a result of the income earned during the first quarter of 2012. The Company did not make significant estimated tax payments during the first quarter. Additionally, the Company’s total prepaid assets decreased $1.6 million, with the largest decrease coming in the Company’s prepaid FDIC insurance assessment as the Company incurred $2.0 million in insurance expense during the first quarter of 2012. Offsetting the decrease in prepaid deposit insurance was an increase in the prepayment of the Company’s equipment maintenance contracts and property and share taxes in certain tax jurisdictions.

There was no significant change in the Company’s other interest-bearing assets or title plant balances since December 31, 2011.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first quarter of 2012.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first three months of 2012, total deposits increased $172.4 million, or 1.9%, totaling $9.5 billion at March 31, 2012, as total interest-bearing deposits increased $50.2 million and noninterest-bearing deposits increased $122.2 million, or 8.2%, from December 31, 2011. Increases in the Company’s core deposit products were offset by a continued decline in total time deposits, as higher-priced certificates of deposit (“CDs”) matured and were not renewed due to continued rate reductions.

From a product perspective, interest-bearing deposits increased 0.6%, driven by growth of $211.3 million, or 4.0%, in transaction and limited transaction accounts. This growth was offset partially by a $161.1 million decrease in total certificates of deposit. The decrease was seen in many of the Company’s market, including New Orleans, Lafayette, and Southeast Florida, where higher-priced certificates of deposit matured and were not renewed.

The following table sets forth the composition of the Company’s deposits as of March 31, 2012 and December 31, 2011.

DEPOSIT COMPOSITION

(dollars in thousands)
	March 31, 2012		December 31, 2011
Noninterest-bearing deposits	$1,607,244	17%	$1,485,058	16%
NOW accounts	1,966,960	21	1,876,797	20
Savings and money market	3,502,606	37	3,381,502	36
Certificates of deposit	2,384,601	25	2,545,656	28

Total deposits	$9,461,411	100%	$9,289,013	100%

From a market perspective, deposit growth was seen primarily in the Company’s newer Houston, Texas and Mobile, Alabama markets, as well as the Lafayette and Baton Rouge, Louisiana markets. Houston experienced growth of $63.8 million, 24.5% from December 31, 2011 deposit levels. Mobile’s total deposits increased $23.8 million, or 18.8%. The Lafayette and Baton Rouge, Louisiana markets contributed total deposit growth of $55.2 million and 43.4 million, respectively, during the first quarter of 2012. Total deposit growth was offset by deposit runoff in four of the seven Florida markets, with the largest decreases in the Sarasota ($17.4 million, or 3.7%) and Southeast Florida ($25.6 million, or 4.9%) markets.

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

During 2012, the Company continued to periodically pay down its short-term debt using available funds in order to reduce future interest expense. Total short-term borrowings decreased $129.1 million, or 32.6%, to $266.5 million at March 31, 2012 compared to $395.5 million at December 31, 2011. The decrease was a result of the repayment of $192.0 million in short-term FHLB advances outstanding at the end of 2011, offset by a $62.9 million, or 30.9%, increase in the Company’s securities sold under agreements to repurchase. On an average basis, short-term borrowings increased less than 1% from the fourth quarter of 2011 and 3.5% from the first quarter of 2011.

Total short-term debt was 2.6% of total liabilities and 38.3% of total borrowings at March 31, 2012 compared to 3.8% and 46.6%, respectively, at December 31, 2011. On an average basis, short-term borrowings were 2.2% of total liabilities and 33.9% of total borrowings in the first quarter of the current year, compared to 2.5% and 34.2%, respectively, during the first quarter of 2011.

The weighted average rate paid on short-term borrowings was 0.25% for the first quarter of 2012, compared to 0.24% for the same quarter of 2011.

Long-term Debt

The Company’s long-term borrowings decreased $22.9 million, or 5.1%, to $429.8 million at March 31, 2012, compared to $452.7 million at December 31, 2011. The decrease in borrowings from December 31, 2011 is a result of the repayment of a portion of the Company’s long-term advances from the FHLB during the first quarter of 2012.

On average, the Company’s long-term debt decreased to $436.3 million for the first quarter of 2012. Average long-term debt was 4.3% of total liabilities for the three months of 2012, lower than the quarter-to-date average at the end of 2011 of 4.5%. On a period-end basis, long-term debt was 4.2% of total liabilities at March 31, 2012, also a decrease from 4.4% at December 31, 2011.

The Company’s long-term borrowings at March 31, 2012 included $262.8 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The Company’s remaining debt consists of $111.9 million of junior subordinated deferrable interest debentures of the Company and $55.2 million in notes payable on investments in the Company’s new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

SHAREHOLDERS’ EQUITY

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2012, shareholders’ equity totaled $1.5 billion, an increase of $13.0 million, or 0.9%, compared to December 31, 2011. The following table details the changes in shareholders’ equity for the three months ended March 31, 2012.

CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)	Amount
Balance, beginning of period	$1,482,661
Net income	19,393
Other comprehensive income (loss)	963
Common stock issued	—
Treasury stock repurchased	—
Reissuance of treasury stock under management incentive plans, net of shares surrendered	399
Cash dividends declared	(10,036)
Share-based compensation cost	2,250

Balance, end of period	$1,495,630

Total comprehensive income earned during 2012 of $20.4 million drove the increase in total shareholder’s equity, but was offset by dividend payments to common shareholders of $10.0 million in the current quarter, or $0.34 per common share. The Company paid dividends in the first quarter of 2012 that resulted in a payout to shareholders of 51% of net income earned in the period.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At March 31, 2012, the Company exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratio of 10.51%, a Tier 1 risk-based capital ratio of 14.84% and a total risk-based capital ratio of 16.10%. At March 31, 2012, IBERIABANK also exceeded all regulatory capital ratio requirements with a Tier 1 leverage capital ratios of 9.19%, Tier 1 risk-based capital ratio of 13.00%, and a total risk-based capital ratios of 14.27%.

At the end of the first quarter of 2012, the Company’s regulatory capital ratios and those of the Banks were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following table.

(dollars in thousands)	Entity	“Well- Capitalized” Minimums	At March 31, 2012
			Actual	Excess Capital

Ratio
Tier 1 Leverage Ratio	Consolidated	5.00%	10.51%	$619,520
	IBERIABANK	5.00	9.19	468,722

Tier 1 risk-based capital ratio	Consolidated	6.00	14.84	704,120
	IBERIABANK	6.00	13.00	553,651

Total risk-based capital ratio	Consolidated	10.00	16.10	486,099
	IBERIABANK	10.00	14.27	337,279

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $19.4 million and $14.6 million for the three months ended March 31, 2012 and 2011, respectively. Earnings per share (“EPS”) on a diluted basis were $0.66 and $0.54 for the first quarters of 2012 and 2011, respectively. In the first three months of 2012, net interest income increased $13.1 million, or 16.7%, over the same period of 2011, as interest income increased $9.8 million, or 9.8% and interest expense decreased $3.4 million, or 16.2%. The increase in net interest income was a result of additional customer volume in 2012, resulting from both acquisition and organic growth. Income available to common shareholders was also positively impacted by a $2.6 million decrease in the Company’s provision for loan losses, but was negatively impacted by an $18.1 million increase in noninterest expenses, resulting from the increased size of the Company.

The increase in income before income taxes contributed to an increase in income tax expense of $1.9 million in the first quarter of 2012. Cash earnings, defined as net income before the net of tax amortization of acquisition intangibles, amounted to $20.2 million and $15.4 million for the three months ended March 31, 2012 and 2011, respectively.

The following discussion provides additional information on the Company’s operating results for the three months ended March 31, 2012 and 2011, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s average interest rate spread, which is the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities, was 3.43%, and 3.37% during the three months ended March 31, 2012 and 2011, respectively. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.59% and 3.55% during the first three months of 2012 and 2011, respectively.

Net interest income increased $13.1 million, or 16.7%, in the first three months of 2012 when compared to the corresponding quarter of 2011, to $91.9 million from $78.7 million. The improvement in net interest income was the result of a $1.4 billion increase in average earning assets and a decrease in the average cost of interest-bearing liabilities of 28 basis points, but was offset by a 22 basis point decrease in the yield on average earning assets. Net interest income was also negatively affected by a $885.0 million, or 11.6%, increase in average interest-bearing liabilities. Over the comparable 2011 first quarter, the balance sheet growth over the past twelve months is primarily a result of growth in both the Company’s earnings assets and interest-bearing deposits, mostly due to acquisition-related growth from OMNI and Cameron in the second quarter of 2012.

Average loans made up 70.7% and 66.6% of average earning assets in the first quarter of 2012 and 2011, respectively. Average loans increased $156.6 million, or 2.2%, since December 31, 2011, and $1.3 billion, or 22.0%, since March 31, 2011, and was the result of loan growth in the Company’s non-covered loan portfolio, both from OMNI and Cameron acquired loans and organic loan growth. Average investment securities made up 19.0% of average earning during the first quarter of 2012, compared to 22.1% during the same 2011 period. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short- and long-term debt in efforts to improve net interest income. Other significant components of earning assets during 2012 included the Company’s FDIC loss share receivable (5.5% of average earning assets) and excess liquidity (3.1% of earning assets on average). During the first quarter of 2011, the Company’s FDIC loss share receivable and excess liquidity were 10.2% of average earning assets, with excess liquidity accounting for 2.4% of total earning assets.

Average interest-bearing deposits made up 92.2% of average interest-bearing liabilities during 2012 compared to 91.7% during the first three months of 2011. Average short- and long-term borrowings made up 2.6% and 5.1% of average interest-bearing liabilities in the first quarter of 2012, respectively, compared to 2.8% and 5.5% during the first quarter of 2011.

For the three months ended March 31, 2012, net interest income was positively impacted by a decrease in interest expense of $3.4 million, or 16.2%, from the first three months of 2011, a result of decreases in the rates paid on the Company’s interest-bearing liabilities.

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

AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended March 31,
(dollars in thousands)	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Loans receivable:
Mortgage loans	$470,429	$8,468	7.20%	$610,556	$11,430	7.49%
Commercial loans (TE)	5,362,517	91,086	6.82	4,183,035	70,750	6.79
Consumer and other loans	1,548,242	24,380	6.33	1,258,251	25,531	8.23

Total loans	7,381,188	123,934	6.74	6,051,842	107,711	7.16

Loans held for sale	117,186	1,049	3.58	47,883	858	7.17
Investment securities (TE)	1,987,202	11,455	2.51	2,006,499	12,358	2.56
FDIC loss share receivable	573,776	(27,927)	-19.26	708,809	(21,913)	-12.37
Other earning assets	384,861	676	0.71	276,945	420	0.62

Total earning assets	10,444,213	109,187	4.25	9,091,978	99,434	4.47

Allowance for loan losses	(184,952)			(135,525)
Nonearning assets	1,429,820			1,049,161

Total assets	$11,688,081			$10,005,614

Interest-bearing liabilities:
Deposits:
NOW accounts	$1,924,371	$1,911	0.40%	$1,338,437	$1,909	0.58%
Savings and money market accounts	3,481,073	4,384	0.51	2,922,483	5,603	0.78
Certificates of deposit	2,445,008	7,666	1.26	2,731,308	11,424	1.70

Total interest-bearing deposits	7,850,452	13,961	0.72	6,992,228	18,936	1.10

Short-term borrowings	224,066	142	0.25	216,494	128	0.24
Long-term debt	436,331	3,223	2.92	417,083	1,622	1.56

Total interest-bearing liabilities	8,510,849	17,326	0.82	7,625,805	20,686	1.10

Noninterest-bearing demand deposits	1,530,504			901,529
Noninterest-bearing liabilities	149,946			165,142

Total liabilities	10,191,299			8,692,476
Shareholders’ equity	1,496,782			1,313,138

Total liabilities and shareholders’ equity	$11,688,081			$10,005,614

Net earning assets	$1,933,364			$1,466,173
Net interest spread		91,861	3.43%		$78,748	3.37%
Net interest income (TE) / Net interest margin (TE)		$94,233	3.59%		$80,195	3.55%

The following table displays the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times the average yield/rate for the two periods), (ii) changes attributable to rate (changes in average rate between periods times the average volume for the two periods), and (iii) total increase (decrease).

SUMMARY OF CHANGES IN NET INTEREST INCOME

	2012 / 2011
	Change Attributable To
(dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Earning assets:
Loans receivable:
Mortgage loans	$(2,537)	$(425)	$(2,962)
Commercial loans (TE)	20,115	221	20,336
Consumer and other loans	5,532	(6,683)	(1,151)
Loans held for sale	780	(589)	191
Investment securities (TE)	271	(1,174)	(903)
FDIC loss share receivable	4,460	(10,474)	(6,014)
Other earning assets	58	198	256

Total net change in income on earning assets	28,679	(18,926)	9,753

Interest-bearing liabilities:
Deposits:
NOW accounts	700	(698)	2
Savings and money market accounts	972	(2,191)	(1,219)
Certificates of deposit	(1,045)	(2,713)	(3,758)
Borrowings	119	1,496	1,615

Total net change in expense on interest-bearing liabilities	746	(4,106)	(3,360)

Change in net interest spread	$27,933	$(14,820)	$13,113

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

The decrease in yield on total earning assets was driven by lower yields on the Company’s consumer loan portfolio and a higher amortization of the Company’s FDIC loss share receivable (that resulted in a negative yield).

For the three months ended March 31, 2012, the increase in the average balance of the Company’s earning assets drove the increase in interest income, as average balance increases in the commercial and consumer loan portfolios, as well as a balance increase in the investment portfolio, offset rate decreases across multiple portfolios. Average loan balances increased $1.3 billion, or 22.0%, over the first three months of 2011 and can be attributed to the non-covered loan growth since March 31, 2011, both from the OMNI and Cameron acquisitions and organic non-covered loan growth. Loan yields decreased 49 basis points, which offset the additional income generated by the increase in average loan balances. The decrease in loan yield from the first quarter of 2011 is primarily a result of the repricing of variable rate loans over the past year. The Company’s consumer loan portfolio was most affected by rate changes, as consumer loan yields decreased 190 basis points to 6.33% for the first quarter of 2012. Driving the decrease was a decrease of 64 basis points in the indirect automobile portfolio and a 399 basis point decrease in personal consumer loans.

The amortization of the loss share receivable was $27.9 million for the first quarter of 2012, which can be attributable to the related increase in expected cash flow from the covered assets. As expected cash flow on the covered loan and OREO portfolios increases, the fair value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The negative yield during the first quarter of 2012 of 19.26% was well below the negative yield of 12.37% during the same three-month period of 2011. As a result, the total yield of the loan portfolio when including the loss share receivable was 4.87%, 30 basis points lower than the same period of 2011.

Interest income growth was also slowed by a 5 basis point decrease in the yield on the Company’s investment securities. Average investment securities also decreased $19.3 million during the three months ended March 31, 2012 when compared to the same period of 2011, as the Company offset the acquired investments from OMNI and Cameron with sales of investment securities and generally did not invest the funds received from sales and maturities in additional investment securities. Despite the decrease in yield, investment securities yielded 2.51% during the current quarter. The 2.51% earned on the securities was well above the yield on interest bearing cash and fed funds sold of 0.23% in 2012.

Driven by a decrease of 28 basis points in the rate paid on interest-bearing liabilities during the first three months of 2012, interest expense decreased $3.4 million, or 16.2%, from the same period of 2011. Despite an increase of $858.2 million in average interest-bearing deposits, interest expense on the Company’s deposits decreased $5.0 million, or 26.3%, from 2011, as the average rate paid on these deposits decreased to 0.72% for the three months of 2012. Higher-yielding time deposits across many markets either matured or were repriced during 2011 and 2012, contributing to the total basis point decrease. The $1.6 million increase in interest expense on the Company’s long-term debt was a result of a rate increase of 136 basis points and a $19.2 million increase in average long-term debt from the first quarter of 2011.

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

On a consolidated basis, the Company recorded a provision for loan losses of $2.9 million for the three months ended March 31, 2012, a $2.6 million, or 47.8%, decrease from the provision recorded for the same period of 2011. The Company’s provision was recorded to replace net chargeoffs taken on the Company’s non-covered loan portfolio during 2012 of $1.3 million, to reserve $2.1 million to cover non-acquisition loan growth, and to reserve $1.9 million for expected cash flow changes on the Company’s covered loan and acquired loan portfolios. The Company’s total provision was offset by a reversal of $2.4 million to account for improvement in non-covered asset quality. The decrease in the total provision from the prior year’s first quarter is primarily the result of the improvement in asset quality over the past 12 months.

Non-covered loans past due in the consolidated loan portfolio totaled $111.0 million at March 31, 2012, a decrease of $9.7 million from December 31, 2011. Past due loans, including nonaccrual loans, were 1.77% of total loans (before acquired loan discount adjustments) at the end of the first quarter of 2012, a 20 basis point decrease from December 31, 2011. Excluding the acquired loans, loans past due were 1.12% of total loans at March 31, 2012, an improvement of 10 basis points from year-end 2011.

Net charge-offs on the consolidated portfolio (excluding $13.0 million recorded for a loan pool closure) were $1.7 million during the first quarter of 2012, or an annualized chargeoff percentage of 0.09%. The net charge-offs were a result of $2.5 million in charge-offs and $0.8 million in recoveries. The Company has an annualized net recovery in the first quarter of 2011 of 0.05% of the consolidated loan portfolio, and was primarily a result of one large commercial recovery.

The Company believes the allowance was adequate at March 31, 2012 and December 31, 2011 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased 25 basis points from 2.62% at December 31, 2011 to 2.37% at March 31, 2012.

Excluding loans covered by the FDIC loss share agreements and acquired from OMNI and Cameron, the Company’s allowance was 1.33% of non-covered loans at March 31, 2012 and 1.40% at December 31, 2011. On the same basis, the Company’s allowance at March 31, 2012 was 136.9% of total nonperforming loans, which compares favorably to 133.0% of nonperforming loans at the end of 2011. The Company’s provision for loan losses covered net charge-offs 1.7 times in 2012.

Noninterest Income

The Company’s operating results for the three months ended March 31, 2012 included noninterest income of $37.4 million compared to $28.3 million for the same period of 2011. The growth of the Company’s noninterest income revenue has been a management focus in the current year in response to a challenging interest rate environment. As a result, the Company has continued to increase its investment in these revenue streams, primarily its wealth management, trust, and brokerage businesses, in order to improve its noninterest income. Noninterest income as a percentage of total gross revenue (defined as total interest and noninterest income) during the first quarter of 2012 increased to 25.5% compared to 22.1% of total gross revenue for the first quarter of 2011.

The following table illustrates the primary components of noninterest income for the periods indicated.

NONINTEREST INCOME

			Percent Increase (Decrease)
(dollars in thousands)	Three Months Ended March 31,
	2012	2011

Service charges on deposit accounts	$5,980	$5,512	8.5%
ATM/debit card fee income	2,024	2,913	(30.5)
Income from bank owned life insurance	951	725	31.1
Gain on sale of loans, net	13,619	8,892	53.2
Gain (loss) on sale of assets	(25)	(111)	(77.4)
Gain on sale of investments, net	2,836	47	5,934.0
Title revenue	4,533	3,810	19.0
Broker commission income	3,060	2,642	15.8
Other income	4,418	3,865	14.3

Total noninterest income	$37,396	$28,295	32.2%

Service charges on deposit accounts increased $0.5 million in the first quarter of 2012 over the prior quarter-to-date period, due primarily to an increase in service charge fees and analysis service charges. Customers increased as a result of acquisitions and new branch openings over the twelve month period.

ATM/debit card fee income decreased $0.9 million in 2012 over the corresponding 2011 period primarily due to a decrease in interchange fee income. Card income was negatively impacted in the first quarter of 2012 by the reordering of the posting sequence for electronic debit transactions associated with the settlement of the Company’s class action lawsuit and the implementation of Durbin amendment provisions of the Dodd-Frank Act. Offsetting the decrease in interchange income was an increase in transaction income from the expanded cardholder base and increased usage by customers.

Income earned from bank owned life insurance increased $0.2 million in 2012 over the three months of 2011, consistent with market performance and current yields. The additional policies acquired from OMNI and Cameron in the second quarter of 2011 contributed to higher revenue over the comparable 2011 period.

Gains on the sales of mortgage loans increased $4.7 million from the first quarter of 2011 as a result of an increase in overall sales volume from the first quarter of the prior year. Sales proceeds increased $161.7 million, or 49.4%, from the prior year. Partially offsetting the volume increase was a slightly lower margin on the sales of mortgage loan originations, fueled in part by loan refinancing.

The Company recorded a minimal loss on the sale of assets during 2012 as a result of the disposal of equipment no longer in use. A $0.1 million loss on sales of assets was recorded in 2011. The loss in the first quarter of 2011 was primarily from the disposal of former bank property and equipment no longer in use.

Gains on sales of investments increased $2.8 million during the first three months of 2012 when compared to the same period of 2011, as sales volume increased from the three months ended March 31, 2012. Gains were recorded on the sale of $79.0 million in available-for-sale securities and $5.6 million on the call of held-to-maturity investments in the current quarter, compared to the call of $16.2 million in securities in the first quarter of 2011.

Title income increased $0.7 million during the first quarter of 2012 when compared to the prior year’s first quarter. The increase in title income in the current year is a result of increased business during 2012, partially a result of residual mortgage origination volume.

Total broker commissions increased $0.4 million compared to 2011, a result of the Company’s expanded client base, including the Company’s expansion in Arkansas and Florida, and expanded services provided as a result of the growth of the Company’s wealth management subsidiary. Although sales commissions decreased $0.3 million from the first three months of 2011, the Company increased its commissions earned on trades by $0.3 million. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased to $0.5 million in total over the comparable 2011 period.

Other noninterest income increased $0.6 million for the first three months of 2012 when compared to the same period of 2011. Other noninterest income in 2012 was positively impacted by higher trust department income, which can be attributed to the increased customer base and growth of the business. Income was also positively affected by additional earnings on the Company’s deferred compensation assets.

Noninterest Expense

The Company’s operating results for the first three months of 2012 include noninterest expenses of $99.9 million, $18.1 million above noninterest expenses of $81.7 million for the first quarter of 2011. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions and product expansion have caused related increases in several components of noninterest expense. Since the end of the first quarter of 2011, the Company opened or acquired 35 new branch locations, a 25.0% increase, 6 mortgage locations (an 11.1% increase), and 8 wealth management locations. The number of full time equivalents increased 21.0% in that same time frame.

The following table illustrates the primary components of noninterest expense for the years indicated.

NONINTEREST EXPENSE

			Percent Increase (Decrease)
(dollars in thousands)	Three Months Ended March 31,
	2012	2011

Salaries and employee benefits	$54,819	$43,629	25.6%
Occupancy and equipment	12,719	9,113	39.6
Franchise and shares tax	1,020	981	4.0
Communication and delivery	3,133	2,528	23.9
Marketing and business development	3,022	2,086	44.9
Data processing	3,176	3,019	5.2
Printing, stationery and supplies	790	830	(4.8)
Amortization of acquisition intangibles	1,290	1,169	10.4
Professional services	4,100	3,127	31.1
Net costs of OREO	2,684	1,704	57.5
Other expenses	13,120	13,546	(3.1)

Total noninterest expense	$99,873	$81,732	22.2%

Salaries and employee benefits increased $11.2 million for the first three months of 2012 when compared to the corresponding 2011 period. The increase was primarily the result of increased staffing due to the growth of the Company. Current year expenses include the impact of additional OMNI and Cameron personnel, as well as personnel from the Company’s new branches. Full-time equivalent employees increased to almost 2,600 at the end of the first quarter of 2012. Total employee compensation increased $9.8 million, or 25.7%, while related employee benefits increased 25.1% to $7.9 million for the three months ended March 31, 2012. Employee compensation in the first quarter of 2012 included $0.4 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants in 2011 and 2012. Employee benefits include payroll taxes, medical and dental insurance expenses, and retirement contributions. The increase in these benefits was a result of $0.8 million in additional hospitalization expense during the first three months of 2012, partially from an increase in headcount and partially from higher claims processed in the current quarter. Employee benefits also included a $0.7 million, or 25.6%, increase in total payroll taxes.

Occupancy and equipment expense increased $3.6 million for the three months of 2012 over the comparable 2011 period due primarily to the cost of facilities associated with the Company’s expansion. These increased costs include repairs and maintenance on branches, depreciation, utilities, rentals and property taxes. Repairs and maintenance expenses increased $0.8 million, or 48.7%, while depreciation expense increased $1.9 million. Equipment rental expenses increased $0.5 million, primarily from an increase in ATM expenses.

Franchise and shares tax expense for the first quarter of 2012 remained consistent with the comparable 2011 period. The minimal increase in 2012 was due to increased equity at IBERIABANK at the end of December 31, 2011 when compared to the previous year.

The Company’s expansion from the OMNI and Cameron acquisitions and new branches opened since the first quarter of 2011 led to an increase in communication and delivery and printing and supplies expenses. Communication and delivery expenses increased $0.6 million between the 2012 and 2011 first quarters. The increase in these expenses was a result of a 32.1% increase in data line and telephone expenses, consistent with the expansion of the Company’s footprint, and a 13.9% increase in postage expense driven by customer mailing volume. In addition, postage and courier expenses increased as a result of the increase in the Company’s number of branches and locations across multiple states.

Marketing and business development expenses increased $0.9 million during 2012 over 2011 as a result of additional expenses associated with business development and community relations. The Company continues to aggressively market itself in its newer markets, including those in Florida, Alabama, and Texas. Advertising and related expenses increased $0.5 million, or 63.2%, from the first three months of 2011 as a result of additional direct mail, digital media, and newspaper advertising. In addition to the Company’s general advertising in its core markets, additional advertising expenses during the first quarter of 2012 focused on the Company’s 125th anniversary campaign and included promotional giveaways and focused branch events. Business development expenses increased $0.4 million, or 33.2%, with the increase also primarily the result of the Company’s anniversary campaign.

The core deposit intangible assets created in the OMNI and Cameron acquisitions in 2011 contributed to the $0.1 million increase in amortization expense of the Company’s intangible assets in the first quarter of 2012 when compared to the same quarter of 2011.

Due to the growth of the Company over the past 12 months, professional services expense was $1.0 million higher for the current quarter compared to the quarter-to-date period of 2011. The continued expansion of the size and breadth of Company’s operations requires additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services.

Net costs of OREO properties increased $1.0 million in 2012 over the same period of 2011, as write-downs taken on OREO properties increased $1.6 million, or 182.0%. Gains on the sale of OREO properties for the first quarter of 2012 offset the write-downs recorded. Gains increased $1.5 million from the comparable three months of 2011. The remaining increase in net OREO expenses was a result of additional property taxes, insurance, and appraisal fees on these properties, driven primarily by the additional properties in the portfolio during the current year. The increased expenses were offset partially by an increase in the income earned on the properties during the first quarter of 2012. The total increase in net OREO expenses is attributable to an increase in the number of properties included in OREO at the end of the first quarter of 2012. Total OREO properties increased $43.5 million, or 52.3%, from March 31, 2011. Of the $43.5 million increase, non-covered properties increased $18.4 million, primarily a result of the properties acquired from OMNI and Cameron (as well as collateral foreclosed over the past 12 months from the acquired OMNI and Cameron loan portfolios), and covered OREO increased $25.1 million, or 38.0%. To the extent the costs of OREO were incurred on covered assets, the Company will be reimbursed by the FDIC for a portion of these expenses in future periods, which would partially offset the expenses incurred to date.

For the first quarter of 2012, other noninterest expenses decreased $0.4 million over the same period of 2011. The decrease is a result of a $0.2 million, or 4.3%, decrease in credit and other loan-related expenses and a $0.2 million, or 5.6%, decrease in insurance expenses (primarily from deposit insurance assessments). Other noninterest expenses in the first quarter of 2011 included a $0.3 million prepayment penalty and redemption fee on the retirement of outstanding long-term debt acquired in 2007. Offsetting some of the decrease in total noninterest expenses were additional travel, employee development, and credit card expenses incurred in the first quarter of 2012 that were a result of the increased employee and client base.

Income Taxes

For the three months ended March 31, 2012 and 2011, the Company incurred income tax expense of $7.1 million and $5.2 million, respectively. The Company’s effective tax rate was 26.9% and 26.2% during the first quarters of 2012 and 2011, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits taken. The Company’s consolidated effective tax rates were also positively impacted by the Company’s ICP subsidiary, as well as the holding company, as these entities had income tax benefits during 2012 from net losses for the year. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the various tax credits).

The consolidated effective tax rate has increased 2.7% when compared to the prior year’s first quarter. The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is higher than in 2011 as a result of the effect of the change in IBERIABANK’s effective tax rate. A larger percentage of the year-to-date income before taxes was generated in Alabama, Florida, and Arkansas, which have higher effective rates than Louisiana and Texas, the Company’s other primary states with business operations. IBERIABANK’s effective tax rate was 30.8% and 25.9% for the first quarter of 2012 and 2011, respectively.

LIQUIDITY

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at March 31, 2012 totaled $1.8 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash inflows totaled $19.5 million during the first quarter of 2012, an increase of $66.7 million from net cash outflow of $47.3 million for the three months ended March 31, 2011.

The following table summarizes the Company’s cash flows for the three months ended March 31st for the periods indicated.

CASH FLOW ACTIVITY BY TYPE

(dollars in thousands)	2012	2011

Cash flow provided by operations	$54,243	$51,884
Cash flow used in investing activities	(46,994)	(1,201)
Cash flow provided by (used in) financing activities	12,236	(97,943)

Net increase (decrease) in cash and cash equivalents	$19,485	$(47,260)

The Company had operating cash inflow of $54.2 million for the three months ended March 31, 2012, $2.4 million more than the same period of 2011. Operating cash flow in the current year was positively impacted by a net increase in net income for the current year. Operating cash inflow in 2012 was negatively impacted by $6.3 million in lower net cash flow from mortgage activity.

Cash flow from investing activities decreased $45.8 million during 2012 when compared to 2011. Funding loan growth and a decrease in reimbursements on covered assets from the FDIC drove the decrease in cash flow from the first quarter of 2011. Net cash flow from FDIC reimbursements decreased to $36.9 million thus far in 2012, $13.8 million lower than the same period of 2011. Investing cash flow in 2012 was also affected by net purchases of investment securities of $93.2 million, $111.0 million higher than in 2011. Positively affecting current quarter cash flow were proceeds from the sale of a portion of the Company’s available-for-sale investment portfolio of $81.8 million, as well as proceeds from the disposition of OREO properties.

Net financing cash flows increased $110.2 million during the current quarter when compared to 2011, primarily due to an increase in cash from customer deposits that results in a $228.0 million difference in net deposit cash flow between the two periods. Total net repayments of debt in 2012 negatively impacted cash flow in the current quarter, as the Company repaid $151.1 million in short- and long-term debt, $117.6 million more than in the first quarter of 2011.

Based on its available cash at March 31, 2012, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2012, the Company had $262.8 million of outstanding advances from the FHLB of Dallas, all long-term. Additional advances available at March 31, 2012 from the FHLB amounted to $1.3 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $115.0 million in the form of federal funds and other lines of credit. At March 31, 2012, there was no balance outstanding on these lines and all of the funding was available to the Company.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2012, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	5.6%
+100	2.6
- 100	-0.1
- 200	-0.5

The influence of using the forward curve as of March 31, 2012 as a basis for projecting the interest rate environment would approximate a 0.9% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

The rate environment is a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching a then-low of 1.00% in mid-2003. The targeted fed funds rate decreased three times in 2007 by 100 total basis points and ended 2007 at 4.25%. In response to growing concerns about the banking industry and customer liquidity, the fed funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The fed funds rate remained at 0.25% through 2011 and will remain at that rate through at least late 2014. The decrease in the fed funds rate has resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any flattening of the yield curve will exert downward pressure on the net interest margin and net interest income.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the rate risk associated with longer duration assets in the current low rate environment. As of March 31, 2012, $3.7 billion, or 50.4%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are not sensitive to changes in interest rates. At March 31, 2012, 74.8% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 72.6% at December 31, 2011. Noninterest bearing transaction accounts totaled 17.0% of total deposits at March 31, 2012, compared to 16.0% of total deposits at December 31, 2011.

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

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2011 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012. Additional information at March 31, 2012 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

See Note 13 – Commitments and Contingencies of Notes to the Unaudited Consolidated Financial Statements which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: May 10, 2012	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer