Form 10-Q
period 2012-06-30
IBERIABANK CORP
filed 2012-08-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

At July 31, 2012, the Registrant had 29,501,842 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)	(unaudited) June 30, 2012	December 31, 2011

Assets
Cash and due from banks	$195,719	$194,171
Interest-bearing deposits in banks	404,327	379,125

Total cash and cash equivalents	600,046	573,296
Fed funds sold	—	—
Securities available for sale, at estimated fair value	1,812,746	1,805,205
Securities held to maturity, estimated fair values of $194,632 and $199,110, respectively	188,399	192,764
Mortgage loans held for sale	180,569	153,013
Loans covered by loss share agreement	1,190,147	1,334,449
Non-covered loans, net of unearned income	6,546,365	6,053,588

Total loans, net of unearned income	7,736,512	7,388,037
Allowance for loan losses	(187,285)	(193,761)

Loans, net	7,549,227	7,194,276
FDIC loss share receivable	469,923	591,844
Premises and equipment, net	291,718	285,607
Goodwill	366,084	369,811
Other assets	662,406	592,112

Total Assets	$12,121,118	$11,757,928

Liabilities
Deposits:
Noninterest-bearing	$1,651,154	$1,485,058
Interest-bearing	7,764,766	7,803,955

Total deposits	9,415,920	9,289,013
Short-term borrowings	640,768	395,543
Long-term debt	417,898	452,733
Other liabilities	151,492	137,978

Total Liabilities	10,626,078	10,275,267

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 31,163,051 and 31,163,070 shares issued, respectively	31,163	31,163
Additional paid-in capital	1,132,842	1,135,880
Retained earnings	387,071	375,184
Accumulated other comprehensive income	22,208	24,457
Treasury stock at cost - 1,666,043 and 1,789,165 shares, respectively	(78,244)	(84,023)

Total Shareholders’ Equity	1,495,040	1,482,661

Total Liabilities and Shareholders’ Equity	$12,121,118	$11,757,928

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest and Dividend Income
Loans, including fees	$124,882	$101,069	$248,816	$208,780
Mortgage loans held for sale, including fees	1,232	643	2,281	1,501
Investment securities:
Taxable interest	9,073	12,109	18,611	23,540
Tax-exempt interest	1,863	1,210	3,780	2,136
Accretion (Amortization) of FDIC loss share receivable	(28,484)	(18,315)	(56,411)	(40,228)
Other	717	412	1,393	833

Total interest and dividend income	109,283	97,127	218,470	196,562

Interest Expense
Deposits:
NOW and MMDA	5,933	7,584	12,079	14,919
Savings	155	173	305	350
Time deposits	6,559	10,369	14,225	21,793
Short-term borrowings	167	141	309	268
Long-term debt	3,297	2,895	6,518	4,518

Total interest expense	16,111	21,162	33,436	41,848

Net interest income	93,172	75,965	185,034	154,714
Provision for loan losses	8,895	9,990	11,752	15,461

Net interest income after provision for loan losses	84,277	65,975	173,282	139,253

Noninterest Income
Service charges on deposit accounts	6,625	6,343	12,606	11,855
ATM and debit card income	2,166	2,966	4,189	5,879
Income from bank owned life insurance	905	748	1,855	1,473
Gain on sale of loans, net	18,078	9,389	31,697	18,281
Gain on acquisition	—	—	—	—
Gain on sale of available for sale investments	901	1,426	3,702	1,427
Derivative gains (losses) reclassified from other comprehensive income	(400)	(431)	(786)	(859)
Title revenue	5,339	4,492	9,872	8,302
Broker commissions	3,102	2,624	6,162	5,266
Other income	4,978	3,431	9,793	7,659

Total noninterest income	41,694	30,988	79,090	59,283

Noninterest Expense
Salaries and employee benefits	58,121	46,048	112,940	89,678
Occupancy and equipment	12,908	12,067	25,627	21,179
Franchise and shares tax	1,621	1,018	2,641	1,999
Communication and delivery	3,138	2,495	6,271	5,023
Marketing and business development	2,753	2,718	5,775	4,804
Data processing	3,430	4,755	6,606	7,774
Printing, stationery and supplies	885	807	1,675	1,637
Amortization of acquisition intangibles	1,289	1,183	2,579	2,352
Professional services	5,617	4,228	9,717	7,355
Net costs of OREO property	1,498	2,189	4,182	3,893
Credit and other loan related expenses	4,836	2,668	8,862	6,876
Insurance	2,520	2,393	5,129	5,164
Other expenses	10,406	10,137	16,892	16,705

Total noninterest expense	109,022	92,706	208,896	174,439

Income before income tax expense	16,949	4,257	43,476	24,097
Income tax expense (benefit)	4,389	(929)	11,523	4,264

Net Income	12,560	5,186	31,953	19,833
Preferred Stock Dividends	—	—	—	—

Income Available to Common Shareholders - Basic	$12,560	$5,186	$31,953	$19,833
Earnings Allocated to Unvested Restricted Stock	(240)	(87)	(607)	(378)

Earnings Available to Common Shareholders - Diluted	12,320	5,099	31,346	19,455

Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$3,195	$17,016	$2,139	$19,896
Less: reclassification adjustment for gains included in net income	(901)	(1,426)	(3,702)	(1,427)

Unrealized gain (loss) on securities, before tax	2,294	15,590	(1,563)	18,469

Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	(7,634)	(2,594)	(2,683)	(1,499)
Less: reclassification adjustment for losses (gains) included in net income	400	431	786	859

Fair value of derivative instruments designated as cash flow hedges, before tax	(7,234)	(2,163)	(1,897)	(640)

Other comprehensive income (loss), before tax	(4,940)	13,427	(3,460)	17,829
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,729)	4,699	(1,211)	6,240

Other comprehensive income (loss), net of tax	(3,211)	8,728	(2,249)	11,589

Comprehensive income	$9,349	$13,913	$29,704	$31,422

Earnings per common share - Basic	$0.43	$0.19	$1.09	$0.72
Earnings per common share - Diluted	0.43	0.18	1.08	0.72
Cash dividends declared per common share	0.34	0.34	0.68	0.68

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (unaudited)

(Dollars in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2010	$—	$28,080	$956,864	$361,055	$14,680	$(57,222)	$1,303,457
Net income	—	—	—	19,833	—	—	19,833
Other comprehensive income (loss)	—	—	—	—	11,589	—	11,589
Cash dividends declared, $0.68 per share	—	—	—	(19,448)	—	—	(19,448)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit, 256,708 shares	—	—	(1,097)	—	—	6,792	5,695
Common stock issued for acquisitions, 3,083,229 shares	—	3,083	178,057	—	—	—	181,140
Common stock issued for recognition and retention plan	—	—	(4,895)	—	—	4,895	—
Share-based compensation cost	—	—	4,722	—	—	—	4,722

Balance, June 30, 2011	$—	$31,163	$1,133,651	$361,440	$26,269	$(45,535)	$1,506,988

Balance, December 31, 2011	$—	$31,163	$1,135,880	$375,184	$24,457	$(84,023)	$1,482,661
Net income	—	—	—	31,953	—	—	31,953
Other comprehensive income (loss)	—	—	—	—	(2,249)	—	(2,249)
Cash dividends declared, $0.68 per share	—	—	—	(20,066)	—	—	(20,066)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit, 171,310 shares	—	—	(515)	—	—	669	154
Common stock issued for recognition and retention plan	—	—	(7,420)	—	—	7,420	—
Share-based compensation cost	—	—	4,897	—	—	—	4,897
Treasury stock acquired at cost, 48,188 shares	—	—	—	—	—	(2,310)	(2,310)

Balance, June 30, 2012	$—	$31,163	$1,132,842	$387,071	$22,208	$(78,244)	$1,495,040

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$31,953	$19,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,987	6,093
Amortization of purchase accounting adjustments	(18,895)	(9,952)
Provision for loan losses	11,752	15,461
Noncash compensation expense	4,897	4,722
Loss on sale of assets	49	27
Gain on sale of available for sale investments	(3,702)	(1,427)
Gain on sale of OREO	(2,614)	(1,349)
Loss on abandonment of fixed assets	2,743	—
Amortization of premium/discount on investments	9,949	8,846
Derivative losses on swaps	—	2
Provision for deferred income taxes	712	463
Mortgage loans held for sale
Originations	(1,042,020)	(643,456)
Proceeds from sales	1,046,161	670,105
Gain on sale of loans, net	(31,697)	(18,281)
Cash retained from tax benefit associated with share-based payment arrangements	(285)	(1,378)
Increase in other assets	(11,609)	(23,018)
Other operating activities, net	11,922	15,907

Net Cash Provided by Operating Activities	19,303	42,598

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	82,392	20,410
Proceeds from maturities, prepayments and calls of securities available for sale	528,943	228,042
Purchases of securities available for sale	(697,042)	(130,559)
Proceeds from maturities, prepayments and calls of securities held to maturity	27,805	19,563
Purchases of securities held to maturity	(24,056)	(7,203)
FDIC reimbursement of recoverable covered asset losses	85,072	89,604
Increase in loans receivable, net	(351,982)	(275,961)
Proceeds from sale of premises and equipment	354	1,926
Purchases of premises and equipment	(17,558)	(25,345)
Proceeds from disposition of real estate owned	56,812	29,614
Investment in new market tax credit entities	—	(9,425)
Cash received in excess of cash paid for acquisition	—	80,490
Other investing activities, net	(998)	(1,818)

Net Cash (Used in) Provided by Investing Activities	(310,258)	19,338

Cash Flows from Financing Activities
Increase (decrease) in deposits	127,846	(42,552)
Net change in short-term borrowings, net of borrowings acquired	245,225	(39,082)
Proceeds from long-term debt	9,858	1,668
Repayments of long-term debt	(43,043)	(45,326)
Dividends paid to shareholders	(20,025)	(18,312)
Proceeds from sale of treasury stock for stock options exercised	1,337	5,739
Payments to repurchase common stock	(3,778)	(1,423)
Cash retained from tax benefit associated with share-based payment arrangements	285	1,378

Net Cash Provided by (Used in) Financing Activities	317,705	(137,910)

Net Increase (Decrease) In Cash and Cash Equivalents	26,750	(75,974)
Cash and Cash Equivalents at Beginning of Period	573,296	337,778

Cash and Cash Equivalents at End of Period	$600,046	$261,804

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$62,306	$56,122
Common stock issued in acquisition	$—	$181,140

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$34,388	$43,330
Income taxes, net	$10,833	$30,225

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

NATURE OF OPERATIONS

The Company offers commercial and retail banking products and services to customers throughout locations in six states through IBERIABANK. The Company also operates mortgage production offices in twelve states through IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of and accounting for loans covered by loss sharing arrangements with the FDIC and the related loss share receivable, valuation of and accounting for acquired loans, valuation of goodwill, intangible assets and other purchase accounting adjustments, and share-based compensation.

CONCENTRATION OF CREDIT RISKS

Most of the Company’s business activity is with customers located within the States of Louisiana, Florida, Arkansas, Alabama, Texas, and Tennessee. The Company’s lending activity is concentrated in its market areas in those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to larger consumer clients. Repayments on loans are expected to come from cash flows of the borrower and/or guarantor. Losses on secured loans are limited by the value of the collateral upon default of the borrowers. The Company does not have any significant concentrations to any one industry or customer.

SEGMENTS

Upon the merger of the Company’s two financial institution subsidiaries, IBERIABANK and IBERIABANK fsb, at the close of business on December 31, 2010, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations and none of the Company’s other subsidiaries, either individually or in the aggregate, meet quantitative materiality thresholds, no separate segment disclosures are presented in these consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

International Financial Reporting Standards (“IFRS”)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. In July 2012, the SEC issued a Final Staff Report that summarized its observations and analyses regarding six key areas in the plan to converge current accounting principles with those of IFRS, but did not establish a timetable for the final decision on convergence. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

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

NOTE 3 – EARNINGS PER SHARE

Share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and thus included in the calculation of basic earnings per share. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares.

The following table presents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands, except share and per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Income available to common shareholders	$12,560	$5,186	$31,953	$19,833
Distributed and undistributed earnings to unvested restricted stock	(240)	(91)	(613)	(379)

Distributed and undistributed earnings to common shareholders – Basic(1)	12,320	5,095	31,340	19,454
Undistributed earnings reallocated to unvested restricted stock	—	4	6	1

Distributed and undistributed earnings to common shareholders – Diluted	$12,320	$5,099	$31,346	$19,455

Weighted average shares outstanding- Basic(2)	29,463,811	28,015,846	29,424,078	27,405,797

Weighted average shares outstanding- Diluted	28,950,806	27,677,313	28,939,291	27,124,910

Earnings per common share – Basic(1)	$0.43	$0.19	$1.09	$0.72

Earnings per common share - Diluted	$0.43	$0.18	$1.08	$0.72
Earnings per unvested restricted stock share – Basic (3)	$0.43	$0.18	$1.12	$0.80
Earnings per unvested restricted stock share - Diluted	$0.43	$0.17	$1.10	$0.79

(1)	Total earnings available to common shareholders included distributed earnings of $9,838,000, or $0.34 per weighted average share, and undistributed earnings of $2,482,000, or $0.09 per weighted average share for the three months ended June 30, 2012. Total earnings available to common shareholders included distributed earnings of $10,083,000, or $0.37 per weighted average share, and an undistributed loss of $4,998,000, or $0.18 per weighted average share for the three months ended June 30, 2011. For the six months ended June 30, 2012, total earnings available to common shareholders included distributed earnings of $19,679,000, or $0.68 per weighted average share, and undistributed earnings of $11,660,000, or $0.40 per weighted average share. For the six months ended June 30, 2011, total distributed earnings to common shareholders were $19,076,000, or $0.71 per weighted average share, and undistributed earnings were $378,000, or $0.01 per weighted average share.
(2)	Weighted average basic shares outstanding include 563,882 and 517,596 shares of unvested restricted stock for the three months ended June 30, 2012 and 2011, respectively, and 549,479 and 476,896 shares for the six months ended June 30, 2012 and 2011, respectively.

(3)	Total earnings available to unvested restricted stock included distributed earnings of $192,000, or $0.34 per weighted average share, and undistributed earnings of $48,000, or $0.09 per weighted average share for the three months ended June 30, 2012. Total earnings available to unvested restricted stock included distributed earnings of $180,000, or $0.35 per weighted average share, and an undistributed loss of $89,000, or $0.17 per weighted average share for the three months ended June 30, 2011. For the six months ended June 30, 2012, total earnings available to unvested restricted stock shares included distributed earnings of $385,000, or $0.70 per weighted average share, and undistributed earnings of $228,000, or $0.42 per weighted average share. For the six months ended June 30, 2011, total distributed earnings were $372,000, or $0.78 per weighted average share, and undistributed earnings were $7,000, or $0.02 per weighted average share.

For the three-month periods ended June 30, 2012 and 2011, the calculations for basic shares outstanding exclude: (1) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 620,924 and 576,608, respectively, and (2) the weighted average shares in treasury stock of 1,642,217 and 1,021,432, respectively. For the six months periods ended June 30, 2012 and 2011, basic shares outstanding exclude 605,469 and 567,520 shares owned by the RRP, respectively, and 1,683,003 and 1,094,453 shares, respectively, of weighted average shares of treasury stock.

The effect from the assumed exercise of 743,628 and 544,511 stock options was not included in the computation of diluted earnings per share for the three-month periods ended June 30, 2012 and 2011, respectively, because such amounts would have had an antidilutive effect on earnings per share. For the six-month periods ended June 30, 2012 and 2011, the effect from the assumed exercise of 612,200 and 253,218 stock options, respectively, was not included in the computation because such amounts would also have been antidilutive to earnings per share.

NOTE 4 – ACQUISITION AND DISPOSITION ACTIVITY

Acquisition of Florida Gulf Bancorp, Inc.

On March 19, 2012, the Company announced the signing of a definitive agreement to acquire Florida Gulf Bancorp, Inc. (“Florida Gulf”), the holding company of Florida Gulf Bank, headquartered in Fort Myers, Florida with 8 branches in the Fort Myers-Cape Coral, FL market. Based on available information, at June 30, 2012, Florida Gulf had total assets of $357 million, including total loans of $249 million, and total deposits of $288 million.

Under terms of the agreement, shareholders of Florida Gulf will receive $23.00 in the Company’s common stock for each share of Florida Gulf stock outstanding, subject to certain adjustments. In addition, the agreement provides for potential additional cash consideration based on the resolution of certain identified loans over a three-year period after the acquisition. The maximum contingent consideration is $4.4 million. Florida Gulf also has $4.1 million in preferred stock that will be redeemed at the consummation of the acquisition. The agreement has been approved by the Board of Directors of each company, the Florida Gulf shareholders, and the Company’s regulator, and was completed after the close of business on July 31, 2012.

An estimate of the impact of the acquisition on the Company’s subsequent consolidated financial statements cannot be made at this time.

Branch Disposition

During the second quarter of 2012, the Company announced plans to close ten branches during 2012 as part of its ongoing business strategy, which includes a periodic review of its branch network to maximize shareholder return. The Company plans to close two branches during the third quarter of 2012, beginning in August 2012, and eight branches during the fourth quarter of 2012. As part of these branch closures, the Company expects to incur various disposal costs over the third and fourth quarters of 2012, including personnel termination costs, contract termination costs, and fixed asset disposals. Employee termination costs incurred during the first six months of 2012 were immaterial for the three and six months ended June 30, 2012. The Company did not incur any lease or other contract termination costs during the first six months of 2012, and has not disposed of any fixed assets as of June 30, 2012. As part of its analysis of disposal costs, the Company has recorded an asset impairment loss of $2,743,000 in its statements of comprehensive income for the three and six months ended June 30, 2012, discussed further in Note 14 to these consolidated financial statements. The Company estimates future exit costs, which would include additional employee termination costs, fixed asset disposals, and lease termination costs, will not be material.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2012

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$281,848	$3,938	$(73)	$285,713
Obligations of state and political subdivisions	127,700	6,187	(208)	133,679
Mortgage backed securities	1,362,734	29,712	(647)	1,391,799
Other securities	1,460	95	—	1,555

Total securities available for sale	$1,773,742	$39,932	$(928)	$1,812,746

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$80,008	$1,605	$—	$81,613
Obligations of state and political subdivisions	81,688	3,951	(34)	85,605
Mortgage backed securities	26,703	711	—	27,414

Total securities held to maturity	$188,399	$6,267	$(34)	$194,632

December 31, 2011

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$336,859	$5,633	$(4)	$342,488
Obligations of state and political subdivisions	137,503	6,500	(198)	143,805
Mortgage backed securities	1,289,775	28,317	(718)	1,317,374
Other securities	1,460	78	—	1,538

Total securities available for sale	$1,765,597	$40,528	$(920)	$1,805,205

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$85,172	$1,921	$—	$87,093
Obligations of state and political subdivisions	81,053	3,682	(57)	84,678
Mortgage backed securities	26,539	800	—	27,339

Total securities held to maturity	$192,764	$6,403	$(57)	$199,110

Securities with carrying values of $1,732,462,000 and $1,698,943,000 were pledged to secure public deposits and other borrowings at June 30, 2012 and December 31, 2011, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(73)	$49,919	$—	$—	$(73)	$49,919
Obligations of state and political subdivisions	(6)	333	(202)	1,070	(208)	1,403
Mortgage backed securities	(527)	169,376	(120)	13,235	(647)	182,611

Total securities available for sale	$(606)	$219,628	$(322)	$14,305	$(928)	$233,933

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(34)	4,916	—	—	(34)	4,916
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(34)	$4,916	$—	$—	$(34)	$4,916

December 31, 2011
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(4)	$9,996	$—	$—	$(4)	$9,996
Obligations of state and political subdivisions	(11)	1,104	(187)	1,085	(198)	2,189
Mortgage backed securities	(545)	147,803	(173)	21,679	(718)	169,482

Total securities available for sale	$(560)	$158,903	$(360)	$22,764	$(920)	$181,667

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(26)	2,354	(31)	1,297	(57)	3,651
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(26)	$2,354	$(31)	$1,297	$(57)	$3,651

At June 30, 2012, 40 debt securities had unrealized losses of 0.40% of the securities’ amortized cost basis and 0.05% of the Company’s total amortized cost basis. The unrealized losses for each of the 40 securities relate to market interest rate changes. Seven of the 40 securities have been in a continuous loss position for over twelve months at June 30, 2012. These seven securities had an aggregate amortized cost basis and unrealized loss of $14,627,000 and $322,000, respectively. Six of the seven securities were issued by either the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae). The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. One of the securities in a continuous unrealized loss position for over twelve months was issued by a political subdivision and discussed in further detail below.

At December 31, 2011, 50 debt securities had unrealized losses of 0.5% of the securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis. The unrealized losses for each of the 50 securities relate to market interest rate changes. 12 of the 50 securities had been in a continuous loss position for over twelve months at December 31, 2011. These 12 securities had an aggregate amortized cost basis and unrealized loss of $24,453,000 and $391,000 respectively. The 12 securities were issued by either Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or by state and political subdivisions. The Fannie Mae and Freddie Mac securities were rated AA+ by S&P and Aaa by Moodys.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the estimated fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in estimated fair value above amortized cost. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, as well as review of issuer financial statements and industry analysts’ reports.

The Company assessed the nature of the losses in its portfolio as of June 30, 2012 and December 31, 2011 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

•	the length of time and extent to which the estimated fair value of the securities was less than their amortized cost,

•	whether adverse conditions were present in the operations, geographic area, or industry of the issuer,

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

During 2011, management assessed the operating environment of a bond issuer as adverse and thus concluded that the Company had one unrated revenue municipal bond that warranted the other-than-temporary impairment charge during the year ended December 31, 2011. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded for the year ended December 31, 2011. The impairment recorded in 2011 brought the total impairment to 52% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment. During the six months ended June 30, 2012, the Company continued to analyze the operating environment of the bond as it did in 2011 and noted the bond continues to have insurance coverage from a monoline insurer and the Company is current on its receipt of interest related to the bonds.

As a result of the Company’s analysis, no other declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at June 30, 2012 or December 31, 2011 except where noted above.

The amortized cost and estimated fair value by maturity of investment securities at June 30, 2012 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	0.87%	$49,411	$49,623	1.51%	$30,699	$30,968
One through five years	2.23	134,716	137,017	2.06	55,612	57,147
After five through ten years	2.31	554,364	569,516	3.04	21,805	23,063
Over ten years	2.25	1,035,251	1,056,590	3.05	80,283	83,454

Totals	2.23%	$1,773,742	$1,812,746	2.51%	$188,399	$194,632

The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011

Realized gains	$901	$1,426	$3,717	$1,427
Realized losses	—	—	(15)	—

Net realized gains	$901	$1,426	$3,702	$1,427

In addition to the gains above, the Company realized certain immaterial gains on the calls of held to maturity securities.

NOTE 6 – LOANS RECEIVABLE

Loans receivable at June 30, 2012 and December 31, 2011 consist of the following:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Residential mortgage loans:
Residential 1-4 family	$409,307	$483,244
Construction/ Owner Occupied	9,482	16,143

Total residential mortgage loans	418,789	499,387

Commercial loans:
Real estate	3,313,863	3,318,982
Business	2,306,160	2,045,374

Total commercial loans	5,620,023	5,364,356

Consumer and other loans:
Indirect automobile	309,855	261,896
Home equity	1,159,899	1,061,437
Other	227,946	200,961

Total consumer and other loans	1,697,700	1,524,294

Total loans receivable	$7,736,512	$7,388,037

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

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
Non-covered Loans:	June 30, 2012	December 31, 2011
Residential mortgage loans:
Residential 1-4 family	$225,739	$266,970
Construction/ Owner Occupied	9,482	16,143

Total residential mortgage loans	235,221	283,113

Commercial loans:
Real estate	2,660,509	2,591,013
Business	2,180,479	1,896,496

Total commercial loans	4,840,988	4,487,509

Consumer and other loans:
Indirect automobile	309,855	261,896
Home equity	942,063	826,463
Other	218,238	194,607

Total consumer and other loans	1,470,156	1,282,966

Total non-covered loans receivable	$6,546,365	$6,053,588

The following tables provide an analysis of the aging of non-covered loans as of June 30, 2012 and December 31, 2011. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired from OMNI and Cameron in 2011 and loans originated by the Company.

	Non-covered loans excluding acquired loans
(Dollars in thousands)
	Past Due (1)
June 30, 2012	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total non-covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$1,111	$1,465	$6,417	$8,993	$225,291	$234,284	$491
Subprime	—	—	—	—	—	—	—
Commercial
Real Estate-Construction	21	—	2,114	2,135	305,249	307,384	—
Real Estate-Other	3,164	579	28,504	32,247	1,945,098	1,977,345	82
Commercial Business	404	20	2,824	3,248	2,106,924	2,110,172	—
Consumer and Other
Indirect Automobile	731	188	867	1,786	300,565	302,351	—
Home Equity	2,545	529	6,462	9,535	871,770	881,305	—
Credit Card	120	47	372	539	45,154	45,693	—
Other	311	99	556	966	161,261	162,227	—

Total	$8,407	$2,927	$48,116	$59,449	$5,961,312	$6,020,761	$573

	Non-covered loans excluding acquired loans
(Dollars in thousands)
	Past Due (1)
December 31, 2011	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$731	$325	$6,009	$7,065	$271,534	$278,599	$1,099
Subprime	—	—	—	—	—	—	—
Commercial
Real Estate-Construction	266	—	2,582	2,848	273,824	276,672	—
Real Estate-Other	880	54	34,087	35,021	1,778,235	1,813,256	636
Commercial Business	302	277	6,642	7,221	1,793,959	1,801,180	20
Consumer and Other
Indirect Automobile	1,232	159	994	2,385	248,070	250,455	—
Home Equity	3,102	717	4,955	8,774	741,968	750,742	82
Credit Card	467	107	403	977	46,786	47,763	—
Other	349	147	623	1,119	129,640	130,759	4

Total	$7,329	$1,786	$56,295	$65,410	$5,284,016	$5,349,426	$1,841

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

(Dollars in thousands)	Non-covered acquired loans
	Past Due (1)
June 30, 2012	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non-covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$39	$60	$280	$379	$593	$(35)	$937	$280
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate-Construction	445	33	2,556	3,034	35,080	(3,922)	34,192	—
Real Estate-Other	3,997	949	33,416	38,362	341,634	(38,408)	341,588	421
Commercial Business	212	219	4,036	4,467	76,945	(11,105)	70,307	—
Consumer and Other
Indirect Automobile	126	10	143	279	7,208	17	7,504	—
Home Equity	1,228	—	3,613	4,841	57,935	(2,018)	60,758	—
Credit Card	—	—	—	—	—	—	—	—
Other	373	36	339	748	16,368	(6,798)	10,318	—

Total	$6,420	$1,307	$44,383	$52,110	$535,763	$(62,269)	$525,604	$701

(Dollars in thousands)	Non-covered acquired loans
	Past Due (1)
December 31, 2011	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non-covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$124	$60	$185	$369	$4,145	$—	$4,514	$185
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate-Construction	629	—	3,755	4,384	61,705	(6,458)	59,631	345
Real Estate-Other	7,213	4,036	29,725	40,974	448,288	(47,808)	441,454	794
Commercial Business	183	69	639	891	105,796	(11,371)	95,316	3
Consumer and Other
Indirect Automobile	171	10	258	439	10,813	189	11,441	—
Home Equity	2,509	125	4,104	6,738	73,822	(4,839)	75,721	438
Credit Card	—	—	—	—	—	—	—	—
Other	413	545	571	1,529	16,067	(1,511)	16,085	150

Total	$11,242	$4,845	$39,237	$55,324	$720,636	$(71,798)	$704,162	$1,915

(1)	Past due information includes loans acquired from OMNI and Cameron at the gross contractual balance outstanding at June 30, 2012 and December 31, 2011.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and management’s assessment of the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The impairment loss is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

In general, all interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest received on nonaccrual loans is accounted for on the cash-basis method or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table provides an analysis of non-covered loans on nonaccrual status at June 30, 2012 and December 31, 2011. Nonaccrual loans in the table exclude loans acquired.

(Dollars in thousands)
	June 30, 2012	December 31, 2011

Residential
Prime	$5,926	$4,910
Subprime	—	—
Commercial
Real Estate-Construction	2,114	2,582
Real Estate-Other	28,422	33,451
Business	2,824	6,622
Consumer and Other
Indirect Automobile	867	994
Home Equity	6,462	4,873
Credit Card	372	403
Other	556	619

Total	$47,543	$54,454

Covered Loans

The carrying amount of the acquired covered loans at June 30, 2012 and December 31, 2011 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

(Dollars in thousands)	June 30, 2012
Covered loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Residential mortgage loans:

Residential 1-4 family	$30,089	$153,479	$183,568

Total residential mortgage loans	30,089	153,479	183,568

Commercial loans:
Real estate	4,789	648,565	653,354
Business	2,483	123,198	125,681

Total commercial loans	7,272	771,763	779,035

Consumer and other loans:
Home equity	24,835	193,001	217,836
Other	—	9,708	9,708

Total consumer and other loans	24,835	202,709	227,544

Total covered loans receivable	$62,196	$1,127,951	$1,190,147

(Dollars in thousands)	December 31, 2011
Covered loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Residential mortgage loans:

Residential 1-4 family	$31,809	$184,465	$216,274

Total residential mortgage loans	31,809	184,465	216,274

Commercial loans:
Real estate	23,127	704,841	727,968
Business	4,053	144,825	148,878

Total commercial loans	27,180	849,666	876,846

Consumer and other loans:
Home equity	30,267	204,707	234,974
Other	116	6,239	6,355

Total consumer and other loans	30,383	210,946	241,329

Total covered loans receivable	$89,372	$1,245,077	$1,334,449

FDIC loss share receivable

The following is a summary of the year to date activity in the FDIC loss share receivable for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$591,844	$726,871
Increase due to loan loss provision recorded on FDIC covered loans	10,633	26,706

(Amortization) Accretion	(56,411)	(40,228)
Submission of reimbursable losses to the FDIC	(72,527)	(48,416)
Other	(3,616)	5,532

Balance, end of period	$469,923	$670,465

ASC 310-30 loans

The Company acquired loans through previous acquisitions which are subject to ASC Topic 310-30. The Company’s allowance for loan losses for all acquired loans subject to ASC Topic 310-30 would reflect only those credit impairment losses incurred after acquisition.

The following is a summary of changes in the accretable yields of acquired loans during the six months ended June 30, 2012 and 2011.

(Dollars in thousands)
June 30, 2012	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$83,834	$386,977	$470,811
Net transfers from (to) nonaccretable difference to (from) accretable yield	5,277	(4,158)	1,119
Accretion	(12,878)	(109,850)	(122,728)

Balance, end of period	$76,233	$272,969	$349,202

(Dollars in thousands)
June 30, 2011	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$82,381	$626,190	$708,571

Acquisition	7,346	139,163	146,509
Net transfers from (to) nonaccretable difference to (from) accretable yield	23,271	(259,306)	(236,035)
Accretion	(20,232)	(74,109)	(94,341)

Balance, end of period	$92,766	$431,938	$524,704

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

If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR. For purposes of the determination of an allowance for loan losses for TDRs, the Company considers a loss probable on the loan, which is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology. If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans. For additional information on the Company’s allowance for loan losses, see Note 7 to these unaudited consolidated financial statements.

Information about the Company’s TDRs at June 30, 2012 and 2011 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under Subtopic 310-30, which include the covered loans above, as well as the loans acquired in the OMNI and Cameron acquisitions completed during 2011. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered loans and loans acquired from OMNI and Cameron that would otherwise meet the criteria for classification as a troubled debt restructuring are excluded from the tables below.

	Total TDRs
(Dollars in thousands)	Accruing Loans
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs
June 30, 2012
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	645	—	19,848	20,493
Business	24	—	1,887	1,911
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	—	—	226	226
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$669	$—	$21,961	$22,630

June 30, 2011
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	55	—	20,443	20,498
Business	—	—	1,745	1,745

Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	—	—	237	237
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$55	$—	$22,425	$22,480

Of the $22,630,000 in total TDRs, $3,724,000 occurred during the current six-month period through modification of the original loan terms. Total TDRs of $22,480,000 at June 30, 2011 included $6,459,000 of TDRs that occurred during the six-month period ended June 30, 2011. The following table provides information on how the TDRs were modified during the six months ended June 30, 2012 and 2011.

(Dollars in thousands)	2012	2011

Extended maturities	$427	$—
Interest rate adjustment	277	236
Maturity and interest rate adjustment	2,450	—
Extension of interest-rate only payments	540	645
Forbearance	30	5,578
Covenant modifications	—	—
Other concession(s)(1)	—	—

Total	$3,724	$6,459

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance, and covenant modifications.

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

	June 30, 2012			June 30, 2011
(In thousands, except number of loans)	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
TDRs occurring during the six-month period
Residential
Prime	—	$—	$—	—	$—	$—
Commercial
Real Estate	12	4,073	3,724	3	5,551	4,486
Business	1	27	—	2	5,443	1,736
Consumer and Other
Indirect Automobile	—	—	—	—	—	—
Home Equity	—	—	—	1	237	237
Credit Card	—	—	—	—	—	—
Other	1	—	—	—	—	—

Total	14	$4,100	$3,724	6	$11,231	$6,459

	June 30, 2012		June 30, 2011
Total TDRs that subsequently defaulted in the past 12 months	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential
Prime	—	$—	—	$—
Commercial
Real Estate	45	20,233	26	19,798
Business	8	1,887	4	1,745
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	1	226	—	—
Credit Card	—	—	—	—
Other	1	—	—	—

Total	55	$22,346	30	$21,543

NOTE 7 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision charged to earnings, and for loans covered by loss share agreements with the FDIC, through a provision charged to earnings that is partially offset by increases in the FDIC loss share receivable. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses and reversed when losses are charged off for impaired loan pools or transferred as a component of the carrying value for OREO transfers.

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

In connection with acquisitions, the Company acquires certain loans considered impaired and initially recognizes these loans at the present value of amounts expected to be received. Further, the Company also accounts for non-impaired loans acquired in acquisitions by analogy to acquired impaired loans. The allowance for loan losses previously associated with acquired loans does not carry over. Any deterioration in the credit quality of these loans subsequent to acquisition would be considered in the allowance for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life and recaptures any previously recognized impairment up to the amount of the improvement in expected cash flows.

A summary of changes in the allowance for loan losses for the covered loan and non-covered loan portfolios for the six months ended June 30, 2012 and 2011 follows. The allowance for loan losses on the non-covered loan portfolio includes $3,828,000 related to the Company’s acquired non-covered portfolio at June 30, 2012. There was no allowance for loan losses on the Company’s acquired non-covered portfolio at June 30, 2011 or December 31, 2011.

(Dollars in thousands)	June 30, 2012
	Covered loans	Non-covered loans	Total
Balance, beginning of period	$118,900	$74,861	$193,761

Provision for loan losses before benefit attributable to FDIC loss share agreements	12,815	9,570	22,385

Benefit attributable to FDIC loss share agreements	(10,633)	—	(10,633)

Net provision for loan losses	2,182	9,570	11,752

Increase in FDIC loss share receivable	10,633	—	10,633
Write-off on transfers to OREO	(12,689)	(308)	(12,997)
Loans charged-off	(13,283)	(4,397)	(17,680)
Recoveries	19	1,797	1,816

Balance, end of period	$105,762	$81,523	$187,285

(Dollars in thousands)	June 30, 2011
	Covered loans	Non-covered loans	Total
Balance, beginning of period	$73,640	$62,460	$136,100

Provision for loan losses before benefit attributable to FDIC loss share agreements	31,115	11,052	42,167

Benefit attributable to FDIC loss share agreements	(26,706)	—	(26,706)

Net provision for loan losses	4,409	11,052	15,461

Increase in FDIC loss share receivable	26,706	—	26,706

Write-off on transfers to OREO	(7,325)	—	(7,325)

Loans charged-off	(225)	(5,737)	(5,962)
Recoveries	510	4,498	5,008

Balance, end of period	$97,715	$72,273	$169,988

A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the six months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2012
Allowance for loan losses
Balance, beginning of period	$35,604	$25,705	$12,655	$897	$—	$74,861
(Reversal of) Provision for loan losses	2,320	4,576	1,962	712	—	9,570
Write-off on transfers to OREO	(76)	—	(6)	(226)	—	(308)
Loans charged off	(1,154)	(435)	(2,562)	(246)	—	(4,397)
Recoveries	654	61	1,061	21	—	1,797

Balance, end of period	37,348	29,907	13,110	1,158		81,523

Allowance on loans individually evaluated for impairment	$1,307	$201	$—	$187	$—	$1,695
Allowance on loans collectively evaluated for impairment	36,041	29,706	13,110	971	—	79,828

Loans, net of unearned income
Balance, end of period	$2,660,509	$2,180,479	$1,470,156	$235,221	$—	$6,546,365
Balance, end of period: Loans individually evaluated for impairment	28,841	2,402	226	1,612	—	33,081
Balance, end of period: Loans collectively evaluated for impairment	2,631,668	2,178,077	1,469,930	233,609	—	6,513,284
Balance, end of period: Loans acquired with deteriorated credit quality	34,650	560	4,971	—	—	40,181

(Dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2011
Allowance for loan losses
Balance, beginning of period	$31,390	$16,473	$13,332	$1,265	$—	$62,460
(Reversal of) Provision for loan losses	2,377	4,117	4,578	(20)	—	11,052
Loans charged off	(1,357)	(523)	(3,737)	(120)	—	(5,737)
Recoveries	3,218	129	1,104	47	—	4,498

Balance, end of period	35,628	20,196	15,277	1,172	—	72,273

Allowance on loans individually evaluated for impairment	$1,760	$47	$—	$31	$—	$1,838
Allowance on loans collectively evaluated for impairment	33,508	20,149	15,277	1,141	—	70,435

Loans, net of unearned income
Balance, end of period	$2,593,066	$1,604,259	$1,210,928	$329,716	$—	$5,737,969
Balance, end of period: Loans individually evaluated for impairment	36,703	3,648	237	703	—	41,291
Balance, end of period: Loans collectively evaluated for impairment	2,556,363	1,600,611	1,210,691	329,013	—	5,696,678
Balance, end of period: Loans acquired with deteriorated credit quality	37,464	500	8,164	—	—	46,128

A summary of changes in the allowance for loan losses for covered loans, by loan portfolio type, for the six months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2012
Allowance for loan losses
Balance, beginning of period	$69,175	$9,788	$18,753	$21,184	$—	$118,900
(Reversal of) Provision for loan losses	2,821	848	62	(1,549)	—	2,182
(Decrease) Increase in FDIC loss share receivable	11,238	1,097	(3,056)	1,354	—	10,633
Write-off on transfers to OREO	(8,545)	(119)	(825)	(3,200)	—	(12,689)
Loans charged off	(13,143)	—	(9)	(131)	—	(13,283)
Recoveries	16	—	3	—	—	19

Balance, end of period	61,562	11,614	14,928	17,658	—	105,762

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	61,562	11,614	14,928	17,658	—	105,762

Loans, net of unearned income
Balance, end of period	$653,354	$125,681	$227,544	$183,568	$—	$1,190,147
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	653,354	125,681	227,544	183,568	—	1,190,147
Balance, end of period: Loans acquired with deteriorated credit quality	4,789	2,483	24,835	30,089	—	62,196

(Dollars in thousands)
	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
June 30, 2011
Allowance for loan losses
Balance, beginning of period	$26,439	$6,657	$12,201	$28,343	$—	$73,640
(Reversal of) Provision for loan losses	4,697	400	696	(1,384)	—	4,409
Increase in FDIC loss share receivable	33,849	2,630	2,543	(12,316)	—	26,706
Write-off on transfers to OREO	(4,576)	(54)	(1,483)	(1,212)	—	(7,325)
Loans charged off	(164)	—	(41)	(20)	—	(225)
Recoveries	275	—	133	102	—	510

Balance, end of period	60,520	9,633	14,049	13,513	—	97,715

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	60,520	9,633	14,049	13,513	—	97,715

Loans, net of unearned income
Balance, end of period	$805,764	$158,460	$264,136	$234,417	$—	$1,462,677
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	805,764	158,460	264,136	234,417	—	1,462,677
Balance, end of period: Loans acquired with deteriorated credit quality	132,798	4,162	50,176	48,069	—	235,205

Credit Quality

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. “Special mention” loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. For assets with identified credit issues, the Company has two primary classifications for problem assets: “substandard” and “doubtful.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full satisfaction of the loan balance outstanding questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as “Pass” do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized. Asset risk classifications are periodically reviewed and changed if, in the opinion of management, the risk profile of the customer has changed since the last review of the loan relationship. Asset risk classifications for commercial loans reflect the classification as of June 30, 2012 and December 31, 2011.

The Company’s investment in non-covered loans by credit quality indicator as of June 30, 2012 and December 31, 2011 is presented in the following tables. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired and loans that were not acquired. Loan discounts in the table below represent the adjustment of non-covered acquired loans to fair value at the time of acquisition, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(Dollars in thousands)	Non-covered loans excluding acquired loans
	Commercial Real Estate Construction		Commercial Real Estate-Other		Commercial Business
Credit quality indicator by asset risk classification	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$280,744	$249,669	$1,860,169	$1,689,455	$2,045,629	$1,729,279
Special Mention	21,495	18,274	56,409	62,868	27,895	46,225
Substandard	5,145	8,559	54,856	55,236	36,648	25,477
Doubtful	—	170	5,911	5,697	—	199

Total	307,384	276,672	1,977,345	1,813,256	2,110,172	1,801,180
Discount	—	—	—	—	—	—

Non-covered commercial loans, net	$307,384	$276,672	$1,977,345	$1,813,256	$2,110,172	$1,801,180

	Mortgage-Prime		Mortgage-Subprime
Credit risk by payment status	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current	$225,291	$271,534	$—	$—
Past due greater than 30 days	8,993	7,065	—	—

Total	234,284	278,599	—	—
Discount	—	—	—	—

Non-covered mortgage loans, net	$234,284	$278,599	$—	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current	$300,565	$248,070	$45,154	$46,786
Past due greater than 30 days	1,786	2,385	539	977

Total	$302,351	$250,455	$45,693	$47,763

	Home Equity		Consumer-Other
Credit risk by payment status	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current	$871,770	$741,968	$161,311	$129,640
Past due greater than 30 days	9,535	8,774	966	1,119

Total	$881,305	750,742	$162,277	130,759
Discount	—	—	—	—

Non-covered consumer loans, net	$881,305	$750,742	$162,277	$130,759

(Dollars in thousands)	Non-covered acquired loans
	Commercial Real Estate Construction		Commercial Real Estate-Other		Commercial Business
Credit quality indicator by asset risk classification	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$30,270	$51,510	$282,137	$360,598	$72,805	$94,760
Special Mention	1,872	9,138	35,706	53,503	2,904	7,870
Substandard	5,972	5,441	62,153	75,161	2,159	4,057
Doubtful	—	—	—	—	3,544	—

Total	38,114	66,089	379,996	489,262	81,412	106,687
Discount	(3,922)	(6,458)	(38,408)	(47,808)	(11,105)	(11,371)

Non-covered commercial loans, net	$34,192	$59,631	$341,588	$441,454	$70,307	$95,316

	Mortgage-Prime		Mortgage-Subprime
Credit risk by payment status	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current	$593	$4,145	$—	$—
Past due greater than 30 days	379	369	—	—

Total	972	4,514	—	—
Discount	(35)	—	—	—

Non-covered mortgage loans, net	$937	$4,514	$—	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current	$7,208	$10,813	$—	$—
Past due greater than 30 days	279	439	—	—

Total	7,487	11,252
Discount	17	189	—	—

Non-covered consumer loans, net	$7,504	$11,441	$—	$—

	Home Equity		Consumer-Other
Credit risk by payment status	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current	$57,935	$73,822	$16,368	$16,067
Past due greater than 30 days	4,841	6,738	748	1,529

Total	62,776	80,560	17,116	17,596
Discount	(2,018)	(4,839)	(6,798)	(1,511)

Non-covered consumer loans, net	$60,758	$75,721	$10,318	$16,085

Credit quality information in the table above includes loans acquired at gross contractual balance outstanding at June 30, 2012 and December 31, 2011.

The Company’s investment in covered loans by credit quality indicator as of June 30, 2012 and December 31, 2011 is presented in the following table. Loan discounts in the table below represent the adjustment of covered loans to fair value at the time of acquisition, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(Dollars in thousands)	Covered loans
June 30, 2012	Commercial
Credit quality indicator by asset risk classification	Real Estate- Construction	Real Estate- Other	Business	Total
Pass	$51,056	$255,221	$46,680	$352,957
Special Mention	16,756	68,362	11,536	96,654
Substandard	135,551	310,898	55,202	501,651
Doubtful	607	9,354	2,441	12,402

Total	$203,970	$643,835	$115,859	$963,664

Discount				(184,629)

Covered commercial loans, net				$779,035

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$204,160	$—	$204,160
Past due greater than 30 days	77,661	—	77,661

Total	$281,821	$—	$281,821

Discount			(98,253)

Covered consumer loans, net			$183,568

	Consumer and Other
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$776	$191,083	$2,409	$194,268
Past due greater than 30 days	—	50	70,977	624	71,651

Total	$—	$826	$262,060	$3,033	$265,919

Discount					(38,375)

Covered consumer loans, net					$227,544

(Dollars in thousands)	Covered loans
December 31, 2011	Commercial
Credit quality indicator by asset risk classification	Real Estate- Construction	Real Estate- Other	Business	Total
Pass	$59,936	$282,974	$72,563	$415,473
Special Mention	17,336	87,409	10,965	115,710
Substandard	169,726	349,155	61,268	580,149
Doubtful	705	22,636	4,082	27,423

Total	$247,703	$742,174	$148,878	$1,138,755

Discount				(261,909)

Covered commercial loans, net				$876,846

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$233,305	$—	$233,305
Past Due greater than 30 days	94,553	—	94,553

Total	$327,858	$—	$327,858

Discount			(111,584)

Covered mortgage loans, net			$216,274

	Consumer and Other
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$875	$193,366	$4,880	$199,121
Past Due greater than 30 days	—	94	107,520	534	108,148

Total	$—	$969	$300,886	$5,414	$307,269

Discount					(65,940)

Covered consumer loans, net					$241,329

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables for the periods indicated.

(Dollars in thousands)	At June 30, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial Loans
Real Estate	$28,530	$28,530	$—	$32,267	$32,267	$—
Business	2,607	2,607	—	6,403	6,403	—

With an allowance recorded
Mortgage Loans
Residential – Prime	$7,334	$7,539	$(205)	$4,763	$4,910	$(147)
Residential – Subprime	—	—	—	—	—	—
Commercial Loans
Real Estate	1,876	3,183	(1,307)	1,430	3,304	(1,874)
Business	40	241	(201)	40	219	(179)
Consumer and Other Loans
Indirect automobile	862	867	(5)	987	994	(7)
Credit card	361	372	(11)	391	403	(12)
Home equity	6,406	6,462	(56)	4,826	4,873	(47)
Other	548	556	(8)	608	619	(11)

Total
Mortgage Loans	$7,334	$7,539	(205)	$4,763	$4,910	(147)
Commercial Loans	33,053	34,561	(1,508)	40,140	42,193	(2,053)
Consumer Loans	8,177	8,257	(80)	6,812	6,889	(77)

(Dollars in thousands)	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded
Commercial Loans
Real Estate	$30,999	$20	$34,152	$62
Business	2,693	—	11,875	58

With an allowance recorded
Mortgage Loans
Residential – Prime	$6,458	$—	6,159	3
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	3,275	5	17,195	28
Business	242	—	47	—
Consumer and Other Loans
Indirect automobile	1,026	—	1,062	3
Credit card	374	—	436	—
Home equity	7,094	—	6,248	10
Other	661	—	1,771	3

Total
Mortgage Loans	$6,458	$—	6,159	3
Commercial Loans	37,209	25	63,269	148
Consumer Loans	9,155	—	9,517	18

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

(Dollars in thousands)	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded
Commercial Loans
Real Estate	$31,888	$58	$32,104	$134
Business	3,951	2	6,294	251

With an allowance recorded
Mortgage Loans
Residential – Prime	$6,535	$16	$6,219	$23
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	3,634	15	17,269	192
Business	244	1	47	—
Consumer and Other Loans
Indirect automobile	1,134	3	1,162	10
Credit card	399	—	393	—
Home equity	7,315	11	6,120	40
Other	731	2	1,684	11

Total
Mortgage Loans	$6,535	$16	$6,219	$23
Commercial Loans	39,717	76	55,714	577
Consumer Loans	9,579	16	9,359	61

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

As of June 30, 2012 and December 31, 2011, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2011 and the six months ended June 30, 2012 are provided in the following table.

(Dollars in thousands)	Amount
Balance, December 31, 2010	$234,228
Goodwill acquired during the year	135,583

Balance, December 31, 2011	369,811
Goodwill adjustment to correct an immaterial error	(3,727)

Balance, June 30, 2012	$366,084

The goodwill acquired during the year ended December 31, 2011 was a result of the OMNI, Cameron, and Florida Trust Company acquisitions.

The goodwill adjustment in 2012 is a result of the Company’s revised goodwill recorded on its OMNI and Cameron acquisitions. The Company has recorded the adjustment to account for the impact of an immaterial error in accounting for its OMNI and Cameron acquisitions that resulted in a decrease in goodwill of $3,727,000. The Company revised its valuation of acquired deferred tax assets and property during the first quarter of 2012 as a result of information that existed at the acquisition date but was not available during the prior period. The error was identified in 2012 through the operation of the Company’s internal controls over financial reporting as it related to the Company’s acquisition accounting.

The Company performed the required annual impairment test of goodwill as of October 1, 2011. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired.

Title plant

The Company had title plant assets totaling $6,722,000 at June 30, 2012 and December 31, 2011, respectively. No events or changes in circumstances occurred during 2012 or 2011 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

The Company’s purchase accounting intangible assets which are subject to amortization include core deposit intangibles, amortized on a straight line or accelerated basis over a 10 year average life, a customer relationship intangible asset, amortized on an accelerated basis over a 9.5 year life, and mortgage servicing rights, amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. The definite-lived intangible assets had the following carrying values at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$(23,834)	$21,572	$45,406	$(21,385)	$24,021
Customer relationship intangible asset	1,348	(289)	1,059	1,348	(160)	1,188
Mortgage servicing rights	683	(201)	482	340	(194)	146

Total	$47,437	$(24,324)	$23,113	$47,094	$(21,739)	$25,355

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned and foreclosed property totaled $129,917,000 and $125,046,000 at June 30, 2012 and December 31, 2011, respectively. Other real estate owned consists of the following:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Real estate owned acquired by foreclosure	$124,930	$119,320
Real estate acquired for development or resale	4,532	5,722
Other foreclosed property	455	4

Total other real estate owned and foreclosed property	$129,917	$125,046

At June 30, 2012 and December 31, 2011, other real estate is segregated into covered and non-covered properties as follows:

(Dollars in thousands)
June 30, 2012	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$32,276	$92,654	$124,930
Real estate acquired for development or resale	4,532	—	4,532
Other foreclosed property	—	455	455

Total other real estate owned and foreclosed property	$36,808	$93,109	$129,917

(dollars in thousands)
December 31, 2011	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$34,770	$84,550	$119,320
Real estate acquired for development or resale	5,722	—	5,722
Other foreclosed property	4	—	4

Total other real estate owned and foreclosed property	$40,496	$84,550	$125,046

NOTE 10 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

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

The Company accounts for its derivative financial instruments as assets or liabilities in the consolidated balance sheet at estimated fair value.

The primary types of derivatives used by the Company include interest rate swap agreements, interest rate lock commitments, and written and purchased options.

At June 30, 2012 and 2011, the information pertaining to outstanding derivative instruments, excluding interest rate lock commitments, is as follows.

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
(Dollars in thousands)	Balance Sheet Location			Balance Sheet Location
		2012	2011		2012	2011
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$—	$13,774	Other liabilities	$4,836	$—

Total derivatives designated as hedging instruments under ASC Topic 815		$—	$13,774		$4,836	$—

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$27,131	$18,795	Other liabilities	$27,130	$18,795

Written and purchased options		9,327	8,114		9,327	8,114
Total derivatives not designated as hedging instruments under ASC Topic 815		$36,458	$26,909		$36,457	$26,909

Hedging Activities

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $70,000,000 in derivative contracts on its debt at June 30, 2012, December 31, 2011, and June 30, 2011.

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

During the six months ended June 30, 2012 and 2011, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2012, the fair value of derivatives that will mature within the next twelve months is $195,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At June 30, 2012 and 2011, and for the three and six months then ended, the information pertaining to the effect of the hedging instruments on the unaudited consolidated financial statements is as follows.

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of June 30,		For the Three Months Ended June 30, 2012
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(3,144)	$8,953	Other income (expense)	$(400)	$(430)	Other income (expense)	$—	$—

Total	$(3,144)	$8,953		$(400)	$(430)		$—	$—

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of June 30,		For the Six Months Ended June 30, 2012
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(3,144)	$8,953	Other income (expense)	$(787)	$(856)	Other income (expense)	$—	$—

Total	$(3,144)	$8,953		$(787)	$(856)		$—	$—

(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under ASC Topic 815		2012	2011	2012	2011
Interest rate contracts	Other income (expense)	$—	$(1)	$—	$(2)

Total		$—	$(1)	$—	$(2)

Other Derivative Instruments

Interest rate swap agreements

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2012, the Company had notional amounts of $331,303,000 on interest rate contracts with corporate customers and $331,303,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At June 30, 2011 and December 31, 2011, the Company had notional amounts of $274,688,000 and $293,794,000, respectively, on both interest rate contracts with corporate customers and offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

Rate lock commitments

The Company enters into commitments to originate loans intended for sale whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). A rate lock is given to a borrower, subject to conditional performance obligations, for a specified period of time that typically does not exceed 60 days. Simultaneously with the issuance of the rate lock to the borrower, a rate lock is received from an investor for a best efforts or mandatory delivery of the loan. Under the terms of the best efforts delivery lock, the investor commits to purchase the loan at a specified price, provided the loan is funded and delivered prior to a specified date and provided that the credit and loan characteristics meet pre-established criteria for such loans. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair value of rate lock commitments was immaterial as of June 30, 2012, December 31, 2011, and June 30, 2011.

Equity-indexed certificates of deposit

IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of ten large cap U.S. stocks in the S&P 500 stock index, representing a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument and is to be accounted for separately. Accordingly, the certificate of deposit is separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Company’s consolidated balance sheet. At June 30, 2012, the Company had equity-indexed certificates of deposit of $177,013,000 with offsetting written options having a notional amount of $177,013,000. At June 30, 2011 and December 31, 2011, the Company had equity-indexed certificates of deposit of $123,880,000 and $158,164,000, respectively, with similar notional amounts of offsetting written options.

At June 30, 2012 and December 31, 2011, the Company was required to post $4,460,000 and $1,210,000 in cash as collateral for its derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2012. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

NOTE 11 – SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Other Comprehensive income

The following is a summary of the tax effects of each component of other comprehensive income for the three and six months ended June 30 for the periods indicated:

	For the Three Months Ended June 30, 2012
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$3,195	$(1,118)	$2,077
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for (gains) included in net income	(901)	315	(586)

Net unrealized gains (losses)	2,294	(803)	1,491

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(7,634)	$2,672	(4,962)
Less: reclassification adjustment for losses (gains) included in net income	400	(140)	260

Fair value of derivative instruments designated as cash flow hedges	(7,234)	2,532	(4,702)

Total other comprehensive income	$(4,940)	$1,729	$(3,211)

	For the Three Months Ended June 30, 2011
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$17,016	$(5,955)	$11,061
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for gains included in net income	(1,426)	499	(927)

Net unrealized gains (losses)	15,590	(5,456)	10,134

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(2,594)	908	$(1,686)
Less: reclassification adjustment for losses (gains) included in net income	431	(151)	380

Fair value of derivative instruments designated as cash flow hedges	(2,163)	757	(1,406)

Total other comprehensive income	$13,427	$(4,699)	$8,728

	For the Six Months Ended June 30, 2012
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$2,139	$(749)	$1,390
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for (gains) included in net income	(3,702)	1,296	(2,406)

Net unrealized gains (losses)	(1,563)	547	(1,016)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(2,683)	$939	(1,744)
Less: reclassification adjustment for losses (gains) included in net income	786	(275)	511

Fair value of derivative instruments designated as cash flow hedges	(1,897)	664	(1,233)

Total other comprehensive income	$(3,460)	$1,211	$(2,249)

	For the Six Months Ended June 30, 2011
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$19,896	$(6,964)	$12,932
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for gains included in net income	(1,427)	499	(928)

Net unrealized gains (losses)	18,469	(6,465)	12,004

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(1,499)	525	$(974)
Less: reclassification adjustment for losses (gains) included in net income	859	(300)	559

Fair value of derivative instruments designated as cash flow hedges	(640)	225	(415)

Total other comprehensive income	$17,829	$(6,240)	$11,589

Treasury share repurchases

Share repurchases may be made from time to time, on the open market or in privately negotiated transactions. Such repurchases are authorized by the Board of Directors through a share repurchase program and are executed at the discretion of the management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

In October 2011, the Board of Directors authorized the repurchase of up to 900,000 shares of common stock. The following table details these purchases through June 30, 2012 and is based on the settlement date of the transactions. The average price paid per share includes commissions paid.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Available for Purchase Pursuant to Publicly Announced Plan

June 1-30	48,188	$47.93	48,188	851,812

Total	48,188	$47.93	48,188	851,812

NOTE 12 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At June 30, 2012, future option or restricted stock awards of 702,973 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in salaries and employee benefits expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense related to stock options	$542	$212	$983	$572
Income tax benefit related to stock options	190	74	344	200
Impact on basic earnings per share	0.01	0.01	0.02	0.01
Impact on diluted earnings per share	0.01	0.01	0.02	0.01

The Company reported $285,000, and $1,378,000 of excess tax benefits as financing cash inflows during the six months ended June 30, 2012 and 2011, respectively, related to the exercise and vesting of share-based compensation grants. Net cash proceeds from the exercise of stock options were $1,337,000, and $5,739,000 for the six months ended June 30, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the six-month periods ended June 30:

	2012		2011
	Total Options Outstanding	Options Granted During the Period	Total Options Outstanding	Options Granted During the Period
Expected dividends	2.3%	2.6%	2.2%	2.4%
Expected volatility	33.6%	41.0%	31.7%	35.4%
Risk-free interest rate	3.0%	0.9%	3.6%	1.5%
Expected term (in years)	5.8	5.0	6.4	5.0
Weighted-average grant-date fair value	$13.57	$14.74	16.41	$12.84

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2012, there was $6,135,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.0 years.

The following table represents the activity related to stock options during the six months ended June 30, 2012 and 2011.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2010	1,301,539	$45.52
Granted	94,196	63.09
Exercised	(188,192)	32.44
Forfeited or expired	(21,867)	57.29

Outstanding options, June 30, 2011	1,185,676	$48.78	4.5 Years
Outstanding exercisable at June 30, 2011	856,944	$45.83	3.2 Years

Outstanding options, December 31, 2011	1,097,620	$50.14
Granted	217,230	51.78
Exercised	(44,278)	29.28
Forfeited or expired	(26,164)	58.17

Outstanding options, June 30, 2012	1,244,408	$51.00	5.0 Years

Outstanding exercisable at June 30, 2012	788,594	$49.19	3.2 Years

At June 30, 2012, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $3,809,000 and $3,730,000. Total intrinsic value of options exercised was $1,005,000 and $5,000,000 for the six months ended June 30, 2012 and 2011, respectively.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of June 30, 2012, unearned share-based compensation associated with these awards totaled $26,299,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of comprehensive income related to restricted stock grants for the three and six months ended June 30:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense related to restricted stock	$1,956	$1,685	$3,665	$3,363

The following table represents unvested restricted stock award activity for the six months ended June 30, 2012 and 2011. The weighted average grant date fair value of the restricted stock granted during the six months ended June 30, 2012 and 2011 was $51.38 and $56.17, respectively.

	For the Six Months Ended June 30,
	2012	2011
Balance, beginning of period	512,112	539,195
Granted	162,570	120,675
Forfeited	(4,306)	(27,561)
Earned and issued	(107,418)	(101,891)

Balance, end of period	562,958	530,418

Phantom stock awards

As part of the 2008 Incentive Compensation Plan and 2009 Phantom Stock Plan, the Company issues phantom stock awards to certain key officers and employees. The award is subject to a vesting period of five to seven years and is paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested “share equivalents” multiplied by the closing market price of a share of the Company’s common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award’s dollar value divided by the closing market price of a share of the Company’s common stock on the grant date. Award recipients are also entitled to a “dividend equivalent” on each unvested share equivalent held by the award recipient. A dividend equivalent is a dollar amount equal to the cash dividends that the participant would have been entitled to receive if the participant’s share equivalents were issued in shares of common stock. Dividend equivalents will be deemed to be reinvested as share equivalents that will vest and be paid out on the same date as the underlying share equivalents on which the dividend equivalents were paid. The number of share equivalents acquired with a dividend equivalent is determined by dividing the aggregate of dividend equivalents paid on the unvested share equivalents by the closing price of a share of the Company’s common stock on the dividend payment date.

The following table represents phantom stock award activity during the periods indicated. During the six months ended June 30, 2012 and 2011, the Company recorded $1,181,000 and $833,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of the Company’s common stock.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2010	119,194	3,741	122,935	$7,269,000
Granted	121,824	2,746	124,570	7,180,000
Forfeited share equivalents	(153)	(1)	(154)	(9,000)
Vested share equivalents	(3,341)	(217)	(3,558)	(206,000)

Balance, June 30, 2011	237,524	6,269	243,793	$14,052,000

Balance, December 31, 2011	232,921	8,942	241,863	$11,924,000
Granted	106,351	4,347	110,698	5,585,000
Forfeited share equivalents	(4,443)	(156)	(4,599)	(232,000)
Vested share equivalents	(12,785)	(805)	(13,590)	(691,000)

Balance, June 30, 2012	322,044	12,328	334,372	$16,869,000

(1)	Except for vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $50.45 and $57.64 on June 30, 2012 and 2011, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At June 30, 2012, the fair value of guarantees under commercial and standby letters of credit was $429,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At June 30, 2012 and December 31, 2011, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	June 30, 2012	December 31, 2011
Commitments to grant loans	$360,726	$243,458
Unfunded commitments under lines of credit	1,924,173	1,773,601
Commercial and standby letters of credit	42,905	49,530

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

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company estimates fair value based on the assumptions market participants would use when selling an asset or transferring a liability and characterizes such measurements within the fair value hierarchy based on the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Mortgage loans held for sale

As of June 30, 2012, the Company has $180,569,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At June 30, 2012, the entire balance is recorded at cost.

Impaired loans

Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value measurements are used in determining impairment using either the loans obtainable market price, if available (Level 1), or the fair value of the collateral if the loan is collateral dependent (Level 2). Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan’s effective interest rate, is not considered a fair value measurement. Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned

As of June 30, 2012, the Company has $129,917,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan (or the pro-rata carrying value of loans accounted for in accordance with or by analogy to ASC 310-30) or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at June 30, 2012 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property write-downs of $4,033,000 and $3,772,000 in earnings for the six months ended June 30, 2012 and 2011, respectively.

Derivative financial instruments

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The Company also enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The Company offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows the Company to identify a known cost of funds. The rate of return is based on an equity index, and as such represents an embedded derivative. Fair value of interest rate swaps, interest rate lock commitments, and equity-linked written and purchased options are estimated using prices of financial instruments with similar characteristics, and thus are classified within Level 2 of the fair value hierarchy.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

(Dollars in thousands)		Fair Value Measurements Using
Recurring Basis Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,812,746	$—	$1,812,746	$—
Derivative instruments	36,458	—	36,458	—

Total	$1,849,204	$—	$1,849,204	$—

Liabilities
Derivative instruments	41,293	—	41,293	—

Total	$41,293	$—	$41,293	$—

(Dollars in thousands)		Fair Value Measurements Using
Recurring Basis Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,805,205	$—	$1,804,120	$1,085
Derivative instruments	32,071	—	32,071	—

Total	$1,837,276	$—	$1,836,191	$1,085

Liabilities
Derivative instruments	35,010	—	35,010	—

Total	$35,010	$—	$35,010	$—

During 2012, available for sale securities with a market value of $1,085,000 at December 31, 2011 were transferred into the Level 2 fair value measurement category in the table above from the Level 3 category as disclosed at December 31, 2011. The security was issued by a municipal entity and was included in the Level 3 category at December 31, 2011 because their fair value was based on management’s estimate of the security’s fair value after recording an other-than-temporary impairment during the year ended December 31, 2011. At June 30, 2012, the fair value of this security was based on a trade price for similar assets, namely a similar security.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2012 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$2,915	$—
Change in unrealized gains (losses) relating to assets still held at June 30, 2012	—	(2,249)

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(Dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$3,836	$—	$3,836	$—
Premises and equipment	5,035	—	—	5,035
OREO	21,245	—	21,245	—

Total	$30,116	$—	$25,081	$5,035

(Dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$2,346	$—	$2,346	$—
OREO	14,930	—	14,930	—

Total	$17,276	$—	$17,276	$—

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the OMNI, Cameron, and Florida Trust Company acquisitions completed in 2011, as well as the initial measurement of the assets and liabilities acquired from the four FDIC-assisted transactions in 2009 and 2010. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the periods presented unless specifically required by generally accepted accounting principles. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans and core deposit intangible asset).

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $5,531,000 were recorded at their fair value at June 30, 2012. These loans include a reserve of $1,695,000 included in the Company’s allowance for loan losses at June 30, 2012. Impaired non-covered loans with an outstanding balance of $4,532,000 were recorded at their fair value at December 31, 2011. These loans include a reserve of $2,186,000 included in the Company’s allowance for loan losses at December 31, 2011.

During the second quarter of 2012, the Company announced plans to close ten branches during the third and fourth quarters of 2012 as part of its business strategy. The Company has notified customers of these branches and has received the required regulatory approvals to proceed with closure. Seven of the branches are located in Florida, two in Louisiana, and one in Arkansas. Five of these branches are owned by the Company, and five of the branches are leased under operating lease agreements. The five branches owned by the Company had a book value of $7,778,000 at June 30, 2012. The Company reviewed the carrying amount of the owned properties as of June 30, 2012 and concluded it exceeded the fair value of these branches at that date. As a result, the Company recorded an impairment loss in other noninterest expense of $2,743,000 in its consolidated statements of comprehensive income for the three- and six-months ended June 30,

2012. After the impairment loss, the fair value of the branches was $5,035,000 and is included in premises and equipment on the Company’s consolidated balance sheet at June 30, 2012. When these branches close, they will be included in other real estate owned (as real estate acquired for development or resale), a component of other assets on the consolidated balance sheet.

Fair value of the branches was based on a third-party broker opinion of value using both a comparable sales and cash flow approach. The Company did not modify the third-party pricing information for unobservable inputs.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three and six months ended June 30, 2012.

The Company may elect the fair value option, which permits the Company to choose to measure eligible financial assets and liabilities at fair value at specified election dates and recognize prospective changes in unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the six months ended June 30, 2012 and 2011.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment securities

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

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at June 30, 2012 and December 31, 2011, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at June 30, 2012 and December 31, 2011 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at June 30, 2012 and December 31, 2011 for deposits of similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At June 30, 2012 and December 31, 2011, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows as of the dates indicated:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$600,046	$600,046	$573,296	$573,296
Investment securities	2,001,145	2,007,378	1,997,969	2,004,315
Loans and loans held for sale	7,917,081	8,215,815	7,541,050	7,916,049
FDIC loss share receivable	469,923	266,347	591,844	331,946
Derivative instruments	36,458	36,458	32,071	32,071
Accrued interest receivable	30,667	30,667	36,006	36,006

Financial Liabilities
Deposits	$9,415,920	$9,343,899	$9,289,013	$9,262,698
Short-term borrowings	640,768	640,768	395,543	395,543
Long-term debt	417,898	390,853	452,733	418,069
Derivative instruments	41,293	41,293	35,010	35,010
Accrued interest payable	6,026	6,026	6,978	6,978

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”), as of June 30, 2012 and December 31, 2011 and for the three- and six-month periods ended June 30, 2012 and 2011. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

The Company offers commercial and retail banking products and services to customers in locations in six states through IBERIABANK. The Company also operates mortgage production offices in 12 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners, LLC (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, LLC is engaged in the purchase of tax credits.

EXECUTIVE OVERVIEW

During 2011, the Company grew its balance sheet and increased its overall capital position through acquisitions, the opening of new branch locations, and organic growth at many of the Company’s existing branches. The Company completed the OMNI BANCSHARES, Inc. (“OMNI”) and Cameron Bancshares, Inc. (“Cameron”) acquisitions on May 31, 2011 and the Florida Trust Company (“FTC”) asset acquisition on June 14, 2011. In addition, the Company increased its small business lending efforts with the addition of personnel experienced in successfully developing and implementing credit programs focused on small businesses. The Company also diversified its revenue stream through expansion of its fee-based businesses, primarily IMC, LTC, and ICP.

At the end of 2011 and during the first six months of 2012, the Company’s liquidity, both on balance sheet and off balance sheet, continued to be favorable, exhibited by liquidity ratios that exceeded peer levels. Overall, the Company’s liquidity position remained strong, its capital ratios were considerably in excess of “well capitalized” from a regulatory perspective and above peer levels, and its primary risk measures remained favorable, all of which allowed the Company to maintain its strategic positioning within the challenging banking environment and provided a strong base from which to continue to grow its balance sheet and increase shareholder value in 2012.

During the first quarter of 2012, the Company announced the pending acquisition of Florida Gulf Bancorp, Inc. (“Florida Gulf”), the holding company of Florida Gulf Bank, headquartered in Fort Myers, Florida. The pending acquisition will expand the Company’s presence in southwest Florida. The agreement has been approved by the Board of Directors of each company, Florida Gulf’s shareholders, and the Companies’ regulatory agencies and was consummated after the close of business on July 31, 2012.

Balance Sheet Position and Results of Operations

During the first six months of 2012, the Company’s income available to common shareholders totaled $32.0 million, or $1.08 per share on a diluted basis, a 61.1% increase compared to the $19.8 million earned during the same period of 2011. On a per share basis, this represents an increase of 51.0% from the $0.72 per diluted share earned in 2011. On a quarterly basis, the Company earned $0.43 per diluted share in the second quarter of 2012, a 131.0% increase compared to $0.18 per diluted share in the second quarter of 2011. The Company’s net income was $12.6 million for the quarter ended June 30, 2012, an increase of $7.4 million from net income of $5.2 million in the second quarter of 2011. Primary drivers of the increase in earnings over the comparable periods of the prior year include a full quarter of earnings from the net assets acquired from OMNI and Cameron and a decrease in merger-related noninterest expenses. Key components of the Company’s performance during the first six months of 2012 are summarized below.

•

Total assets at June 30, 2012 were $12.1 billion, up $363.2 million, or 3.1%, from December 31, 2011. The increase was primarily the result of growth in the Company’s loan portfolio as a result of organic growth in many of the Company’s markets. The Company’s balance sheet growth was affected by a decrease in both the Company’s loan portfolio covered by Federal Deposit Insurance Corporation (“FDIC”) reimbursement agreements and the related remeasurment of the loss share receivable.

•

Total loans at June 30, 2012 were $7.7 billion, an increase of $348.5 million, or 4.7%, from $7.4 billion at December 31, 2011. Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank (“CSB”), Orion Bank (“Orion”), Century Bank (“Century”), and Sterling Bank (“Sterling”) acquisitions, which are covered by loss share agreements with the FDIC, are significantly different from those assets not similarly covered. Accordingly, the Company reports loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” Organic loan growth during 2012 was driven by an increase in non-covered loans. Total non-covered loans increased $492.8 million, or 8.1%, during the first six months of 2012. Covered loans decreased $144.3 million, or 10.8%, from December 31, 2011, as covered loans were paid down or charged off and submitted for reimbursement.

•

Total customer deposits increased $126.9 million, or 1.4%, from $9.3 billion at December 31, 2011 to $9.4 billion at June 30, 2012. By product type, the Company’s noninterest-bearing deposits increased $166.1 million, or 11.2%, while interest-bearing deposits decreased $39.2 million, or 0.5%. The Company grew interest-bearing demand deposits, but the growth was more than offset by the decrease in time deposits of 11.8% from December 31, 2011. The decline in time deposits is the result of the Company’s effort to prudently manage the profitability of the deposit base with liquidity needs. Although deposit competition remained intense through the first two quarters of 2012, the Company was able to generate strong growth across its many other deposit products. Organic deposit growth was driven by growth in the Company’s Houston, Texas, Lafayette, Louisiana, and Baton Rouge, Louisiana markets.

•

Shareholders’ equity increased $12.4 million, or 0.8%, from December 31, 2011 to $1.5 billion at June 30, 2012. The increase was the result of net income of $32.0 million, offset partially by $20.0 million in dividends paid on the Company’s common stock during the period.

•

Net interest income increased $17.2 million, or 22.7%, in the second quarter of 2012 when compared to the same period of 2011. This increase was attributable to a $12.2 million increase in interest income, primarily from acquired and organic loan growth, and a $5.0 million, or 23.9%, decrease in interest expense. Interest income was positively affected by a $1.2 billion increase in average earning assets, due primarily to the full inclusion of OMNI and Cameron earning assets in the current quarter. In the second quarter of 2011, OMNI and Cameron earning assets were included in the Company’s operating results for one month. Compared to the second quarter of 2011, the Company’s net interest margin ratio on a tax-equivalent basis increased 31 basis points to 3.59% from 3.28% due primarily to a 33 basis point decrease in the cost of interest-bearing liabilities from the second quarter of 2011.

•

Noninterest income increased $10.7 million, or 34.5%, for the second quarter of 2012 when compared to the same 2011 period. The increase was primarily driven by an $8.7 million increase in gains on the sale of mortgage loans held for sale. Increases of $0.8 million in title insurance income and $0.5 million in broker commissions also contributed to the increase from 2011.

•

Additional expenses incurred due to the expanded size of the Company drove the increase in noninterest expenses in 2012 over the second quarter of 2011. Noninterest expense in 2012 was also higher as a result of various projects designed to enhance the Company’s operational efficiency and improve profitability that led to high professional fees. Quarter-to-date noninterest expense increased $16.3 million, or 17.6%, in 2012. The increase in total noninterest expense was attributed to higher salary and employee benefit costs of $12.1 million, as well as increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint. In addition to personnel and other costs related to the expanding size of the Company, noninterest expenses were driven higher in 2012 by professional services expenses, as well as increased marketing and business development expenses as the Company expands its business operations.

•

During the second quarter of 2012, the Company incurred costs associated with the pending acquisition of Florida Gulf, conversions, branch closures, severance, and process improvements that affected the Company’s net income and per-share earnings for the three and six months ended June 30, 2012. The Company incurred these costs to improve its long-term operating efficiency, risk-adjusted profitability, and long-term growth prospects. The Company also announced plans to consolidate and enhance underperforming branches, elevate sales effectiveness and improve efficiency. The total cost of these initiatives affected total noninterest expense and is discussed in further detail below.

•

The Company recorded a provision for loan losses of $8.9 million during the current quarter, 11.0% lower than the $10.0 million provision recorded in the corresponding 2011 period. For the first six months of 2012, the provision for loan losses was $11.8 million, 24.0% lower than the first six months of 2011. The provision thus far in 2012 was primarily the result of loan growth from December 31, 2011 and provision recorded on the Company’s covered and acquired loan portfolios, as the Company had legacy net charge-offs of only $2.4 million during the first six months of 2012. As of June 30, 2012, the allowance for loan losses as a percent of total loans was 2.42%, compared to 2.62% at December 31, 2011.

•

The Company paid a quarterly cash dividend of $0.34 per common share, consistent with the dividend paid in the second quarter of 2011. The Company’s dividend payout ratio to common shareholders was 79.9% and 198.1% for the three months ended June 30, 2012 and 2011, respectively.

The Company’s focus is that of a high performing institution. Management believes that improvement in core earnings drives shareholder value, and the Company has adopted a mission statement that is designed to provide guidance for our management, associates and Board of Directors regarding the sense of purpose and direction of the Company. We are shareholder- and client-focused, expect high performance from our associates, believe in a strong sense of community and strive to make the Company a great place to work.

During 2012, the Company continued to execute its business model successfully, as evidenced by solid organic loan and deposit growth during the first six months of 2012, despite the challenges of the current operating environment, which include enhanced regulatory scrutiny and continued interest rate pressure. The Company believes it remains well positioned for future growth opportunities, as evidenced by its liquidity, core funding, and capitalization levels. Additional discussion of the Company’s financial condition and results of operations follows.

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $10.6 billion during the quarter ended June 30, 2012, a $257.2 million, or 2.5%, increase when compared to the fourth quarter of 2011, and a $1.2 billion, or 12.2%, increase over the second quarter of 2011. For the six months ended June 30, 2012, earning assets increased $1.3 billion, or 13.5%, from the same period of 2011. The increases from the prior periods were primarily the result of earning assets acquired during 2011. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $348.5 million, or 4.7%, to $7.7 billion at June 30, 2012, compared to $7.4 billion at December 31, 2011. The increase was driven by non-covered loan growth of $492.8 million during the first six months of 2012, but was tempered by a decrease in loans covered by loss share agreements of $144.3 million, or 10.8%. By loan type, the increase was primarily from commercial loan growth of $255.7 million and consumer loan growth of $173.4 million during 2012, 4.8% and 11.4% higher than at the end of 2011.

The major categories of loans outstanding at June 30, 2012 and December 31, 2011 are presented in the following table, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI and Cameron. The carrying amount of the covered loans and loans acquired from OMNI and Cameron consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e. loans performing at the time of acquisition) as detailed in the following table.

(In thousands)	Commercial		Mortgage		Consumer and Other
June 30, 2012	Real Estate	Business	1-4 Family	Construction	Indirect	Home Equity	Credit Card	Other	Total

Covered loans
Impaired (1)	$4,789	$2,483	$30,089	$—	$—	$24,835	$—	$—	$62,196
Performing (1)	648,565	123,198	153,479	—	—	193,001	826	8,882	1,127,951

Total covered loans	653,354	125,681	183,568	—	—	217,836	826	8,882	1,190,147

Non-covered loans
Acquired loans
Impaired (1)	34,118	560	—	—	98	4,764	—	109	39,649
Performing (1)	341,662	69,747	937	—	7,406	55,994	—	10,209	485,955

Total non-covered acquired loans	375,780	70,307	937	—	7,504	60,758	—	10,318	525,604

Other non-covered loans	2,284,729	2,110,172	224,802	9,482	302,351	881,305	45,693	162,227	6,020,761

Total non-covered loans	2,660,509	2,180,479	225,739	9,482	309,855	942,063	45,693	172,545	6,546,365

Total	$3,313,863	$2,306,160	$409,307	$9,482	$309,855	$1,159,899	$46,519	$181,427	$7,736,512

(In thousands)	Commercial		Mortgage		Consumer and Other
December 31, 2011	Real Estate	Business	1-4 Family	Construction	Indirect	Home Equity	Credit Card	Other	Total

Covered loans
Impaired (1)	$23,127	$4,053	$31,809	$—	$—	$30,267	$—	$116	$89,372
Performing (1)	704,841	144,825	184,465	—	—	204,707	969	5,270	1,245,077

Total covered loans	727,968	148,878	216,274	—	—	234,974	969	5,386	1,334,449

Non-covered loans
Acquired loans
Impaired (1)	4,320	26,531	—	—	17	1,247	—	2,865	34,980
Performing (1)	496,766	68,785	4,514	—	11,424	74,474	—	13,219	669,182

Total non-covered acquired loans	501,086	95,316	4,514	—	11,441	75,721	—	16,084	704,162

Other non-covered loans	2,089,928	1,801,180	262,456	16,143	250,455	750,742	47,763	130,759	5,349,426

Total non-covered loans	2,591,014	1,896,496	266,970	16,143	261,896	826,463	47,763	146,843	6,053,588

Total	$3,318,982	$2,045,374	$483,244	$16,143	$261,896	$1,061,437	$48,732	$152,229	$7,388,037

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than consumer and mortgage loans. Total commercial loans increased $255.7 million, or 4.8%, during the first six months of 2012, with $353.5 million in non-covered loan growth and a decrease in covered commercial loans of $97.8 million, or 11.2%. The Company’s focus on growing its commercial loan portfolio continued in 2012 as commercial loans were 73% of the total loan portfolio at June 30, 2012.

The Company’s investment in commercial real estate loans decreased by $5.1 million during 2012, and was primarily the result of a decrease in covered commercial real estate loans of $74.6 million. At June 30, 2012, commercial real estate loans totaled $3.3 billion, or 42.8% of the total loan portfolio, compared to 44.9% at December 31, 2011. Non-covered commercial real estate loans increased $69.5 million, or 2.7%. Lafayette, Louisiana, Birmingham, Alabama, Memphis, Tennessee, and Houston, Texas markets experienced the largest growth in their commercial loan portfolios, but that growth was offset by a decrease in balances in some of the Company’s other markets, the result primarily of payments on existing loans. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80%. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of June 30, 2012, the Company’s commercial business loans totaled $2.3 billion, or 29.8% of the Company’s total loan portfolio. This represents a $260.8 million, or 12.8%, increase from December 31, 2011, and is the result of the Company’s focused efforts to grow its business loan portfolio. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be structured as term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

On a market basis, growth in the non-covered portfolio was driven by the Company’s newer markets, including Mobile, Alabama, which grew its commercial loan portfolio $35.1 million, or 25.0%, since the end of 2011, and Houston, Texas, which increased its commercial loan portfolio 22.5%, or $118.9 million, in 2012. The Huntsville, Alabama market also contributed loan growth of $33.6 million since 2011. In the Company’s more mature markets, New Orleans, Louisiana’s commercial loans grew $28.3 million, or 2.6%, and Birmingham, Alabama’s commercial loans grew $60.2 million, or 28.3%. Offsetting these increases was a decrease in the Northeast Arkansas market, due primarily to loan payments.

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

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing released basis and recognize the associated fee income rather than assume the interest rate risk associated with these longer term assets. The Company retains servicing on a portion of these loans upon sale. Total residential mortgage loans decreased $80.6 million, or 16.1%, compared to December 31, 2011. Of the total mortgage loan decrease since December 31, 2011, $47.9 million, or 59.4%, was a result of a decrease in non-covered mortgage loans as existing loans were paid down and most of the new mortgage loan originations were sold.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At June 30, 2012, $1.7 billion, or 21.9%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $1.5 billion, or 20.6%, at the end of 2011. The $173.4 million increase in total consumer loans compared to December 31, 2011 was driven by home equity loan growth of $98.5 million and indirect automobile loan growth of $48.0 million.

Consistent with 2011, home equity loans comprised the largest component of the Company’s consumer loan portfolio at June 30, 2012. The balance of home equity loans increased 9.3% during the first two quarters of 2012 to $1.2 billion at June 30, 2012. Non-covered home equity loans increased $115.6 million during the first six months of 2012. The increase in home equity loans is a result of the Company’s continued focus on expanding its total consumer portfolio through its additional investment in its consumer business, as well as increased activity from its existing clients. The Company’s sales and marketing efforts thus far in 2012 have contributed to the 14.0% growth in non-covered home equity loans since December 31, 2011.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. The balance of indirect automobile loans increased 18.3% during 2012, from $261.9 million at December 31, 2011 to $309.9 million at June 30, 2012, as the Company retained its focus on prime or low risk paper. The indirect portfolio increased to 4.0% of the total loan portfolio. The increase in the Company’s indirect automobile portfolio can be attributed to a couple primary factors. During the latter part of 2011 and into 2012, the Company began to sign new dealers after limiting new business during the previous years due to a weakened economy. In addition, the Company has adjusted its interest rates on these loans to be more aligned with its competitors, which has provided the Company an opportunity to recapture some market share.

The remainder of the consumer loan portfolio at June 30, 2012 was composed of direct automobile loans and other personal loans, and comprised 2.3% of the overall loan portfolio. At the end of the second quarter of 2012, the Company’s direct automobile loans totaled $49.4 million, a $10.8 million increase over December 31, 2011, and the Company’s other personal consumer loans were $132.0 million, a 16.2% increase from December 31, 2011. The increase in the Company’s personal consumer loans was driven by loan growth in consumer lines of credit and installment construction loans.

The Company’s credit card loans totaled $46.5 million at June 30, 2012, a 4.5% decrease from December 31, 2011. The decrease in credit card loans was a result of a continued decline in credit card balances from a high of $48.7 million at the end of 2011. Quarter-to-date average credit card balances have decreased from $47.5 million in the fourth quarter of 2011 to $46.9 million and $46.8 million in the first and second quarters of 2012, respectively.

Mortgage Loans Held for Sale

Loans held for sale increased $27.6 million, or 18.0%, to $180.6 million at June 30, 2012, compared to $153.0 million at December 31, 2011. The increase in the balance during 2012 was a result of an increase in origination activity during the six-month period. The Company has originated $1.0 billion in mortgage loans thus far in 2012.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At June 30, 2012, the Company has $2.8 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $1.5 million for the potential repurchases at June 30, 2012. During the first six months of 2012, an insignificant number of loans have been returned to the Company.

Asset Quality

Over time, the Company’s loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is the potential for a higher level of return for investors, but also the potential for higher charge-off and nonperforming levels. As a result, in previous years management has tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewritten the loan policy and developed an internal loan review function to address the changing risk of the Company’s loan portfolio. As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Despite declines in asset quality in certain portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to its peers. Management also believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. During the first six months of 2012, overall asset quality improved from December 31, 2011, as the Company had fewer past due loans and nonperforming assets. Consistent with prior years, the Company’s purchase and assumption of assets and liabilities of CSB, Orion, Century, and Sterling significantly impacted overall asset quality. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department administers delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings as necessary. Commercial loans of the Company are periodically reviewed through a loan review process. All other loans are also subject to loan review through a periodic sampling process. The Company exercises significant judgment in determining the risk classification of its commercial loans.

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Loan Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on nonaccrual status, the future accrual of income ceases and previously accrued but unpaid interest for the current year is deducted from interest income. Prior year interest is charged-off to the allowance for loan losses.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold, and is carried at the balance of the loan at the time of acquisition (or the pro-rata carrying value of acquired loans) or at estimated fair value less estimated costs to sell, whichever is less.

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

Nonperforming Assets

The Company defines nonperforming assets as nonaccrual loans, accruing loans more than 90 days past due, OREO and foreclosed property. Management continually monitors loans and transfers loans to nonaccrual status when warranted.

Due to the significant difference in the accounting for covered loans and related loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans with loss share agreements had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These covered loans, as well as acquired loans from OMNI and Cameron, are accounted for on a pool basis, and these pools are considered to be performing. Purchased loans with loss share agreements and loans acquired from OMNI and Cameron in 2011 were not classified as nonperforming assets at June 30, 2012 or December 31, 2011 in the tables and discussion below, as these loans are considered to be performing. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans. Therefore, management has included asset quality measures that exclude these loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements and excluding the acquired OMNI and Cameron loan portfolios totaled $66.8 million at June 30, 2012, a decrease of $10.9 million, or 14.0%, from December 31, 2011. The decrease in total nonperforming assets was primarily the result of a $6.9 million, or 12.7%, decrease in nonaccrual loans, but also included a $2.7 million decrease in OREO and a $1.3 million, or 68.9%, decrease in accruing loans past due more than 90 days. The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days and TDRs, as of June 30, 2012 and December 31, 2011.

NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	June 30, 2012	December 31, 2011	Increase/ (Decrease)

Nonaccrual loans:
Commercial and business banking	$33,360	$42,655	$(9,295)	(21.8)%
Mortgage	5,926	4,910	1,016	20.7
Consumer and credit card	8,257	6,889	1,368	19.9

Total nonaccrual loans	47,543	54,454	(6,911)	(12.7)

Accruing loans 90 days or more past due	573	1,841	(1,268)	(68.9)

Total nonperforming loans (1)	48,116	56,295	(8,179)	(14.5)

OREO and foreclosed property	18,681	21,382	(2,701)	(12.6)

Total nonperforming assets (1)	66,797	77,677	(10,880)	(14.0)

Troubled debt restructurings in compliance with modified terms(2)	669	55	614	1,108.3

Total nonperforming assets and troubled debt restructurings (1)	$67,466	$77,732	(10,266)	(13.2)%

Nonperforming loans to total loans (1)(3)	0.80%	1.05%
Nonperforming assets to total assets (1)(3)	0.68%	0.86%
Nonperforming assets and troubled debt restructurings to total assets (1)(3)	0.69%	0.86%
Allowance for loan losses to nonperforming loans (3)(4)	161.47%	132.98%
Allowance for loan losses to total loans(3)(4)	1.29%	1.40%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)

Troubled debt restructurings in compliance with modified terms for June 30, 2012 and December 31, 2011 above do not include $21,961,000 and $23,898,000 in troubled debt restructurings included in total nonaccrual loans above.

(3)	Total loans and total assets exclude loans and assets covered by FDIC loss share agreements and OMNI and Cameron acquired loans discussed below.
(4)	The allowance for loan losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Nonperforming loans were 0.80% of total non-covered loans at June 30, 2012, 25 basis points lower than at December 31, 2011. If covered loans and acquired loans accounted for in pools that meet nonperforming criteria are included, nonperforming loans would have been 8.20% of total loans at June 30, 2012 and 10.13% at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans was 161.5% at June 30, 2012 and 133.0% at December 31, 2011. Including covered loans and pooled loans, the allowance coverage of total loans before application of covered loan discounts would have been 2.42% at June 30, 2012 and 2.62% at December 31, 2011.

Nonperforming asset balances as a percentage of total assets have remained at relatively low levels. Total nonperforming assets were 0.68% of non-covered assets at June 30, 2012, 18 basis points below December 31, 2011. As a result of the improvement in asset quality, the Company reduced its reserve for loan losses as a percentage of total loans by 11 basis points to 1.29% at June 30, 2012.

Loans defined as TDRs not included in nonperforming assets increased to $0.7 million at the end of the second quarter of 2012. Total TDRs not covered by loss share agreements totaled $22.6 million at June 30, 2012, $1.3 million, or 5.5%, lower than December 31, 2011. 14 credits totaling $3.7 million were added as TDRs since year-end, but these additions were offset by loan payments and charge-offs in the past six months.

The Company had gross chargeoffs on non-covered loans of $4.2 million during the six months ended June 30, 2012. Offsetting these chargeoffs were recoveries of $1.8 million. As a result, net chargeoffs on non-covered loans during the first six months of 2012 were $2.4 million, or 0.08% of average loans, as compared to net chargeoffs of $1.0 million, or 0.03%, for the same period of 2011. Net chargeoffs were significantly affected by one large commercial recovery during the first quarter of 2011.

At June 30, 2012, excluding loans covered by the FDIC loss share agreements, the Company had $191.4 million of assets classified as substandard, $9.5 million of assets classified as doubtful, and no assets classified as loss. At such date, the aggregate of the Company’s classified assets amounted to 1.66% of total assets, 2.60% of total loans, and 3.07% of non-covered loans. At December 31, 2011, the aggregate of the Company’s classified assets, $199.9 million, was 1.75% of total assets, 2.79% of total loans, and 3.40% of non-covered loans. The decrease in total classified assets was a result of credit improvements, primarily in the Company’s commercial portfolio. A reserve for loan losses has been recorded for all substandard loans at June 30, 2012 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $156.3 million of loans classified special mention at June 30, 2012, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. Special mention loans decreased $50.1 million, or 24.3%, from December 31, 2011, also the result of an overall improvement in the credit quality of commercial loans.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the previous year.

At June 30, 2012, total past due loans excluding covered loans were 1.03% of total loans, a decrease of 33 basis points from December 31, 2011. Including covered loans, loans past due 30 days or more would have been 8.38% of total loans before discount adjustments at June 30, 2012 and 10.57% at December 31, 2011. Past due loans by portfolio are presented in the following table.

PAST DUE LOANS TO TOTAL LOANS

	June 30, 2012	December 31, 2011
IBERIABANK Corporation (Excluding FDIC Covered Loans)
30+ days past due	0.31%	0.47%
Non-accrual loans	0.72%	0.89%

Total past due loans	1.03%	1.36%

Past due non-covered loans (including nonaccrual loans) decreased $14.5 million, or 17.4%, from December 31, 2011. Additional information on the Company’s non-covered past due loans is presented in the following table.

PAST DUE LOAN SEGREGATION

(Dollars in thousands)	June 30, 2012			December 31, 2011
	Legacy	Acquired from OMNI and Cameron	Total	Legacy	Acquired from OMNI and Cameron	Total
IBERIABANK Corporation (Excluding FDIC Covered Loans)

Accruing loans
30-59 days past due	$8,407	$6,420	$14,827	$7,329	$11,242	$18,571
60-89 days past due	2,926	1,307	4,233	1,786	4,845	6,631
90-119 days past due	104	421	525	1,017	1,270	2,287
120 days past due or more	470	280	750	824	645	1,469

Total Accruing Loans	11,907	8,428	20,335	10,956	18,002	28,958
Nonaccrual loans	47,543	—	47,543	54,454	—	54,454

Total past due loans	$59,450	$8,428	$67,878	$65,410	$18,002	$83,412

The $15.5 million decrease in legacy past due loans was the result of a $6.9 million decrease in nonaccrual loans and a decrease in accruing loans past due of $8.6 million, or 29.8%, from 2011. Commercial nonaccrual loans decreased $9.3 million, but consumer and mortgage nonaccrual loans increased $1.4 million and $1.1 million, respectively, since December 31, 2011. The increase in consumer nonaccrual loans was a result of the placement of past due consumer loans on nonaccrual status during the first and second quarters of 2012 in response to their past due status. The movement of these loans to nonaccrual status in the current quarter helped to drive the decrease in accruing consumer loans past due (excluding past due loans acquired from OMNI and Cameron) from December 31, 2011, from $6.4 million to $4.6 million, a 28.2% decrease. Consumer loans past due acquired from OMNI and Cameron decreased $2.6 million, or 59.4%, thus far in 2012.

In the Company’s non-covered commercial loan portfolio, total accruing loans past due decreased $5.2 million, or 32.9%, from December 31, 2011. The total decrease was a result of the improvement in asset quality in the Company’s acquired portfolios, as past due commercial loans acquired in 2011 decreased $7.0 million, or 52.7%. The $1.8 million increase in non-covered commercial loans not acquired from OMNI and Cameron was driven by a $2.4 million increase in commercial loans past due less than 60 days and not an overall decline in commercial loan quality.

Total non-covered mortgage loans past due increased $0.9 million, or 36.6%, during the first six months of 2012, with 98.9% of that increase in non-acquired mortgage loans. Although asset quality has declined in the mortgage portfolio, 84.0% of the past due loans were past due less than 90 days, including 36.2% past due less than 60 days. At December 31, 2011, those percentages were 49.0% and 33.9%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues. Asset quality in the acquired mortgage loan portfolio remained consistent with December 31, 2011.

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

Although covered loans are not included in the Company’s nonperforming assets, in accordance with bank regulatory reporting standards, both acquired loans considered impaired at the time of acquisition and those performing at the time of acquisition that meet the Company’s definition of a nonperforming loan at each balance sheet date are discussed below. Included in the discussion are all covered loans that are contractually past due based on the number of days past due. Certain measures of the asset quality of covered loans are discussed below. Loan balances are reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. Because of the loss share agreements, balances discussed below are for general comparative purposes only and do not represent the Company’s risk of loss on covered assets. Because these assets are covered by the loss share agreements with the FDIC, at least 80% and up to 95% of incurred losses are reimbursable from the FDIC.

Total covered loans past due at June 30, 2012 totaled $569.0 million before discounts, a decrease of $144.9 million, or 20.3%, from December 31, 2011. Past due loans at the end of the second quarter of 2012 included $534.7 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $34.3 million in accruing loans past due greater than 30 days. Of the $34.3 million in accruing loans past due, $27.3 million, or 79.6%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $144.9 million decrease in covered loans past due, loans past due 30 to 89 days decreased $33.9 million, or 55.4%, while nonperforming loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of nonaccrual loans) decreased $111.0 million, or 17.0%. The decrease in nonperforming loans was a result of a decrease of $18.3 million, or 72.3%, in accruing loans past due 90 or more days and a decrease of $92.7 million, or 14.8%, in nonaccrual loans. These decreases were a result primarily of payments on the loan balances during the current year.

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

Loans acquired between 2009 and 2011 (the CSB, Orion, Century, Sterling, OMNI, and Cameron acquisitions) were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future loan losses. Under current accounting principles, information regarding the Company’s estimates of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses expected in the loan portfolio at the acquisition date, it will retroactively reduce or eliminate the gain and/or increase goodwill recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. Subsequent to the purchase date, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan or loan pool and compares the total expected cash flow of the loan or loan pools to the book value of the loan pools. If the present value of the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the FDIC loss share receivable, if applicable. At June 30, 2012, the Company had an allowance for loan losses of $105.8 million to reserve for probable losses currently in the covered loan portfolio arising after the losses estimated at the respective acquisition dates. In addition, during the six months ended June 30, 2012, the Company recorded an allowance for loan losses of $3.8 million to reserve for probable losses currently in the non-covered acquired loan portfolios that have arisen after the losses estimated at the respective acquisition dates. Because the Company has addressed deterioration in both the covered loan and non-covered acquired portfolios on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool after all impairment, if any, is recaptured for the respective pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at June 30, 2012 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following tables set forth the activity in the Company’s allowance for loan losses for the periods indicated.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011

Balance, beginning of period	$193,761	$136,100

Provision charged to operations	11,752	15,461
Provision recorded through the FDIC loss share receivable	10,633	26,706
Decrease in balance for transfer of acquired loans to OREO	(12,997)	(7,325)

Charge-offs:
Commercial and business banking	(14,734)	(1,521)
Mortgage	(376)	(140)
Consumer	(2,570)	(4,301)

Total charge-offs	(17,680)	(5,962)

Recoveries:
Commercial and business banking	732	3,493
Mortgage	21	149
Consumer	1,063	1,366

Total recoveries	1,816	5,008

Net charge-offs	(15,864)	(954)

Balance, end of period	$187,285	$169,988

Allowance for loan losses to nonperforming assets (1) (2)	116.3%	51.9%
Allowance for loan losses to total loans at end of period(2)	1.29%	1.26%
Net charge-offs to average loans (3)	0.08%	0.05%

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include the allowance allocated to covered assets and acquired loans.
(3)	Net charge-offs exclude charge-offs and recoveries on covered loans and acquired loans.

(Dollars in thousands)	June 30, 2012
		Non-covered loans
	Covered Loans	Excluding Acquired Loans	Acquired Loans	Total

Balance, beginning of period	$118,900	$74,861	—	$193,761
Provision for loan losses before benefit attributable to FDIC loss share agreements	12,815	5,275	4,295	22,385
Benefit attributable to FDIC loss share agreements	(10,633)	—	—	(10,633)

Net provision for loan losses	2,182	5,275	4,295	11,752

Increase in FDIC loss share receivable	10,633	—	—	10,633

Transfer of balance to OREO	(12,689)	—	(308)	(12,997)

Loan Charge-offs	(13,283)	(4,236)	(161)	(17,680)

Recoveries	19	1,795	2	1,816

Balance, end of period	$105,762	$77,695	3,828	$187,285

(Dollars in thousands)	June 30, 2011
		Non-covered loans
	Covered Loans	Excluding Acquired Loans	Acquired Loans	Total

Balance, beginning of period	$73,640	$62,460	—	$136,100
Provision for loan losses before benefit attributable to FDIC loss share agreements	31,115	11,052	—	42,167
Benefit attributable to FDIC loss share agreements	(26,706)	—	—	(26,706)

Net provision for loan losses	4,409	11,052	—	15,461

Increase in FDIC loss share receivable	26,706		—	26,706

Transfer of balance to OREO	(7,325)	—	—	(7,325)

Loan Charge-offs	(225)	(5,737)	—	(5,962)

Recoveries	510	4,498	—	5,008

Balance, end of period	$97,715	$72,273	—	$169,988

The allowance for loan losses was $187.3 million at June 30, 2012, or 2.42% of total loans, $6.5 million lower than at December 31, 2011. The allowance as a percentage of loans was 20 basis points below the 2.62% at December 31, 2011.

The decrease in the allowance was primarily related to decreased reserves on the covered loan portfolio at June 30, 2012. The allowance for loan losses on covered loans decreased $13.1 million from December 31, 2011 and was primarily a result of the closure of one commercial loan pool. With the closure of the loan pool, the remaining recorded investment in the loan pool was charged off against the allowance recorded for the loan pool. Expected cash flows on certain of the Company’s acquired loan pools changed during 2012, and thus the reserve was adjusted during the first six months of 2012 to cover the additional expected losses in these portfolios. On a gross basis, the Company recorded an additional $12.8 million in the current year to reserve for these estimated cash flow changes. The allowance on covered loans was reduced, however, by $12.7 million when loan collateral was moved to OREO during 2012 and by $13.3 million for net charge-off activity. Excluding the loan pool closure noted above, the Company’s net charge-off activity was only $0.2 million on its covered loan portfolio.

The allowance for loan losses on the non-covered portion of the Company’s loan portfolio increased primarily due to loan growth during the first six months of 2012, as asset quality improved over the prior year. The non-covered allowance for loan losses also includes a reserve of $3.8 million on the Company’s non-covered acquired loans to reserve for losses probable in those portfolios at June 30, 2012 above estimated expected credit losses at acquisition.

Despite the decrease in the allowance balance during 2012, the allowance for loan losses covers 161.5% of nonperforming loans. The allowance for loan losses on non-covered loans covers total past due loans 73.1% at June 30, 2012, an increase compared to the December 31, 2011 coverage of 62.0%. Excluding acquired OMNI and Cameron loans, the Company’s allowance covered past due loans 1.3 times at June 30, 2012.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $121.9 million, or 20.6%, during the first six months of 2012 as the Company claimed reimbursements from the FDIC resulting from loan charge-offs, OREO sales, and OREO write-downs, included in other assets discussed below. The loss share receivable also decreased as a result of amortization during the first six months of 2012. Offsetting the decreases was a $10.6 million increase to account for a decrease in expected cash flows from original loss estimates on some of the Company’s covered loan pools.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

FDIC LOSS SHARE RECEIVABLE ACTIVITY

(Dollars in thousands)	For the Six Months Ended June 30,
	2012	2011

Balance, beginning of period	$591,844	$726,871
Increase due to loan loss provision recorded on FDIC covered loans	10,633	26,706

Amortization	(56,411)	(40,228)
Submission of reimbursable losses to the FDIC	(72,527)	(48,416)
Other	(3,616)	5,532

Balance, end of period	$469,923	$670,465

Investment Securities

Investment securities increased by $3.2 million to $2.0 billion at June 30, 2012. The increase was due to purchases of investment securities during the six-month period, but was offset by sales of available for sale investments and maturities and calls of both available for sale and held to maturity investments during 2012. As a percentage of total assets, investment securities decreased to 16.5% of total assets at June 30, 2012 from 17.0% at December 31, 2011. Investment securities were 18.8% of average earnings assets in the current quarter and 21.6% in the second quarter of 2011.

The following table shows the carrying values of securities by category as of June 30, 2012 and December 31, 2011.

CARRYING VALUE OF SECURITIES

(Dollars in thousands)	June 30, 2012		December 31, 2011

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$285,713	14%	$342,488	17%

Obligations of state and political subdivisions	133,679	7	143,805	7
Mortgage backed securities	1,391,799	70	1,317,374	66
Other securities	1,555	—	1,538	—

Total securities available for sale	1,812,746	91	1,805,205	90

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	80,008	4	85,172	4
Obligations of state and political subdivisions	81,688	4	81,053	4
Mortgage backed securities	26,703	1	26,539	2

Total securities held to maturity	188,399	9	192,764	10

Total investment securities	$2,001,145	100%	$1,997,969	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At June 30, 2012 and December 31, 2011, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2012. There were no transfers of securities between investment categories during the year.

INVESTMENT PORTFOLIO ACTIVITY

(Dollars in thousands)	Available for Sale	Held to Maturity
Balance, beginning of period	$1,805,205	$192,764
Purchases	697,042	24,056
Sales, net of gains	(149,697)	—
Principal maturities, prepayments and calls, net of gains	(528,943)	(27,770)
Amortization of premiums and accretion of discounts	(9,298)	(651)
Increase (Decrease) in market value	(1,563)	—
Other-than-temporary impairment	—	—

Balance, end of period	$1,812,746	$188,399

Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis at December 31, 2011, the Company recorded an other-than-temporary impairment charge of $0.5 million during the fourth quarter of 2011 on one unrated revenue municipal bond. During the year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The additional charge in 2011 brought the total impairment to 52% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but noted the bond continues to have insurance coverage from one of the remaining monoline insurers and the Company is current on its receipt of interest related to the bonds. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at June 30, 2012 and December 31, 2011.

Note 5 of the footnotes to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $25.2 million, or 6.6%, from $379.1 million at December 31, 2011 to $404.3 million at June 30, 2012. The primary cause of the increase was deposit growth during the quarter providing available funds to the Company to fund loan growth and pay down its short-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances as of June 30, 2012 and December 31, 2011.

OTHER ASSETS COMPOSITION

(Dollars in thousands)			Increase/ (Decrease)
	June 30, 2012	December 31, 2011	Amount	Percent
Other Earning Assets
FHLB and FRB stock	$61,176	$60,155	$1,021	1.7%
Fed funds sold	—	—	—	—
Other interest-bearing assets (1)	3,412	3,412	—	—

Total earning assets	64,588	63,567	1,021	1.6%

Non-Earning Assets
Premises and equipment	291,718	285,607	6,111	2.1%
Bank-owned life insurance	98,731	96,876	1,855	1.9
Goodwill	366,084	369,811	(3,727)	(1.0)
Core deposit intangibles	21,572	24,021	(2,449)	(10.2)
Title plant and other intangible assets	7,782	7,911	(129)	(1.6)
Accrued interest receivable	30,667	36,006	(5,339)	(14.8)
Other real estate owned	129,917	125,046	4,871	3.9
Derivative assets	36,458	32,071	4,387	13.7
Receivable due from the FDIC	6,550	11,363	(4,813)	(42.4)
Investment in new market tax credit entities	116,945	118,247	(1,302)	(1.1)
Other	149,196	77,004	72,192	93.8

Total Other Assets	$1,320,208	$1,247,530	$72,678	5.8%

(1)	Other interest-bearing assets are composed primarily of trust preferred common securities.

The $1.0 million increase in FHLB and FRB stock was the result of $15.7 million in stock purchases thus far in 2012, offset by $14.7 million in repurchases of stock during 2012. The repurchases are mandatory for eligible stock based on FHLB regulations.

Fed funds sold represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. There were no fed funds sold at June 30, 2012 or December 31, 2011.

The $6.1 million increase in premises and equipment in the first six months of 2012 was a result of capitalized expenditures at the Company’s branches during the current year. The investment in additional branch property is part of the Company’s growth strategy and expansion into new markets.

The $1.9 million increase in the Company’s bank-owned life insurance balance was a result of the income earned on policies during 2012.

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

The $2.4 million decrease in core deposit intangibles was due to amortization expense during the first six months of 2012.

The $5.3 million decrease in accrued interest receivable from December 31, 2011 was attributable to both the timing of interest payments during the year and the decrease in the yields on variable-rate earning assets.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $4.9 million increase in the Company’s OREO balance from December 31, 2011 was a result of the foreclosures of numerous OREO properties during 2012. The additional properties were the Company’s properties covered by loss share agreements. Covered OREO properties increased $8.6 million, or 10.1%, during the first six months of 2012. Non-covered OREO decreased $3.7 million, or 9.1%, and was primarily a result of the sale of properties during the six-month period ended June 30, 2012.

The $4.4 million increase in the market value of the Company’s derivatives was primarily attributable to the fair value adjustment on the Company’s existing derivatives during 2012. The total change in market value was also a result of additional customer derivative and equity-indexed CD derivative product agreements.

The balance due to the Company from the FDIC from claims associated with the loss share agreements decreased $4.8 million during the first two quarters of 2012. The decrease in the balance was a result of the repayment from the FDIC of losses submitted at December 31, 2011. The Company’s submission of losses has continued to slow as many loan pools have shown improvement in cash flows. The balance due from the FDIC includes the reimbursable portion of incurred losses and reimbursable expenses.

The $1.3 million decrease in the Company’s investments in new market tax credits is a result of the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $72.2 million increase in other assets since December 31, 2011 was primarily the result of an increase in receivables of $71.8 million due to the sale of investment securities prior to June 30, 2012 that had not settled as of that date. The Company’s current income tax receivable decreased by $1.0 million during 2012 as a result of the income earned during the first two quarters of 2012. Additionally, the Company’s total prepaid assets decreased $3.4 million, with the largest decrease coming in the Company’s prepaid FDIC insurance assessment as the Company incurred $3.9 million in insurance expense during the first six months of 2012. Offsetting the decrease in prepaid deposit insurance was an increase in the prepayment of the Company’s equipment maintenance contracts and property and share taxes in certain tax jurisdictions.

There was no significant change in the Company’s other interest-bearing assets or title plant balances since December 31, 2011.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of 2012.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first six months of 2012, total deposits increased $126.9 million, or 1.4%, totaling $9.4 billion at June 30, 2012, as total noninterest-bearing deposits increased $166.1 million and interest-bearing deposits decreased $39.2 million, or 0.5%, from December 31, 2011. Increases in the Company’s core deposit products were offset by a continued decline in total time deposits, as higher-priced certificates of deposit (“CDs”) matured and were not renewed due to continued rate reductions.

The following table sets forth the composition of the Company’s deposits as of June 30, 2012 and December 31, 2011.

DEPOSIT COMPOSITION

(Dollars in thousands)	June 30, 2012		December 31, 2011
Noninterest-bearing deposits	$1,651,154	18%	$1,485,058	16%
NOW accounts	1,989,876	21	1,876,797	20
Savings and money market	3,529,060	37	3,381,502	36
Certificates of deposit	2,245,830	24	2,545,656	28

Total deposits	$9,415,920	100%	$9,289,013	100%

From a product perspective, interest-bearing deposits decreased 0.5%, driven by a $299.8 million, or 11.8%, decrease in total certificates of deposit. Growth of $260.6 million, or 5.0%, in transaction and limited transaction accounts partially offset the deposit losses from CDs. The decrease was seen in many of the Company’s markets, including New Orleans, Lafayette, and Southwest Louisiana markets, as well as Southeast Florida, where higher-priced certificates of deposit matured and were not renewed.

From a market perspective, total deposit growth was seen primarily in the Company’s newer Houston, Texas and Mobile, Alabama markets, as well as the Lafayette and Baton Rouge, Louisiana markets. Houston experienced growth of $60.6 million, 23.3% above December 31, 2011 deposit levels. Mobile’s total deposits increased $30.2 million, or 23.8%. The Lafayette and Baton Rouge, Louisiana markets contributed total deposit growth of $43.1 million and $77.6 million, respectively, during the first two quarters of 2012. Total deposit growth was offset by deposit runoff in four of the seven Florida markets, with the largest decreases in the Sarasota ($27.1 million, or 5.8%) and Southeast Florida ($19.4 million, or 3.7%) markets. Deposit runoff was also noted in the New Orleans and Southwest Louisiana markets, as total deposits decreased 3.3% and 7.1%, respectively, also a result of time deposit runoff.

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

During 2012, total short-term borrowings increased $245.2 million, or 62.0%, to $640.8 million at June 30, 2012 compared to $395.5 million at December 31, 2011. The increase was a result of additional short-term FHLB advances of $213.0 million outstanding at June 30, 2012 and $32.2 million in the Company’s securities sold under agreements to repurchase. On an average basis, short-term borrowings increased 22.4% from the fourth quarter of 2011 and 22.8% from the second quarter of 2011. Of the $405.0 million in short-term FHLB debt outstanding at the end of the second quarter, $170.0 million was subsequently repaid in July 2012.

Total short-term debt was 6.0% of total liabilities and 60.5% of total borrowings at June 30, 2012 compared to 3.8% and 46.6%, respectively, at December 31, 2011. On an average basis, short-term borrowings were 2.6% of total liabilities and 39.1% of total borrowings in the second quarter of the current year, compared to 2.5% and 34.5%, respectively, during the second quarter of 2011.

The weighted average rate paid on short-term borrowings was 0.24% for the second quarter of 2012, compared to 0.25% for the same quarter of 2011. For the six months periods, the weighted average rate paid on short-term borrowings was 0.25% and 0.24% in 2012 and 2011, respectively.

Long-term Debt

The Company’s long-term borrowings decreased $34.8 million, or 7.7%, to $417.9 million at June 30, 2012, compared to $452.7 million at December 31, 2011. The decrease in borrowings from December 31, 2011 is a result of the scheduled repayment of a portion of the Company’s long-term advances from the FHLB during the first six months of 2012.

On average, the Company’s long-term debt decreased to $425.3 million for the second quarter of 2012. Average long-term debt was 4.1% of total liabilities for the three months ended June 30, 2012, lower than the quarter-to-date average at the end of 2011 of 4.5%. On a period-end basis, long-term debt was 3.9% of total liabilities at June 30, 2012, also a decrease from 4.4% at December 31, 2011.

The Company’s long-term borrowings at June 30, 2012 included $241.2 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The Company’s remaining debt consists of $111.9 million of junior subordinated deferrable interest debentures of the Company and $64.8 million in notes payable on investments in the Company’s new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2012, shareholders’ equity totaled $1.5 billion, an increase of $12.4 million, or 0.8%, compared to December 31, 2011. The following table details the changes in shareholders’ equity for the six months ended June 30, 2012.

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Amount
Balance, beginning of period	$1,482,661
Net income	31,953
Other comprehensive income (loss)	(2,249)
Common stock issued	—
Treasury stock repurchased	(2,310)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	154
Cash dividends declared	(20,066)
Share-based compensation cost	4,897

Balance, end of period	$1,495,040

Total comprehensive income earned during 2012 of $29.7 million drove the increase in total shareholder’s equity, but was offset by dividend payments to common shareholders of $20.0 million in the current period, or $0.68 per common share. The Company paid dividends in the first and second quarters of 2012 that resulted in a payout to shareholders of 63% of net income earned in the period.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At June 30, 2012, the Company exceeded all regulatory capital ratios.

At the end of the second quarter of 2012, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following table.

(Dollars in thousands)		“Well- Capitalized” Minimums	At June 30, 2012
	Entity		Actual	Excess Capital
Ratio
Tier 1 Leverage Ratio	Consolidated	5.00%	10.42%	$616,731
	IBERIABANK	5.00	9.27	483,028

Tier 1 risk-based capital ratio	Consolidated	6.00	14.27	687,351
	IBERIABANK	6.00	12.72	554,024

Total risk-based capital ratio	Consolidated	10.00	15.54	459,947
	IBERIABANK	10.00	13.98	328,359

In June 2012, the Board of Governors of the Federal Reserve System issued three related notices of proposed rulemaking (the “NPRs”) relating to implementation of revised capital rules reflecting requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and the Base III international capital standards. Among other things, if adopted as currently proposed, the NPRs would (1) result in a new capital standard consisting of common equity tier 1 capital, (2) would increase capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer, and (3) would add more conservative standards for securities included in regulatory capital, which would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. Failure to meet these standards would result in limitations on capital distributions and executive bonuses. In addition, the NPRs would deduct more assets from regulatory capital and revise methodologies for determining risk-weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The NPRs provide for various phase-in periods over the next several years. The final regulations applicable to the Company and IBERIABANK may be substantially different from those proposed in the NPRs. Management will continue to evaluate the potential impact of the NPRs to ensure the capital levels of both the Company and IBERIABANK exceed the amounts required to be deemed “well capitalized.” The Company and IBERIABANK will be subject to many provisions in the NPRs, but until final rules are issued the Company cannot predict the actual effect.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $12.6 million and $5.2 million for the three months ended June 30, 2012 and 2011, respectively. Earnings per share (“EPS”) on a diluted basis were $0.43 and $0.18 for the second quarters of 2012 and 2011, respectively. In the second three-month period of 2012, net interest income increased $17.2 million, or 22.7%, over the same period of 2011, as interest income increased $12.2 million, or 12.5% and interest expense decreased $5.0 million, or 23.9%. The increase in net interest income was a result of additional customer loan volume in 2012, resulting from both acquisition and organic growth. Income available to common shareholders was also positively impacted by a $1.1 million decrease in the Company’s provision for loan losses, but was negatively impacted by a $16.3 million increase in noninterest expenses, the drivers of which are discussed below in the “Noninterest Expense” section of the discussion.

The quarterly trends noted above are consistent on a year-to-date basis. An increase in net interest income of $30.3 million, driven by an increase of $21.9 million in interest income, was offset by a 19.8%, or $34.5 million, increase in noninterest expenses. For the six months ended June 30, 2012, income available to common shareholders of $32.0 million was $12.1 million, or 61.1%, higher than the same period of 2011. On a per share basis, earnings were $1.08 per diluted share, a 51.0% increase from the $0.72 per share for the six months ended June 30, 2011.

The increase in income before income taxes contributed to an increase in income tax expense of $5.3 million in the second quarter of 2012 and $7.3 million for the year-to-date period of 2012. Cash earnings, defined as net income before the net of tax amortization of acquisition intangibles, amounted to $13.4 million and $6.0 million for the three months ended June 30, 2012 and 2011, respectively.

The following discussion provides additional information on the Company’s operating results for the three- and six-month periods ended June 30, 2012 and 2011, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The

Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.45%, and 3.09% during the three months ended June 30, 2012 and 2011, respectively. On a year-to-date basis, the Company’s net interest spread of 3.44% was 21 basis points above the 3.23% earned during the first six months of 2011. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.59% and 3.28% during the three months ended June, 30, 2012 and 2011, respectively, and 3.59% and 3.41% for the six month periods then ended.

Net interest income increased $17.2 million, or 22.7%, in the three-month period ended June 30, 2012 when compared to the corresponding quarter of 2011, to $93.2 million from $76.0 million. The improvement in net interest income was the result of a $1.2 billion increase in average earning assets and a decrease in the average cost of interest-bearing liabilities of 33 basis points, but was offset by a 9.2% increase in the average balance of interest-bearing liabilities. Over the comparable 2011 second quarter, the average balance sheet growth over the past twelve months is primarily a result of growth in both the Company’s earnings assets and noninterest-bearing deposits, mostly due to acquisition-related growth from OMNI and Cameron in the second quarter of 2011.

Average loans made up 71.8% and 68.9% of average earning assets in the second quarter of 2012 and 2011, respectively. Average loans increased $368.1 million, or 5.1%, since December 31, 2011, and $1.1 billion, or 16.9%, since June 30, 2011, and was the result of loan growth in the Company’s non-covered loan portfolio, both from OMNI and Cameron acquired loans and organic loan growth. Investment securities made up 18.8% of average earning assets during the second quarter of 2012, compared to 21.6% during the same 2011 period. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short- and long-term debt in efforts to improve net interest income. Other significant components of earning assets during 2012 included the Company’s FDIC loss share receivable (4.8% of average earning assets) and excess liquidity (2.8% of average earning assets). During the second quarter of 2011, the Company’s FDIC loss share receivable and excess liquidity were 8.2% of average earning assets, with excess liquidity accounting for 1.1% of average earning assets.

Average interest-bearing deposits made up 91.8% of average interest-bearing liabilities during the second quarter of 2012, relatively unchanged compared to the second quarter of 2011. Average short- and long-term borrowings made up 3.2% and 5.0% of average interest-bearing liabilities in the second quarter of 2012, respectively, compared to 2.9% and 5.4% during the three months ended June 30, 2011.

For the second quarter of 2012, net interest income was positively impacted by a decrease in interest expense of $5.1 million, or 23.9%, from the same period of 2011, a result of decreases in the rates paid on the Company’s interest-bearing liabilities.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in nonearning assets. Tax equivalent (TE) yields are calculated using a marginal tax rate of 35%.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$446,189	$8,276	7.42%	$573,519	$8,920	6.22%	$458,309	$16,743	7.31%	$591,935	$20,349	6.88%
Commercial loans (TE) (2)	5,510,619	92,614	6.65%	4,548,359	74,913	6.53%	5,436,569	185,039	6.73%	4,366,706	146,610	6.65%
Consumer and other loans	1,635,869	25,410	6.25%	1,371,913	18,627	5.45%	1,592,055	49,791	6.29%	1,315,396	44,159	6.77%

Total loans	7,592,677	126,300	6.61%	6,493,791	102,460	6.27%	7,486,933	251,573	6.67%	6,274,037	211,118	6.70%
Mortgage loans held for sale	135,273	1,232	3.64%	56,783	643	4.53%	126,230	2,281	3.61%	52,358	1,501	5.73%
Investment securities (TE) (2)(3)	1,992,933	11,939	2.40%	2,041,303	13,970	2.74%	1,990,068	24,426	2.45%	2,023,997	26,827	2.65%
Loss Share Receivable	508,443	(28,484)	-22.16%	666,159	(18,315)	-10.88%	541,110	(56,411)	-20.62%	687,366	(40,228)	-11.64%
Other earning assets	348,267	717	0.84%	166,528	412	1.00%	366,562	1,393	0.77%	221,432	833	0.76%

Total earning assets (TE) (2)	10,577,593	111,704	4.20%	9,424,564	99,170	4.18%	10,510,903	223,262	4.23%	9,259,190	200,051	4.32%

Allowance for loan losses	(173,023)			(147,889)			(179,487)			(141,741)
Nonearning assets	1,412,531			1,162,256			1,421,175			1,106,021

Total assets	$11,817,101			$10,438,931			$11,752,591			$10,223,470

Interest-bearing liabilities:
Deposits:
NOW accounts	$5,155,677	$5,933	0.46%	$4,253,932	$7,584	0.72%	$5,110,455	$12,079	0.48%	$4,133,025	$14,919	0.73%
Savings accounts	354,212	155	0.18%	271,661	173	0.26%	347,211	305	0.18%	260,962	350	0.27%
Certificates of deposit	2,313,176	6,559	1.14%	2,630,670	10,369	1.58%	2,379,092	14,225	1.20%	2,680,711	21,793	1.64%

Total interest-bearing deposits	7,823,065	12,647	0.65%	7,156,263	18,126	1.02%	7,836,758	26,609	0.68%	7,074,698	37,062	1.06%
Short-term borrowings	273,258	167	0.24%	222,484	141	0.25%	248,662	309	0.25%	219,505	268	0.24%
Long-term debt	425,313	3,297	3.07%	422,514	2,895	2.71%	430,822	6,518	2.99%	419,814	4,518	2.14%

Total interest-bearing liabilities	8,521,636	16,111	0.76%	7,801,261	21,162	1.09%	8,516,242	33,436	0.79%	7,714,017	41,848	1.09%

Noninterest-bearing demand deposits	1,640,327			1,090,281			1,585,416			996,427
Noninterest-bearing liabilities	151,036			160,150			150,491			162,633

Total liabilities	10,312,999			9,051,692			10,252,149			8,873,077
Shareholders’ equity	1,504,102			1,387,239			1,500,442			1,350,393

Total liabilities and shareholders’ equity	$11,817,101			$10,438,931			$11,752,591			$10,223,470

Net earning assets	$2,055,957			$1,623,303			$1,994,661			$1,545,173

Ratio of earning assets to interest-bearing liabilities	124.13%			120.81%			123.42%			120.03%

Net Interest Spread		$93,172	3.45%		$75,965	3.09%		$185,033	3.44%		$154,715	3.23%

Tax-equivalent Benefit			0.09%			0.08%			0.09%			0.08%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$95,593	3.59%		$78,008	3.28%		$189,825	3.59%		$158,204	3.41%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

The following table sets forth, for the periods indicated, information regarding the Company’s average loan balance and average yields, segregated into the covered and non-covered portfolio. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2012		2011		2012		2011
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield

Non-covered loans (TE) (1)	$6,373,745	4.68%	$5,004,009	4.92%	$6,230,887	4.73%	$4,756,524	4.90%

Covered loans (TE) (1)	1,218,932	16.66	1,489,782	10.89	1,256,046	16.30	1,517,513	12.43
FDIC loss share receivable	508,443	-22.16	666,159	-10.88	541,110	-20.62	687,366	-11.64

Net Covered Loans (TE) (1)	1,727,375	5.23	2,155,941	4.08	1,797,156	5.19	2,204,879	4.93

Total loan portfolio (TE) (1)	$8,101,120	4.80%	$7,159,950	4.67%	$8,028,043	5.03%	$6,961,403	5.12%

(1)	Tax equivalent yields are calculated using a marginal tax rate of 35%.

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

SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2012/2011			For the Six Months Ended June 30, 2012/2011
	Change Attributable To			Change Attributable To
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Earning assets:
Loans receivable:
Mortgage loans	$(2,184)	$1,540	$(644)	$(4,819)	$1,213	$(3,606)
Commercial loans (TE)	17,624	50	17,674	38,774	(765)	38,009
Consumer and other loans	3,572	3,212	6,784	8,778	(3,145)	5,633
Loans held for sale	736	(147)	589	1,498	(718)	780
Investment securities (TE)	(55)	(2,328)	(2,383)	217	(3,502)	(3,285)
FDIC loss share receivable	5,172	(15,341)	(10,169)	9,677	(25,860)	(16,183)
Other earning assets	107	198	305	162	398	560

Total net change in income on earning assets	24,972	(12,816)	12,156	54,287	(32,379)	21,908

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	1,310	(2,961)	(1,651)	2,923	(5,763)	(2,840)
Savings accounts	44	(62)	(18)	97	(142)	(45)
Certificates of deposit	(1,164)	(2,646)	(3,810)	(2,218)	(5,350)	(7,568)
Borrowings	51	377	428	193	1,848	2,041

Total net change in expense on interest-bearing liabilities	241	(5,292)	(5,051)	995	(9,407)	(8,412)

Change in net interest income	$24,731	$(7,524)	$17,207	$53,292	$(22,972)	$30,320

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

The decrease in yield on total earning assets between the six month periods ended June 30, 2012 and 2011 was driven by lower yields on the Company’s consumer loan and investment security portfolios, as well as a higher amortization of the Company’s FDIC loss share receivable (that resulted in a negative yield).

For the three months ended June 30, 2012, the increase in the average balance of the Company’s earning assets drove the increase in interest income, as average balance increases in the commercial and consumer loan portfolios offset rate decreases across multiple portfolios. Average loan balances increased $1.1 billion, or 16.9%, over the three months of 2011 and can be attributed to the non-covered loan growth since June 30, 2011, both from the OMNI and Cameron acquisitions and organic non-covered loan growth. Loan yields increased 34 basis points and also contributed to the additional income generated during the current year. The amortization of the loss share receivable was $28.5 million for the second quarter of 2012, which can be attributable to the related increase in expected cash flow from the covered assets. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The total yield of the loan portfolio when including the loss share receivable was 4.80%, 13 basis points higher than the same period of 2011.

Interest income growth was also slowed by a 34 basis point decrease in the yield on the Company’s investment securities. Average investment securities also decreased $48.4 million during the three months ended June 30, 2012 when compared to the same period of 2011, as the Company offset the acquired investments from OMNI and Cameron with sales of investment securities and generally did not invest the funds received from sales and maturities in additional investment securities. Despite the decrease in yield, investment securities yielded 2.40% during the current quarter. The 2.40% earned on the securities was well above the yield on interest bearing cash and fed funds sold of 0.32% for the same period.

Driven by a decrease of 33 basis points in the rate paid on interest-bearing liabilities during the three months of the second quarter, interest expense decreased $5.1 million, or 23.9%, from the same period of 2011. Despite an increase of $666.8 million in average interest-bearing deposits, interest expense on the Company’s deposits decreased $5.5 million, or 30.2%, from 2011, as the average rate paid on these deposits decreased to 0.65% for the second quarter of 2012. Higher-yielding time deposits across many markets either matured or were repriced during 2011 and 2012, contributing to the total basis point decrease. The $0.4 million increase in interest expense on the Company’s long-term debt was a result of a rate increase of 36 basis points and a $2.8 million increase in average long-term debt from the second quarter of 2011.

On a year-to-date basis, the increase in the Company’s average earning assets also drove the increase in interest income, as average balance increases in the largest components of earning assets offset the rate decreases. Average loan balances increased $1.2 billion, or 19.3%, over June 30, 2011. The increase can be attributed to the non-covered loan growth since June 30, 2011 (which includes loans acquired in May 2011 from OMNI and Cameron). Interest income growth, however, was slowed in the current year by a decrease in yield on the Company’s loan portfolio of 9 basis points to 5.03%.

Driven by a decrease of 30 basis points in the rate paid on interest-bearing liabilities during the six months ended June 30, 2012, interest expense decreased $8.4 million, or 20.1%, from the six months ended June 30, 2011. The decrease in interest expense was the result of a decrease in the interest expense paid on the Company’s deposits, as deposit interest decreased $10.5 million, or 28.2%, as the average rate paid on these deposits decreased 38 basis points to 0.68% for the six months of 2012. Interest expense on the Company’s long-term debt was $2.0 million, or 44.3%, higher in the current year as a result of an $11.0 million increase in average long-term debt from 2011 and a rate increase of 85 basis points.

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

On a consolidated basis, the Company recorded a provision for loan losses of $8.9 million for the three months ended June 30, 2012, a $1.1 million, or 11.0%, decrease from the provision recorded for the same period of 2011. Key drivers of the Company’s provision for the second quarter of 2012 include replacement of net charge-offs taken on the Company’s non-covered loan portfolio of $1.1 million, an additional reserve to cover non-acquisition loan growth, and reserve provision of $4.6 million to reserve for expected cash flow changes on the Company’s covered loan and acquired loan portfolios. The Company’s total provision was offset by a reversal of provision to account for improvement in non-covered asset quality. The decrease in the total provision from the prior year’s second quarter is primarily the result of the improvement in asset quality over the past 12 months and a decrease in net charge-offs on non-covered, non-acquired loans of $0.8 million, or 41.8%.

Year-to-date, the Company’s provision for loan losses in 2012 was $11.8 million, $3.7 million, or 24.0%, lower than for the same six-month period of 2012. The decrease was primarily a result of an improvement in asset quality from 2011 in the

Company’s non-covered loan portfolio excluding acquired loans. The change in asset quality resulted in an $8.6 million decrease in the provision recorded for the first six months of 2012 compared to the same period of 2011. Offsetting the decrease was additional provision of $1.6 million recorded for loan growth, additional chargeoff replacement of $1.2 million, and an additional provision of $2.1 million on the Company’s covered and acquired non-covered portfolios.

Non-covered loans past due in the consolidated loan portfolio totaled $111.6 million at June 30, 2012, a decrease of $9.2 million from December 31, 2011. Past due loans, including nonaccrual loans, were 1.69% of total loans (before acquired loan discount adjustments) at the end of the second quarter of 2012, a 28 basis point decrease from December 31, 2011. Excluding the acquired loans, loans past due were 0.99% of total loans at June 30, 2012, an improvement of 23 basis points from year-end 2011.

Net charge-offs on the consolidated portfolio were $1.1 million during the second quarter of 2012 ($2.8 million year-to-date excluding $13.0 million recorded in the first quarter for a loan pool closure), or an annualized net charge-off percentage of 0.06%. The net charge-offs were a result of $2.1 million in charge-offs and $1.0 million in recoveries. The Company has annualized net charge-offs in the second quarter of 2011 of 0.10% of the consolidated loan portfolio. On a year-to-date basis, net charge-offs were 0.07% of average loans during 2012, four basis points above the net charge-offs of 0.03% during the first six months of 2011, which were significantly affected by one large commercial recovery.

The Company believes the allowance was adequate at June 30, 2012 and December 31, 2011 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased 20 basis points from 2.62% at December 31, 2011 to 2.42% at June 30, 2012.

Excluding loans covered by the FDIC loss share agreements and acquired from OMNI and Cameron, the Company’s allowance was 1.29% of non-covered loans at June 30, 2012 and 1.40% at December 31, 2011. On the same basis, the Company’s allowance at June 30, 2012 was 161.5% of total nonperforming loans, which compares favorably to 133.0% of nonperforming loans at the end of 2011. The Company’s provision for loan losses covered net charge-offs 2.2 times in 2012.

Noninterest Income

The Company’s operating results for the three months ended June 30, 2012 included noninterest income of $41.7 million compared to $31.0 million for the same period of 2011. For the first six months of 2012, noninterest income increased 33.4% from the same 2011 six-month period. The growth of the Company’s noninterest income has been a management focus in the current year in response to a challenging interest rate environment. As a result, the Company has continued to increase its investment in these revenue streams, primarily its wealth management, trust, and brokerage businesses, in order to improve its noninterest income. Noninterest income as a percentage of total gross revenue (defined as total interest and noninterest income) during the second quarter of 2012 increased to 27.6% compared to 24.2% of total gross revenue for the second quarter of 2011. For the year-to-date period, noninterest income was 26.6% of gross revenue in 2012 and 23.2% in 2011.

The following table illustrates the primary components of noninterest income for the periods indicated.

NONINTEREST INCOME

	Three Months Ended			Six Months Ended
			Percent			Percent
	June 30,		Increase	June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	2012	2011	(Decrease)

Service charges on deposit accounts	$6,625	$6,343	4.5%	$12,606	$11,855	6.3%
ATM/debit card fee income	2,166	2,966	(27.0)	4,189	5,879	(28.7)
Income from bank owned life insurance	905	748	21.0	1,855	1,473	26.0
Gain on sale of loans, net	18,078	9,389	92.5	31,697	18,281	73.4
Gain (loss) on sale of assets	(24)	84	(129.0)	(49)	(27)	81.5
Gain on sale of investments, net	901	1,428	(36.9)	3,737	1,476	153.2
Gain on acquisitions	—	—	—	—	—	—
Title revenue	5,339	4,492	18.9	9,872	8,302	18.9
Broker commission income	3,102	2,624	18.2	6,162	5,266	17.0
Other income	4,602	2,914	57.9	9,021	6,778	33.1

Total noninterest income	$41,694	$30,988	34.5%	$79,090	$59,283	33.4%

Service charges on deposit accounts increased $0.3 million in the second quarter of 2012 over the prior quarter-to-date period, and 6.3%, or $0.8 million, for the year-to-date period, due primarily to an increase in service charge fees and analysis service charges. Customers increased as a result of acquisitions and new branch openings over the twelve month period.

ATM/debit card fee income decreased $0.8 million in the second quarter of 2012 and $1.7 million for the six-month period of 2012 from the corresponding 2011 period primarily due to a decrease in interchange fee income. Card income was negatively impacted in the first and second quarters of 2012 by the reordering of the posting sequence for electronic debit transactions associated with the settlement of the Company’s class action lawsuit and the implementation of Durbin amendment provisions of the Dodd-Frank Act. Offsetting these negative factors were increases in transaction income from the expanded cardholder base and in usage by customers.

Income earned from bank owned life insurance increased $0.2 million in 2012 over the three months of 2011 and $0.4 million on a year-to-date basis, consistent with market performance and current yields. The additional policies acquired from OMNI and Cameron in the second quarter of 2011 contributed to higher revenue over the comparable 2011 periods.

Gains on the sales of mortgage loans increased $8.7 million from the second quarter of 2011 and $13.4 million for the six months of 2012 over the comparable 2011 period, both a result of an increase in overall sales volume from the prior year. Sales proceeds increased $214.4 million in the current quarter, and $376.1 million, or 56.1%, for the six-month period. In addition to the volume increase, a higher margin on the sales of mortgage loans led to higher income in the current year.

The Company recorded minimal net losses on the sale of assets during 2012 as a result of the disposal of equipment no longer in use. Similar net losses on sales of assets were recorded in 2011.

Gains on sales of investments decreased $0.5 million during the second quarter of 2012, but increased $2.3 million for the year-to-date period when compared to the same periods of 2011, as sales volume increased from the six months of 2011. Gains were recorded on the sale of $149.7 million in available-for-sale securities and $23.7 million on the call of held-to-maturity investments thus far in 2012, compared to the sale of $21.0 million in securities in 2011.

Title income increased $0.8 million during the second quarter of 2012 when compared to the prior year’s second quarter and $1.6 million for the current year-to-date period. The increases in title income in the current year were the results of a favorable mortgage business environment during 2012, fueled by low mortgage interest rates.

Total broker commissions increased $0.5 million compared to the second quarter of 2011, and $0.9 million on a year-to-date basis, a result of the Company’s expanded client base, which includes Alabama, Texas, and Florida, and expanded services provided as a result of the growth of the Company’s wealth management subsidiary. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased $1.3 million on a year-to-date basis over the comparable 2011 period to $1.9 million. Sales commissions, however, decreased $0.4 million, or 9.4%.

Other noninterest income increased $2.2 million for the first six months of 2012 when compared to the same period of 2011 and $1.7 million between the second quarters of 2012 and 2011. Other noninterest income in 2012 was positively impacted by higher trust department income, which can be attributed to the increased customer base and growth of the business. Income was also positively affected by additional earnings on the Company’s deferred compensation assets and earnings on the Company’s investment in new market tax credits.

Noninterest Expense

The Company’s operating results for the second quarter of 2012 include noninterest expenses of $109.0 million, $16.3 million above noninterest expenses of $92.7 million for the second quarter of 2011. For the same six-month periods, noninterest expenses were $208.9 million and $174.4 million in 2012 and 2011, respectively. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions and product expansion have caused related increases in several components of noninterest expense. Since the end of the second quarter of 2011, the Company opened ten additional locations, including nine bank branches (seven of which were opened in the first six months of 2012), one mortgage location, and two wealth management locations. These additions were offset by the closing of two title offices since the second quarter of 2011.

The following table illustrates the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
			Percent			Percent
	June 30,		Increase	June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	2012	2011	(Decrease)

Salaries and employee benefits	$58,121	$46,048	26.2%	$112,940	$89,678	25.9%
Occupancy and equipment	12,908	12,067	7.0	25,627	21,179	21.0
Franchise and shares tax	1,621	1,018	59.3	2,641	1,999	32.1
Communication and delivery	3,138	2,495	25.8	6,271	5,023	24.9
Marketing and business development	2,753	2,718	1.3	5,775	4,804	20.2
Data processing	3,430	4,755	(27.9)	6,606	7,774	(15.0)
Printing, stationery and supplies	885	807	9.6	1,675	1,637	2.3
Amortization of acquisition intangibles	1,289	1,183	9.0	2,579	2,352	9.7
Professional services	5,617	4,228	32.8	9,717	7,355	32.1
Net costs of OREO	1,498	2,189	(31.6)	4,182	3,893	7.4
Other expenses	17,762	15,198	16.9	30,883	28,745	7.4

Total noninterest expense	$109,022	$92,706	17.6%	$208,896	$174,439	19.8%

Salaries and employee benefits increased $12.1 million for the second quarter of 2012 and $23.3 million for the six-month period when compared to the corresponding 2011 period. The increase was primarily the result of increased staffing due to the growth of the Company. Current year expenses include the full impact of additional OMNI and Cameron personnel, as well as personnel from the Company’s new branches. The cost of the additional employees added from the OMNI and Cameron acquisitions affected total noninterest expenses for one month in the second quarter of 2011. Full-time equivalent employees increased to almost 2,600 at the end of the second quarter of 2012. Total employee compensation increased $11.1 million, or 27.3%, while related employee benefits increased 18.6% to $7.2 million for the three months ended June 30, 2012. On a year-to-date basis, total employee compensation increased 26.5%, or $20.9 million. Employee compensation in the second quarter of 2012 included $0.7 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants in 2011 and 2012. Share-based compensation costs increased $1.1 million on a year-to-date basis. Employee benefits include payroll taxes, medical and dental insurance expenses, and retirement contributions. The increase in these benefits was a result of $1.0 million in additional hospitalization expense during the six months of the 2012 period, partially from an increase in headcount and partially from higher claims processed in the current quarter. Employee benefits also included a $1.4 million, or 27.3%, increase in total payroll taxes for the first six months of 2012.

Occupancy and equipment expense increased $0.8 million for the three months of the second quarter over the comparable 2011 period due primarily to the cost of facilities associated with the Company’s expansion. For the six-month period, occupancy and equipment expenses were up $4.4 million, or 21.0%. These increased costs include repairs and maintenance on branches, depreciation, utilities, rentals and property taxes. Repairs and maintenance expenses increased $0.5 million, or 29.2%, for the quarter-to-date period, while depreciation expense increased $1.1 million. On a year-to-date basis, increases of $1.3 million in repairs expense and $3.0 million in depreciation contributed to the higher occupancy and equipment expenses. Equipment rental expenses increased $0.2 million in the second quarter and $0.7 million thus far in 2012, primarily from an increase in ATM expenses.

Franchise and shares tax expense for the second quarter of 2012 increased $0.6 million from the comparable 2011 period and $0.6 million on a year-to-date basis, both the result of $0.5 million in additional franchise tax expense based on the Company’s amended franchise tax returns filings for prior years. The Company amended its filings in the current period to correct an immaterial error in the prior year returns. The remaining increase from the prior periods was a result of additional share tax expense due to increased equity at IBERIABANK at the end of December 31, 2011 when compared to the previous year.

The Company’s expansion from the OMNI and Cameron acquisitions and new branches opened since the second quarter of 2011 led to an increase in communication and delivery and printing and supplies expenses. Communication and delivery expenses increased $0.6 million between the 2012 and 2011 second quarters and $1.2 million on a year-to-date basis. The increase in these expenses was a result of an increase in data line and telephone expenses, consistent with the expansion of the Company’s footprint, as well as an increase in postage expense driven by customer mailing volume. In addition, postage and courier expenses increased as a result of the increase in the Company’s number of branches and locations across multiple states.

Marketing and business development expenses remained consistent between the second quarters of 2012 and 2011 and increased $1.0 million on a year-to-date basis over 2011 as a result of additional expenses associated with business development and community relations. The Company continues to aggressively market itself in its newer markets, including those in Florida, Alabama, and Texas. Advertising and related expenses increased $0.5 million, or 21.1%, from the first six months of 2011 as a result of additional direct mail, digital media, and newspaper advertising. In addition to the Company’s general advertising in its core markets, additional advertising expenses during 2012 focused on the Company’s 125th anniversary campaign and included promotional giveaways and focused branch events. For the first six months of 2012, business development expenses increased $0.5 million, or 19.3%, with the increase also primarily the result of the Company’s anniversary campaign.

Data processing expenses decreased $1.3 million from the second quarter of 2011 and $1.2 million on a year-to-date basis as the Company incurred various merger-related expenses during the second quarter of 2011, primarily from OMNI and Cameron system conversions. Excluding these merger-related expenses, data processing expenses, which include computer maintenance and software amortization, would have increased $0.8 million, or 32.8% between the two three-month periods and $1.5 million, or 29.0%, for the year-to-date period. These increases were the result of additional processing charges during the current periods as the Company increases its branch network and system capabilities.

The core deposit intangible assets created in the OMNI and Cameron acquisitions in 2011 contributed to the $0.1 million increase in amortization expense of the Company’s intangible assets in the second quarter of 2012 when compared to the same quarter of 2011, as well as the $0.2 million increase in the year-to-date amortization expense over the prior year.

Due to the growth of the Company over the past 12 months, professional services expense was $1.4 million higher for the current quarter compared to the quarter-to-date period of 2011, and $2.4 million higher for the comparable year-to-date period. The continued expansion of the size and breadth of Company’s operations requires additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services.

Net costs of OREO properties decreased $0.7 million in 2012 from the same period of 2011, as write-downs taken on OREO properties decreased $1.4 million, or 48.5%. Offsetting the lower write-downs were additional property taxes, insurance, and appraisal fees on these properties, driven primarily by the additional properties in the portfolio during the current year. The increased expenses were offset partially by an increase in the income earned on the properties during the second quarter of 2012. On a year-to-date basis, total net costs of OREO increased $0.3 million and is attributable to an increase in the number of properties included in OREO at the end of the second quarter of 2012. Total OREO properties increased $17.8 million, or 15.9%, from June 30, 2011. Covered OREO properties increased $18.3 million, or 24.4%, while non-covered properties decreased $0.5 million. To the extent the costs of OREO were incurred on covered assets, the Company will be reimbursed by the FDIC for a portion of these expenses in future periods, which would partially offset the expenses incurred to date.

For the second quarter of 2012, other noninterest expenses increased $2.6 million over the same period of 2011. For the first six months of 2012, other noninterest expenses increased $2.1 million over the comparable 2011 period. The increases are primarily the result of an increase in credit and other loan-related expenses for the quarter of $2.2 million and $2.0 million for the year. With the expansion of the Company’s loan portfolio, expenses incurred for appraisal, inspection, underwriting, certification, and collections have also increased. Additional travel, employee development, and credit card expenses incurred in 2012 that were a result of the increased employee and client base also contributed to the increase in other expenses over the comparable 2011 periods.

Other noninterest expenses in 2012 also include a $2.7 million impairment write-down on certain branch buildings and equipment based on updated appraisals on the properties. The branches were reviewed for impairment as part of the Company’s announced branch closures and written down to their estimated fair values during the second quarter of 2012. Other noninterest expenses in 2011 included a $0.7 million prepayment penalty and redemption fee on the retirement of outstanding long-term debt acquired in 2007. Noninterest expense in 2011 also includes a $2.8 million settlement liability recorded in the Company’s financial statements for the periods ended June 30, 2011. The settlement was related to two class action lawsuits related to overdraft fees for electronic transfers in a high to low processing sequence on the posting of items for processing.

Income Taxes

For the second quarters of 2012 and 2011, the Company incurred income tax expense of $4.4 million and an income tax benefit of $0.9 million, respectively. For the six months ended June 30, 2012, income tax expense was $11.5 million, $7.3 million higher than for the same period of 2011. The Company’s effective tax rate was 26.5% and 17.7%, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits. The Company’s consolidated effective tax rates were also positively impacted by the Company’s ICP subsidiary, as well as the holding company, as these entities had income tax benefits during 2012 and 2011 from net losses for the year. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the various tax credits).

The consolidated effective tax rate has increased when compared to the prior year. The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is higher than in 2011 as a result of the effect of the change in IBERIABANK’s effective tax rate. The increase in income before taxes at IBERIABANK in the current three- and six-month periods results in a higher effective tax rate, as the effect of nontaxable income and other temporary tax differences is diluted. In addition, in the current year, a larger percentage of the year-to-date income before taxes was generated in Alabama, Florida, and Arkansas, which have higher effective rates than Louisiana and Texas, the Company’s other primary states with business operations. IBERIABANK’s effective tax rate was 30.7% and 20.7% for the first six months of 2012 and 2011, respectively.

LIQUIDITY

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at June 30, 2012 totaled $1.6 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash inflows totaled $26.8 million during the first six months of 2012, an increase of $102.7 million from net cash outflow of $76.0 million for the six months ended June 30, 2011.

The following table summarizes the Company’s cash flows for the six months ended June 30th for the periods indicated.

CASH FLOW ACTIVITY BY TYPE

(Dollars in thousands)	2012	2011

Cash flow provided by operations	$19,303	$42,598
Cash flow (used in) provided by investing activities	(310,258)	19,338
Cash flow provided by (used in) financing activities	317,705	(137,910)

Net increase (decrease) in cash and cash equivalents	$26,750	$(75,974)

The Company had operating cash inflow of $19.3 million for the six months ended June 30, 2012, $23.3 million less than the same period of 2011. Operating cash flow in the current year was positively impacted by an increase in net income for the current year, but was negatively impacted by $22.5 million in lower net cash flow from mortgage activity. The decrease in cash flow from mortgage activity is attributable to originations outpacing sales during the first six months of 2012.

Cash flow from investing activities decreased $329.6 million during 2012 when compared to 2011. Funding loan growth and a decrease in net cash flow from investment securities drove the decrease in cash flow from 2011. Net cash flow from investment security activity decreased $212.2 million in 2012 as a result of a higher level of security purchases thus far in 2012. Cash flow used to fund loan growth increased $76.0 million and also had a negative impact on the current period cash flow. Positively affecting cash flow in 2011 was the acquisition of $80.5 million in cash as part of the OMNI and Cameron acquisitions.

Net financing cash flows increased $455.6 million during the current six-month period of 2012 when compared to 2011, primarily due to an increase in cash from customer deposits that results in a $170.4 million difference in net deposit cash flow between the two periods. Net cash inflow from short- and long-term debt in 2012 also positively impacted cash flow in the current year, as the Company has borrowed $212.0 million in short- and long-term debt thus far in 2012, whereas the Company repaid $82.7 million in debt during the first six months of 2011.

Based on its available cash at June 30, 2012, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2012, the Company had $646.2 million of outstanding advances from the FHLB of Dallas. Additional advances available at June 30, 2012 from the FHLB amounted to $939.1 million. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $115.0 million in the form of federal funds and other lines of credit. At June 30, 2012, there was no balance outstanding on these lines and all of the funding was available to the Company.

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

ASSET/ LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK

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

Included in the modeling are instantaneous parallel rate shift scenarios, which are utilized to establish exposure limits. These scenarios are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount, rather than a gradual rate shift over a period of time that has traditionally been more realistic.

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2012, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	4.9%
+100	2.2
-100	-0.1
-200	-0.4

The influence of using the forward curve as of June 30, 2012 as a basis for projecting the interest rate environment would approximate a 0.8% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

The rate environment is a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching a then-low of 1.00% in mid-2003. The targeted fed funds rate decreased three times in 2007 by 100 total basis points and ended 2007 at 4.25%. In response to growing concerns about the banking industry and customer liquidity, the federal funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The federal funds rate remained at 0.25% through 2011 and will remain at that rate through at least late 2014. The decrease in the federal funds rate has resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any flattening of the yield curve will exert downward pressure on the net interest margin and net interest income.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the rate risk associated with longer duration assets in the current low rate environment. As of June 30, 2012, $3.8 billion, or 50.5%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At June 30, 2012, 76.1% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 72.6% at December 31, 2011. Noninterest bearing transaction accounts totaled 17.5% of total deposits at June 30, 2012, compared to 16.0% of total deposits at December 31, 2011.

As part of an overall interest rate risk management strategy, derivative instruments may also be used as an efficient way to modify the repricing or maturity characteristics of on-balance sheet assets and liabilities. Management may from time to time engage in interest rate swaps to effectively manage interest rate risk. The interest rate swaps of the Company were executed to modify net interest sensitivity to levels deemed appropriate.

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

Quantitative and qualitative disclosures about market risk are presented at December 31, 2011 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012. Additional information at June 30, 2012 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

	2012
				(d)
				Maximum
			(c)	Number of Shares
Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Available for Purchase Pursuant to Publicly Announced Plan

April 1-30	—	$—	—	—
May 1-31	—	—	—	—
June 1-30	48,188	47.93	48,188	851,812

Total	48,188	$47.93	48,188	851,812

(1)	Information is based on settlement dates of repurchase transactions.
(2)

Consists of shares of the Company’s common stock, par value $1.00 per share. All repurchases were made pursuant to a previously-announced program. Stock purchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions.

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

IBERIABANK Corporation

Date:	August 9, 2012	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	August 9, 2012	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer