Form 10-Q
period 2012-09-30
IBERIABANK CORP
filed 2012-11-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

At October 31, 2012, the Registrant had 29,455,791 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)	(unaudited) September 30, 2012	December 31, 2011

Assets
Cash and due from banks	$206,373	$194,171
Interest-bearing deposits in banks	416,693	379,125

Total cash and cash equivalents	623,066	573,296
Fed funds sold	—	—
Securities available for sale, at estimated fair value	1,757,934	1,805,205
Securities held to maturity, estimated fair values of $196,438 and $199,110, respectively	188,999	192,764
Mortgage loans held for sale	211,132	153,013
Loans covered by loss share agreement	1,139,250	1,334,449
Non-covered loans, net of unearned income	7,090,696	6,053,588

Total loans, net of unearned income	8,229,946	7,388,037
Allowance for loan losses	(201,387)	(193,761)

Loans, net	8,028,559	7,194,276
FDIC loss share receivable	431,167	591,844
Premises and equipment, net	304,699	285,607
Goodwill	395,136	369,811
Other assets	593,427	592,112

Total Assets	$12,534,119	$11,757,928

Liabilities
Deposits:
Noninterest-bearing	$1,851,569	$1,485,058
Interest-bearing	8,061,542	7,803,955

Total deposits	9,913,111	9,289,013
Short-term borrowings	531,501	395,543
Long-term debt	429,304	452,733
Other liabilities	145,049	137,978

Total Liabilities	11,018,965	10,275,267

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 31,917,385 and 31,163,070 shares issued, respectively	31,917	31,163
Additional paid-in capital	1,173,876	1,135,880
Retained earnings	398,291	375,184
Accumulated other comprehensive income	26,931	24,457
Treasury stock at cost - 2,460,637 and 1,789,165 shares, respectively	(115,861)	(84,023)

Total Shareholders’ Equity	1,515,154	1,482,661

Total Liabilities and Shareholders’ Equity	$12,534,119	$11,757,928

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest and Dividend Income
Loans, including fees	$133,397	$99,790	$382,212	$308,570
Mortgage loans held for sale, including fees	1,466	920	3,747	2,422
Investment securities:
Taxable interest	8,133	11,399	26,745	34,939
Tax-exempt interest	1,809	1,912	5,589	4,048
(Amortization) of FDIC loss share receivable	(33,488)	(2,602)	(89,899)	(42,831)
Other	634	547	2,028	1,379

Total interest and dividend income	111,951	111,966	330,422	308,527

Interest Expense
Deposits:
NOW and MMDA	5,863	7,605	17,942	22,523
Savings	154	168	459	518
Time deposits	5,530	9,950	19,755	31,743
Short-term borrowings	197	154	507	422
Long-term debt	3,481	3,118	9,999	7,636

Total interest expense	15,225	20,995	48,662	62,842

Net interest income	96,726	90,971	281,760	245,685
Provision for loan losses	4,053	6,127	15,805	21,589

Net interest income after provision for loan losses	92,673	84,844	265,955	224,096

Noninterest Income
Service charges on deposit accounts	6,952	7,448	19,557	19,303
ATM and debit card income	2,377	3,132	6,566	9,011
Income from bank owned life insurance	916	924	2,771	2,397
Gain on sale of loans, net	23,085	13,438	54,782	31,719
Gain on sale of available for sale investments	41	1,206	3,743	2,633
Derivative losses reclassified from other comprehensive income	(409)	(444)	(1,195)	(1,302)
Title revenue	5,623	4,900	15,495	13,202
Broker commissions	3,092	2,501	9,254	7,767
Other income	4,876	4,015	14,670	11,673

Total noninterest income	46,553	37,120	125,643	96,403

Noninterest Expense
Salaries and employee benefits	59,938	52,679	172,878	142,356
Occupancy and equipment	13,869	14,017	39,496	35,196
Franchise and shares tax	1,023	1,156	3,664	3,155
Communication and delivery	3,152	3,327	9,424	8,350
Marketing and business development	2,189	2,170	7,964	6,974
Data processing	4,931	2,988	11,537	10,762
Printing, stationery and supplies	848	820	2,523	2,457
Amortization of acquisition intangibles	1,287	1,385	3,865	3,737
Professional services	5,947	3,427	15,665	10,782
Net costs of OREO property	270	3,284	4,453	7,177
Credit and other loan related expenses	4,846	4,379	13,709	11,254
Insurance	2,615	2,624	7,745	7,788
Other expenses	8,933	7,310	25,821	24,016

Total noninterest expense	109,848	99,566	318,744	274,004

Income before income tax expense	29,378	22,398	72,854	46,495
Income tax expense	8,144	6,051	19,667	10,314

Net Income	21,234	16,347	53,187	36,181
Preferred Stock Dividends	—	—	—	—

Income Available to Common Shareholders - Basic	$21,234	$16,347	$53,187	$36,181
Earnings Allocated to Unvested Restricted Stock	(406)	(290)	(1,007)	(667)

Earnings Available to Common Shareholders - Diluted	20,828	16,057	52,180	35,514

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains arising during the period	$6,099	$12,329	$8,236	$32,226
Other than temporary impairment realized in net income	—	—	—	—
Less: reclassification adjustment for gains included in net income	(41)	(1,206)	(3,743)	(2,633)

Unrealized gain on securities, before tax	6,058	11,123	4,493	29,593

Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	800	(16,264)	(1,882)	(17,763)
Less: reclassification adjustment for losses included in net income	409	444	1,195	1,302

Fair value of derivative instruments designated as cash flow hedges, before tax	1,209	(15,820)	(687)	(16,461)

Other comprehensive income (loss), before tax	7,267	(4,697)	3,806	13,132
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,543	(1,644)	1,332	4,596

Other comprehensive income (loss), net of tax	4,724	(3,053)	2,474	8,536

Comprehensive income	$25,958	$13,294	$55,661	$44,717

Earnings per common share - Basic	$0.73	$0.55	$1.81	$1.28
Earnings per common share - Diluted	0.73	0.54	1.81	1.27
Cash dividends declared per common share	0.34	0.34	1.02	1.02

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (unaudited)

(Dollars in thousands, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2010	$28,080	$956,864	$361,055	$14,680	$(57,222)	$1,303,457
Net income	—	—	36,181	—	—	36,181
Other comprehensive income (loss)	—	—	—	8,536	—	8,536
Cash dividends declared, $1.02 per share	—	—	(29,421)	—	—	(29,421)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit, 275,014 shares	—	(1,247)	—	—	7,076	5,829
Common stock issued for acquisitions, 3,083,229 shares	3,083	178,057	—	—	—	181,140
Common stock issued for recognition and retention plan	—	(5,390)	—	—	5,390	—
Share-based compensation cost	—	6,954	—	—	—	6,954
Treasury stock acquired at cost, 900,000 shares	—	—	—	—	(41,386)	(41,386)

Balance, September 30, 2011	$31,163	$1,135,238	$367,815	$23,216	$(86,142)	$1,471,290

Balance, December 31, 2011	$31,163	$1,135,880	$375,184	$24,457	$(84,023)	$1,482,661
Net income	—	—	53,187	—	—	53,187
Other comprehensive income (loss)	—	—	—	2,474	—	2,474
Cash dividends declared, $1.02 per share	—	—	(30,080)	—	—	(30,080)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit, 181,836 shares	—	17	—	—	819	836
Common stock issued for acquisition, 754,334 shares	754	38,449	—	—	—	39,203
Common stock issued for recognition and retention plan	—	(7,776)	—	—	7,776	—
Share-based compensation cost	—	7,306	—	—	—	7,306
Treasury stock acquired at cost, 853,308 shares	—	—	—	—	(40,433)	(40,433)

Balance, September 30, 2012	$31,917	$1,173,876	$398,291	$26,931	$(115,861)	$1,515,154

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	For The Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$53,187	$36,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,870	9,670
Amortization of purchase accounting adjustments	(27,896)	(20,030)
Provision for loan losses	15,805	21,589
Noncash compensation expense	7,306	6,954
Loss (Gain) on sale of assets	144	(275)
Gain on sale of available for sale investments	(3,743)	(2,682)
Gain on sale of OREO	(4,083)	(1,745)
Loss on abandonment of fixed assets/write downs	2,743	—
Amortization of premium/discount on investments	15,365	13,264
Derivative losses on swaps	1	2
(Benefit) Provision for deferred income taxes	(5,264)	756
Mortgage loans held for sale
Originations	(1,749,121)	(1,146,767)
Proceeds from sales	1,745,784	1,134,050
Gain on sale of loans, net	(54,782)	(31,719)
Cash retained from tax benefit associated with share-based payment arrangements	(940)	(1,416)
Increase in other assets	(23,963)	(29,742)
Other operating activities, net	23,826	(2,156)

Net Cash Provided by (Used in) Operating Activities	10,239	(14,066)

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	153,397	114,588
Proceeds from maturities, prepayments and calls of securities available for sale	739,734	440,694
Purchases of securities available for sale	(795,178)	(268,880)
Proceeds from maturities, prepayments and calls of securities held to maturity	40,071	21,659
Purchases of securities held to maturity	(37,236)	(11,886)
FDIC reimbursement of recoverable covered asset losses	114,564	132,353
Increase in loans receivable, net	(596,443)	(322,254)
Proceeds from sale of premises and equipment	355	2,474
Purchases of premises and equipment	(22,922)	(34,697)
Proceeds from disposition of real estate owned	80,282	51,468
Investment in new market tax credit entities	(20,000)	(9,425)
Cash received in excess of cash paid for acquisition	32,425	80,490
Other investing activities, net	6,088	18,798

Net Cash (Used in) Provided by Investing Activities	(304,863)	215,382

Cash Flows from Financing Activities
Increase in deposits	339,379	75,049
Net change in short-term borrowings, net of borrowings acquired	126,136	(43,933)
Proceeds from long-term debt	23,449	2,920
Repayments of long-term debt	(74,920)	(38,600)
Dividends paid to shareholders	(30,053)	(28,585)
Proceeds from sale of treasury stock for stock options exercised	1,541	5,978
Payments to repurchase common stock	(42,078)	(42,951)
Cash retained from tax benefit associated with share-based payment arrangements	940	1,416

Net Cash Provided by (Used in) Financing Activities	344,394	(68,706)

Net Increase (Decrease) In Cash and Cash Equivalents	49,770	132,610
Cash and Cash Equivalents at Beginning of Period	573,296	337,778

Cash and Cash Equivalents at End of Period	$623,066	$470,388

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$82,780	$87,372
Common stock issued in acquisition	$39,203	$181,140
Exercise of stock options with payment in company stock	$16	$378

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$49,529	$63,543
Income taxes, net	$10,902	$35,545

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

ACCOUNTING FOR ACQUIRED LOANS AND RELATED FDIC LOSS SHARE RECEIVABLE

The Company accounts for its acquisitions under ASC Topic 805, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.

Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC from certain of the Company’s acquisitions in 2010 and 2009. The fair value estimates associated with the loans include estimates related to discount rates, expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. At the time of acquisition, the Company estimated the fair value of the total acquired loan portfolio by segregating the total portfolio into loan pools with similar characteristics, which included:

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

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at least semi-annually, whether the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. Interest income on acquired loans is recognized through accretion of the difference between carrying value of the loans and the expected cash flows.

Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. Regarding the accounting for such loan receivables that, in the absence of further standard setting, the AICPA understands the SEC staff would not object to an accounting policy based on contractual cash flows (ASC Topic 310-20 approach) or an accounting policy based on expected cash flows (ASC 310-30 approach). The Company believes analogizing to ASC Topic 310-30 is the more appropriate option to follow in accounting for the fair value discount. However, in cases where a loan is acquired at a premium or slight discount, the Company believes that the contractual yield approach outlined in ASC Topic 310-20 is the more appropriate approach to apply.

FDIC loss share receivable

Because the FDIC will reimburse the Company for certain loans acquired in 2009 and 2010 should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

The shared loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss share receivable is impacted by changes in estimated cash flows associated with these loans. Deterioration in the credit quality of the acquired loans and related expected cash flows (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the loss share receivable, with the offset recorded through the consolidated statement of income. Increases in the credit quality of the acquired loans and related cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared loss agreements, with such decrease being amortized into income over 1) the life of the loan or 2) the life of the shared loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared loss agreements.

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded in other assets until cash is received from the FDIC.

For further discussion of the Company’s acquisitions and loan accounting, see Note 4 and Note 6 to the consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

International Financial Reporting Standards (“IFRS”)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may have been required to prepare financial statements in accordance with IFRS as early as 2014. In July 2012, the SEC issued a Final Staff Report that summarized its observations and analyses regarding six key areas in the plan to converge current accounting principles with those of IFRS, but did not establish a timetable for a final decision on convergence. The Company will continue to monitor developments associated with the potential implementation of IFRS.

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

ASU No. 2012-02

In July 2012, the Company adopted the provisions of ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides the Company with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The ASU also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting the Company to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting the Company to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU No. 2011-08. The adoption of the ASU in the current year does not represent a departure from currently adopted accounting principles and thus the adoption did not have an effect on the Company’s operating results, financial position, or liquidity.

ASU No. 2012-06

In October 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The ASU addresses the diversity in practice in the interpretation of the terms “on the same basis” and “contractual limitations” used in accounting guidance. Accounting principles require that an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement shall be subsequently measured on the same basis as the indemnified item. The provisions of ASU No. 2012-06 clarify that, upon subsequent remeasurement of an indemnification asset, the effect of the change in expected cash flows of the indemnification agreement shall be amortized. Any amortization of changes in value is limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. The ASU does not affect the guidance relating to the recognition or initial measurement of an indemnification asset.

The provisions in this ASU are effective beginning with the Company’s first quarter of 2013, with early adoption permitted. The Company is currently evaluating the effect the adoption of this ASU will have on its operating results, financial position, and liquidity.

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

The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands, except share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Income available to common shareholders	$21,234	$16,347	$53,187	$36,181
Distributed and undistributed earnings to unvested restricted stock	(401)	(294)	(1,009)	(678)

Distributed and undistributed earnings to common shareholders – Basic(1)	20,833	16,053	52,178	35,503
Undistributed earnings reallocated to unvested restricted stock	(5)	4	2	11

Distributed and undistributed earnings to common shareholders – Diluted	$20,828	$16,057	$52,180	$35,514

Weighted average shares outstanding – Basic(2)	29,066,000	29,908,906	29,303,849	28,239,856
Weighted average shares outstanding – Diluted	28,548,432	29,472,519	28,812,631	27,901,360

Earnings per common share – Basic(1)	$0.73	$0.55	$1.81	$1.28
Earnings per common share – Diluted	$0.73	$0.54	$1.81	$1.27
Earnings per unvested restricted stock share – Basic (3)	$0.71	$0.56	$1.82	$1.40
Earnings per unvested restricted stock share – Diluted	$0.72	$0.55	$1.82	$1.38

(1)	Total earnings available to common shareholders included distributed earnings of $9,826,000, or $0.34 per weighted average share, and undistributed earnings of $11,007,000, or $0.39 per weighted average share for the three months ended September 30, 2012. Total earnings available to common shareholders included distributed earnings of $9,794,000, or $0.33 per weighted average share, and undistributed earnings of $6,260,000, or $0.21 per weighted average share for the three months ended September 30, 2011. For the nine months ended September 30, 2012, total earnings available to common shareholders included distributed earnings of $29,695,000, or $1.03 per weighted average share, and undistributed earnings of $22,483,000, or $0.78 per weighted average share. For the nine months ended September 30, 2011, total distributed earnings to common shareholders were $28,870,000, or $1.03 per weighted average share, and undistributed earnings were $6,633,000, or $0.24 per weighted average share.
(2)	Weighted average basic shares outstanding include 563,061 and 523,964 shares of unvested restricted stock for the three months ended September 30, 2012 and 2011, respectively, and 554,041 and 483,279 shares for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Total earnings available to unvested restricted stock included distributed earnings of $189,000, or $0.34 per weighted average share, and undistributed earnings of $212,000, or $0.38 per weighted average share for the three months ended September 30, 2012. Total earnings available to unvested restricted stock included distributed earnings of $179,000, or $0.34 per weighted average share, and undistributed earnings of $115,000, or $0.22 per weighted average share for the three months ended September 30, 2011. For the nine months ended September 30, 2012, total earnings available to unvested restricted stock shares included distributed earnings of $574,000, or $1.04 per weighted average share, and undistributed earnings of $435,000, or $0.78 per weighted average share. For the nine months ended September 30, 2011, total distributed earnings were $551,000, or $1.14 per weighted average share, and undistributed earnings were $127,000, or $0.26 per weighted average share.

For the three-month periods ended September 30, 2012 and 2011, the calculations for basic shares outstanding exclude: (1) the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 624,000 and 578,049, respectively, and (2) the weighted average shares in treasury stock of 2,036,132 and 1,200,080, respectively. For the nine months periods ended September 30, 2012 and 2011, basic shares outstanding exclude 611,646 and 571,068 shares owned by the RRP, respectively, and 1,801,572 and 1,130,049 shares, respectively, of weighted average shares of treasury stock.

The effect from the assumed exercise of 834,559 and 554,240 stock options was not included in the computation of diluted earnings per share for the three-month periods ended September 30, 2012 and 2011, respectively, because such amounts would have had an antidilutive effect on earnings per share. For the nine-month periods ended September 30, 2012 and 2011, the effect from the assumed exercise of 703,346 and 443,012 stock options, respectively, was not included in the computation because such amounts would also have been antidilutive to earnings per share.

NOTE 4 – ACQUISITION AND DISPOSITION ACTIVITY

Acquisition of Florida Gulf Bancorp, Inc.

On July 31, 2012, the Company acquired Florida Gulf Bancorp, Inc. (“Florida Gulf”), the holding company of Florida Gulf Bank, headquartered in Fort Myers, Florida with 8 branches in the Fort Myers-Cape Coral, FL market. The Company acquired Florida Gulf in order to further expand its banking operations in the Fort Myers Metropolitan area. Under terms of the agreement, for each share of Florida Gulf stock outstanding, Florida Gulf shareholders received shares of the Company’s common stock equal to $23.00 and a cash payment for any fractional share. In addition, the agreement provides for potential additional cash consideration based on the resolution of certain identified loans over a three-year period after the acquisition. The maximum contingent consideration is $4.4 million, but at September 30, 2012, based on the information available, the Company does not believe it will pay any contingent consideration. However, the Company is currently evaluating the fair value of the contingent consideration. Should facts or circumstances change as the Company finalizes its purchase accounting, some amount of additional consideration may be recorded in subsequent accounting periods that may materially affect the amount of goodwill recorded as part of the Florida Gulf acquisition. The Company acquired all of the outstanding common stock of the former Florida Gulf shareholders for total consideration of $43,828,000, which included the fair value of options granted and non-equity consideration paid, which resulted in goodwill of $29,052,000, as shown in the following table:

(dollars in thousands)	Number of Shares	Amount
Equity Consideration
Common Stock issued	754,334	$37,210
Options issued	32,863	651

Total Equity Consideration		37,861

Non-Equity Consideration
Change in Control Payments		1,342
Cash		4,625
Contingent Consideration		—

Total Non-Equity Consideration		5,967

Total Consideration Paid		43,828
Fair Value of Net Assets Assumed including Identifiable Intangible Assets		(14,776)

Goodwill		$29,052

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, if any, were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. The goodwill recognized was the result of the combined Companies’ expanded presence in the Fort Myers, Florida Metropolitan Statistical Area (“MSA”) through the addition of eight branches and an experienced in-market team that enhances the Company’s ability to compete in that market. Additionally, goodwill was also created by the expected cost savings that will be recognized in future periods through the elimination of redundant operations.

In accordance with ASC Topic 805, estimated fair values are subject to change up to one year after the acquisition date. This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values would be recorded in the period in which the acquisition occurred, and as a result, previously reported results are subject to change. Information regarding the Company’s estimate of loan, core deposit intangible asset, deposit, and other asset fair values are expected to be adjusted as the Company continues to refine its estimates of these fair values. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following table.

(dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$37,050	$—		$37,050
Investment securities	57,162	(321	) (1)	56,841
Loans	244,485	(28,779	) (2)	215,706
Other real estate owned	770	(216	) (3)	554
Deferred tax asset	1,446	12,598	(4)	14,044
Other assets	20,481	(3,289	) (5)	17,192

Total Assets	$361,394	$(20,007)		$341,387

Liabilities
Interest-bearing deposits	228,050	405	(6)	228,455
Noninterest-bearing deposits	57,578	—		57,578
Borrowings	39,188	1,039	(7)	40,227
Other liabilities	351	—		351

Total Liabilities	$325,167	$1,444		$326,611

Explanation of Certain Fair Value Adjustments

(1)	The adjustment represents the write down of the book value of Florida Gulf’s investments to their estimated fair value based on fair values on the date of acquisition.
(2)	The adjustment represents the write down of the book value of Florida Gulf’s loans to their estimated fair value based on current interest rates and expected cash flows which includes estimates of expected loan losses inherent in the portfolio.
(3)	The adjustment represents the write down of the book value of Florida Gulf’s OREO properties to their estimated fair value at the acquisition date based on their appraised value, as adjusted for costs to sell.
(4)	The adjustment represents the value of the deferred tax asset recognized on the fair value adjustments of Florida Gulf’s acquired assets and assumed liabilities.
(5)	The adjustment represents the write down of the book value of Florida Gulf’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.
(6)	The adjustment is necessary because the weighted average interest rate of Florida Gulf’s CDs exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense over the life of the portfolio, which is estimated at 60 months.
(7)	The adjustment is necessary because the interest rate of Florida Gulf’s fixed rate borrowings exceeded current interest rates on similar borrowings.

The Company’s consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2012 include the operating results of the acquired assets and assumed liabilities for the 61 days subsequent to the July 31, 2012 acquisition date. Due to the system conversion of the acquired entity in August 2012 and subsequent integration of the operating activities of the acquired branches into existing Company markets, historical reporting for the former Florida Gulf branches is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the 61-day period.

Supplemental pro forma information

The following pro forma information for the nine months ended September 30, 2012 and 2011 reflects the Company’s estimated consolidated results of operations as if the acquisition of Florida Gulf occurred at January 1, 2011, unadjusted for potential cost savings.

(dollars in thousands, except per share data)	2012	2011

Interest and noninterest income	$465,643	$417,249
Net income	54,080	36,893
Earnings per share – basic	1.80	1.27
Earnings per share – diluted	1.79	1.26

Branch Disposition

During the second quarter of 2012, the Company announced plans to close ten branches during 2012 as part of its ongoing business strategy, which includes a periodic review of its branch network to maximize shareholder return. The Company closed two branches during the third quarter of 2012, beginning in August 2012, and plans to close eight branches during the fourth quarter of 2012. In addition, the Company announced during the fourth quarter of 2012 that four additional branches would be closed during the first quarter of 2013. As part of these branch closures, the Company incurred various disposal costs during the third quarter of 2012 and expects to incur additional costs in the fourth quarter of 2012 and the first quarter of 2013, including personnel termination costs, contract termination costs, and fixed asset disposals. Employee termination costs incurred during the first nine months of 2012 were $384,000 for the three and nine months ended September 30, 2012. The Company did not incur any lease or other contract termination costs during the first nine months of 2012, and has not disposed of any fixed assets as of September 30, 2012 related to these disposition activities. As part of its analysis of disposal costs, the Company has recorded an asset impairment loss of $2,743,000 and accelerated depreciation of $284,000 in its statement of comprehensive income for the nine months ended September 30, 2012, discussed further in Note 14 to these consolidated financial statements. The Company estimates future exit costs, which would include additional employee termination costs, fixed asset disposals, and lease termination costs, will not be material.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$223,099	$4,502	$—	$227,601
Obligations of state and political subdivisions	123,655	7,256	(188)	130,723
Mortgage backed securities	1,365,566	33,320	(843)	1,398,043
Other securities	1,460	107	—	1,567

Total securities available for sale	$1,713,780	$45,185	$(1,031)	$1,757,934

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$69,948	$1,510	$—	$71,458
Obligations of state and political subdivisions	83,504	5,123	(44)	88,583
Mortgage backed securities	35,547	850	—	36,397

Total securities held to maturity	$188,999	$7,483	$(44)	$196,438

December 31, 2011

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$336,859	$5,633	$(4)	$342,488
Obligations of state and political subdivisions	137,503	6,500	(198)	143,805
Mortgage backed securities	1,289,775	28,317	(718)	1,317,374
Other securities	1,460	78	—	1,538

Total securities available for sale	$1,765,597	$40,528	$(920)	$1,805,205

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$85,172	$1,921	$—	$87,093
Obligations of state and political subdivisions	81,053	3,682	(57)	84,678
Mortgage backed securities	26,539	800	—	27,339

Total securities held to maturity	$192,764	$6,403	$(57)	$199,110

Securities with carrying values of $1,683,762,000 and $1,698,943,000 were pledged to secure public deposits and other borrowings at September 30, 2012 and December 31, 2011, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$14,985	$—	$—	$—	$14,985
Obligations of state and political subdivisions	—	—	(188)	1,084	(188)	1,084
Mortgage backed securities	(667)	107,109	(176)	23,517	(843)	130,626

Total securities available for sale	$(667)	$122,094	$(364)	$24,601	$(1,031)	$146,695

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(44)	2,188	—	—	(44)	2,188
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(44)	$2,188	$—	$—	$(44)	$2,188

December 31, 2011
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(4)	$9,996	$—	$—	$(4)	$9,996
Obligations of state and political subdivisions	(11)	1,104	(187)	1,085	(198)	2,189
Mortgage backed securities	(545)	147,803	(173)	21,679	(718)	169,482

Total securities available for sale	$(560)	$158,903	$(360)	$22,764	$(920)	$181,667

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(26)	2,354	(31)	1,297	(57)	3,651
Mortgage backed securities	—	—	—	—	—	—

Total securities held to maturity	$(26)	$2,354	$(31)	$1,297	$(57)	$3,651

At September 30, 2012, 28 debt securities had unrealized losses of 0.72% of the securities’ amortized cost basis and 0.06% of the Company’s total amortized cost basis. The unrealized losses for each of the 28 securities relate to market interest rate changes. Seven of the 28 securities have been in a continuous loss position for over twelve months at September 30, 2012. These seven securities had an aggregate amortized cost basis and unrealized loss of $24,966,000 and $364,000, respectively. Six of the seven securities were issued by either the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae). The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. One of the securities in a continuous unrealized loss position for over twelve months was issued by a political subdivision and discussed in further detail below.

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

The Company assessed the nature of the losses in its portfolio as of September 30, 2012 and December 31, 2011 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

During 2011, management assessed the operating environment of a bond issuer as adverse and thus concluded that the Company had one unrated revenue municipal bond that warranted an other-than-temporary impairment charge during the year ended December 31, 2011. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded for the year ended December 31, 2011. The impairment recorded in 2011 brought the total impairment to 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment. During the nine months ended September 30, 2012, the Company continued to analyze the operating environment of the bond as it did in 2011 and noted no further deterioration in the operating environment of the bond issuer.

As a result of the Company’s analysis, no other declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at September 30, 2012 or December 31, 2011 except where noted above.

The amortized cost and estimated fair value by maturity of investment securities at September 30, 2012 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	1.64%	$19,327	$19,534	1.60%	$20,632	$20,818
One through five years	1.91	133,413	136,190	2.05	56,467	58,025
After five through ten years	2.29	487,317	503,875	3.09	20,753	22,136
Over ten years	2.00	1,073,723	1,098,335	3.07	91,147	95,459

Totals	2.07%	$1,713,780	$1,757,934	2.61%	$188,999	$196,438

The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Realized gains	$41	$1,213	$3,758	$2,640
Realized losses	—	(7)	(15)	(7)

Net realized gains	$41	$1,206	$3,743	$2,633

In addition to the gains above, the Company realized certain immaterial gains on the calls of held to maturity securities.

NOTE 6 – LOANS RECEIVABLE

Loans receivable at September 30, 2012 and December 31, 2011 consist of the following:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Residential mortgage loans:
Residential 1-4 family	$454,146	$522,357
Construction/ Owner Occupied	9,256	16,143

Total residential mortgage loans	463,402	538,500

Commercial loans:
Real estate	3,549,837	3,363,891
Business	2,449,125	2,005,234

Total commercial loans	5,998,962	5,369,125

Consumer and other loans:
Indirect automobile	319,389	261,896
Home equity	1,200,886	1,019,110
Other	247,307	199,406

Total consumer and other loans	1,767,582	1,480,412

Total loans receivable	$8,229,946	$7,388,037

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

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Non-covered Loans:
Residential mortgage loans:
Residential 1-4 family	$256,813	$266,970
Construction/ Owner Occupied	9,256	16,143

Total residential mortgage loans	266,069	283,113

Commercial loans:
Real estate	2,879,836	2,591,014
Business	2,357,303	1,896,496

Total commercial loans	5,237,139	4,487,510

Consumer and other loans:
Indirect automobile	319,389	261,896
Home equity	1,023,875	826,463
Other	244,224	194,606

Total consumer and other loans	1,587,488	1,282,965

Total non-covered loans receivable	$7,090,696	$6,053,588

The following tables provide an analysis of the aging of non-covered loans as of September 30, 2012 and December 31, 2011. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired from Florida Gulf in 2012, as well as those acquired in 2011, and loans originated by the Company. For purposes of the following tables, subprime mortgage loans are defined as loans that have FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	Non-covered loans excluding acquired loans
(Dollars in thousands)
	Past Due (1)
September 30, 2012	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$1,735	$154	$9,981	$11,870	$200,778	$212,648	$2,446
Subprime	—	—	—	—	18,844	18,844	—
Commercial
Real Estate - Construction	226	—	2,026	2,252	278,255	280,507	—
Real Estate- Other	1,714	380	26,290	28,384	2,092,640	2,121,024	278
Commercial Business	2,124	579	2,006	4,709	2,263,057	2,267,766	11
Consumer and Other
Indirect Automobile	1,010	190	933	2,133	311,110	313,243	—
Home Equity	1,452	338	6,009	7,799	937,761	945,560	148
Credit Card	84	87	386	557	47,897	48,454	—
Other	382	56	345	783	176,565	177,348	—

Total	$8,727	$1,784	$47,976	$58,487	$6,326,907	$6,385,394	$2,883

	Non-covered loans excluding acquired loans
(Dollars in thousands)
	Past Due (1)
December 31, 2011	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$731	$325	$6,009	$7,065	$271,534	$278,599	$1,099
Subprime	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	266	—	2,582	2,848	273,824	276,672	—
Real Estate- Other	880	54	34,087	35,021	1,778,235	1,813,256	636
Commercial Business	302	277	6,642	7,221	1,793,959	1,801,180	20
Consumer and Other
Indirect Automobile	1,232	159	994	2,385	248,070	250,455	—
Home Equity	3,102	717	4,955	8,774	741,968	750,742	82
Credit Card	467	107	403	977	46,786	47,763	—
Other	349	147	623	1,119	129,640	130,759	4

Total	$7,329	$1,786	$56,295	$65,410	$5,284,016	$5,349,426	$1,841

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

(Dollars in thousands)	Non-covered acquired loans
	Past Due (1)
September 30, 2012	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$—	$—	$226	$226	$34,994	$(643)	$34,577	$—
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	2,389	39	3,656	6,084	31,740	(4,525)	33,299	87
Real Estate- Other	5,792	3,551	41,613	50,956	452,480	(58,430)	445,006	1,337
Commercial Business	445	277	5,526	6,248	98,080	(14,791)	89,537	12
Consumer and Other
Indirect Automobile	116	—	157	273	5,873	—	6,146	—
Home Equity	1,641	710	4,196	6,547	76,176	(4,408)	78,315	111
Credit Card	—	—	—	—	—	—	—	—
Other	201	72	329	602	24,349	(6,529)	18,422	—

Total	$10,584	$4,649	$55,703	$70,936	$723,692	$(89,326)	$705,302	$1,547

(Dollars in thousands)	Non-covered acquired loans
	Past Due (1)
December 31, 2011	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$124	$60	$185	$369	$4,145	$—	$4,514	$185
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	629	—	3,755	4,384	61,705	(6,458)	59,631	345
Real Estate- Other	7,213	4,036	29,725	40,974	448,288	(47,808)	441,454	794
Commercial Business	183	69	639	891	105,796	(11,371)	95,316	3
Consumer and Other
Indirect Automobile	171	10	258	439	10,813	189	11,441	—
Home Equity	2,509	125	4,104	6,738	73,822	(4,839)	75,721	438
Credit Card	—	—	—	—	—	—	—	—
Other	413	545	571	1,529	16,067	(1,511)	16,085	150

Total	$11,242	$4,845	$39,237	$55,324	$720,636	$(71,798)	$704,162	$1,915

(1)	Past due information includes loans acquired from OMNI, Cameron, and Florida Gulf at the gross contractual balance outstanding at September 30, 2012 and OMNI and Cameron at December 31, 2011.

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

The following table provides an analysis of non-covered loans on nonaccrual status at September 30, 2012 and December 31, 2011. Nonaccrual loans in the table exclude loans acquired.

(Dollars in thousands)	September 30, 2012	December 31, 2011

Residential
Prime	$7,535	$4,910
Subprime	—	—
Commercial
Real Estate - Construction	2,026	2,582
Real Estate - Other	26,012	33,451
Business	1,995	6,622
Consumer and Other
Indirect Automobile	933	994
Home Equity	5,861	4,873
Credit Card	386	403
Other	345	619

Total	$45,093	$54,454

Covered Loans

The carrying amount of the acquired covered loans at September 30, 2012 and December 31, 2011 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

(Dollars in thousands)	September 30, 2012
Covered loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Residential mortgage loans:
Residential 1-4 family	$22,085	$175,248	$197,333

Total residential mortgage loans	22,085	175,248	197,333

Commercial loans:
Real estate	171,965	498,036	670,001
Business	3,522	88,300	91,822

Total commercial loans	175,487	586,336	761,823

Consumer and other loans:
Home equity	23,515	153,496	177,011
Other	873	2,210	3,083

Total consumer and other loans	24,388	155,706	180,094

Total covered loans receivable	$221,960	$917,290	$1,139,250

The Company has corrected its disclosure of historical covered loan balances by portfolio type for the periods of September 30, 2011 and December 31, 2011 for the impact of an error in the allocation of loan discounts in its covered loan portfolio. The correction had no effect on the balance of total covered loans, total loans, total assets, or net income for the periods presented. The error was identified in 2012 through the operation of the Company’s internal controls over financial reporting as it related to the Company’s loan accounting. Using accounting guidance provided in Accounting Standards Codification (“ASC”) Topic 250, the Company assessed these items and determined the error, although immaterial to the consolidated financial statements for the three- and nine-month periods ended September 30, 2012, and immaterial to the overall financial statement presentation at December 31, 2011, would affect the comparability of the disclosures provided in these consolidated financial statements. As a result, the information included in these unaudited footnotes includes the effect this correction has on the previously reported disclosures for the December 31, 2011 period.

The following table presents the effect this correction for the December 31, 2011 period.

(Dollars in thousands)	December 31, 2011
Covered loans	Acquired Impaired Loans			Acquired Performing Loans			Total Covered Loans
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Residential mortgage loans:
Residential 1-4 family	$31,809	$3,985	$35,794	$184,465	35,128	$219,593	$255,387

Total residential mortgage loans	31,809	3,985	35,794	184,465	35,128	219,593	255,387

Commercial loans:
Real estate	23,127	31,564	54,691	704,841	13,345	718,186	772,877
Business	4,053	116	4,169	144,825	(40,256)	104,569	108,738

Total commercial loans	27,180	31,680	58,860	849,666	(26,911)	822,755	881,615

Consumer and other loans:
Home equity	30,267	(794)	29,473	204,707	(41,533)	163,174	192,647
Other	116	(116)	—	6,239	(1,439)	4,800	4,800

Total consumer and other loans	30,383	(910)	29,473	210,946	(42,972)	167,974	197,447

Total covered loans receivable	$89,372	$34,755	$124,127	$1,245,077	(34,755)	$1,210,322	$1,334,449

FDIC loss share receivable

The following is a summary of the year-to-date activity in the FDIC loss share receivable for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011

Balance, beginning of period	$591,844	$726,871
Increase due to loan loss provision recorded on FDIC covered loans	33,786	30,184

(Amortization) Accretion	(89,899)	(42,831)
Submission of reimbursable losses to the FDIC	(97,511)	(114,087)
Changes due to a change in cash flow assumptions on OREO	(7,053)	5,242
Other	—	(3,517)

Balance, end of period	$431,167	$601,862

The Company does not anticipate owing any consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions of these agreements. Of the three agreements with the FDIC that contain clawback provisions, cumulative losses to date under two of these agreements have exceeded the calculated loss amounts which would result in clawback if not incurred. The sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement.

ASC 310-30 loans

The Company acquired loans through previous acquisitions which are subject to ASC Topic 310-30.

The following is a summary of changes in the accretable yields of acquired loans during the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)
September 30, 2012	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$83,834	$386,977	$470,811

Acquisition	1,190	32,584	33,774
Net transfers from (to) nonaccretable difference to (from) accretable yield	12,002	50,442	62,444
Accretion	(21,909)	(165,247)	(187,156)

Balance, end of period	$75,117	$304,756	$379,873

(Dollars in thousands)
September 30, 2011	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$82,381	$626,190	$708,571
Acquisition	7,346	139,163	146,509
Net transfers from (to) nonaccretable difference to (from) accretable yield	37,735	(280,833)	(243,098)
Accretion	(30,629)	(91,802)	(122,431)

Balance, end of period	$96,833	$392,718	$489,551

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

Information about the Company’s TDRs at September 30, 2012 and 2011 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under Subtopic 310-30, which include the covered loans above, as well as the loans acquired in the OMNI and Cameron acquisitions completed during 2011 and those acquired from Florida Gulf in 2012. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered loans and loans acquired from OMNI, Cameron, and Florida Gulf that would otherwise meet the criteria for classification as a troubled debt restructuring are excluded from the tables below.

	Total TDRs
(Dollars in thousands)	Accruing Loans
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs
September 30, 2012
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	370	264	18,985	19,619
Business	19	—	1,884	1,903
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	94	—	224	318
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$483	$264	$21,093	$21,840

September 30, 2011
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	1,377	—	24,447	25,824
Business	38	—	3,010	3,048
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	—	—	233	233
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$1,415	$—	$27,690	$29,105

Of the $21,840,000 in total TDRs, $4,391,000 occurred during the current nine-month period through modification of the original loan terms. Total TDRs of $29,105,000 at September 30, 2011 included $13,242,000 of TDRs that occurred during the nine-month period ended September 30, 2011. The following table provides information on how the TDRs were modified during the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	2012	2011

Extended maturities	$412	$—
Interest rate adjustment	481	234
Maturity and interest rate adjustment	2,389	37
Extension of interest-rate only payments	939	4,370
Forbearance	170	8,601
Covenant modifications	—	—
Other concession(s)(1)	—	—

Total	$4,391	$13,242

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance, and covenant modifications.

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

	September 30, 2012			September 30, 2011
(In thousands, except number of loans)	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment (1)	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment (1)
TDRs occurring during the nine-month period
Residential
Prime	—	$—	$—	—	$—	$—
Commercial
Real Estate	14	4,478	3,707	9	10,594	9,970
Business	1	27	—	7	3,041	3,039
Consumer and Other
Indirect Automobile	—	—	—	—	—	—
Home Equity	1	94	51	1	237	233
Credit Card	—	—	—	—	—	—
Other	1	—	—	—	—	—

Total	17	$4,599	$3,758	17	$13,872	$13,242

	September 30, 2012		September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Total TDRs that subsequently defaulted in the past 12 months
Residential
Prime	—	$—	—	$—
Commercial
Real Estate	46	19,048	31	24,325
Business	8	1,883	7	2,933
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	2	275	—	—
Credit Card	—	—	—	—
Other	1	—	—	—

Total	57	$21,206	38	$27,258

(1)	Recorded investment includes any allowance for loan losses recorded on the TDRs at the dates indicated.

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

In connection with acquisitions, the Company acquires certain loans considered impaired and initially recognizes these loans at the present value of amounts expected to be received. Further, the Company also accounts for non-impaired loans acquired in acquisitions in accordance with ASC 310-20 to the extent such loans have premiums or slight discounts. All other loans are accounted for by analogy to acquired impaired loans which largely consist of loans at deeper discounts. The allowance for loan losses previously associated with acquired loans does not carry over. Any deterioration in the credit quality of these loans subsequent to acquisition would be considered in the allowance for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life and recaptures any previously recognized impairment up to the amount of the improvement in expected cash flows. The Company’s allowance for loan losses for all acquired loans subject to ASC 310-30 would reflect only those credit impairment losses incurred after acquisition.

A summary of changes in the allowance for loan losses for the covered loan and non-covered loan portfolios for the nine months ended September 30, 2012 and 2011 follows.

(Dollars in thousands)	September 30, 2012
		Non-covered loans
	Covered loans	Excluding Acquired Loans	Acquired Loans	Total
Balance, beginning of period	$118,900	$74,861	$—	$193,761

Provision for loan losses before benefit attributable to FDIC loss share agreements	37,268	6,518	5,805	49,591

Benefit attributable to FDIC loss share agreements	(33,786)	—	—	(33,786)

Net provision for loan losses	3,482	6,518	5,805	15,805

Increase in FDIC loss share receivable	33,786	—	—	33,786
Transfer of balance to OREO	(23,769)	—	(408)	(24,177)
Loans charged-off	(13,283)	(6,818)	(179)	(20,280)
Recoveries	19	2,455	18	2,492

Balance, end of period	$119,135	$77,016	$5,236	$201,387

(Dollars in thousands)	September 30, 2011
		Non-covered loans
	Covered loans	Excluding Acquired Loans	Acquired Loans	Total
Balance, beginning of period	$73,640	$62,460	$—	$136,100

Provision for loan losses before benefit attributable to FDIC loss share agreements	34,418	17,355	—	51,773

Benefit attributable to FDIC loss share agreements	(30,184)	—	—	(30,184)

Net provision for loan losses	4,234	17,355	—	21,589

Increase in FDIC loss share receivable	30,184	—	—	30,184

Transfer of balance to OREO	(9,719)	—	—	(9,719)
Loans charged-off	(399)	(9,517)	—	(9,916)
Recoveries	516	6,566	—	7,082

Balance, end of period	$98,456	$76,864	$—	$175,320

A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the nine months ended September 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2012
Allowance for loan losses
Balance, beginning of period	$35,604	$25,705	$12,655	$897	$—	$74,861
(Reversal of) Provision for loan losses	4,199	3,851	2,929	1,344	—	12,323
Transfer of balance to OREO	(62)	—	(9)	(337)	—	(408)
Loans charged off	(1,195)	(769)	(4,274)	(759)	—	(6,997)
Recoveries	790	80	1,573	30	—	2,473

Balance, end of period	$39,336	$28,867	$12,874	$1,175	$—	$82,252

Allowance on loans individually evaluated for impairment	$1,173	$162	$43	$163	$—	$1,541
Allowance on loans collectively evaluated for impairment	38,163	28,705	12,831	1,012	—	80,711

Loans, net of unearned income
Balance, end of period	$2,879,836	$2,357,303	$1,587,488	$266,069	$—	$7,090,696
Balance, end of period: Loans individually evaluated for impairment	26,353	1,888	318	1,703	—	30,262
Balance, end of period: Loans collectively evaluated for impairment	2,853,483	2,355,415	1,587,170	264,366	—	7,060,434
Balance, end of period: Loans acquired with deteriorated credit quality	60,360	3,675	5,334	430	—	69,799

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2011
Allowance for loan losses
Balance, beginning of period	$31,390	$16,473	$13,332	$1,265	$—	$62,460
(Reversal of) Provision for loan losses	6,279	6,924	4,681	(529)	—	17,355
Loans charged off	(3,780)	(385)	(5,149)	(203)	—	(9,517)
Recoveries	4,728	153	1,628	57	—	6,566

Balance, end of period	$38,617	$23,165	$14,492	$590	$—	$76,864

Allowance on loans individually evaluated for impairment	$2,975	$500	$—	$52	$—	$3,527
Allowance on loans collectively evaluated for impairment	35,642	22,665	14,492	538	—	73,337

Loans, net of unearned income
Balance, end of period	$2,575,603	$1,734,769	$1,232,922	$305,265	$—	$5,848,559
Balance, end of period: Loans individually evaluated for impairment	38,146	10,327	234	710	—	49,417
Balance, end of period: Loans collectively evaluated for impairment	2,537,457	1,724,442	1,232,688	304,555	—	5,799,142
Balance, end of period: Loans acquired with deteriorated credit quality	31,852	949	7,191	—	—	39,992

A summary of changes in the allowance for loan losses for covered loans, by loan portfolio type, for the nine months ended September 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2012
Allowance for loan losses
Balance, beginning of period	$69,175	$9,788	$18,753	$21,184	$—	$118,900
(Reversal of) Provision for loan losses	3,550	922	397	(1,387)	—	3,482
Increase in FDIC loss share receivable	24,229	2,398	2,882	4,277	—	33,786
Transfer of balance to OREO	(9,876)	(2,475)	(825)	(10,593)	—	(23,769)
Loans charged off	(13,143)	—	(9)	(131)	—	(13,283)
Recoveries	16	—	3	—	—	19

Balance, end of period	$73,951	$10,633	$21,201	$13,350	$—	$119,135

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	73,951	10,633	21,201	13,350	—	119,135

Loans, net of unearned income
Balance, end of period	$670,001	$91,822	$180,094	$197,333	$—	$1,139,250
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	670,001	91,822	180,094	197,333	—	1,139,250
Balance, end of period: Loans acquired with deteriorated credit quality	171,965	3,522	24,388	22,085	—	221,960

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
September 30, 2011
Allowance for loan losses
Balance, beginning of period	$26,439	$6,657	$12,201	$28,343	$—	$73,640
(Reversal of) Provision for loan losses	4,505	616	630	(1,517)	—	4,234
Increase in FDIC loss share receivable	37,224	(1,891)	4,139	(9,288)	—	30,184
Transfer of balance to OREO	(6,496)	(58)	(1,699)	(1,466)	—	(9,719)
Loans charged off	(334)	—	(45)	(20)	—	(399)
Recoveries	274	—	140	102	—	516

Balance, end of period	$61,612	$5,324	$15,366	$16,154	$—	$98,456

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	61,612	5,324	15,366	16,154	—	98,456

Loans, net of unearned income
Balance, end of period	$807,427	$107,824	$198,186	$264,328	$—	$1,377,765
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	807,427	107,824	198,186	264,328	—	1,377,765
Balance, end of period: Loans acquired with deteriorated credit quality	62,421	4,267	31,435	36,684	—	134,807

Credit Quality

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. “Special mention” loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. For assets with identified credit issues, the Company has two primary classifications for problem assets: “substandard” and “doubtful.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full satisfaction of the loan balance outstanding questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as “Pass” do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized. Asset risk classifications are periodically reviewed and changed if, in the opinion of management, the risk profile of the customer has changed since the last review of the loan relationship. Asset risk classifications for commercial loans reflect the classification as of September 30, 2012 and December 31, 2011.

The Company’s investment in non-covered loans by credit quality indicator as of September 30, 2012 and December 31, 2011 is presented in the following tables. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired and loans that were not acquired. Loan discounts in the table below represent the adjustment of non-covered acquired loans to fair value at the time of acquisition, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(Dollars in thousands)	Non-covered loans excluding acquired loans
	Commercial Real Estate Construction		Commercial Real Estate - Other		Commercial Business
Credit quality indicator by asset risk classification	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$256,962	$249,669	$2,006,559	$1,689,455	$2,193,216	$1,729,279
Special Mention	15,924	18,274	58,442	62,868	24,404	46,225
Substandard	7,621	8,559	54,041	55,236	50,084	25,477
Doubtful	—	170	1,982	5,697	62	199

Total	280,507	276,672	2,121,024	1,813,256	2,267,766	1,801,180
Discount	—	—	—	—	—	—

Non-covered commercial loans, net	$280,507	$276,672	$2,121,024	$1,813,256	$2,267,766	$1,801,180

	Mortgage - Prime		Mortgage - Subprime
Credit risk by payment status	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current	$200,778	$271,534	$18,844	$—
Past due greater than 30 days	11,870	7,065	—	—

Total	212,648	278,599	18,844	—
Discount	—	—	—	—

Non-covered mortgage loans, net	$212,648	$278,599	$18,844	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current	$311,110	$248,070	$47,897	$46,786
Past due greater than 30 days	2,133	2,385	557	977

Total	$313,243	$250,455	$48,454	$47,763

	Home Equity		Consumer - Other
Credit risk by payment status	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current	$937,761	$741,968	$176,565	$129,640
Past due greater than 30 days	7,799	8,774	783	1,119

Total	$945,560	750,742	$177,348	130,759
Discount	—	—	—	—

Non-covered consumer loans, net	$945,560	$750,742	$177,348	$130,759

(Dollars in thousands)	Non-covered acquired loans
	Commercial Real Estate Construction		Commercial Real Estate - Other		Commercial Business
Credit quality indicator by asset risk classification	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$27,287	$51,510	$381,212	$360,598	$93,187	$94,760
Special Mention	3,121	9,138	32,735	53,503	2,379	7,870
Substandard	7,416	5,441	89,489	75,161	4,721	4,057
Doubtful	—	—	—	—	4,041	—

Total	37,824	66,089	503,436	489,262	104,328	106,687
Discount	(4,525)	(6,458)	(58,430)	(47,808)	(14,791)	(11,371)

Non-covered commercial loans, net	$33,299	$59,631	$445,006	$441,454	$89,537	$95,316

	Mortgage - Prime		Mortgage - Subprime
Credit risk by payment status	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current	$34,994	$4,145	$—	$—
Past due greater than 30 days	226	369	—	—

Total	35,220	4,514	—	—
Discount	(643)	—	—	—

Non-covered mortgage loans, net	$34,577	$4,514	$—	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current	$5,873	$10,813	$—	$—
Past due greater than 30 days	273	439	—	—

Total	6,146	11,252
Discount	—	189	—	—

Non-covered consumer loans, net	$6,146	$11,441	$—	$—

	Home Equity		Consumer - Other
Credit risk by payment status	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current	$76,176	$73,822	$24,349	$16,067
Past due greater than 30 days	6,547	6,738	602	1,529

Total	82,723	80,560	24,951	17,596
Discount	(4,408)	(4,839)	(6,529)	(1,511)

Non-covered consumer loans, net	$78,315	$75,721	$18,422	$16,085

Credit quality information in the table above includes loans acquired at gross contractual balance outstanding at September 30, 2012 and December 31, 2011.

The Company’s investment in covered loans by credit quality indicator as of September 30, 2012 and December 31, 2011 is presented in the following table. Loan discounts in the table below represent the adjustment of covered loans to fair value at the time of acquisition, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. The discounts for the December 31, 2011 period have been restated below to reflect the correction of the error discussed in Note 6 to these unaudited consolidated financial statements.

(Dollars in thousands)	Covered loans
September 30, 2012	Commercial
Credit quality indicator by asset risk classification	Real Estate- Construction	Real Estate- Other	Business	Total
Pass	$46,939	$238,128	$41,311	$326,378
Special Mention	17,689	58,153	9,163	85,005
Substandard	111,795	298,146	53,714	463,655
Doubtful	607	9,062	644	10,313

Total	$177,030	$603,489	$104,832	$885,351

			Discount	(123,528)

		Covered commercial loans, net		$761,823

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$194,852	$—	$194,852
Past due greater than 30 days	56,215	—	56,215

Total	$251,067	$—	$251,067

		Discount	(53,734)

	Covered mortgage loans, net		$197,333

	Consumer and Other
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$829	$180,904	$2,466	$184,199
Past due greater than 30 days	—	47	63,521	541	64,109

Total	$—	$876	$244,425	$3,007	$248,308

				Discount	(68,214)

			Covered consumer loans, net		$180,094

(Dollars in thousands)	Covered loans
December 31, 2011	Commercial
Credit quality indicator by asset risk classification	Real Estate- Construction	Real Estate- Other	Business	Total
Pass	$59,936	$282,974	$72,563	$415,473
Special Mention	17,336	87,409	10,965	115,710
Substandard	169,726	349,155	61,268	580,149
Doubtful	705	22,636	4,082	27,423

Total	$247,703	$742,174	$148,878	$1,138,755

			Discount	(257,140)

		Covered commercial loans, net		$881,615

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$233,305	$—	$233,305
Past Due greater than 30 days	94,553	—	94,553

Total	$327,858	$—	$327,858

		Discount	(72,471)

	Covered mortgage loans, net		$255,387

	Consumer and Other
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$875	$193,366	$4,880	$199,121
Past Due greater than 30 days	—	94	107,520	534	108,148

Total	$—	$969	$300,886	$5,414	$307,269

				Discount	(109,822)

			Covered consumer loans, net		$197,447

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables as of and for the periods indicated.

(Dollars in thousands)	At September 30, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial Loans
Real Estate	$26,298	$26,298	$—	$32,267	$32,267	$—
Business	1,799	1,799	—	6,403	6,403	—
Consumer and Other Loans
Home equity	224	224	—	—	—	—

With an allowance recorded
Mortgage Loans
Residential – Prime	$9,049	$9,238	$(189)	$4,763	$4,910	$(147)
Residential – Subprime	—	—	—	—	—	—
Commercial Loans
Real Estate	1,714	2,887	(1,173)	1,430	3,304	(1,874)
Business	53	215	(162)	40	219	(179)
Consumer and Other Loans
Indirect automobile	928	933	(5)	987	994	(7)
Credit card	376	387	(11)	391	403	(12)
Home equity	5,547	5,636	(89)	4,826	4,873	(47)
Other	340	345	(5)	608	619	(11)

Total
Mortgage Loans	$9,049	$9,238	$(189)	$4,763	$4,910	(147)
Commercial Loans	29,864	31,199	(1,335)	40,140	42,193	(2,053)
Consumer Loans	7,415	7,525	(110)	6,812	6,889	(77)

(Dollars in thousands)	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded
Commercial Loans
Real Estate	$27,547	$15	$78,036	$306
Business	2,451	—	10,387	82
Consumer and Other Loans
Home equity	225	—	—	—

With an allowance recorded
Mortgage Loans
Residential – Prime	$9,248	$—	$6,721	$13
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	2,731	8	16,090	12
Business	209	1	2,869	12
Consumer and Other Loans
Indirect automobile	1,135	—	1,296	6
Credit card	387	—	494	—
Home equity	6,184	—	9,206	15
Other	585	—	1,925	2

Total
Mortgage Loans	$9,248	$—	$6,721	$13
Commercial Loans	32,938	24	107,382	412
Consumer Loans	8,516	—	12,921	23

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

(Dollars in thousands)	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded
Commercial Loans
Real Estate	29,872	651	58,403	1,222
Business	3,387	71	11,127	259
Consumer and Other Loans
Home equity	227	—	—	—

With an allowance recorded
Mortgage Loans
Residential – Prime	$7,439	$148	$6,816	$69
Residential – Subprime	—	—	—	—
Commercial Loans
Real Estate	2,866	22	16,303	187
Business	215	1	2,951	72
Consumer and Other Loans
Indirect automobile	1,345	20	1,330	30
Credit card	354	—	441	—
Home equity	6,502	110	7,275	99
Other	675	6	1,612	19

Total
Mortgage Loans	$7,439	$148	$6,816	$69
Commercial Loans	36,340	745	88,784	1,740
Consumer Loans	9,103	136	10,658	148

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

As of September 30, 2012 and December 31, 2011, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2011 and the nine months ended September 30, 2012 are provided in the following table.

(Dollars in thousands)	Amount

Balance, December 31, 2010	$234,228
Goodwill acquired during the year	135,583

Balance, December 31, 2011	369,811
Goodwill acquired during the period	29,052
Goodwill adjustment to correct an immaterial error	(3,727)

Balance, September 30, 2012	$395,136

The goodwill acquired during the year ended December 31, 2011 was a result of the OMNI, Cameron, and Florida Trust Company acquisitions, and the goodwill acquired during the nine months ended September 30, 2012 was a result of the Florida Gulf acquisition discussed further in Note 4.

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

The Company performed the required annual impairment test of goodwill as of October 1, 2011. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date to September 30, 2012, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired. The Company is currently in the process of testing its goodwill for impairment as of October 1, 2012.

Title plant

The Company had title plant assets totaling $6,722,000 at September 30, 2012 and December 31, 2011, respectively. No events or changes in circumstances occurred during 2012 or 2011 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

The Company’s intangible assets are subject to amortization and include core deposit intangibles, amortized on a straight line or accelerated basis over a 10 year average life, a customer relationship intangible asset, amortized on an accelerated basis over a 9.5 year life, and mortgage servicing rights, amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. The definite-lived intangible assets had the following carrying values at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$(25,059)	$20,347	$45,406	$(21,385)	$24,021
Customer relationship intangible asset	1,348	(350)	998	1,348	(160)	1,188
Mortgage servicing rights	1,196	(245)	951	340	(194)	146

Total	$47,950	$(25,654)	$22,296	$47,094	$(21,739)	$25,355

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned and foreclosed property totaled $129,173,000 and $125,046,000 at September 30, 2012 and December 31, 2011, respectively. Other real estate owned consists of the following:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Real estate owned acquired by foreclosure	$123,284	$119,320
Real estate acquired for development or resale	4,241	5,722
Other foreclosed property	1,648	4

Total other real estate owned and foreclosed property	$129,173	$125,046

At September 30, 2012 and December 31, 2011, other real estate is segregated into covered and non-covered properties as follows:

(Dollars in thousands)
September 30, 2012	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$32,310	$90,974	$123,284
Real estate acquired for development or resale	4,241	—	4,241
Other foreclosed property	21	1,627	1,648

Total other real estate owned and foreclosed property	$36,572	$92,601	$129,173

(dollars in thousands)
December 31, 2011	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$34,770	$84,550	$119,320
Real estate acquired for development or resale	5,722	—	5,722
Other foreclosed property	4	—	4

Total other real estate owned and foreclosed property	$40,496	$84,550	$125,046

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

The primary types of derivatives used by the Company include interest rate swap agreements, forward sales contracts, interest rate lock commitments, and written and purchased options.

At September 30, 2012 and 2011, the information pertaining to outstanding derivative instruments, excluding interest rate lock commitments, is as follows.

(Dollars in thousands)		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets	$—	$193	Other liabilities	$3,627	$2,240

Total derivatives designated as hedging instruments under ASC Topic 815		$—	$193		$3,627	$2,240

Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other assets	$27,732	$26,057	Other liabilities	$27,732	$26,057

Written and purchased options	Other assets	9,594	3,968	Other liabilities	9,594	3,968

Total derivatives not designated as hedging instruments under ASC Topic 815		$37,326	$30,025		$37,326	$30,025

Hedging Activities

As part of its activities to manage interest rate risk due to interest rate movements, the Company has engaged in interest rate swap transactions to manage exposure to interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company utilizes these interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The notional amount on which the interest payments are based is not exchanged. The Company had notional amounts of $70,000,000 in derivative contracts on its debt at September 30, 2012, December 31, 2011, and September 30, 2011.

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

During the nine months ended September 30, 2012 and 2011, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2012, the fair value of derivatives that will mature within the next twelve months is $1,222,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At September 30, 2012 and 2011, and for the three and nine months then ended, the information pertaining to the effect of the hedging instruments on the unaudited consolidated financial statements is as follows.

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of September 30,		For the Three Months Ended September 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(2,358)	$(1,330)	Other income (expense)	$(408)	$(444)	Other income (expense)	$—	$—

Total	$(2,358)	$(1,330)		$(408)	$(444)		$—	$—

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of September 30,		For the Nine Months Ended September 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(2,358)	$(1,330)	Other income (expense)	$(1,194)	$(1,300)	Other income (expense)	$—	$—

Total	$(2,358)	$(1,330)		$(1,194)	$(1,300)		$—	$—

(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under ASC Topic 815		2012	2011	2012	2011
Interest rate contracts	Other income (expense)	$(1)	$—	$(1)	$(2)
Interest rate lock commitments	Gain on sale of loans, net	1,238	920	2,955	1,770

Total		$1,237	$920	$2,954	$1,768

Other Derivative Instruments

Interest rate swap agreements

In addition to using derivative instruments as an interest rate risk management tool, the Company also enters into derivative instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2012, the Company had notional amounts of $349,829,000 on interest rate contracts with corporate customers and $349,829,000 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts. At September 30, 2011 and December 31, 2011, the Company had notional amounts of $289,385,000 and $293,794,000, respectively, on both interest rate contracts with corporate customers and offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

Rate lock commitments

The Company enters into commitments to originate loans intended for sale whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). A rate lock is given to a borrower, subject to conditional performance obligations, for a specified period of time that typically does not exceed 60 days. Simultaneously with the issuance of the rate lock to the borrower, a rate lock is received from an investor for a best efforts or mandatory delivery of the loan. Under the terms of the best efforts delivery lock, the investor commits to purchase the loan at a specified price, provided the loan is funded and delivered prior to a specified date and provided that the credit and loan characteristics meet pre-established criteria for such loans. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. The fair values of rate lock commitments and forward sales contracts were immaterial as of September 30, 2012, December 31, 2011, and September 30, 2011.

Equity-indexed certificates of deposit

IBERIABANK offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows IBERIABANK to identify a known cost of funds. The rate of return is based on the performance of a basket of publically traded stocks that represent a variety of industry segments. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument and is to be accounted for separately. Accordingly, the certificate of deposit is separated into two components: a zero coupon certificate of deposit (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon deposit is amortized over the life of the deposit, and the written option is carried at fair value on the Company’s consolidated balance sheet, with changes in fair value recorded through earnings. IBERIABANK offsets the risks of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Company’s consolidated balance sheet. At September 30, 2012, the Company had equity-indexed certificates of deposit of $183,488,000 with offsetting written options having a notional amount of $183,488,000. At September 30, 2011 and December 31, 2011, the Company had equity-indexed certificates of deposit of $149,038,000 and $158,164,000, respectively, with similar notional amounts of offsetting written options.

At September 30, 2012 and December 31, 2011, the Company was required to post $2,520,000 and $1,210,000 in cash as collateral for its derivative transactions. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2012. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

NOTE 11 – SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Other Comprehensive income

The following is a summary of the tax effects of each component of other comprehensive income for the three and nine months ended September 30 for the periods indicated:

	For the Three Months Ended September 30, 2012
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$6,099	$(2,135)	$3,964
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for (gains) included in net income	(41)	14	(27)

Net unrealized gains (losses)	6,058	(2,121)	3,937

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$800	$(280)	$520
Less: reclassification adjustment for losses (gains) included in net income	409	(142)	267

Fair value of derivative instruments designated as cash flow hedges	1,209	(422)	787

Total other comprehensive income	$7,267	$(2,543)	$4,724

	For the Three Months Ended September 30, 2011
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$12,329	$(4,315)	$8,014
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for gains included in net income	(1,206)	422	(784)

Net unrealized gains (losses)	11,123	(3,893)	7,230

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(16,264)	$5,692	$(10,572)
Less: reclassification adjustment for losses (gains) included in net income	444	(155)	289

Fair value of derivative instruments designated as cash flow hedges	(15,820)	5,537	(10,283)

Total other comprehensive income (loss)	$(4,697)	$1,644	$(3,053)

	For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$8,236	$(2,883)	$5,353
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for (gains) included in net income	(3,743)	1,310	(2,433)

Net unrealized gains (losses)	4,493	(1,573)	2,920

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(1,882)	$659	$(1,223)
Less: reclassification adjustment for losses (gains) included in net income	1,195	(418)	777

Fair value of derivative instruments designated as cash flow hedges	(687)	241	(446)

Total other comprehensive income	$3,806	$(1,332)	$2,474

	For the Nine Months Ended September 30, 2011
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding gains (losses) arising during the period	$32,226	$(11,279)	$20,947
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for gains included in net income	(2,633)	922	(1,711)

Net unrealized gains (losses)	29,593	(10,357)	19,236

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(17,763)	6,217	$(11,546)
Less: reclassification adjustment for losses (gains) included in net income	1,302	(456)	846

Fair value of derivative instruments designated as cash flow hedges	(16,461)	5,761	(10,700)

Total other comprehensive income	$13,132	$(4,596)	$8,536

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

In October 2011, the Board of Directors authorized the repurchase of up to 900,000 shares of common stock. The following table details these purchases through September 30, 2012 and is based on the settlement date of the transactions. The average price paid per share includes commissions paid.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Available for Purchase Pursuant to Publicly Announced Plan

June 1-30	48,188	$47.93	48,188	851,812
August 1-31	748,488	47.38	796,676	103,324
September 1-30	56,632	46.97	853,308	46,692

Total	853,308	$47.38	853,308	46,692

NOTE 12 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At September 30, 2012, future option or restricted stock awards of 687,292 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in salaries and employee benefits expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense related to stock options	$334	$383	$1,317	$955
Income tax benefit related to stock options	117	134	461	334
Impact on basic earnings per share	0.01	0.01	0.03	0.02
Impact on diluted earnings per share	0.01	0.01	0.03	0.02

The Company reported $940,000 and $1,416,000 of excess tax benefits as financing cash inflows during the nine months ended September 30, 2012 and 2011, respectively, related to the exercise and vesting of share-based compensation grants. Net cash proceeds from the exercise of stock options were $1,541,000 and $5,978,000 for the nine months ended September 30, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the nine-month periods ended September 30:

	2012		2011
	Total Options Outstanding	Options Granted During the Period	Total Options Outstanding	Options Granted During the Period
Expected dividends	2.3%	2.7%	2.2%	2.4%
Expected volatility	33.9%	40.1%	31.2%	35.4%
Risk-free interest rate	2.9%	0.8%	3.4%	1.5%
Expected term (in years)	5.8	5.0	5.9	5.0
Weighted-average grant-date fair value	$13.58	$14.51	$16.43	$12.84

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2012, there was $5,697,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.8 years.

The following table represents the activity related to stock options during the nine months ended September 30, 2012 and 2011.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2010	1,301,539	$45.52
Granted	52,221	55.64
Issued in connection with acquisition	41,975	72.35
Exercised	(209,147)	33.14
Forfeited or expired	(28,931)	58.34

Outstanding options, September 30, 2011	1,157,657	$48.87	4.4 Years
Outstanding exercisable at September 30, 2011	834,865	$45.91	3.1 Years

Outstanding options, December 31, 2011	1,097,620	$50.14
Granted	226,764	51.73
Issued in connection with acquisition	32,863	41.30
Exercised	(46,729)	29.42
Forfeited or expired	(29,410)	57.39

Outstanding options, September 30, 2012	1,281,108	$50.78	4.8 Years

Outstanding exercisable at September 30, 2012	822,410	$48.94	3.0 Years

At September 30, 2012, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $2,129,000 and $2,122,000. Total intrinsic value of options exercised was $1,046,000 and $5,291,000 for the nine months ended September 30, 2012 and 2011, respectively.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of September 30, 2012, unearned share-based compensation associated with these awards totaled $24,581,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of comprehensive income related to restricted stock grants for the three and nine months ended September 30:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense related to restricted stock	$1,973	$1,750	$5,638	$5,112

The following table represents unvested restricted stock award activity for the nine months ended September 30, 2012 and 2011. The weighted average grant date fair value of the restricted stock granted during the nine months ended September 30, 2012 and 2011 was $51.27 and $56.17, respectively.

	For the Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	512,112	539,195
Granted	174,393	131,559
Forfeited	(8,736)	(28,605)
Earned and issued	(120,644)	(115,293)

Balance, end of period	557,125	526,856

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

The following table represents phantom stock award activity during the periods indicated. During the three months ended September 30, 2012 and 2011, the Company recorded $245,000 and $95,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of the Company’s stock. During the nine months ended September 30, 2012 and 2011, the Company recorded $1,426,000 and $928,000, respectively, in compensation expense.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2010	119,194	3,741	122,935	$5,785,000
Granted	126,532	4,496	131,028	6,166,000
Forfeited share equivalents	(3,609)	(102)	(3,711)	(175,000)
Vested share equivalents	(5,808)	(378)	(6,186)	(294,000)

Balance, September 30, 2011	236,309	7,757	244,066	$11,486,000

Balance, December 31, 2011	232,921	8,942	241,863	$11,924,000
Granted	117,506	6,852	124,358	5,696,000
Forfeited share equivalents	(8,052)	(242)	(8,294)	(380,000)
Vested share equivalents	(16,735)	(1,144)	(17,879)	(894,000)

Balance, September 30, 2012	325,640	14,408	340,048	$15,574,000

(1)	Except for vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $45.80 and $47.06 on September 30, 2012 and 2011, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At September 30, 2012, the fair value of guarantees under commercial and standby letters of credit was $464,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At September 30, 2012 and December 31, 2011, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(Dollars in thousands)	September 30, 2012	December 31, 2011
Commitments to grant loans	$200,132	$243,458
Unfunded commitments under lines of credit	2,104,138	1,773,601
Commercial and standby letters of credit	46,363	49,530

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

Mortgage loans held for sale

As of September 30, 2012, the Company has $211,132,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate the fair value of the held for sale loans is greater than cost. At September 30, 2012, the entire balance is recorded at cost.

Impaired loans

Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value measurements are used in determining impairment using either the loan’s obtainable market price, if available (Level 1) or the fair value of the collateral if the loan is collateral dependent (Level 2). Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan’s effective interest rate, is not considered a fair value measurement. Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned

As of September 30, 2012, the Company has $129,173,000 in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan (or the pro-rata carrying value of loans accounted for in accordance with or by analogy to ASC 310-30) or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at September 30, 2012 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property write-downs of $4,900,000 and $6,258,000 in earnings for the nine months ended September 30, 2012 and 2011, respectively.

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

(Dollars in thousands)		Fair Value Measurements Using
Recurring Basis Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available -for-sale securities	$1,757,934	$—	$1,757,934	$—
Derivative instruments	37,326	—	37,326	—

Total	$1,795,260	$—	$1,795,260	$—

Liabilities
Derivative instruments	40,953	—	40,953	—

Total	$40,953	$—	$40,953	$—

(Dollars in thousands)		Fair Value Measurements Using
Recurring Basis Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available -for-sale securities	$1,805,205	$—	$1,804,120	$1,085
Derivative instruments	32,071	—	32,071	—

Total	$1,837,276	$—	$1,836,191	$1,085

Liabilities
Derivative instruments	35,010	—	35,010	—

Total	$35,010	$—	$35,010	$—

During 2012, available for sale securities with a market value of $1,085,000 at December 31, 2011 were transferred into the Level 2 fair value measurement category in the table above from the Level 3 category as disclosed at December 31, 2011. The security was issued by a municipal entity and was included in the Level 3 category at December 31, 2011 because their fair value was based on management’s estimate of the security’s fair value after recording an other-than-temporary impairment during the year ended December 31, 2011. At September 30, 2012, the fair value of this security was based on a trade price for similar assets, namely a similar security.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2012 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income

Total gains (losses) included in earnings (or changes in net assets)	$2,548	$—

Change in unrealized gains (losses) relating to assets still held at September 30, 2012	—	2,474

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(Dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$3,358	$—	$3,358	$—
Premises and equipment	5,021	—	5,021	—
OREO	18,810	—	18,810	—

Total	$27,189	$—	$27,189	$—

(Dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$2,346	$—	$2,346	$—
OREO	14,930	—	14,930	—

Total	$17,276	$—	$17,276	$—

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the Florida Gulf, OMNI, Cameron, and Florida Trust Company acquisitions completed in 2012 and 2011, as well as the initial measurement of the assets and liabilities acquired from the four FDIC-assisted transactions in 2009 and 2010. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the periods presented unless specifically required by generally accepted accounting principles. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans and core deposit intangible asset).

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $4,899,000 were recorded at their fair value at September 30, 2012. These loans include a reserve of $1,541,000 included in the Company’s allowance for loan losses at September 30, 2012. Impaired non-covered loans with an outstanding balance of $4,532,000 were recorded at their fair value at December 31, 2011. These loans include a reserve of $2,186,000 included in the Company’s allowance for loan losses at December 31, 2011.

During the second quarter of 2012, the Company announced plans to close ten branches during the third and fourth quarters of 2012 as part of its business strategy. The Company has notified customers of these branches and has received the required regulatory approvals to proceed with closure. Seven of the branches are located in Florida, two in Louisiana, and one in Arkansas. Five of these branches are owned by the Company, and five of the branches are leased under operating lease agreements. The five branches owned by the Company had a book value of $7,778,000 at the time of the announcement. The Company reviewed the carrying amount of the owned properties and concluded it exceeded the fair value of these branches at that date. As a result, the Company recorded an impairment loss in other noninterest expense of $2,743,000 in its consolidated statement of comprehensive income for the nine months ended September 30, 2012. After the impairment loss, the carrying value of the branches was $5,021,000 and is included in premises and equipment on the Company’s consolidated balance sheet at September 30, 2012. When these branches close, they will be included in other real estate owned (as real estate acquired for development or resale), a component of other assets on the consolidated balance sheet.

Fair value of the branches was based on a third-party broker opinion of value using both a comparable sales and cash flow approach. The Company did not modify the third-party pricing information for unobservable inputs.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three and nine months ended September 30, 2012.

The Company may elect the fair value option, which permits the Company to choose to measure eligible financial assets and liabilities at fair value at specified election dates and recognize prospective changes in unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the nine months ended September 30, 2012 and 2011.

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

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at September 30, 2012 and December 31, 2011, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at September 30, 2012 and December 31, 2011 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at September 30, 2012 and December 31, 2011 for deposits of similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At September 30, 2012 and December 31, 2011, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows as of the dates indicated:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$623,066	$623,066	$573,296	$573,296
Investment securities	1,946,933	1,954,372	1,997,969	2,004,315
Loans and loans held for sale	8,441,078	8,716,491	7,541,050	7,916,049
FDIC loss share receivable	431,167	245,051	591,844	331,946
Derivative instruments	37,326	37,326	32,071	32,071
Accrued interest receivable	32,488	32,488	36,006	36,006

Financial Liabilities
Deposits	$9,913,111	$9,884,700	$9,289,013	$9,262,698
Short-term borrowings	531,501	531,501	395,543	395,543
Long-term debt	429,304	405,598	452,733	418,069
Derivative instruments	40,953	40,953	35,010	35,010
Accrued interest payable	6,280	6,280	6,978	6,978

The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”), as of September 30, 2012 and December 31, 2011 and for the three- and nine-month periods ended September 30, 2012 and 2011. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

Actual results could differ materially because of factors such as the current level of market volatility and the Company’s ability to execute its growth strategy, including the availability of future FDIC-assisted failed bank opportunities, unanticipated losses related to the integration of, and refinements to purchase accounting adjustments for, acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, credit risk of the Company’s customers, effects of the on-going correction in residential real estate prices and reduced levels of home sales, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, reputational risk and social factors, changes in government regulations and legislation, including rules recently jointly proposed by the federal bank regulatory agencies to implement Basel III, increases in FDIC insurance assessments, geographic concentration of the Company’s markets and economic conditions in these markets, rapid changes in the financial services industry, dependence on the Company’s operational, technological, and organizational systems or infrastructure, hurricanes and other adverse weather events, the volatility and low trading volume of the Company’s common stock, and valuation of intangible assets. These and other factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, http://www.sec.gov, and the Company’s website, http://www.iberiabank.com, under the heading “Investor Information.” All information in this discussion is as of the date of this Report. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations.

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

Included in this discussion and analysis are descriptions of the composition, performance, and credit quality of the Company’s loan portfolio. The Company has three descriptions of loans that are used to categorize the portfolio into its distinct risks and rewards to consolidated financial statements. “Acquired loans” refer to all loans acquired in a business combination. Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank (“CSB”), Orion Bank (“Orion”), Century Bank (“Century”), and Sterling Bank (“Sterling”) acquisitions, which are covered by loss share agreements with the FDIC, are significantly different from those assets not similarly covered. Accordingly, the Company reports loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” The subset of acquired loans that is not subject to loss share agreements are referred to as “non-covered acquired loans.” Loans that are neither subject to loss share agreements nor acquired in a business combination are referred to as “legacy loans” or “organic loans.”

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

At the end of 2011 and during the first nine months of 2012, the Company’s liquidity, both on balance sheet and off balance sheet, continued to be favorable, exhibited by liquidity ratios that exceeded peer levels. Overall, the Company’s liquidity position remained strong, its capital ratios were considerably in excess of “well capitalized” from a regulatory perspective and above peer levels, and its primary risk measures remained favorable, all of which allowed the Company to maintain its strategic positioning within the challenging banking environment and provided a strong base from which to continue to grow its balance sheet and increase shareholder value in 2012.

During the third quarter of 2012, the Company completed the acquisition of Florida Gulf Bancorp, Inc. (“Florida Gulf”), the holding company of Florida Gulf Bank, headquartered in Fort Myers, Florida. The acquisition expanded the Company’s presence in southwest Florida. The acquisition was consummated after the close of business on July 31, 2012.

A summary of the major categories of assets acquired and liabilities assumed (all recorded at fair value at the time of acquisition), as well as the goodwill created, in the Florida Gulf acquisition is shown in the following table.

(Dollars in thousands)

Assets
Cash	$37,050
Investment securities	56,841
Loans	215,706
Other real estate owned	554
Core deposit intangible	—
Goodwill	29,052
Other assets	31,236

Total Assets	$370,439

Liabilities
Interest-bearing deposits	$228,455
Noninterest-bearing deposits	57,578
Borrowings	40,277
Other liabilities	351

Total Liabilities	$326,611

As part of the Florida Gulf acquisition, the Company issued 754,334 shares of its common stock during the third quarter of 2012, resulting in additional equity of $37.2 million. Other equity considerations included the issuance of stock options to purchase 32,863 shares of the Company’s common stock for a fair value of $0.7 million. Non-equity consideration included in the acquisition totaled $6.0 million, which included cash paid for fractional shares and severance fragments under change in control agreements. Of the $6.0 million, $4.6 million was paid in cash during the third quarter, with the difference recorded as an adjustment to net assets acquired. See Note 4 to the unaudited consolidated financial statements for additional information on the acquisitions.

Balance Sheet Position and Results of Operations

During the first nine months of 2012, the Company’s income available to common shareholders totaled $52.2 million, or $1.81 per share on a diluted basis, a 46.9% increase compared to the $35.5 million earned during the same period of 2011. On a per share basis, this represents an increase of 42.3% from the $1.27 per diluted share earned in 2011. On a quarterly basis, the Company earned $0.73 per diluted share in the third quarter of 2012, a 33.9% increase compared to $0.54 per diluted share in the third quarter of 2011. The Company’s net income was $21.2 million for the quarter ended September 30, 2012, an increase of $4.9 million from net income of $16.3 million in the third quarter of 2011. Primary drivers of the increase in earnings over the comparable periods of the prior year include the earnings from the net assets acquired from Florida Gulf and a decrease in merger-related noninterest expenses. Key components of the Company’s performance during the first nine months of 2012 are summarized below.

•

Total assets at September 30, 2012 were $12.5 billion, up $776.2 million, or 6.6%, from December 31, 2011. The increase was primarily the result of the Florida Gulf acquisition, which added $370.4 million in assets. Excluding the acquired assets, growth in the Company’s loan portfolio was a result of organic growth in many of the Company’s markets. The Company’s balance sheet growth was affected by a decrease in both the Company’s loan portfolio covered by Federal Deposit Insurance Corporation (“FDIC”) reimbursement agreements and the related receipt of funds from the FDIC.

•

Total loans at September 30, 2012 were $8.2 billion, an increase of $841.9 million, or 11.4%, from $7.4 billion at December 31, 2011. Loan growth during 2012 was driven by an increase in non-covered loans. Total non-covered loans increased $1.0 billion, or 17.1%, during the first nine months of 2012. $215.7 million, or 20.8%, of that growth was from the Florida Gulf acquisition. Covered loans decreased $195.2 million, or 14.6%, from December 31, 2011, as covered loans were paid down or charged off and submitted for reimbursement.

•

Total customer deposits increased $624.1 million, or 6.7%, from $9.3 billion at December 31, 2011 to $9.9 billion at September 30, 2012. By product type, the Company’s noninterest-bearing deposits increased $366.5 million, or 24.7%, while interest-bearing deposits increased $257.6 million, or 3.3%. Acquired deposits from Florida Gulf accounted for 45.8% of the total growth. The increase in the Company’s interest-bearing demand deposits was partially offset by the decrease in time deposits of 12.4% from December 31, 2011. The decline in time deposits is the result of the Company’s effort to prudently manage the profitability of the deposit base with liquidity needs. Although deposit competition remained intense through the first three quarters of 2012, the Company was able to generate strong growth across its many other deposit products. Organic deposit growth was driven by growth in the Company’s Houston, Texas, Little Rock, Arkansas, Lafayette, Louisiana, and Baton Rouge, Louisiana markets.

•

Shareholders’ equity increased $32.5 million, or 2.2%, to $1.5 billion at September 30, 2012. The increase was the result of net income of $53.2 million and additional common stock issued in the Florida Gulf acquisition of $39.2 million. Growth in shareholders’ equity was offset partially by $30.1 million in dividends paid on the Company’s common stock during the period and treasury share repurchases of $40.4 million.

•

Net interest income increased $5.8 million, or 6.3%, in the third quarter of 2012 when compared to the same period of 2011. This increase was attributable to a $5.8 million, or 27.5%, decrease in interest expense. Interest income remained flat compared with the same period of 2011. Interest income was positively affected by a $642.9 million increase in average earning assets, due to both the inclusion of Florida Gulf earning assets in the current quarter and the organic growth in loans since December 2011. The increase due to growth in the Company’s earning asset base was offset by a 25 basis point decline in the yield earned on earning assets. Compared to the third quarter of 2011, the Company’s net interest margin ratio on a tax-equivalent basis remained at 3.58%.

•

Noninterest income increased $9.4 million, or 25.4%, for the third quarter of 2012 when compared to the same 2011 period. The increase was primarily driven by a $9.6 million increase in gains on the sale of mortgage loans held for sale. Increases of $0.7 million in title insurance income and $0.6 million in broker commissions also contributed to the increase from 2011.

•

Additional expenses incurred due to the expanded size of the Company drove the increase in noninterest expenses in 2012 over the third quarter of 2011. Noninterest expense in 2012 was also higher as a result of various projects designed to enhance the Company’s operational efficiency and improve profitability that led to elevated levels of professional fees. Noninterest expense increased $10.3 million, or 10.3%, in the third quarter of 2012 when compared to the same quarter of 2011. The increase in total noninterest expense was attributed to higher salary and employee benefit costs of $7.3 million, as well as increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint. In addition to personnel and other costs related to the expanding size of the Company, noninterest expenses were driven higher in 2012 by professional services expenses, as well as increased data processing expenses as the Company expands its business operations.

•

During the second and third quarters of 2012, the Company incurred costs associated with the pending acquisition of Florida Gulf, conversions, branch closures, severance, and process improvements that affected the Company’s net income and per-share earnings for the three and nine months ended September 30, 2012. The Company incurred these costs to improve its long-term operating efficiency, risk-adjusted profitability, and long-term growth prospects. The Company also announced plans to consolidate and enhance underperforming branches, elevate sales effectiveness and improve efficiency. The total cost of these initiatives affected total noninterest expense and is discussed in further detail in the “Noninterest expense” section below.

•

The Company recorded a provision for loan losses of $4.1 million during the current quarter, 33.9% lower than the $6.1 million provision recorded in the corresponding 2011 period. For the first nine months of 2012, the provision for loan losses was $15.8 million, 26.8% lower than the first nine months of 2011. The provision thus far in 2012 was primarily the result of loan growth from December 31, 2011 and provisions recorded on the Company’s covered and acquired loan portfolios, as the Company had legacy net charge-offs of only $4.4 million during the first nine months of 2012. The improvement in asset quality from December 31, 2011 has offset the need for a higher allowance for loans losses as a result of loan growth thus far in 2012. As of September 30, 2012, the allowance for loan losses as a percent of total loans was 2.45%, compared to 2.62% at December 31, 2011.

•

The Company paid a quarterly cash dividend of $0.34 per common share, consistent with the dividend paid in the third quarter of 2011. The Company’s dividend payout ratio to common shareholders was 47.2% and 61.0% for the three months ended September 30, 2012 and 2011, respectively.

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

During 2012, the Company continued to execute its business model successfully, as evidenced by solid organic loan and deposit growth during the first nine months of 2012, despite the challenges of the current operating environment, which include enhanced regulatory scrutiny and continued interest rate pressure. The Company believes it remains well positioned for future growth opportunities, as evidenced by its liquidity, core funding, and capitalization levels. Additional discussion of the Company’s financial condition and results of operations follows.

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $10.9 billion during the quarter ended September 30, 2012, a $589.9 million, or 5.7%, increase when compared to the fourth quarter of 2011, and a $642.9 million, or 6.3%, increase over the third quarter of 2011. For the nine months ended September 30, 2012, earning assets increased $1.0 billion, or 10.9%, from the same period of 2011. The increases from the prior periods were primarily the result of earning assets acquired during 2011 and 2012. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $841.9 million, or 11.4%, to $8.2 billion at September 30, 2012, compared to $7.4 billion at December 31, 2011. The increase was driven by non-covered loan growth of $1.0 billion during the first nine months of 2012, but was tempered by a decrease in loans covered by loss share agreements of $195.2 million, or 14.6%. Non-covered loan growth included loans acquired from Florida Gulf of $215.7 million and organic growth of $821.4 million, or 13.6%. By loan type, the increase was primarily from commercial loan growth of $629.8 million and consumer loan growth of $287.2 million during 2012, 11.7% and 19.4% higher, respectively, than at the end of 2011.

The major categories of loans outstanding at September 30, 2012 and December 31, 2011 are presented in the following table, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI, Cameron, and Florida Gulf. The carrying amount of the covered loans and loans acquired from OMNI, Cameron, and Florida Gulf consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e., loans performing at the time of acquisition) as detailed in the following table.

(In thousands)	Commercial		Mortgage		Consumer and Other
September 30, 2012	Real Estate	Business	1-4 Family	Construction	Indirect	Home Equity	Credit Card	Other	Total

Covered loans
Impaired (1)	$171,965	$3,522	$22,085	$—	$—	$23,515	$—	$873	$221,960
Performing (1)	498,036	88,300	175,248	—	—	153,496	876	1,334	917,290

Total covered loans	670,001	91,822	197,333	—	—	177,011	876	2,207	1,139,250

Non-covered loans
Acquired loans
Impaired (1)	59,847	3,676	429	—	80	4,892	—	362	69,286
Performing (1)	418,458	85,861	34,148	—	6,066	73,423	—	18,060	636,016

Total non-covered acquired loans	478,305	89,537	34,577	—	6,146	78,315	—	18,422	705,302

Other non-covered loans	2,401,531	2,267,766	222,236	9,256	313,243	945,560	48,454	177,348	6,385,394

Total non-covered loans	2,879,836	2,357,303	256,813	9,256	319,389	1,023,875	48,454	195,770	7,090,696

Total	$3,549,837	$2,449,125	$454,146	$9,256	$319,389	$1,200,886	$49,330	$197,977	$8,229,946

(In thousands)	Commercial		Mortgage		Consumer and Other
December 31, 2011	Real Estate	Business	1-4 Family	Construction	Indirect	Home Equity	Credit Card	Other	Total

Covered loans
Impaired (1)	$54,691	$4,169	$35,794	$—	$—	$29,473	$—	$—	$124,127
Performing (1)	718,186	104,569	219,593	—	—	163,174	969	3,831	1,210,322

Total covered loans	772,877	108,738	255,387	—	—	192,647	969	3,831	1,334,449

Non-covered loans
Acquired loans
Impaired (1)	4,320	26,531	—	—	17	1,247	—	2,865	34,980
Performing (1)	496,766	68,785	4,514	—	11,424	74,474	—	13,219	669,182

Total non-covered acquired loans	501,086	95,316	4,514	—	11,441	75,721	—	16,084	704,162

Other non-covered loans	2,089,928	1,801,180	262,456	16,143	250,455	750,742	47,763	130,759	5,349,426

Total non-covered loans	2,591,014	1,896,496	266,970	16,143	261,896	826,463	47,763	146,843	6,053,588

Total	$3,363,891	$2,005,234	$522,357	$16,143	$261,896	$1,019,110	$48,732	$150,674	$7,388,037

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than consumer and mortgage loans. Total commercial loans increased $629.8 million, or 11.7%, during the first nine months of 2012, with $749.6 million in non-covered loan growth and a decrease in covered commercial loans of $119.8 million, or 13.6%. The Company continued to attract and retain commercial customers in 2012 as commercial loans were 73% of the total loan portfolio at September 30, 2012.

The Company’s investment in commercial real estate loans increased by $185.9 million during the first three quarters of 2012, and was primarily the result of acquired commercial loans of $144.5 million. Growth, however, was tempered by a decrease in covered commercial real estate loans of $102.9 million. At September 30, 2012, commercial real estate loans totaled $3.5 billion, or 43.1% of the total loan portfolio, compared to 44.9% at December 31, 2011. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of September 30, 2012, the Company’s commercial business loans totaled $2.4 billion, or 29.8% of the Company’s total loan portfolio. This represents a $443.9 million, or 22.1%, increase from December 31, 2011, and is the result of acquired loans, but also the Company’s focused efforts to grow its small business loan portfolio. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

Non-covered commercial loans increased $605.1 million, or 13.5%, excluding the loans acquired from Florida Gulf. Lafayette, Louisiana, Birmingham, Alabama, and the Houston, Texas markets experienced the largest growth in their commercial loan portfolios, but that growth was partially offset by a decrease in balances in some of the Company’s other markets, the result primarily of payments on existing loans. On a market basis, growth in the non-covered portfolio was driven by the Company’s newer markets, including Mobile, Alabama, which grew its commercial loan portfolio $38.2 million, or 27.2%, since the end of 2011, and Houston, Texas, which increased its commercial loan portfolio 38.7%, or $204.6 million, in 2012. Birmingham, Alabama’s commercial loans grew $78.4 million, or 36.8%, while the Huntsville, Alabama market contributed loan growth of $37.8 million since December 31, 2011. In the Company’s more mature markets, New Orleans, Louisiana’s commercial loans grew $86.1 million, or 7.9%, during the first three quarters of 2012. Offsetting these increases were decreases in the Northeast Arkansas and Southwest Louisiana markets, due primarily to loan payments.

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation which permit their sale in the secondary market. Larger mortgage loans of private banking clients and prospects are generally retained to enhance relationships, and also due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan to value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. Beginning the third quarter of 2012, the Company began to invest in loans that would be considered subprime (e.g. loans with a FICO score of less than 620) in order to ensure compliance with relevant regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, throughout the remainder of 2012.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing released basis and recognize the associated fee income rather than assume the interest rate risk associated with these longer term assets. The Company retains servicing on a portion of these loans upon sale. Total residential mortgage loans decreased $75.1 million, or 13.9%, compared to December 31, 2011. Of the total mortgage loan decrease since December 31, 2011, $47.1 million, or 62.7%, was a result of a decrease in legacy mortgage loans as existing loans were paid down and most of the new mortgage loan originations were sold. The total decrease in mortgage loans was offset partially by $18.4 million in subprime loans the Company purchased from the secondary market during the third quarter of 2012.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At September 30, 2012, $1.8 billion, or 21.5%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $1.5 billion, or 20.0%, at the end of 2011. The $287.2 million increase in total consumer loans compared to December 31, 2011 was primarily driven by home equity loan growth of $181.8 million and indirect automobile loan growth of $57.5 million.

Consistent with 2011, home equity loans comprised the largest component of the Company’s consumer loan portfolio at September 30, 2012. The balance of home equity loans increased 17.8% during the first three quarters of 2012 to $1.2 billion at September 30, 2012. Non-covered home equity loans increased $197.4 million during the first nine months of 2012. The increase in home equity loans is a result of acquired loans from Florida Gulf, but is also a result of the Company’s continued focus on expanding its total consumer portfolio through its additional investment in its consumer business, as well as increased activity from its existing clients. The Company’s sales and marketing efforts thus far in 2012 have contributed to the growth in non-covered home equity loans since December 31, 2011.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. The balance of indirect automobile loans increased 22.0% during the first nine months of 2012, from $261.9 million at December 31, 2011 to $319.4 million at September 30, 2012, as the Company retained its focus on prime or low risk paper. The indirect portfolio increased to 3.9% of the total loan portfolio. The organic growth in the Company’s indirect automobile portfolio can be attributed to a couple of primary factors. During the latter part of 2011 and into 2012, the Company began to sign new dealers after limiting new business during the previous years due to a weakened economy. In addition, the Company has adjusted its interest rates on these loans to be more aligned with its competitors, which has provided the Company an opportunity to recapture some market share.

The remainder of the consumer loan portfolio at September 30, 2012 was composed of direct automobile loans and other personal loans, and comprised 2.4% of the overall loan portfolio. At the end of the third quarter of 2012, the Company’s direct automobile loans totaled $55.2 million, a $16.6 million increase over December 31, 2011, and the Company’s other personal consumer loans were $142.7 million, a 27.4% increase from December 31, 2011, primarily a result of acquired Florida Gulf loans.

The Company’s credit card loans totaled $49.3 million at September 30, 2012, a 1.2% increase from December 31, 2011. The increase in credit card loans was a result of an increase in usage by customers during the nine-month period. Quarter-to-date average credit card balances have increased from $47.5 million in the fourth quarter of 2011 to $48.1 million in the third quarter of 2012.

Mortgage Loans Held for Sale

Loans held for sale increased $58.1 million, or 38.0%, to $211.1 million at September 30, 2012, compared to $153.0 million at December 31, 2011. The increase in the balance during 2012 was a result of an increase in origination activity during the nine-month period. The Company has originated $1.8 billion in mortgage loans thus far in 2012.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At September 30, 2012, the Company had $4.1 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $2.0 million for potential repurchases at September 30, 2012. During the first nine months of 2012, an insignificant number of loans have been returned to the Company.

Asset Quality

Over time, the Company’s loan portfolio has transitioned to be more representative of a commercial bank. Accordingly, there is the potential for a higher level of return for investors, but also the potential for higher charge-off and nonperforming levels. As a result, in previous years management tightened underwriting guidelines and procedures, adopted more conservative loan charge-off and nonaccrual guidelines, rewrote loan policies and developed an internal loan review function to address changing risks in the Company’s loan portfolio. As a result of management’s enhancements to underwriting risk/return dynamics within the loan portfolio over time, the credit quality of the Company’s assets has remained strong. Despite declines in asset quality in certain portions of the Company’s total loan portfolio, management believes asset quality remains favorable when compared to peers. Management also believes that historically it has recognized and disclosed significant problem loans quickly and taken prompt action in addressing material weaknesses in those credits. During the first nine months of 2012, overall asset quality improved from December 31, 2011, as the Company had fewer past due loans and nonperforming assets. Consistent with prior years, the Company’s purchase and assumption of assets and liabilities of CSB, Orion, Century, and Sterling significantly impacted overall asset quality. The Company will continue to closely monitor the risk-adjusted level of return within the loan portfolio.

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

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Board Risk Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on nonaccrual status, the future accrual of income ceases and previously accrued but unpaid interest for the current year is deducted from interest income. Prior year interest is charged-off to the allowance for loan losses.

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

Due to the significant difference in the accounting for covered loans and related loss sharing agreements with the FDIC, the Company believes that asset quality measures excluding the covered loans are generally more meaningful. Purchased impaired loans with loss share agreements had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. Covered loans, as well as acquired loans in non-FDIC assisted transactions, are accounted for on a pool basis, and these pools are considered to be performing and therefore were not classified as nonperforming assets at September 30, 2012 or December 31, 2011 in the tables and discussion below. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans. Therefore, management has included asset quality measures that exclude these loans in the table in this section.

Nonperforming assets not covered by FDIC loss share agreements and excluding the acquired loan portfolios totaled $66.4 million at September 30, 2012, a decrease of $11.2 million, or 14.5%, from December 31, 2011. The decrease in total nonperforming assets was primarily the result of a $9.4 million decrease in nonaccrual loans, but also included a $2.9 million decrease in OREO. These decreases were offset by a $1.0 million increase in accruing loans past due more than 90 days, which was a result of a limited number of credits. The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days and TDRs, as of September 30, 2012 and December 31, 2011.

NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	September 30, 2012	December 31, 2011	Increase/ (Decrease)

Nonaccrual loans:
Commercial and business banking	$30,033	$42,655	$(12,622)	(29.6)%
Mortgage	7,535	4,910	2,625	53.5
Consumer and credit card	7,526	6,889	637	9.2

Total nonaccrual loans	45,094	54,454	(9,360)	(17.2)

Accruing loans 90 days or more past due	2,883	1,841	1,042	56.6

Total nonperforming loans (1)	47,977	56,295	(8,318)	(14.8)

OREO and foreclosed property	18,467	21,382	(2,915)	(13.6)

Total nonperforming assets (1)	66,444	77,677	(11,233)	(14.5)

Troubled debt restructurings in compliance with modified terms(2)	483	55	428	778.2

Total nonperforming assets and troubled debt restructurings (1)	$66,927	$77,732	(10,805)	(13.9)%

Nonperforming loans to total loans (1)(3)	0.75%	1.05%
Nonperforming assets to total assets (1)(3)	0.65%	0.86%
Nonperforming assets and troubled debt restructurings to total assets (1)(3)	0.65%	0.86%
Allowance for loan losses to nonperforming loans (3)(4)	160.53%	132.98%
Allowance for loan losses to total loans(3)(4)	1.21%	1.40%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)

Troubled debt restructurings in compliance with modified terms for September 30, 2012 and December 31, 2011 above do not include $21,357,000 and $23,898,000 in troubled debt restructurings included in total nonaccrual loans above.

(3)	Total loans and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(4)	The allowance for loan losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Nonperforming loans were 0.75% of total legacy loans at September 30, 2012, 30 basis points lower than at December 31, 2011. If covered loans and acquired loans accounted for in pools that meet nonperforming criteria are included, nonperforming loans would have been 6.96% of total loans at September 30, 2012 and 10.13% at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans was 160.5% at September 30, 2012 and 133.0% at December 31, 2011. Including covered loans and pooled loans, the allowance coverage of total loans would have been 2.45% at September 30, 2012 and 2.62% at December 31, 2011.

Nonperforming asset balances as a percentage of total assets have remained at relatively low levels. Total nonperforming assets were 0.65% of non-covered assets at September 30, 2012, 21 basis points below December 31, 2011. Consistent with the improvement in asset quality, the Company’s reserve for loan losses as a percentage of loans excluding reserves for acquired loans decreased 19 basis points to 1.21% at September 30, 2012.

Loans defined as TDRs not included in nonperforming assets increased to $0.5 million at the end of the third quarter of 2012. Total TDRs not covered by loss share agreements totaled $21.8 million at September 30, 2012, $2.1 million, or 8.8%, lower than December 31, 2011. 17 credits totaling $4.6 million were added as TDRs since year-end, but these additions were offset by loan payments and charge-offs in the past nine months.

The Company had gross chargeoffs on non-covered loans of $6.8 million during the nine months ended September 30, 2012. Offsetting these chargeoffs were recoveries of $2.4 million. As a result, net chargeoffs on non-covered loans during the first nine months of 2012 were $4.4 million, or 0.09% of average loans, as compared to net chargeoffs of $2.8 million, or 0.06%, for the same period of 2011. Net chargeoffs for the 2011 year-to-date period were significantly affected by one large commercial recovery during the first quarter of 2011.

At September 30, 2012, excluding loans covered by the FDIC loss share agreements, the Company had $240.9 million of assets classified as substandard, $7.0 million of assets classified as doubtful, and no assets classified as loss (before the application of loan discounts to acquired loans). At such date, the aggregate of the Company’s classified assets amounted to 1.98% of total assets, 3.01% of total loans, and 3.50% of non-covered loans. At December 31, 2011, the aggregate of the Company’s classified assets, $199.9 million, was 1.75% of total assets, 2.79% of total loans, and 3.40% of non-covered loans. The increase in total classified assets was a result of Florida Gulf loans acquired during the current quarter. A reserve for loan losses has been recorded for all substandard loans at September 30, 2012 according to the Company’s allowance policy. Excluding acquired impaired loans, the Company’s classified assets totaled $187.0 million, compared to $157.0 million at December 31, 2011. The $30.0 million increase was a result primarily of 19 credits added during the current year for $58.8 million and was not an indicator of overall asset quality deterioration.

In addition to the problem loans described above, excluding covered loans, there were $146.7 million of loans classified special mention at September 30, 2012, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. Special mention loans decreased $59.8 million, or 28.9%, from December 31, 2011, many of which moved to substandard status noted above.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At September 30, 2012, total past due loans excluding covered loans were 1.05% of total loans, a decrease of 31 basis points from December 31, 2011. Including covered loans, loans past due 30 days or more would have been 7.37% of total loans before discount adjustments at September 30, 2012 and 10.57% at December 31, 2011. Past due loans by portfolio are presented in the following tables.

PAST DUE LOANS TO TOTAL NON-COVERED LOANS

	September 30, 2012	December 31, 2011

30+ days past due	0.42%	0.47%
Non-accrual loans	0.63%	0.89%

Total past due loans	1.05%	1.36%

Past due non-covered loans (including nonaccrual loans) decreased $8.1 million, or 9.8%, from December 31, 2011. Additional information on the Company’s non-covered past due loans is presented in the following table.

PAST DUE NON-COVERED LOAN SEGREGATION

(Dollars in thousands)	September 30, 2012			December 31, 2011
	Legacy	Non- Covered Acquired	Total	Legacy	Non- Covered Acquired	Total

Accruing loans
30-59 days past due	$8,727	$10,585	$19,312	$7,329	$11,242	$18,571
60-89 days past due	1,783	4,649	6,432	1,786	4,845	6,631
90-119 days past due	1,754	1,500	3,254	1,017	1,270	2,287
120 days past due or more	1,130	45	1,175	824	645	1,469

Total Accruing Loans	13,394	16,779	30,173	10,956	18,002	28,958
Nonaccrual loans	45,093	—	45,093	54,454	—	54,454

Total past due loans	$58,487	$16,779	$75,266	$65,410	$18,002	$83,412

The $8.1 million decrease in non-covered past due loans was the result of a $9.3 million decrease in nonaccrual loans, but was offset partially by an increase in accruing loans past due of $1.2 million, or 4.2%, from 2011. Loans past due at September 30, 2012 that were acquired from Florida Gulf totaled $4.7 million. Excluding these acquired loans, non-covered loans past due were $70.6 million, a decrease of $12.8 million, or 15.4%.

Commercial nonaccrual loans decreased $12.6 million, or 29.6%, but consumer and mortgage nonaccrual loans increased $0.6 million and $2.6 million, respectively, since December 31, 2011. The increase in consumer nonaccrual loans was a result of the placement of past due consumer loans on nonaccrual status during the first three quarters of 2012 in response to their continued past due status. The movement of these loans to nonaccrual status in the current quarter helped to drive the decrease in accruing consumer loans past due (excluding past due loans acquired from OMNI, Cameron, and Florida Gulf) from December 31, 2011, from $6.4 million to $3.7 million, a 41.2% decrease.

In the Company’s non-covered commercial loan portfolio, total accruing loans past due increased $3.5 million, or 22.5%, from December 31, 2011. The total increase was a result of a limited number of past due loans in the Company’s legacy portfolio, as past due commercial loans acquired in 2011 and 2012 increased $0.6 million, or 52.7%. The $2.9 million increase in legacy commercial loans was driven by a $2.9 million increase in commercial real estate loans past due less than 60 days, which the Company does not consider a significant indicator of a decline in overall commercial loan credit quality.

Total non-covered mortgage loans past due increased $1.8 million, or 71.7%, during the first nine months of 2012, all of which was an increase in non-acquired mortgage loans. $1.1 million of the total increase was a result of one loan where the sale of the home was postponed beyond September 30, 2012, causing the loan to move past due greater than 90 days. Although asset quality has declined in the mortgage portfolio, 43.6% of the past due loans were past due less than 90 days, including 40.0% past due less than 60 days. At December 31, 2011, those percentages were 49.1% and 33.9%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues. Asset quality in the acquired mortgage loan portfolio remained consistent with December 31, 2011.

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

Although covered loans are not included in the Company’s nonperforming assets, in accordance with bank regulatory reporting standards, both acquired loans considered impaired at the time of acquisition and those performing at the time of acquisition that meet the Company’s definition of a nonperforming loan at each balance sheet date are discussed below. Included in the discussion are all covered loans that are contractually past due based on the number of days past due. Certain measures of the asset quality of covered loans are discussed below. Loan balances are reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. Because of the loss share agreements, balances discussed below are for general comparative purposes only and do not represent the Company’s risk of loss on covered assets. Because these assets are covered by the loss share agreements with the FDIC, at least 80%, and of some covered loans, up to 95% of incurred losses are reimbursable from the FDIC.

Total covered loans past due at September 30, 2012 totaled $502.2 million before discounts, a decrease of $211.8 million, or 29.7%, from December 31, 2011. Past due loans at the end of the third quarter of 2012 included $467.8 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $34.4 million in accruing loans past due greater than 30 days. Of the $34.4 million in accruing loans past due, $33.3 million, or 96.8%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $211.8 million decrease in covered loans past due, loans past due 30 to 89 days decreased $28.0 million, or 45.6%, while nonperforming loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of nonaccrual loans) decreased $183.8 million, or 28.2%. The decrease in nonperforming loans was a result of a decrease of $24.1 million, or 95.6%, in accruing loans past due 90 or more days and a decrease of $159.7 million, or 25.5%, in nonaccrual loans. These decreases were a result primarily of payments on the loan balances during the current year.

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

Loans acquired between 2009 and 2012 (the CSB, Orion, Century, Sterling, OMNI, Cameron, and Florida Gulf acquisitions) were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future loan losses. Under current accounting principles, information regarding the Company’s estimates of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the loan losses expected in the loan portfolio based on information available at the acquisition date, it will retroactively reduce or eliminate the gain and/or increase goodwill recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. Subsequent to the purchase date, the Company estimates the current amount and timing of expected principal, interest, and other cash flows for each loan or loan pool and compares the total expected cash flow of the loan or loan pools to the book value of the loan pools. If the present value of the expected cash flow is below the recorded book value, the Company records an allowance on the loan pool through an adjustment to its provision for loan losses and the FDIC loss share receivable, if applicable. At September 30, 2012, the Company had an allowance for loan losses of $119.1 million to reserve for probable losses currently in the covered loan portfolio arising after the losses estimated at the respective acquisition dates. In addition, during the nine months ended September 30, 2012, the Company recorded an allowance for loan losses of $5.2 million to reserve for probable losses currently in the non-covered acquired loan portfolios that have arisen after the losses estimated at the respective acquisition dates. Because the Company has addressed deterioration in both the covered loan and non-covered acquired portfolios on a pool basis, the Company has recorded an allowance for the full amount of expected losses in loan pools identified as having evidence of additional deterioration arising after acquisition. For loan pools that have exhibited an improvement in asset quality since acquisition, the Company will accrete the improvement in cash flows into income over the life of the loan pool after all impairment, if any, is recaptured for the respective pool.

Based on facts and circumstances available, management of the Company believes that the allowance for loan losses was adequate at September 30, 2012 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

The following tables set forth the activity in the Company’s allowance for loan losses for the periods indicated.

SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011

Balance, beginning of period	$193,761	$136,100

Provision charged to operations	15,805	21,589
Provision recorded through the FDIC loss share receivable	33,786	30,184
Decrease in balance for transfer of acquired loans to OREO	(24,177)	(9,719)

Charge-offs:
Commercial and business banking	(15,108)	(4,499)
Mortgage	(890)	(223)
Consumer	(4,282)	(5,194)

Total charge-offs	(20,280)	(9,916)

Recoveries:
Commercial and business banking	897	5,155
Mortgage	28	159
Consumer	1,567	1,768

Total recoveries	2,492	7,082

Net charge-offs	(17,788)	(2,834)

Balance, end of period	$201,387	$175,320

Allowance for loan losses to nonperforming assets (1) (2)	115.9%	49.1%
Allowance for loan losses to total loans at end of period(2)	1.21%	1.31%
Net charge-offs to average loans (3)	0.09%	0.08%

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include the allowance allocated to covered assets and acquired loans.
(3)	Net charge-offs exclude charge-offs and recoveries on covered loans and acquired loans.

(Dollars in thousands)	September 30, 2012
		Non-covered loans
	Covered Loans	Excluding Acquired Loans	Acquired Loans	Total

Balance, beginning of period	$118,900	$74,861	$—	$193,761
Provision for loan losses before benefit attributable to FDIC loss share agreements	37,268	6,518	5,805	49,591
Benefit attributable to FDIC loss share agreements	(33,786)	—	—	(33,786)

Net provision for loan losses	3,482	6,518	5,805	15,805

Increase in FDIC loss share receivable	33,786	—	—	33,786

Transfer of balance to OREO	(23,769)	—	(408)	(24,177)

Loan Charge-offs	(13,283)	(6,818)	(179)	(20,280)

Recoveries	19	2,455	18	2,492

Balance, end of period	$119,135	$77,016	$5,236	$201,387

(Dollars in thousands)	September 30, 2011
		Non-covered loans
	Covered Loans	Excluding Acquired Loans	Acquired Loans	Total

Balance, beginning of period	$73,640	$62,460	$—	$136,100
Provision for loan losses before benefit attributable to FDIC loss share agreements	34,418	17,355	—	51,773
Benefit attributable to FDIC loss share agreements	(30,184)	—	—	(30,184)

Net provision for loan losses	4,234	17,355	—	21,589

Increase in FDIC loss share receivable	30,184		—	30,184

Transfer of balance to OREO	(9,719)	—	—	(9,719)

Loan Charge-offs	(399)	(9,517)	—	(9,916)

Recoveries	516	6,566	—	7,082

Balance, end of period	$98,456	$76,864	$—	$175,320

The allowance for loan losses was $201.4 million at September 30, 2012, or 2.45% of total loans, $7.6 million higher than at December 31, 2011. The allowance as a percentage of loans was 17 basis points below the 2.62% at December 31, 2011.

The increase in the allowance was primarily related to increased reserves on the acquired loan portfolio and reserves on loan growth for non-acquired loans at September 30, 2012. The allowance for loan losses on the non-covered portion of the Company’s loan portfolio increased primarily due to loan growth during the first nine months of 2012, as asset quality improved over the prior year as evidenced by continued lower levels of net charge-offs and past due loans. The non-covered allowance for loan losses also includes a reserve of $5.2 million on the Company’s non-covered acquired loans to reserve for losses probable in those portfolios at September 30, 2012 above estimated expected credit losses at acquisition.

The allowance for loan losses on covered loans increased $0.2 million, or less than 1.0%, from December 31, 2011 and was primarily the result of a change in expected cash flows on certain of the Company’s acquired loan pools during 2012. The reserve was adjusted during the first nine months of 2012 to cover the additional expected losses in these pools. The increase in the allowance on covered loans was tempered partially by the closure of one commercial loan pool. With the closure of the loan pool, the remaining recorded investment in the loan pool was charged off against the allowance recorded for the loan pool and certain previously established reserves were reversed. On a gross basis, the Company recorded an additional $37.3 million in the current year to reserve for these estimated cash flow changes. The allowance on covered loans was reduced, however, by $23.8 million when loan collateral was moved to OREO during 2012 and by $13.3 million for net charge-off activity.

At September 30, 2012, the allowance for loan losses covers 160.5% of nonperforming loans. The allowance for loan losses on non-covered loans covers total past due loans 63.6% at September 30, 2012, an increase compared to the December 31, 2011 coverage of 62.0%. Excluding acquired loans, the Company’s allowance covered past due loans 1.3 times at September 30, 2012.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $160.7 million, or 27.1%, during the first nine months of 2012 as the Company claimed reimbursements from the FDIC resulting from loan charge-offs, OREO sales, and OREO write-downs, included in other assets discussed below. The loss share receivable also decreased as a result of amortization during the first nine months of 2012. Offsetting the decreases was a $33.8 million increase to account for either a decrease in expected cash flows from original loss estimates or additional losses on revised estimates on some of the Company’s covered loan pools.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

FDIC LOSS SHARE RECEIVABLE ACTIVITY

(Dollars in thousands)	For the Nine Months Ended September 30,
	2012	2011

Balance, beginning of period	$591,844	$726,871
Increase due to loan loss provision recorded on FDIC covered loans	33,786	30,184

Amortization	(89,899)	(42,831)
Submission of reimbursable losses to the FDIC	(97,511)	(114,087)
Other	(7,053)	1,725

Balance, end of period	$431,167	$670,465

The Company does not anticipate owing any consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions of these agreements. Of the three agreements with the FDIC that contain clawback provisions, cumulative losses to date under two of these agreements have exceeded the calculated loss amounts which would be result in clawback if not incurred. The sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement.

Investment Securities

Investment securities decreased by $51.0 million to $1.9 billion at September 30, 2012. The decrease was due to sales of available for sale investments and maturities and calls of both available for sale and held to maturity investments during the first three quarters of 2012. These sales and maturities were offset partially by purchases of investment securities during the nine-month period and acquired securities of $56.8 million from Florida Gulf. As a percentage of total assets, investment securities decreased to 15.5% of total assets at September 30, 2012, from 17.0% at December 31, 2011. Investment securities were 16.5% of average earnings assets in the current quarter and 18.7% in the third quarter of 2011.

The following table shows the carrying values of securities by category as of September 30, 2012 and December 31, 2011.

CARRYING VALUE OF SECURITIES

(Dollars in thousands)	September 30, 2012		December 31, 2011

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$227,601	11%	$342,488	17%

Obligations of state and political subdivisions	130,723	7	143,805	7
Mortgage backed securities	1,398,043	72	1,317,374	66
Other securities	1,567	—	1,538	—

Total securities available for sale	1,757,934	90	1,805,205	90

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	69,948	4	85,172	4
Obligations of state and political subdivisions	83,504	4	81,053	4
Mortgage backed securities	35,547	2	26,539	2

Total securities held to maturity	188,999	10	192,764	10

Total investment securities	$1,946,933	100%	$1,997,969	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At September 30, 2012 and December 31, 2011, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2012. There were no transfers of securities between investment categories during the year.

INVESTMENT PORTFOLIO ACTIVITY

(Dollars in thousands)	Available for Sale	Held to Maturity
Balance, beginning of period	$1,805,205	$192,764
Purchases	795,178	37,236
Acquisitions	56,841	—
Sales, net of gains	(149,654)	—
Principal maturities, prepayments and calls, net of gains	(739,734)	(40,036)
Amortization of premiums and accretion of discounts	(14,400)	(965)
Increase in market value	4,498	—
Other-than-temporary impairment	—	—

Balance, end of period	$1,757,934	$188,999

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis at December 31, 2011, the Company recorded an other-than-temporary impairment charge of $0.5 million during the fourth quarter of 2011 on one unrated municipal revenue bond. During the year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The additional charge in 2011 brought the total impairment to 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but noted no further deterioration in the operating environment of the bond issuer. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at September 30, 2012 and December 31, 2011.

Note 5 of the footnotes to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions increased $37.6 million, or 9.9%, from $379.1 million at December 31, 2011 to $416.7 million at September 30, 2012. The primary cause of the increase was deposit growth during the nine months of 2012 providing available funds to the Company to fund loan growth and pay down its long-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances as of September 30, 2012 and December 31, 2011.

OTHER ASSETS COMPOSITION

(Dollars in thousands)			Increase/ (Decrease)
	September 30, 2012	December 31, 2011	Amount	Percent
Other Earning Assets
FHLB and FRB stock	$55,669	$60,155	$(4,486)	(7.5)%
Fed funds sold	—	—	—	—
Other interest-bearing assets (1)	3,412	3,412	—	—

Total earning assets	59,081	63,567	(4,486)	(7.1)%

Non-Earning Assets
Premises and equipment	304,699	285,607	19,092	6.7%
Bank-owned life insurance	99,647	96,876	2,771	2.9
Goodwill	395,136	369,811	25,325	6.8
Core deposit intangibles	20,347	24,021	(3,674)	(15.3)
Title plant and other intangible assets	7,720	7,911	(191)	(2.4)
Accrued interest receivable	32,488	36,006	(3,518)	(9.8)
Other real estate owned	129,173	125,046	4,127	3.3
Derivative assets	37,326	32,071	5,255	16.4
Receivable due from the FDIC	4,785	11,363	(6,578)	(57.9)
Investment in new market tax credit entities	135,921	118,247	17,674	14.9
Other	66,939	77,004	(10,065)	(13.1)

Total Other Assets	$1,293,262	$1,247,530	$45,732	3.7%

(1)	Other interest-bearing assets are composed primarily of trust preferred securities.

The $4.5 million decrease in FHLB and FRB stock was the result of $24.5 million in stock repurchases thus far in 2012. The repurchases are mandatory for eligible stock based on FHLB regulations. The repurchases were partially offset by $18.4 million in purchases of stock and $1.6 million of acquired stock from Florida Gulf during 2012.

Fed funds sold represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. There were no fed funds sold at September 30, 2012 or December 31, 2011.

The $19.1 million increase in premises and equipment in the first nine months of 2012 was a result of acquired assets of $13.6 million from Florida Gulf, as well as additional capitalized expenditures at the Company’s branches during the current year. The investment in additional branch property is part of the Company’s growth strategy and expansion into new markets. Total additions from the acquisition and new branch assets were offset by the write-down of $2.7 million on existing branches subject to close during 2012 and the current year depreciation taken on the assets in service.

The $2.8 million increase in the Company’s bank-owned life insurance balance was a result of the income earned on policies during 2012.

The $25.3 million increase in goodwill was a result of $29.0 million in goodwill resulting from the Florida Gulf acquisition during the third quarter of 2012, but was offset partially by adjustments recorded to the acquired goodwill from the OMNI and Cameron acquisitions during the second quarter of 2011. The goodwill adjustment was recorded to offset the fair value adjustments recorded on the acquired deferred tax asset and property balances. See Note 8 to these unaudited consolidated financial statements for additional information on the changes in goodwill.

The $3.7 million decrease in core deposit intangibles was due to amortization expense during the first nine months of 2012. There was no core deposit intangible asset created in the Florida Gulf acquisition in the current year due to the current and projected low interest rate environment.

The $3.5 million decrease in accrued interest receivable from December 31, 2011 was attributable to both the timing of interest payments during the year and the decrease in the yields on variable-rate earning assets. Partially offsetting these decreases was an increase in accrued interest from the growth of the Company’s interest-earning assets during the nine months of 2012.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $4.1 million increase in the Company’s OREO balance from December 31, 2011 was a result of the foreclosures of numerous OREO properties thus far during 2012. The additional properties were covered by loss share agreements. Covered OREO properties increased $8.1 million, or 9.5%, during the first nine months of 2012. Non-covered OREO decreased $3.9 million, or 9.7%, and was primarily a result of the sale of properties during the nine-month period ended September 30, 2012.

The $5.3 million increase in the market value of the Company’s derivatives was primarily attributable to the fair value adjustment on the Company’s existing derivatives during 2012. The total change in market value was also a result of additional customer derivative and equity-indexed CD derivative product agreements.

The balance due to the Company from the FDIC from claims associated with the loss share agreements decreased $6.6 million during the first three quarters of 2012. The decrease in the balance was a result of the timing of repayment from the FDIC of losses submitted and timing of losses incurred. The Company’s submission of losses has remained steady compared to 2011 as the Company continues to manage the covered assets to ultimate disposition in a manner that is least loss to the FDIC. The balance due from the FDIC includes the reimbursable portion of incurred losses, net of recoveries (as those terms are defined in the respective loss share agreements) and reimbursable expenses.

The $17.7 million increase in the Company’s investments in new market tax credits is a result of a $20.0 million additional investment in a tax credit entity during the third quarter of 2012, but was offset partially by the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation.

The $10.1 million decrease in other assets since December 31, 2011 was primarily the result of a decrease of $13.6 million in the Company’s current income tax receivable as a result of the income earned during the first three quarters of 2012. Increases in the Company’s other assets since December 31, 2011 were driven by the assets acquired from Florida Gulf, as the Company’s prepaid assets decreased $6.2 million, with the largest decrease coming in the Company’s prepaid FDIC insurance assessment of $5.5 million as the Company incurred additional insurance expense during the first nine months of 2012.

There was no significant change in the Company’s other interest-bearing assets or title plant balances since December 31, 2011.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of 2012.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first nine months of 2012, total deposits increased $624.1 million, or 6.7%, totaling $9.9 billion at September 30, 2012, as total noninterest-bearing deposits increased $366.5 million and interest-bearing deposits increased $257.6 million, or 3.3%, from December 31, 2011. Acquired Florida Gulf deposits of $286.0 million accounted for 45.8% of the total growth since the end of 2011. Increases in the Company’s core deposit products were offset by a continued decline in total time deposits, as higher-priced certificates of deposit (“CDs”) matured and were not renewed due to continued rate reductions.

The following table sets forth the composition of the Company’s deposits as of September 30, 2012 and December 31, 2011.

DEPOSIT COMPOSITION

(Dollars in thousands)	September 30, 2012		December 31, 2011
Noninterest-bearing deposits	$1,851,569	19%	$1,485,058	16%
NOW accounts	2,038,783	21	1,876,797	20
Savings and money market	3,791,616	38	3,381,502	36
Certificates of deposit	2,231,143	22	2,545,656	28

Total deposits	$9,913,111	100%	$9,289,013	100%

From a product perspective, interest-bearing deposits increased $257.6 million, or 3.3%, driven by acquired Florida Gulf deposits of $228.5 million. Excluding these acquired deposits, interest-bearing deposits increased $29.1 million, or 0.4%. Growth of $572.1 million, or 10.9%, in transaction and limited transaction accounts more than offset the deposit losses from CDs of $314.5 million. The decrease was seen in many of the Company’s markets, including New Orleans, Lafayette, and Southwest Louisiana markets, as well as Southeast Florida, where higher-priced certificates of deposit matured and were either not renewed or renewed at lower interest rates. The 24.7% increase in noninterest-bearing deposits provided the Company with a good source of available funds for continued asset growth. Noninterest-bearing deposits increased $366.5 million from December 31, 2011. $57.6 million, or only 15.7%, of the year-to-date growth was a result of acquired deposits from Florida Gulf.

From a market perspective, total deposit growth was seen primarily in the Company’s newer Houston, Texas and Mobile, Alabama markets, as well as the Lafayette and Baton Rouge, Louisiana markets. Houston experienced growth of $113.7 million, 43.6% above December 31, 2011 deposit levels. Mobile’s total deposits increased $43.1 million, or 34.0%. The Lafayette and Baton Rouge, Louisiana markets contributed total deposit growth of $76.7 million and $88.9 million, respectively, during the first three quarters of 2012. Total deposit growth was offset by deposit runoff in four of the seven Florida markets, with the largest decreases in the Sarasota ($43.6 million, or 6.6%) and Southeast Florida ($35.3 million, or 6.7%) markets. Deposit runoff was also noted in the Northeast and Southwest Louisiana markets, as total deposits decreased 5.1% and 6.0%, respectively, also a result of time deposit runoff.

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

During the first three quarters of 2012, total short-term borrowings increased $136.0 million, or 34.4%, to $531.5 million at September 30, 2012, compared to $395.5 million at December 31, 2011. The increase was a result of additional short-term FHLB advances of $98.0 million outstanding at September 30, 2012 and $38.0 million in the Company’s securities sold under agreements to repurchase ($9.8 million of which was acquired from Florida Gulf). On an average basis, short-term borrowings increased 64.6% from the fourth quarter of 2011 and 68.3% from the third quarter of 2011. The increase in the average outstanding balance was largely due to management’s decision to take advantage of lower-cost funding sources during the current year. All of the $290.0 million in short-term FHLB debt outstanding at the end of the third quarter was subsequently repaid in October 2012.

Total short-term debt was 4.8% of total liabilities and 55.3% of total borrowings at September 30, 2012 compared to 3.8% and 46.6%, respectively, at December 31, 2011. On an average basis, short-term borrowings were 3.4% of total liabilities and 45.6% of total borrowings in the third quarter of the current year, compared to 2.2% and 32.0%, respectively, during the third quarter of 2011.

The weighted average rate paid on short-term borrowings was 0.21% for the third quarter of 2012, compared to 0.28% for the same quarter of 2011. For the nine months periods ended September 30, 2012 and 2011, the weighted average rate paid on short-term borrowings was 0.23% and 0.25%, respectively.

Long-term Debt

The Company’s long-term borrowings decreased $23.4 million, or 5.2%, to $429.3 million at September 30, 2012, compared to $452.7 million at December 31, 2011. The decrease in borrowings from December 31, 2011 is a result of the scheduled repayment of a portion of the Company’s long-term advances from the FHLB during the first nine months of 2012.

On average, the Company’s long-term debt decreased to $438.8 million for the third quarter of 2012. Average long-term debt was 4.1% of total liabilities for the three months ended September 30, 2012, lower than the quarter-to-date average at the end of 2011 of 4.5%. On a period-end basis, long-term debt was 3.9% of total liabilities at September 30, 2012, also a decrease from 4.4% at December 31, 2011.

The Company’s long-term borrowings at September 30, 2012 included $240.4 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The Company’s remaining debt consists of $111.9 million of junior subordinated deferrable interest debentures of the Company and $77.0 million in notes payable on investments in the Company’s new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2012, shareholders’ equity totaled $1.5 billion, an increase of $32.5 million, or 2.2%, compared to December 31, 2011. The following table details the changes in shareholders’ equity for the nine months ended September 30, 2012.

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Amount
Balance, beginning of period	$1,482,661
Net income	53,187
Other comprehensive income	2,474
Common stock issued	39,203
Treasury stock repurchased	(40,433)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	836
Cash dividends declared	(30,080)
Share-based compensation cost	7,306

Balance, end of period	$1,515,154

Total comprehensive income earned during the first nine months of 2012 of $55.7 million drove the increase in total shareholder’s equity, but was offset by dividend payments to common shareholders of $30.1 million in the current period, or $1.02 per common share. The Company paid dividends in the all three quarters of 2012 that resulted in a payout to shareholders of over 56% of net income earned in the period.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At September 30, 2012, the Company exceeded all regulatory capital ratios.

At the end of the third quarter of 2012, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following table.

REGULATORY CAPITAL RATIOS

(Dollars in thousands)	Entity	“Well- Capitalized” Minimums	At September 30, 2012

			Actual	Excess Capital

Ratio
Tier 1 Leverage Ratio	Consolidated	5.00%	10.01%	$587,533
	IBERIABANK	5.00	8.77	439,437

Tier 1 risk-based capital ratio	Consolidated	6.00	13.27	642,856
	IBERIABANK	6.00	11.62	494,123

Total risk-based capital ratio	Consolidated	10.00	14.53	400,848
	IBERIABANK	10.00	12.88	253,494

In June 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved three related notices of proposed rulemaking (the “NPRs”) relating to implementation of minimum capital requirements and a capital conservation buffer reflecting requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and the Base III international capital standards. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC, and the Office of the Comptroller of Currency after each agency has completed its approval process. If approved as proposed, the NPRs would be effective over a phased-in period from 2013 to 2019. The Company is in the process of evaluating the impact of the proposed rules on the Company and IBERIABANK.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $21.2 million and $16.3 million for the three months ended September 30, 2012 and 2011, respectively. Earnings per share (“EPS”) on a diluted basis were $0.73 and $0.54 for the third quarters of 2012 and 2011, respectively. In the third three-month period of 2012, net interest income increased $5.8 million, or 6.3%, over the same period of 2011, as interest income remained flat and interest expense decreased $5.8 million, or 27.5%. Net interest income increased as a result of additional customer loan volume in 2012, resulting from both acquisition and organic growth. Income available to common shareholders was also positively impacted by a $2.1 million decrease in the Company’s provision for loan losses, but was negatively impacted by a $10.3 million increase in noninterest expenses, the drivers of which are discussed below in the “Noninterest Expense” section of the discussion.

The quarterly trends noted above are consistent on a year-to-date basis. An increase in net interest income of $36.1 million, driven by an increase of $21.9 million in interest income, was offset by a 16.3%, or $44.7 million, increase in noninterest expenses. For the nine months ended September 30, 2012, income available to common shareholders of $52.2 million was $16.7 million, or 46.9%, higher than the same period of 2011. On a per share basis, earnings were $1.81 per diluted share, a 42.3% increase from the $1.27 per share for the nine months ended September 30, 2011.

The increase in income before income taxes contributed to an increase in income tax expense of $2.1 million in the third quarter of 2012 and $9.4 million for the year-to-date period of 2012. Cash earnings, defined as net income before the net of tax amortization of acquisition intangibles, amounted to $22.1 million and $17.2 million for the three months ended September 30, 2012 and 2011, respectively.

The following discussion provides additional information on the Company’s operating results for the three- and nine-month periods ended September 30, 2012 and 2011, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.45%, and 3.41% during the three months ended September 30, 2012 and 2011, respectively. On a year-to-date basis, the Company’s net interest spread of 3.44% was 15 basis points above the 3.29% earned during the first nine months of 2011. The Company’s net interest margin on a taxable equivalent (TE) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.58% during the three months ended September 30, 2012 and 2011, and 3.59% and 3.47% for the nine month periods then ended.

Net interest income increased $5.8 million, or 6.3%, in the three-month period ended September 30, 2012 when compared to the corresponding quarter of 2011, to $96.7 million from $91.0 million. The improvement in net interest income was the result of a $642.9 million increase in average earning assets and a decrease in the average cost of interest-bearing liabilities of 29 basis points, but was offset by a 3.0% increase in the average balance of interest-bearing liabilities and a 25 basis point decrease in earning asset yield. Over the comparable 2011 third quarter, the average balance sheet growth over the past twelve months is primarily a result of growth in both the Company’s earning assets and noninterest-bearing deposits, due to both acquisition-related growth from Florida Gulf in the third quarter of 2012 and organic growth in the Company’s balance sheet.

Average loans made up 73.5% and 69.8% of average earning assets in the third quarter of 2012 and 2011, respectively. Average loans increased $792.2 million, or 11.0%, since December 31, 2011, and $852.7 million, or 11.9%, since September 30, 2011, and was the result of loan growth in the Company’s non-covered loan portfolio. Investment securities made up 18.0% of average earning assets during the third quarter of 2012, compared to 20.6% during the same 2011 period. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short- and long-term debt in efforts to improve net interest income. Other significant components of earning assets during the third quarter of 2012 included the Company’s FDIC loss share receivable (4.1% of average earning assets) and excess liquidity (2.2% of average earning assets). During the third quarter of 2011, the Company’s FDIC loss share receivable was 6.1% of average earning assets, with excess liquidity accounting for 2.1% of average earning assets.

Average interest-bearing deposits made up 90.8% of average interest-bearing liabilities during the third quarter of 2012, down from 92.0% during the third quarter of 2011. Average short- and long-term borrowings made up 4.2% and 5.0% of average interest-bearing liabilities in the third quarter of 2012, respectively, compared to 2.6% and 5.5% during the three months ended September 30, 2011.

For the third quarter of 2012, net interest income was positively impacted by a decrease in interest expense of $5.8 million, or 27.5%, from the same period of 2011, a result of decreases in the rates paid on the Company’s interest-bearing liabilities.

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

Average Balances, Net Interest Income and Interest Yields / Rates

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)

Earning assets:
Loans receivable:
Mortgage loans	$418,925	$8,167	7.80%	$526,668	$9,407	7.14%	$445,085	$24,910	7.46%	$569,941	$29,757	6.96%
Commercial loans (TE) (2)	5,832,375	98,491	6.61%	5,168,460	67,887	5.14%	5,569,467	283,529	6.69%	4,636,894	214,497	6.11%
Consumer and other loans	1,765,529	28,182	6.35%	1,469,036	23,809	6.43%	1,650,302	77,973	6.31%	1,367,172	67,969	6.65%

Total loans	8,016,829	134,840	6.61%	7,164,164	101,103	5.55%	7,664,854	386,412	6.65%	6,574,007	312,223	6.29%
Mortgage loans held for sale	182,543	1,466	3.21%	87,769	920	4.19%	145,138	3,747	3.44%	64,291	2,422	5.02%
Investment securities (TE) (2)(3)	1,963,451	10,916	2.22%	2,110,070	14,340	2.72%	1,981,130	35,343	2.38%	2,053,003	41,167	2.67%
Loss Share Receivable	448,746	(33,488)	-29.20%	626,551	(2,602)	-1.63%	510,097	(89,899)	-23.16%	666,872	(42,831)	-8.47%
Other earning assets	298,681	634	0.85%	278,771	547	0.78%	343,771	2,028	0.79%	240,755	1,379	0.77%

Total earning assets	10,910,250	114,368	4.14%	10,267,325	114,308	4.39%	10,644,990	337,631	4.20%	9,598,928	314,360	4.35%

Allowance for loan losses	(180,798)			(172,030)			(179,927)			(151,948)
Nonearning assets	1,453,102			1,411,600			1,431,895			1,209,000

Total assets	$12,182,554			$11,506,895			$11,896,958			$10,655,980

Interest-bearing liabilities:
Deposits:
NOW accounts	$5,367,835	$5,863	0.43%	$4,712,438	$7,605	0.64%	$5,196,874	$17,942	0.46%	$4,328,286	$22,523	0.70%
Savings accounts	357,881	154	0.17%	320,165	168	0.21%	350,794	459	0.17%	280,913	518	0.25%
Certificates of deposit	2,206,939	5,530	1.00%	2,769,153	9,950	1.43%	2,321,289	19,755	1.14%	2,710,515	31,743	1.57%

Total interest-bearing deposits	7,932,655	11,547	0.58%	7,801,756	17,723	0.90%	7,868,957	38,156	0.65%	7,319,714	54,784	1.00%
Short-term borrowings	367,443	197	0.21%	218,290	154	0.28%	288,545	507	0.23%	219,096	422	0.25%
Long-term debt	438,828	3,481	3.10%	464,472	3,118	2.63%	433,510	9,999	3.03%	434,863	7,636	2.32%

Total interest-bearing liabilities	8,738,926	15,225	0.69%	8,484,518	20,995	0.98%	8,591,012	48,662	0.75%	7,973,673	62,842	1.05%

Noninterest-bearing demand deposits	1,773,302			1,368,014			1,648,502			1,121,650
Noninterest-bearing liabilities	150,988			149,008			150,658			158,041

Total liabilities	10,663,216			10,001,540			10,390,172			9,253,364
Shareholders’ equity	1,519,338			1,505,355			1,506,786			1,402,616

Total liabilities and shareholders’ equity	$12,182,554			$11,506,895			$11,896,958			$10,655,980

Net earning assets	$2,171,324			$1,782,807			$2,053,978			$1,625,255

Ratio of earning assets to interest-bearing liabilities	124.85%			121.01%			123.91%			120.38%

Net Interest Spread		$96,726	3.45%		$90,971	3.41%		$281,760	3.44%		$245,685	3.29%

Tax-equivalent Benefit			0.09%			0.09%			0.09%			0.08%

Net Interest Income (TE) / Net Interest Margin (TE) (1)		$99,143	3.58%		$93,313	3.58%		$288,969	3.59%		$251,518	3.47%

(1)	Annualized.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Balances exclude unrealized gain or loss on securities available for sale and impact of trade date accounting.

The following table sets forth, for the periods indicated, information regarding the Company’s average loan balance and average yields, segregated into the covered and non-covered portfolio. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2012		2011		2012		2011
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield

Non-covered loans (TE) (1)	$6,862,953	4.55%	$5,742,406	4.99%	$6,443,113	4.67%	$5,088,755	4.94%

Covered loans (TE) (1)	1,153,876	18.88	1,421,784	7.82	1,221,741	17.12	1,485,252	10.94
FDIC loss share receivable	448,746	-29.20	626,525	-1.63	510,097	-23.16	666,872	-8.47

Net Covered Loans (TE) (1)	1,602,622	5.42	2,048,309	4.93	1,731,838	5.26	2,152,124	4.93

Total loan portfolio (TE) (1)	$8,465,575	4.71%	$7,790,715	4.97%	$8,174,951	4.79%	$7,240,879	4.93%

(1)	Tax equivalent yields are calculated using a marginal tax rate of 35%.

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

SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2012/2011			For the Nine Months Ended September 30, 2012/2011
	Change Attributable To			Change Attributable To
(Dollars in thousands)			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Earning assets:
Loans receivable:
Mortgage loans	$(2,046)	$806	$(1,240)	$(6,872)	$2,025	$(4,847)
Commercial loans (TE)	9,607	20,867	30,474	46,053	22,432	68,485
Consumer and other loans	4,307	66	4,373	13,077	(3,073)	10,004
Loans held for sale	803	(257)	546	2,279	(954)	1,325
Investment securities (TE)	(845)	(2,524)	(3,369)	(644)	(6,009)	(6,653)
FDIC loss share receivable	944	(31,830)	(30,886)	11,826	(58,894)	(47,068)
Other earning assets	3	84	87	153	496	649

Total net change in income on earning assets	12,773	(12,788)	(15)	65,872	(43,977)	21,895

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	812	(2,554)	(1,742)	3,679	(8,260)	(4,581)
Savings accounts	18	(32)	(14)	111	(170)	(59)
Certificates of deposit	(1,790)	(2,630)	(4,420)	(4,110)	(7,878)	(11,988)
Borrowings	(111)	517	406	116	2,332	2,448

Total net change in expense on interest-bearing liabilities	(1,071)	(4,699)	(5,770)	(204)	(13,976)	(14,180)

Change in net interest income	$13,844	$(8,089)	$5,755	$66,076	$(30,001)	$36,075

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

The decrease in yield on total earning assets between the nine month periods ended September 30, 2012 and 2011 was driven by lower yields on the Company’s consumer loan and investment security portfolios, as well as a higher amortization of the Company’s FDIC loss share receivable (that results in a negative yield for this asset).

For the three months ended September 30, 2012, the increase in the average balance of the Company’s earning assets kept interest income flat with the third quarter of 2011, as average balance increases in the commercial and consumer loan portfolios offset rate decreases across multiple portfolios. Average loan balances increased $852.7 million, or 11.9%, over the three months of 2011 and can be attributed to the non-covered loan growth since September 30, 2011, both from the Florida Gulf acquisition and organic non-covered loan growth. Covered loan yields increased 49 basis points and also contributed to the additional income generated during the current year. The amortization of the loss share receivable was $33.5 million for the third quarter of 2012, an increase of $30.9 million that can be attributed to the related increase in expected cash flow from the covered assets. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The total yield of the loan portfolio when including the loss share receivable was 4.71%, 26 basis points lower than the same period of 2011, and offset the income earned on loan volume increases over 2011.

Interest income growth was also slowed by a 50 basis point decrease in the yield on the Company’s investment securities. Average investment securities also decreased $146.6 million during the three months ended September 30, 2012 when compared to the same period of 2011, as the Company offset the acquired investments from Florida Gulf with sales of investment securities and generally did not invest the funds received from sales and maturities in additional investment securities. Despite the decrease in yield, investment securities yielded 2.22% during the current quarter. The 2.22% earned on the securities was well above the yield on interest bearing cash and fed funds sold of 0.24% for the same period.

Driven by a decrease of 29 basis points in the rate paid on interest-bearing liabilities during the three months of the third quarter, interest expense decreased $5.8 million, or 27.5%, from the same period of 2011. Despite an increase of $130.9 million in average interest-bearing deposits (mostly a result of acquired Florida Gulf deposits), interest expense on the Company’s deposits decreased 34.8%, or $6.2 million, from 2011, as the average rate paid on these deposits decreased to 0.58% for the third quarter of 2012, a 32 basis point drop. Higher-yielding time deposits across many markets either matured or were repriced during 2011 and 2012, driving the expense and rate decreases. The $0.4 million increase in interest expense on the Company’s long-term debt was a result of a rate increase of 47 basis points, as average long-term debt decreased $25.6 million, or 5.5%, from the third quarter of 2011.

On a year-to-date basis, the increase in the Company’s average earning assets drove the $21.9 million increase in interest income, as average balance increases in the largest components of earning assets offset the rate decreases. Average loan balances increased $1.1 billion, or 16.6%, over September 30, 2011. The increase can be attributed to the non-covered loan growth since September 30, 2011 (which includes origination activity since that date, as well as loans acquired from Florida Gulf in July 2012). Interest income growth, however, was slowed in the current year by a decrease in yield on the Company’s loan portfolio of 14 basis points to 4.79%.

Driven by a decrease of 30 basis points in the rate paid on interest-bearing liabilities during the nine months ended September 30, 2012, interest expense decreased $14.2 million, or 22.6%, from the nine months ended September 30, 2011. The decrease in interest expense was the result of a decrease in the interest expense paid on the Company’s deposits, as deposit interest decreased $16.6 million, or 30.4%, as the average rate paid on these deposits decreased 35 basis points to 0.65% for the nine months of 2012. Interest expense on the Company’s long-term debt was $2.4 million, or 30.9%, higher in the current year as a result of a rate increase of 71 basis points, as the average balance of long-term debt decreased less than 1.0%.

Provision for Loan Losses

Management of the Company assesses the allowance for loan losses monthly and will make provisions for loan losses as deemed appropriate in order to maintain the adequacy of the allowance for loan losses. Increases in the allowance for loan losses are achieved through provisions for loan losses that are charged against income. Adjustments to the allowance may also result from credit quality changes associated with loans acquired.

On a consolidated basis, the Company recorded a provision for loan losses of $4.1 million for the three months ended September 30, 2012, a $2.1 million, or 33.9%, decrease from the provision recorded for the same period of 2011. The Company’s provision for the third quarter of 2012 includes a provision related to non-acquisition organic loan growth and a provision of $2.8 million for changes in expected cash flows on the Company’s acquired loan portfolios. The Company’s total provision was limited in the third quarter of 2012 by an improvement in legacy portfolio asset quality, as multi-year net charge-off trends in this portfolio continue to show signs of improvement. The decrease in the total provision from the prior year’s third quarter is primarily the result of the improvement in asset quality over the past 12 months.

Year-to-date, the Company’s provision for loan losses in 2012 was $15.8 million, which was $5.8 million, or 26.8%, lower than for the same nine-month period of 2011. Similar to the provision recorded for the third quarter, the decrease was primarily a result of an improvement in asset quality from 2011 in the Company’s legacy loan portfolio, as multi-year net charge-off trends in this portfolio continue to show signs of improvement. The change in asset quality resulted in a decrease in the provision recorded between the first nine months of 2012 compared to the same period of 2011. Offsetting the decrease was additional provision recorded for loan growth, additional charge-off replacement, and an additional provision of $5.8 million on the Company’s acquired non-covered portfolio.

Non-covered loans past due totaled $129.4 million at September 30, 2012, an increase of $8.7 million from December 31, 2011. However, excluding the past due loans acquired from Florida Gulf, total non-covered past due loans decreased $7.3 million, or 6.1%. Past due loans, including nonaccrual loans, were 1.80% of total loans (before acquired loan discount adjustments) at the end of the third quarter of 2012, a 17 basis point decrease from December 31, 2011. Excluding the acquired loans, loans past due were 0.92% of total loans at September 30, 2012, an improvement of 30 basis points from year-end 2011.

Net charge-offs on the consolidated portfolio were $1.9 million during the third quarter of 2012 ($4.7 million year-to-date excluding $13.0 million recorded in the first quarter for a loan pool closure), or an annualized net charge-off percentage of 0.10%, consistent with the third quarter of 2011. The net charge-offs were a result of $2.6 million in charge-offs and $0.7 million in recoveries. On a year-to-date basis, net charge-offs were 0.08% of average loans during 2012, two basis points above the net charge-offs of 0.06% during the first nine months of 2011, which were significantly affected by one large commercial recovery.

The Company believes the allowance was adequate at September 30, 2012 and December 31, 2011 to cover probable losses in the Company’s loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased 17 basis points from 2.62% at December 31, 2011 to 2.45% at September 30, 2012.

The Company’s allowance for the legacy portfolio was 1.21% of non-covered loans at September 30, 2012 and 1.40% at December 31, 2011. On the same basis, the Company’s allowance at September 30, 2012 was 160.5% of total nonperforming loans, which compares favorably to 133.0% of nonperforming loans at the end of 2011. The Company’s provision for loan losses covered net charge-offs 3.3 times in 2012.

Noninterest Income

The Company’s operating results for the three months ended September 30, 2012 included noninterest income of $46.6 million compared to $37.1 million for the same period of 2011, an increase of $9.4 million, or 25.4%. For the first nine months of 2012, noninterest income increased 30.3% from the same 2011 nine-month period. The growth of the Company’s noninterest income has been a management focus in the current year in response to a challenging interest rate environment. As a result, the Company has continued to increase its investment in these revenue streams, primarily its wealth management, trust, and brokerage businesses, in order to improve its noninterest income. Noninterest income as a percentage of total gross revenue (defined as total interest and noninterest income) during the third quarter of 2012 increased to 29.4% compared to 24.9% of total gross revenue for the third quarter of 2011. For the year-to-date period, noninterest income was 27.5% of gross revenue in 2012 and 23.8% in 2011.

The following table illustrates the primary components of noninterest income for the periods indicated.

NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)

(Dollars in thousands)	2012	2011		2012	2011

Service charges on deposit accounts	$6,952	$7,448	(6.7)%	$19,557	$19,303	1.3%
ATM/debit card fee income	2,377	3,132	(24.1)	6,566	9,011	(27.1)
Income from bank owned life insurance	916	924	(0.9)	2,771	2,397	15.6
Gain on sale of loans, net	23,085	13,438	71.8	54,782	31,719	72.7
Gain (loss) on sale of assets	(94)	302	(131.2)	(144)	275	(152.3)
Gain on sale of investments, net	41	1,206	(96.6)	3,743	2,633	42.2
Title revenue	5,623	4,900	14.8	15,495	13,202	17.4
Broker commission income	3,092	2,501	23.6	9,254	7,767	19.2
Other income	4,561	3,269	39.5	13,619	10,096	34.9

Total noninterest income	$46,553	$37,120	25.4%	$125,643	$96,403	30.3%

Service charges on deposit accounts decreased $0.5 million in the third quarter of 2012 from the prior quarter-to-date period, a result of a decrease of $1.2 million in NSF fees. Offsetting the decrease was an increase in deposit analysis and service charge fees. For the year-to-date period, total service charges increased 1.3%, or $0.3 million, due primarily to an increase in service charge fees and analysis service charges. Customers increased as a result of three acquisitions and new branch openings over the twelve-month period.

ATM/debit card fee income decreased $0.8 million in the third quarter of 2012 and $2.4 million for the nine-month period of 2012 from the corresponding 2011 period primarily due to a decrease in interchange fee income. Card income was negatively impacted in 2012 by the reordering of the posting sequence for electronic debit transactions associated with the settlement of the Company’s class action lawsuit and the implementation of Durbin amendment provisions of the Dodd-Frank Act. Offsetting these negative factors were increases in transaction income from the expanded cardholder base and in usage by customers.

Income earned from bank owned life insurance remained flat in the current quarter when compared to the three months of 2011 and increased $0.4 million on a year-to-date basis, consistent with market performance and current yields. The additional policies acquired from OMNI and Cameron in the second quarter of 2011 contributed to higher revenue over the comparable 2011 year-to-date periods.

Gains on the sales of mortgage loans increased $9.6 million from the third quarter of 2011 and $23.1 million for the nine months of 2012 over the comparable 2011 period, both a result of an increase in overall sales volume from the prior year. Sales proceeds increased $235.7 million, or 50.8%, in the current quarter and $611.7 million, or 53.9%, for the nine-month period. In addition to the volume increase, a higher margin on the sales of mortgage loans led to higher income in the current year.

The Company recorded $0.1 million in net losses on the sale of assets during 2012 as a result of the disposal of equipment no longer in use. A small number of gains on the sales of assets were recorded in 2011.

Gains on sales of investments decreased $1.2 million during the third quarter of 2012, but increased $1.1 million for the year-to-date period when compared to the same periods of 2011, as sales volume accounted for the changes from the respective periods of 2011. In the third quarter of 2012, the Company recorded very few investment sales. Gains were recorded on the sale of $149.7 million in available-for-sale securities and $33.9 million on the call of held-to-maturity investments thus far in 2012, compared to the sale of $112.0 million in securities during the nine months ended September 30, 2011.

Title income increased $0.7 million during the third quarter of 2012 when compared to the prior year’s third quarter and $2.3 million for the current year-to-date period. The increases in title income in the current year were the result of a favorable mortgage business environment, fueled by low mortgage interest rates.

Total broker commissions increased $0.6 million compared to the third quarter of 2011, and $1.5 million on a year-to-date basis, a result of the Company’s expanded client base and expanded services provided as a result of the growth of the Company’s wealth management subsidiary. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased $0.2 million quarter-to-date and $0.8 million on a year-to-date basis over the comparable 2011 periods. Sales and trade commissions increased $0.4 million and $0.7 million on a quarter- and year-to-date basis, respectively.

Other noninterest income increased $1.3 million for the first nine months of 2012 when compared to the same period of 2011 and $3.5 million between the year-to-date periods of 2012 and 2011. Other noninterest income in 2012 was positively impacted by higher trust department income (increases of $0.3 million, or 35.5%, for the quarter and $1.5 million, or 90.8%, for the year), which can be attributed to the increased customer base and growth of the business. Income was also positively affected by additional earnings on the Company’s deferred compensation assets and earnings on the Company’s investment in new market tax credits. Deferred compensation earnings increased $0.7 million during the third quarter of 2012 and $0.8 million on a year-to-date basis, while earnings on new market tax credits increased $0.1 million on a quarterly basis and $0.4 million on a nine-month basis over the same periods of 2011.

Noninterest Expense

The Company’s operating results for the third quarter of 2012 include noninterest expenses of $109.8 million, $10.3 million above noninterest expenses of $99.6 million for the third quarter of 2011. For the same nine-month periods in 2012 and 2011, noninterest expenses were $318.7 million and $274.0 million, respectively. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions and product expansion have caused related increases in several components of noninterest expense. Since the end of the third quarter of 2011, the Company acquired eight branches in the Florida Gulf acquisition, opened additional locations, including bank branches (seven of which were opened in 2012), one mortgage location, and two wealth management locations. These additions were offset by the closing of two title offices.

Also affecting noninterest expense during the current year were the Company’s expenses incurred as part of merger-related activities and expenses incurred as part of multiple ongoing process improvement projects that are designed to enhance the operational effectiveness and profitability of the Company. The projects’ costs have been incurred in the current year to improve overall organizational profitability across multiple markets, product lines, and departments, the benefits of which the Company expects to realize in future periods.

The following table illustrates the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)

(Dollars in thousands)	2012	2011		2012	2011

Salaries and employee benefits	$59,938	$52,679	13.8%	$172,878	$142,356	21.4%
Occupancy and equipment	13,869	14,017	(1.1)	39,496	35,196	12.2
Franchise and shares tax	1,023	1,156	(11.5)	3,664	3,155	16.1
Communication and delivery	3,152	3,327	(5.2)	9,424	8,350	12.9
Marketing and business development	2,189	2,170	0.9	7,964	6,974	14.2
Data processing	4,931	2,988	65.1	11,537	10,762	7.2
Printing, stationery and supplies	848	820	3.4	2,523	2,457	2.7
Amortization of acquisition intangibles	1,287	1,385	(7.1)	3,865	3,737	3.4
Professional services	5,947	3,427	73.5	15,665	10,782	45.3
Net costs of OREO	270	3,284	(91.8)	4,453	7,177	(38.0)
Other expenses	16,394	14,313	14.5	47,275	43,058	9.8

Total noninterest expense	$109,848	$99,566	10.3%	$318,744	$274,004	16.3%

Salaries and employee benefits increased $7.3 million for the third quarter of 2012 and $30.5 million for the nine-month period when compared to the corresponding 2011 period. The increase was primarily the result of increased staffing due to the growth of the Company. Current year expenses include the full impact of additional OMNI and Cameron personnel, as well as personnel from Florida Gulf and the Company’s new branches. The cost of the additional employees added from the OMNI and Cameron acquisitions affected total noninterest expenses for four months in the nine-month period of 2011. Full-time equivalent employees increased to almost 2,700 at the end of the third quarter of 2012, a 5.6% increase from the end of the third quarter of 2011. The Company added these employees as part of the Florida Gulf acquisition, but the increase includes additional revenue-producing positions at IBERIBANK and its mortgage origination subsidiary.

Total employee compensation increased $6.0 million, or 12.6%, while related employee benefits increased 22.0% to $7.1 million for the three months ended September 30, 2012. On a year-to-date basis, total employee compensation increased 21.2%, or $26.9 million. Employee compensation in the third quarter of 2012 included $0.3 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants in 2011 and 2012. Share-based compensation costs increased $1.4 million on a year-to-date basis. Employee compensation also includes commissions and production-related bonuses. These commissions increased $0.8 million, or 89.4%, in the current quarter and $3.4 million, or 156.4%, for the nine-month period. These increases are consistent with the increases in income from these product lines.

Employee benefits include payroll taxes, medical and dental insurance expenses, and retirement contributions. The increase in these benefits was a result of $2.1 million in additional hospitalization expense during the nine months of the 2012 period ($1.1 million of which was in the third quarter of 2012 alone), partially from an increase in headcount and partially from higher claims processed in the current year. Employee benefits also included a $1.8 million, or 22.4%, increase in total payroll taxes for the first nine months of 2012.

Occupancy and equipment expense decreased $0.1 million for the three months of the third quarter from the comparable 2011 period due primarily to the decrease in the cost of facilities associated with the Company’s OMNI and Cameron acquisitions. For the nine-month period, occupancy and equipment expenses were up $4.3 million, or 12.2%. These increased costs include repairs and maintenance on branches, depreciation, utilities, rentals and property taxes. In the third quarter of 2011, the Company incurred $1.8 million in merger-related expenses from the OMNI and Cameron acquisitions, mostly from vacated lease liabilities. Merger-related expenses from the Florida Gulf acquisition thus far in 2012 were minimal ($0.1 million). Excluding the merger-related occupancy and equipment costs, occupancy and equipment expense was $1.6 million, or 13.0%, higher than in the third quarter of 2011, which is more consistent with the increase in the size of the Company. Depreciation expense increased $0.9 million, or 24.0%. Equipment rental (mostly ATMs), building rent, and property taxes increased $0.4 million, 0.2 million, and $0.1 million, respectively, and account for most of the remaining increase over the three months of 2011. On a year-to-date basis, increases of $1.3 million in repairs expense and $3.9 million in depreciation contributed to the higher occupancy and equipment expenses. The higher depreciation expense is a result of additional branches opened and the Florida Gulf branches, but also includes accelerated depreciation on the Company’s ten branches that have either closed or are expected to close in the fourth quarter of 2012. Equipment rental expenses increased $1.1 million thus far in 2012, also a result of ATM expenses, while building rent and property taxes both increased $0.3 million.

Franchise and shares tax expense for the third quarter of 2012 decreased $0.1 million from the comparable 2011 period and increased $0.5 million on a year-to-date basis, the result of $0.5 million in additional franchise tax expense based on the Company’s amended franchise tax returns filings for prior years. The Company amended its filings in the second quarter of 2012 to correct an immaterial error in the prior year returns. The increase from the third quarter of 2011 was a result of additional share tax expense due to increased equity at IBERIABANK at the end of December 31, 2011 when compared to the previous year.

The Company’s expansion from the OMNI, Cameron, and Florida Gulf acquisitions, as well as new branches opened since the third quarter of 2011, led to an increase in communication and delivery and printing and supplies expenses. Communication and delivery expenses increased $1.1 million on a year-to-date basis. The increase in these expenses was a result of an increase in data line and telephone expenses, consistent with the expansion of the Company’s footprint, as well as an increase in postage expense driven by customer mailing volume. In addition, postage and courier expenses increased as a result of the increase in the Company’s number of branches and locations across multiple states.

Marketing and business development expenses remained consistent between the third quarters of 2012 and 2011 and increased $1.0 million on a year-to-date basis over 2011 as a result of additional expenses associated with business development and community relations. The Company continues to aggressively market itself in its newer markets, including those in Florida, Alabama, and Texas. Advertising and related expenses increased $0.5 million, or 15.4%, from the first nine months of 2011 as a result of additional direct mail, digital media, and newspaper advertising. In addition to the Company’s general advertising in its core markets, additional advertising expenses during 2012 focused on the Company’s 125th anniversary campaign and included promotional giveaways and focused branch events. For the first nine months of 2012, business development expenses also increased $0.5 million, or 13.2%, with the increase not only the result of the Company’s anniversary campaign, but also its focused efforts in community reinvestment activities.

Data processing expenses increased $1.9 million from the third quarter of 2011 and $0.8 million on a year-to-date basis as the Company incurred various merger-related expenses during the third quarter of 2012, primarily from Florida Gulf system conversions. Merger-related data processing expenses increased $0.6 million, or 99.6%, over the third quarter of 2011. Excluding these merger-related expenses, data processing expenses, which include computer maintenance and software amortization, would have increased $1.3 million, or 56.0% between the two three-month periods. These increases were the result of additional processing charges during the current periods as the Company increases its branch network and system capabilities and software amortization from system enhancements and upgrades. On a year-to-date basis, the Company’s expansion increased data processing expenses $2.8 million, or 37.5%, excluding merger-related conversion costs.

The core deposit intangible assets created in the OMNI and Cameron acquisitions in 2011 contributed to the $0.1 million increase in the year-to-date amortization expense over the prior year. The decrease in amortization expense from the third quarter of 2011 is a result of the reduced amortization of existing assets over their useful life.

Due to the growth of the Company over the past 12 months, professional services expense was $2.5 million higher for the current quarter compared to the quarter-to-date period of 2011, and $4.9 million higher for the comparable year-to-date period. The continued expansion of the size and breadth of Company’s operations requires additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services. More specifically, legal expenses increased $1.0 million and $1.9 million for the current quarter and nine-month periods, respectively. Legal expenses include those around general matters, litigation, settlement, and collection efforts. The Company incurred merger-related legal expenses of $0.3 million during the quarter- and year-to-date periods of 2012.

The Company’s efforts to improve various Company and business-line specific processes resulted in an increase in consulting expenses of $1.3 million in the third quarter of 2012 and $3.5 million on a year-to-date basis. The Company expects to see the benefit of these improvements in future periods. Offsetting the increase was a decrease in other merger-related professional services, which include exam, audit, and other professional services, of $0.4 million and $1.7 million for the three- and nine-month periods of 2012 when compared to the same periods of 2011.

For the third quarter, net costs of OREO properties decreased $3.0 million in 2012 from the same period of 2011, as write-downs taken on OREO properties decreased $1.6 million, or 65.1%, the gains on the sale of other real estate increased $1.3 million, and property taxes paid on held properties decreased $0.3 million. Offsetting these changes were additional insurance and other expenses on these properties, driven primarily by the additional properties in the portfolio during the current year. The increased expenses were offset partially by an increase in the income earned on the properties during the third quarter of 2012. Similar to the results for the quarterly period, on a year-to-date basis, total net costs of OREO decreased $2.7 million and are attributable to the higher gains and fewer write-downs noted earlier.

For the third quarter of 2012, other noninterest expenses increased $2.1 million over the same period of 2011. For the first nine months of 2012, other noninterest expenses increased $4.2 million over the comparable 2011 period. The increases are primarily the result of an increase in credit and other loan-related expenses for the quarter of $0.5 million and $2.5 million for the year. With the expansion of the Company’s loan portfolio, expenses incurred for appraisal, inspection, underwriting, certification, and collections have also increased. Additional travel, employee development, and credit card expenses incurred in 2012 that were a result of the increased employee and client base also contributed to the increase in other expenses over the comparable 2011 periods.

Other noninterest expenses in 2012 also include quarter- and year-to-date impairment writedowns of $0.6 million and $3.3 million, respectively, on certain branch buildings and equipment based on updated appraisals on the properties. The branches were reviewed for impairment as part of the Company’s announced branch closures and written down to their estimated fair values during the second and third quarters of 2012. Noninterest expense in 2011 also includes a $2.8 million settlement liability recorded in the Company’s financial statements for the periods ended September 30, 2011. The settlement was related to two class action lawsuits related to overdraft fees for electronic transfers in a high to low processing sequence on the posting of items for processing.

Income Taxes

For the third quarters of 2012 and 2011, the Company incurred income tax expense of $8.1 million and $6.1 million, respectively. For the nine months ended September 30, 2012, income tax expense was $19.7 million, $9.4 million higher than for the same period of 2011. The Company’s year-to-date effective tax rate was 27.0% and 22.2%, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits. The Company’s consolidated effective tax rates were also positively impacted by the Company’s ICP subsidiary, as well as the holding company, as these entities had income tax benefits during 2012 and 2011 from net losses for the year. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the various tax credits).

The consolidated effective tax rate has increased when compared to the prior year. The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is higher than in 2011 as a result of the effect of the change in IBERIABANK’s effective tax rate. The increase in income before taxes at IBERIABANK in the current three- and nine-month periods results in a higher effective tax rate, as the effect of nontaxable income and other temporary tax differences is diluted. In addition, in the current year, a larger percentage of the year-to-date income before taxes was generated in Alabama, Florida, and Arkansas, which have higher effective rates than Louisiana and Texas, the Company’s other primary states with business operations. IBERIABANK’s effective tax rate was 28.8% and 26.0% for the first nine months of 2012 and 2011, respectively.

LIQUIDITY

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations. Certificates of deposit scheduled to mature in one year or less at September 30, 2012 totaled $1.6 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified by the Company as available-for-sale which provides the ability to liquidate securities as needed. Due to the relatively short planned duration of the investment security portfolio, the Company continues to experience significant cash flows on a normal basis.

Total cash inflows totaled $49.8 million during the first nine months of 2012, a decrease of $82.8 million from net cash inflows of $132.6 million for the nine months ended September 30, 2011.

The following table summarizes the Company’s cash flows for the periods indicated.

CASH FLOW ACTIVITY BY TYPE

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011

Cash flow provided by (used in) operations	$10,239	$(14,066)
Cash flow (used in) provided by investing activities	(304,863)	215,382
Cash flow provided by (used in) financing activities	344,394	(68,706)

Net increase in cash and cash equivalents	$49,770	$132,610

The Company had operating cash inflow of $10.2 million for the nine months ended September 30, 2012, $24.3 million more than the same period of 2011. Operating cash flow in the current year was positively impacted by an increase in net income and cash flow from mortgage production for the current year.

Cash flow from investing activities decreased $520.2 million during 2012 when compared to 2011. Funding loan growth and a decrease in net cash flow from investment securities drove the decrease in cash flow from 2011. Net cash flow from investment security activity decreased $195.4 million in 2012 as a result of a higher level of security purchases thus far in 2012. Cash flow used to fund loan growth increased $274.2 million and also had a negative impact on the current period cash flow. Positively affecting cash flow in 2011 was the acquisition of $80.5 million in cash as part of the OMNI and Cameron acquisitions, $48.1 million higher than the net cash acquired from Florida Gulf in 2012.

Net financing cash flows, however, increased $413.1 million during the current nine-month period of 2012 when compared to 2011, primarily due to an increase in cash from customer deposits that results in a $264.3 million difference in net deposit cash flow between the two periods. Net cash inflow of $74.7 million from short-term borrowings and long-term debt in 2012 also positively impacted cash flow in the current year, as the Company has borrowed short- and long-term debt thus far in 2012, whereas the Company repaid $79.6 million in debt during the first nine months of 2011.

Based on its available cash at September 30, 2012, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows and prepayments of loan and investment securities are greatly influenced by general interest rates, economic conditions and competition. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2012, the Company had $530.4 million of outstanding advances from the FHLB. Additional advances available at September 30, 2012 from the FHLB amounted to $1.0 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $115.0 million in the form of federal funds and other lines of credit. At September 30, 2012, there was no balance outstanding on these lines and all of the funding was available to the Company.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2012, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	6.8%
+100	3.0
- 100	-0.1
- 200	-0.2

The influence of using the forward curve as of September 30, 2012 as a basis for projecting the interest rate environment would approximate a 0.7% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

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

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the rate risk associated with longer duration assets in the current low rate environment. As of September 30, 2012, $4.1 billion, or 50.3%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At September 30, 2012, 77.5% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 72.6% at December 31, 2011. Noninterest bearing transaction accounts totaled 18.7% of total deposits at September 30, 2012, compared to 16.0% of total deposits at December 31, 2011.

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

Quantitative and qualitative disclosures about market risk are presented at December 31, 2011 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012. Additional information at September 30, 2012 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

	2012
	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid Per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d)
				Maximum
Period (1)				Number of Shares Available for Purchase Pursuant to Publicly Announced Plan

January 1-31	—	$—	—	900,000
February 1-29	—	—	—	900,000
March 1-30	—	—	—	900,000
April 1-30	—	—	—	900,000
May 1-31	—	—	—	900,000
June 1-30	48,188	47.93	48,188	851,812
July 1-31	—	—	—	851,812
August 1-31	748,488	47.38	748,488	103,324
September 1-30	56,632	46.97	56,632	46,692

Total	853,308	$47.93	853,308	46,692

(1)	Information is based on settlement dates of repurchase transactions.
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

IBERIABANK Corporation

Date:	November 9, 2012	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	November 9, 2012	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer