Form 10-K
period 2012-12-31
IBERIABANK CORP
filed 2013-03-01
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐  No  ☒

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $1.4 billion. This figure is based on the closing sale price of $50.45 per share of the Registrant’s common stock on June 30, 2012. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 21, 2013: 29,565,583

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2012 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.

Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.

General

IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 278 combined offices, including 184 bank branch offices in Louisiana, Arkansas, Florida, Alabama, Tennessee, and Texas, 21 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 62 locations in 12 states. The Company also has nine wealth management locations in four states and an LPO and a corporate services firm in Louisiana. As of December 31, 2012, we had consolidated assets of $13.1 billion, total deposits of $10.7 billion and shareholders’ equity of $1.5 billion.

Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.

We are the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”); IBERIA Capital Partners, LLC, a corporate finance services firm (“ICP”); IB Aircraft Holdings LLC, a holding company for our fractional investment in an aircraft, IBERIA Asset Management, Inc. (“IAM”), which provides wealth management and trust services to high net worth individuals, pension funds, corporations and trusts; and IBERIA CDE LLC (“CDE”), which invests in purchased tax credits.

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

Subsidiaries

IBERIABANK has six active, wholly-owned non-bank subsidiaries: Iberia Financial Services, LLC, IB SPE Management Inc., Acadiana Holdings, LLC, IBERIABANK Mortgage Company (“IMC”), Iberia Investment Fund I, LLC, and Iberia Investment Fund II. Iberia Financial Services manages the brokerage services offered by IBERIABANK. At December 31, 2012, IBERIABANK’s equity investment in Iberia Financial Services, LLC was $6.1 million, and Iberia Financial Services, LLC had total assets of $7.9 million. IB SPE Management Inc. operates and then sells certain foreclosed assets acquired in recent Florida and Alabama acquisitions. At December 31, 2012, IBERIABANK’s equity investment in IB SPE Management Inc. was $68.7 million, and IB SPE Management Inc. had total assets of $68.7 million. Acadiana Holdings, LLC owns and operates a commercial office building that also serves as our headquarters and IBERIABANK’s main office. At December 31, 2012, IBERIABANK’s equity investment in Acadiana Holdings, LLC was $9.6 million, and Acadiana Holdings, LLC had total assets of $10.4 million. Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC are investment funds held for the purpose of funding new market tax credits and are disregarded entities for tax purposes. IBERIABANK’s equity investment in Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC was $28.8 million and $1.8 million, respectively, at December 31, 2012. Iberia Investment Funds I, LLC and Iberia Investment Fund II, LLC has total assets of $131.8 million and $8.9 million, respectively, at December 31, 2012. IMC offers one-to-four family residential mortgage loans in Louisiana, Arkansas, Alabama, Tennessee, Mississippi, Oklahoma, Texas, Missouri, Illinois, Georgia, Florida, and Idaho. At December 31, 2012, IBERIABANK’s equity investment in IMC was $62.6 million, and IMC had total assets of $308.2 million.

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three active, wholly-owned subsidiaries, Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc. (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2012, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.4 million. United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana. At December 31, 2012, Lenders Title’s equity investment in United Title was $6.4 million, and United Title had total assets of $7.8 million. Lenders Title’s equity investment in AAT was $3.9 million and AAT had total assets of $4.2 million.

IBERIA Capital Partners, LLC, IB Aircraft Holdings LLC, IBERIA Asset Management, Inc., and IBERIA CDE LLC had total assets of $9.2 million, $0.3 million, $0.7 million, and less than $0.1 million, respectively, at December 31, 2012.

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

Employees

We had 2,631 full-time employees and 127 part-time employees as of December 31, 2012. None of these employees is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our personnel.

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

We are a bank holding company and have elected to be a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”). We are subject to examination and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the FRB.

Generally, the BHCA provides for “umbrella” regulation of financial holding companies by the FRB and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHCA, however, requires the FRB to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The FRB is also granted the authority, in certain circumstances, to require reports of, and to examine and adopt rules applicable to any holding company subsidiary.

In general, the BHCA and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company that elects to be treated as a financial holding company, however, may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and FRB regulations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. See “ – Financial Holding Company Status” below.

Because we are a public company, we are also subject to regulation by the Securities and Exchange Commission (the “SEC”). The SEC has established three categories of registrants for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a “large accelerated filer” and, as such, must comply with SEC large accelerated reporting requirements.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector.

The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions. Among other things:

•

The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other deposit accounts.

•

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new independent federal agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it broad powers to supervise and enforce compliance with federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to IBERIABANK, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and primary enforcement authority over all depository institutions with more than $10 billion in assets, including IBERIABANK. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products. The CFPB is authorized to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. In addition, borrowers are allowed to raise certain defenses to foreclosures if they receive any loan other than a “qualified mortgage” as defined by the CFPB. States are permitted to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, state attorneys general are permitted to enforce compliance with both the state and federal laws and regulations

•

The “Durbin Amendment” provisions of the Dodd-Frank Act provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. In 2012, the Durbin Amendment debit card transaction impacted the Company’s financial results by lowering the average fee earned per transaction.

•

The Dodd-Frank Act requires various U.S. financial regulatory agencies to implement comprehensive rules governing the supervision, structure, trading and regulation of swap and over the-counter derivative markets and participants. The Dodd-Frank Act requires a large number of rules in this area, many of which are not yet final.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation anticipated as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. The proposed rules are highly complex, and many aspects of their application remain uncertain. Due to the complexity of the new rules, the challenges of agency coordination and the volume of comments received, implementation of the Volcker Rule has been delayed.

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

Holding Company Structure

We have one Louisiana-chartered commercial bank subsidiary, one title insurance company subsidiary, one subsidiary to provide equity research, institutional sales and trading, and corporate financial services, one subsidiary to provide wealth management and trust services, and multiple subsidiaries to operate corporate assets, including our fractional ownership of an aircraft and our investment in purchased tax credits, as well as numerous other non-bank subsidiaries of these first tier subsidiaries. Exhibit 21 of this Report on Form 10-K lists all of our current subsidiaries.

IBERIABANK is subject to affiliate transaction restrictions under federal laws, which limit the transfer of funds by a subsidiary bank or its subsidiaries to its parent corporation or any non-bank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases. Furthermore, such loans and extensions of credit must be secured within specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features. See “Affiliate Transactions” below.

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

Louisiana law permits the Commissioner of the Louisiana Office of Financial Institutions to require a special assessment of shareholders of a Louisiana-chartered bank whose capital has become impaired to remedy an impairment in such bank’s capital stock. This statute also provides that the Commissioner may suspend the bank’s certificate of authority until the capital is restored. As the sole shareholder of IBERIABANK, we are subject to such statute.

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

In 2012, we consummated the acquisition of Florida Gulf Bancorp, Inc. and its wholly owned subsidiary, Florida Gulf Bank, headquartered in Fort Meyers, Florida, with eight branches in the Fort Meyers – Cape Coral, Florida, market.

Safety and Soundness Regulations. The FRB has enforcement powers over bank holding companies and their non-banking subsidiaries. The FRB has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other formal or informal actions.

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

Dividends. We are a legal entity separate and distinct from our subsidiaries. The majority of our revenue is from dividends paid us by IBERIABANK. IBERIABANK is subject to federal and state laws and regulations that limit the amount of dividends it can pay. In addition, we and IBERIABANK are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action rules. The FRB has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

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

FDIC Insurance. IBERIABANK pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. These rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk (“CAMELS”). Assessment rates for institutions that are in the lowest risk category currently vary from seven to twenty-four basis points per $100 of insured deposits, and may be increased or decreased by the FDIC on a semi-annual basis. Such base assessment rates are subject to adjustments. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In 2011, the FDIC adopted a rule to revise the deposit insurance assessment system for large institutions. The rule creates a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize the bank’s supervisory CAMELS ratings and will assess an institution’s ability to withstand asset-related stress and funding-related stress. The rule also eliminates the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC is authorized to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the scorecard. The total score will then translate to an initial base assessment rate.

Also in 2011, the deposit insurance assessment base changed from total domestic deposits to the average consolidated total assets of the depository institution minus its average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

In 2009, the FDIC implemented a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below).

A minimum ratio of deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% is applicable prior to September 2020, and 1.35% thereafter. In 2010, the FDIC issued a final rule setting the DRR at 2%. Because the DRR fell below 1.15% as of June 30, 2008, and was expected to remain below 1.15% the FDIC was required to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. In 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In 2009, in light of the extraordinary challenges that were facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. The FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected on September 30, 2009. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implemented a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. In October 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35% by September 2020. As part of the revised plan, the FDIC announced it would forego the uniform three-basis point increase in assessment rates scheduled to take place in January 2011. The FDIC at least semi-annually updates its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. IBERIABANK recognized $0.8 million of expense related to its FICO assessments in 2012.

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

Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements if it believes an institution’s circumstances warrant.

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

Basel II Standards. In 2004, the Basel Committee on Banking Supervision (the “Basel Committee”) published a new set of risk-based capital standards (“Basel II”) in order to update the then-current regulatory capital regime that had been in place since 1988 (“Basel I”). Unlike the one-size fits all approach to regulatory capital set forth in Basel I, Basel II provided two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective in 2008. Other U.S. banking organizations were allowed to adopt the requirements of this rule (if they meet applicable qualification requirements), but were not required to comply. The rule also allowed a banking organization’s primary federal regulator to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations.

In 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches of Basel II with the option to implement an alternative risk-based capital framework containing only certain elements of Basel II. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally paralleled the relevant approaches under Basel II, it diverged where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures.

Leverage Requirements. Neither Basel I nor Basel II included a leverage requirement as an international standard. The FRB has established minimum leverage ratio guidelines for bank holding companies to be considered well-capitalized. These guidelines provide for a minimum ratio of Tier 1 capital to average total assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a ratio of at least 4%.

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

Basel III Standards. The Basel Committee released in 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, it was anticipated that its provisions would be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. In 2012, the FRB proposed new capital requirements that are consistent with Basel III. If adopted as proposed, the proposed rules will require, among other things, a minimum common equity Tier 1 capital ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, establishing a minimum common equity Tier 1 ratio plus capital conservation buffer at 7%. In addition, the proposed rules increase the minimum Tier 1 capital requirement from 4% to 6% of risk-weighted assets. The proposed rules also specify that a bank with a capital conservation buffer of less than 2.5% would potentially face limitations on capital distributions and bonus payments to executives.

Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward such measures will be required by regulation. One test, the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon. The other test, the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are intended to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In January 2013, the Basel Committee revised the LCR to incorporate amendments to the definitions of high-quality liquid assets and net cash outflows. The Basel Committee also revised the LCR phase-in timetable. The LCR will be introduced as planned on January 1, 2015, but the minimum requirement will begin at 60%, rising in equal annual steps of 10%. The NSFR will not be introduced as a requirement until January 1, 2018.

In November 2012, the U.S. federal banking agencies announced that they are delaying the implementation of the proposed Basel III rules. They gave no timetable for the implementation.

The Basel III rules are subject to change. In addition, many aspects of the Dodd-Frank Act are subject to future rulemaking. We, therefore, cannot anticipate the impact of new capital regulations at this time.

Joint Supervisory Guidance on Stress Testing. In May 2012, the federal banking agencies issued joint supervisory guidance on stress testing. The guidance addresses stress testing in connection with overall risk management, including capital and liquidity planning. The guidance outlines general principles for stress testing, applicable to all FRB-supervised banking organizations with more than $10 billion in total consolidated assets. The guidance highlights the importance of stress testing as an ongoing risk management practice that supports a banking organization’s forward-looking assessment of its risks. It outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management. The Dodd-Frank Act’s stress testing requirements are being implemented through separate notices of proposed rulemaking by the respective agencies.

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

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2012, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions.

(in thousands of dollars)		“Well- Capitalized” Minimums	At December 31, 2012
			Actual	Excess Capital

Ratios:

Tier 1 leverage ratio	Consolidated	5.00%	9.70%	$574,140
	IBERIABANK	5.00	8.57	433,657

Tier 1 risk-based capital ratio	Consolidated	6.00	12.92	634,956
	IBERIABANK	6.00	11.41	493,695

Total risk-based capital ratio	Consolidated	10.00	14.19	384,518
	IBERIABANK	10.00	12.68	244,337

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. IBERIABANK had $398.1 million of such brokered deposits at December 31, 2012.

Additional information is provided in Note 18 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

Financial Holding Company Status. A bank holding company meeting certain requirements may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHCA expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the FRB may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the FRB has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well capitalized” and “well managed” under applicable regulatory standards, and all of its subsidiary banks also must be “well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature (discussed above), either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB that it will comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, or such longer period as agreed to by the FRB, the FRB may order the company to discontinue existing activities that are not generally permissible for bank holding companies or divest investments in companies engaged in such activities. In addition, if any banking subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the holding company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

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

Bank Secrecy Act. The Bank Secrecy Act, as amended by the USA Patriot Act of 2001 and related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Consumer Privacy and Other Consumer Protection Laws. We, like all other financial institutions, are required to maintain the privacy of our customers’ non-public, personal information. Such privacy requirements, as established by the Gramm-Leach-Bliley Act of 1999, direct financial institutions to:

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

In 2010, the FRB issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, and is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if deficient incentive compensation arrangements or related risk-management control or governance processes employed by the organization pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct such deficiencies.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implements a broad range of corporate governance, accounting and disclosure requirements for public companies, and also for their directors and officers. SEC rules adopted to implement SOX Act requirements require our chief executive and chief financial officer to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to and report on the effectiveness of these controls. See Item 9A. – “Controls and Procedures” hereof for our evaluation of disclosure controls and procedures. The certifications required by Sections 302 and 906 of the SOX Act also accompany this Form 10-K.

Other Regulatory Matters. We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, NASDAQ Stock Market, and various state insurance and securities regulators.

Corporate Governance. Information with respect to our corporate governance is available on our web site, www.iberiabank.com, and includes:

•	Corporate Governance Guidelines

•	Nominating and Corporate Governance Committee Charter

•	Compensation Committee Charter

•	Audit Committee Charter

•	Board Risk Committee Charter

•	Code of Ethics for directors, officers and other employees

•	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

•	Chief Executive Officer and Chief Financial Officer Certifications

We intend to disclose any waiver of or substantial amendment to the Codes of Ethics applicable to directors and executive officers on our web site at www.iberiabank.com.

Federal Taxation

We and our subsidiaries are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the “Code”), and IBERIABANK is subject to certain additional provisions of the Code that apply to financial institutions. We and our subsidiaries file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

Retained earnings at December 31, 2012 and 2011 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The deferred tax liability at December 31, 2012 includes $367.0 million of future deductible temporary differences. Included is $249.4 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

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

With respect to other states in which we operate, Arkansas generally imposes income tax on financial institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, less (i) interest income from obligations of the United States, of any county, municipal or public corporation authority, special district or political subdivision, plus (ii) any deduction for state income taxes.

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

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this report could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto.

Risks Associated with IBERIABANK Corporation

The current economic environment and political uncertainty pose significant challenges for us and could adversely affect our financial condition and results of operations.

Although we remain well capitalized and have not suffered from liquidity issues, we are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events. As of the date of this Report, the U.S. government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”) passed by Congress. Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in March 2013 (commonly known as “sequestration”). The resulting automatic across-the-board budget cuts by sequestration would have significant adverse consequences for certain industries. If sequestration is implemented, funding for programs may be reduced, delayed or cancelled, which could have a material adverse effect on the business, financial condition and results of operations for some of our clients. Concerns over sequestration, the United States’ credit rating (which was downgraded by Standard & Poor’s in 2011), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in a variety of consequences, including the following:

•	increases in loan delinquencies;

•	increases in nonperforming and classified assets;

•	decreases in demand for our products and services; and

•

decreases in the value of collateral securing our loans, especially real estate, which could result in lower recovery amounts on these loans, as well as reduce customers’ borrowing power and our ability to originate future loans.

These negative events may cause us to incur losses and may adversely affect our capital, liquidity, earnings and financial condition.

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

The Government’s responses to economic conditions may adversely affect our financial performance.

The Federal Reserve Board, or the FRB, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the FRB increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

The Dodd-Frank Act contains a variety of far-reaching changes and reforms for the financial services industry and directs federal regulatory agencies to study the effects of, and to issue implementing regulations for, these reforms. Many of the provisions of the Dodd-Frank Act could have a direct effect on our performance and, in some cases, impact our ability to conduct business. Examples of these provisions include, but are not limited to:

•

Creation of the Financial Stability Oversight Counsel that may recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

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

•

Establishment of the Consumer Financial Protection Bureau, or CFPB, with broad authority to implement and enforce consumer protection regulations, including the authority to prohibit “unfair, deceptive, and abusive practices.” For bank holding companies with $10 billion or more in assets, like IBERIABANK Corporation, the CFPB has the power to examine and enforce compliance with consumer protection laws.

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	Amendment of the Electronic Fund Transfer Act to, among other things, authorize the FRB to issue rules limiting debit-card interchange fees (referred to as the “Durbin Amendment”).

Many of these provisions have already been the subject of proposed and final rulemakings. For example, in response to the Durbin Amendment, the FRB issued final rules that cap debit card interchange fees that may be imposed by financial institutions. Many other provisions, however, remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions, as well as any additional legislative or regulatory changes, may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional capital and could expose us to additional cots (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition and results of operations.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts. Regulations impacting service charges, changes in customer behavior, and increased competition could reduce our fee income.

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

We earn a significant portion of our noninterest revenue through sales of residential mortgages in the secondary market. We are exposed to counterparty credit, market, repurchase and other risks associated with these activities.

Our noninterest revenue attributable to mortgage banking activities has grown significantly in recent years. The Company is exposed to counterparty credit risk in the normal course of these sales activities as well as market risk when engaging in this activity that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates. Additionally, the Company retains repurchase risk associated with the sales of these loans that is related to the Company’s residential mortgage loan underwriting and closing practices. Increases in claims under these repurchase or make-whole demands could have a material impact on our ability to continue participating in these types of activities as well as materially impact our financial condition, results of operations, and cash flows.

We may be required to pay significantly higher FDIC deposit insurance premiums or special assessments if the number of bank failures increases, or the cost of resolving failed banks increases, which could adversely affect our earnings.

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

As with other regulated financial institutions, we may become subject to more stringent regulatory capital requirements that limit our operations and potential growth, and which may result in regulatory action.

IBERIABANK Corporation and IBERIABANK are subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements. We must maintain certain risk-based and leverage capital ratios as required by our banking regulators, which can change depending on general economic conditions and IBERIABANK Corporation’s particular condition, risk profile and growth plans. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If at any time we fail to meet minimum established capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.

In light of proposed changes to U.S. regulatory capital requirements contained in the Dodd-Frank Act and the evolving international bank capital accords formulated by the Basel Committee and implemented by the FRB, we likely will be required in the future to satisfy additional, more stringent, capital adequacy standards imposed on the industry. Satisfying such capital standards could materially impact us relative to our peers. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could result in lower returns, result in regulatory actions if we were unable to comply with such requirements, and adversely affect our ability to pay dividends or repurchase shares, or to raise capital, including in ways that may adversely affect our financial condition or results of operations. Compliance with current or new capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels.

Our recent growth and financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our stated growth strategy is to grow organically and supplement that growth with select acquisitions. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost, depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors.

Supplementing our internal growth through acquisitions is an important part of our strategic focus. Since 1995, approximately 66% of our asset growth has been through acquisitions, or external growth. Our acquisition efforts focus on select markets and targeted entities. We are in selected markets we consider to be contiguous, or natural extensions, to our current markets. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking organizations for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional securities would dilute existing shareholders’ equity interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, and we would be required to find other methods to grow our business, and we may not grow at the same rate we have grown in the past, or at all.

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

FDIC-assisted or other acquisition opportunities may not become available, and increased competition could make it more difficult for us to bid on failed bank and other transactions on terms we consider to be acceptable.

A part of our business strategy is to pursue acquisitions, which may include failing banks that are placed into FDIC receivership. The availability of acquisition candidates that meet our strategic objectives can fluctuate, and the FDIC mat not place banks into receivership that meet our strategic objectives. Different from non-FDIC assisted transactions, failed bank transactions typically include loss share arrangements with the FDIC that limit our downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. The terms of loss sharing arrangements may change, making FDIC-assisted transactions less attractive to us. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. In 2012, the number of FDIC failed bank resolutions decreased significantly over the previous year, and consequently, the bidding process for failing banks has become more competitive, and increased competition for such banks has made it more difficult for us to bid on terms we consider acceptable.

Like most banking organizations, our business is highly susceptible to credit risk.

As a lender, we are is exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to satisfy defaulted loan obligations. Credit losses could have a material adverse effect on our operating results.

As of December 31, 2012, our total loan portfolio was approximately $8.5 billion, or 65% of total assets. At that date, the major components of our loan portfolio included 73% of commercial loans, both real estate and business, 5% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 22% of consumer loans. Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender.

Our loan portfolio has and will continue to be affected by the on-going correction in real estate markets, including reduced levels of home sales and declines in the performance of loans.

There continues to be a general slowdown in housing in real estate in some of our market areas, reflecting declining prices and excess inventories. As a result, home builders and commercial developers have shown signs of financial deterioration. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry. We expect the home builder market to continue to be volatile and anticipate continuing pressure on the home builder segment. In addition, many banking institutions, including us, have experienced declines in the performance of other loans, including construction, land development and land loans and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If the slowdown in the housing markets continues, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings.

We maintain an allowance for credit losses in an attempt to cover losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

The determination of the allowance for credit losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in such estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for credit losses would have an adverse effect on our operating results and financial condition.

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans also typically are larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

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

As of December 31, 2012, our interest rate risk model indicated we are fairly balanced over a 12-month time frame. A 100 basis instantaneous and parallel upward shift in interest rates at December 31, 2012, was estimated to increase net interest income over 12 months by approximately 3.8%. Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by less than 1%. At December 31, 2012, approximately 51% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame reduces this percentage to 40%. Approximately 71% of our time deposit base will re-price within 12 months from December 31, 2012.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. IBERIABANK’s liquidity primarily is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by our board of directors. Management and the Investment Committee regularly monitor the overall liquidity position of IBERIABANK and IBERIABANK Corporation to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify IBERIABANK’s funding sources to avoid concentrations in any one market source. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. IBERIABANK is also a member of the Federal Home Loan Bank, or FHLB System, which provides funding through advances to members that are collateralized with mortgage-related assets.

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

Amounts available under our existing credit facilities as of December 31, 2012, consist of $1.0 billion in FHLB notes and $130.0 million in the form of federal funds and other lines of credit.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see Note 14 to the consolidated financial statements in this Report.

If our investment in the common stock of the Federal Home Loan Bank of Dallas is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We hold FHLB stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. The aggregate cost and fair value of our FHLB common stock as of December 31, 2012 was $16.9 million based on its par value. There is no market for FHLB common stock.

Published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

Our securities portfolio includes securities that are subject to declines in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. A prolonged decline in the value of these or other securities could result in an other-than-temporary impairment write-down, which would reduce our earnings.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of such expanded infrastructure. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run its business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities internally. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide the impaired services.

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

If one or more of these cyber incidents occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, no assurance can be given that this policy would be sufficient to cover all potential financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

We assume certain additional risks associated with credit card lending and debit cards.

Primary risks associated with credit card lending include: (i) credit risk – borrower may hold several credit cards from different issuers, pay only minimum monthly payments and become overextended; (ii) transaction risk – credit card operations are highly automated, have a large transaction volume, are vulnerable to unauthorized access and require strong operational controls; (iii) liquidity risk – credit card obligations require available sources to fund unusual commitments; (iv) strategic risk – each new credit card product and service must be properly evaluated before it is offered; (v) reputation risk – poorly underwritten or performing credit card receivables can affect a bank’s reputation as an underwriter; (vi) re-pricing risk – arises from differences between the timing of interest rate changes and the timing of cash flows; and (vii) compliance risk – consumer laws and regulators, including fair lending and other anti-discrimination laws, rules and regulations affect all aspects of credit card lending.

Across the industry, bad debt and fraud losses in credit and debit cards have risen when compared to historical levels. Reasons for increased losses include changes in underwriting standards, mass marketing of cards in a saturated market, consumer bankruptcies and economic factors, as well as evolving schemes to illegally use cards despite risk management practices employed by us and the card industry. Management of an effective collection process is required to control and minimize such losses.

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

We compete for loans, deposits, title business and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, private lenders and title companies, many of which have substantially greater resources than we do. Credit unions have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like IBERIABANK, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

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

IBERIABANK Corporation and IBERIABANK have been named from time to time as defendants in class actions and other litigation relating to our businesses and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We and our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

Substantial legal liability or significant regulatory action against us, including our subsidiaries, could materially adversely affect our business, financial condition or results of operations, or cause significant harm to our reputation. Additional information relating to litigation is discussed in Note 20 (“Commitments and Contingencies”) to the consolidated financial statements, and in Part I, Item 3 (“Legal Proceedings”) of this Report.

Changes in government regulations and legislation could limit our future performance and growth.

The banking industry is heavily regulated. We are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors, such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policies may also negatively impact our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

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

We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors.

We face substantial competition for deposit, and for credit, title and trust relationships, and other financial services and products in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance could be adversely affected.

Some of our competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Complying with these regulatory requirements increases the costs associated with our lending activities, including underwriting expenses, and reduces potential operating profits.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Like other coastal areas, some of our markets are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in payment delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

We are exposed to intangible asset risk which could negatively impact our financial results.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company then compares the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.

We completed such an evaluation for the Company during the fourth quarter of 2012 and concluded that an impairment charge was not necessary for the year ended December 31, 2012. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Our reported financial results depend on our management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. Our management must also exercise judgment in selecting assumptions and estimates inherent in deriving certain financial statement line items. In some cases, management must select the accounting policy, method, assumption and/or estimate to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

Risks Related to FDIC-assisted Transactions and Other Bank Acquisitions

The success of FDIC-assisted transactions and other bank acquisitions will depend on a number of uncertain factors.

The success of our FDIC-assisted transactions and other bank acquisitions depends on a number of factors, including, without limitation:

•	our ability to integrate the branches acquired into IBERIABANK’s current operations;

•	our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired;

•	our ability to attract new deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired branches;

•	our ability to effectively compete in new markets in which we did not previously have a presence;

•	our success in deploying the cash received in these transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

In any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integration of such acquired branches is an operation of substantial size and expense, and may be impacted by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts also are likely to divert our management’s attention and resources. No assurance can be given that we will be able to integrate these acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of FDIC-assisted transactions and other bank acquisitions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of acquired branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the acquired branches, or that we will be able to manage any growth resulting from FDIC-assisted transactions and/or bank acquisitions effectively.

Our ability to grow acquired branches following these transactions depends in part on our ability to retain certain key branch personnel we expect to hire and/or retain in connection with these transactions. We believe that the ties these employees have in the local banking markets previously served by their acquired branches are vital to our ability to maintain our relationships with existing customers and to generate new business in these markets. Our failure to hire or retain these employees could adversely affect the success of these transactions and our future growth.

Changes in national and local economic conditions could lead to changes in the expectations of the amount and timing of losses and higher loan charge-offs in connection with acquisition transactions. Some or all of such losses and charge-offs in FDIC assisted transactions may not be supported by the related loss sharing agreements with the FDIC.

We have acquired significant loan portfolios through FDIC-assisted transactions and other bank acquisitions. Although these loan portfolios were initially accounted for at fair value, there is no assurance that the loans we acquired will not become impaired in the future, which may result in additional charge-offs to this portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on our loan portfolio that we have acquired in our acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although in our FDIC-assisted transactions we have entered into loss sharing agreements with the FDIC which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transactions will be borne by the FDIC, we are not fully protected for all losses resulting from charge-offs with respect to those specified loan portfolios. The loss sharing agreements have limited terms; therefore, any charge-off of related losses we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income. Additionally, the terms of the agreements require us to remit to the FDIC recoveries on prior loss claims which could impact our net income. The loss sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections.

Deposit and loan run-off rates could exceed the rates we have projected in connection with our planning for the FDIC-assisted transactions and other bank acquisitions and the integration of the acquired branches.

Deposit run-off could be higher than our assumptions. As part of acquisition transactions, it is necessary for us to convert customer loan and deposit data from the failed banks’ data processing systems to our data processing system. Delays or errors in the conversion process could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if we are not able to service in a cost-effective manner particular loan or deposit products with special features previously offered by the failed or target banks. Any increase in run-off rates could adversely affect our ability to stimulate growth in such acquired branches, our liquidity, and our results of operations.

Risks About Our Common Stock

We cannot guarantee that we will pay dividends to shareholders in the future.

Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from IBERIABANK. The ability of IBERIABANK to pay dividends to us, as well as our ability to pay dividends to its shareholders, are limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends. For instance, we are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. There can be no assurance of whether or when we may pay dividends in the future.

The trading history of our common stock is characterized by modest trading volume. The value of your investment may be subject to sudden decreases due to the volatility of the price of our common stock.

Our common stock trades on NASDAQ Global Select Market. During 2012, the average daily trading volume of our common stock was approximately 156,700 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

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

Our management has significant flexibility in applying the proceeds that we receive from equity offerings. Although we have indicated our intent to use the proceeds from recent offerings for general corporate purposes, including future acquisitions, our working capital needs, and our investments in our subsidiaries, our management retains significant discretion with respect to uses of proceeds. The proceeds of our offerings may be used in a manner that does not generate a favorable return for us. We may use the proceeds to fund future acquisitions of other businesses. In addition, if we use the funds to acquire other businesses, there can be no assurance that any business we acquire would be successfully integrated into our operations or otherwise perform as expected.

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

As of December 31, 2012, we operated 278 combined offices, including 184 bank branch offices in Louisiana, Arkansas, Alabama, Florida, Texas, and Tennessee, 21 title insurance offices in Arkansas and Louisiana, and had mortgage representatives in 62 locations in twelve states. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $10.6 million in 2012. During 2012, we and our subsidiaries received $1.6 million in rental income for space leased to others. At December 31, 2012, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.

Additional information on our premises is provided in Note 9 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.	Legal Proceedings.

The nature of the business of IBKC’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which IBKC is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. For additional information, see Note 5 to the consolidated financial statements. IBKC believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of IBKC and its shareholders.

IBKC assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that IBKC will incur a loss and the amount of the loss can be reasonably estimated, IBKC records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, IBKC does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, IBKC’s management believes that it has established adequate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 4.	REMOVED AND RESERVED

Executive Officers of the Registrant

Set forth below is information with respect to the executive officers of IBERIABANK Corporation and principal occupations and positions held for periods including the last five years.

DARYL G. BYRD, age 58, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of IBERIABANK.

ANTHONY J. RESTEL, age 43, has served as Senior Executive Vice President and Chief Financial Officer since February 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of IBERIABANK.

MICHAEL J. BROWN, age 49, has served as Senior Executive Vice President since 2001. In September 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.

JEFFERSON G. PARKER, age 60, serves as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management. He has served as our Vice-Chairman since September 2009. Before his employment with the Company, Mr. Parker was a member of our Board of Directors since 2001. Prior to joining IBERIABANK, he served as President of Howard Weil, Inc., an energy research and investment banking boutique serving institutional investors.

JOHN R. DAVIS, age 52, has served as Senior Executive Vice President – Mergers and Acquisitions and Investor Relations since 2001. He also serves as Director of Finance Strategy and Mortgage.

ELIZABETH A. ARDOIN, age 44, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization.

GEORGE J. BECKER III, age 72, has served as Executive Vice President, Director of Organizational Development since February 2005. In 2007, he began his second tenure as Director of Corporate Operations.

BARRY F. BERTHELOT, age 63, joined the Company in 2010 as Executive Vice President and Director of Organizational Development. Prior to joining IBERIABANK, he served as President of the Acadiana market for JP Morgan Chase.

J. RANDOLPH BRYAN, age 45, serves as Executive Vice President and Chief Risk Officer since July 2012. Mr. Bryan previously served as Director of Strategic Initiatives and M&A prior to becoming Chief Risk Officer. Prior to joining the Company, Mr. Bryan served as Chief Operating Officer for First Southern Bancorp in Boca Raton, Florida. Prior to his experience at First Southern Bancorp, the majority of Bryan’s banking career was spent at Capital One/Hibernia National Bank, where he held a number of different leadership roles over a 13-year period, including responsibility for Capital One’s Banking Sales Arena, which included marketing and delivery channel management, national direct banking, customer experience, corporate communications, and public relations.

H. GREGG STRADER, age 54, serves as Executive Vice President and Chief Credit Officer since his appointment in 2009. Mr. Strader previously served as Senior Credit Officer and led our Special Assets Department and our Business Credit Services group prior to becoming Chief Credit Officer. Prior to joining the Company in 2009, Mr. Strader worked for Wachovia Corporation in a number of various senior credit roles for 23 years. From April 2005 until May of 2008, he served as Chief Real Estate Risk Officer for Wachovia.

ROBERT M. KOTTLER, age 54, serves as Executive Vice President and Director of Retail and Small Business since his appointment in 2011. Prior to joining the Company, Mr. Kottler previously worked for Capital One Bank as Executive Vice President for Small Business Banking, and prior to its merger with Capital One Financial Corporation in 2005, served Hibernia Corporation as its Senior Executive Vice President and Chief Sales Support Officer.

H. SPURGEON MACKIE, JR., age 62, serves as Executive Vice President and Executive Credit Officer since his appointment in 2010. Prior to joining the Company, Mr. Mackie, Jr. previously served as Executive Director of the Community Foundation of Gaston County, Inc. Prior to that role, he worked for First Union/Wachovia in numerous capacities for 32 years, including Area President, Chief Credit Officer for Interstate Banking, and Chief Risk Officer for the General Bank, among others.

ROBERT B. WORLEY, JR., age 53, serves as Executive Vice President and General Counsel since his appointment in 2011. Before joining the Company, Mr. Worley practiced law in New Orleans with the Jones Walker law firm, where he was a partner, and had served as the Chairman of the firm’s Professional Employment Committee and on the firm’s Board of Directors. Before that, Mr. Worley was a shareholder (partner) in the Kullman firm, a law firm in New Orleans. He has practiced law for 28 years.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2007 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL > $10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
IBERIABANK Corporation	100.00	105.62	121.93	137.36	117.52	120.34
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank > $10B	100.00	55.07	54.99	61.66	46.94	63.94

The stock performance graph assumes $100.00 was invested December 31, 2007. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

The following table details these purchases during 2012. Information is based on the settlement date of the transactions. The average price paid per share includes commissions paid. No shares were repurchased during the months not presented in the table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Available for Purchase Pursuant to Publicly Announced Plan

June 1-30	48,188	$47.93	48,188	851,812
August 1-31	748,488	47.38	796,676	103,324
September 1-30	56,632	46.97	853,308	46,692

Total	853,308	$47.38	853,308	46,692

Restrictions on Dividends

Holders of the Company’s common stock are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2012, no shares of preferred stock were issued and outstanding.

In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.

For additional information, see Notes 14 and 24 of the Notes to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the period covered by this Report in alerting them in a timely manner to material information required to be disclosed by us in reports that we file or submit under the Exchange Act.

In addition, we reviewed our financial reporting internal controls. During the last fiscal quarter, we enhanced the controls in our financial statement preparation process by adding an additional level of management review to selected statements and footnotes. We believe these enhancements led to the detection and remediation of a material weakness in internal control over financial reporting that resulted in restatement of our consolidated statement of cash flows for the years ended December 31, 2011 and 2010 and year-to-date periods ended March 31, 2012, June 30, 2012, and September 30, 2012, as more fully described in Note 1 and Note 26 to the consolidated financial statements. The Company has concluded the material weakness has been remediated and does not result in a material weakness in the Company’s internal controls over financial reporting as of December 31, 2012. Excluding this enhancement, there were no significant other changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm are included in Exhibit 13 and are incorporated by reference herein.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Exhibit 13 to this report.

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

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated September 22, 2002, between the Registrant and Acadiana Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Exhibit No. 2.2	Agreement and Plan of Merger, dated November 17, 2003, by and among Alliance Bank of Baton Rouge, the Registrant, and IBERIABANK – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-111308).

Exhibit No. 2.3	Agreement and Plan of Merger, dated September 29, 2004, between the Registrant and American Horizons Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004.

Exhibit No. 2.4	Agreement and Plan of Merger, dated July 26, 2006, between the Registrant and Pocahontas Bancorp, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006, as amended.

Exhibit No. 2.5	Agreement and Plan of Merger, dated August 9, 2006, between the Registrant and Pulaski Investment Corporation – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006.

Exhibit No. 2.6	Purchase and Assumption Agreement dated as of May 9, 2008, by and among the Federal Deposit Insurance Corporation, Receiver of ANB Financial N.A., Pulaski Bank and Trust Company, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2008.

Exhibit No. 2.7	Purchase and Assumption Agreement dated as of August 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of CapitalSouth Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2009.

Exhibit No. 2.8	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.9	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.10	Agreement and Plan of Merger, dated February 21, 2011, between the Registrant and OMNI Bancshares, Inc. – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 22, 2011.

Exhibit No. 2.11	Agreement and Plan of Merger, dated March 10, 2011, between the Registrant and Cameron

Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2011.

Exhibit No. 2.12	Agreement and Plan of Merger, dated March 19, 2012, between the Registrant and Florida Gulf Bancorp, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 19, 2012.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 7, 2012.

Exhibit No. 3.3	Warrant to purchase 138,490 shares of common stock, issue date: December 5, 2008- incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 3.4	Warrant Repurchase Agreement dated May 20, 2009, between the Registrant and the United States Department of the Treasury – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank- incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker, III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.17	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.18	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.19	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.21	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.22	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.23	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.24	Purchase Agreement, dated November 10, 2006, by and among the Registrant and the Purchasers thereto – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2006.

Exhibit No. 10.25	Lock-Up Agreement between officers and directors of the Registrant and Stifel, Nicolaus & Company, Incorporated – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

Exhibit No. 10.26	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.27	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current

Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.30	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.31	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.32	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.33	Letter Agreement, including Securities Purchase Agreement, between the Registrant and the United States Department of the Treasury, dated December 5, 2008-incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.34	Form of Waiver executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, and John R. Davis, dated December 5, 2008- incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.35	Form of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, and John R. Davis, dated December 5, 2008- incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2008.

Exhibit No. 10.36	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.37	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.38	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.39	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.40	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.41	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.42	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.43	Change in Control Severance Agreement with James B. Gburek dated September 21, 2009 – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 10.44	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.45	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.46	Form of Termination of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, and John R. Davis, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.47	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.48	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.49	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.50	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.51	Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.52	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 10.53	Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2012, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.1	Purchase and Assumption Agreement dated as of July 23, 2010, by and among the Federal Deposit Insurance Corporation, Receiver of Sterling Bank, Lantana, Florida, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A dated August 2, 2010.

Exhibit No. 99.2	Corporate Governance Guidelines, as amended – incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 1, 2013	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	March 1, 2013
Daryl G. Byrd

/s/ John R. Davis	Senior Executive Vice President of Finance and Investor Relations	March 1, 2013
John R. Davis

/s/ Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	March 1, 2013
Anthony J. Restel

/s/ M. Scott Price	Senior Vice President, Corporate Controller and Chief Accounting Officer	March 1, 2013
M. Scott Price

/s/ Elaine D. Abell	Director	March 1, 2013
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	March 1, 2013
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	March 1, 2013
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	March 1, 2013
John N. Casbon

/s/ Angus R. Cooper, II	Director	March 1, 2013
Angus R. Cooper, II

/s/ William H. Fenstermaker	Chairman of the Board	March 1, 2013
William H. Fenstermaker

/s/ John E. Koerner, III	Director and Audit Committee Member	March 1, 2013
John E. Koerner, III

/s/ O. Miles Pollard, Jr.	Director and Audit Committee Member	March 1, 2013
O. Miles Pollard, Jr.

/s/ E. Stewart Shea III	Director	March 1, 2013
E. Stewart Shea III

/s/ David H. Welch	Director	March 1, 2013
David H. Welch