Form 10-Q
period 2013-03-31
IBERIABANK CORP
filed 2013-05-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

At April 30, 2013, the Registrant had 29,690,980 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)	(unaudited) March 31, 2013	December 31, 2012

Assets
Cash and due from banks	$183,158	$248,214
Interest-bearing deposits in banks	443,358	722,763

Total cash and cash equivalents	626,516	970,977
Securities available for sale, at fair value	1,951,548	1,745,004
Securities held to maturity, fair values of $203,100 and $211,498, respectively	198,442	205,062
Mortgage loans held for sale	188,037	267,475
Loans covered by loss share agreements	1,004,173	1,092,756
Non-covered loans, net of unearned income	7,590,802	7,405,824

Total loans, net of unearned income	8,594,975	8,498,580
Allowance for credit losses	(189,725)	(251,603)

Loans, net	8,405,250	8,246,977
FDIC loss share receivables	284,471	423,069
Premises and equipment, net	304,353	303,523
Goodwill	401,872	401,872
Other assets	590,710	565,719

Total Assets	$12,951,199	$13,129,678

Liabilities
Deposits:
Noninterest-bearing	$1,971,809	$1,967,662
Interest-bearing	8,714,458	8,780,615

Total deposits	10,686,267	10,748,277
Short-term borrowings	294,156	303,045
Long-term debt	323,046	423,377
Other liabilities	123,660	125,111

Total Liabilities	11,427,129	11,599,810

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 31,917,385 shares issued	31,917	31,917
Additional paid-in capital	1,169,421	1,176,180
Retained earnings	402,094	411,472
Accumulated other comprehensive income	23,292	24,477
Treasury stock at cost - 2,225,604 and 2,427,640 shares, respectively	(102,654)	(114,178)

Total Shareholders’ Equity	1,524,070	1,529,868

Total Liabilities and Shareholders’ Equity	$12,951,199	$13,129,678

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012

Interest and Dividend Income
Loans, including fees	$123,067	$123,934
Mortgage loans held for sale, including fees	1,325	1,049
Investment securities:
Taxable interest	7,105	9,538
Tax-exempt interest	1,756	1,917
Amortization of FDIC loss share receivable	(27,702)	(27,927)
Other	865	676

Total interest and dividend income	106,416	109,187

Interest Expense
Deposits:
NOW and MMDA	5,406	6,146
Savings	94	149
Time deposits	4,654	7,666
Short-term borrowings	141	142
Long-term debt	3,250	3,223

Total interest expense	13,545	17,326

Net interest income	92,871	91,861
(Reversal of) provision for credit losses	(3,377)	2,857

Net interest income after provision for credit losses	96,248	89,004

Noninterest Income
Service charges on deposit accounts	6,797	5,980
Mortgage income	18,931	13,718
Title revenue	5,021	4,533
ATM/debit card fee income	2,183	2,024
Income from bank owned life insurance	939	951
Gain (loss) on sale of assets	47	(25)
Gain on sale of available for sale investments	2,328	2,800
Derivative losses reclassified from other comprehensive income	(425)	(386)
Broker commissions	3,534	3,060
Other income	5,136	4,741

Total noninterest income	44,491	37,396

Noninterest Expense
Salaries and employee benefits	62,529	54,819
Net occupancy and equipment	15,195	12,719
Impairment of FDIC loss share receivables	31,813	—
Franchise and shares tax	1,220	1,020
Communication and delivery	3,271	3,133
Marketing and business development	3,087	3,022
Data processing	3,992	3,176
Printing, stationery and supplies	757	790
Amortization of acquisition intangibles	1,183	1,290
Professional services	4,418	4,100
Net costs of OREO property	972	2,684
Credit and other loan related expense	3,739	4,027
Insurance	2,501	2,609
Travel and entertainment	2,268	2,124
Other expenses	7,953	4,361

Total noninterest expense	144,898	99,873

Income (loss) before income tax expense	(4,159)	26,527
Income tax expense (benefit)	(4,876)	7,134

Net Income	717	19,393

Income Available to Common Shareholders - Basic	$717	$19,393
Earnings Allocated to Unvested Restricted Stock	—	(364)

Earnings Available to Common Shareholders - Diluted	717	19,029

Earnings per common share - Basic	$0.02	$0.66
Earnings per common share - Diluted	0.02	0.66
Cash dividends declared per common share	0.34	0.34

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$(1,994)	$(1,056)
Other than temporary impairment realized in net income	—	—
Less: reclassification adjustment for gains included in net income	(2,328)	(2,800)

Unrealized (loss) gain on securities, before tax	(4,322)	(3,856)

Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	2,073	4,951
Less: reclassification adjustment for losses (gains) included in net income	425	386

Fair value of derivative instruments designated as cash flow hedges, before tax	2,498	5,337

Other comprehensive income (loss), before tax	(1,824)	1,481
Income tax expense (benefit) related to items of other comprehensive income	(639)	518

Other comprehensive income (loss), net of tax	(1,185)	963

Comprehensive income (loss)	$(468)	$20,356

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (unaudited)

(Dollars in thousands, except share and per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount

Balance, December 31, 2011	31,163,070	$31,163	$1,135,880	$375,184	$24,457	1,789,165	$(84,023)	1,482,661
Net income	—	—	—	19,393	—	—	—	19,393
Other comprehensive income	—	—	—	—	963	—	—	963
Cash dividends declared, $0.34 per share	—	—	—	(10,036)	—	—	—	(10,036)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit	—	—	(489)	—	—	(141,961)	888	399
Common stock issued for recognition and retention plan	—	—	(6,145)	—	—	—	6,145	—
Share-based compensation cost	—	—	2,250	—	—	—	—	2,250

Balance, March 31, 2012	31,163,070	$31,163	$1,131,496	$384,541	$25,420	1,647,204	$(76,990)	$1,495,630

Balance, December 31, 2012	31,917,385	$31,917	$1,176,180	$411,472	$24,477	2,427,640	$(114,178)	$1,529,868
Net income	—	—	—	717	—	—	—	717
Other comprehensive loss	—	—	—	—	(1,185)	—	—	(1,185)
Cash dividends declared, $0.34 per share	—	—	—	(10,095)	—	—	—	(10,095)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit	—	—	(1,193)	—	—	(202,036)	3,446	2,253
Common stock issued for recognition and retention plan	—	—	(8,078)	—	—	—	8,078	—
Share-based compensation cost	—	—	2,512	—	—	—	—	2,512
Treasury stock acquired at cost	—	—	—	—	—	—	—	—

Balance, March 31, 2013	31,917,385	$31,917	$1,169,421	$402,094	$23,292	2,225,604	$(102,654)	$1,524,070

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	For The Three Months Ended March 31,
(Dollars in thousands)		(Restated)
	2013	2012
Cash Flows from Operating Activities
Net income	$717	$19,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,899	4,919
Amortization of purchase accounting adjustments, net	(6,358)	(10,765)
(Reversal of) provision for credit losses	(3,377)	2,857
Noncash compensation expense	2,512	2,250
(Gain) loss on sale of assets	(47)	25
Gain on sale of available for sale investments	(2,328)	(2,800)
Gain on sale of OREO	(1,387)	(1,313)
Impairment of FDIC loss share receivables	31,813	—
Amortization of premium/discount on investments	5,600	4,874
Derivative losses (gains) on swaps	1	—
(Benefit) provision for deferred income taxes	123	356
Mortgage loans held for sale
Originations	(536,673)	(450,644)
Proceeds from sales	634,540	489,095
Gain on sale of loans, net	(18,429)	(13,563)
Cash retained from tax benefit associated with share-based payment arrangements	(330)	(268)
(Increase) decrease in other assets	(9,368)	4,884
Other operating activities, net	4,424	5,627

Net Cash Provided by Operating Activities	108,332	54,927

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	19,234	81,793
Proceeds from maturities, prepayments and calls of securities available for sale	288,650	355,275
Purchases of securities available for sale	(548,154)	(448,487)
Proceeds from maturities, prepayments and calls of securities held to maturity	8,724	5,611
Purchases of securities held to maturity	(2,412)	(3,222)
FDIC reimbursement of recoverable covered asset losses	37,903	36,926
Increase in loans receivable, net, excluding loans acquired	(101,684)	(102,302)
Proceeds from sale of premises and equipment	105	309
Purchases of premises and equipment	(6,019)	(10,289)
Proceeds from disposition of real estate owned	17,719	28,484
Investment in new market tax credit entities	—	—
Cash received in excess of cash paid for acquisition	—	—
Other investing activities, net	11,244	8,224

Net Cash Used in Investing Activities	(274,690)	(47,678)

Cash Flows from Financing Activities
(Decrease) increase in deposits, net of deposits acquired	(61,823)	172,927
Net change in short-term borrowings, net of borrowings acquired	(8,889)	(129,054)
Proceeds from long-term debt	—	220
Repayments of long-term debt	(99,617)	(22,268)
Dividends paid to shareholders	(10,027)	(9,988)
Proceeds from sale of treasury stock for stock options exercised	3,181	1,111
Payments to repurchase common stock	(1,258)	(980)
Cash retained from tax benefit associated with share-based payment arrangements	330	268

Net Cash (Used in) Provided by Financing Activities	(178,103)	12,236

Net (Decrease) Increase In Cash and Cash Equivalents	(344,461)	19,485
Cash and Cash Equivalents at Beginning of Period	970,977	573,296

Cash and Cash Equivalents at End of Period	$626,516	$592,781

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$26,633	$31,338
Transfers of property into Other Real Estate	$26,633	$31,338

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$13,739	$18,109
Income taxes, net	$3,127	$2,504

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for IBERIABANK Corporation (“the Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IBERIABANK Corporation (the “Company”) and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners LLC (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management Inc. (“IAM”), and IBERIA CDE, LLC (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, valuation of and accounting for loans covered by loss sharing arrangements with the FDIC and the related loss share receivables, valuation of and accounting for acquired loans, and valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

SEGMENTS

All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations and none of the Company’s other subsidiaries, either individually or in the aggregate, meet quantitative materiality thresholds, no separate segment disclosures are presented in these consolidated financial statements. The Company has invested in its financial reporting infrastructure to report financial information associated with performance of lines of business within the banking operating segment. The Company anticipates reporting this information in the second half of 2013.

FDIC LOSS SHARE RECEIVABLE

Because the FDIC reimburses the Company for losses on certain loans acquired in 2009 and 2010, indemnification assets were recorded at fair value as of the acquisition dates. The initial values of the indemnification assets were based on estimated cash flows to be received over the expected life of the acquired assets, not to exceed the term of the indemnification agreements. The loss sharing term of Company’s commercial and single family residential indemnification agreements are five year and ten years, respectively, from the date of acquisition.

Because the indemnification assets are measured on the same basis as the indemnified loans, subject to contractual and collectability limitations, the indemnification assets are impacted by changes in expected cash flows on covered loans. Increases in credit losses expected to occur within the loss share term are recorded as current period increases to the allowance for credit losses and increase the indemnification assets by the applicable loss share percentage. Decreases in credit losses expected to occur within loss share term reduce the amount collectible from the FDIC and increase the amount collectible from customers in the form of prospective accretion. Increases in the portion of indemnification asset collectible from customers are amortized to income. Periodic amortization represents that amount that is expected to result in symmetrical recognition of pool-level accretion and amortization over the shorter of 1) the life of the loan or 2) the life of the shared loss agreement.

The Company assesses the indemnification assets for collectability at the acquisition level based on three sources: 1) the FDIC, 2) OREO transactions, and 3) customers. Amounts collectible from the FDIC through loss reimbursements are comprised of losses currently expected within the loss share term. A current period impairment would be recorded to the extent that events or circumstances indicate that losses previously expected to occur within the loss share term are expected to occur subsequent to loss share termination. Amounts collectible through expected gains on the sale of OREO are written-up or impaired each period based on the best available information. Amounts collectible from customers in the form of accretion are deemed collectible to the extent that net acquisition-level yield, which primarily consists of accretion and indemnification asset amortization, are expected to remain positive over the life of the shared loss agreement. Impairment of amounts collectible from customers would be recorded as a current period charge to income, to the extent required to maintain the zero net yield floor.

Loss assumptions used to measure the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification assets.

The indemnification asset is reduced and a corresponding claim receivable is established within other assets when a loss is incurred and is subsequently relieved when cash is received from the FDIC.

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

Mortgage loans held for sale

As of March 31, 2013, the Company has $188,037,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Mortgage loans held for sale that were recorded at estimated fair value would be classified within Level 2 of the hierarchy and are included in the table in Note 15.

Impaired loans

Loans are measured for impairment using the methods permitted by Accounting Standards Codification (“ASC”) Topic 310. Fair value measurements are used in determining impairment using either the loan’s obtainable market price, if available (Level 1) or the fair value of the collateral if the loan is collateral dependent (Level 2). Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan’s effective interest rate, is not considered a fair value measurement. Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned

Fair values of OREO at March 31, 2013 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $1,154,000 and $2,556,000 in earnings for the three months ended March 31, 2013 and 2012, respectively.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2012-06

For the quarter ended March 31, 2013, the Company adopted the provisions of ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The ASU addresses the diversity in practice regarding interpretation of the terms “on the same basis” and “contractual limitations” referred to by the applicable accounting guidance. Accounting principles require that an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement shall be subsequently measured on the same basis as the indemnified item. The provisions of ASU No. 2012-06 clarify that, upon subsequent remeasurement of an indemnification asset, the effect of the change in expected cash flows of the indemnification agreement shall be amortized. Any amortization of changes in value is limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. The ASU also clarifies that the pool level is the appropriate unit of account for determining the life of the indemnified loans. The ASU is to be applied prospectively and does not affect the guidance relating to the recognition or initial measurement of an indemnification asset.

Application of the ASU’s provisions on a disaggregated basis had the effect of reducing the remaining period over which the indemnification assets will be amortized. As a result of the shortened amortization period, and based on current cash flow expectations and other assumptions, the Company’s indemnification asset amortization increased amortization expense in the three-month period ended March 31, 2013 by $5,453,000, however, the change in amortization period did not have a material impact on its financial position and liquidity. Adoption of the ASU also requires the Company to assess the indemnification assets for collectability on a standalone basis. Prior to adoption, the Company assessed collectability of the indemnification asset and the covered loans on a linked basis. The transition in collectability assessment methodology did not have an impact of the Company’s consolidated financial statements for the quarter ended March 31, 2013. However, future changes in cash flow expectations and/or other assumptions could result in indemnification asset impairment.

ASU No. 2013-02

In 2013, the Company adopted the provisions of ASU No. 2013-06, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. The ASU does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.

The adoption of the ASU affects the format and presentation of the Company’s consolidated financial statements and the footnotes to the consolidated financial statements, but does not represent a departure from accounting principles previously applied and thus the adoption did not have an effect on the Company’s operating results, financial position, or liquidity. The information required to be presented or disclosed by this ASU is incorporated in the Company’s statements of comprehensive income and Note 12 in these unaudited consolidated financial statements.

ASU No. 2011-11 and ASU No. 2013-01

For the quarter ended March 31, 2013, the Company adopted the provisions of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and instruments and certain transactions subject to an agreement similar to a master netting arrangement. The Company also adopted ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of ASU 2011-11. Because the guidance provided by the ASU’s is disclosure related, adoption did not impact the Company’s consolidated financial statements. The adoption resulted in additional disclosures incorporated in Note 11 of these unaudited financial statements.

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

The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012

Income available to common shareholders	$717	$19,393
Distributed earnings (distributed capital) to unvested restricted stock	(14)	(374)

Distributed earnings (distributed capital) to common shareholders - Basic	703	19,019
Undistributed earnings reallocated to unvested restricted stock	(6)	10

Distributed and undistributed earnings to common shareholders - Diluted	$697	$19,029

Weighted average shares outstanding - Basic(1)	29,502,711	29,384,220
Weighted average shares outstanding - Diluted	28,979,168	28,928,276

Earnings per common share - Basic	$0.02	$0.66
Earnings per common share - Diluted	$0.02	$0.66
Earnings per unvested restricted stock share - Basic	$0.03	$0.70
Earnings per unvested restricted stock share - Diluted	$0.04	$0.68

(1)	Weighted average basic shares outstanding include 564,543 and 535,005 shares of unvested restricted stock for the three months ended March 31, 2013 and 2012, respectively.

Additional information on the Company’s basic earnings per common share is shown in the following table.

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012

Distributed earnings to common shareholders	$9,896	$9,842
Undistributed earnings (distributed capital) to common shareholders	(9,193)	9,177

Total earnings to common shareholders	$703	$19,019

Distributed earnings to unvested restricted stock	$199	$194
Undistributed earnings (distributed capital) to unvested restricted stock	(185)	180

Total earnings allocated to restricted stock	$14	$374

Distributed earnings per common share	$0.34	$0.34
Undistributed earnings (distributed capital) per common share	(0.32)	0.32

Total earnings per common share - Basic	$0.02	$0.66

Distributed earnings per unvested restricted stock share	$0.35	$0.36
Undistributed earnings (distributed capital) per unvested restricted stock share	(0.33)	0.34

Total earnings per unvested restricted stock share - Basic	$0.02	$0.70

For the three months ended March 31, 2013 and 2012, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 641,922 and 590,013, respectively, and are adjusted for the weighted average shares in treasury stock of 2,337,295 and 1,723,843, respectively.

The effect from the assumed exercise of 790,431 and 528,719 stock options was not included in the computation of diluted earnings per share for three months ended March 31, 2013 and 2012, respectively, because such amounts would have had an antidilutive effect on earnings per share.

NOTE 4 – DISPOSITION ACTIVITY

Branch Dispositions

During the fourth quarter of 2012, the Company announced plans to close four branches during 2013 as part of its ongoing business strategy, which includes a periodic review of its branch network to maximize shareholder return. The Company closed these four branches during the first quarter of 2013. As part of these branch closures, the Company incurred various disposal costs during the three months ended March 31, 2013 and expects to incur additional costs in the second quarter of 2013, including personnel termination costs, contract termination costs, and fixed asset disposals. The following table shows the costs the Company incurred that are included in its statement of comprehensive income for the three months ended March 31, 2013.

(Dollars in thousands, except per share data)	2013

Employee termination	$55
Accelerated depreciation	375

Total	$430

The Company estimates future exit costs, which would include additional employee termination costs, fixed asset disposals, and lease termination costs, will not be material.

During the second quarter of 2013, the Company also announced plans to close or consolidate nine additional branches.

Note 17 to these unaudited consolidated financial statements provides additional information on this announcement.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$526,440	$4,698	$(298)	$530,840
Obligations of state and political subdivisions	117,199	5,826	(179)	122,846
Mortgage backed securities	1,272,646	25,531	(1,853)	1,296,324
Other securities	1,460	78	—	1,538

Total securities available for sale	$1,917,745	$36,133	$(2,330)	$1,951,548

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$69,951	$1,016	$—	$70,967
Obligations of state and political subdivisions	85,723	3,867	(232)	89,358
Mortgage backed securities	42,768	453	(446)	42,775

Total securities held to maturity	$198,442	$5,336	$(678)	$203,100

December 31, 2012

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$281,746	$4,364	$(386)	$285,724
Obligations of state and political subdivisions	120,680	6,573	(178)	127,075
Mortgage backed securities	1,303,030	29,108	(1,482)	1,330,656
Other securities	1,460	89	—	1,549

Total securities available for sale	$1,706,916	$40,134	$(2,046)	$1,745,004

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$69,949	$1,244	$—	$71,193
Obligations of state and political subdivisions	88,909	4,730	(113)	93,526
Mortgage backed securities	46,204	728	(153)	46,779

Total securities held to maturity	$205,062	$6,702	$(266)	$211,498

Securities with carrying values of $1,500,441,000 and $1,712,860,000 were pledged to secure public deposits and other borrowings at March 31, 2013 and December 31, 2012, respectively.

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

Information pertaining to securities with gross unrealized losses at March 31, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(298)	$165,763	$—	$—	$(298)	$165,763
Obligations of state and political subdivisions	(1)	336	(178)	1,094	(179)	1,430
Mortgage backed securities	(1,851)	188,106	(2)	2,679	(1,853)	190,785

Total securities available for sale	$(2,150)	$354,205	$(180)	$3,773	$(2,330)	$357,978

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(232)	10,478	—	—	(232)	10,478
Mortgage backed securities	(446)	24,372	—	—	(446)	24,372

Total securities held to maturity	$(678)	$34,850	$—	$—	$(678)	$34,850

December 31, 2012
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(386)	$59,741	$—	$—	$(386)	$59,741
Obligations of state and political subdivisions	—	—	(178)	1,094	(178)	1,094
Mortgage backed securities	(1,473)	180,027	(9)	3,919	(1,482)	183,946

Total securities available for sale	$(1,859)	$239,768	$(187)	$5,013	$(2,046)	$244,781

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	(113)	8,242	—	—	(113)	8,242
Mortgage backed securities	(153)	16,262	—	—	(153)	16,262

Total securities held to maturity	$(266)	$24,504	$—	$—	$(266)	$24,504

The Company assessed the nature of the losses in its portfolio as of March 31, 2013 and December, 31, 2012 to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

At March 31, 2013, 54 debt securities had unrealized losses of 0.78% of the securities’ amortized cost basis and 0.15% of the Company’s total amortized cost basis. The unrealized losses for each of the 54 securities relate to market interest rate changes. Two of the 54 securities have been in a continuous loss position for over twelve months at March 31, 2013. These two securities had an aggregate amortized cost basis and unrealized loss of $3,953,000 and $180,000, respectively. One of the two securities was issued by the Federal National Mortgage Association (Fannie Mae). Fannie Mae securities are rated AA+ by S&P and Aaa by Moodys. One of the securities in a continuous unrealized loss position for over twelve months was issued by a political subdivision and discussed in further detail below.

At December 31, 2012, 49 debt securities had unrealized losses of 0.85% of the securities’ amortized cost basis and 0.12% of the Company’s total amortized cost basis. The unrealized losses for each of the 49 securities relate to market interest rate changes. Three of the 49 securities had been in a continuous loss position for over twelve months at December 31, 2012. These three securities had an aggregate amortized cost basis and unrealized loss of $5,200,000 and $187,000, respectively. Two of the three securities were issued by either the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae). The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. One of the securities in a continuous unrealized loss position for over twelve months was issued by a political subdivision and is discussed in further detail below.

Prior to 2012, management assessed the operating environment of a bond issuer as adverse and concluded that the Company had one unrated revenue municipal bond that warranted an other-than-temporary impairment charge. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded for the year ended December 31, 2011. The Company recorded total impairment of 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. During the first three months of 2013, the Company continued to analyze the operating environment of the bond as it did in 2012 and 2011 and noted no further deterioration in the operating environment of the bond issuer.

During the three months ended March 31, 2013 and the year ended December 31, 2012, there was no activity related to credit losses on the other-than-temporarily impaired investment security where a portion of the unrealized loss was recognized in other comprehensive income.

As a result of the Company’s analysis, no other declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at March 31, 2013 or December 31, 2012 except where noted above.

The amortized cost and estimated fair value by maturity of investment securities at March 31, 2013 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	0.12%	$78,131	$78,219	1.77%	$21,425	$21,507
One through five years	1.34	231,579	234,222	2.00	56,171	57,395
After five through ten years	1.90	593,060	606,763	2.53	23,073	24,182
Over ten years	1.75	1,014,975	1,032,344	2.91	97,773	100,016

Totals	1.68%	$1,917,745	$1,951,548	2.48%	$198,442	$203,100

The following is a summary of realized gains and losses from the sale of securities classified as available for sale.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012

Realized gains	$2,365	$2,815
Realized losses	(37)	(15)

Net realized gains	$2,328	$2,800

In addition to the gains above, the Company realized certain immaterial gains on the calls of held to maturity securities.

Other Equity Securities

At March 31, 2013 and December 31, 2012, the Company included the following securities in “Other assets” on the Company’s consolidated balance sheets:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Federal Home Loan Bank (FHLB) stock	$10,404	$16,860
Federal Reserve Bank (FRB) stock	28,155	28,155
First National Bankers Bankshares, Inc. (FNBB) stock	899	899
Other investments	406	302

Total equity securities	$39,864	$46,216

NOTE 6 – LOANS RECEIVABLE

Loans receivable at March 31, 2013 and December 31, 2012 consist of the following:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Residential mortgage loans:
Residential 1-4 family	$473,503	$471,183
Construction/ Owner Occupied	5,114	6,021

Total residential mortgage loans	478,617	477,204

Commercial loans:
Real estate	3,587,692	3,631,543
Business	2,621,644	2,537,718

Total commercial loans	6,209,336	6,169,261

Consumer and other loans:
Indirect automobile	342,117	327,985
Home equity	1,261,171	1,251,125
Other	303,734	273,005

Total consumer and other loans	1,907,022	1,852,115

Total loans receivable	$8,594,975	$8,498,580

In 2009, the Company acquired substantially all of the assets and liabilities of CapitalSouth Bank (“CSB”), and certain assets and assumed certain deposit and other liabilities of Orion Bank (“Orion”) and Century Bank (“Century”). In 2010, the Company acquired certain assets and assumed certain deposit and other liabilities of Sterling Bank. The loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions, 80% of losses that exceed contractual thresholds for Sterling Bank, and 95% of losses that exceed contractual thresholds for CSB, Orion, and Century only.

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

Deferred loan origination fees were $14,082,000 and $14,040,000 and deferred loan expenses were $5,626,000 and $5,270,000 at March 31, 2013 and December 31, 2012, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2013 and December 31, 2012, overdrafts of $2,411,000 and $3,231,000, respectively, have been reclassified to loans receivable.

Loans with carrying values of $2,262,625,000 and $1,504,512,000 were pledged to secure public deposits and other borrowings at March 31, 2013 and December 31, 2012, respectively.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-covered Loans:
Residential mortgage loans:
Residential 1-4 family	$296,175	$284,019
Construction/ Owner Occupied	5,114	6,021

Total residential mortgage loans	301,289	290,040

Commercial loans:
Real estate	3,020,071	2,990,700
Business	2,534,612	2,450,667

Total commercial loans	5,554,683	5,441,367

Consumer and other loans:
Indirect automobile	342,117	327,985
Home equity	1,092,693	1,076,913
Other	300,020	269,519

Total consumer and other loans	1,734,830	1,674,417

Total non-covered loans receivable	$7,590,802	$7,405,824

The following tables provide an analysis of the aging of non-covered loans as of March 31, 2013 and December 31, 2012. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired from Florida Gulf in 2012, as well as those acquired in 2011, and loans originated by the Company. For purposes of the following tables, subprime mortgage loans are defined as the Company’s mortgage loans that have FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	Non-covered loans excluding acquired loans
(Dollars in thousands)
	Past Due(1)
March 31, 2013	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$876	$1,570	$9,425	$11,871	$176,807	$188,678	$1,266
Subprime	—	7	—	7	88,799	88,806	—
Commercial
Real Estate - Construction	224	—	5,939	6,163	322,703	328,866	—
Real Estate - Other	1,141	266	22,514	23,921	2,247,219	2,271,140	519
Commercial Business	550	386	1,937	2,873	2,464,508	2,467,381	7
Consumer and Other
Indirect Automobile	1,068	186	982	2,236	335,953	338,189	—
Home Equity	882	705	6,966	8,553	1,016,663	1,025,216	158
Credit Card	158	93	403	654	50,169	50,823	—
Other	261	135	349	745	231,139	231,884	—

Total	$5,160	$3,348	$48,515	$57,023	$6,933,960	$6,990,983	$1,950

	Non-covered loans excluding acquired loans
(Dollars in thousands)
	Past Due(1)
December 31, 2012	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing

Residential
Prime	$662	$1,156	$9,168	$10,986	$185,843	$196,829	$801
Subprime	—	—	—	—	60,454	60,454	—
Commercial
Real Estate - Construction	60	—	5,479	5,539	288,137	293,676	—
Real Estate - Other	3,590	—	23,559	27,149	2,224,495	2,251,644	83
Commercial Business	1,430	13	3,687	5,130	2,362,304	2,367,434	329
Consumer and Other
Indirect Automobile	1,624	326	868	2,818	320,148	322,966	—
Home Equity	2,283	796	5,793	8,872	991,766	1,000,638	158
Credit Card	130	51	424	605	51,117	51,722	—
Other	566	105	310	981	201,161	202,142	—

Total	$10,345	$2,447	$49,288	$62,080	$6,685,425	$6,747,505	$1,371

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

(Dollars in thousands)	Non-covered acquired loans
	Past Due(1)
March 31, 2013	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing(1)

Residential
Prime	$—	$—	$779	$779	$24,228	$(1,202)	$23,805	$779
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	570	447	3,920	4,937	27,091	(4,154)	27,874	3,920
Real Estate - Other	5,301	2,145	37,389	44,835	405,796	(58,440)	392,191	37,389
Commercial Business	845	112	2,684	3,641	70,777	(7,187)	67,231	2,684
Consumer and Other
Indirect Automobile	67	22	123	212	3,716	—	3,928	123
Home Equity	916	269	5,510	6,695	68,305	(7,523)	67,477	5,510
Credit Card	—	—	—	—	—	—	—	—
Other	194	524	520	1,238	17,631	(1,556)	17,313	520

Total	$7,893	$3,519	$50,925	$62,337	$617,544	$(80,062)	$599,819	$50,925

(Dollars in thousands)	Non-covered acquired loans
	Past Due(1)
December 31, 2012	30-59 days	60-89 days	Greater than 90 days	Total past due	Current	Discount	Total non- covered loans, net of unearned income	Recorded investment > 90 days and accruing(1)

Residential
Prime	$—	$—	$779	$779	$30,663	$1,315	$32,757	$779
Subprime	—	—	—	—	—	—	—	—
Commercial
Real Estate - Construction	369	—	4,067	4,436	29,098	(3,968)	29,566	4,067
Real Estate - Other	5,971	1,572	38,987	46,530	426,339	(57,055)	415,814	38,987
Commercial Business	1,410	524	3,953	5,887	89,490	(12,144)	83,233	3,953
Consumer and Other
Indirect Automobile	171	4	146	321	4,698	—	5,019	146
Home Equity	2,379	382	4,354	7,115	73,658	(4,498)	76,275	4,354
Credit Card	—	—	—	—	—	—	—	—
Other	202	17	495	714	21,746	(6,805)	15,655	495

Total	$10,502	$2,499	$52,781	$65,782	$675,692	$(83,155)	$658,319	$52,781

(1)	Past due information includes loans acquired from OMNI, Cameron, and Florida Gulf at the gross loan balance, prior to application of discounts, at March 31, 2013 and December 31, 2012.

Nonaccrual Loans

The following table provides the recorded investment of non-covered loans on nonaccrual status at March 31, 2013 and December 31, 2012. Nonaccrual loans in the table exclude loans acquired.

(Dollars in thousands)
	March 31, 2013	December 31, 2012

Residential
Prime	$8,159	$8,367
Subprime	—	—
Commercial
Real Estate - Construction	5,939	5,479
Real Estate - Other	21,995	23,475
Business	1,930	3,358
Consumer and Other
Indirect Automobile	982	868
Home Equity	6,808	5,635
Credit Card	403	424
Other	349	310

Total	$46,565	$47,916

Covered Loans

The carrying amount of the acquired covered loans at March 31, 2013 and December 31, 2012 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

(Dollars in thousands)	March 31, 2013
Covered loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans

Residential mortgage loans:
Residential 1-4 family	$18,388	$158,940	$177,328

Total residential mortgage loans	18,388	158,940	177,328

Commercial loans:
Real estate	146,932	420,689	567,621
Business	2,832	84,200	87,032

Total commercial loans	149,764	504,889	654,653

Consumer and other loans:
Home equity	21,917	146,561	168,478
Other	768	2,946	3,714

Total consumer and other loans	22,685	149,507	172,192

Total covered loans receivable	$190,837	$813,336	$1,004,173

(Dollars in thousands)	December 31, 2012
Covered loans	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans

Residential mortgage loans:
Residential 1-4 family	$20,232	$166,932	$187,164

Total residential mortgage loans	20,232	166,932	187,164

Commercial loans:
Real estate	167,742	473,101	640,843
Business	2,757	84,294	87,051

Total commercial loans	170,499	557,395	727,894

Consumer and other loans:
Home equity	22,094	152,117	174,211
Other	820	2,667	3,487

Total consumer and other loans	22,914	154,784	177,698

Total covered loans receivable	$213,645	$879,111	$1,092,756

FDIC loss share receivables

The following is a summary of the year-to-date activity in the FDIC loss share receivable for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012

Balance, beginning of period	$423,069	$591,844
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(45,414)	684
Amortization	(27,702)	(27,927)
Submission of reimbursable losses to the FDIC	(30,491)	(28,418)
Impairment	(31,813)	—
Changes due to a change in cash flow assumptions on OREO	(3,178)	1,265

Balance, end of period	$284,471	$537,448

Impairment of FDIC loss share receivables

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, the Company concluded that certain previously expected losses are probable of not being collected from the FDIC because such projected losses are no longer anticipated to occur or will occur beyond the reimbursable periods of the loss share agreements. The reimbursable loss period of the CapitalSouth loss share agreements ends in the third quarter of 2014 for non-single family residential loans (with the recovery period ending in the third quarter of 2017) and the third quarter of 2019 for single family residential loans. The reimbursable loss periods for the loans acquired from Century and Orion end during the fourth quarter of 2014 for non-single family residential loans (with the recovery period ending in the fourth quarter of 2017) and during the fourth quarter of 2019 for single family residential loans. For the loans acquired from Sterling, the reimbursable loss period of the loss share agreements ends during the third quarter of 2015 for non-single family residential loans (with the recovery period ending in the third quarter of 2018) and during the third quarter of 2020 for single family residential loans.

On April 10, 2013, the Audit Committee and the Board of Directors concluded that an impairment charge was required under generally accepted accounting principles applicable to the Company and should be recognized in the Company’s unaudited consolidated financial statements for the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31,813,000 through a charge to net income.

Generally accepted accounting principles require that the tax effects of unusual or infrequent items, such as impairment of the indemnification assets, be recognized in the interim period in which they occur. Recognition of the tax effect of the indemnification asset impairment contributed to the $4,876,000 tax benefit presented in the unaudited consolidated statement of comprehensive income for the three months ended March 31, 2013 and resulted in an effective tax rate for that period that is not customary of the Company’s effective tax rate without recognition of this infrequent item.

The Company does not anticipate owing any consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions of these agreements. Of the three agreements with the FDIC that contain clawback provisions, cumulative losses to date under two of these agreements have exceeded the calculated loss amounts which would result in clawback if not incurred. The sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement. However, the future performance of the remaining covered assets (namely improvements in the forms of recoveries and/or reduced losses) for each of the three agreements beyond each agreement’s respective collection period could require the Company to be subject to the clawback provisions for that agreement. The clawback provisions generally stipulate that in the event of not meeting certain thresholds of loss, the Company is required to pay the FDIC a percentage as defined in the respective agreements.

ASC 310-30 loans

The Company acquired loans (both covered and non-covered) through previous acquisitions which are subject to ASC Topic 310-30.

The following is a summary of changes in the accretable yields of acquired loans during the three months ended March 31, 2013 and 2012.

(Dollars in thousands)
March 31, 2013	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$76,623	$279,770	$356,393
Transfers from nonaccretable difference to accretable yield	2,042	16,480	18,522
Accretion	(6,499)	(45,281)	(51,780)
Changes in expected cash flows not affecting nonaccretable differences(1)	8,973	64,500	73,473

Balance, end of period	$81,139	$315,469	$396,608

(Dollars in thousands)
March 31, 2012	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loan Portfolio

Balance, beginning of period	$83,834	$386,977	$470,811
Transfers from nonaccretable difference to accretable yield	943	3,437	4,380
Changes in expected cash flows not affecting nonaccretable difference(1)	(3,014)	23,769	20,755
Accretion	(6,275)	(55,697)	(61,972)

Balance, end of period	$75,488	$358,486	$433,974

(1)	Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, loan modifications, changes in interest rates and changes in prepayment assumptions.

Accretable yield during the first quarter of 2013 increased primarily as a result of changes in expected cash flows not impacting the nonaccretable difference. Accretable yield during the first quarter of 2013 and 2012 decreased primarily as a result of the accretion recognized.

Troubled Debt Restructurings

Information about the Company’s TDRs at March 31, 2013 and 2012 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under Subtopic 310-30, which include the covered loans above, as well as the loans acquired in the OMNI and Cameron acquisitions completed during 2011 and those acquired from Florida Gulf in 2012. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered loans and loans acquired from OMNI, Cameron, and Florida Gulf that would otherwise meet the criteria for classification as a troubled debt restructuring are excluded from the tables below.

	Total TDRs
(Dollars in thousands)	Accruing Loans
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs
March 31, 2013
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	843	207	15,677	16,727
Business	1,188	—	281	1,469
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	92	—	220	312
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$2,123	$207	$16,178	$18,508

March 31, 2012
Residential
Prime	$—	$—	$—	$—
Commercial
Real Estate	650	—	24,477	25,127
Business	26	—	1,957	1,983
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	—	—	229	229
Credit Card	—	—	—	—
Other	—	—	—	—

Total	$676	$—	$26,663	$27,339

Of the $18,508,000 in total TDRs, $1,545,000 occurred during the current three-month period through modification of the original loan terms. Total TDRs of $27,339,000 at March 31, 2012 included $4,061,000 of TDRs that occurred during the three-month period ended March 31, 2012. The following table provides information on how the TDRs were modified during the three months ended March 31, 2013 and 2012.

(Dollars in thousands)	2013	2012

Extended maturities	$—	$441
Interest rate adjustment	—	489
Maturity and interest rate adjustment	1,545	2,509
Movement to or extension of interest-rate only payments	—	622
Forbearance	—	—
Covenant modifications	—	—
Other concession(s)(1)	—	—

Total	$1,545	$4,061

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance, and covenant modifications.

Information about the Company’s non-covered TDRs occurring in these periods, as well as non-covered TDRs that subsequently defaulted during the previous twelve months, is presented in the following tables. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	March 31, 2013			March 31, 2012
(In thousands, except number of loans)	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment(1)	Number of Loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment(1)
TDRs occurring during the three-month period
Residential
Prime	—	$—	$—	—	$—	$—
Commercial
Real Estate	1	1,545	1,545	11	4,036	3,773
Business	—	—	—	1	27	—
Consumer and Other
Indirect Automobile	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Credit Card	—	—	—	—	—	—
Other	—	—	—	1	—	—

Total	1	$1,545	$1,545	13	$4,063	$3,773

	March 31, 2013		March 31, 2012
Total TDRs that subsequently defaulted in the past 12 months	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential
Prime	—	$—	—	$—
Commercial
Real Estate	48	15,147	40	24,053
Business	8	1,469	6	1,866
Consumer and Other
Indirect Automobile	—	—	—	—
Home Equity	1	51	—	—
Credit Card	—	—	—	—
Other	1	—	1	—

Total	58	$16,667	47	$25,919

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios for the three months ended March 31, 2013 and 2012 follows.

(Dollars in thousands)	March 31, 2013
	Non-covered loans
	Excluding Acquired Loans	Acquired Loans	Covered loans	Total
Balance, beginning of period	$74,211	$8,816	$168,576	$251,603

(Reversal of) Provision for credit losses before benefit attributable to FDIC loss share agreements	(4,002)	596	(45,385)	(48,791)

Adjustment attributable to FDIC loss share agreements	—	—	45,414	45,414

Net (reversal of) provision for credit losses	(4,002)	596	29	(3,377)

Decrease in FDIC loss share receivable	—	—	(45,414)	(45,414)

Transfer of balance to OREO	—	(559)	(11,318)	(11,877)
Loans charged-off	(2,062)	—	(41)	(2,103)
Recoveries	893	—	—	893

Balance, end of period	$69,040	$8,853	$111,832	$189,725

(Dollars in thousands)	March 31, 2012
	Non-covered loans
	Excluding Acquired Loans	Acquired Loans	Covered loans	Total
Balance, beginning of period	$74,861	$—	$118,900	$193,761

Provision for credit losses before benefit attributable to FDIC loss share agreements	1,004	1,106	1,431	3,541

Adjustment attributable to FDIC loss share agreements	—	—	(684)	(684)

Net provision for credit losses	1,004	1,106	747	2,857

Increase in FDIC loss share receivable	—	—	684	684
Transfer of balance to OREO	—	(6)	(5,357)	(5,363)

Loans charged-off	(2,111)	(160)	(13,266)	(15,537)
Recoveries	772	1	17	790

Balance, end of period	$74,526	$941	$101,725	$177,192

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, for the three months ended March 31, 2013 and 2012 is as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2013
Allowance for credit losses
Balance, beginning of period	$38,264	$28,721	$13,917	$2,125	$—	$83,027
(Reversal of) Provision for loan losses	(1,804)	(646)	(1,374)	418	—	(3,406)
Transfer of balance to OREO	(285)	—	(7)	(267)	—	(559)
Loans charged off	(413)	(225)	(1,183)	(241)	—	(2,062)
Recoveries	56	188	618	31	—	893

Balance, end of period	$35,818	$28,038	$11,971	$2,066	$—	$77,893

Allowance on loans individually evaluated for impairment	$35	$116	$41	$137	$—	$329
Allowance on loans collectively evaluated for impairment	35,783	27,922	11,930	1,929	—	77,564

Loans, net of unearned income
Balance, end of period	$3,020,071	$2,534,612	$1,734,830	$301,289	$—	$7,590,802
Balance, end of period: Loans individually evaluated for impairment	27,271	2,958	312	1,058	—	31,599
Balance, end of period: Loans collectively evaluated for impairment	2,992,800	2,531,654	1,734,518	300,231	—	7,559,203
Balance, end of period: Loans acquired with deteriorated credit quality	50,503	3,339	4,276	383	—	58,501

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2012
Allowance for credit losses
Balance, beginning of period	$35,604	$25,705	$12,655	$897	$—	$74,861
(Reversal of) Provision for credit losses	(860)	2,065	1,024	(119)	—	2,110
Transfer of balance to OREO	(6)	—	—	—	—	(6)
Loans charged off	(803)	(31)	(1,274)	(163)	—	(2,271)
Recoveries	128	31	604	10	—	773

Balance, end of period	$34,063	$27,770	$13,009	$625	$—	$75,467

Allowance on loans individually evaluated for impairment	$1,590	$202	$—	$168	$—	$1,960
Allowance on loans collectively evaluated for impairment	32,473	27,568	13,009	457	—	73,507

Loans, net of unearned income
Balance, end of period	$2,580,727	$2,020,510	$1,353,404	$263,003	$—	$6,217,644
Balance, end of period: Loans individually evaluated for impairment	33,952	6,486	228	1,186	—	41,852
Balance, end of period: Loans collectively evaluated for impairment	2,546,775	2,014,024	1,353,176	261,817	—	6,175,792
Balance, end of period: Loans acquired with deteriorated credit quality	15,292	24,193	5,640	—	—	45,125

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, for the three months ended March 31, 2013 and 2012 is as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2013
Allowance for credit losses
Balance, beginning of period	$100,871	$11,375	$33,764	$22,566	$—	$168,576
(Reversal of) Provision for credit losses	29	—	—	—	—	29
Decrease in FDIC loss share receivable	(23,001)	(1,601)	(15,905)	(4,907)	—	(45,414)
Transfer of balance to OREO	(9,729)	—	—	(1,589)	—	(11,318)
Loans charged off	(41)	—	—	—	—	(41)
Recoveries	—	—	—	—	—	—

Balance, end of period	$68,129	$9,774	$17,859	$16,070	$—	$111,832

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	68,129	9,774	17,859	16,070	—	111,832

Loans, net of unearned income
Balance, end of period	$567,621	$87,032	$172,192	$177,328	$—	$1,004,173
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	567,621	87,032	172,192	177,328	—	1,004,173
Balance, end of period: Loans acquired with deteriorated credit quality	146,932	2,832	22,685	18,388	—	190,837

(Dollars in thousands)	Commercial Real Estate	Commercial Business	Consumer	Mortgage	Unallocated	Total
March 31, 2012
Allowance for credit losses
Balance, beginning of period	$69,175	$9,788	$18,753	$21,184	$—	$118,900
(Reversal of) Provision for credit losses	1,386	794	578	(2,011)	—	747
Increase (decrease) in FDIC loss share receivable	1,268	728	529	(1,841)	—	684
Transfer of balance to OREO	(3,179)	(4)	(797)	(1,377)	—	(5,357)
Loans charged off	(13,126)	—	(9)	(131)	—	(13,266)
Recoveries	14	—	3	—	—	17

Balance, end of period	$55,538	$11,306	$19,057	$15,824	$—	$101,725

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	55,538	11,306	19,057	15,824	—	101,725

Loans, net of unearned income
Balance, end of period	$725,470	$104,102	$194,539	$236,551	$—	$1,260,662
Balance, end of period: Loans individually evaluated for impairment	—	—	—	—	—	—
Balance, end of period: Loans collectively evaluated for impairment	725,470	104,102	194,539	236,551	—	1,260,662
Balance, end of period: Loans acquired with deteriorated credit quality	184,830	4,005	27,596	30,694	—	247,125

Credit Quality

The Company’s investment in non-covered loans by credit quality indicator as of March 31, 2013 and December 31, 2012 is presented in the following tables. Because of the difference in the accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired and loans that were not acquired. Loan discounts in the table below represent the adjustment of non-covered acquired loans to fair value at the time of acquisition, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Non-covered loans excluding acquired loans
	Commercial Real Estate Construction		Commercial Real Estate- Other		Commercial Business
Credit quality indicator by asset risk classification	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$307,334	$269,842	$2,197,301	$2,162,989	$2,405,197	$2,295,788
Special Mention	14,016	16,767	33,328	40,547	19,896	21,640
Substandard	7,516	7,067	40,113	47,710	42,240	49,958
Doubtful	—	—	398	398	48	48

Total	328,866	293,676	2,271,140	2,251,644	2,467,381	2,367,434
Discount	—	—	—	—	—	—

Non-covered commercial loans, net	$328,866	$293,676	$2,271,140	$2,251,644	$2,467,381	$2,367,434

	Mortgage - Prime		Mortgage - Subprime
Credit risk by payment status	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current	$176,807	$185,843	$88,799	$60,454
Past due greater than 30 days	11,871	10,986	7	—

Total	188,678	196,829	88,806	60,454
Discount	—	—	—	—

Non-covered mortgage loans, net	$188,678	$196,829	$88,806	$60,454

	Indirect Automobile		Credit Card
Credit risk by payment status	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current	$335,953	$320,148	$50,169	$51,117
Past due greater than 30 days	2,236	2,818	654	605

Total	$338,189	$322,966	$50,823	$51,722

	Home Equity		Consumer - Other
Credit risk by payment status	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current	$1,016,663	$991,766	$231,139	$201,161
Past due greater than 30 days	8,553	8,872	745	981

Total	1,025,216	1,000,638	231,884	202,142
Discount	—	—	—	—

Non-covered consumer loans, net	$1,025,216	$1,000,638	$231,884	$202,142

(Dollars in thousands)	Non-covered acquired loans
	Commercial Real Estate Construction		Commercial Real Estate- Other		Commercial Business
Credit quality indicator by asset risk classification	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$24,619	$25,896	$341,260	$359,046	$65,815	$86,201
Special Mention	2,017	2,410	28,730	28,185	3,758	2,159
Substandard	5,392	5,228	76,232	85,420	3,914	4,808
Doubtful	—	—	4,409	218	931	2,209

Total	32,028	33,534	450,631	472,869	74,418	95,377
Discount	(4,154)	(3,968)	(58,440)	(57,055)	(7,187)	(12,144)

Non-covered commercial loans, net	$27,874	$29,566	$392,191	$415,814	$67,231	$83,233

	Mortgage - Prime		Mortgage - Subprime
Credit risk by payment status	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current	$24,228	$30,663	$—	$—
Past due greater than 30 days	779	779	—	—

Total	25,007	31,442	—	—
Premium (discount)	(1,202)	1,315	—	—

Non-covered mortgage loans, net	$23,805	$32,757	$—	$—

	Indirect Automobile		Credit Card
Credit risk by payment status	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current	$3,716	$4,698	$—	$—
Past due greater than 30 days	212	321	—	—

Total	3 ,928	5,019
Premium (discount)	—	—	—	—

Non-covered consumer loans, net	$3,928	$5,019	$—	$—

	Home Equity		Consumer - Other
Credit risk by payment status	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current	$68,305	$73,658	$17,631	$21,746
Past due greater than 30 days	6,695	7,115	1,238	714

Total	75,000	80,773	18,869	22,460
Discount	(7,523)	(4,498)	(1,556)	(6,805)

Non-covered consumer loans, net	$67,477	$76,275	$17,313	$15,655

Credit quality information in the table above includes loans acquired at the gross loan balance, prior to the application of discounts, at March 31, 2013 and December 31, 2012.

The Company’s investment in covered loans by credit quality indicator as of March 31, 2013 and December 31, 2012 is presented in the following table. Loan discounts in the table below represent the adjustment of covered loans to fair value at the time of acquisition, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

(Dollars in thousands)	Covered loans
March 31, 2013	Commercial
Credit quality indicator by asset risk classification	Real Estate - Construction	Real Estate - Other	Business	Total
Pass	$48,695	$185,652	$34,212	$268,559
Special Mention	9,568	62,980	3,039	75,587
Substandard	79,496	241,459	42,103	363,058
Doubtful	607	8,241	443	9,291

Total	$138,366	$498,332	$79,797	$716,495

Discount				(61,842)

Covered commercial loans, net				$654,653

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$177,811	$—	$177,811
Past due greater than 30 days	44,777	—	44,777

Total	$222,588	$—	$222,588

Discount			(45,260)

Covered mortgage loans, net			$177,328

	Consumer and Other
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$784	$166,129	$1,084	$167,997
Past due greater than 30 days	—	35	54,924	1,637	56,596

Total	$—	$819	$221,053	$2,721	$224,593

Discount					(52,401)

Covered consumer loans, net					$172,192

(Dollars in thousands)	Covered loans
December 31, 2012	Commercial
Credit quality indicator by asset risk classification	Real Estate - Construction	Real Estate - Other	Business	Total
Pass	$46,201	$201,261	$38,552	$286,014
Special Mention	9,888	65,498	8,600	83,986
Substandard	97,315	279,171	50,018	426,504
Doubtful	607	8,530	451	9,588

Total	$154,011	$554,460	$97,621	$806,092

Discount				(78,198)

Covered commercial loans, net				$727,894

	Mortgage
Credit risk by payment status	Prime	Subprime	Total
Current	$183,795	$—	$183,795
Past Due greater than 30 days	52,379	—	52,379

Total	$236,174	$—	$236,174

Discount			(49,010)

Covered mortgage loans, net			$187,164

	Consumer and Other
Credit risk by payment status	Indirect Automobile	Credit Card	Home Equity	Other	Total
Current	$—	$841	$168,728	$1,155	$170,724
Past Due greater than 30 days	—	65	65,997	1,523	67,585

Total	$—	$906	$234,725	$2,678	$238,309

Discount					(60,611)

Covered consumer loans, net					$177,698

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables as of and for the periods indicated.

(Dollars in thousands)	At March 31, 2013			At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial Loans
Real Estate	$29,043	$29,043	$—	$26,151	$26,151	$—
Business	2,926	2,926	—	1,824	1,824	—

With an allowance recorded
Mortgage Loans
Residential - Prime	$9,037	$9,216	$(179)	$9,861	$10,070	$(209)
Residential - Subprime	—	—	—	—	—	—
Commercial Loans
Real Estate	145	156	(11)	3,464	3,663	(199)
Business	309	449	(140)	1,334	1,810	(476)
Consumer Loans
Indirect automobile	978	982	(4)	865	868	(3)
Credit card	394	403	(9)	413	424	(11)
Home equity	7,343	7,434	(91)	5,860	5,951	(91)
Other	346	349	(3)	307	310	(3)

Total
Mortgage Loans	$9,037	$9,216	$(179)	$9,861	$10,070	(209)
Commercial Loans	32,423	32,574	(151)	32,773	33,448	(675)
Consumer Loans	9,061	9,168	(107)	7,445	7,553	(108)

(Dollars in thousands)	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial Loans
Real Estate	$30,510	$28	$32,007	$—
Business	3,030	24	6,530	—

With an allowance recorded
Mortgage Loans
Residential - Prime	9,213	—	5,389	—
Residential - Subprime	—	—	—	—
Commercial Loans
Real Estate	157	2	4,657	32
Business	451	5	246	1
Consumer Loans
Indirect automobile	1,267	—	862	—
Credit card	405	—	423	—
Home equity	6,910	—	6,575	—
Other	497	—	748	—

Total
Mortgage Loans	9,213	—	5,389	—
Commercial Loans	34,148	59	43,440	33
Consumer Loans	9,079	—	8,608	—

As of March 31, 2013 and December 31, 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 8 – TRANSFERS AND SERVICING OF FINANCIAL ASSETS (INCLUDING MORTGAGE BANKING ACTIVITY)

Mortgage Banking Activity

The Company through its subsidiary, IMC, originates mortgage loans for sale into the secondary market. The loans originated primarily consist of residential first mortgages that conform to standards established by the GSEs, but can also consist of junior lien loans secured by residential property. These sales are primarily to private companies that are unaffiliated with the GSEs on a servicing released basis. The following table details the mortgage banking activity as of and for the three months ended March 31:

(Dollars in thousands)
Mortgage loans held for sale	2013	2012
Balance, beginning of period	$267,475	$153,013
Balance acquired during the period	—	—
Originations	536,673	450,644
Sales	(616,111)	(475,532)

Balance, end of period	$188,037	$128,125

(Dollars in thousands)
Detail of mortgage income	2013	2012
Fair value changes of derivatives and mortgage loans held for sale, net	$364	$56
Gains on sales	18,429	13,563
Servicing and other income, net	138	99

Total mortgage income	$18,931	$13,718

For the three months ended March 31, 2013 and 2012, the Company did not actively hedge its mortgage banking activities.

Mortgage Servicing Rights

Mortgage servicing rights are amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$1,426	$(375)	$1,051	$1,234	$(304)	$930

NOTE 9 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2012 and the three months ended March 31, 2013 are provided in the following table.

(Dollars in thousands)	Amount
Balance, December 31, 2011	$369,811
Goodwill acquired during the period	32,420
Goodwill adjustment to correct an immaterial error	(359)

Balance, December 31, 2012	401,872
Goodwill acquired during the period	—

Balance, March 31, 2013	$401,872

The goodwill acquired during the year ended December 31, 2012 was a result of the Florida Gulf acquisition discussed further in Note 4.

The goodwill adjustment in 2012 is a result of the Company’s revised goodwill recorded on its OMNI and Cameron acquisitions. The Company has recorded the adjustment to account for the impact of an immaterial error in accounting for its OMNI and Cameron acquisitions that resulted in a decrease in goodwill of $359,000. The Company revised its valuation of acquired deferred tax assets and property during the first quarter of 2012 as a result of information that existed at the acquisition date but was not available during the prior period. The error was identified in 2012 through the operation of the Company’s internal controls over financial reporting as it related to the Company’s acquisition accounting.

The Company performed the required annual impairment test of goodwill as of October 1, 2012. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired.

Prior to 2011, the Company recognized goodwill impairment of $9,681,000 at the Company’s LTC subsidiary based on a decrease in operating revenue and income, which resulted in the conclusion that the fair value of LTC may have been reduced below its carrying amount.

Title plant

The Company had title plant assets totaling $6,722,000 at March 31, 2013 and December 31, 2012, respectively. No events or changes in circumstances occurred during 2013 or 2012 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

Definite-lived intangible assets had the following carrying values at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$(27,409)	$17,997	$45,406	$(26,284)	$19,122
Customer relationship intangible asset	1,348	(468)	880	1,348	(410)	938

Total	$46,754	$(27,877)	$18,877	$46,754	$(26,694)	$20,060

NOTE 10 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Real estate owned acquired by foreclosure	$121,262	$110,864
Real estate acquired for development or resale	9,199	9,199
Other foreclosed property	1,375	1,473

Total other real estate owned and foreclosed property	$131,836	$121,536

At March 31, 2013 and December 31, 2012, other real estate owned is segregated into covered and non-covered properties as follows:

(Dollars in thousands)
March 31, 2013	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$33,391	$87,871	$121,262
Real estate acquired for development or resale	9,199	—	9,199
Other foreclosed property	48	1,327	1,375

Total other real estate owned and foreclosed property	$42,638	$89,198	$131,836

(Dollars in thousands)
December 31, 2012	Non-covered properties	Covered properties	Total
Real estate owned acquired by foreclosure	$35,080	$75,784	$110,864
Real estate acquired for development or resale	9,199	—	9,199
Other foreclosed property	14	1,459	1,473

Total other real estate owned and foreclosed property	$44,293	$77,243	$121,536

NOTE 11 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

At March 31, 2013 and December 31, 2012, the information pertaining to outstanding derivative instruments is as follows.

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$1,744	$499	Other liabilities	$590	$1,843

Total derivatives designated as hedging instruments under ASC Topic 815		$1,744	$499		$590	$1,843

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other assets	$22,058	$25,940	Other liabilities	$22,059	$25,940
Forward sales contracts	Other assets	593	2,774	Other liabilities	774	343
Written and purchased options	Other assets	16,813	12,906	Other liabilities	10,749	8,764

Total derivatives not designated as hedging instruments under ASC Topic 815		$39,464	$41,620		$33,582	$35,047

	Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount		Notional Amount
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	$35,000	$35,000	$35,000	$35,000

Total derivatives designated as hedging instruments under ASC Topic 815	$35,000	$35,000	$35,000	$35,000

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	$361,679	$374,536	$361,679	$374,536
Forward sales contracts	66,247	212,028	116,609	53,269
Written and purchased options	434,079	388,793	194,376	185,885

Total derivatives not designated as hedging instruments under ASC Topic 815	$862,005	$975,357	$672,664	$613,690

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company on the related obligation, the counterparty would be entitled to the collateral.

At March 31, 2013 and December 31, 2012, the Company was required to post $2,650,000 in cash as collateral for its derivative transactions, which is included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2013. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set-off collateral promptly upon an event of default of the counterparty. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciled the gross amounts presented in the consolidated balance sheet to the net amounts that would result in the event of offset as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(Dollars in thousands)	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
		Derivatives	Collateral(1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$1,744	$(185)	$—	$1,559
Interest rate contracts not designated as hedging instruments	22,058	—	—	22,058
Written and purchased options	10,702	—	—	10,702

Total derivative assets subject to master netting arrangements	$34,504	$(185)	$—	$34,319

Derivative liabilities
Interest rate contracts designated as hedging instruments	590	(185)	—	405
Interest rate contracts not designated as hedging instruments	22,059	—	(12,317)	9,742

Total derivative liabilities subject to master netting arrangements	$22,649	$(185)	$(12,317)	$10,147

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2012
(Dollars in thousands)	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral(1)	Net Amount
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$499	$(499)	$—	$—
Interest rate contracts not designated as hedging instruments	25,940	—	—	25,940
Written and purchased options	8,763	—	—	8,763

Total derivative assets subject to master netting arrangements	$35,202	$(499)	$—	$34,703

Derivative liabilities
Interest rate contracts designated as hedging instruments	1,843	(499)	—	1,344
Interest rate contracts not designated as hedging instruments	25,940	—	(13,350)	12,590

Total derivative liabilities subject to master netting arrangements	$27,783	$(499)	$(13,350)	$13,934

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the three months ended March 31, 2013 and 2012, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2013, the fair value of derivatives that will mature within the next twelve months is $563,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2013 and 2012, and for the three months then ended, the information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows.

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2013	2012		2013	2012		2013	2012
Interest rate contracts	$751	$1,558	Other income (expense)	$(424)	$(386)	Other income (expense)	$—	$—

Total	$751	$1,558		$(424)	$(386)		$—	$—

(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC Topic 815		2013	2012
Interest rate contracts	Other income (expense)	$(1)	$—
Forward sales contracts	Mortgage income	(2,912)	—
Written and purchased options	Mortgage income	1,085	56

Total		$(1,828)	$56

NOTE 12 – OTHER COMPREHENSIVE INCOME

Other Comprehensive income

The following is a summary of the tax effects of each component of other comprehensive income for the three months ended March 31 for the periods indicated:

	March 31, 2013
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding losses arising during the period	$(1,994)	$698	$(1,296)
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for gains included in net income	(2,328)	815	(1,513)

Net unrealized losses	(4,322)	1,513	(2,809)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$2,073	$(725)	$1,348
Less: reclassification adjustment for losses included in net income	425	(149)	276

Fair value of derivative instruments designated as cash flow hedges	2,498	(874)	1,624

Total other comprehensive income (loss)	$(1,824)	$639	$(1,185)

	March 31, 2012
(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized gain on securities:
Unrealized holding losses arising during the period	$(1,056)	$370	$(686)
Other-than-temporary impairment realized in net income	—	—	—
Less: reclassification adjustment for gains included in net income	(2,800)	980	(1,820)

Net unrealized losses	(3,856)	1,350	(2,506)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$4,951	$(1,733)	$3,218
Less: reclassification adjustment for losses (gains) included in net income	386	(135)	251

Fair value of derivative instruments designated as cash flow hedges	5,337	(1,868)	3,469

Total other comprehensive income	$1,481	$(518)	$963

NOTE 13 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. During the three months ended March 31, 2013 and 2012, the Company did not have any equity awards that were settled in cash.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At March 31, 2013, future option or restricted stock awards of 485,197 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in salaries and employee benefits expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the three months ended March 31, 2013 and 2012.

(Dollars in thousands, except per share data)	2013	2012
Compensation expense related to stock options	$533	$442
Income tax benefit related to stock options	187	155
Impact on basic earnings per share	0.01	0.01
Impact on diluted earnings per share	0.01	0.01

The Company reported $330,000 and $268,000 of excess tax benefits as financing cash inflows during the three months ended March 31, 2013 and 2012, respectively, related to the exercise and vesting of stock option exercises. Net cash proceeds from the exercise of stock options were $3,181,000 and $1,111,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The following weighted-average assumptions were used for option awards granted during the three-month periods ended March 31:

	2013	2012
Expected dividends	2.6%	2.6%
Expected volatility	34.8%	41.0%
Risk-free interest rate	1.7%	0.9%
Expected term (in years)	8.6	5.0
Weighted-average grant-date fair value	$15.37	$14.74

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2013, there was $5,720,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.1 years.

The following table represents the activity related to stock options during the three months ended March 31, 2013 and 2012.

	Number of shares	Weighted average exercise price	Weighted average remaining contract life
Outstanding options, December 31, 2011	1,097,620	$50.14
Granted	217,230	51.78
Exercised	(34,278)	28.98
Forfeited or expired	(3,258)	51.19

Outstanding options, March 31, 2012	1,277,314	$50.98	5.2 years
Exercisable options, March 31, 2012	796,208	42.59	3.2 years

Outstanding options, December 31, 2012	1,236,075	$51.48
Granted	75,722	52.36
Exercised	(91,348)	34.81
Forfeited or expired	(14,270)	57.19

Outstanding options, March 31, 2013	1,206,179	$52.73	5.1 Years

Outstanding exercisable at March 31, 2013	777,945	$52.21	3.4 Years

At March 31, 2013, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $1,671,000 and $1,618,000. Total intrinsic value of options exercised was $1,350,000 and $804,000 for the three months ended March 31, 2013 and 2012, respectively.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of March 31, 2013, unearned share-based compensation associated with these awards totaled $27,628,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants for the three months ended March 31:

(Dollars in thousands)	2013	2012
Compensation expense related to restricted stock	$1,877	$1,710

The following table represents unvested restricted stock award activity for the three months ended March 31, 2013 and 2012:

	2013	2012
Balance, beginning of year	538,202	512,112
Granted	148,518	134,988
Forfeited	(11,673)	(3,055)
Earned and issued	(89,366)	(74,928)

Balance, end of year	585,681	569,117

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

The following table represents phantom stock award activity during the periods indicated. During the three months ended March 31, 2013 and 2012, the Company recorded $699,000 and $751,000, respectively, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of the Company’s stock.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents(1)
Balance, December 31, 2011	232,921	8,942	241,863	$11,924,000
Granted	97,927	2,109	100,036	5,349,000
Forfeited share equivalents	(2,191)	(95)	(2,286)	(122,000)
Vested share equivalents	(5,483)	(350)	(5,833)	(309,000)

Balance, March 31, 2012	323,174	10,606	333,780	$17,847,000

Balance, December 31, 2012	318,729	16,035	334,764	$16,444,000
Granted	158,213	3,092	161,305	8,068,000
Forfeited share equivalents	(5,176)	(243)	(5,419)	(271,000)
Vested share equivalents	(30,697)	(2,120)	(32,817)	(1,655,000)

Balance, March 31, 2013	441,069	16,764	457,833	$22,901,000

(1)	Except for vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $50.02 and $53.47 on March 31, 2013 and 2012, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other parties is represented by the contractual amount of the financial instruments. At March 31, 2013, the fair value of guarantees under commercial and standby letters of credit was $772,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheet of the Company. This fair value will decrease over time as the existing commercial and standby letters of credit approach their expiration dates.

At March 31, 2013 and December 31, 2012, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

	Contract Amount
(Dollars in thousands)	March 31, 2013	December 31, 2012
Commitments to grant loans	$329,833	$192,295
Unfunded commitments under lines of credit	2,533,921	2,372,971
Commercial and standby letters of credit	77,201	62,207

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

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing, and similar transactions. The credit risk involved in issuing letters or credit is essentially the same as that involved in extending loan facilities to customers and as such, are collateralized when necessary, generally in the form of marketable securities and cash equivalents.

Legal proceedings

The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which the Company is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. The Company has asserted defenses to these litigation and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

As of the date of this filing, the Company believes it is reasonably possible to incur losses above amounts already accrued associated with legal proceedings between $150,000 and $750,000.

NOTE 15 – FAIR VALUE MEASUREMENTS

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

(Dollars in thousands)		Fair Value Measurements Using
Recurring Basis Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available -for-sale securities	$1,951,548	$35,008	$1,916,540	$—
Derivative instruments	41,208	—	41,208	—

Total	$1,992,756	$35,008	$1,957,748	$—

Liabilities
Derivative instruments	34,383	—	34,383	—

Total	$34,383	$—	$34,383	$—

(Dollars in thousands)		Fair Value Measurements Using
Recurring Basis Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available -for-sale securities	$1,745,004	$—	$1,745,004	$—
Derivative instruments	42,119	—	42,119	—

Total	$1,787,123	$—	$1,787,123	$—

Liabilities
Derivative instruments	36,890	—	36,890	—

Total	$36,890	$—	$36,890	$—

During the first quarter of 2013, available for sale securities with a market value of $35,008,000 at March 31, 2013 were transferred into the Level 1 fair value measurement category in the table above from the Level 2 category as disclosed at December 31, 2012. The securities were included in the Level 1 category at March 31, 2013 because their fair value was based on a quoted market price in an active market for an identical asset.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2013 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$(3,012)	$—

Change in unrealized gains (losses) relating to assets still held at December 31, 2012	—	(468)

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(Dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$6,295	$—	$6,295	$—
Mortgage loans held for sale	46,966	—	46,966	—
OREO	23,710	—	23,710	—

Total	$76,971	$—	$76,971	$—

(Dollars in thousands)		Fair Value Measurements Using
Nonrecurring Basis Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$6,388	$—	$6,388	$—
Mortgage loans held for sale	32,753	—	32,753	—
OREO	20,427	—	20,427	—

Total	$59,568	$—	$59,568	$—

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the Florida Gulf, OMNI, Cameron, and Florida Trust Company acquisitions completed in 2012 and 2011. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles and were not re-measured during the periods presented unless specifically required by generally accepted accounting principles. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans, deposits, and core deposit intangible asset).

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $6,624,000 were recorded at their fair value at March 31, 2013. These loans include a reserve of $329,000 included in the Company’s allowance for credit losses at March 31, 2013. Impaired non-covered loans with an outstanding balance of $7,269,000 were recorded at their fair value at December 31, 2012. These loans include a reserve of $880,000 included in the Company’s allowance for credit losses at December 31, 2012.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2013 and 2012.

The Company may elect the fair value option, which permits the Company to choose to measure eligible financial assets and liabilities at fair value at specified election dates and recognize prospective changes in unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the three months ended March 31, 2013 and 2012.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Refer to Note 1 to these financial statements for the methods and assumptions used to measure the fair value of investment securities and derivative instruments.

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at March 31, 2013 and December 31, 2012, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at March 31, 2013 and December 31, 2012 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

Accrued Interest Receivable and Accrued Interest Payable: The carrying amount of accrued interest approximates fair value because of the short maturity of these financial instruments.

FDIC Loss Share Receivable: The fair value is determined using projected cash flows from loss sharing agreements based on expected reimbursements for losses at the applicable loss sharing percentages based on the terms of the loss share agreements. Cash flows are discounted to reflect the timing and receipt of the loss sharing reimbursements from the FDIC. The fair value of the Company’s FDIC loss share receivable would be categorized within Level 3 of the hierarchy.

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at March 31, 2013 and December 31, 2012 for deposits of similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At March 31, 2013 and December 31, 2012, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows as of the dates indicated:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$626,516	$626,516	$970,977	$970,977
Investment securities	2,149,990	2,154,648	1,950,067	1,956,502
Loans and loans held for sale	8,783,012	8,902,016	8,766,055	8,800,563
FDIC loss share receivable	284,471	126,727	423,069	207,222
Derivative instruments	41,208	41,208	42,119	42,119
Accrued interest receivable	32,707	32,707	32,183	32,183

Financial Liabilities
Deposits	$10,686,267	$10,480,000	$10,748,277	$10,594,885
Short-term borrowings	294,156	294,156	303,045	303,045
Long-term debt	323,046	286,986	423,377	394,490
Derivative instruments	34,383	34,383	36,890	36,890
Accrued interest payable	6,421	6,421	6,615	6,615

The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 – SUBSEQUENT EVENTS

On April 25, 2013, the Company announced certain expense reduction initiatives, including the planned closure or consolidation of nine branches. The Company expects the expense initiatives to incur one-time costs and reduce net expenses in the near term and does not expect a material impact to financial position or liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”), as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

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

Included in this discussion and analysis are descriptions of the composition, performance, and credit quality of the Company’s loan portfolio. The Company has three descriptions of loans that are used to categorize the portfolio into its distinct risks and rewards to consolidated financial statements. “Acquired loans” refer to all loans acquired in a business combination. Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank (“CSB”), Orion Bank (“Orion”), Century Bank (“Century”), and Sterling Bank (“Sterling”) acquisitions, which are covered by loss share agreements with the Federal Deposit Insurance Corporation (the “FDIC”), are significantly different from those assets not similarly covered. Accordingly, the Company reports loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreement as “non-covered loans.” The subset of acquired loans that is not subject to loss share agreements are referred to as “non-covered acquired loans.” Loans that are neither subject to loss share agreements nor acquired in a business combination are referred to as “legacy loans” or “organic loans.”

EXECUTIVE OVERVIEW

The Company offers commercial and retail banking products and services to customers in locations in six states through IBERIABANK. The Company also operates mortgage production offices in 12 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners L.L.C. (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, L.L.C. is engaged in the purchase of tax credits.

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

During 2013, the Company continued to execute its business model successfully, as evidenced by solid organic loan growth during the first three months of 2013, despite the challenges of the current operating environment, which include seasonal headwinds, increased competition, enhanced regulatory scrutiny and continued interest rate pressure. The Company also continued to develop its noninterest revenue streams, particularly from its wealth management and mortgage production subsidiaries. The Company believes it remains well positioned for future growth opportunities, as evidenced by the strength in its liquidity, core funding, and capitalization levels. In the first quarter of 2013, operating results were significantly impacted by two events. First, the adoption of a new accounting standard, ASU No. 2012-06, reduced the remaining period over which the Company’s indemnification assets will be amortized. As a result of the shortened amortization period, and based on current cash flow expectations and other assumptions, the Company’s indemnification asset amortization increased amortization expense in the three-month period ended March 31, 2013 by $5.4 million. Second, based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, the Company concluded that certain previously expected losses are probable of not being collected from the FDIC because such projected losses are no longer anticipated to occur or will occur beyond the reimbursable periods of the loss share agreements. As a result, the Company impaired the indemnification assets by $31.8 million through a charge through earnings.

In 2013, the Company continued to experience growth in both income statement and balance sheet metrics. These areas of growth were driven by investments in markets and business lines. Growth was offset, however, by the adoption of ASU No. 2012-06 and the impairment of the FDIC loss share receivables. For the three months ended March 31, 2013 these investments contributed to net interest income growth of $1.0 million to $92.9 million and noninterest income growth of $7.1 million to $44.5 million. Non-covered loans grew by $185.0 million, or 2.5% during the first quarter of 2013 to $7.6 billion at March 31, 2013, while covered loans decreased by $88.6 million. The mix of deposits continued a shift to noninterest-bearing, which represented 18.5% of total deposits as of March 31, 2013, up from 18.3% from December 31, 2012. Thus far in 2013, the Company’s liquidity, both on balance sheet and off balance sheet, continued to be favorable, exhibited by liquidity ratios that exceeded peer levels. The Company had cash of $626.5 million at March 31, 2013, and the Company has funding availability from the Federal Home Loan Bank (the “FHLB”) and correspondent bank lines to continue to meet cash flow needs. Additionally, its capital ratios were considerably in excess of “well capitalized” from a regulatory perspective and above peer levels, and its primary risk measures remained favorable. All of these factors allowed the Company to maintain its strategic positioning within the challenging banking environment and provided a strong base from which to continue to grow its balance sheet and remain positioned to provide anticipated increases in shareholder value throughout the rest of 2013.

During 2012, the Company’s mortgage origination and title businesses delivered record years for the Company, and helped to drive noninterest income growth over 2011. These two businesses continue to perform well thus far in 2013, as mortgage origination volume and an improved margin on the sales of these loans led to a 38.0% increase in mortgage income over the three-month period ended March 31, 2012. Title income was $0.5 million, or 10.8%, higher than in the first quarter of 2012. The Company’s trust and wealth management businesses also continued to see the Company’s investment in these businesses pay off, as broker commissions increased 15.5% over the same period of 2012.

During the first three months of 2013, noninterest income increased by $7.1 million to $44.5 million, a 19.0% increase, as the Company began realizing better returns on its investments as compared to prior years. Noninterest expense also increased. On a basis consistent with generally accepted accounting principles (“GAAP”), noninterest expense was $144.9 million for the three months ended March 31, 2013, an increase of $45.0 million versus the same three-month period of 2012. The largest component of the increase was a $31.8 million impairment of the Company’s FDIC loss share receivables during the first quarter of 2013 noted above. Noninterest expense, excluding the impairment and other non-operating items (“non-GAAP”, see table 1 below) was $110.1 million for the same period, which represented an increase of $11.2 million versus the prior year. The increase in operating noninterest expense was a result of higher employee-related expenses as the Company increased headcount since the first quarter of 2013, both from the Florida Gulf acquisition and from strategic hires to continue growing its business lines. On a GAAP basis, noninterest expense increased due to the factors contributing to the increase in non-GAAP noninterest expense, but was offset by a reduction in merger-related expenses of $0.3 million.

The provision for credit losses decreased $6.2 million due to an improvement in asset quality in the legacy portfolio over the past 12 months, but was partially offset by additional expected losses in the acquired loan portfolios.

All of these factors led net income available to common shareholders for the three months ended March 31, 2013 to decrease $18.7 million from the first quarter of 2012 to $0.7 million or $0.02 per diluted share. Pre-provision operating earnings (non-GAAP) increased $3.1 million to $23.1 million or $0.78 on a per share basis.

Balance Sheet Position and Results of Operations

During the first three months of 2013, the Company’s income available to common shareholders totaled $0.7 million, or $0.02 per share on a diluted basis, a 96.3% decrease compared to the $19.4 million earned during the same period of 2012. On a per share basis, this represents a decrease of 96.3% from the $0.66 per diluted share earned in the first quarter of 2012. On an operating basis (non-GAAP), per share earnings increased $0.24 per share to $0.86. Primary drivers of the increase in operating earnings over the prior year include the earnings from the net assets acquired from Florida Gulf and a decrease in merger-related noninterest expenses. Key components of the Company’s performance in the first quarter of 2013 are summarized below.

•

Total assets at March 31, 2013 were $13.0 billion, down $178.5 million, or 1.4%, from December 31, 2012. The decrease was primarily the result of decreases in cash held to fund seasonal deposit runoff, covered assets, and the assets associated with the indemnification agreements with the FDIC. Due to the impairment and amortization of the FDIC loss share receivable, the balance decreased $138.6 million, or 32.8%, since December 31, 2012, and covered loans decreased $88.6 million, or 8.1%, since 2012. Offsetting these decreases was $185.0 million in loan growth in the Company’s non-covered loan portfolio across many of the Company’s markets.

•

Total loans at March 31, 2013 were $8.6 billion, an increase of $96.4 million, or 1.1%, from $8.5 billion at December 31, 2012. As noted above, loan growth during the first quarter was driven by an increase in non-covered loans. Total non-covered loans increased $185.0 million, or 2.5%, during the first three months of 2013. Covered loans decreased $88.6 million from December 31, 2012, as covered loans were paid down or charged off and submitted for reimbursement.

•

After seeing considerable deposit growth during the fourth quarter of 2012, total customer deposits decreased $62.0 million, or less than 1%, to $10.7 billion at March 31, 2013. Deposits decreased as a result of a decrease in seasonal deposits from December 31, 2012. By product type, the Company’s noninterest-bearing deposits increased $4.1 million, or 0.2%, but that growth was offset by a decrease of $66.2 million in interest-bearing deposits. The decrease in the Company’s interest-bearing deposits was a result of a $76.0 million, or 3.5%, decrease in time deposits from December 31, 2012. The decline in time deposits is the result of the Company’s effort to prudently manage the profitability of the deposit base with liquidity needs. Interest-bearing demand deposits increased $9.8 million. Although deposit competition remained intense thus far in 2013, the Company was able to generate growth across its many other deposit products. Organic deposit growth was driven by growth in the Company’s Birmingham, Alabama, Little Rock, Arkansas, and Houston, Texas markets.

•

Shareholders’ equity decreased $5.8 million, or less than 1%, to $1.5 billion at March 31, 2013. The decrease was the result of $10.1 million in dividends paid on the Company’s common stock during the period.

•

Net interest income increased $1.0 million, or 1.1%, in the first quarter of 2013 when compared to the same period of 2012. This increase was attributable to a $3.8 million, or 21.8%, decrease in interest expense, but was offset partially by a $2.8 million decrease in interest income. Interest income was positively affected by a $1.4 billion increase in average earning assets, due to both the inclusion of Florida Gulf earning assets in the current year and the organic growth in loans since December 2012. The increase in income due to growth in the Company’s earning asset base was offset by a 55 basis point decline in the yield earned on these assets, primarily the result of a 51 basis point decrease in net loan yield. The net loan yield was negatively impacted by a 210 basis point decrease in the covered loan yield, driven by additional amortization on the loss share receivables. Compared to 2012, the Company’s net interest margin ratio on a tax-equivalent basis decreased to 3.23% from 3.59% due to changes in the volume and mix of the Company’s assets and liabilities, the increased amortization of the loss share receivables, and rate decreases driven by federal funds, Treasury, and other Company borrowing rate decreases during 2012 and 2013.

•

Noninterest income increased $7.1 million, or 19.0%, during the first three months of 2013 when compared to the same 2012 period. The increase was primarily driven by a $5.2 million increase in mortgage income. Increases of $0.5 million in both title insurance income and broker commissions also contributed to the total increase from 2012.

•

Additional expenses incurred due to the expanded size of the Company drove the increase in noninterest expenses in 2013 over 2012. Noninterest expense increased $45.0 million, or 45.1%, when compared to the first quarter of 2012. The increase in total noninterest expense was attributable to the $31.8 million impairment recorded in the quarter on the Company’s loss share receivables, a $2.3 million debt prepayment penalty on the retirement of FHLB borrowings, higher salary and employee benefit costs of $7.7 million, as well as increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint. In addition to personnel and other costs related to the expanding size of the Company, noninterest expenses were driven higher in 2013 by professional services expenses, as well as increased data processing expenses as the Company expands its business operations.

•

During the first quarter of 2013, the Company incurred costs associated with four branch closures that affected the Company’s net income and per-share earnings for the three-month period. The Company incurred these costs to improve its long-term operating efficiency, risk-adjusted profitability, and long-term growth prospects. The total cost of these initiatives affected total noninterest expense and is discussed in further detail in the “Noninterest expense” section below.

•

The Company recorded a reversal of provision for credit losses of $3.4 million during the first quarter of 2013, $6.2 million lower than the $2.9 million provision recorded in the first quarter of 2012. The reversal of provision in 2013 was primarily the result of an overall improvement in the Company’s asset quality, especially in its non-covered, non-acquired portfolio. The improvement in asset quality from December 31, 2012 has offset the need for a higher allowance for credit losses as a result of loan growth in 2013. As of March 31, 2013, the allowance for credit losses as a percent of total loans was 2.21%, compared to 2.96% at December 31, 2012.

•	The Company paid a quarterly cash dividend of $0.34 per common share in the first quarter of 2013, consistent with the quarterly dividends paid in 2012.

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that, in management’s opinion, distort period-to-period comparisons of the Company’s performance. Since the presentation of these GAAP performance measures and their impact differ between companies, management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are included in the table below.

TABLE 1 – RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	2013			2012
	Dollar Amount		Per share(1)	Dollar Amount		Per share(1)
(In thousands, except per share amounts)	Pre-tax	After-tax		Pre-tax	After-tax

Net income (GAAP)	$(4,159)	$717	$0.02	$26,527	$19,393	$0.66
Additional FDIC loss share receivable amortization	5,453	3,544	0.12	—	—	—
Merger-related expenses	157	102	0.00	500	325	0.01
Severance expenses	97	63	0.00	219	142	0.00
Impairment of indemnification asset	31,813	20,678	0.70	—	—	—
Debt prepayment	2,307	1,500	0.05	—	—	—
Occupancy and branch closure expenses	375	244	0.01	—	—	—
Professional expenses and litigation settlement	—	—	—	220	143	0.01
(Gain) loss on sale of investments	(2,359)	(1,533)	(0.05)	(2,836)	(1,843)	(0.06)

Operating earnings (non-GAAP)	33,684	25,315	0.86	24,630	18,160	0.62
Covered loan provision for credit losses	29	19	0.00	1,853	1,205	0.04
Acquired loan provision for credit losses	596	387	0.01	—	—	—
Other (reversal of) provision for credit losses	(4,002)	(2,601)	(0.09)	1,004	652	0.02

Pre-provision operating earnings (non-GAAP)	$30,307	$23,120	$0.78	$27,487	$20,017	$0.68

(1)	Per share amounts may not appear to foot due to rounding.

(Dollars in thousands)
	2013	2012

Net interest income	$92,871	$91,861
Add: Effect of tax benefit on interest income	2,464	2,372

Net interest income (TE) (Non-GAAP)	95,335	94,233

Noninterest income	44,491	37,396
Add: Effect of tax benefit on noninterest income	506	512

Noninterest income (TE) (Non-GAAP)	44,997	37,908

Noninterest expense	144,898	99,873
Less: Intangible amortization expense	1,183	1,290

Tangible noninterest expense (Non-GAAP)	143,715	98,583

Net income	717	19,393
Add: Effect of intangible amortization, net of tax	769	839

Cash earnings (Non-GAAP)	1,486	20,232

Total assets	12,951,199	11,791,283
Less: Intangible assets	428,522	396,908

Total tangible assets (Non-GAAP)	12,522,677	11,394,375

Average assets	13,075,008	11,688,081
Less: Average intangible assets	429,071	401,205

Total average tangible assets (Non-GAAP)	12,645,937	11,286,876

Total shareholders’ equity	1,524,070	1,495,630
Less: Intangible assets	428,522	396,908

Total tangible shareholders’ equity (Non-GAAP)	1,095,548	1,098,722

Average shareholders’ equity	1,531,068	1,496,782
Less: Average intangible assets	429,071	401,205

Average tangible shareholders’ equity (Non-GAAP)	1,101,997	1,095,577

Net income per common share - diluted	$0.02	$0.66
Add: Effect of intangible amortization, net of tax	0.03	0.04

Cash earnings per share - diluted (Non-GAAP)	$0.05	$0.70

Return on average common equity	0.19%	5.21%
Add: Effect of intangibles	0.36	2.22

Return on average tangible common equity (Non-GAAP)	0.55	7.43

Efficiency ratio	105.5%	77.3%
Less: Effect of tax benefit related to tax-exempt income	(2.2)	(1.7)

Efficiency ratio (TE) (Non-GAAP)	103.3	75.6
Less: Effect of amortization of intangibles	(0.9)	(1.0)

Tangible efficiency ratio (TE) (Non-GAAP)	102.4%	74.6%

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $11.8 billion during the first quarter of 2013, a $1.4 billion, or 13.2%, increase when compared to the same period of 2012. The increase from the prior year was primarily the result of earning assets acquired during 2012 and the Company’s growth during the past twelve months. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $96.4 billion, or 1.1%, to $8.6 billion at March 31, 2013, compared to $8.5 billion at December 31, 2012. The increase was driven by non-covered loan growth of $185.0 billion during the current quarter, but was tempered by a decrease in loans covered by loss share agreements of $88.6 million, or 8.1%. By loan type, the increase was primarily from commercial loan growth of $40.1 million and consumer loan growth of $54.9 million during the first three months of 2013, 0.6% and 3.0% higher, respectively, than at the end of 2012.

The major categories of loans outstanding at March 31, 2013 and December 31, 2012 are presented in the following tables, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI, Cameron, and Florida Gulf. The carrying amount of the covered loans and loans acquired from OMNI, Cameron, and Florida Gulf consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e., loans performing at the time of acquisition) as detailed in the following table.

TABLE 2 – SUMMARY OF LOANS

(In thousands)	Commercial		Mortgage		Consumer and Other
March 31, 2013	Real Estate	Business	1-4 Family	Construction	Indirect	Home Equity	Credit Card	Other	Total

Covered loans
Impaired(1)	$146,932	$2,832	$18,388	$—	$—	$21,917	$—	$768	$190,837
Performing(1)	420,689	84,200	158,940	—	—	146,561	819	2,127	813,336

Total covered loans	567,621	87,032	177,328	—	—	168,478	819	2,895	1,004,173

Non-covered loans
Acquired loans
Impaired(1)	50,031	3,339	383	—	50	3,866	—	360	58,029
Performing(1)	370,034	63,892	23,422	—	3,878	63,611	—	16,953	541,790

Total non-covered acquired loans	420,065	67,231	23,805	—	3,928	67,477	—	17,313	599,819

Other non-covered loans (Legacy loans)	2,600,006	2,467,381	272,370	5,114	338,189	1,025,216	50,823	231,884	6,990,983

Total non-covered loans	3,020,071	2,534,612	296,175	5,114	342,117	1,092,693	50,823	249,197	7,590,802

Total	$3,587,692	$2,621,644	$473,503	$5,114	$342,117	$1,261,171	$51,642	$252,092	$8,594,975

(In thousands)	Commercial		Mortgage		Consumer and Other
December 31, 2012	Real Estate	Business	1-4 Family	Construction	Indirect	Home Equity	Credit Card	Other	Total

Covered loans
Impaired(1)	$167,742	$2,757	$20,232	$—	$—	$22,094	$—	$820	$213,645
Performing(1)	473,101	84,294	166,932	—	—	152,117	906	1,761	879,111

Total covered loans	640,843	87,051	187,164	—	—	174,211	906	2,581	1,092,756

Non-covered loans
Acquired loans
Impaired(1)	55,363	3,470	330	—	68	4,649	—	318	64,198
Performing(1)	390,017	79,763	32,427	—	4,951	71,626	—	15,337	594,121

Total non-covered acquired loans	445,380	83,233	32,757	—	5,019	76,275	—	15,655	658,319

Other non-covered loans (Legacy loans)	2,545,320	2,367,434	251,262	6,021	322,966	1,000,638	51,722	202,142	6,747,505

Total non-covered loans	2,990,700	2,450,667	284,019	6,021	327,985	1,076,913	51,722	217,797	7,405,824

Total	$3,631,543	$2,537,718	$471,183	$6,021	$327,985	$1,251,125	$52,628	$220,377	$8,498,580

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

The Company’s loan to deposit ratio at March 31, 2013 and December 31, 2012 was 80.4% and 79.1%, respectively. The percentage of fixed rate loans to total loans decreased from 50.7% at the end of 2012 to 50.5% as of March 31, 2013. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated, with a discussion of activity by major loan types following.

TABLE 3 – TOTAL LOANS BY LOAN TYPE

(Dollars in thousands)	March 31, 2013		December 31, 2012

Commercial loans:
Real estate	$3,587,692	42%	$3,631,543	43%
Business	2,621,644	30	2,537,718	30

Total commercial loans	6,209,336	72	6,169,261	73

Mortgage loans:
Residential 1-4 family	473,503	6	471,183	5
Construction/Owner - occupied	5,114	—	6,021	—

Total mortgage loans	478,617	6	477,204	5

Loans to individuals:
Indirect automobile	342,117	4	327,985	4
Home equity	1,261,171	15	1,251,125	15
Other	303,734	3	273,005	3

Total consumer loans	1,907,022	22	1,852,115	22

Total loans receivable	$8,594,975	100%	$8,498,580	100%

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than consumer and mortgage loans. Total commercial loans increased $40.1 million, or 0.6%, during the first quarter of 2013, with $113.3 million in non-covered loan growth and a decrease in covered commercial loans of $73.2 million, or 10.1%. The Company continued to attract and retain commercial customers in 2013 as commercial loans were 72% of the total loan portfolio at March 31, 2013. Unfunded commitments on commercial loans were $2.0 billion at March 31, 2013, an increase of $220.9 million when compared to the prior year.

The Company’s investment in commercial real estate loans decreased by $43.9 million thus far in 2013, as growth was tempered by a decrease in covered commercial real estate loans of $73.2 million. At March 31, 2013, commercial real estate loans totaled $3.6 billion, or 41.7% of the total loan portfolio, compared to 42.7% at December 31, 2012. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of March 31, 2013, the Company’s commercial business loans totaled $2.6 billion, or 30.5% of the Company’s total loan portfolio. This represents an $83.9 million, or 3.3%, increase from December 31, 2012, and is the result of the Company’s focused efforts to grow its small business loan portfolio. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

Non-covered commercial loans increased $113.3 million, or 2.1%, during the first quarter of 2013. The Lafayette, Louisiana, Birmingham, Alabama, and Houston, Texas markets experienced the largest growth in their commercial loan portfolios, but that growth was partially offset by a decrease in balances in some of the Company’s other markets, the result primarily of payments on existing loans. On a market basis, growth in the non-covered portfolio was driven by the Company’s Houston, Texas market, which grew its commercial loan portfolio $85.3 million, or 9.9%, since the end of 2012. Birmingham, Alabama’s commercial loans grew $9.1 million, or 2.9%, while the Huntsville, Alabama market contributed loan growth of $10.7 million since December 31, 2012. In the Company’s more mature markets, Lafayette, Louisiana’s commercial loans grew $20.6 million, or 3.0%, during the first quarter of 2013. Offsetting these increases were decreases in the Northeast Arkansas and Memphis, Tennessee markets, due primarily to loan payments.

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation which permit their sale in the secondary market. Larger mortgage loans of private banking clients and prospects are generally retained to enhance relationships, and also due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan to value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. Beginning in the third quarter of 2012, the Company began to invest in loans that would be considered subprime (e.g. loans with a FICO score of less than 620) in order to ensure compliance with relevant regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, throughout 2013, albeit up to a limited amount. The total amount of subprime loans purchased or originated in the first three months of 2013 was $21.9 million, of which $10.1 million is either directly or indirectly guaranteed by a United States Government Agency. At March 31, 2013, the Company had $88.8 million in subprime mortgage loans.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing-released basis and recognize the associated fee income rather than assume the interest rate risk associated with these longer term assets. The Company retains servicing on a limited portion of these loans upon sale. Total residential mortgage loans increased $1.4 million, or 0.3%, compared to December 31, 2012, and was a result of the subprime loans the Company purchased from the secondary market during the past quarter. Offsetting these purchases were decreases in the Company’s covered mortgage loans of $9.8 million and $9.0 million in acquired mortgage loans as existing loans were paid down and most of the new mortgage loan originations were sold.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At March 31, 2013, $1.9 billion, or 22.2%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $1.9 billion, or 21.8%, at the end of 2012. The $54.9 million increase in total consumer loans compared to December 31, 2012 was primarily driven by personal loan growth (including credit cards) of $30.7 million and indirect automobile loan growth of $14.1 million.

Consistent with 2012, home equity loans comprised the largest component of the Company’s consumer loan portfolio at March 31, 2013. The balance of home equity loans increased $10.0 million during the first three months of 2013 to $1.3 billion at March 31, 2013. Non-covered home equity loans increased $15.8 million during the first quarter of 2013, a result of the Company’s continued focus on expanding its total consumer portfolio through its additional investment in its consumer business, as well as increased activity from its existing clients. The Company’s sales and marketing efforts in 2013 have contributed to the growth in non-covered home equity loans since December 31, 2012. Unfunded commitments related to home equity loans and lines were $358.6 million at March 31, 2013, an increase of $17.4 million versus the prior year. The Company has approximately $396.1 million of loans with junior liens where the Company does not hold or service the respective loan holding senior lien. The Company believes it has addressed the risks associated with these loans in its allowance for credit losses, which is discussed below.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. The balance of indirect automobile loans increased 4.3% during the current quarter, from $328.0 million at December 31, 2012 to $342.1 million at March 31, 2013, as the Company retained its focus on prime or low risk paper. The indirect portfolio increased to 4.0% of the total loan portfolio. The organic growth in the Company’s indirect automobile portfolio can be attributed to a couple of primary factors. In 2012, the Company began to sign new dealers after limiting new business during the previous years due to a weakened economy. In addition, the Company has adjusted its interest rates on these loans to be more aligned with its competitors, which has provided the Company an opportunity to recapture some market share.

The Company’s credit card loans totaled $51.6 million at March 31, 2013, a 1.9% decrease from December 31, 2012. The decrease in credit card loans was a result of a slight decrease in usage by customers at the end of the first quarter, as quarter-to-date average credit card balances have increased from $50.1 million in the fourth quarter of 2012 to $51.5 million in the first quarter of 2013.

The remainder of the consumer loan portfolio at March 31, 2013 was composed of direct automobile loans and other personal loans, and comprised 2.9% of the overall loan portfolio. At the end of the first quarter, the Company’s direct automobile loans totaled $66.2 million, a $6.0 million increase over December 31, 2012, and the Company’s other personal consumer loans were $185.9 million, a 16.1% increase from December 31, 2012, primarily a result of installment loans and personal lines of credit.

Mortgage Loans Held for Sale

Loans held for sale decreased $79.4 million, or 29.7%, to $188.0 million at March 31, 2013 compared to $267.5 million at December 31, 2012. The decrease in the balance during 2013 was a result of an increase in sales activity during the first quarter and a seasonal slowdown of origination and refinance activity. The Company has originated $536.7 million in mortgage loans thus far in 2013, but those originations were offset by the sale of $616.1 million in mortgage loans during the first quarter.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At March 31, 2013, the Company had $5.2 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $2.5 million for potential repurchases at March 31, 2013. Thus far in 2013, an insignificant number of loans were returned to the Company.

Asset Quality

The Company’s loan portfolio has gradually transitioned from that of a thrift to resemble portfolios held by commercial banks. This transition brings the potential for increased risks in the form of potentially higher levels of charge-offs and nonperforming assets, and increase rewards in the form of potentially increased levels of shareholder returns. Management has responded, as the risks present within the Company’s loan portfolio have evolved by tightening underwriting guidelines and procedures, implementing more conservative loan charge-off and nonaccrual guidelines, revising loan policies and developing an internal loan review function. As a result of management’s enhancements to underwriting loan risk/return dynamics, the credit quality of the Company’s loan portfolio has remained favorable when compared to peers. Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Overall asset quality improved during the first three months of 2013, primarily as a result of decreases in the number and amount of past due loans and nonperforming assets. Consistent with prior years, the assets and liabilities purchased and assumed through the Company’s four failed bank acquisitions continue to have a disproportionate impact on overall asset quality. The Company continues to closely monitor the risk-adjusted level of return within the loan portfolio.

Written underwriting standards established by the Board of Directors and management govern the lending activities of the Company. The commercial credit department, in conjunction with senior lending personnel, underwrites all commercial business and commercial real estate loans. The Company provides centralized underwriting of all residential mortgage, construction and consumer loans. Established loan origination procedures require appropriate documentation, including financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance, and flood insurance, where appropriate.

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department administers delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings as necessary. Commercial loans of the Company are periodically reviewed through a loan review process to provide an independent assessment of a loan’s risks. All other loans are also subject to loan review through a periodic sampling process. The Company exercises significant judgment in determining the risk classification of its commercial loans.

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Board Risk Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on nonaccrual status, the accrual of interest income ceases and accrued but unpaid interest attributable to the current year is reversed against interest income. Accrued interest receivable attributable to the prior year is recorded as a charge-off to the allowance for credit losses.

Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”), and is recorded at the lesser of the related loan balance (the pro-rata carrying value for acquired loans) or estimated fair value less estimated costs to sell.

Under generally accepted accounting principles, certain loan modifications or restructurings are designated as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions.

Nonperforming Assets

The Company defines nonperforming assets as nonaccrual loans, accruing loans more than 90 days past due, OREO and foreclosed property. Management continually monitors loans and transfers loans to nonaccrual status when warranted.

Loans acquired through failed bank acquisitions, referred to as covered loans, are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. Acquisition date fair values of loans covered by loss sharing agreements were determined without regard to the loss sharing agreements. In addition to covered loans, the Company also accounts for other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as purchased impaired loans. Application of ASC 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. At acquisition, purchased impaired loans were individually evaluated and assigned to loan pools based on common risk characteristics, which included loan performance at the time of acquisition, loan type based on regulatory reporting guidelines, and/or the nature of collateral. The acquisition date fair values of each pool were estimated based on the expected cash flows of the underlying loans. Certain loan level information, including outstanding principal balance, maturity, term to re-price (if a variable rate loan), and interest rate were used to estimate the expected cash flows for each loan pool. ASC 310-30 does not permit carry over or recognition of an allowance for credit losses at acquisition. Credit quality deterioration, also referred to as credit losses, evident at acquisition with individual loans was reflected in the acquisition date fair value through the reduction of cash flows expected to be received over the life of loans. A provision for credit losses is recognized and an allowance for credit losses is recorded subsequent to acquisition to the event that re-estimated expected losses exceed losses estimated at acquisition. Purchased impaired loans were considered to be performing as of the acquisition date regardless of their past due status based on their contractual terms. In accordance with regulatory reporting guidelines, purchased impaired loans that are contractually past due are reported as past due and accruing based on the number of days past due.

Due to the significant difference in the accounting for covered loans and the related FDIC loss sharing agreements, as well as non-covered acquired loans accounted for as purchased impaired loans, and given the significant amount of acquired impaired loans that are past due but still accruing, the Company believes inclusion of these loans in certain asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to purchased impaired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in certain asset quality ratios could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by purchased impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding either covered loans or all purchased impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in the tables below present asset quality information excluding either covered loans or all purchased impaired loans, as indicated within each table, and related amounts.

Nonperforming assets excluding acquired loans decreased $0.6 million, or 0.8%, as compared to December 31, 2012. The decrease resulted from a $0.8 million decrease in nonperforming loans, attributable to a decrease in nonaccrual loans, which was partially offset by an increase in accruing loans past due 90 days or more and a $0.1 million increase in OREO.

The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days and TDRs, as of March 31, 2013 and December 31, 2012.

TABLE 4 – NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(EXCLUDING ACQUIRED LOANS)

(Dollars in thousands)	March 31, 2013	December 31, 2012	Increase/ (Decrease)

Nonaccrual loans:
Commercial and business banking	$29,864	$32,312	$(2,448)	(7.6)%
Mortgage	8,159	8,367	(208)	(2.5)
Consumer and credit card	8,542	7,237	1,305	18.0

Total nonaccrual loans	46,565	47,916	(1,351)	(2.8)

Accruing loans 90 days or more past due	1,950	1,371	579	42.2

Total nonperforming loans(1)	48,515	49,287	(772)	(1.6)

OREO and foreclosed property(2)	26,515	26,380	135	0.5

Total nonperforming assets(1)	75,030	75,667	(637)	(0.8)

Troubled debt restructurings in compliance with modified terms(3)	2,123	2,354	(231)	(9.8)

Total nonperforming assets and troubled debt restructurings(1)	$77,153	$78,021	$(868)	(1.1)%

Nonperforming loans to total loans(1)(4)	0.69%	0.73%
Nonperforming assets to total assets(1)(4)	0.68%	0.69%
Nonperforming assets and troubled debt restructurings to total assets(1)(4)	0.70%	0.71%
Allowance for credit losses to nonperforming loans(4)(5)	144.09%	150.57%
Allowance for credit losses to total loans(4)(5)	0.99%	1.10%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	OREO and foreclosed property at March 31, 2013 and December 31, 2012 include $9,199,000 of former bank properties held for development or resale.
(3)

Troubled debt restructurings in compliance with modified terms for March 31, 2013 and December 31, 2012 above do not include $16,178,000 and $15,356,000 in troubled debt restructurings included in total nonaccrual loans above.

(4)	Total loans and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Nonperforming loans were 0.69% of total legacy loans at March 31, 2013, four basis points lower than at December 31, 2012. If covered loans and acquired loans accounted for in pools that meet nonperforming criteria are included, nonperforming loans were 5.45% of total loans at March 31, 2013 and 6.42% at December 31, 2012. The allowance for credit losses as a percentage of nonperforming loans was 144.1% at March 31, 2013 and 150.6% at December 31, 2012. Including covered loans and pooled loans, the allowance coverage of total loans was 2.21% at March 31, 2013 and 2.96% at December 31, 2012.

Nonperforming asset balances as a percentage of total assets have remained at relatively low levels. Total nonperforming assets were 0.68% of non-covered assets at March 31, 2013, one basis point below December 31, 2012. Consistent with the improvement in asset quality, the Company’s reserve for credit losses as a percentage of loans excluding reserves for acquired loans decreased 11 basis points to 0.99% at March 31, 2013.

Loans defined as TDRs not included in nonperforming assets decreased to $2.1 million at the end of the first quarter of 2013. Total TDRs not covered by loss share agreements totaled $18.5 million at March 31, 2013, $0.8 million, or 4.5%, higher than December 31, 2012. One credit totaling $1.5 million was added as TDRs thus far in 2013, but this addition was offset by loan payments and charge-offs during the first three months of the current year.

The Company had gross charge-offs on non-covered loans of $2.1 million during the three months ended March 31, 2013. Offsetting these charge-offs were recoveries of $0.9 million. As a result, net charge-offs on non-covered loans during the first quarter of 2013 were $1.2 million, or 0.06% of average loans, as compared to net charge-offs of $1.5 million, or 0.10%, in the first quarter of 2012.

At March 31, 2013, excluding loans covered by the FDIC loss share agreements, the Company had $207.8 million of assets classified as substandard, $5.8 million of assets classified as doubtful, and no assets classified as loss (before the application of loan discounts to acquired loans). At such date, the aggregate of the Company’s classified assets was 1.65% of total assets, 2.49% of total loans, and 2.81% of non-covered loans. At December 31, 2012, the aggregate of the Company’s classified assets, $231.6 million, was 1.98% of total assets, 2.72% of total loans, and 3.13% of non-covered loans. The decrease in classified assets is consistent with the overall improvement in asset quality since December 31, 2012. A reserve for credit losses has been recorded for all substandard loans at March 31, 2013 according to the Company’s allowance policy. Excluding purchased impaired loans, the Company’s classified assets totaled $161.8 million, compared to $176.0 million at December 31, 2012.

In addition to the problem loans described above, excluding covered loans, there were $111.0 million of loans classified special mention at March 31, 2013, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. Special mention loans decreased $11.1 million, or 9.1%, from December 31, 2012, which is consistent with the general improvement in the Company’s asset quality.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At March 31, 2013, total past due loans excluding covered loans were 1.56% of total loans, a decrease of 15 basis points from December 31, 2012. Including covered loans, loans past due 30 days or more were 5.68% of total loans before discount adjustments at March 31, 2013 and 6.76% at December 31, 2012. Past due non-covered loans (including nonaccrual loans) decreased $8.5 million, or 6.7%, from December 31, 2012, and can be attributed to improvements in loans past due less than 60 days. Additional information on the Company’s non-covered past due loans is presented in the following table.

TABLE 5 – PAST DUE NON-COVERED LOAN SEGREGATION

(Dollars in thousands)	March 31, 2013
	Non-acquired		Acquired		Total
	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans
30-59 days past due	$5,160	0.07%	$7,893	1.16%	$13,053	0.17%
60-89 days past due	3,348	0.05	3,519	0.52	6,867	0.09
90-119 days past due	605	0.01	846	0.12	1,451	0.02
120 days past due or more	1,344	0.02	673	0.10	2,017	0.03

Total Accruing Loans	10,457	0.15	12,931	1.90	23,388	0.31
Nonaccrual loans(1)	46,565	0.66	49,369	7.26	95,934	1.25

Total past due loans	$57,022	0.81%	$62,300	9.16%	$119,322	1.56%

(Dollars in thousands)	December 31, 2012
	Non-acquired		Acquired		Total
	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans
30-59 days past due	$10,349	0.15%	$10,502	1.42%	$20,851	0.28%
60-89 days past due	2,447	0.04	2,499	0.34	4,946	0.07
90-119 days past due	489	0.01	82	0.01	571	0.01
120 days past due or more	882	0.01	323	0.04	1,205	0.02

Total Accruing Loans	14,167	0.21	13,406	1.81	27,573	0.37
Nonaccrual loans(1)	47,917	0.71	52,376	7.06	100,293	1.34

Total past due loans	$62,084	0.92%	$65,782	8.87%	$127,866	1.71%

(1)	For acquired loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

The $8.5 million decrease in non-covered past due loans was the result of a $4.2 million decrease in accruing loans past due and a $4.4 million decrease in nonaccrual loans. Commercial nonaccrual loans decreased $5.9 million, or 7.5%, and mortgage nonaccrual loans increased $0.2 million, while consumer nonaccrual loans increased $1.8 million, or 14.4%, since December 31, 2012. The increase in consumer nonaccrual loans was a result of the placement of past due consumer loans on nonaccrual status during 2013 in response to their continued past due status. The movement of these loans to nonaccrual status in the current quarter helped to drive the decrease in accruing consumer loans past due from December 31, 2012, from $9.2 million to $6.3 million, a 31.5% decrease.

In the Company’s non-covered commercial loan portfolio, total accruing loans past due decreased $2.4 million, or 15.2%, from December 31, 2012. The majority of the decrease was from loans past due less than 90 days, as total commercial loans less than 90 days past due decreased $3.0 million, or 19.8%. Offsetting that decrease was a slight increase in accruing loans past due more than 90 days of $0.6 million.

Total non-covered mortgage loans past due increased $1.1 million during the first three months of 2013. Although asset quality has declined in the mortgage portfolio, 66.0% of the past due loans were past due less than 90 days, including 23.6% past due less than 60 days. At December 31, 2012, those percentages were 69.4% and 25.3%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues.

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

As described above, covered assets were recorded at their acquisition date fair values.

Although covered loans are not included in the Company’s nonperforming assets, in accordance with bank regulatory reporting standards, both acquired loans considered impaired at the time of acquisition and those performing at the time of acquisition that meet the Company’s definition of a nonperforming loan at each balance sheet date are discussed below. Included in the discussion are all covered loans that are contractually past due based on the number of days past due. Certain measures of the asset quality of covered loans are discussed below. Loan balances are reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. The loss share agreements with the FDIC limit the Company’s exposure to loss during the loss claim period to no more than 20% of incurred losses for all covered loans and as little as 5% of incurred losses for certain loans. Therefore, balances discussed below are for general comparative purposes only and do not represent the Company’s risk of loss on covered assets.

TABLE 6 – PAST DUE COVERED LOAN SEGREGATION

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance

Accruing loans
30-59 days past due	$10,085	0.87%	$14,799	1.16%
60-89 days past due	3,223	0.28	7,303	0.57
90-119 days past due	851	0.07	2,376	0.18
120 days past due or more	1,377	0.12	252	0.02

Total Accruing Loans	15,536	1.34	24,730	1.93
Nonaccrual loans(1)	367,141	31.55	440,575	34.40

Total past due loans	$382,677	32.89%	$465,305	36.33%

(1)	For covered loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

Total covered loans past due at March 31, 2013 totaled $382.7 million before discounts, a decrease of $82.6 million, or 17.8%, from December 31, 2012. The decrease is consistent with not only the overall decrease in the covered loan portfolio, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due loans at the end of the first quarter of 2013 included $367.1 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $15.5 million in accruing loans past due greater than 30 days. Of the $15.5 million in accruing loans past due, $13.3 million, or 85.7%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $82.6 million decrease in covered loans past due, loans past due 30 to 89 days decreased $8.8 million, or 39.8%, while nonperforming loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of nonaccrual loans) decreased $73.8 million, or 16.7%. These decreases were a result primarily of payments on the loan balances during the current year.

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses, including a qualitative component. These factors include, but are not limited to, the overall risk profiles of the loan portfolios, net charge-off experience, the extent of impaired loans, the level of nonaccrual loans, the level of 90 days past due loans and the overall percentage level of the allowance. The Company also considers overall asset quality trends, changes in lending and risk management practices and procedures, trends in the nature and volume of the loan portfolio, including the existence and effect of any portfolio concentrations, changes in experience and depth of lending staff, legal, regulatory and competitive environment, national and regional economic trends, and data availability and applicability that might impact the portfolio. See the “Application of Critical Account Policies and Estimates” section of the Company’s Form 10-K filing for the year ended December 31, 2012 for more information.

During 2013, the Company did not substantively change any material aspect of its overall approach in the determination of the allowance for credit losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Certain inherent, but unconfirmed losses are probable within the loan portfolio. The Company’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation and other qualitative adjustments. In a stable or deteriorating credit environment, heavy reliance on historical loss rates and the credit grade rating process, results in model-derived required reserves that tend to slightly lag behind portfolio deterioration. Similar lags can occur in an improving credit environment whereby required reserves can lag slightly behind portfolio improvement. Given these model limitations, qualitative adjustment factors may be incremental or decremental to the quantitative model results.

The manner in which the allowance for credit losses is determined is based on the accounting method applied to the underlying loans. The Company delineates between loans accounted for under the contractual yield method, primarily legacy loans, and loans accounted for as purchased impaired loans, primarily acquired loans.

Legacy Loans

Legacy loans represent loans accounted for under the contractual yield method. The Company’s legacy loans include loans originated by the Company and acquired loans that are not accounted for as acquired credit impaired loans. See the “Application of Critical Account Policies and Estimates” section of the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 for more information.

Acquired Loans

Acquired loans, which include covered loans and certain non-covered loans, represent loans acquired by the Company that are accounted for in accordance with ASC 310-30. See discussion above, as well as the “Application of Critical Account Policies and Estimates” section of the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 for more information.

Loans acquired in business combinations were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. Under current accounting principles, information regarding the Company’s estimates of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Within a one-year period, if the Company discovers that it has materially underestimated the credit losses expected in the loan portfolio based on information available at the acquisition date, it will retroactively reduce or eliminate the gain and/or increase goodwill recorded on the acquisition. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

At March 31, 2013, the Company had an allowance for credit losses of $111.8 million to reserve for probable losses currently in the covered loan portfolio arising after the losses estimated at the respective acquisition dates. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at March 31, 2013 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.

TABLE 7 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	For the Three Months Ended March 31,
(Dollars in thousands)	2013	2012

Balance, beginning of period	$251,603	$193,761
Transfer of balance to OREO	(11,877)	(5,363)
(Reversal of) Provision charged to operations	(3,377)	2,857
(Reversal of) Provision recorded through the FDIC loss share receivable	(45,414)	684

Charge-offs:
Commercial and business banking	639	13,961
Mortgage	241	294
Consumer	1,223	1,282

Total charge-offs	2,103	15,537

Recoveries:
Commercial and business banking	244	173
Mortgage	31	10
Consumer	618	607

Total recoveries	893	790

Net charge-offs	1,210	14,747

Balance, end of period	$189,725	$177,192

Allowance for credit losses to nonperforming assets(1)(2)	117.7%	103.3%
Allowance for credit losses to total loans at end of period(2)	1.03%	1.33%
Net charge-offs to average loans(3)	0.06%	0.10%

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for credit losses in the calculation does not include the allowance allocated to covered assets.
(3)	Net charge-offs exclude charge-offs and recoveries on covered loans.

TABLE 8 – SUMMARY OF ACTIVITY BY LOAN TYPE

(In thousands)	March 31, 2013
		Non-covered loans
	Covered Loans	Legacy Loans	Acquired Loans	Total

Balance, beginning of period	$168,576	$74,211	$8,816	$251,603
(Reversal of) Provision for credit losses before benefit attributable to FDIC loss share agreements	(45,385)	(4,002)	596	(48,791)
Benefit attributable to FDIC loss share agreements	45,414	—	—	45,414

Net (reversal of) provision for credit losses	29	(4,002)	596	(3,377)

Decrease in FDIC loss share receivable	(45,414)	—	—	(45,414)

Transfer of balance to OREO	(11,318)	—	(559)	(11,877)

Loan charge-offs	(41)	(2,062)	—	(2,103)

Recoveries	—	893	—	893

Balance, end of period	$111,832	$69,040	$8,853	$189,725

(In thousands)	March 31, 2012
		Non-covered loans
	Covered Loans	Legacy Loans	Acquired Loans	Total

Balance, beginning of period	$118,900	$74,861	—	$193,761
Provision for credit losses before benefit attributable to FDIC loss share agreements	1,431	1,004	1,106	3,541
Benefit attributable to FDIC loss share agreements	(684)	—	—	(684)

Net provision for credit losses	747	1,004	1,106	2,857

Increase in FDIC loss share receivable	684	—	—	684

Transfer of balance to OREO	(5,357)	—	(6)	(5,363)

Loan charge-offs	(13,266)	(2,110)	(161)	(15,537)

Recoveries	17	771	2	790

Balance, end of period	$101,725	$74,526	941	$177,192

The allowance for credit losses was $189.7 million at March 31, 2013, or 2.21% of total loans, $61.9 million lower than at December 31, 2012. The allowance as a percentage of loans was 75 basis points below the 2.96% at December 31, 2012.

The decrease in the allowance was primarily related to a decrease in reserves on the covered and non-acquired loan portfolios. The allowance for credit losses on the non-covered portion of the Company’s loan portfolio decreased primarily due to an improvement in overall asset quality from December 31, 2012 and slower loan growth during the first three months of 2013. Asset quality improved over the prior year as evidenced by continued lower levels of net charge-offs and past due loans. The non-covered allowance for credit losses also includes a reserve of $8.9 million on the Company’s non-covered acquired loans to reserve for losses probable in those portfolios at March 31, 2013 above estimated expected credit losses at acquisition.

The allowance for credit losses on covered loans decreased $56.7 million, or 33.7%, from December 31, 2012 and was primarily the result of a change in expected cash flows on certain of the Company’s acquired loan pools during the first three months of 2013. The reserve was adjusted during the year to cover the expected losses in these pools. On a gross basis, the Company was able to reverse $45.4 million in the current quarter to account for these estimated cash flow changes. The allowance on covered loans was also reduced by $11.3 million when loan collateral was moved to OREO during 2013.

At March 31, 2013, excluding the acquired loan portfolios, the allowance for credit losses covers nonperforming loans 1.2 times. On that same basis, the allowance for credit losses on non-covered loans covers total past due loans 1.5 times at December 31, 2012. Including acquired loans, the allowance for credit losses covers 65.3% of total past due and nonaccrual loans at March 31, 2013, an increase compared to the December 31, 2012 coverage of 64.9%.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $138.6 million, or 32.8%, during the first quarter of 2013 as the Company recorded a valuation allowance of $31.8 million, reduced the balance $45.4 million to offset the allowance for credit loss adjustment recorded during the first quarter of 2013, and claimed reimbursements from the FDIC resulting from loan charge-offs, OREO sales, and OREO write-downs, included in other assets discussed below. The loss share receivable also decreased as a result of amortization during the year. See Note 6 to the unaudited consolidated financial statements for additional information.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

TABLE 9 – FDIC LOSS SHARE RECEIVABLE ACTIVITY

(In thousands)	For the Three Months Ended March 31,
	2013	2012

Balance, beginning of period	$423,069	$591,844
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(45,414)	684

Amortization	(27,702)	(27,927)
Submission of reimbursable losses to the FDIC	(30,491)	(28,418)
Impairment	(31,813)	—
Changes due to a change in cash flow assumptions on OREO	(3,178)	1,265

Balance, end of period	$284,471	$537,448

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, the Company concluded that certain expected losses are probable of not being collected from neither the FDIC nor the customer because such projected losses are anticipated to occur beyond the reimbursable periods of the loss share agreements. On April 10, 2013, the Audit Committee and the Board of Directors concluded that an impairment charge was required under generally accepted accounting principles applicable to the Company and should be recognized in the Company’s unaudited consolidated financial statements for the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31.8 million through a charge to net income.

Of the FDIC loss share receivables balance of $284.5 million, approximately $127 million is expected to be collected from the FDIC, $126 million, which represents improvements in cash flows expected to be collected from customers, is expected to be amortized over time, and $31 million is expected to be collected from other real estate owned (“OREO”). Substantially all of the $126 million to be amortized is expected to be offset by future collections from customers resulting from improved expected cash flows.

The Company does not anticipate owing any consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions of these agreements. Of the three agreements with the FDIC that contain clawback provisions, cumulative losses to date under two of these agreements have exceeded the calculated loss amounts which would result in clawback if not incurred. The sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement. However, the future performance of the remaining covered assets (namely improvements in the forms of recoveries and/or reduced losses) for each of the three agreements beyond each agreement’s respective collection period could require the Company to be subject to the clawback provisions for that agreement. The clawback provisions generally stipulate that in the event of not meeting certain thresholds of loss, the Company is required to pay the FDIC a percentage as defined in the respective agreements.

Refer to the “Other Assets” discussion below for additional amounts due from the FDIC related to loss share agreements.

Investment Securities

Investment securities increased by $199.9 million to $2.1 billion at March 31, 2013. The increase was due to the use of available funds in the first quarter of 2013 to purchase available for sale investments. These additional investments were offset partially by the sales and maturities of investment securities thus far in 2013. As a result of these purchases, as a percentage of total assets, investment securities increased to 16.6% of total assets at March 31, 2013, from 14.9% at December 31, 2012. Investment securities were 17.3% of average earnings assets in the current quarter and 19.0% in the first quarter of 2012.

The following table shows the carrying values of securities by category as of March 31, 2013 and December 31, 2012.

TABLE 10 – CARRYING VALUE OF SECURITIES

(In thousands)
	March 31, 2013		December 31, 2012

Securities available for sale:
U.S. Government-sponsored enterprise obligations	$530,840	25%	$285,724	15%
Obligations of state and political subdivisions	122,846	6	127,075	7
Mortgage backed securities	1,296,324	60	1,330,656	68
Other securities	1,538	—	1,549	—

Total securities available for sale	1,951,548	91	1,745,004	90

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	69,951	3	69,949	4
Obligations of state and political subdivisions	85,723	4	88,909	4
Mortgage backed securities	42,768	2	46,204	2

Total securities held to maturity	198,442	9	205,062	10

Total investment securities	$2,149,990	100%	$1,950,066	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At March 31, 2013, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2013. There were no transfers of securities between investment categories during the year.

TABLE 11 – INVESTMENT PORTFOLIO ACTIVITY

(In thousands)	Available for Sale	Held to Maturity
Balance, beginning of period	$1,745,004	$205,062
Purchases	548,154	2,412
Sales, net of gains	(43,377)	—
Principal maturities, prepayments and calls, net of gains	(288,650)	(8,693)
Amortization of premiums and accretion of discounts	(5,261)	(339)
Change in market value	(4,322)	—
Other-than-temporary impairment	—	—

Balance, end of period	$1,951,548	$198,442

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis, the Company recorded an other-than-temporary impairment charge of $0.5 million during 2011 on one unrated municipal revenue bond. During that year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The total impairment recorded was 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but noted no further deterioration in the operating environment of the bond issuer. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at March 31, 2013 and December 31, 2012.

Note 5 of the footnotes to the consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions decreased $279.4 million, or 38.7%, from $722.8 million at December 31, 2012 to $443.4 million at March 31, 2013. The primary cause of the decrease was the Company’s use of available cash to purchase higher-yielding investment securities, fund loan growth, and pay down its long-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances as of March 31, 2013 and December 31, 2012.

TABLE 12 – OTHER ASSETS COMPOSITION

(dollars in thousands)	March 31, 2013	December 31, 2012	Increase/ (Decrease)
			Amount	Percent
Other Earning Assets
FHLB and FRB stock	$39,864	$46,216	$(6,352)	(13.7)%
Fed funds sold	—	4,875	(4,875)	(100.0)
Other interest-bearing assets(1)	3,412	3,412	—	—

Total earning assets	43,276	54,503	(11,227)	(20.6)%

Non-Earning Assets
Premises and equipment	304,353	303,523	830	0.3%
Bank-owned life insurance	101,495	100,556	939	0.9
Goodwill	401,872	401,872	—	—
Core deposit intangibles	17,997	19,122	(1,125)	(5.9)
Title plant and other intangible assets	7,602	7,660	(58)	(0.8)
Accrued interest receivable	32,707	32,183	524	1.6
Other real estate owned	131,836	121,536	10,300	8.5
Derivative market value	41,208	42,119	(911)	(2.2)
Receivable due from the FDIC	3,331	3,259	72	2.2
Investment in new market tax credit entities	134,161	135,793	(1,632)	(1.2)
Other	77,097	48,988	28,109	57.4

Total Other Assets	$1,296,935	$1,271,114	$25,821	2.0%

(1)	Other interest-bearing assets are composed primarily of trust preferred common securities.

The $6.4 million decrease in FHLB and FRB stock was the result of $6.5 million in stock repurchases thus far in 2013. The repurchases are mandatory for eligible stock based on FHLB regulations. The repurchases were partially offset by $0.1 million in purchases of stock.

Fed funds sold and financing transactions represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. The Company had $4.9 million in financing transactions outstanding at the end of 2012, whereas there were no fed funds sold or financing transactions at March 31, 2013. There was no change to the balance of other interest-bearing assets from 2012.

The $0.8 million increase in premises and equipment thus far in 2013 was a result of additional capitalized expenditures at the Company’s branches during the current quarter. The investment in additional branch property is part of the Company’s growth strategy and expansion into new markets. Total additions from the new branch assets were offset by the current quarter depreciation taken on the assets in service.

The $0.9 million increase in the Company’s bank-owned life insurance balance was a result of the income earned on policies during the first quarter.

The $1.1 million decrease in core deposit intangibles was due to amortization expense during the current quarter.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $10.3 million increase in the Company’s OREO balance from December 31, 2012 was a result of the additional covered OREO properties at March 31, 2013. Covered OREO properties were $89.2 million and $77.2 million at March 31, 2013 and December 31, 2012, respectively, which represented an increase of $12.0 million, or 15.5%, during the current quarter. The increase was a result of the movement of foreclosed covered assets to OREO. Non-covered OREO decreased $1.7 million, or 3.7%, and was primarily a result of the sale of OREO properties during the quarter.

The balance due to the Company from the FDIC from claims associated with the loss share agreements increased slightly during the first quarter of 2013. The increase in the balance was a result of the timing of repayment from the FDIC of losses submitted and timing of losses incurred. The Company’s submission of losses has remained steady compared to 2012 as the Company continues to manage the covered assets to ultimate disposition in a manner that is least loss to the FDIC. The balance due from the FDIC includes the reimbursable portion of incurred losses, net of recoveries (as those terms are defined in the respective loss share agreements) and reimbursable expenses, which were approximately $2.1 million and $3.3 million at March 31, 2013 and December 31, 2012, respectively.

The $1.6 million decrease in the Company’s investments in new market tax credits is a result of the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation. There were no new investments in new market tax credits thus far in 2013.

The $28.1 million increase in other assets since December 31, 2012 was primarily the result of an increase of $26.5 million in the Company’s receivable for funds from the sale of investment securities before the end of the first quarter. Funds were received upon settlement in April 2013. In addition, the Company’s current income tax receivable increased $8.5 million as a result of the income tax benefit recorded during the current quarter. Offsetting these increases were decreases in prepaid assets and other current receivables since December 31, 2012.

There was no significant change in the Company’s title plant balance since December 31, 2012.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. Refer to the “Liquidity” section below for further discussion of the Company’s sources and uses of funding sources. The following discussion highlights the major changes in the mix of deposits and other funding sources during the three-month period ended March 31, 2013.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first quarter of 2013, total deposits decreased $62.0 million, or less than 1%, totaling $10.7 billion at March 31, 2013, as total noninterest-bearing deposits increased $4.1 million and interest-bearing deposits decreased $66.2 million, or 0.8%, from December 31, 2012. Increases in the Company’s core deposit products were offset by a continued decline in total time deposits, as higher-priced certificates of deposit (“CDs”) matured and were not renewed due to continued rate reductions.

The following table and chart sets forth the composition of the Company’s deposits as of March 31, 2013 and December 31, 2012.

TABLE 13 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)
	March 31, 2013		December 31, 2012		Increase/(Decrease)
Noninterest-bearing deposits	$1,971,809	19%	$1,967,662	18%	$4,147	0.2%
NOW accounts	2,480,305	23	2,523,252	24	(42,947)	(1.7)
Money market accounts	3,773,172	35	3,738,480	35	34,692	0.9
Savings accounts	382,801	4	364,703	3	18,098	5.0
Certificates of deposit	2,078,180	19	2,154,180	20	(76,000)	(3.5)

Total deposits	$10,686,267	100%	$10,748,277	100%	$(62,010)	(0.6)%

From a product perspective, interest-bearing deposits decreased $66.2 million, or 0.8%. Growth of $9.8 million, or less than 1%, in transaction and limited transaction accounts was offset by deposit losses from time deposits of $76.0 million. The decrease was seen in many of the Company’s markets, including the New Orleans, Lafayette, and Northeast Arkansas markets, where higher-priced certificates of deposit matured and were either not renewed or renewed at lower interest rates. The increase in noninterest-bearing deposits continues to provide the Company with a good source of available funds for continued asset growth.

Total time deposits decreased $76.0 million, or 3.5%, during the current quarter. Certificates of deposit in denominations of $100,000 and over decreased $53.1 million, or 4.6%, to $1.1 billion at March 31, 2013.

From a market perspective, total deposit growth was seen primarily in the Company’s Birmingham, Alabama, Memphis, Tennessee and Southwest Louisiana markets. Birmingham’s total customer deposits increased $33.3 million, or 9.0% during the first quarter of 2013. Total deposits in Memphis increased $5.0 million, or 3.2% since the end of 2012, while Southwest Louisiana had total customer deposit growth of $40.2 million, or 7.7%. Total deposit growth was offset by deposit runoff in the New Orleans, Louisiana, Baton Rouge, Louisiana, and Northeast Arkansas markets, primarily a result of time deposit runoff and decreases in seasonal noninterest and interest-bearing deposits.

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

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.80%. The following table details the average and ending balances of repurchase transactions as of and for the quarters ending March 31:

TABLE 14 – REPURCHASE TRANSACTIONS

(In thousands)
	2013	2012
Average balance	$292,448	$219,846
Ending balance	294,156	266,489

Since December 31, 2012, total short-term borrowings decreased $8.9 million, or 2.9%, to $294.2 million at March 31, 2013. The decrease was the result of a decrease in the Company’s securities sold under agreements to repurchase. On an average basis, short-term borrowings increased 30.7% from the first quarter of 2012. The increase in the average outstanding balance was largely due to management’s decision to take advantage of lower-cost funding sources during the current year.

Total short-term debt was 2.6% of total liabilities and 47.7% of total borrowings at March 31, 2013 compared to 2.6% and 41.7%, respectively, at December 31, 2012. On an average basis, short-term borrowings were 2.5% of total liabilities and 41.6% of total borrowings in the current quarter, compared to 2.2% and 33.9%, respectively, during the first quarter of 2012.

The weighted average rate paid on short-term borrowings was 0.19% thus far in 2013, compared to 0.25% for the first quarter of 2012.

Long-term Debt

The Company’s long-term borrowings decreased $100.3 million, or 23.7%, to $323.0 million at March 31, 2013, compared to $423.4 million at December 31, 2012. The decrease in borrowings from December 31, 2012 is a result of the scheduled repayment of a portion of the Company’s long-term advances from the FHLB during the quarter, but is also a result of the redemption of $90.0 million in advances acquired in previous acquisitions. The early redemption resulted in additional expense of $2.3 million in the current quarter based on the prepayment penalty on the advances. As a result, the Company expects to reduce future interest expense by $2.5 million over the next five quarters.

On average, the Company’s long-term debt decreased to $411.9 million during the first three months of 2013. Average long-term debt was 3.6% of total liabilities during the current quarter, lower than the average during the first quarter of 2012 of 4.3%. On a period-end basis, long-term debt was 2.8% of total liabilities at March 31, 2013, also a decrease from 3.6% at December 31, 2012.

The Company’s long-term borrowings at March 31, 2013 included $133.5 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The Company’s remaining debt consists of $111.9 million of junior subordinated deferrable interest debentures of the Company and $77.7 million in notes payable on investments in the Company’s new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2013, shareholders’ equity totaled $1.5 billion, a decrease of $5.8 million, or less than 1%, compared to December 31, 2012. The following table details the changes in shareholders’ equity during the three months ended March 31, 2013.

TABLE 15 – CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Amount
Balance, beginning of period	$1,529,868
Net income	717
Other comprehensive loss	(1,185)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	2,253
Cash dividends declared	(10,095)
Share-based compensation cost	2,512

Balance, end of period	$1,524,070

Shareholder’s equity decreased as a result the dividend payments to common shareholders of $10.1 million in the current period, or $0.34 per common share.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At March 31, 2013, the Company exceeded all regulatory capital ratios.

At the end of the first quarter, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following table and chart.

TABLE 16 – REGULATORY CAPITAL RATIOS

(Dollars in thousands)	Entity	“Well- Capitalized” Minimums	At March 31, 2013
			Actual	Excess Capital

Ratio
Tier 1 Leverage Ratio	Consolidated	5.00%	9.37%	$551,102
	IBERIABANK	5.00	8.24	407,348

Tier 1 risk-based capital ratio	Consolidated	6.00	12.54	616,454
	IBERIABANK	6.00	11.03	472,501

Total risk-based capital ratio	Consolidated	10.00	13.80	358,305
	IBERIABANK	10.00	12.29	215,344

In June 2012, the FRB approved three related notices of proposed rulemaking (the “NPRs”) relating to implementation of minimum capital requirements and a capital conservation buffer reflecting requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and the Basel III international capital standards. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC, and the Office of the Comptroller of Currency after each agency has completed its approval process. If approved as proposed, the NPRs would be effective over a phased-in period from 2013 to 2019. The Company is in the process of evaluating the impact of the proposed rules on the Company and IBERIABANK.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $0.7 million and $19.4 million for the three months ended March 31, 2013 and 2012, respectively. Earnings per share (“EPS”) on a diluted basis were $0.02 and $0.66 for the first quarters of 2013 and 2012, respectively. In the first three months of 2013, net interest income increased $1.0 million, or 1.1%, over the same period of 2012, as interest expense decreased $3.8 million, or 21.8%, and interest income decreased $2.8 million, or 2.5%. Net interest income increased as a result of the decrease in the cost of interest-bearing liabilities, but was offset by a similar decrease in earning asset yields. The decrease in yields on earnings assets was offset partially by additional customer loan volume in 2013, resulting from both acquisition and organic growth. Income available to common shareholders was also positively impacted by a $6.2 million decrease in the Company’s provision for credit losses, but was negatively impacted by a $45.0 million increase in noninterest expenses, the drivers of which are discussed below in the “Noninterest Expense” section of the discussion.

The decrease in income before income taxes contributed to a decrease in income tax expense of $12.0 million in the first quarter of 2013. Cash earnings, defined as net income before the net of tax amortization of acquisition intangibles, amounted to $1.5 million and $20.2 million for the quarters ended March 31, 2013 and 2012, respectively.

The following discussion provides additional information on the Company’s operating results for the three-month periods ended March 31, 2013 and 2012, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.12%, and 3.43% during the first quarters of 2013 and 2012, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.23% and 3.59% for the same periods. Net interest spread and net interest margin were affected in the first quarter of 2013 by additional amortization of the Company’s FDIC loss share receivable due to the adoption of ASU No. 2012-06 in the current year.

Net interest income increased 1.1%, in the first three months of 2013 when compared to the corresponding quarter of 2012, to $92.9 million from $91.9 million. The improvement in net interest income was the result of a $1.4 billion increase in average earning assets and a decrease in the average cost of interest-bearing liabilities of 24 basis points, but was offset by an 11.3% increase in the average balance of interest-bearing liabilities and a 55 basis point decrease in earning asset yield. The average balance sheet growth over the past twelve months is primarily a result of growth in both the Company’s earning assets and noninterest-bearing deposits, due to both acquisition-related growth from Florida Gulf in the third quarter of 2012 and organic growth in the Company’s balance sheet.

Average loans made up 72.2% and 70.7% of average earning assets in the first quarters of 2013 and 2012, respectively. Quarter-to-date average loans increased $159.3 million, or 1.9%, since December 31, 2012, and $1.2 billion, or 15.7%, since March 31, 2012, and was the result of loan growth in the Company’s non-covered loan portfolio. Investment securities made up 17.3% of average earning assets during the current quarter, compared to 19.0% during the same period of 2012. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short- and long-term debt in efforts to improve net interest income. Other significant components of earning assets during the first quarter of 2013 included the Company’s FDIC loss share receivable (3.2% of average earning assets) and excess liquidity (5.3% of average earning assets). During the first quarter of 2012, the Company’s FDIC loss share receivable was 5.5% of average earning assets, with excess liquidity accounting for 3.1% of average earning assets.

Average interest-bearing deposits made up 92.6% of average interest-bearing liabilities during the current quarter, up slightly from 92.2% during the first three months of 2012. Average short- and long-term borrowings made up 3.1% and 4.4% of average interest-bearing liabilities in the first quarter of 2013, respectively, compared to 2.6% and 5.1% during the first quarter of 2012.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in nonearning assets. Taxable equivalent yields are calculated using a marginal tax rate of 35%.

TABLE 17 – AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	For The Three Months Ended March 31,
(Dollars in thousands)	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans receivable:
Mortgage loans	$472,112	$7,458	6.32%	$470,429	$8,468	7.20%
Commercial loans (TE)	6,205,785	88,437	5.80	5,362,517	91,086	6.82
Consumer and other loans	1,865,641	27,172	5.91	1,548,242	24,380	6.33

Total loans	8,543,538	123,067	5.85	7,381,188	123,934	6.74

Loans held for sale	178,387	1,325	2.97	117,186	1,049	3.58
Investment securities (TE)	2,042,275	8,861	1.92	1,987,202	11,455	2.51
FDIC loss share receivable	384,319	(27,702)	(28.83)	573,776	(27,927)	(19.26)
Other earning assets	678,917	865	0.52	384,861	676	0.71

Total earning assets	11,827,436	106,416	3.70	10,444,213	109,187	4.25

Allowance for credit losses	(245,384)			(185,952)
Nonearning assets	1,492,956			1,429,820

Total assets	$13,075,008			$11,688,081

Interest-bearing liabilities:
Deposits:
NOW accounts	$2,464,922	$1,944	0.32%	$1,924,371	$1,911	0.40%
Savings and money market accounts	4,170,123	3,556	0.35	3,481,073	4,384	0.51
Certificates of deposit	2,130,948	4,654	0.89	2,445,008	7,666	1.26

Total interest-bearing deposits	8,765,993	10,154	0.47	7,850,452	13,961	0.72

Short-term borrowings	292,948	141	0.19	224,066	142	0.25
Long-term debt	411,933	3,250	3.16	436,331	3,223	2.92

Total interest-bearing liabilities	9,470,874	13,545	0.58	8,510,849	17,326	0.82

Noninterest-bearing demand deposits	1,937,890			1,530,504
Noninterest-bearing liabilities	135,176			149,946

Total liabilities	11,543,940			10,191,299
Shareholders’ equity	1,531,068			1,496,782

Total liabilities and shareholders’ equity	$13,075,008			$11,688,081

Net earning assets	$2,356,562			$1,933,364
Net interest spread		$92,871	3.12%		$91,861	3.43%
Net interest income (TE) / Net interest margin (TE)		$95,335	3.23%		$94,233	3.59%

The following table sets forth, for the periods indicated, information regarding the Company’s average loan balance and average yields, segregated into the covered and non-covered portfolio. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

TABLE 18 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended March 31,
(Dollars in thousands)	2013		2012
	Average Balance	Average Yield	Average Balance	Average Yield

Non-covered loans (TE)(1)	$7,504,069	4.44%	$6,088,027	4.78%

Covered loans (TE)(1)	1,039,469	16.05	1,293,161	15.97
FDIC loss share receivable	384,319	-28.83	573,776	-19.26

Net covered loans (TE)(1)	1,423,788	5.35	1,866,937	7.45

Total loan portfolio (TE)(1)	$8,927,857	4.36%	$7,954,964	4.87%

(1)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

The following table displays the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times the average yield/rate for the two periods), (ii) changes attributable to rate (changes in average rate between periods times the average volume for the two periods), and (iii) total increase (decrease). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

TABLE 19 – SUMMARY OF CHANGES IN NET INTEREST INCOME

	2013 / 2012
	Change Attributable To
(In thousands)	Volume	Rate	Total Increase (Decrease)
Earning assets:
Loans receivable:
Mortgage loans	$30	$(1,040)	$(1,010)
Commercial loans (TE)	13,246	(15,895)	(2,649)
Consumer and other loans	4,616	(1,824)	2,792
Loans held for sale	478	(202)	276
Investment securities (TE)	225	(2,819)	(2,594)
FDIC loss share receivable	11,050	(10,825)	225
Other earning assets	92	97	189

Total net change in income on earning assets	29,737	(32,508)	(2,771)

Interest-bearing liabilities:
Deposits:
NOW accounts	474	(441)	33
Savings and money market accounts	739	(1,567)	(828)
Certificates of deposit	(896)	(2,116)	(3,012)
Borrowings	(148)	174	26

Total net change in expense on interest-bearing liabilities	169	(3,950)	(3,781)

Change in net interest spread	$29,568	$(28,558)	$1,010

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

The decrease in yield on total earning assets between 2013 and 2012 was driven by lower yields on the Company’s loan and investment security portfolios, as well as a higher amortization of the Company’s FDIC loss share receivable (that results in a negative yield for this asset).

For the three months ended March 31, 2013, the decrease in the rates earned on the Company’s assets drove the $2.8 million decrease in interest income, but average balance increases in the largest components of earning assets offset these rate decreases. Average loan balances increased $1.2 billion, or 15.7%, over the comparable 2012 quarter and can be attributed to the non-covered loan growth since March 31, 2012, both from the Florida Gulf acquisition and organic non-covered loan growth. Covered loan yields decreased 210 basis points during the current quarter. The amortization of the loss share receivable was $27.7 million thus far in 2013, a decrease of $0.2 million that can be attributed to the additional amortization recorded on the portfolio as a result of the adoption of ASU 2012-06. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. Interest income growth was also slowed in the current year by a decrease in the yield on the Company’s non-covered loan portfolio of 34 basis points to 4.44%. The total yield of the loan portfolio when including the loss share receivable was 4.36%, 51 basis points lower than the same period of 2012, and offset the income earned on loan volume increases over 2012.

Interest income growth was also slowed by a 59 basis point decrease in the yield on the Company’s investment securities. Average investment securities increased $55.1 million, however, between the first quarters of 2013 and 2012, partially offsetting the effect the yield decline had on interest income. Despite the decrease in yield, investment securities yielded 1.92% during the first three months of 2013, well above the yield on interest-bearing cash and fed funds sold of 0.23% for the same period.

Driven by a decrease of 24 basis points in the rate paid on interest-bearing liabilities during the current quarter, interest expense decreased $3.8 million, or 21.8%, from the first quarter of 2012. Despite an increase of $915.5 million in average interest-bearing deposits (a result of both acquired Florida Gulf deposits and organic deposit growth), interest expense on the Company’s deposits decreased 27.3%, or $3.8 million, from 2012, as the average rate paid on these deposits decreased to 0.47% for the first quarter of 2013, a 25 basis point drop. Higher-yielding time deposits across many markets either matured or were repriced during 2013, driving the expense and rate decreases. Interest expense on the Company’s short- and long-term borrowings remained flat with the first quarter of 2012, as average balance increases were offset by a decline in the rate paid on these borrowings.

Provision for Credit Losses

Management of the Company assesses the allowance for credit losses monthly and will make provisions for credit losses as deemed appropriate in order to maintain the appropriateness of the allowance for credit losses. Increases in the allowance for credit losses are achieved through provisions for credit losses that are charged against income. Adjustments to the allowance may also result from credit quality changes associated with loans acquired.

On a consolidated basis, the Company recorded a reversal of provision for credit losses of $3.4 million for the three months ended March 31, 2013, a $6.2 million, or 218.2%, decrease from the provision recorded for the same period of 2012. The Company’s provision in 2013 included a provision for changes in expected cash flows on the Company’s acquired loan portfolio of $0.6 million, but was offset by a $4.0 million decrease in the Company’s provision recorded on non-acquired loans based on an improvement in asset quality. The Company’s total provision was limited in the first quarter of 2013 by an improvement in legacy portfolio asset quality over the past 12 months, as multi-year net charge-off trends in this portfolio continue to show signs of improvement.

Non-covered loans past due totaled $119.3 million at March 31, 2013, a decrease of $8.5 million from December 31, 2012. Past due loans, including nonaccrual loans, were 1.56% of total loans (before acquired loan discount adjustments) at the end of the first quarter of 2013, a 15 basis point decrease from December 31, 2012. Excluding the acquired loans, loans past due were 0.81% of total loans at March 31, 2013, an improvement of 11 basis points from the fourth quarter of 2012.

Net charge-offs on the consolidated portfolio were $1.2 million year-to-date, a net charge-off percentage of 0.06%, three basis points lower than the 0.09% in the first quarter of 2012. The net charge-offs were a result of $2.1 million in charge-offs and $0.9 million in recoveries.

The Company believes the allowance was appropriate at March 31, 2013, December 31, 2012, and March 31, 2012 to cover probable losses in the Company’s loan portfolio. The allowance for credit losses as a percentage of outstanding loans, net of unearned income, decreased 75 basis points from 2.96% at December 31, 2012 to 2.21% at March 31, 2013.

The Company’s allowance for the non-covered portfolio was 1.03% of non-covered loans at March 31, 2013 and 1.12% at December 31, 2012. On the same basis, the Company’s allowance at March 31, 2013 was 155.7% of total nonperforming loans, which compares favorably to 81.3% of nonperforming loans at the end of 2012.

Noninterest Income

The Company’s operating results for the three months ended March 31, 2013 included noninterest income of $44.5 million compared to $37.4 million for the same period of 2012. The growth of the Company’s noninterest income has been a management focus in response to a challenging interest rate environment. As a result, the Company has continued to increase its investment in these revenue streams, primarily its wealth management, trust, and brokerage businesses, in order to improve its noninterest income. Noninterest income as a percentage of total gross revenue (defined as total interest and noninterest income) thus far in 2013 increased to 29.5% compared to 25.5% of total gross revenue in the first quarter of 2012.

The following table illustrates the primary components of noninterest income for the periods indicated.

TABLE 20 – NONINTEREST INCOME

(Dollars in thousands)	Three Months Ended March 31,		Percent Increase
	2013	2012	(Decrease)

Service charges on deposit accounts	$6,797	$5,980	13.7%
ATM/debit card fee income	2,183	2,024	7.9
Income from bank owned life insurance	939	951	(1.3)
Mortgage income	18,931	13,718	38.0
Gain (loss) on sale of assets	47	(25)	288.8
Gain on sale of investments, net(1)	2,359	2,836	(16.8)
Title revenue	5,021	4,533	10.8
Broker commission income	3,534	3,060	15.5
Other income	4,680	4,319	8.4

Total noninterest income	$44,491	$37,396	19.0%

(1)	Gain on sale of investments includes gains on the calls of held to maturity securities of $31,000 and $35,000 for the three months ended March 31, 2013 and 2012, respectively.

Service charges on deposit accounts increased $0.8 million in the first quarter of 2013 over the prior quarter-to-date period, due primarily to an increase in service charge fees and NSF charges. Customers increased as a result of the Florida Gulf acquisition and new branch openings over the past 12 months.

ATM/debit card fee income increased $0.2 million for the corresponding 2012 period primarily due to an increase in interchange fee income from increases in transaction volume from the expanded cardholder base and in usage by customers.

Income earned from bank owned life insurance remained flat in the first quarter of 2013 when compared to the first quarter of 2012, consistent with market performance and current yields.

IMC had another successful quarter in terms of production and sales volume, which drove the $5.2 million increase in mortgage loan income over the first quarter ended March 31, 2012. Sales proceeds increased $145.4 million, or 29.7%, between the two first quarters. In addition to the volume increase, a higher margin on the sales of mortgage loans led to higher income thus far in 2013. Average margin on the sale of mortgage loans was 3.09% during the first quarter of 2013, an 18 basis point increase over the average margin in the first quarter of 2012.

The Company recorded a net gain on the sale of assets during 2013 of less than $0.1 million as a result of the disposal of equipment no longer in use.

Changes in the sales volume of investment securities primarily drove the change in the gains recorded on these sales. Gains on investment sales decreased $0.5 million in the first quarter of 2013 when compared to the same 2012 period. Gains were recorded on the sale of $43.4 million in available-for-sale securities and the call of $8.7 million of held-to-maturity investments for the three months of 2013, compared to the sale of $79.0 million in securities during the first quarter of 2012.

Title income increased $0.5 million during the first quarter of 2013 when compared to the first quarter of 2012 and was the result of a favorable mortgage business environment, fueled by low mortgage interest rates.

Similar to IMC, the Company’s wealth management subsidiaries had very successful revenue growth, as total broker commissions increased $0.5 million compared to 2012, a result of the Company’s expanded client base and service offering. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased $1.1 million, or 217.9%, over the comparable 2012 period, but was offset by slightly lower sales commissions.

Other noninterest income increased $0.4 million for the three months ended March 31, 2013 when compared to the corresponding three-month period of 2012. Other noninterest income in 2013 was positively impacted by higher trust department income (an increase of $0.3 million, or 35.7%), which can be attributed to the increased customer base and growth of the business. Income was also positively affected by an increase in credit card fee income of $0.3 million, but those increases were partially offset by lower deferred compensation earnings in the first quarter of 2013.

Noninterest Expense

The Company’s results for the first three months of 2013 included noninterest expenses of $144.9 million, $45.0 million above noninterest expenses of $99.9 million for the first quarter of 2012. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions, product expansion, and operational investments have caused related increases in several components of noninterest expense. Since the first quarter of 2012, the Company acquired eight branches in the Florida Gulf acquisition and, after adjusting for closed or consolidated branches, an additional two branches.

The most significant driver of the increase in noninterest expense over the first quarter of 2012 was the $31.8 million impairment recorded in 2013 on the Company’s FDIC loss share receivables. Also affecting results was the $2.3 million prepayment penalty recorded in the first quarter of 2013 to repay $90.0 million in long-term FHLB advances acquired in prior periods. Excluding these two charges, noninterest expense would have been increased $10.9 million, or 10.9%, more representative of the Company’s growth over the past 12 months.

The following table illustrates the primary components of noninterest expense for the periods indicated.

TABLE 21 – NONINTEREST EXPENSE

(Dollars in thousands)	Three Months Ended March 31,		Percent Increase
	2013	2012	(Decrease)

Salaries and employee benefits	$62,529	$54,819	14.1%
Occupancy and equipment	15,195	12,719	19.5
Franchise and shares tax	1,220	1,020	19.6
Communication and delivery	3,271	3,133	4.4
Marketing and business development	3,087	3,022	2.2
Data processing	3,992	3,176	25.7
Printing, stationery and supplies	757	790	(4.2)
Amortization of acquisition intangibles	1,183	1,290	(8.3)
Professional services	4,418	4,100	7.8
Net costs of OREO	972	2,684	(63.8)
Credit and other loan related expense	3,739	4,027	(7.1)
Insurance	2,501	2,609	(4.2)
Travel and entertainment	2,268	2,124	6.8
Impairment of FDIC loss share receivable	31,813	—	100.0
Prepayment penalty on FHLB debt	2,307	—	100.0
Other expenses	5,646	4,360	29.5

Total noninterest expense	$144,898	$99,873	45.1%

Salaries and employee benefits increased $7.7 million in the first three months of 2013 when compared to the corresponding 2012 period. The increase was primarily the result of increased staffing due to the growth of the Company. Current year expenses include the full year impact of additional Florida Gulf personnel, as well as personnel from the Company’s new branches. Full-time equivalent employees increased to over 2,700 at the end of the first quarter, a 4.9% increase from March 31, 2012. The Company added these employees as part of the Florida Gulf acquisition, but the increase includes additional revenue-producing positions at IBERIABANK and its mortgage origination subsidiary.

Total employee compensation increased $6.1 million, or 12.8%, while related employee benefits increased 22.9%, or 1.8 million, to $9.7 million for the quarter ended March 31, 2013. The increase in compensation is a result of the increase in headcount due to the growth of the Company, but is also a result of a full quarter of compensation expense from Florida Gulf employees in 2013. Employee compensation in the current period included $0.2 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants over the past 12 months. Employee compensation also includes commissions and production-related bonuses which increased $1.3 million, or 26.1% from 2012, consistent with the increases in income from these product lines.

Employee benefits include payroll taxes, medical and dental insurance expenses, and retirement contributions. The increase in these benefits was a result of $0.6 million in additional hospitalization expense during the first quarter of 2013, partially from an increase in headcount and partially from higher claims processed in the current quarter. Employee benefits also included a $1.0 million, or 26.7%, increase in total payroll taxes in 2013, mostly a result of the elimination of payroll tax cuts at the end of 2012.

Occupancy and equipment expenses were up $2.5 million, or 19.5%, from the first quarter of 2012. These increased costs include repairs and maintenance on branches, depreciation, utilities, rentals and property taxes. Depreciation expense increased $1.0 million, or 23.0%. The higher depreciation expense is a result of additional branches opened and the Florida Gulf branches, but also includes $0.4 million in accelerated depreciation on the Company’s four branches that closed in 2013. Building rent, repairs, and property taxes increased $0.6 million, $0.7 million, and $0.2 million, respectively, and account for most of the remaining increase over the period ended March 31, 2012.

Franchise and shares tax expense increased $0.2 million as a result of a $0.2 million increase in franchise tax expense in the current period as a result of a result of a higher assessment base for the calculation for IBERIABANK. The higher assessment resulted from increased equity at IBERIABANK at the end of December.

The Company’s expansion from the Florida Gulf acquisitions as well as new branches opened since the end of the first quarter of 2012 led to a $0.1 million increase in communication and delivery expenses. The increase was the result of an increase in data line and telephone expenses. The increase was consistent with the expansion of the Company’s footprint.

In the first quarter of 2013, marketing and business development expenses increased $0.1 million from the same period of 2012 as a result of a $0.2 million increase in business development expenses, with the increase a result of its focused efforts in community reinvestment activities. Offsetting the increase was a reduction in advertising expenses. Advertising expenses for the first quarter of 2012 included expenses focused on the Company’s 125th anniversary campaign and included promotional giveaways and focused branch events.

Data processing expenses increased $0.8 million in the first quarter of 2013 as the Company incurred additional processing charges as the Company increases its branch network and system capabilities and software amortization from system enhancements and upgrades.

Because there were no new core deposit intangible assets created in the 2012 acquisition of Florida Gulf, amortization expense decreased from the first quarter of 2012 by $0.1 million. The decrease was a result of the accelerated amortization of existing core deposit and other intangible assets recorded in earlier periods.

Due to the growth of the Company over the past 12 months, professional services expense thus far in 2013 was $0.3 million higher than in 2012. The continued expansion of the size and breadth of Company’s operations has typically required additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services. More specifically, consulting expenses increased $0.7 million in the current quarter as the Company engages consultants to address risk mitigation and improve the operational efficiency of the Company. The Company’s efforts to improve various Company and business-line specific processes drove the increase in total consulting expenses over the first quarter of 2012. The Company expects to see the benefit of these improvements in future periods. Offsetting the additional consulting expenses was a decrease in total legal expenses of $0.3 million, or 34.3%, mostly from settlements and litigation costs.

Net costs of OREO properties decreased $1.7 million from the first three months of 2012, as write-downs taken on OREO properties decreased $1.4 million, or 54.9% and property taxes paid on held properties decreased $0.3 million, or 43.0%. Offsetting these changes were additional insurance and other expenses on these properties, driven primarily by the additional properties in the portfolio during the current quarter. The increased expenses were offset partially by an increase in the income earned on the properties during 2013.

Credit and loan related expenses decreased $0.3 million between the first quarters of 2012 and 2013, which is consistent with the general improvement in asset quality between periods. Total expenses incurred for appraisal, inspection, underwriting, certification, and collections have decreased as the number of problem credits has decreased.

Insurance expenses decreased $0.1 million in the first quarter of 2013, primarily as a result of lower deposit insurance in the current quarter. The decrease in deposit insurance was a result of a change in the Company’s assessment rate used by the FDIC to calculate deposit insurance.

Thus far in 2013, travel and entertainment expenses increased $0.1 million from the first quarter of 2012, primarily a result of the steady increase in travel costs as the Company expands its branch network and number of locations. Travel expenses drove the increase over 2012, as mileage, lodging, and flight costs have increased due to the number of employees traveling, the expanded size of the Company’s footprint, and a general increase in the cost of travel.

Other noninterest expenses for the first quarter of 2013 increased $1.3 million over the first three months of 2012 and was primarily the result of an increase in employee development and credit card expenses for the year. The additional costs were a result of the increased employee and client base. Also affecting 2013 results was an increase in expenses from the Company’s investments in new market tax credits, as passive losses increased $0.9 million during the first quarter of 2013.

Income Taxes

For the quarterly period ended March 31, 2013, the Company recorded an income tax benefit of $4.9 million and incurred income tax expense of $7.1 million for the first quarter of 2012. The Company’s effective tax rate for those periods was an effective benefit of 117.2% of the loss before income taxes for the three months ended March 31, 2013 and an effective income tax expense rate of 26.9% for the three months ended March 31, 2012. Ordinarily, the difference between the effective tax rate and the statutory federal and state tax rates primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits. For the first quarter of 2013, the Company’s income tax rate was also positively affected by the impairment of the FDIC loss share receivable and the prepayment penalty recorded on the repayment of FHLB debt, discussed further in the “Executive Overview” discussion above. As a result of these charges, the Company’s annualized income before taxes, and by extension its taxable income, was lower than in previous periods. The full benefit of these infrequent items, $11.9 million, was the primary driver of the income tax benefit recorded in the first quarter of 2013 and more than offset the income tax expense recorded on the Company’s pre-tax income at its annualized effective tax rate excluding these charges. IBERIABANK’s effective federal tax rate excluding these charges was 28.2% for the first quarter of 2013, compared to 28.8% for the first quarter of 2012. The Company’s consolidated effective tax rates were also positively impacted by the Company’s ICP subsidiary, as well as the holding company, as these entities had income tax benefits during the periods from net losses. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the various tax credits).

The consolidated effective tax rate in 2013 has decreased when compared to the first quarter of 2012. The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is lower than in 2012 as a result of the effect of the change in IBERIABANK’s effective tax rate discussed above.

LIQUIDITY AND OTHER OFF-BALANCE SHEET ACTIVITIES

The Company’s liquidity, represented by cash and cash equivalents, as well as available off balance sheet borrowing sources, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations and to a lesser extent off balance sheet borrowing sources. Certificates of deposit scheduled to mature in one year or less at March 31, 2013 totaled $1.5 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified by the Company as available-for-sale which provides the ability to liquidate unencumbered securities as needed. Of the $2.1 billion in the investment securities portfolio, $649.5 million is unencumbered and $1.5 billion has been pledged to support repurchase transactions, public funds deposits and certain long term borrowings. Due to the relatively short implied duration of the investment security portfolio, the Company continues to experience significant cash inflows on a regular basis.

Net cash outflows totaled $344.5 million during the first quarter of 2013, a decrease of $363.9 million from net cash inflows of $19.5 million during the three months ended March 31, 2013.

The following table summarizes the Company’s cash flows for the three months ended March 31 for the periods indicated.

TABLE 22 – CASH FLOW ACTIVITY BY TYPE

(Dollars in thousands)	2013	2012

Cash flow provided by operations	$108,332	$54,927
Cash flow used in investing activities	(274,690)	(47,678)
Cash flow (used in) provided by financing activities	(178,103)	12,236

Net (decrease) increase in cash and cash equivalents	$(344,461)	$19,485

The Company had operating cash inflow of $108.4 million for the three months ended March 31, 2013, $53.5 million more than cash provided by operations for the same period of 2012. Operating cash flow in the current quarter was positively impacted by an increase in the net proceeds received from mortgage loan sales of $59.4 million, but was negatively impacted by a decrease in net income and an increase in other assets.

Cash flow from investing activities decreased $227.1 million during 2013 when compared to 2012. A decrease in net cash flow from investment securities drove the decrease in cash flow from the first quarter of 2012. Net cash flow from investment security activity decreased $225.0 million thus far in 2013 as a result of a higher level of security purchases and lower sales and maturities of securities in 2013.

Net financing cash flows decreased $190.3 million during the current quarter when compared to 2012, primarily due to a decrease in cash from customer deposits that results in a $234.8 million difference in net deposit cash flow between the two periods. Net cash outflow of $108.5 million from short-term borrowings and long-term debt in 2013, however, was $42.6 million lower than in the first quarter of 2012 and offset the cash outflow from deposits in the current quarter.

Based on its available cash at March 31, 2013, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2013, the Company had $133.5 million of outstanding long-term advances from the FHLB. There were no short-term FHLB advances outstanding at March 31, 2013. Additional advances available at March 31, 2013 from the FHLB amounted to $2.3 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $110.0 million in the form of federal funds and other lines of credit, and at March 31, 2013, there were no balances outstanding on these lines, and all of the funding was available to the Company.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2013, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

TABLE 23 – CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	9.0%
+100	4.3
-100	-1.8
-200	-3.9

The influence of using the forward curve as of March 31, 2013 as a basis for projecting the interest rate environment would approximate a 0.8% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

The interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. In response to growing concerns about the banking industry and customer liquidity, the federal funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The federal funds rate remained at 0.25% through 2012 and will remain at that rate through at least late 2014. The Company’s commercial loan portfolio is also impacted by fluctuations in the level of the London Interbank Borrowing Offered Rate (LIBOR), as a large portion of this portfolio reprices based on this index. The decrease in the federal funds, LIBOR, and U.S. Treasury rates have resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any continued flattening of the yield curve will exert downward pressure on the net interest margin and net interest income. The table below presents the Company’s anticipated loan repricing over the next four quarters.

TABLE 24 – LOAN REPRICING BY LOAN TYPE

(Dollars in thousands)	2Q 2013	3Q 2013	4Q 2013	1Q 2014	Total less than one year
Covered loans	$348,854	$90,280	$76,476	$76,523	$592,133

Non-covered loans
Commercial loans	3,304,431	177,392	137,573	129,789	3,749,185
Mortgage loans	55,385	32,910	31,015	25,940	145,250
Consumer loans	721,438	91,670	82,234	77,467	972,809

Total non-covered loans	4,081,254	301,972	250,822	233,196	4,867,244

Total loans receivable	$4,430,108	$392,252	$327,298	$309,719	$5,459,377

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of March 31, 2013, $4.2 billion, or 49.5%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At March 31, 2013, 80.6% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 80.0% at December 31, 2012. Noninterest bearing transaction accounts totaled 18.5% of total deposits at March 31, 2013, compared to 18.3% of total deposits at December 31, 2012.

The table below presents the Company’s anticipated time deposit repricing over the next four quarters.

TABLE 25 – TIME DEPOSIT REPRICING

(Dollars in thousands)	2Q 2013	3Q 2013	4Q 2013	1Q 2014	Total less than one year
Certificates of deposit	$344,320	$318,316	$311,884	$250,824	$1,225,344
Individual retirement accounts	39,129	33,738	35,081	29,440	137,388
Brokered deposits	79,360	60,346	19,922	13,090	172,718

Total time deposits	$462,809	$412,400	$366,887	$293,354	$1,535,450

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

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013. Additional information at March 31, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

See Note 14 - Commitments and Contingencies of Notes to the Unaudited Consolidated Financial Statements which is incorporated herein by reference.

Item 1A.	Risk Factors

The following risk factor contains information concerning factors that could materially affect the Company’s business’ financial condition or future results. The risk factor that is described below and those that are discussed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 should be considered carefully in evaluating the Company’s overall risk profile. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on the Company’s business, financial condition or results of operations.

Our ability to achieve expense reduction and earnings enhancement initiatives may be adversely affected by external factors not within our control.

We are continuing to implement a number of expense reduction and revenue enhancing initiatives that, fully implemented, are currently expected to result in estimated annual incremental run-rate benefits of approximately $20.7 million on a pre-tax basis. While many of the elements necessary to achieve these initiatives are within our control, others such as interest rates and prevailing economic conditions, which influence expenses and revenues, depend on external factors not within our control, and there can be no assurance that such external factors will not materially adversely affect our ability to fully implement and accomplish these initiatives.

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

IBERIABANK Corporation

Date:	May 10, 2013	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	May 10, 2013	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer