Form 10-Q
period 2013-06-30
IBERIABANK CORP
filed 2013-08-08
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 31, 2013, the Registrant had 29,731,338 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	June 30	December 31
(Dollars in thousands, except share data)	2013	2012

Assets
Cash and due from banks	$227,114	$248,214
Interest-bearing deposits in banks	120,451	722,763

Total cash and cash equivalents	347,565	970,977
Securities available for sale, at fair value	1,912,058	1,745,004
Securities held to maturity, fair values of $163,352 and $211,498, respectively	163,240	205,062
Mortgage loans held for sale	162,031	267,475
Loans covered by loss share agreements	918,215	1,092,756
Non-covered loans, net of unearned income	7,984,822	7,405,824

Total loans, net of unearned income	8,903,037	8,498,580
Allowance for loan losses	(162,903)	(251,603)

Loans, net	8,740,134	8,246,977
FDIC loss share receivables	241,040	423,069
Premises and equipment, net	296,988	303,523
Goodwill	401,872	401,872
Other assets	558,575	565,719

Total Assets	$12,823,503	$13,129,678

Liabilities
Deposits:
Noninterest-bearing	$2,055,333	$1,967,662
Interest-bearing	8,586,385	8,780,615

Total deposits	10,641,718	10,748,277
Short-term borrowings	289,377	303,045
Long-term debt	283,485	423,377
Other liabilities	104,162	125,111

Total Liabilities	11,318,742	11,599,810

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 31,917,385 shares issued	31,917	31,917
Additional paid-in capital	1,172,359	1,176,180
Retained earnings	407,582	411,472
Accumulated other comprehensive income	(4,912)	24,477
Treasury stock at cost - 2,207,327 and 2,427,640 shares, respectively	(102,185)	(114,178)

Total Shareholders’ Equity	1,504,761	1,529,868

Total Liabilities and Shareholders’ Equity	$12,823,503	$13,129,678

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	For The Three Months Ended June 30		For The Six Months Ended June 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Interest and Dividend Income
Loans, including fees	$115,242	$124,874	$238,309	$248,809
Mortgage loans held for sale, including fees	1,351	1,232	2,676	2,281
Investment securities:
Taxable interest	7,301	9,073	14,406	18,611
Tax-exempt interest	1,677	1,863	3,432	3,780
Amortization of FDIC loss share receivable	(18,130)	(28,484)	(45,831)	(56,411)
Other	736	725	1,601	1,400

Total interest and dividend income	108,177	109,283	214,593	218,470

Interest Expense
Deposits:
NOW and MMDA	4,614	5,933	10,021	12,079
Savings	74	155	167	305
Time deposits	4,372	6,559	9,026	14,225
Short-term borrowings	121	167	261	309
Long-term debt	2,514	3,297	5,764	6,518

Total interest expense	11,695	16,111	25,239	33,436

Net interest income	96,482	93,172	189,354	185,034
(Reversal of) provision for loan losses	1,807	8,895	(1,569)	11,752

Net interest income after provision for credit losses	94,675	84,277	190,923	173,282

Noninterest Income
Service charges on deposit accounts	7,106	6,625	13,903	12,606
Mortgage income	17,708	18,185	36,639	31,903
Title revenue	5,696	5,339	10,717	9,872
ATM/debit card fee income	2,357	2,166	4,541	4,189
Income from bank owned life insurance	901	905	1,840	1,855
Gain (loss) on sale of available for sale investments	(66)	901	2,261	3,702
Derivative losses reclassified from other comprehensive income	33	(400)	(392)	(786)
Broker commissions	3,863	3,102	7,397	6,162
Other income	4,891	4,871	10,074	9,587

Total noninterest income	42,489	41,694	86,980	79,090

Noninterest Expense
Salaries and employee benefits	63,815	58,121	126,344	112,940
Net occupancy and equipment	14,283	12,908	29,478	25,627
Impairment of long-lived assets	4,618	2,743	36,431	2,743
Communication and delivery	3,116	3,138	6,387	6,271
Marketing and business development	3,049	2,753	6,136	5,775
Data processing	4,264	3,430	8,256	6,606
Professional services	5,101	5,617	9,519	9,717
Credit and other loan related expense	4,168	4,836	7,907	8,862
Other expenses	14,947	15,476	31,801	30,355

Total noninterest expense	117,361	109,022	262,259	208,896

Income before income tax expense	19,803	16,949	15,644	43,476
Income tax expense (benefit)	4,213	4,389	(663)	11,523

Net Income	15,590	12,560	16,307	31,953
Preferred Stock Dividends	—	—	—	—

Income Available to Common Shareholders - Basic	$15,590	$12,560	$16,307	$31,953
Earnings Allocated to Unvested Restricted Stock	(293)	(240)	(313)	(607)

Earnings Available to Common Shareholders - Diluted	15,297	12,320	15,994	31,346

Earnings per common share - Basic	$0.53	$0.43	$0.55	$1.09
Earnings per common share - Diluted	0.53	0.43	0.55	1.08
Cash dividends declared per common share	0.34	0.34	0.68	0.68

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$(42,303)	$3,195	$(44,297)	$2,139
Less: reclassification adjustment for gains (losses) included in net income	66	(901)	(2,261)	(3,702)

Unrealized (loss) gain on securities, before tax	(42,237)	2,294	(46,558)	(1,563)

Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	(1,121)	(7,634)	952	(2,683)
Less: reclassification adjustment for losses (gains) included in net income	(33)	400	392	786

Fair value of derivative instruments designated as cash flow hedges, before tax	(1,154)	(7,234)	1,344	(1,897)

Other comprehensive (loss), before tax	(43,391)	(4,940)	(45,214)	(3,460)
Income tax benefit related to items of other comprehensive loss	(15,187)	(1,729)	(15,825)	(1,211)

Other comprehensive loss, net of tax	(28,204)	(3,211)	(29,389)	(2,249)

Comprehensive income (loss)	$(12,614)	$9,349	$(13,082)	$29,704

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance, December 31, 2011	31,163,070	$31,163	$1,135,880	$375,184	$24,457	1,789,165	$(84,023)	1,482,661
Net income	—	—	—	31,953	—	—	—	31,953
Other comprehensive loss	—	—	—	—	(2,249)	—	—	(2,249)
Cash dividends declared, $0.68 per share	—	—	—	(20,066)	—	—	—	(20,066)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit	—	—	(515)	—	—	(171,310)	669	154
Common stock issued for recognition and retention plan	—	—	(7,420)	—	—	—	7,420	—
Share-based compensation cost	—	—	4,897	—	—	—	—	4,897
Treasury stock acquired at cost	—	—	—	—	—	48,188	(2,310)	(2,310)

Balance, June 30, 2012	31,163,070	$31,163	$1,132,842	$387,071	$22,208	1,666,043	$(78,244)	$1,495,040

Balance, December 31, 2012	31,917,385	$31,917	$1,176,180	$411,472	$24,477	2,427,640	$(114,178)	$1,529,868
Net income	—	—	—	16,307	—	—	—	16,307
Other comprehensive loss	—	—	—	—	(29,389)	—	—	(29,389)
Cash dividends declared, $0.68 per share	—	—	—	(20,197)	—	—	—	(20,197)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit	—	—	(1,120)	—	—	(220,313)	4,031	2,911
Common stock issued for recognition and retention plan	—	—	(7,962)	—	—	—	7,962	—
Share-based compensation cost	—	—	5,261	—	—	—	—	5,261

Balance, June 30, 2013	31,917,385	$31,917	$1,172,359	$407,582	$(4,912)	2,207,327	$(102,185)	$1,504,761

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
(Dollars in thousands)		(Restated)
	2013	2012
Cash Flows from Operating Activities
Net income	$16,307	$31,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,346	9,987
Amortization of purchase accounting adjustments, net	(10,879)	(18,895)
(Reversal of) provision for loan losses	(1,569)	11,752
Noncash compensation expense	5,261	4,897
(Gain) loss on sale of assets	(49)	49
Gain on sale of available for sale investments	(2,261)	(3,702)
Gain on sale of OREO	(2,975)	(2,614)
Loss on abandonment of fixed assets	4,618	2,743
Impairment of FDIC loss share receivables	31,813	—
Amortization of premium/discount on investments	10,683	9,949
Derivative (gains) losses on swaps	(209)	—
(Benefit) provision for deferred income taxes	(12,198)	712
Mortgage loans held for sale
Originations	(1,207,676)	(1,042,020)
Proceeds from sales	1,350,910	1,044,444
Gain on sale of loans, net	(37,790)	(29,980)
Tax benefit associated with share-based payment arrangements	(417)	(285)
Decrease (Increase) in other assets	732	(976)
Other operating activities, net	5,798	11,922

Net Cash Provided by Operating Activities	163,445	29,936

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	44,675	82,392
Proceeds from maturities, prepayments and calls of securities available for sale	494,593	528,943
Purchases of securities available for sale	(760,640)	(697,042)
Proceeds from maturities, prepayments and calls of securities held to maturity	47,101	27,805
Purchases of securities held to maturity	(5,901)	(24,056)
FDIC reimbursement of recoverable covered asset losses	49,582	85,072
Increase in loans receivable, net	(427,489)	(362,615)
Proceeds from sale of premises and equipment	639	354
Purchases of premises and equipment	(8,735)	(17,558)
Proceeds from disposition of real estate owned	44,082	56,812
Other investing activities, net	11,400	(998)

Net Cash Used in Investing Activities	(510,693)	(320,891)

Cash Flows from Financing Activities
(Decrease) increase in deposits, net of deposits acquired	(106,219)	127,846
Net change in short-term borrowings, net of borrowings acquired	(13,668)	245,225
Proceeds from long-term debt	2,230	9,858
Repayments of long-term debt	(141,296)	(43,043)
Dividends paid to shareholders	(20,122)	(20,025)
Proceeds from sale of treasury stock for stock options exercised	4,238	1,337
Payments to repurchase common stock	(1,744)	(3,778)
Tax benefit associated with share-based payment arrangements	417	285

Net Cash (Used in) Provided by Financing Activities	(276,164)	317,705

Net (Decrease) Increase In Cash and Cash Equivalents	(623,412)	26,750
Cash and Cash Equivalents at Beginning of Period	970,977	573,296

Cash and Cash Equivalents at End of Period	$347,565	$600,046

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$51,733	$62,306
Transfers of property into Other Real Estate	$51,733	$62,306

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$25,797	$34,388
Income taxes, net	$19,558	$10,833

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and note disclosures for IBERIABANK Corporation (the “Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners L.L.C. (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management Inc. (“IAM”), and IBERIA CDE, LLC (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

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

FDIC LOSS SHARE RECEIVABLE

Because the FDIC reimburses the Company for losses on certain loans acquired in 2009 and 2010, indemnification assets were recorded at fair value as of the acquisition dates. The initial values of the indemnification assets were based on estimated cash flows to be received over the expected life of the acquired assets, not to exceed the term of the indemnification agreements. The loss sharing term of the Company’s commercial and single family residential indemnification agreements are five years and ten years, respectively, from the date of acquisition.

Because the indemnification assets are measured on the same basis as the indemnified loans, subject to contractual and collectability limitations, the indemnification assets are impacted by changes in expected cash flows on covered assets. Increases in credit losses expected to occur within the loss share term are recorded as current period increases to the allowance for credit losses and increase the amount collectible from the FDIC by the applicable loss share percentage. Decreases in credit losses expected to occur within loss share term reduce the amount collectible from the FDIC and increase the amount collectible from customers in the form of prospective accretion. Increases in the portion of indemnification asset collectible from customers are amortized to income. Periodic amortization represents the amount that is expected to result in symmetrical recognition of pool-level accretion and amortization over the shorter of 1) the life of the loan or 2) the life of the shared loss agreement.

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

A claim receivable is established within other assets when a loss is incurred and the indemnification asset is reduced when cash is received from the FDIC.

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

Mortgage loans held for sale

As of June 30, 2013, the Company has $162,031,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Mortgage loans held for sale that were recorded at estimated fair value are included in Note 16.

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

Other real estate owned (OREO)

Fair values of OREO at June 30, 2013 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $1,402,000 and $1,477,000 in earnings for the three months ended June 30, 2013 and 2012, respectively, and $2,556,000 and $4,033,000 for the six months ended June 30, 2013 and 2012, respectively.

Derivative financial instruments

The Company may utilize interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The Company also enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The Company offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows the Company to identify a known cost of funds. The rate of return is based on an equity index, and as such represents an embedded derivative. Fair value of interest rate swaps, interest rate lock commitments, and equity-linked written and purchased options are estimated using prices of financial instruments with similar characteristics, and thus are classified within Level 2 of the fair value hierarchy.

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

Application of the ASU’s provisions on a disaggregated basis had the effect of reducing the remaining period over which the indemnification assets will be amortized. As a result of the shortened amortization period, and based on current cash flow expectations and other assumptions, the Company’s indemnification asset amortization increased amortization expense for the three- and six-month periods ended June 30, 2013 by $4,967,000 and $10,420,000, respectively, however the change in amortization period did not have a material impact on its financial position and liquidity. Adoption of the ASU also requires the Company to assess the indemnification assets for collectability on a standalone basis. Prior to adoption, the Company assessed collectability of the indemnification asset and the covered loans on a linked basis. The transition in collectability assessment methodology did not have an impact on the Company’s consolidated financial statements for the three months ended June 30, 2013. However, future changes in cash flow expectations and/or other assumptions could result in indemnification asset impairment.

ASU No. 2013-02

In 2013, the Company adopted the provisions of ASU No. 2013-06, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statements of comprehensive income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. The ASU does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.

The adoption of the ASU affects the format and presentation of the Company’s consolidated financial statements and the footnotes to the consolidated financial statements, but does not represent a departure from accounting principles previously applied and thus the adoption did not have an effect on the Company’s operating results, financial position, or liquidity. The information required to be presented or disclosed by this ASU is incorporated in the Company’s statements of comprehensive income and Note 13 in these unaudited consolidated financial statements.

ASU No. 2011-11 and ASU No. 2013-01

In the first quarter of 2013, the Company adopted the provisions of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and instruments and certain transactions subject to an agreement similar to a master netting arrangement. The Company also adopted ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of ASU 2011-11. Because the guidance provided by the ASU’s is disclosure related, adoption resulted in additional disclosures incorporated in Note 12 of these unaudited consolidated financial statements.

NOTE 3 –EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted earnings per share.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Income available to common shareholders	$15,590	$12,560	$16,307	$31,953
Distributed earnings (capital) to unvested restricted stock	(290)	(240)	(313)	(613)

Distributed earnings (capital) to common shareholders - basic	15,300	12,320	15,994	31,340
Undistributed earnings reallocated to unvested restricted stock	(3)	—	—	6

Distributed and undistributed earnings to common shareholders - diluted	$15,297	$12,320	$15,994	$31,346

Weighted average shares outstanding - basic (1)	29,610,315	29,463,811	29,556,810	29,424,078
Weighted average shares outstanding - diluted	29,066,906	28,950,806	29,023,002	28,939,291

Earnings per common share - basic	$0.53	$0.43	$0.55	$1.09
Earnings per common share - diluted	0.53	0.43	0.55	1.08
Earnings per unvested restricted stock share - basic	0.51	0.43	0.55	1.12
Earnings per unvested restricted stock share - diluted	0.52	0.43	0.55	1.10

(1)	Weighted average basic shares outstanding include 567,162 and 563,882 shares of unvested restricted stock for the three months ended June 30, 2013 and 2012, respectively, and 565,860 and 549,479 shares for the six months ended June 30, 2013 and 2012, respectively.

Additional information on the Company’s basic earnings per common share is shown in the following table.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Distributed earnings to common shareholders	$9,914	$9,838	$19,810	$19,680
Undistributed earnings (distributed capital) to common shareholders	5,386	2,482	(3,816)	11,660

Total earnings to common shareholders	$15,300	$12,320	$15,994	$31,340

Distributed earnings to unvested restricted stock	$188	$192	$387	$385
Undistributed earnings (distributed capital) to unvested restricted stock	102	48	(74)	228

Total earnings allocated to restricted stock	$290	$240	$313	$613

Distributed earnings per common share	$0.34	$0.34	$0.68	$0.68
Undistributed earnings (distributed capital) per common share	0.19	0.09	(0.13)	0.41

Total earnings per common share - basic	$0.53	$0.43	$0.55	$1.09

Distributed earnings per unvested restricted stock share	$0.33	$0.34	$0.68	$0.70
Undistributed earnings (distributed capital) per unvested restricted stock share	0.18	0.09	(0.13)	0.42

Total earnings per unvested restricted stock share - basic	$0.51	$0.43	$0.55	$1.12

For the three months ended June 30, 2013 and 2012, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 652,683 and 620,924, respectively, and are adjusted for the weighted average shares in treasury stock of 2,221,550 and 1,642,217, respectively. For the six months ended June 30, 2013 and 2012, basic shares outstanding exclude 647,332 and 605,469 shares owned by the RRP, respectively, and are adjusted for 2,279,103 and 1,683,003 shares, respectively, of weighted average shares of treasury stock.

The effect from the assumed exercise of 792,893 and 743,628 stock options was not included in the computation of diluted earnings per share for three months ended June 30, 2013 and 2012, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the six months ended June 30, 2013 and 2012, the effect from the assumed exercise of 787,893 and 612,200 stock options, respectively, was not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 4 – DISPOSITION ACTIVITY

Branch Dispositions

During the fourth quarter of 2012, the Company announced plans to close four branches during 2013 as part of its ongoing business strategy, which includes a periodic review of its branch network to maximize shareholder return. The Company closed these four branches during the first quarter of 2013. During the second quarter of 2013, the Company announced plans to close or consolidate ten additional branches. As part of these branch closures, the Company incurred various disposal costs during the three and six months ended June 30, 2013, including personnel termination costs, contract termination costs, and fixed asset disposals. The following table shows the costs the Company incurred that are included in its statements of comprehensive income for the periods indicated.

	For the Three Months Ended	For the Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2013
Employee termination	$314	$369
Accelerated depreciation	306	681
Impairment	4,618	4,618

	$5,238	$5,668

The Company estimates future exit costs, which would include additional employee termination costs, fixed asset disposals, and lease termination costs, will not be material.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$430,701	$1,814	$(7,768)	$424,747
Obligations of state and political obligations	114,008	3,293	(218)	117,083
Mortgage-backed securities	1,374,322	12,735	(18,317)	1,368,740
Other securities	1,460	28	—	1,488

Total securities available for sale	$1,920,491	$17,870	$(26,303)	$1,912,058

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$34,465	$771	$—	$35,236
Obligations of state and political obligations	89,005	1,945	(1,331)	89,619
Mortgage-backed securities	39,770	396	(1,669)	38,497

Total securities held to maturity	$163,240	$3,112	$(3,000)	$163,352

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$281,746	$4,364	$(386)	$285,724
Obligations of state and political obligations	120,680	6,573	(178)	127,075
Mortgage-backed securities	1,303,030	29,108	(1,482)	1,330,656
Other securities	1,460	89	—	1,549

Total securities available for sale	$1,706,916	$40,134	$(2,046)	$1,745,004

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$69,949	$1,244	$—	$71,193
Obligations of state and political obligations	88,909	4,730	(113)	93,526
Mortgage-backed securities	46,204	728	(153)	46,779

Total securities held to maturity	$205,062	$6,702	$(266)	$211,498

Securities with carrying values of $1,400,204,000 and $1,712,860,000 were pledged to secure public deposits and other borrowings at June 30, 2013 and December 31, 2012, respectively.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and extent to which the estimated fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value above amortized cost. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, as well as review of issuer financial statements and industry analysts’ reports.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	June 30, 2013
	Less Than Twelve Months		Over Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(7,768)	$283,840	$—	$—	$(7,768)	$283,840
Obligations of state and political obligations	(10)	481	(208)	1,065	(218)	1,546
Mortgage-backed securities	(17,927)	778,907	(390)	15,534	(18,317)	794,441

Total securities available for sale	$(25,705)	$1,063,228	$(598)	$16,599	$(26,303)	$1,079,827

Securities held to maturity:
Obligations of state and political obligations	$(1,268)	$29,792	$(63)	$1,264	$(1,331)	$31,056
Mortgage-backed securities	(1,669)	26,252	—	—	(1,669)	26,252

Total securities held to maturity	$(2,937)	$56,044	$(63)	$1,264	$(3,000)	$57,308

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(386)	$59,741	$—	$—	$(386)	$59,741
Obligations of state and political obligations	—	—	(178)	1,094	(178)	1,094
Mortgage-backed securities	(1,473)	180,027	(9)	3,919	(1,482)	183,946

Total securities available for sale	$(1,859)	$239,768	$(187)	$5,013	$(2,046)	$244,781

Securities held to maturity:
Obligations of state and political obligations	$(113)	$8,242	$—	$—	$(113)	$8,242
Mortgage-backed securities	(153)	16,262	—	—	(153)	16,262

Total securities held to maturity	$(266)	$24,504	$—	$—	$(266)	$24,504

The Company assessed the nature of the losses in its portfolio as of June 30, 2013 and December, 31, 2012 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

At June 30, 2013, 160 debt securities had unrealized losses of 2.51% of the securities’ amortized cost basis and 1.41% of the Company’s total amortized cost basis. The unrealized losses for each of the 160 securities relate to market interest rate changes. Four of the 160 securities have been in a continuous loss position for over twelve months at June 30, 2013. These four securities had an aggregate amortized cost basis and unrealized loss of $18,523,000 and $660,000, respectively. Two of the four securities were issued by either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). Fannie Mae and Freddie Mac securities are rated AA+ by S&P and Aaa by Moodys. One of the securities in a continuous loss position for over twelve months was issued by a political subdivision. The bond issuer has a credit rating of A+ by S&P. In addition, the bond is insured by the AAA rated Texas Permanent School Fund and as a result, the Company concluded that an other-than-temporary impairment charge was not required at June 30, 2013. The remaining security in a continuous unrealized loss position for over twelve months was issued by a political subdivision and is discussed in further detail below.

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

Prior to 2012, management assessed the operating environment of a bond issuer as adverse and concluded that the Company had one unrated revenue municipal bond that warranted an other-than-temporary impairment charge. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded for the year ended December 31, 2011. The Company recorded total impairment of 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. During the first six months of 2013, the Company continued to analyze the operating environment of the bond as it did in 2012 and 2011 and noted no further deterioration in the operating environment of the bond issuer.

During the six months ended June 30, 2013 and 2012, there was no activity related to credit losses on the other-than-temporarily impaired investment security where a portion of the unrealized loss was recognized in other comprehensive income.

As a result of the Company’s analysis, no other declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at June 30, 2013 or December 31, 2012.

The amortized cost and estimated fair value of investment securities by maturity at June 30, 2013 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
	Weighted		Estimated	Weighted		Estimated
	Average	Amortized	Fair	Average	Amortized	Fair
(Dollars in thousands)	Yield	Cost	Value	Yield	Cost	Value
Within one year or less	2.44%	$3,814	$3,857	2.25%	$17,991	$18,299
One through five years	1.36	245,643	245,107	2.49	24,104	24,760
After five through ten years	1.93	580,896	579,393	2.71	26,140	26,862
Over ten years	1.80	1,090,138	1,083,701	2.84	95,005	93,431

	1.79%	$1,920,491	$1,912,058	2.70%	$163,240	$163,352

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Realized gains	$4	$901	$2,369	$3,717
Realized losses	(70)	—	(108)	(15)

	$(66)	$901	$2,261	$3,702

In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.

Other Equity Securities

At June 30, 2013 and December 31, 2012, the Company included the following securities in “Other assets” on the Company’s consolidated balance sheets:

	June 30	December 31
(Dollars in thousands)	2013	2012
Federal Home Loan Bank (FHLB) stock	$10,312	$16,860
Federal Reserve Bank (FRB) stock	28,098	28,155
Other investments	1,306	1,201

	$39,716	$46,216

NOTE 6 – LOANS RECEIVABLE

Loans receivable consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	June 30, 2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$3,224,078	$520,160	$3,744,238
Business	2,618,963	68,957	2,687,920

	5,843,041	589,117	6,432,158

Residential mortgage loans:
Residential 1-4 family	346,098	167,654	513,752
Construction / Owner Occupied	4,744	—	4,744

	350,842	167,654	518,496
Consumer and other loans:
Home equity	1,120,974	157,849	1,278,823
Indirect automobile	351,631	—	351,631
Other	318,334	3,595	321,929

	1,790,939	161,444	1,952,383

	$7,984,822	$918,215	$8,903,037

	December 31, 2012
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$2,990,700	$640,843	$3,631,543
Business	2,450,667	87,051	2,537,718

	5,441,367	727,894	6,169,261

Residential mortgage loans:
Residential 1-4 family	284,019	187,164	471,183
Construction / Owner Occupied	6,021	—	6,021

	290,040	187,164	477,204

Consumer and other loans:
Home equity	1,076,913	174,212	1,251,125
Indirect automobile	327,985	—	327,985
Other	269,519	3,486	273,005

	1,674,417	177,698	1,852,115

	$7,405,824	$1,092,756	$8,498,580

In 2009, the Company acquired substantially all of the assets and liabilities of CapitalSouth Bank (“CSB”), and certain assets and assumed certain deposit and other liabilities of Orion Bank (“Orion”) and Century Bank (“Century”). In 2010, the Company acquired certain assets and assumed certain deposit and other liabilities of Sterling Bank (“Sterling”). The loans and foreclosed real estate that were acquired in these transactions are covered by loss sharing agreements between the FDIC and IBERIABANK, which afford IBERIABANK significant loss protection. Refer to Note 8 for additional information regarding the Company’s loss sharing agreements.

Because of the loss protection provided by the FDIC, the risks of the CSB, Orion, Century, and Sterling loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Deferred loan origination fees were $15,429,000 and $14,040,000 and deferred loan expenses were $6,453,000 and $5,270,000 at June 30, 2013 and December 31, 2012, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At June 30, 2013 and December 31, 2012, overdrafts of $2,530,000 and $3,231,000, respectively, have been reclassified to loans receivable.

Loans with carrying values of $2.2 billion and $1.5 billion were pledged to secure public deposits and other borrowings at June 30, 2013 and December 31, 2012, respectively.

Non-covered Loans

The following tables provide an analysis of the aging of non-covered loans as of June 30, 2013 and December 31, 2012. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired from Florida Gulf in 2012, as well as those acquired in 2011, and loans originated by the Company. For purposes of the following tables, subprime mortgage loans are defined as the Company’s mortgage loans that have FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	June 30, 2013
	Non-covered loans excluding acquired loans
						Total Non-covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate construction	$104	$—	$4,577	$4,681	$320,739	$325,420	$45
Commercial real estate - other	8,275	1,318	13,804	23,397	2,480,504	2,503,901	76
Commercial business	89	20	14,028	14,137	2,544,729	2,558,866	—

Residential prime	580	547	8,725	9,852	207,986	217,838	750
Residential subprime	—	—	—	—	108,009	108,009	—

Home equity	1,213	343	7,257	8,813	1,050,562	1,059,375	200
Indirect automobile	1,109	309	1,012	2,430	346,049	348,479	—
Credit card	102	54	424	580	51,663	52,243	—
Other	990	122	313	1,425	248,977	250,402	—

	$12,462	$2,713	$50,140	$65,315	$7,359,218	$7,424,533	$1,071

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	December 31, 2012
	Non-covered loans excluding acquired loans
						Total Non-covered	Recorded
	Past Due (1)					Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Unearned Income	and Accruing
Commercial real estate construction	$60	$—	$5,479	$5,539	$288,137	$293,676	$—
Commercial real estate - other	3,590	—	23,559	27,149	2,224,495	2,251,644	83
Commercial business	1,430	13	3,687	5,130	2,362,304	2,367,434	329

Residential prime	662	1,156	9,168	10,986	185,843	196,829	801
Residential subprime	—	—	—	—	60,454	60,454	—

Home equity	2,283	796	5,793	8,872	991,766	1,000,638	158
Indirect automobile	1,624	326	868	2,818	320,148	322,966	—
Credit card	130	51	424	605	51,117	51,722	—
Other	566	105	310	981	201,161	202,142	—

	$10,345	$2,447	$49,288	$62,080	$6,685,425	$6,747,505	$1,371

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	June 30, 2013
	Non-covered acquired loans
							Total Non-covered	Recorded
	Past Due (1)						Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount	Unearned Income	and Accruing
Commercial real estate construction	$186	$51	$3,740	$3,977	$20,732	$(5,087)	$19,622	$3,740
Commercial real estate - other	2,413	1,576	34,942	38,931	389,991	(53,787)	375,135	34,942
Commercial business	340	97	2,519	2,956	63,962	(6,821)	60,097	2,519

Residential prime	—	—	779	779	25,217	(1,001)	24,995	779

Home equity	911	427	4,848	6,186	62,388	(6,975)	61,599	4,848
Indirect automobile	58	14	118	190	2,962	—	3,152	118
Other	179	165	1,015	1,359	15,571	(1,241)	15,689	1,015

	$4,087	$2,330	$47,961	$54,378	$580,823	$(74,912)	$560,289	$47,961

(1)	Past due information includes loans acquired from OMNI, Cameron and Florida Gulf at the gross loan balance, prior to application of discounts.

	December 31, 2012
	Non-covered acquired loans
							Total Non-covered	Recorded
	Past Due (1)						Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount	Unearned Income	and Accruing
Commercial real estate construction	$369	$—	$4,067	$4,436	$29,098	$(3,968)	$29,566	$4,067
Commercial real estate - other	5,971	1,572	38,987	46,530	426,339	(57,055)	415,814	38,987
Commercial business	1,410	524	3,953	5,887	89,490	(12,144)	83,233	3,953

Residential prime	—	—	779	779	30,663	1,315	32,757	779

Home equity	2,379	382	4,354	7,115	73,658	(4,498)	76,275	4,354
Indirect automobile	171	4	146	321	4,698	—	5,019	146
Other	202	17	495	714	21,746	(6,805)	15,655	495

	$10,502	$2,499	$52,781	$65,782	$675,692	$(83,155)	$658,319	$52,781

(1)	Past due information includes loans acquired from OMNI, Cameron and Florida Gulf at the gross loan balance, prior to application of discounts.

Nonaccrual Loans

The following table provides the recorded investment of non-covered loans on nonaccrual status at June 30, 2013 and December 31, 2012. Nonaccrual loans in the table exclude acquired loans.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial real estate construction	$4,533	$5,479
Commercial real estate - other	13,728	23,475
Commercial business	14,028	3,358

Residential prime	7,974	8,367

Home equity	7,057	5,635
Indirect automobile	1,012	868
Credit card	424	424
Other	350	310

	$49,106	$47,916

Covered Loans

The carrying amount of the acquired covered loans at June 30, 2013 and December 31, 2012 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	June 30, 2013
	Acquired	Acquired	Total
	Impaired	Performing	Covered
(Dollars in thousands)	Loans	Loans	Loans
Commercial loans:
Real estate	$132,565	$387,595	$520,160
Business	2,005	66,952	68,957

	134,570	454,547	589,117

Residential mortgage loans:
Residential 1-4 family	17,969	149,685	167,654
Construction / Owner Occupied	—	—	—

	17,969	149,685	167,654

Consumer and other loans:
Home equity	18,791	139,058	157,849
Indirect automobile	—	—	—
Other	713	2,882	3,595

	19,504	141,940	161,444

	$172,043	$746,172	$918,215

	December 31, 2012
	Acquired	Acquired	Total
	Impaired	Performing	Covered
(Dollars in thousands)	Loans	Loans	Loans
Commercial loans:
Real estate	$167,742	$473,101	$640,843
Business	2,757	84,294	87,051

	170,499	557,395	727,894

Residential mortgage loans:
Residential 1-4 family	20,232	166,932	187,164
Construction / Owner Occupied	—	—	—

	20,232	166,932	187,164

Consumer and other loans:
Home equity	22,094	152,118	174,212
Indirect automobile	—	—	—
Other	820	2,666	3,486

	22,914	154,784	177,698

	$213,645	$879,111	$1,092,756

ASC 310-30 loans

The Company acquired loans (both covered and non-covered) through previous acquisitions which are subject to ASC Topic 310-30.

The following is a summary of changes in the accretable yields of acquired loans during the six months ended June 30, 2013 and 2012.

	June 30, 2013			June 30, 2012
	Acquired	Acquired	Total	Acquired	Acquired	Total
	Impaired	Performing	Acquired	Impaired	Performing	Acquired
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Balance at beginning of period	$76,623	$279,770	$356,393	$83,834	$386,977	$470,811
Transfers from nonaccretable difference to accretable yield	6,368	32,039	38,407	—	—	—
Accretion	(10,973)	(81,227)	(92,200)	(12,878)	(109,850)	(122,728)

Changes in expected cash flows not affecting nonaccretable differences (1)	4,158	70,721	74,879	5,277	(4,158)	1,119

Balance at end of period	$76,176	$301,303	$377,479	$76,233	$272,969	$349,202

(1)	Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, loan modifications, changes in interest rates and changes in prepayment assumptions.

Accretable yield during the first six months of 2013 increased primarily as a result of changes in expected cash flows not impacting the nonaccretable difference, offset by an increase in accretion recognized during the period. Accretable yield during the first six months of 2012 decreased primarily as a result of the accretion recognized.

Troubled Debt Restructurings

Information about the Company’s TDRs at June 30, 2013 and 2012 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as the loans acquired in the OMNI and Cameron acquisitions completed during 2011 and certain loans acquired from Florida Gulf in 2012. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered loans and loans acquired from OMNI, Cameron, and certain loans from Florida Gulf that would otherwise meet the criteria for classification as a troubled debt restructuring are excluded from the tables below.

	June 30, 2013				June 30, 2012
	Accruing Loans				Accruing Loans
		Past Due	Nonaccrual	Total		Past Due	Nonaccrual	Total
(Dollars in thousands)	Current	> 30 days	TDRs	TDRs	Current	> 30 days	TDRs	TDRs
Commercial real estate construction	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - other	677	—	8,064	8,741	645	—	19,848	20,493
Commercial business	1,135	—	281	1,416	24	—	1,887	1,911

Residential prime	—	—	—	—	—	—	—	—
Residential subprime	—	—	—	—	—	—	—	—

Home equity	—	—	268	268	—	—	226	226
Indirect automobile	—	—	—	—	—	—	—	—
Credit card	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

	$1,812	$—	$8,613	$10,425	$669	$—	$21,961	$22,630

TDRs totaling $1,545,000 occurred during the current six-month period through modification of the original loan terms. The TDR that occurred during the current year was subsequently charged off during the six-month period June 30, 2013. Total TDRs of $27,339,000 at June 30, 2012 included $4,061,000 of TDRs that occurred during the six-month period ended June 30, 2012. The following table provides information on how the TDRs were modified during the periods indicated.

	Six Months Ended
	June 30
(Dollars in thousands)	2013	2012
Expected maturities	$—	$427
Interest rate adjustment	—	277
Maturity and interest rate adjustment	1,545	2,450
Movement to or extension of interest-rate only payments	—	540
Forbearance	—	30
Covenant modifications	—	—
Other concession(s) (1)	—	—

	$1,545	$3,724

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance and covenant modifications.

Information about the Company’s non-covered TDRs occurring in these periods is presented in the following table.

	June 30, 2013			June 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(In thousands, except number of loans)	Loans	Investment	Investment (1)	Loans	Investment	Investment (1)
Commercial real estate	1	$1,545	$—	12	$4,073	$3,724
Commercial business	—	—	—	1	27	—

Residential prime	—	—	—	—	—	—

Home Equity	—	—	—	—	—	—
Indirect automobile	—	—	—	—	—	—
Credit card	—	—	—	—	—	—
Other	—	—	—	1	—	—

	1	$1,545	$—	14	$4,100	$3,724

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.

Information detailing non-covered TDRs that subsequently defaulted during the previous twelve months is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	June 30, 2013		June 30, 2012
	Number of	Recorded	Number of	Recorded
(In thousands, except number of loans)	Loans	Investment	Loans	Investment
Commercial real estate	48	$8,673	45	$20,233
Commercial business	8	1,417	8	1,887

Residential prime	—	—	—	—

Home Equity	1	49	1	226
Indirect automobile	—	—	—	—
Credit card	—	—	—	—
Other	1	—	1	—

	58	$10,139	55	$22,346

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Change in Methodology

During the three months ended June 30, 2013, the Company modified its methodology for estimating its allowance for credit losses on its non-covered, non-acquired loan portfolio to incorporate practices, processes, and methodologies consistent with the guidance provided in the Office of the Comptroller of Currency’s (“OCC”) inter-agency policy statement 2006 SR 06-17. The methodology was modified to segregate the reserve for unfunded lending commitments (“RULC”), previously included in the Company’s allowance for credit losses, into a separate liability on the Company’s balance sheet, and to enhance the existing methodology around loss migration.

As part of the modification, the Company’s calculation of its allowance for credit losses incorporates a new loss migration model designed by the Company to improve its estimates of credit losses by:

•	Providing a greater degree of segmentation of the Company’s non-covered, non-acquired loan portfolio within its existing homogeneous pools with distinct risk characteristics;

•	Improving the application of the Company’s specific historical loss rates to effectively generate estimated incurred loss rates for these various pools of the loan portfolio; and

•	Facilitating future loan portfolio stress testing.

The following changes were made from the Company’s previous methodology utilized through the three months ended March 31, 2013:

•	Segregation of the RULC noted above;

•

Creation of a transition matrix-based model that calculates current incurred loss estimates based on Company-specific history of risk rating changes and net charge-offs across multiple loan pools in its portfolio; and

•

Elimination of the use of published available expected default frequencies (“EDFs”) adjusted for the Company’s experience in estimating losses in the Company’s commercial real estate and business loan portfolios.

The following table presents the effect of the change in methodology on the Company’s unaudited consolidated financial statements as of and for the three months ended June 30, 2013.

(Dollars in thousands)	New Methodology	Previous Methodology	Difference	Per Share Difference
Selected Data

Allowance for loan losses	$61,599	$72,396	$(10,797)
Reserve for unfunded lending commitments	10,342	—	10,342

Allowance for credit losses	$71,941	$72,396	$(455)

(Reversal of) Provision for loan losses	$(585)	$384	$(969)	$(0.02)
Provision for unfunded lending commitments	514	—	514	0.01

Total provision for credit losses	$(71)	$384	$(455)	$(0.01)

Allowance for Credit Losses Activity

A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios is as follows.

	June 30, 2013
	Non-covered loans
(Dollars in thousands)	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for loan losses
Balance, beginning of period	$74,211	$8,816	$168,576	$251,603
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	(585)	(1,009)	(55,060)	(56,654)
Adjustment attributable to FDIC loss share arrangements	—	—	55,085	55,085

Net (reversal of) provision for loan losses	(585)	(1,009)	25	(1,569)

Decrease in FDIC loss share receivable	—	—	(55,085)	(55,085)
Transfer of balance to OREO	—	(973)	(16,712)	(17,685)
Transfer of balance to the RUFC	(9,828)	—	—	(9,828)
Loans charged-off	(4,249)	—	(2,334)	(6,583)
Recoveries	2,050	—	—	2,050

Balance, end of period	$61,599	$6,834	$94,470	$162,903

Reserve for unfunded lending commitments
Balance, beginning of period	$—	$—	$—	$—
Transfer of balance from the allowance for loan losses	9,828	—	—	9,828
Provision for unfunded lending commitments	514	—	—	514

Balance, end of period	$10,342	$—	$—	$10,342

	June 30, 2012
	Non-covered loans
	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for loan losses
Balance, beginning of period	$74,861	$—	$118,900	$193,761
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	5,277	4,293	12,815	22,385
Adjustment attributable to FDIC loss share arrangements	—	—	(10,633)	(10,633)

Net (reversal of) provision for loan losses	5,277	4,293	2,182	11,752

Increase in FDIC loss share receivable	—	—	10,633	10,633
Transfer of balance to OREO	—	(308)	(12,689)	(12,997)
Loans charged-off	(4,218)	(179)	(13,283)	(17,680)
Recoveries	1,775	22	19	1,816

Balance, end of period	$77,695	$3,828	$105,762	$187,285

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, is as follows:

	June 30, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$38,264	$28,721	$2,125	$13,917	$—	$83,027
(Reversal of) Provision for loan losses	(7,459)	557	2,961	2,347	—	(1,594)
Transfer of balance to OREO	(264)	(90)	(612)	(7)	—	(973)
Transfer of balance to the RUFC	(2,939)	(3,497)	(40)	(3,352)	—	(9,828)
Loans charged off	(807)	(395)	(2,603)	(444)	—	(4,249)
Recoveries	500	259	188	1,103	—	2,050

Balance at end of period	$27,295	$25,555	$2,019	$13,564	$—	$68,433

Reserve for unfunded commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Transfer of balance from the allowance for loan losses	2,939	3,497	40	3,352	—	9,828
Provision for unfunded commitments	545	12	—	(43)	—	514

Balance at end of period	$3,484	$3,509	$40	$3,309	$—	$10,342

Allowance on loans individually evaluated for impairment	$72	$116	$137	$—	$—	$325
Allowance on loans collectively evaluated for impairment	27,223	25,439	1,882	13,564	—	68,108

Loans, net of unearned income:
Balance at end of period	$3,224,078	$2,618,963	$350,842	$1,790,939	$—	$7,984,822
Balance at end of period individually evaluated for impairment	16,525	14,014	1,152	267	—	31,958
Balance at end of period collectively evaluated for impairment	3,207,553	2,604,949	349,690	1,790,672	—	7,952,864
Balance at end of period acquired with deteriorated credit quality	40,015	3,468	383	3,287	—	47,153

	June 30, 2012
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$35,604	$25,705	$897	$12,655	$—	$74,861
(Reversal of) Provision for loan losses	2,320	4,576	712	1,962	—	9,570
Transfer of balance to OREO	(76)	—	(226)	(6)	—	(308)
Loans charged off	(1,154)	(435)	(246)	(2,562)	—	(4,397)
Recoveries	654	61	21	1,061	—	1,797

Balance at end of period	$37,348	$29,907	$1,158	$13,110	$—	$81,523

Allowance on loans individually evaluated for impairment	$1,307	$201	$187	$—	$—	$1,695
Allowance on loans collectively evaluated for impairment	36,041	29,706	971	13,110	—	79,828

Loans, net of unearned income:
Balance at end of period	$2,660,509	$2,180,479	$235,221	$1,470,156	$—	$6,546,365
Balance at end of period individually evaluated for impairment	28,841	2,402	1,612	226	—	33,081
Balance at end of period collectively evaluated for impairment	2,631,668	2,178,077	233,609	1,469,930	—	6,513,284
Balance at end of period acquired with deteriorated credit quality	34,650	560	—	4,971	—	40,181

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, is as follows:

	June 30, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$100,871	$11,375	$22,566	$33,764	$—	$168,576
(Reversal of) Provision for loan losses	27	—	(1)	(1)	—	25
(Decrease) Increase in FDIC loss share receivable	(26,737)	(2,672)	(7,073)	(18,603)	—	(55,085)
Transfer of balance to OREO	(12,178)	(314)	(4,221)	1	—	(16,712)
Loans charged off	(2,334)	—	—	—	—	(2,334)

Balance at end of period	$59,649	$8,389	$11,271	$15,161	$—	$94,470

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	59,649	8,389	11,271	15,161	—	94,470

Loans, net of unearned income:
Balance at end of period	$520,160	$68,957	$167,654	$161,444	$—	$918,215
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	520,160	68,957	167,654	161,444	—	918,215
Balance at end of period acquired with deteriorated credit quality	132,565	2,005	17,969	19,504	—	172,043

	June 30, 2012
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$69,175	$9,788	$21,184	$18,753	$—	$118,900
(Reversal of) Provision for loan losses	2,821	848	(1,549)	62	—	2,182
(Decrease) Increase in FDIC loss share receivable	11,238	1,097	1,354	(3,056)	—	10,633
Transfer of balance to OREO	(8,545)	(119)	(3,200)	(825)	—	(12,689)
Loans charged off	(13,143)	—	(131)	(9)	—	(13,283)
Recoveries	16	—	—	3	—	19

Balance at end of period	$61,562	$11,614	$17,658	$14,928	$—	$105,762

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	61,562	11,614	17,658	14,928	—	105,762

Loans, net of unearned income:
Balance at end of period	$653,354	$125,681	$183,568	$227,544	$—	$1,190,147
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	653,354	125,681	183,568	227,544	—	1,190,147
Balance at end of period acquired with deteriorated credit quality	170,803	3,842	29,303	24,402	—	228,350

Credit Quality

The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans that were not acquired. Loan discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of June 30, 2013 and December 31, 2012.

	Non-covered loans excluding acquired loans
	June 30, 2013						December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Discount	Total	Pass	Special Mention	Substandard	Doubtful	Discount	Total
Commercial real estate construction	$304,045	$15,414	$5,961	$—	$—	$325,420	$269,842	$16,767	$7,067	$—	$—	$293,676
Commercial real estate - other	2,442,277	31,860	29,643	121	—	2,503,901	2,162,989	40,547	47,710	398	—	2,251,644
Commercial business	2,494,656	18,552	44,600	1,058	—	2,558,866	2,295,788	21,640	49,958	48	—	2,367,434

Total	$5,240,978	$65,826	$80,204	$1,179	$—	5,388,187	$4,728,619	$78,954	$104,735	$446	$—	$4,912,754

	Non-covered loans excluding acquired loans
	June 30, 2013				December 31, 2012
	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Mortgage - Prime	$207,986	$9,852	$—	$217,838	$185,843	$10,986	$—	$196,829
Mortgage - subprime	108,009	—	—	108,009	60,454	—	—	60,454
Home equity	1,050,562	8,813	—	1,059,375	991,766	8,872	—	1,000,638
Indirect automobile	346,049	2,430	—	348,479	320,148	2,818	—	322,966
Credit card	51,663	580	—	52,243	51,117	605	—	51,722
Consumer - other	248,977	1,425	—	250,402	201,161	981	—	202,142

	$2,013,246	$23,100	$—	$2,036,346	$1,810,489	$24,262	$—	$1,834,751

	Non-covered acquired loans
	June 30, 2013						December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Discount	Total	Pass	Special Mention	Substandard	Doubtful	Discount	Total
Commercial real estate construction	$18,418	$1,522	$4,769	$—	$(5,087)	$19,622	$25,896	$2,410	$5,228	$—	$(3,968)	$29,566
Commercial real estate - other	333,965	27,220	67,523	214	(53,787)	375,135	359,046	28,185	85,420	218	(57,055)	415,814
Commercial business	59,016	3,520	3,499	883	(6,821)	60,097	86,201	2,159	4,808	2,209	(12,144)	83,233

Total	$411,399	$32,262	$75,791	$1,097	$(65,695)	$454,854	$471,143	$32,754	$95,456	$2,427	$(73,167)	$528,613

	Non-covered acquired loans
	June 30, 2013				December 31, 2012
	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Mortgage - Prime	$25,217	$779	$(1,001)	$24,995	$30,663	$779	$1,315	$32,757
Home equity	62,388	6,186	(6,975)	61,599	73,658	7,115	(4,498)	76,275
Indirect automobile	2,962	190	—	3,152	4,698	321	—	5,019
Consumer - other	15,571	1,359	(1,241)	15,689	21,746	714	(6,805)	15,655

	$106,138	$8,514	$(9,217)	$105,435	$130,765	$8,929	$(9,988)	$129,706

Credit quality information in the table above includes loans acquired at the gross loan balance, prior to the application of discounts, at June 30, 2013 and December 31, 2012.

The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan discounts in the table below represent the adjustment of covered loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	Covered loans
	June 30, 2013					December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate construction	$45,869	$8,478	$50,684	$497	$105,528	$46,201	$9,888	$97,315	$607	$154,011
Commercial real estate - other	171,347	62,229	221,688	7,631	462,895	201,261	65,498	279,171	8,530	554,460
Commercial business	32,737	2,245	37,872	938	73,792	38,552	8,600	50,018	451	97,621

Total	$249,953	$72,952	$310,244	$9,066	$642,215	$286,014	$83,986	$426,504	$9,588	$806,092
Discount					(53,098)					(78,198)

					$589,117					$727,894

	Covered loans
	June 30, 2013				December 31, 2012
	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Mortgage - Prime	$169,722	$39,858	$(41,926)	$167,654	$183,795	$52,379	$(49,010)	$187,164
Home equity	158,896	48,580	(49,627)	157,849	168,729	65,997	(60,514)	174,212
Credit card	744	39	—	783	841	65	—	906
Consumer - other	941	1,465	406	2,812	1,154	1,523	(97)	2,580

	$330,303	$89,942	$(91,147)	$329,098	$354,519	$119,964	$(109,621)	$364,862

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables as of and for the periods indicated.

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$16,077	$16,077	$—	$26,151	$26,151	$—
Commercial business	13,823	13,823	—	1,824	1,824	—

With an allowance recorded:
Commercial real estate	141	193	(52)	3,464	3,663	(199)
Commercial business	309	446	(137)	1,334	1,810	(476)

Residential prime	8,059	8,236	(177)	9,861	10,070	(209)

Home equity	7,013	7,057	(44)	5,860	5,951	(91)
Indirect automobile	1,006	1,012	(6)	865	868	(3)
Credit card	416	424	(8)	413	424	(11)
Other	345	350	(5)	307	310	(3)

	$47,189	$47,618	$(429)	$50,079	$51,071	$(992)

Total commercial loans	30,350	30,539	(189)	32,773	33,448	(675)
Total mortgage loans	8,059	8,236	(177)	9,861	10,070	(209)
Total consumer loans	8,780	8,843	(63)	7,445	7,553	(108)

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2013		2012		2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial real estate	$21,452	$24	$30,999	$20	$22,871	$63	$31,888	$58
Commercial business	10,942	17	2,693	—	6,891	73	3,951	2

With an allowance recorded:
Commercial real estate	194	—	3,275	5	306	1	3,634	15
Commercial business	447	3	242	—	449	8	244	1

Residential prime	8,613	—	6,458	—	8,913	13	6,535	16

Home equity	7,356	—	7,094	—	7,541	7	7,315	11
Indirect automobile	1,228	—	1,026	—	1,386	6	1,134	3
Credit card	448	—	374	—	427	—	399	—
Other	527	—	661	—	597	1	731	2

	$51,207	$44	$52,822	$25	$49,381	$172	$55,831	$108

Total commercial loans	33,035	44	37,209	25	30,517	145	39,717	76
Total mortgage loans	8,613	—	6,458	—	8,913	13	6,535	16
Total consumer loans	9,559	—	9,155	—	9,951	14	9,579	16

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

As of June 30, 2013 and December 31, 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 8 – LOSS SHARE AGREEMENTS AND FDIC LOSS SHARE RECEIVABLE

Loss Sharing Agreements

In 2009, the Company acquired substantially all of the assets and liabilities of CSB, and certain assets and assumed certain deposit and other liabilities of Orion and Century. In 2010, the Company acquired certain assets and assumed certain deposit and other liabilities of Sterling. Excluding consumer loans acquired from Sterling, the loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK significant loss protection.

During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions, and 95% of losses that exceed contractual thresholds for CSB, Orion, and Century. The CapitalSouth reimbursable loss period ends during the third quarter of 2014 for all loans excluding single family residential loans and during the third quarter of 2019 for single family residential loans. The Century and Orion reimbursable loss periods end during the fourth quarter of 2014 for all loans excluding single family residential loans and during the fourth quarter of 2019 for single family residential loans. The Sterling reimbursable loss period ends during the third quarter of 2015 for all loans excluding single family residential loans and during the third quarter of 2020 for single family residential loans.

In addition, all loans excluding single family residential loans have a three year recovery period, which begins upon expiration of the reimbursable loss period. During the recovery periods, the Company must reimburse the FDIC for its share of any recovered losses, consistent with the covered loss reimbursement rates in effect during the reimbursable loss periods.

The Orion, Century, and Sterling loss share agreements include “clawback” provisions. The clawback provisions require the Company to make payments to the FDIC to the extent that specified cumulative loss floors are not incurred. Of the three loss share agreements that contain clawback provisions, cumulative losses under two of these agreements have exceeded the cumulative loss floors that would trigger a clawback payment. The loss floor has not yet been attained for the third agreement. However, the Company believes any clawback payments ultimately due under this agreement will be insignificant to the Company’s financial position, liquidity, and results of operations. Improvement in the performance of covered assets in excess of current expectations, particularly in regard to improvements in recoveries and/or reduced losses, through expiration of the recovery periods could result in reduced levels of cumulative losses that trigger the clawback provisions within any or all of the loss share agreements.

FDIC loss share receivable

The Company recorded indemnification assets in the form of FDIC loss share receivables as of the acquisition date of each of the four banks covered by loss share agreements. At acquisition, the indemnification assets represented the fair value of the expected cash flows to be received from the FDIC under the loss share agreements. Subsequent to acquisition, the FDIC loss share receivables are updated to reflect changes in actual and expected amounts collectible adjusted for amortization. Note 1 to these unaudited consolidated financial statements provides additional information regarding the Company’s FDIC loss share receivable accounting policy and basis of presentation.

The following is a summary of FDIC loss share receivable year-to-date activity:

	Six Months Ended June 30
(Dollars in thousands)	2013	2012
Balance at beginning of period	$423,069	$591,844
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(55,085)	10,633
Amortization	(45,831)	(56,411)
Submission of reimburseable losses to the FDIC	(42,043)	(72,527)
Impairment	(31,813)	—
Changes due to a change in cash flow assumptions on OREO and other	(7,257)	(3,616)

Balance at end of period	$241,040	$469,923

FDIC loss share receivables collectability assessment

The Company assesses the FDIC loss share receivables for collectability on a quarterly basis. Note 1 provides a description of the Company’s policy for assessing the FDIC loss share receivables for collectability. Based on the collectability analysis completed for the three months ended June 30, 2013, the Company concluded that the $241,040,000 FDIC loss share receivable is fully collectible as of June 30, 2013. See below for discussion of the impairment charge recognized for the three-month period ended March 31, 2013.

Impairment of FDIC loss share receivables

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, during the loss share receivable collectability assessment completed for the three-months ended March 31, 2013, the Company concluded that certain expected losses were probable of not being collected from either the FDIC or the customer because such projected losses were no longer expected to occur or were expected to occur beyond the reimbursable loss periods specified within the loss share agreements.

On April 10, 2013, the Audit Committee and the Board of Directors concluded that an impairment charge was required under generally accepted accounting principles applicable to the Company and should be recognized in the Company’s unaudited consolidated financial statements during the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31,813,000 through a charge to net income.

Generally accepted accounting principles require that the tax effects of unusual or infrequent items, such as impairment of the FDIC loss share receivables, be recognized in the interim period in which they occur. Recognition of the tax effect of the impairment during the three-month period ended March 31, 2013 resulted in an effective tax rate for that period, and subsequent year-to-date periods in 2013, that are not customary of the Company’s effective tax rate without recognition of this infrequent item.

NOTE 9 – TRANSFERS AND SERVICING OF FINANCIAL ASSETS (INCLUDING MORTGAGE BANKING ACTIVITY)

Mortgage Banking Activity

IBERIABANK through its subsidiary, IMC, originates mortgage loans for sale into the secondary market. The loans originated primarily consist of residential first mortgages that conform to standards established by the GSEs, but can also consist of junior lien loans secured by residential property. These sales are primarily to private companies that are unaffiliated with the GSEs on a servicing released basis. The following table details the mortgage banking activity as of and for the six months ended June 30:

(Dollars in thousands)	2013	2012
Mortgage loans held for sale
Balance at beginning of period	$267,475	$153,013
Originations	1,207,676	1,042,020
Sales	(1,313,120)	(1,014,464)

Balance at end of period	$162,031	$180,569

(Dollars in thousands)	2013	2012
Detail of mortgage income
Fair value changes of derivatives and mortgage loans held for sale, net	$(1,431)	$1,717
Gains on sales	37,790	29,980
Servicing and other income, net	280	206

	$36,639	$31,903

For the six months ended June 30, 2013 and 2012, the Company did not actively hedge its mortgage banking activities.

Mortgage Servicing Rights

Mortgage servicing rights are amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as follows:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$1,749	$(458)	$1,291	$1,234	$(304)	$930

NOTE 10 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2012 and the six months ended June 30, 2013 are provided in the following table.

(Dollars in thousands)
Balance, December 31, 2011	$369,811
Goodwill acquired during the year	32,420
Goodwill adjustment to correct an immaterial error	(359)

Balance, December 31, 2012	401,872
Goodwill acquired during the period	—

Balance, June 30, 2013	$401,872

The goodwill acquired during the year ended December 31, 2012 was a result of the Florida Gulf acquisition.

The goodwill adjustment in 2012 was a result of the Company’s revised goodwill recorded on its OMNI and Cameron acquisitions. The Company has recorded the adjustment to account for the impact of an immaterial error in accounting for its OMNI and Cameron acquisitions that resulted in a decrease in goodwill of $359,000. The Company revised its valuation of acquired deferred tax assets and property during the first quarter of 2012 as a result of information that existed at the acquisition date but was not available during the prior period. The error was identified in 2012 through the operation of the Company’s internal controls over financial reporting as it related to the Company’s acquisition accounting.

The Company performed the required annual goodwill impairment test as of October 1, 2012. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances subsequent to the impairment test that would indicate that goodwill may be impaired.

Prior to 2011, the Company recognized goodwill impairment of $9,681,000 at the Company’s LTC subsidiary based on a decrease in operating revenue and income, which resulted in the conclusion that the fair value of LTC may have been reduced below its carrying amount.

Title plant

The Company held title plant assets totaling $6,722,000 at June 30, 2013 and December 31, 2012, respectively. No events or changes in circumstances occurred during 2013 or 2012 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

Definite-lived intangible assets had the following carrying values for the periods indicated:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$(28,534)	$16,872	$45,406	$(26,284)	$19,122
Customer relationship intangible asset	1,348	(524)	824	1,348	(410)	938

	$46,754	$(29,058)	$17,696	$46,754	$(26,694)	$20,060

NOTE 11 – OTHER REAL ESTATE OWNED

Other real estate owned, segregated into non-covered and covered properties, consists of the following for the periods indicated:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Real estate owned acquired by foreclosure	$33,524	$86,002	$119,526	$35,080	$75,784	$110,864
Real estate acquired for development or resale	8,434	—	8,434	9,199	—	9,199
Other foreclosed property	100	1,547	1,647	14	1,459	1,473

	$42,058	$87,549	$129,607	$44,293	$77,243	$121,536

NOTE 12 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet	Asset Derivatives Fair Value		Balance Sheet	Liability Derivatives Fair Value
(Dollars in thousands)	Location	June 30, 2013	December 31, 2012	Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$499	Other liabilities	$—	$1,843

Total derivatives designated as hedging instruments under ASC Topic 815		$—	$499		$—	$1,843

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$13,917	$25,940	Other liabilities	$13,917	$25,940
Forward sales contracts	Other assets	7,274	2,774	Other liabilities	330	343
Written and purchased options	Other assets	13,826	12,906	Other liabilities	12,078	8,764

Total derivatives not designated as hedging instruments under ASC Topic 815		$35,017	$41,620		$26,325	$35,047

Total derivatives		$35,017	$42,119		$26,325	$36,890

	Asset Derivatives Notional Amount		Liability Derivatives Notional Amount
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$35,000	$—	$35,000

Total derivatives designated as hedging instruments under ASC Topic 815	$—	$35,000	$—	$35,000

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$380,211	$374,536	$380,211	$374,536
Forward sales contracts	226,136	212,028	38,935	53,269
Written and purchased options	342,242	388,793	272,728	185,885

Total derivatives not designated as hedging instruments under ASC Topic 815	$948,589	$975,357	$691,874	$613,690

Total derivatives	$948,589	$1,010,357	$691,874	$648,690

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At June 30, 2013 and December 31, 2012, the Company was required to post $2,850,000 and $2,650,000 respectively in cash as collateral for its derivative transactions, which is included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2013. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set-off collateral promptly upon an event of default of the counterparty. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	June 30, 2013
(Dollars in thousands)	Gross Amounts	Gross Amounts Not Offset
	Presented in the	in the Balance Sheet
	Balance Sheet	Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	13,917	—	—	13,917
Written and purchased options	10,870	—	—	10,870

Total derivative assets subject to master netting arrangements	$24,787	$—	$—	$24,787

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	13,917	—	(5,965)	7,952

Total derivative liabilities subject to master netting arrangements	$13,917	$—	$(5,965)	$7,952

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2012
(Dollars in thousands)	Gross Amounts	Gross Amounts Not Offset
	Presented in the	in the Balance Sheet
	Balance Sheet	Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$499	$(499)	$—	$—
Interest rate contracts not designated as hedging instruments	25,940	—	—	25,940
Written and purchased options	8,763	—	—	8,763

Total derivative assets subject to master netting arrangements	$35,202	$(499)	$—	$34,703

Derivative liabilities
Interest rate contracts designated as hedging instruments	$1,843	$(499)	$—	$1,344
Interest rate contracts not designated as hedging instruments	25,940	—	(13,350)	12,590

Total derivative liabilities subject to master netting arrangements	$27,783	$(499)	$(13,350)	$13,934

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the six months ended June 30, 2013 and 2012, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2013, the fair value of derivatives that will mature within the next twelve months is $231,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

Information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows.

	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from (Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of June 30		For the Three Months Ended June 30
(Dollars in thousands)	2013	2012		2013	2012		2013	2012
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate contracts	$—	$(3,144)	Other income (expense)	$32	$(400)	Other income (expense)	$—	$—

	$—	$(3,144)		$32	$(400)		$—	$—

	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from (Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of June 30		For the Six Months Ended June 30
(Dollars in thousands)	2013	2012		2013	2012		2013	2012
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate contracts	$—	$(3,144)	Other income (expense)	$(392)	$(787)	Other income (expense)	$—	$—

	$—	$(3,144)		$(392)	$(787)		$—	$—

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)		2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments under ASC Topic 815
Interest rate contracts	Other income (expense)	$1	—	—	—
Forward sales contracts	Mortgage Income	8,320	—	5,408	—
Written and purchased options	Mortgage Income	(4,815)	1,660	(3,730)	1,716

		$3,506	$1,660	$1,678	$1,716

NOTE 13 – OTHER COMPREHENSIVE INCOME

The following is a summary of the tax effects of each component of other comprehensive income for the periods indicated:

	Three Months Ended June 30, 2013
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding losses arising during the period	$(42,303)	$14,806	$(27,497)
Less: reclassification adjustment for losses included in net income	66	(23)	43

Net unrealized losses	(42,237)	14,783	(27,454)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(1,121)	$392	$(729)
Less: reclassification adjustment for gains included in net income	(33)	12	(21)

Fair value of derivative instruments designated as cash flow hedges	(1,154)	404	(750)

Total other comprehensive income (loss)	$(43,391)	$15,187	$(28,204)

	Three Months Ended June 30, 2012
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding gains arising during the period	$3,195	$(1,118)	$2,077
Less: reclassification adjustment for gains included in net income	(901)	315	(586)

Net unrealized gains	2,294	(803)	1,491

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(7,634)	$2,672	$(4,962)
Less: reclassification adjustment for losses included in net income	400	(140)	260

Fair value of derivative instruments designated as cash flow hedges	(7,234)	2,532	(4,702)

Total other comprehensive income (loss)	$(4,940)	$1,729	$(3,211)

	Six Months Ended June 30, 2013
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding losses arising during the period	$(44,297)	$15,504	$(28,793)
Less: reclassification adjustment for gains included in net income	(2,261)	791	(1,470)

Net unrealized losses	(46,558)	16,295	(30,263)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$952	$(333)	$619
Less: reclassification adjustment for losses included in net income	392	(137)	255

Fair value of derivative instruments designated as cash flow hedges	1,344	(470)	874

Total other comprehensive income (loss)	$(45,214)	$15,825	$(29,389)

	Six Months Ended June 30, 2012
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding gains arising during the period	$2,139	$(749)	$1,390
Less: reclassification adjustment for gains included in net income	(3,702)	1,296	(2,406)

Net unrealized losses	(1,563)	547	(1,016)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(2,683)	$939	$(1,744)
Less: reclassification adjustment for losses included in net income	786	(275)	511

Fair value of derivative instruments designated as cash flow hedges	(1,897)	664	(1,233)

Total other comprehensive income (loss)	$(3,460)	$1,211	$(2,249)

NOTE 14 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. During the six months ended June 30, 2013 and 2012, the Company did not have any equity awards that were settled in cash.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At June 30, 2013, future option or restricted stock awards of 499,152 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in salaries and employee benefits expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Compensation expense related to stock options	$533	$542	$1,066	$983
Income tax benefit related to stock options	187	190	374	344
Impact on basic earnings per share	0.01	0.01	0.02	0.02
Impact on diluted earnings per share	0.01	0.01	0.02	0.02

The Company reported $417,000 and $285,000 of excess tax benefits as financing cash inflows during the six months ended June 30, 2013 and 2012, respectively, related to the exercise and vesting of stock option exercises. Net cash proceeds from the exercise of stock options were $4,238,000 and $1,337,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The following weighted-average assumptions were used for option awards granted during the six-month periods ended June 30:

	2013	2012
Expected dividends	2.6%	2.6%
Expected volatility	34.8%	41.0%
Risk-free interest rate	1.7%	0.9%
Expected term (in years)	8.6	5.0
Weighted-average grant-date fair value	15.37	14.74

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2013, there was $4,999,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.9 years.

The following table represents the activity related to stock options during the periods indicated.

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options, December 31, 2011	1,097,620	$50.14
Granted	217,230	51.78
Exercised	(44,278)	29.28
Forfeited or expired	(26,164)	58.17

Outstanding options, June 30, 2012	1,244,408	$51.00	5.0 Years

Outstanding exercisable at June 30, 2012	788,594	$49.19	3.2 Years

Outstanding options, December 31, 2012	1,236,075	$51.48
Granted	75,722	52.36
Exercised	(116,324)	36.43
Forfeited or expired	(31,270)	55.39

Outstanding options, June 30, 2013	1,164,203	$52.94	4.9 Years

Outstanding exercisable at June 30, 2013	774,446	$52.73	3.4 Years

At June 30, 2013, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $3,324,000 and $2,797,000. Total intrinsic value of options exercised was $1,597,000 and $1,005,000 for the six months ended June 30, 2013 and 2012, respectively.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of June 30, 2013, unearned share-based compensation associated with these awards totaled $25,379,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Compensation expense related to restricted stock	$2,068	$1,956	$3,945	$3,665

The following table represents unvested restricted stock award activity for the six months ended June 30:

	2013	2012
Balance at beginning of period	538,202	512,112
Granted	164,151	162,570
Forfeited	(26,866)	(4,306)
Earned and issued	(123,328)	(107,418)

Balance at end of period	552,159	562,958

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

The following table represents phantom stock award activity during the periods indicated. The Company recorded $1,112,000 and $430,000, respectively, during the three months ended June 30, 2013 and 2012 and $1,811,000 and $1,181,000, respectively, during the six months ended June 30, 2013 and 2012, in compensation expense based on the number of share equivalents vested at the end of the period and the current market price of the Company’s stock.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents (1)
Balance, December 31, 2011	232,921	8,942	241,863	$11,924,000
Granted	106,351	4,347	110,698	5,585,000
Forfeited share equivalents	(4,443)	(156)	(4,599)	(232,000)
Vested share equivalents	(12,785)	(805)	(13,590)	(691,000)

Balance, June 30, 2012	322,044	12,328	334,372	$16,869,000

Balance, December 31, 2012	318,729	16,035	334,764	$16,444,000
Granted	163,498	5,899	169,397	9,081,000
Forfeited share equivalents	(15,121)	(641)	(15,762)	(845,000)
Vested share equivalents	(40,185)	(2,876)	(43,061)	(2,156,000)

Balance, June 30, 2013	426,921	18,417	445,338	$23,875,000

(1)	Except for vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $53.61 and $50.45 on June 30, 2013 and 2012, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by another party represents the contractual amount of the financial instruments. At June 30, 2013, the fair value of guarantees under commercial and standby letters of credit was $948,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheets of the Company. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.

The Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	June 30 2013	December 31 2012
Commitments to grant loans	$357,220	$192,295
Unfunded commitments under lines of credit	2,693,642	2,372,971
Commercial and standby letters of credit	94,797	62,207
Reserve for unfunded lending commitments	10,342	—

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, is based on management’s credit evaluation of the counterparty.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 7 for additional discussion related to the Company’s unfunded lending commitments.

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

Legal proceedings

The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which the Company is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. The Company has asserted defenses to these litigations and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.

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

As of the date of this filing, the Company believes it is reasonably possible to incur losses above amounts already accrued associated with legal proceedings between $0.5 million and $2.1 million.

NOTE 16 – FAIR VALUE MEASUREMENTS

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

	June 30, 2013
		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$1,912,058	$—	$1,912,058	$—
Derivative instruments	35,017	—	35,017	—

Total	$1,947,075	$—	$1,947,075	$—

Liabilities
Derivative instruments	26,325	—	26,325	—

Total	$26,325	$—	$26,325	$—

	December 31, 2012
		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$1,745,004	$—	$1,745,004	$—
Derivative instruments	42,119	—	42,119	—

Total	$1,787,123	$—	$1,787,123	$—

Liabilities
Derivative instruments	36,890	—	36,890	—

Total	$36,890	$—	$36,890	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2013 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$3,548	$—
Change in unrealized gains (losses) relating to assets still held at June 30, 2013	—	(28,204)

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	June 30, 2013
		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$1,465	$—	$1,465	$—
Mortgage loans held for sale	118,848	—	118,848	—
Property and equipment	6,721	—	6,721	—
OREO	24,852	—	24,852	—

Total	$151,886	$—	$151,886	$—

	December 31, 2012
		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$6,388	$—	$6,388	$—
Mortgage loans held for sale	32,753	—	32,753	—
OREO	20,427	—	20,427	—

Total	$59,568	$—	$59,568	$—

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

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $1,791,000 were recorded at their fair value at June 30, 2013. These loans include a reserve of $326,000 included in the Company’s allowance for credit losses at June 30, 2013. Impaired non-covered loans with an outstanding balance of $7,269,000 were recorded at their fair value at December 31, 2012. These loans include a reserve of $880,000 included in the Company’s allowance for credit losses at December 31, 2012.

During the second quarter of 2013, the Company announced plans to close ten branches during the second and third quarters of 2013 as part of its business strategy. The Company has notified customers of these branches and has received the required regulatory approvals to proceed with closure. The Company reviewed the carrying amount of the owned properties and concluded it exceeded the fair value of these branches at that date. As a result, the Company recorded an impairment loss in other noninterest expense of $4,618,000 in its consolidated statement of comprehensive income for the six months ended June 30, 2013. After the impairment loss, the carrying value of the branches was $6,721,000 and is included in premises and equipment on the Company’s consolidated balance sheet at June 30, 2013. When these branches close, they will be included in other real estate owned (as real estate acquired for development or resale), a component of other assets on the consolidated balance sheet.

Fair value of the branches was based on a third-party broker opinion of value using both a comparable sales and cash flow approach. The Company did not modify the third-party pricing information for unobservable inputs.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2013 and 2012.

The Company may elect the fair value option, which permits the Company to choose to measure eligible financial assets and liabilities at fair value at specified election dates and recognize prospective changes in unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the six months ended June 30, 2013 and 2012.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at June 30, 2013 and December 31, 2012, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at June 30, 2013 and December 31, 2012 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at June 30, 2013 and December 31, 2012 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At June 30, 2013 and December 31, 2012, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows as of the dates indicated:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$347,565	$347,565	$970,977	$970,977
Investment securities	2,075,298	2,075,410	1,950,066	1,956,502
Loans and loans held for sale	9,065,068	9,142,472	8,766,055	8,800,563
FDIC loss share receivable	241,040	83,235	423,069	207,222
Derivative instruments	35,017	35,017	42,119	42,119
Accrued interest receivable	33,152	33,152	32,183	32,183

Financial Liabilities
Deposits	$10,641,718	$10,244,170	$10,748,277	$10,594,885
Short-term borrowings	289,377	289,377	303,045	303,045
Long-term debt	283,485	246,367	423,377	394,490
Derivative instruments	26,325	26,325	36,890	36,890
Accrued interest payable	6,057	6,057	6,615	6,615

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 – SUBSEQUENT EVENTS

On July 2, 2013, the Board of Governors of the Federal Reserve System approved the final Basel III capital rules. Effective January 1, 2015, the Company will be required to have a minimum common equity Tier 1 capital ratio of 4.5%, net of any deductions from regulatory capital. The rules permit the Company to include in Tier 1 Capital on a permanent basis, without any phase-out, trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010. Effective January 1, 2016, the rules also require an initial capital conservation buffer (composed entirely of common equity Tier 1 capital) of 0.625%, in addition to the minimum common equity Tier 1 capital, with required equal annual increases to achieve a 2.5% minimum by January 1, 2019. Therefore, effective January 1, 2019, the Company is required to have a minimum common equity Tier 1 ratio plus capital conservation buffer of 7%. In addition, effective January 1, 2015, the rules increase the minimum Tier 1 Capital requirement from 4% to 6% of risk-weighted assets and establish an 8% minimum Total Capital ratio. The Company is currently assessing the impact of these rules on its operating results and financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of June 30, 2013 and updates the Form 10-K for the year ended December 31, 2012. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2013 compared to December 31, 2012 for the balance sheets and the three and six months ended June 30, 2013 compared to June 30, 2012 for the statements of comprehensive income.

To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

Actual results could differ materially because of factors such as the level of market volatility, our ability to execute our growth strategy, including the availability of future FDIC-assisted failed bank opportunities, unanticipated losses related to the integration of, and refinements to purchase accounting adjustments for, acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, effects of the on-going correction in residential real estate prices and reduced levels of home sales, our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Act and those adopted by the Basel Committee and federal banking regulators, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, reputational risk and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets and economic conditions in these markets, rapid changes in the financial services industry, dependence on our operational, technological, and organizational systems or infrastructure and those of third-party providers of those services, hurricanes and other adverse weather events, the modest trading volume of our common stock, and valuation of intangible assets.

Those and other factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, http://www.sec.gov, and the Company’s website, http://www.iberiabank.com, under the heading “Investor Information.” All information in this discussion is as of the date of this Report. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations.

Included in this discussion and analysis are descriptions of the composition, performance, and credit quality of the Company’s loan portfolio. The Company has three descriptions of loans that are used to categorize the portfolio into its distinct risks and rewards to the consolidated financial statements. “Acquired loans” refer to all loans acquired in a business combination. Because of the loss protection provided by the Federal Deposit Insurance Corporation (the “FDIC”), the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank (“CSB”), Orion Bank (“Orion”), Century Bank (“Century”), and Sterling Bank (“Sterling”) acquisitions, excluding consumer loans acquired from Sterling, are significantly different from those assets not similarly covered by loss share agreements. Accordingly, the Company reports loans subject to the loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.” The subset of acquired loans that is not subject to loss share agreements are referred to as “non-covered acquired loans.” Loans that are neither subject to loss share agreements nor acquired in a business combination are referred to as “legacy loans” or “organic loans.”

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

During 2013, the Company continued to execute its business model successfully, as evidenced by solid organic loan growth during the first six months of 2013, despite the challenges of the current operating environment, which include seasonal headwinds, increased competition, enhanced regulatory scrutiny and continued interest rate pressure. The Company also continued to develop its noninterest revenue streams, particularly from its wealth management and mortgage production subsidiaries. The Company believes it remains well positioned for future growth opportunities, as evidenced by the strength in its liquidity, core funding, and capitalization levels. During the first six months of 2013, operating results were significantly impacted by three events. First, the adoption of a new accounting standard, ASU No. 2012-06, reduced the remaining period over which the Company’s indemnification assets will be amortized. As a result of the shortened amortization period, and based on current cash flow expectations and other assumptions, the Company’s indemnification asset amortization increased amortization expense in the three- and six-month periods ended June 30, 2013 by $5.0 million and $10.4 million, respectively, compared to the methodology in place prior to adoption of ASU 2012-06.

Secondly, the Company concluded that certain previously expected losses are probable of not being collected from the FDIC. Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, these projected losses are no longer anticipated to occur or will occur beyond the reimbursable periods of the loss share agreements. As a result, the Company impaired the indemnification assets by $31.8 million through a charge to earnings.

In addition, as part of its ongoing business strategy that includes a periodic review of its branch network to maximize shareholder return, the Company closed five branches thus far during 2013, four during the first quarter of 2013 and one during the second quarter of 2013. During the second quarter of 2013, the Company announced plans to close or consolidate ten additional branches during the third quarter of 2013. As part of these branch closures, the Company incurred various disposal costs during the three and six months ended June 30, 2013, including personnel termination costs, contract termination costs, and fixed asset disposals. Total expenses for these closures were $5.2 million and $5.7 million for the quarter- and year-to-date periods, respectively.

In 2013, the Company continued to experience growth in both income statement and balance sheet metrics. These areas of growth were driven by investments in markets and business lines. Growth was offset, however, by the adoption of ASU No. 2012-06 and the impairment of the FDIC loss share receivables. For the three months ended June 30, 2013 these investments contributed to net interest income growth of $3.3 million to $96.5 million and noninterest income growth of $0.8 million to $42.5 million. For the six-month period, net interest income grew $4.3 million while non-interest income grew $7.9 million. Non-covered loans grew by $579.0 million, or 7.8% during the first six months of 2013 to $8.0 billion at June 30, 2013, while covered loans decreased by $174.5 million. The mix of deposits continued a shift to noninterest-bearing, which represented 19.3% of total deposits as of June 30, 2013, up from 18.3% from December 31, 2012. Thus far in 2013, the Company’s liquidity, both on balance sheet and off balance sheet, continued to be favorable, exhibited by liquidity ratios that exceeded peer levels. The Company had cash of $347.6 million at June 30, 2013, and the Company has funding availability from the Federal Home Loan Bank (the “FHLB”) and correspondent bank lines to continue to meet cash flow needs. Additionally, its capital ratios were considerably in excess of “well capitalized” from a regulatory perspective and above peer levels, and its primary risk measures remained favorable. All of these factors allowed the Company to maintain its strategic positioning within the challenging banking environment and provided a strong base from which to continue to grow its balance sheet and remain positioned to provide anticipated increases in shareholder value throughout the rest of 2013.

During 2012, the Company’s mortgage origination and title businesses delivered record years for the Company, and helped to drive noninterest income growth over 2011. These two businesses continue to perform well thus far in 2013, as mortgage origination volume and an improved margin on the sales of these loans led to a 14.8% increase in mortgage income over the six-month period ended June 30, 2012. Title income was $0.8 million, or 8.6%, higher than in the first six months of 2012. The Company’s trust and wealth management businesses also continued to see the Company’s investment in these businesses pay off, as broker commissions increased 20.0% over the same period of 2012.

During the first six months of 2013, noninterest income increased $7.9 million to $87.0 million, a 10.0% increase, as the Company began realizing better returns on its investments as compared to prior years. Noninterest expense also increased. On a basis consistent with generally accepted accounting principles (“GAAP”), noninterest expense was $117.4 million for the three months ended June 30, 2013, an increase of $8.3 million versus the same three-month period of 2012. The $5.2 million in branch closure costs noted above accounted for the majority of the increase in the quarter-to-date period. Noninterest expenses for the six months ended June 30, 2013 were $262.3 million, $53.4 million higher than the first two quarters of 2012. In addition to the branch closure costs, the largest component of the increase was a $31.8 million impairment of the Company’s FDIC loss share receivables during the first quarter of 2013 noted above. Noninterest expense, excluding the impairment and other non-operating items (“non-GAAP”, see table 1 below) was $110.2 million for the same period, which represented an increase of $7.1 million versus the prior year. The increase in operating noninterest expense was a result of higher employee-related expenses as the Company increased headcount since the second quarter of 2012, both from the Florida Gulf acquisition and from strategic hires to continue growing its business lines. On a GAAP basis, noninterest expense increased due to the factors contributing to the increase in non-GAAP noninterest expense, but was offset by a reduction in merger-related expenses of $0.5 million.

The provision for credit losses decreased $7.1 million in the quarter-to-date period and $13.3 million for the six-month periods ended June 30, 2013 compared to their corresponding 2012 period, due primarily to an improvement in asset quality in the legacy portfolio over the past 12 months, but also included a reversal of provision to account for expected losses in the acquired loan portfolios.

All of these factors led net income available to common shareholders for the three months ended June 30, 2013 to increase $3.0 million from the second quarter of 2012 to $0.53 per diluted share. For the first six months of 2013, income available to common shareholders decreased $0.53 per diluted share. Operating earnings (non-GAAP) for the second quarter of 2013 increased $4.5 million to $20.3 million, or $0.69 on a per share basis, up $0.15 per diluted share from the same period of 2012.

Balance Sheet Position and Results of Operations

The Company’s net income available to common shareholders for the second quarter of 2013 totaled $15.3 million, or $0.53 per diluted share, compared to $12.3 million, or $0.43 per diluted share for the second quarter of 2012. On an operating basis (non-GAAP), per share earnings increased $0.15 per share to $0.69. Primary drivers of the increase in operating earnings over the prior year include the earnings from the net assets acquired from Florida Gulf and organic earning asset growth and a decrease in nonrecurring noninterest expenses. Key components of the Company’s performance through the second quarter of 2013 are summarized below.

•

Total assets at June 30, 2013 were $12.8 billion, down $306.2 million, or 2.3%, from December 31, 2012. The decrease was primarily the result of decreases in cash held (which was used primarily to fund earning asset growth), covered assets, and the assets associated with the indemnification agreements with the FDIC. Due to the impairment and amortization of the FDIC loss share receivable, the balance decreased $182.0 million, or 43.0%, since December 31, 2012, and covered loans decreased $174.5 million since 2012. Offsetting these decreases was $579.0 million in loan growth in the Company’s non-covered loan portfolio across many of the Company’s markets.

•

Total loans at June 30, 2013 were $8.9 billion, an increase of $404.5 million, or 4.8%, from $8.5 billion at December 31, 2012. As noted above, loan growth during the first six months of 2013 was driven by a 7.8% increase in non-covered loans. Covered loans decreased 16.0% from December 31, 2012, as covered loans were paid down or charged off and submitted for reimbursement.

•

After seeing considerable deposit growth during the fourth quarter of 2012, total customer deposits decreased $106.6 million, or 1%, to $10.6 billion at June 30, 2013. Deposits decreased as a result of a decrease in seasonal deposits from December 31, 2012. Noninterest-bearing deposits increased $87.7 million, or 4.5%, but that growth was offset by a decrease of $194.2 million in interest-bearing deposits. The decrease in the Company’s interest-bearing deposits was a result of a $186.4 million, or 8.7%, decrease in time deposits from December 31, 2012. The decline in time deposits is the result of the Company’s effort to prudently manage the profitability of the deposit base with liquidity needs. Interest-bearing demand deposits decreased $7.4 million, or less than 1%. Although deposit competition remained intense, the Company was able to generate growth across its many other deposit products. Organic deposit growth was driven by growth in the Company’s Birmingham, Alabama, and Houston, Texas markets.

•

Shareholders’ equity decreased $25.1 million, or 1.6% from year-end 2012. The decrease was driven by a $29.4 million decrease in other comprehensive income, a result of the change in the unrealized gain in the Company’s available for sale investment portfolio from December 31, 2012. The decrease was a result of interest rate changes at the end of the second quarter of 2013.

•

Net interest income increased $3.3 million, or 3.6%, in the second quarter of 2013 when compared to the same period of 2012. This increase was attributable to a $4.4 million, or 27.4%, decrease in interest expense, but was offset partially by a $1.1 million decrease in interest income. Interest income was positively affected by a $1.0 billion increase in average earning assets, due to both the inclusion of Florida Gulf earning assets in the current year and the organic growth in loans since December 31, 2012. The increase in income due to growth in the Company’s earning asset base was offset by a 40 basis point decline in the yield earned on these assets, primarily the result of a 45 basis point decrease in net loan yield. The net loan yield was negatively impacted by a 123 basis point decrease in the covered loan yield, driven by additional amortization on the loss share receivables. Compared to 2012, the Company’s net interest margin ratio on a tax-equivalent basis decreased to 3.39% from 3.59% due to changes in the volume and mix of the Company’s assets and liabilities, the increased amortization of the loss share receivables, and rate decreases driven by federal funds, Treasury, and other Company borrowing rate decreases during 2012 and 2013.

•

Noninterest income totaled $42.5 million for the second quarter of 2013, a slight increase of 1.9% when compared to the same 2012 period. The increase was primarily driven by a $0.8 million increase in broker commissions. Increases of $0.5 million in service charges and a $0.4 million increase in title income also contributed to the total increase from 2012. These increases were offset by a decrease of $0.5 million in mortgage income as a result of a change in the valuation of mortgage-related derivatives.

•

Noninterest expense increased $8.3 million, or 7.6%, when compared to the second quarter of 2012. The increase in total noninterest expense was attributable primarily to higher salary and employee benefit costs of $5.7 million, increased occupancy, equipment, and other branch expenses resulting from the Company’s expanded footprint, but was also a result of the $4.6 million impairment recorded in the second quarter. Noninterest expenses were also driven higher in 2013 by data processing expenses as the Company expands its business operations. These increases were offset by decreases in professional services expense and credit-related expenses.

•

During the second quarter and first six months of 2013, the Company incurred costs associated with previously announced branch closures that affected the Company’s net income and per-share earnings for the three-month and six-month periods. The Company incurred these costs to improve its long-term operating efficiency, risk-adjusted profitability, and long-term growth prospects. The total cost of these initiatives, $5.2 million and $5.6 million for the three and six months ended June 30, 2013, respectively affected total noninterest expense and is discussed in further detail in the “Noninterest expense” section below. On a per-share basis, the branch closure costs, which include fixed asset write-downs, accelerated depreciation, and severance expenses, affected diluted earnings per share for both the three- month and six-month periods ended June 30, 2013 by $0.12.

•

The Company recorded a provision for loan losses of $1.8 million during the second quarter of 2013, $7.1 million lower than the $8.9 million provision recorded in the second quarter of 2012. The provision in 2013 was impacted by loan growth during the period, but was tempered by an overall improvement in the Company’s asset quality, especially in its non-covered, non-acquired portfolio. The improvement in asset quality from December 31, 2012 has offset the need for a higher allowance for loan losses as a result of loan growth in 2013. As of June 30, 2013, the allowance for loan losses as a percent of total loans was 1.83%, compared to 2.96% at December 31, 2012.

•

The Company paid a quarterly cash dividend of $0.34 per common share in the second quarter of 2013, and $0.68 for the year-to-date period. These amounts were consistent with the dividends paid for the same periods in 2012.

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

TABLE 1 – RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended June 30
	2013			2012
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (GAAP)	$19,803	$15,590	$0.53	$16,949	$12,560	$0.43
Merger-related expenses	—	—	—	456	296	0.01
Severance expenses	1,670	1,086	0.04	1,053	685	0.02
Occupancy expenses and branch closure expenses	4,925	3,201	0.11	2,743	1,783	0.06
Termination of debit card rewards program	450	293	0.01	—	—	—
Professional expenses and litigation settlement	150	97	0.00	1,661	1,080	0.04
(Gain) loss on sale of investments	57	37	0.00	(901)	(586)	(0.02)

Operating earnings (non-GAAP)	27,055	20,304	0.69	21,961	15,818	0.54
Covered and acquired impaired (reversal of) provision for loan losses	(1,537)	(999)	(0.03)	4,624	3,006	0.10
Other (reversal of) provision for loan losses	3,344	2,174	0.07	4,271	2,776	0.09

Pre-provision operating earnings (non-GAAP)	$28,862	$21,479	$0.73	$30,856	$21,600	$0.73

(1)	Per share amounts may not appear to foot due to rounding.

	As of and for the Three Months Ended June 30
(Dollars in thousands)	2013	2012
Net interest income (GAAP)	$96,482	$93,172
Add: Effect of tax benefit on interest income	2,396	2,421

Net interest income (TE) (Non-GAAP)	$98,878	$95,593

Noninterest income (GAAP)	$42,489	$41,694
Add: Effect of tax benefit on noninterest income	485	487

Noninterest income (TE) (Non-GAAP)	$42,974	$42,181

Noninterest expense (GAAP)	$117,361	$109,022
Less: Intangible amortization expense	1,181	1,289

Tangible noninterest expense (Non-GAAP)	$116,180	$107,733

Net income (GAAP)	$15,590	$12,560
Add: Effect of intangible amortization, net of tax	768	838

Cash earnings (Non-GAAP)	$16,358	$13,398

Total assets (GAAP)	$12,823,503	$12,121,118
Less: Intangible assets	427,581	395,919

Total intangible assets (Non-GAAP)	$12,395,922	$11,725,199

Average assets (Non-GAAP)	$12,881,551	$11,817,101
Less: Average intangible assets	428,034	396,342

Total average intangible assets (Non-GAAP)	$12,453,517	$11,420,759

Total shareholders’ equity (GAAP)	$1,504,761	$1,495,040
Less: intangible assets	427,581	395,919

Total tangible shareholders’ equity (Non-GAAP)	$1,077,180	$1,099,121

Average shareholders’ equity (Non-GAAP)	$1,528,606	$1,504,102
Less: Average intangible assets	428,034	396,342

Average tangible shareholders’ equity (Non-GAAP)	$1,100,572	$1,107,760

Net income per common share—diluted	$0.53	$0.43
Add: Effect of intangible amortization, net of tax	0.02	0.03

Cash earnings per share—diluted (Non-GAAP)	$0.55	$0.46

Return on average common equity	4.09%	3.36%
Add: Effect of intangibles	1.87	1.50

Return on average tangible common equity (Non-GAAP)	5.96%	4.86%

Efficiency ratio	84.5%	80.8%
Less: Effect of tax benefit related to tax-exempt income	1.8	1.7

Efficiency ratio (TE) (Non-GAAP)	82.7	79.1
Less: Effect of amortization of intangibles	0.8	0.9

Tangible efficiency ratio (TE) (Non-GAAP)	81.9%	78.2%

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $11.6 billion during the second quarter of 2013, a $1.0 billion, or 9.5%, increase when compared to the same period of 2012. Earning assets averaged $11.7 billion during the first six months of 2013, a $1.2 billion, or 11.4%, increase when compared to the first half of 2012. The increase from the prior year was primarily the result of earning assets acquired during 2012 and the Company’s growth during the past twelve months. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $404.5 million, or 4.8%, to $8.9 billion at June 30, 2013, compared to $8.5 billion at December 31, 2012. The increase was driven by non-covered loan growth of $579.0 million during the first six months of 2013, but was offset by a decrease in loans covered by loss share agreements of $174.5 million, or 16.0%. By loan type, the increase was primarily from commercial loan growth of $262.9 million and consumer loan growth of $100.3 million during the first six months of 2013, 4.3% and 5.4% higher, respectively, than at the end of 2012.

The major categories of loans outstanding at June 30, 2013 and December 31, 2012 are presented in the following tables, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI, Cameron, and Florida Gulf. The carrying amount of the covered loans and loans acquired from OMNI, Cameron, and Florida Gulf consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e., loans performing at the time of acquisition) as detailed in the following table.

TABLE 2 – SUMMARY OF LOANS

	June 30, 2013
	Commercial		Mortgage		Consumer and Other
	Real Estate	Business	1-4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$132,565	$2,005	$17,969	$—	$—	$18,791	$—	$713	$172,043
Performing (1)	387,595	66,952	149,685	—	—	139,058	783	2,099	746,172

Total covered loans	520,160	68,957	167,654	—	—	157,849	783	2,812	918,215
Non-covered loans
Acquired
Impaired (1)	39,563	3,468	383	—	45	2,381	—	861	46,701
Performing (1)	355,194	56,629	24,612	—	3,107	59,218	—	14,828	513,588

	394,757	60,097	24,995	—	3,152	61,599	—	15,689	560,289
Legacy loans	2,829,321	2,558,866	321,103	4,744	348,479	1,059,375	52,243	250,402	7,424,533

Total non-covered loans	3,224,078	2,618,963	346,098	4,744	351,631	1,120,974	52,243	266,091	7,984,822

Total	$3,744,238	$2,687,920	$513,752	$4,744	$351,631	$1,278,823	$53,026	$268,903	$8,903,037

	December 31, 2012
	Commercial		Mortgage		Consumer and Other
	Real Estate	Business	1-4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$167,742	$2,757	$20,232	$—	$—	$22,094	$—	$820	$213,645
Performing (1)	473,101	84,294	166,932	—	—	152,118	906	1,760	879,111

Total covered loans	640,843	87,051	187,164	—	—	174,212	906	2,580	1,092,756
Non-covered loans
Acquired
Impaired (1)	55,363	3,470	330	—	68	4,649	—	318	64,198
Performing (1)	390,017	79,763	32,427	—	4,951	71,626	—	15,337	594,121

	445,380	83,233	32,757	—	5,019	76,275	—	15,655	658,319
Legacy loans	2,545,320	2,367,434	251,262	6,021	322,966	1,000,638	51,722	202,142	6,747,505

Total non-covered loans	2,990,700	2,450,667	284,019	6,021	327,985	1,076,913	51,722	217,797	7,405,824

Total	$3,631,543	$2,537,718	$471,183	$6,021	$327,985	$1,251,125	$52,628	$220,377	$8,498,580

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

The Company’s loan to deposit ratio at June 30, 2013 and December 31, 2012 was 83.7% and 79.1%, respectively. The percentage of fixed rate loans to total loans increased slightly from 50.7% at the end of 2012 to 50.8% as of June 30, 2013. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated, followed by a discussion of activity by major loan type.

TABLE 3 – TOTAL LOANS BY LOAN TYPE

(Dollars in thousands)	June 30, 2013		December 31, 2012
Commercial loans:
Real estate	$3,744,238	42%	$3,631,543	43%
Business	2,687,920	30	2,537,718	30

	6,432,158	72	6,169,261	73
Mortgage loans:
Residential 1-4 family	513,752	6	471,183	5
Construction/owner-occupied	4,744	—	6,021	—

	518,496	6	477,204	5
Consumer loans:
Home equity	1,278,823	14	1,251,125	15
Indirect automobile	351,631	4	327,985	4
Other	321,929	4	273,005	3

	1,952,383	22	1,852,115	22

	$8,903,037	100%	$8,498,580	100%

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than consumer and mortgage loans. Total commercial loans increased $262.9 million, or 4.3%, during the first six months of 2013, with $401.7 million in non-covered loan growth and a decrease in covered commercial loans of $138.8 million, or 19.1%. The Company continued to attract and retain commercial customers in 2013 as commercial loans were 72% of the total loan portfolio at June 30, 2013. Unfunded commitments on commercial loans were $2.1 billion at June 30, 2013, an increase of $325.9 million when compared to the prior year.

The Company’s investment in commercial real estate loans increased by $112.7 million during the first six months of 2013, as growth was driven by an increase in non-covered commercial real estate loans of $233.4 million. At June 30, 2013, commercial real estate loans totaled $3.7 billion, or 42.1% of the total loan portfolio, compared to 42.7% at December 31, 2012. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of June 30, 2013, commercial business loans totaled $2.7 billion, or 30.2% of the Company’s total loan portfolio. This represents a $150.2 million, or 5.9%, increase from December 31, 2012, and is the result of the Company’s focused efforts to grow its small business loan portfolio. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. The Company’s commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have an annual maturity. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

Non-covered commercial loans increased $401.7 million, or 7.4%, during the first six months of 2013. The Birmingham, Alabama, and Houston, Texas markets experienced the largest growth in their commercial loan portfolios, but that growth was partially offset by a decrease in balances in some of the Company’s other markets, the result primarily of payments on existing loans. On a market basis, growth in the non-covered portfolio was driven by the Company’s Houston, Texas market, which grew its commercial loan portfolio

$206.0 million, or 24.0%, since the end of 2012. Birmingham, Alabama’s commercial loans grew $32.1 million, or 10.2%, while the Huntsville, Alabama market contributed loan growth of $23.1 million since December 31, 2012. In the Company’s more mature markets, Baton Rouge, Louisiana’s commercial loans grew $32.2 million, or 6.2%, during the first six months of 2013. Offsetting these increases were decreases primarily due to loan payments in the Northeast Arkansas market.

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation which permit their sale in the secondary market. Larger mortgage loans of private banking clients and prospects are generally retained to enhance relationships, and also due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan to value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. Beginning in the third quarter of 2012, the Company began to invest in loans that would be considered subprime (e.g. loans with a FICO score of less than 620) in order to ensure compliance with relevant regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, throughout 2013, albeit up to a limited amount. The total amount of subprime loans purchased or originated in the first six months of 2013 was $36.9 million, of which $15.2 million is either directly or indirectly guaranteed by a United States Government Agency. At June 30, 2013, the Company had $108.0 million in subprime mortgage loans.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing-released basis and recognize the associated fee income rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $41.3 million, or 8.7% compared to December 31, 2012, and was a result of the subprime loans the Company purchased from the secondary market during the first half of 2013. Offsetting these purchases were decreases in the Company’s covered mortgage loans of $19.5 million and $7.8 million in acquired mortgage loans as existing loans were paid down and most of the new mortgage loan originations were sold.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At June 30, 2013, $2.0 billion, or 21.9%, of the total loan portfolio was comprised of consumer loans, compared to $1.9 billion, or 21.8%, at the end of 2012. Total consumer loans increased $100.3 million from December 31, 2012, with almost half of the growth ($48.9 million) from personal loans (including credit card loans), with the remaining growth split evenly between indirect automobile loans ($23.6 million) and home equity loans and lines of credit ($27.8 million).

Consistent with 2012, home equity loans comprised the largest component of the Company’s consumer loan portfolio at June 30, 2013. The balance of home equity loans increased $27.8 million during the first six months of 2013 to $1.3 billion at June 30, 2013. Non-covered home equity loans increased $44.1 million during the first half of 2013 as a result of the Company’s continued focus on expanding its total consumer portfolio through its additional investment in its consumer business, as well as increased activity from its existing clients. The Company’s sales and marketing efforts in 2013 have also contributed to the growth in non-covered home equity loans since December 31, 2012. Unfunded commitments related to home equity loans and lines were $461.4 million at June 30, 2013, an increase of $120.2 million versus the prior year. The Company has approximately $407.3 million of loans with junior liens where the Company does not hold or service the respective loan holding senior lien. The Company believes it has addressed the risks associated with these loans in its allowance for credit losses.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. Indirect automobile loans increased 7.2% during the first half of 2013, from $328.0 million at December 31, 2012 to $351.6 million, or 3.9% of the total loan portfolio, as the Company retained its focus on prime or low risk paper. The organic growth in the Company’s indirect automobile portfolio can be attributed to a couple of primary factors. In 2012, the Company began to sign new dealers after limiting new business during the previous years due to a weakened economy. In addition, the Company has adjusted its interest rates on these loans to be more aligned with its competitors, which has provided the Company an opportunity to recapture some market share.

The Company’s credit card loans totaled $53.0 million at June 30, 2013, a 0.8% increase from December 31, 2012. The increase in credit card loans was a result of an increase in usage by customers at the end of the second quarter. Quarter-to-date average credit card balances have increased from $50.1 million in the fourth quarter of 2012 to $51.5 million in the second quarter of 2013.

The remainder of the consumer loan portfolio at June 30, 2013 consisted of direct automobile loans and other personal loans, and comprised 3.0% of the overall loan portfolio. At the end of the second quarter, the Company’s direct automobile loans totaled $76.4 million, a $16.2 million increase over December 31, 2012, and the Company’s other personal consumer loans were $192.5 million, a 22.4% increase from December 31, 2012, primarily a result of installment loans and personal lines of credit.

Mortgage Loans Held for Sale

Loans held for sale decreased $105.4 million, or 39.4%, to $162.0 million at June 30, 2013 compared to $267.5 million at December 31, 2012. The decrease in the balance during 2013 was a result of an increase in sales activity during the first six months and a seasonal slowdown of origination and refinance activity. During the first half of 2013, the Company has originated $1.2 billion in mortgage loans, offset by sales of $1.4 billion.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At June 30, 2013, the Company had $5.4 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $2.5 million for potential repurchases at June 30, 2013, however, an insignificant number of loans have been returned to the Company.

Asset Quality

The Company’s loan portfolio has gradually transitioned from that of a thrift to resemble portfolios held by commercial banks. This transition brings the potential for increased risks in the form of potentially higher levels of charge-offs and nonperforming assets, and increased rewards in the form of potentially increased levels of shareholder returns. As the risks within the loan portfolio have evolved, management has responded by tightening underwriting guidelines and procedures, implementing more conservative loan charge-off and nonaccrual guidelines, revising loan policies and developing an internal loan review function. As a result of management’s enhancements to underwriting loan risk/return dynamics, the credit quality of the loan portfolio has remained favorable when compared to peers. Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Overall asset quality improved during the first six months of 2013, primarily as a result of decreases in the number and amount of past due loans and nonperforming assets. Consistent with prior years, the assets and liabilities purchased and assumed through the Company’s four failed bank acquisitions continue to have a disproportionate impact on overall asset quality. The Company continues to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department administers delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings as necessary. Commercial loans are periodically reviewed through a loan review process to provide an independent assessment of a loan’s risks. All other loans are also subject to loan review through a periodic sampling process. The Company exercises significant judgment in determining the risk classification of its commercial loans.

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

Loans acquired through failed bank acquisitions, referred to as covered loans, are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. Acquisition date fair values of loans covered by loss sharing agreements were determined without regard to the loss sharing agreements. In addition to covered loans, the Company also accounts for other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as purchased impaired loans. Application of ASC 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. At acquisition, purchased impaired loans were individually evaluated and assigned to loan pools based on common risk characteristics, which included loan performance at the time of acquisition, loan type based on regulatory reporting guidelines, and/or the nature of collateral. The acquisition date fair values of each pool were estimated based on the expected cash flows of the underlying loans. Certain loan level information, including outstanding principal balance, maturity, term to re-price (if a variable rate loan), and interest rate were used to estimate the expected cash flows for each loan pool. ASC 310-30 does not permit carry over or recognition of an allowance for credit losses at acquisition. Credit quality deterioration, also referred to as credit losses, evident at acquisition with individual loans was reflected in the acquisition date fair value through the reduction of cash flows expected to be received over the life of loans. A provision for credit losses is recognized and an allowance for credit losses is recorded subsequent to acquisition to the extent that re-estimated expected losses exceed losses estimated at acquisition. Purchased impaired loans were considered to be performing as of the acquisition date regardless of their past due status based on their contractual terms. In accordance with regulatory reporting guidelines, purchased impaired loans that are contractually past due are reported as past due and accruing based on the number of days past due.

Due to the significant difference in accounting for covered loans and the related FDIC loss sharing agreements, as well as non-covered acquired loans accounted for as purchased impaired loans, and given the significant amount of acquired impaired loans that are past due but still accruing, the Company believes inclusion of these loans in certain asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to purchased impaired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in certain asset quality ratios could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by purchased impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding either covered loans or all purchased impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in the tables below present asset quality information excluding either covered loans or all purchased impaired loans, as indicated within each table, and related amounts.

Nonperforming assets excluding acquired loans increased $0.4 million, or 0.5%, as compared to December 31, 2012. The increase resulted from a $0.9 million increase in nonperforming loans, attributable to a 2.5% increase in nonaccrual loans, which was partially offset by a decrease in accruing loans past due 90 days or more of $0.3 million and a $0.5 million decrease in OREO.

The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days and TDRs.

TABLE 4 – NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (EXCLUDING ACQUIRED LOANS)

(Dollars in thousands)	June 30, 2013	December 31, 2012	Increase (Decrease)
Nonaccrual loans:
Commercial and business banking	$32,289	$32,312	$(23)	(0.1)%
Mortgage	7,974	8,367	(393)	(4.7)
Consumer and credit card	8,843	7,237	1,606	22.2

Total nonaccrual loans	49,106	47,916	1,190	2.5
Accruing loans 90 days or more past due	1,071	1,371	(300)	(21.9)

Total nonperforming loans (1)	50,177	49,287	890	1.8
OREO and foreclosed property (2)	25,893	26,380	(487)	(1.8)

Total nonperforming assets (1)	76,070	75,667	403	0.5
Troubled debt restructuring in compliance with modified terms	1,813	2,354	(541)	(23.0)

Total nonperforming assets and troubled debt restructurings (1)	$77,883	$78,021	$(138)	(0.2)%

Nonperforming loans to total loans (1) (4)	0.67%	0.73%
Nonperforming assets to total assets (1) (4)	0.69%	0.69%
Nonperforming assets and troubled debt restructurings to total assets (1) (4)	0.70%	0.71%
Allowance for credit losses to nonperforming loans (4) (5)	143.38%	150.57%
Allowance for credit losses to total loans (4) (5)	0.96%	1.09%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	OREO and foreclosed property at June 30, 2013 and December 31, 2012 include $8,434,000 and $9,199,000, respectively, of former bank properties held for development or resale.
(3)	Troubled debt restructurings in compliance with modified terms for June 30, 2013 and December 31, 2012 do not include $8,613,000 and $15,356,000 in troubled debt restructurings included in total nonaccrual loans above.
(4)	Total loans, total nonperforming loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Nonperforming loans were 0.67% of total legacy loans at June 30, 2013, six basis points lower than at December 31, 2012. If covered loans and acquired loans accounted for in pools that meet nonperforming criteria are included, nonperforming loans were 4.65% of total loans at June 30, 2013 and 6.42% at December 31, 2012. The allowance for credit losses as a percentage of nonperforming loans was 143.4% at June 30, 2013 and 150.6% at December 31, 2012. Including covered loans and pooled loans, the allowance coverage of total loans was 1.95% at June 30, 2013 and 2.96% at December 31, 2012.

Nonperforming asset balances as a percentage of total assets have remained at relatively low levels. Total nonperforming assets were 0.69% of non-covered assets at June 30, 2013, consistent with December 31, 2012. Consistent with the overall improvement in asset quality, the Company’s reserve for credit losses as a percentage of loans excluding reserves for acquired loans decreased 13 basis points from year-end to 0.96% at June 30, 2013.

Loans defined as TDRs not included in nonperforming assets decreased to $1.8 million at the end of the second quarter of 2013. Total TDRs not covered by loss share agreements totaled $10.4 million at June 30, 2013, $7.3 million, or 41.1%, lower than December 31, 2012. One credit totaling $1.5 million was added to TDRs during 2013, but this addition was offset by loan payments and charge-offs during the first six months of the current year.

The Company had gross charge-offs on non-covered loans of $4.2 million during the six months ended June 30, 2013. Offsetting these charge-offs were recoveries of $2.0 million. As a result, net charge-offs on non-covered loans during the first six months of 2013 were $2.2 million, or 0.06% of average loans, as compared to net charge-offs of $2.4 million, or 0.08%, for the same period of 2012.

At June 30, 2013, excluding loans covered by the FDIC loss share agreements, the Company had $181.1 million of assets classified as substandard, $2.3 million of assets classified as doubtful, and no assets classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified assets was 1.43% of total assets, 2.06% of total loans, and 2.30% of non-covered loans. At December 31, 2012, classified assets totaled $231.6 million, or 1.98% of total assets, 2.72% of total loans, and 3.13% of non-covered loans. The decrease in classified assets is consistent with the overall improvement in asset quality since December 31, 2012. As with non-classified assets, a reserve for credit losses has been recorded for all substandard loans at June 30, 2013 according to the Company’s allowance policy. Excluding purchased impaired loans, classified assets totaled $144.5 million, compared to $176.0 million at December 31, 2012.

In addition to the problem loans described above, excluding covered loans, there were $108.2 million of loans classified as special mention at June 30, 2013, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. Special mention loans decreased $14.0 million, or 11.4%, from December 31, 2012, which is consistent with the general improvement in the Company’s asset quality.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At June 30, 2013, total past due loans excluding covered loans were 1.48% of total loans, a decrease of 23 basis points from December 31, 2012. Including covered loans, loans past due 30 days or more were 4.92% of total loans before discount adjustments at June 30, 2013 and 6.76% at December 31, 2012. Past due non-covered loans (including nonaccrual loans) decreased $8.1 million, or 6.4%, from December 31, 2012, and can be attributed to improvements in loans past due less than 60 days. Additional information on non-covered past due loans is presented in the following table.

TABLE 5 – PAST DUE NON-COVERED LOAN SEGREGATION

	June 30, 2013
	Non-acquired		Acquired		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$12,462	0.17%	$4,087	0.64%	$16,549	0.20%
60-89 days past due	2,713	0.04	2,330	0.37	5,043	0.06
90-119 days past due	120	0.00	1,300	0.20	1,420	0.02
120 days past due or more	951	0.01	578	0.09	1,529	0.02

	16,246	0.22	8,295	1.31	24,541	0.30
Nonaccrual loans (1)	49,069	0.66	46,082	7.25	95,151	1.18

	$65,315	0.88%	$54,377	8.56%	$119,692	1.48%

	December 31, 2012
	Non-acquired		Acquired		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$10,345	0.15%	$10,502	1.42%	$20,847	0.28%
60-89 days past due	2,447	0.04	2,499	0.34	4,946	0.07
90-119 days past due	489	0.01	82	0.01	571	0.01
120 days past due or more	883	0.01	323	0.04	1,206	0.02

	14,164	0.21	13,406	1.81	27,570	0.37
Nonaccrual loans (1)	47,916	0.71	52,376	7.06	100,292	1.34

	$62,080	0.92%	$65,782	8.87%	$127,862	1.71%

(1)	For acquired loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

The $8.1 million decrease in non-covered past due loans was the result of a $3.0 million decrease in accruing loans past due and a $5.1 million decrease in nonaccrual loans. Commercial nonaccrual loans decreased $7.1 million, or 9.1%, and mortgage nonaccrual loans decreased $0.4 million, while consumer nonaccrual loans increased $2.4 million, or 19.7%, since December 31, 2012. The increase in consumer nonaccrual loans was a result of the placement of past due consumer loans on nonaccrual status during 2013 in response to their continued past due status. The movement of these loans to nonaccrual status in the current year helped to drive the decrease in accruing consumer loans past due to $6.3 million at June 30, 2013, from $9.2 million at December 31, 2012, a 31.1% decrease.

In the non-covered commercial loan portfolio, total accruing loans past due increased $0.6 million, or 3.6%, from December 31, 2012. The increase was from loans past due less than 90 days, with one commercial credit accounting for the increase. This commercial credit was well-collateralized at June 30, 2013 in order to minimize the risk of loss.

Total non-covered mortgage loans past due decreased $1.1 million during the first six months of 2013, with 60.0% due less than 90 days and 30.9% past due less than 60 days. At December 31, 2012, those percentages were 69.4% and 25.3%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues.

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

TABLE 6 – PAST DUE COVERED LOAN SEGREGATION

	June 30, 2013		December 31, 2012
		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$7,691	0.72%	$14,799	1.16%
60-89 days past due	5,921	0.56	7,303	0.57
90-119 days past due	1,177	0.11	2,376	0.18
120 days past due or more	—	0.00	252	0.02

Total accruing loans	14,789	1.39	24,730	1.93
Nonaccrual loans (1)	314,623	29.61	440,575	34.40

Total past due loans	$329,412	31.00%	$465,305	36.33%

(1)	For covered loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

Total covered loans past due at June 30, 2013 totaled $329.4 million before discounts, a decrease of $135.9 million, or 29.2%, from December 31, 2012. The decrease is consistent with not only the overall decrease in the covered loan portfolio, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due loans at the end of the second quarter of 2013 included $314.6 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $14.8 million in accruing loans past due greater than 30 days. Of the $14.8 million in accruing loans past due, $13.6 million, or 92.0%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $135.9 million decrease in covered loans past due, loans past due 30 to 89 days decreased $8.5 million, or 38.4%, while nonperforming loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of nonaccrual loans) decreased $127.4 million, or 28.7%. These decreases were primarily a result of loan payments during the current year.

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses, including a qualitative component. These factors include, but are not limited to, the overall risk profiles of the loan portfolios, net charge-off experience, the extent of impaired loans, the level of nonaccrual loans, the level of 90 days past due loans and the overall percentage level of the allowance. The Company also considers overall asset quality trends, changes in lending and risk management practices and procedures, trends in the nature and volume of the loan portfolio, including the existence and effect of any portfolio concentrations, changes in experience and depth of lending staff, legal, regulatory and competitive environment, national and regional economic trends, and data availability and applicability that might impact the portfolio. See the “Application of Critical Accounting Policies and Estimates” section of the Company’s Form 10-K for the year ended December 31, 2012 for more information.

Change in Methodology

During the three months ended June 30, 2013, the Company modified its methodology for estimating its allowance for credit losses on its non-covered, non-acquired loan portfolio to incorporate practices, processes, and methodologies consistent with the guidance provided in the Office of the Comptroller of Currency’s (“OCC”) inter-agency policy statement 2006 SR 06-17. The methodology was modified to segregate the reserve for unfunded lending commitments (“RULC”), previously included in the Company’s allowance for credit losses, into a separate liability on the Company’s consolidated balance sheet, and to enhance the existing methodology around loss migration.

As part of the modification, the Company’s calculation of its allowance for credit losses incorporates a new loss migration model designed by the Company to improve its estimates of credit losses by:

•	Providing a greater degree of segmentation of the Company’s non-covered, non-acquired loan portfolio within its existing homogeneous pools with distinct risk characteristics;

•	Improving the application of the Company’s specific historical loss rates to effectively generate estimated incurred loss rates for these various pools of the loan portfolio; and

•	Facilitating future loan portfolio stress testing.

The following changes were made from the Company’s previous methodology utilized through the three months ended March 31, 2013:

•	Segregation of the RULC noted above;

•

Creation of a transition matrix-based model that calculates current incurred loss estimates derived from Company-specific history of risk rating changes and net charge-offs across multiple loan pools in its portfolio; and

•

Elimination of the use of published available expected default frequencies (“EDFs”) adjusted for the Company’s experience in estimating losses in the Company’s commercial real estate and business loan portfolios.

As a result of the change in methodology, the Company’s allowance for loan losses is $10.8 million lower than it would have been under the previous methodology. However, offsetting the decrease is a $10.3 million increase in the Company’s RULC, included in other liabilities in its unaudited consolidated balance sheet, as of June 30, 2013. The Company’s allowance for credit losses, therefore, is $0.4 million lower than what it would have been under the previous methodology at June 30, 2013.

Certain inherent, but unconfirmed losses are probable within the loan portfolio. The Company’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation and other qualitative adjustments. In a stable or deteriorating credit environment, heavy reliance on historical loss rates and the credit grade rating process results in model-derived required reserves that tend to slightly lag behind portfolio deterioration. Similar lags can occur in an improving credit environment whereby required reserves can lag slightly behind portfolio improvement. Given these model limitations, qualitative adjustment factors may be incremental or decremental to the quantitative model results.

The manner in which the allowance for credit losses is determined is based on the accounting method applied to the underlying loans. The Company delineates between loans accounted for under the contractual yield method, primarily legacy loans, and loans accounted for as purchased impaired loans, primarily acquired loans.

Legacy Loans

Legacy loans represent loans accounted for under the contractual yield method. The Company’s legacy loans include loans originated by the Company and acquired loans that are not accounted for as acquired credit impaired loans. See the “Application of Critical Accounting Policies and Estimates” section of the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 for more information.

Acquired Loans

Acquired loans, which include covered loans and certain non-covered loans, represent loans acquired by the Company that are accounted for in accordance with ASC 310-30. See discussion above, as well as the “Application of Critical Accounting Policies and Estimates” section of the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 for more information.

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

At June 30, 2013, the Company had an allowance for credit losses of $94.5 million to reserve for probable losses currently in the covered loan portfolio arising after the losses estimated at the respective acquisition dates. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at June 30, 2013 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.

The following table sets forth the effects of a +/- 10% change in estimated loss rates applied to all acquired loan portfolios, including the effects on the FDIC loss share receivables associated with portfolios subject to FDIC loss share agreements.

	10% Increase in Credit Losses	10% Decrease in Credit Losses
(Dollars in thousands)
Projected Change in Provision
Gross provision	$10,452	$(3,011)
Adjustment attributable to FDIC loss share arrangements	(5,425)	2,283

Net Provision	$5,027	$(728)

Projected Change in Net Interest Income (after June 30, 2013)
2013	$(152)	$(638)
2014	(350)	(359)

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.

TABLE 7 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	For the Six Months Ended
	June 30
(Dollars in thousands)	2013	2012
Balance at beginning of period	$251,603	$193,761
Transfer of balance to OREO	(17,685)	(12,997)
Transfer of balance to the reserve for unfunded commitments	(9,828)	—
(Reversal of) Provision charged to operations	(1,569)	11,752
(Reversal of) Provision recorded through the FDIC loss share receivable	(55,085)	10,633
Charge-offs:
Commercial and business banking	3,536	14,734
Mortgage	2,603	376
Consumer	444	2,570

	6,583	17,680
Recoveries:
Commercial and business banking	759	732
Mortgage	188	21
Consumer	1,103	1,063

	2,050	1,816

Net charge-offs	4,533	15,864

Allowance for loan losses	162,903	187,285

Transfer of balance from the allowance for loan losses	9,828	—
Provision for unfunded lending commitments	514	—

Balance at end of period	$173,245	$187,285

Allowance for loan losses to nonperforming assets (1) (2)	103.2%	116.3%
Allowance for loan losses to total loans at end of period (2)	0.86	1.29
Net charge-offs to average loans (3)	0.06	0.08

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include the allowance allocated to covered assets.
(3)	Net charge-offs exclude charge-offs and recoveries on covered loans.

TABLE 8 – SUMMARY OF ACTIVITY BY LOAN TYPE

	June 30, 2013				June 30, 2012
		Non-covered loans				Non-covered loans
(Dollars in thousands)	Covered Loans	Legacy Loans	Acquired Loans	Total	Covered Loans	Legacy Loans	Acquired Loans	Total
Allowance for loan losses
Balance at beginning of period	$168,576	$74,211	$8,816	$251,603	$118,900	$74,861	$—	$193,761
(Reversal of) Provision for credit losses before benefit attributable to FDIC loss share agreements	(55,060)	(585)	(1,009)	(56,654)	12,815	5,277	4,293	22,385
Benefit attributable to FDIC loss share agreements	55,085	—		55,085	(10,633)	—	—	(10,633)

Net (reversal of) provision for credit losses	25	(585)	(1,009)	(1,569)	2,182	5,277	4,293	11,752
Decrease in FDIC loss share receivable	(55,085)	—	—	(55,085)	10,633	—	—	10,633
Transfer of balance to OREO	(16,712)	—	(973)	(17,685)	(12,689)	—	(308)	(12,997)
Transfer of balance to the RUFC	—	(9,828)	—	(9,828)	—	—	—	—
Loan charge-offs	(2,334)	(4,249)	—	(6,583)	(13,283)	(4,218)	(179)	(17,680)
Recoveries	—	2,050	—	2,050	19	1,775	22	1,816

Balance at end of period	94,470	61,599	6,834	162,903	105,762	77,695	3,828	187,285
Reserve for unfunded lending commitments
Transfer of balance from the allowance for loan losses	—	9,828	—	9,828	—	—	—	—
Provision for unfunded lending commitments	—	514	—	514	—	—	—	—

	—	10,342	—	10,342	—	—	—	—

Allowance for credit losses	$94,470	$71,941	$6,834	$173,245	$105,762	$77,695	$3,828	$187,285

The allowance for credit losses was $173.2 million at June 30, 2013, or 1.95% of total loans, $78.3 million lower than at December 31, 2012. The allowance as a percentage of loans was 101 basis points below the 2.96% at December 31, 2012.

The decrease in the allowance was primarily related to a decrease in reserves on the covered and non-acquired loan portfolios. The allowance for credit losses on the covered portion of the loan portfolio decreased $74.1 million primarily due to a change in expected cash flows on certain of the acquired loan pools during the first six months of 2013. The reserve was adjusted during 2013 to cover the expected losses in these pools. On a gross basis, the Company was able to reverse $55.1 million to account for these estimated cash flow changes. The reserve was also reduced by $16.7 million when loan collateral was moved to OREO during 2013.

For the non-covered portfolio, asset quality improved over the prior year as evidenced by continued lower levels of net charge-offs and past due loans. As a result, the allowance on the legacy portfolio declined $2.3 million, or 3.1%, since December 31, 2012. The improvement in asset quality offset the additional allowance recorded on loan growth during the first six months of 2013. The non-covered allowance for credit losses, however, includes a reserve of $6.8 million on the non-covered acquired loans to reserve for losses probable in those portfolios at June 30, 2013 above estimated expected credit losses at acquisition.

At June 30, 2013, excluding the acquired loan portfolios, the allowance for credit losses covers nonperforming loans 1.4 times. On that same basis, the allowance for credit losses on non-covered loans covers total past due loans 1.5 times at December 31, 2012. Including acquired non-covered loans, the allowance for credit losses covers 65.8% of total past due and nonaccrual loans at June 30, 2013, an increase compared to the December 31, 2012 coverage of 64.9%.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements. The FDIC loss share receivable decreased $182.0 million, or 43.0%, during the first six months of 2013 as the Company recorded a valuation allowance of $31.8 million, reduced the balance $55.1 million to offset the allowance for credit loss adjustment recorded during the first six months of 2013, and claimed reimbursements from the FDIC resulting from loan charge-offs, OREO sales, and OREO write-downs, included in other assets discussed below. The loss share receivable also decreased as a result of amortization during the current period. See Note 8 to the unaudited consolidated financial statements for additional information.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

TABLE 9 – FDIC LOSS SHARE RECEIVABLE ACTIVITY

	For the Six Months Ended June 30
(Dollars in thousands)	2013	2012
Balance at beginning of period	$423,069	$591,844
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(55,085)	10,633
Amortization	(45,831)	(56,411)
Submission of reimbursable losses to the FDIC	(42,043)	(72,527)
Impairment	(31,813)	—
Changes due to a change in cash flow assumptions on OREO and other	(7,257)	(3,616)

Balance at end of period	$241,040	$469,923

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, the Company concluded that certain expected losses are probable of not being collected from the FDIC or the customer because such projected losses are anticipated to occur beyond the reimbursable periods of the loss share agreements. On April 10, 2013, the Audit Committee and the Board of Directors concluded that an impairment charge was required under generally accepted accounting principles applicable to the Company and should be recognized in the unaudited consolidated financial statements for the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31.8 million through a charge to net income.

Of the FDIC loss share receivables balance of $241.0 million, approximately $87.9 million is expected to be collected from the FDIC, $127.0 million, which represents improvements in cash flows expected to be collected from customers, is expected to be amortized over time, and $26.1 million is expected to be collected in conjunction with OREO transactions.

The Company may owe consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions of these agreements. Of the three agreements with the FDIC that contain clawback provisions, cumulative losses to date under two of these agreements have exceeded the calculated loss amounts which would result in clawback if not incurred. For the third agreement, the Company has recorded a $0.1 million liability at June 30, 2013 to reserve for the amount of consideration due to the FDIC based on cumulative losses to date. However, the sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement. However, the future performance of the remaining covered assets (namely improvements in the forms of recoveries and/or reduced losses) for each of the three agreements beyond each agreement’s respective collection period could require the Company to be subject to the clawback provisions for that agreement. The clawback provisions generally stipulate that in the event of not meeting certain thresholds of loss, the Company is required to pay the FDIC a percentage as defined in the respective agreements.

Refer to the “Other Assets” discussion below for additional amounts due from the FDIC related to loss share agreements.

Investment Securities

Investment securities increased by $125.2 million, or 6.4%, to $2.1 billion at June 30, 2013. The increase from December 31, 2012 was due to the use of available funds in the first six months of 2013 to purchase available for sale investments in an effort to improve the yield on total earning assets. These additional investments were offset partially by the sales and maturities of investment securities during the first six months of 2013. As a result of these purchases, investment securities increased to 16.2% of total assets at June 30, 2013, from 14.9% at December 31, 2012. Investment securities were 17.8% of average earnings assets in the current quarter and 18.8% in the second quarter of 2012. By intent, available for sale securities increased $167.1 million, or 9.6%, and held to maturity investments decreased $41.8 million, or 20.4%. The following table shows the carrying values of securities by category for the periods indicated.

TABLE 10 – CARRYING VALUE OF SECURITIES

(Dollars in thousands)	June 30, 2013		December 31, 2012
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$424,747	20%	$285,724	15%
Obligations of state and political subdivisions	117,083	6	127,075	7
Mortgage-backed securities	1,368,740	66	1,330,656	68
Other securities	1,488	—	1,549	—

	1,912,058	92	1,745,004	90
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	34,465	2	69,949	4
Obligations of state and political subdivisions	89,005	4	88,909	4
Mortgage-backed securities	39,770	2	46,204	2

	163,240	8	205,062	10

	$2,075,298	100%	$1,950,066	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At June 30, 2013, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2013. There were no transfers of securities between investment categories during the current period.

TABLE 11 – INVESTMENT PORTFOLIO ACTIVITY

(Dollars in thousands)	Available for Sale	Held to Maturity
Balance at beginning of period	$1,745,004	$205,062
Purchases	760,640	5,901
Sales, net of gains	(42,413)	—
Principal maturities, prepayments and calls, net of gains	(494,593)	(47,061)
Amortization of premiums and accretion of discounts	(10,022)	(662)
Change in market value	(46,558)	—

Balance at end of period	$1,912,058	$163,240

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis, the Company recorded an other-than-temporary impairment charge of $0.5 million during 2011 on one unrated municipal revenue bond. During that year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The total impairment recorded was 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but noted no further deterioration in the operating environment of the bond issuer. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at June 30, 2013 and December 31, 2012.

Note 5 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions of $120.5 million at June 30, 2013 decreased $602.3 million, or 83.3%, from $722.8 million at December 31, 2012. The primary cause of the decrease was the Company’s use of available cash to purchase higher-yielding investment securities, fund loan growth, and pay down its long-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances for the periods indicated.

TABLE 12 – OTHER ASSETS COMPOSITION

(Dollars in thousands)	June 30, 2013	December 31, 2012	Increase (Decrease)
Other Earning Assets
FHLB and FRB stock	$39,716	$46,216	$(6,500)	(14.1)%
Fed funds sold and financing transactions	—	4,875	(4,875)	(100.0)
Other interest-earning assets (1)	3,412	3,412	—	—

Total other earning assets	43,128	54,503	(11,375)	(20.9)
Non-Earning Assets
Premises and equipment	296,988	303,523	(6,535)	(2.2)
Bank-owned life insurance	102,395	100,556	1,839	1.8
Goodwill	401,872	401,872	—	—
Core deposit intangibles	16,872	19,122	(2,250)	(11.8)
Title plant and other intangible assets	7,546	7,660	(114)	(1.5)
Accrued interest receivable	33,152	32,183	969	3.0
Other real estate owned	129,607	121,536	8,071	6.6
Derivative market value	35,017	42,119	(7,102)	(16.9)
Receivable due from the FDIC	3,255	3,259	(4)	(0.1)
Investment in new market tax credit entities	132,387	135,793	(3,406)	(2.5)
Other	55,216	48,988	6,228	12.7

Total non-earning assets	1,214,307	1,216,611	(2,304)	(0.2)

Total other assets	$1,257,435	$1,271,114	$(13,679)	(1.1)%

(1)	Other interest-bearing assets are composed primarily of trust preferred common securities.

The $6.5 million decrease in FHLB and FRB stock was the result of $6.5 million in stock repurchases during the first six months of 2013. The repurchases are mandatory for eligible stock based on FHLB regulations.

Fed funds sold and financing transactions represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. The Company had $4.9 million in financing transactions outstanding at the end of 2012, whereas there were no fed funds sold or financing transactions at June 30, 2013. There was no change to the balance of other interest-earning assets from 2012.

Premises and equipment decreased $6.5 million as a result of the $4.6 million impairment recorded on closed branches during the second quarter of 2013, as well as current year depreciation taken on the assets in service.

Bank-owned life insurance increased $1.8 million as a result of the income earned on policies during the first six months of 2013.

Core deposit intangibles decreased $2.3 million due to amortization expense during the current period.

Other real estate includes all real estate, other than bank premises used in bank operations, that is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $8.1 million increase in OREO from December 31, 2012 was a result of the additional covered OREO properties at June 30, 2013. Covered OREO properties were $87.5 million and $77.2 million at June 30, 2013 and December 31, 2012, respectively, which represented an increase of $10.3 million, or 13.3%, during the current period. The increase was a result of the movement of foreclosed covered assets to OREO. Non-covered OREO decreased $2.2 million, or 5.0%, and was primarily a result of the sale of OREO properties during the first six months of 2013.

The decrease in the market value of the Company’s derivatives is primarily the result of the change in value of existing derivatives from December 31, 2012, and not a result of a decrease in derivative activity. The value of the derivatives at June 30, 2013 was affected by a decline in interest rates at the end of the second quarter.

The balance due to the Company from the FDIC from claims associated with the loss share agreements remained steady in 2013 compared to 2012. The current amount due from the FDIC is a result of the timing of repayment from the FDIC of losses submitted and timing of losses incurred. The Company’s submission of losses has remained steady as the Company continues to manage the covered assets to ultimate disposition in a manner that is least loss to the FDIC. The balance due from the FDIC includes the reimbursable portion of incurred losses, net of recoveries (as those terms are defined in the respective loss share agreements) and reimbursable expenses, which were approximately $1.9 million and $3.3 million at June 30, 2013 and December 31, 2012, respectively.

Investments in new market tax credits decreased $3.4 million as a result of the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation. There were no new investments in new market tax credits thus far in 2013.

The $6.2 million increase in other assets since December 31, 2012 was primarily the result of an increase of $8.7 million in the Company’s current income tax receivable as a result of the income tax benefit recorded during the current six-month period. Also affecting other assets was a $15.4 million increase in the deferred tax asset to account for future tax deductions on current period expenses. Offsetting these increases were decreases in prepaid assets and other current receivables since December 31, 2012.

There was no significant change in the Company’s title plant balance since December 31, 2012.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. Refer to the “Liquidity” section below for further discussion of the Company’s sources and uses of funding sources. The following discussion highlights the major changes in the mix of deposits and other funding sources during the six-month period ended June 30, 2013.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first six months of 2013, total deposits decreased $106.6 million, or 1%, totaling $10.6 billion at June 30, 2013, as total noninterest-bearing deposits increased $87.7 million and interest-bearing deposits decreased $194.2 million, or 2.2%, from December 31, 2012. Increases in the Company’s core deposit products were offset by a continued decline in total time deposits, as higher-priced certificates of deposit (“CDs”) matured and were not renewed due to continued rate reductions.

The following table sets forth the composition of the Company’s deposits for the periods indicated.

TABLE 13 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	June 30, 2013		December 31, 2012		Increase (Decrease)
Noninterest-bearing deposits	$2,055,333	19%	$1,967,662	18%	$87,671	4.5%
NOW accounts	2,484,824	23%	2,523,252	24%	(38,428)	(1.5)
Money market accounts	3,749,891	36%	3,738,480	35%	11,411	0.3
Savings accounts	383,879	4%	364,703	3%	19,176	5.3
Certificates of deposit	1,967,791	18%	2,154,180	20%	(186,389)	(8.7)

	$10,641,718	100%	$10,748,277	100%	$(106,559)	(1.0)%

From a product perspective, interest-bearing deposits decreased $194.2 million, or 2.2%. Time deposit decreases of $186.4 million represented 96.0% of the total interest-bearing deposit decrease from December 31, 2012. Certificates of deposit in denominations of $100,000 and over decreased $108.6 million, or 9.5%, to $1.0 billion at June 30, 2013. The decrease was seen in many of the Company’s markets, including the New Orleans, Lafayette, and Northeast Arkansas markets, where higher-priced certificates of deposit matured and were either not renewed or renewed at lower interest rates. Despite the decrease in time deposits, during the second quarter, 83% of maturing time deposits were renewed with an average 25 basis point rate reduction.

The increase in noninterest-bearing deposits continues to provide the Company with a good source of available funds for continued asset growth. Noninterest-bearing deposits as a percentage of total deposits has steadily risen over the past 18 months, from 16.0% at December 31, 2011 to 19.3% at June 30, 2013.

From a market perspective, total noninterest-bearing deposit growth was seen primarily in the Houston, Texas, Lafayette, Louisiana, and Naples, Florida markets. Houston’s noninterest customer deposits increased $24.0 million, or 29.1% during the first half of 2013. Total noninterest deposits in Lafayette and the Acadiana region of Louisiana increased $39.2 million, or 10.9% since the end of 2012, while the Naples market had total customer deposit growth of $19.2 million, or 24.6%. Total deposit growth was offset by time deposit runoff in the New Orleans, Louisiana, Baton Rouge, Louisiana, and Northeast Arkansas markets, primarily a result of decreases in seasonal noninterest and interest-bearing deposits.

Short-term Borrowings

The Company may obtain advances from the FHLB of Dallas based upon its ownership of FHLB stock and certain of its real estate loans and investment securities, provided certain standards related to the Company’s creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.80%. The following table details the average and ending balances of repurchase transactions as of and for the quarters ending June 30:

TABLE 14 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2013	2012
Average balance	$294,712	$245,401
Ending balance	289,377	235,768

Since December 31, 2012, total short-term borrowings decreased $13.7 million, or 4.5%, to $289.4 million at June 30, 2013. The decrease was the result of a decrease in securities sold under agreements to repurchase. On an average basis, short-term borrowings increased 7.9% from the second quarter of 2012. The increase in the average outstanding balance was largely due to management’s decision to take advantage of lower-cost funding sources during the current year.

Total short-term debt was 2.6% of total liabilities and 50.5% of total borrowings at June 30, 2013 compared to 2.6% and 41.7%, respectively, at December 31, 2012. On an average basis, short-term borrowings were 2.6% of total liabilities and 50.1% of total borrowings in the current quarter, compared to 2.6% and 39.1%, respectively, during the second quarter of 2012.

The weighted average rate paid on short-term borrowings was 0.16% during the second quarter of 2013, down eight basis points compared to 0.24% for the second quarter of 2012.

Long-term Debt

The Company’s long-term borrowings decreased $139.9 million, or 33.0%, to $283.5 million at June 30, 2013, compared to $423.4 million at December 31, 2012. The decrease in borrowings from December 31, 2012 is a result of the scheduled repayment of a portion of the Company’s long-term FHLB advances during the first six months, as well as the redemption of $90.0 million in advances acquired in previous acquisitions. The early redemption resulted in additional expense of $2.3 million in the current year based on the prepayment penalty on the advances. As a result of the repayment, the Company expects to reduce future interest expense by $1.9 million in total over the next four quarters.

On average, long-term debt decreased to $293.7 million for the second quarter of 2013 and $352.5 million for the six-month period of 2013, 30.9% and 18.2% lower, respectively, than the corresponding 2012 periods. Average long-term debt was 2.6% of total liabilities for the three months ended June 30, 2013, lower than the average during the second quarter of 2012 of 4.1%. On a period-end basis, long-term debt was 2.5% of total liabilities at June 30, 2013, also a decrease from 3.6% at December 31, 2012.

Long-term borrowings at June 30, 2013 included $95.7 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The remaining debt consists of $111.9 million of junior subordinated deferrable interest debentures of the Company and $75.9 million in notes payable on investments in new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2013, shareholders’ equity totaled $1.5 billion, a decrease of $25.1 million, or 1.6%, compared to December 31, 2012. The following table details the changes in shareholders’ equity during the six months ended June 30, 2013.

TABLE 15 – CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)
Balance, beginning of period	$1,529,868
Net income	16,307
Other comprehensive loss	(29,389)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	2,911
Cash dividends declared	(20,197)
Share-based compensation cost	5,261

Balance, end of period	$1,504,761

During the six-month period ended June 30, 2013, shareholder’s equity decreased primarily as a result of the change in the unrealized gain on the available for sale investment portfolio from interest rate changes toward the end of the period. Net income of $16.3 million for the first six months of 2013 was offset by dividend payments to common shareholders of $20.2 million in the first half of 2013, or $0.68 per common share.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At June 30, 2013, the Company exceeded all regulatory capital ratios.

At the end of the second quarter, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions as well, as shown in the following table.

TABLE 16 – REGULATORY CAPITAL RATIOS

(Dollars in thousands)		Well-Capitalized	June 30, 2013		December 31, 2012
Ratio	Entity	Minimums	Actual	Excess Capital	Actual	Excess Capital
Tier 1 Leverage	Consolidated	5.00%	9.59%	$570,397	9.70%	$574,140
	IBERIABANK	5.00	8.33	412,473	8.57	433,657
Tier 1 risk-based capital	Consolidated	6.00	12.20	605,840	12.92	634,956
	IBERIABANK	6.00	10.60	447,197	11.41	493,695
Total risk-based capital	Consolidated	10.00	13.46	337,941	14.19	384,518
	IBERIABANK	10.00	11.85	180,216	12.68	244,337

The decrease in capital ratios from December 31, 2012 was primarily the result of the deployment of excess liquidity that carried a 0% risk weighting into loans and other investments that carried a higher risk rating.

Regulatory Developments

In July 2013, the U.S. banking regulatory agencies, including the Federal Reserve Board, approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision or “Basel III”, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company and IBERIABANK will become subject to the new rule on January 1, 2015, and certain provisions of the new rule will be phased in from that date to January 1, 2019.

The final rule:

•

permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include as Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included as Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital,

•	establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights,

•	requires a minimum ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%,

•	increases the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%,

•	retains the minimum total capital to risk-weighted assets ratio requirement of 8%,

•	establishes a minimum leverage ratio requirement of 4%,

•	retains the existing regulatory capital framework for 1-4 family residential mortgage exposures,

•

implements a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625%, and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income,

•	increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures,

•	expands the recognition of collateral and guarantors in determining risk-weighted assets, and

•	removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

Management is currently evaluating the provisions of the final rule and their expected impact on the Company and IBERIABANK. Management believes that at June 30, 2013, the Company and IBERIABANK would have met all new capital adequacy requirements on a fully phased in basis as such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase in periods.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $15.3 million and $12.3 million for the three months ended June 30, 2013 and 2012, respectively. Earnings per share (“EPS”) on a diluted basis were $0.53 and $0.43 for the second quarters of 2013 and 2012, respectively. On a year-to-date basis, earnings to common shareholders totaled $16.0 million, or $0.55 per diluted share, down $15.4 million and $$0.53 per diluted share, from the first six months of 2012.

In the first six months of 2013, net interest income increased $4.3 million, or 2.3%, over the same period of 2012, as interest expense decreased $8.2 million, or 24.5%, and interest income decreased $3.9 million, or 1.8%. Net interest income increased as a result of the decrease in the cost of interest-bearing liabilities, but was offset by a similar decrease in earning asset yields. The decrease in yields on earning assets was offset partially by additional customer loan volume in 2013, resulting from both acquisition and organic growth. Income available to common shareholders was also positively impacted by a $13.3 million decrease in the provision for loan losses, but was negatively impacted by a $53.4 million increase in noninterest expenses, the drivers of which are discussed below in the “Noninterest Expense” section of the discussion. The Company experienced similar trends in net interest income, provision for loan losses, and noninterest income and expense for the three months ended June 30, 2013 when compared to the second quarter of 2012. An increase in net interest income of 3.6%, decrease in provision for loan losses of 79.7%, and increase in noninterest expenses of 7.6% drove the $3.0 million, or 24.1%, increase in income available to common shareholders.

Despite the increase in income before income taxes, income tax expense decreased $0.2 million and $12.2 million in the second quarter and six-month period of 2013 when compared to the corresponding 2012 periods. The change in income taxes, and the effective income tax rate, was a result of the tax effect of significant non-recurring expenses during the current periods, including the indemnification asset impairment and branch closure costs. Cash earnings, defined as net income before the net of tax amortization of acquisition intangibles, amounted to $16.4 million and $13.4 million for the quarters ended June 30, 2013 and 2012, respectively.

The following discussion provides additional information on the Company’s operating results for the three- and six-month periods ended June 30, 2013 and 2012, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.29% and 3.45% during the second quarters of 2013 and 2012, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.39% and 3.59%, respectively, for the same periods. Net interest spread and net interest margin were affected in the second quarter of 2013 by additional amortization of the Company’s FDIC loss share receivable due to the adoption of ASU No. 2012-06 in the current year.

Net interest income increased 3.6% in the second quarter of 2013 when compared to the corresponding quarter of 2012, to $96.5 million from $93.2 million. The improvement in net interest income was the result of a $1.0 billion increase in average earning assets and a decrease in the average cost of interest-bearing liabilities of 25 basis points, but was offset by an 8.2% increase in the average balance of interest-bearing liabilities and a 40 basis point decrease in earning asset yield. The average balance sheet growth over the past twelve months is primarily a result of growth in both earning assets and noninterest-bearing deposits, due to acquisition-related growth from Florida Gulf in the third quarter of 2012 and organic growth in the Company’s balance sheet.

The Company experienced similar trends in net interest income and the corresponding net interest spread and net interest margin for the six months ended June 30, 2013 when compared to the same period of 2012. Net interest spread decreased 24 basis points, while net interest margin on a tax-equivalent basis decreased 28 basis points. Net interest income, however, increased $4.3 million, or 2.3%, as average earning assets increased $1.2 billion, or 11.4%, and the rate paid on interest-bearing liabilities decreased 25 basis points. Offsetting these positive effects on net interest income were a decline in the earning asset yield of 48 basis points and an increase in average interest-bearing liabilities of $826.9 million, or 9.7%.

Average loans made up 75.5% and 71.8% of average earning assets in the second quarters of 2013 and 2012, respectively. Quarter-to-date average loans increased $364.3 million, or 4.3%, since December 31, 2012, and $1.2 billion, or 15.2%, since June 30, 2012, and was the result of loan growth in the non-covered loan portfolio. The $1.2 billion increase in average loans from the second quarter of 2012 was also the result of $215.8 million in loans acquired from Florida Gulf. Investment securities made up 17.8% of average earning assets during the current quarter, compared to 18.8% during the same period of 2012. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short-term and long-term debt in efforts to improve net interest income. Other significant components of earning assets during the second quarter of 2013 included the FDIC loss share receivable (2.3% of average earning assets) and excess liquidity (2.6% of average earning assets). During the second quarter of 2012, the FDIC loss share receivable was 4.8% of average earning assets, with excess liquidity accounting for 2.8% of average earning assets.

Average interest-bearing deposits made up 93.6% of average interest-bearing liabilities during the current quarter, up from 91.8% during the second quarter of 2012. Average short-term and long-term borrowings both made up 3.2% of average interest-bearing liabilities in the second quarter of 2013, respectively, compared to 3.2% and 5.0% during the second quarter of 2012.

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in nonearning assets. Taxable equivalent yields are calculated using a marginal tax rate of 35%.

TABLE 17 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	For The Three Months Ended June 30
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$6,321,599	$81,049	5.17%	$5,510,619	$91,188	6.65%
Mortgage loans	494,531	7,526	6.09	446,189	8,276	7.42
Consumer and other loans	1,932,346	26,667	5.54	1,635,869	25,410	6.25

Total loans	8,748,476	115,242	5.30	7,592,677	124,874	6.61
Loans held for sale	170,620	1,351	3.17	135,273	1,232	3.64
Investment securities (TE)	2,059,502	8,978	1.92	1,992,933	10,936	2.40
FDIC loss share receivable	268,700	(18,130)	(26.69)	508,443	(28,484)	(22.16)
Other earning assets	338,668	736	0.87	348,267	725	0.84

Total earning assets	11,585,966	108,177	3.80	10,577,593	109,283	4.20
Allowance for loan losses	(183,783)			(173,023)
Nonearning assets	1,479,368			1,412,531

Total assets	$12,881,551			$11,817,101

Interest-bearing liabilities
Deposits:
NOW accounts	$2,488,721	1,983	0.32%	$1,985,248	1,888	0.38%
Savings and money market accounts	4,113,671	2,705	0.26	3,524,641	4,200	0.48
Certificates of deposit	2,025,823	4,372	0.87	2,313,176	6,559	1.14

Total interest-bearing deposits	8,628,215	9,060	0.42	7,823,065	12,647	0.65
Short-term borrowings	294,789	121	0.16	273,258	167	0.24
Long-term debt	293,746	2,514	3.39	425,313	3,297	3.07

Total interest-bearing liabilities	9,216,750	11,695	0.51	8,521,636	16,111	0.76

Noninterest-bearing demand deposits	2,010,263			1,640,327
Noninterest-bearing liabilities	125,932			151,036

Total liabilities	11,352,945			10,312,999
Shareholders’ equity	1,528,606			1,504,102

Total liabilities and shareholders’ equity	$12,881,551			$11,817,101

Net earning assets	$2,369,216			$2,055,957

Net interest spread		$96,482	3.29%		$93,172	3.45%

Net interest income (TE) / Net interest margin (TE)		$98,878	3.39%		$95,593	3.59%

TABLE 18 – YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	For The Six Months Ended June 30
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$6,264,012	$169,485	5.48%	$5,436,569	$182,282	6.73%
Mortgage loans	483,383	14,984	6.20	458,309	16,736	7.31
Consumer and other loans	1,899,178	53,840	5.72	1,592,055	49,791	6.29

Total loans	8,646,573	238,309	5.57	7,486,933	248,809	6.67
Loans held for sale	174,482	2,676	3.07	126,230	2,281	3.61
Investment securities (TE)	2,050,935	17,838	1.92	1,990,068	22,391	2.45
FDIC loss share receivable	326,190	(45,831)	(27.95)	541,110	(56,411)	(20.62)
Other earning assets	507,853	1,601	0.64	366,562	1,400	0.77

Total earning assets	11,706,033	214,593	3.75	10,510,903	218,470	4.23
Allowance for loan losses	(214,414)			(179,487)
Nonearning assets	1,486,126			1,421,175

Total assets	$12,977,745			$11,752,591

Interest-bearing liabilities
Deposits:
NOW accounts	$2,476,888	3,927	0.32%	$1,954,809	3,799	0.39%
Savings and money market accounts	4,141,741	6,261	0.30	3,502,857	8,585	0.49
Certificates of deposit	2,078,095	9,026	0.88	2,379,092	14,225	1.20

Total interest-bearing deposits	8,696,724	19,214	0.45	7,836,758	26,609	0.68
Short-term borrowings	293,874	261	0.18	248,662	309	0.25
Long-term debt	352,513	5,764	3.25	430,822	6,518	2.99

Total interest-bearing liabilities	9,343,111	25,239	0.54	8,516,242	33,436	0.79

Noninterest-bearing demand deposits	1,974,276			1,585,416
Noninterest-bearing liabilities	130,528			150,491

Total liabilities	11,447,915			10,252,149
Shareholders’ equity	1,529,830			1,500,442

Total liabilities and shareholders’ equity	$12,977,745			$11,752,591

Net earning assets	$2,362,922			$1,994,661

Net interest spread		$189,354	3.20%		$185,034	3.44%

Net interest income (TE) / Net interest margin (TE)		$194,214	3.31%		$189,827	3.59%

The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolio for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

TABLE 19 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended				Six Months Ended
	June 30				June 30
	2013		2012		2013		2012
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Non-covered loans (TE) (1)	$7,793,921	4.40%	$6,373,745	4.68%	$7,649,796	4.42%	$6,230,887	4.73%

Covered loans (TE) (1)	954,555	12.62	1,218,932	16.66	996,777	14.40	1,256,046	16.30
FDIC loss share receivable	268,700	(26.69)	508,443	(22.16)	326,190	(27.95)	541,110	(20.62)

	1,223,255	5.11	1,727,375	5.23	1,322,967	3.96	1,797,156	5.19

	$9,017,176	4.35%	$8,101,120	4.80%	$8,972,763	4.35%	$8,028,043	4.84%

(1)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

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

TABLE 20 – SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013 / 2012			June 30, 2013 / 2012
	Change Attributable To			Change Attributable To
(Dollars in thousands)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Earning assets:
Loans receivable:
Commercial loans (TE)	$12,015	$(22,154)	$(10,139)	$25,213	$(38,010)	$(12,797)
Mortgage loans	836	(1,586)	(750)	879	(2,631)	(1,752)
Consumer and other loans	4,200	(2,943)	1,257	8,787	(4,738)	4,049
Loans held for sale	294	(175)	119	778	(383)	395
Investment securities (TE)	264	(2,222)	(1,958)	490	(5,043)	(4,553)
FDIC loss share receivable	15,346	(4,992)	10,354	26,607	(16,027)	10,580
Other earning assets	(106)	117	11	13	188	201

Net change in income on earning assets	32,849	(33,955)	(1,106)	62,767	(66,644)	(3,877)
Interest-bearing liabilities:
Deposits:
NOW accounts	431	(336)	95	905	(777)	128
Savings and money market accounts	476	(1,971)	(1,495)	1,173	(3,497)	(2,324)
Certificates of deposit	(748)	(1,439)	(2,187)	(1,645)	(3,554)	(5,199)
Borrowings	(1,082)	253	(829)	(1,204)	402	(802)

Net change in expense on interest-bearing liabilities	(923)	(3,493)	(4,416)	(771)	(7,426)	(8,197)

Change in net interest spread	$33,772	$(30,462)	$3,310	$63,538	$(59,218)	$4,320

Interest income includes income earned on interest-earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

The decrease in yield on total earning assets between 2013 and 2012 was driven by lower yields on the Company’s loan and investment security portfolios, as well as a higher amortization of the Company’s FDIC loss share receivable (that results in a negative yield for this asset).

For the six months ended June 30, 2013, the decrease in the rates earned on the Company’s assets drove the $3.9 million decrease in interest income, but average balance increases in the largest components of earning assets partially offset these rate decreases. Average loan balances increased $1.2 billion, or 15.5%, over the comparable 2012 six-month period and can be attributed to the non-covered loan growth since June 30, 2012, both from the Florida Gulf acquisition and organic non-covered loan growth. Covered loan yields decreased 404 basis points during the current quarter. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. Interest income growth was also slowed in the current year by a decrease in the yield on the Company’s non-covered loan portfolio of 31 basis points to 4.42%. The total yield of the loan portfolio when including the loss share receivable was 4.35%, 49 basis points lower than the same period of 2012, and offset the income earned on loan volume increases over 2012.

Interest income growth was also slowed by a 53 basis point decrease in the yield on investment securities. Average year-to-date investment securities increased $60.9 million, however, between the second quarters of 2013 and 2012, partially offsetting the effect the yield decline had on interest income. Despite the decrease in yield, investment securities yielded 1.92% during the first six months of 2013, well above the yield on interest-bearing cash and fed funds sold of 0.27% for the same period.

Driven by a decrease of 25 basis points in the rate paid on interest-bearing liabilities during the current year, interest expense decreased $8.2 million, or 24.5%, from the first six months of 2012. Despite an increase of $860.0 million in average interest-bearing deposits (a result of both acquired Florida Gulf deposits and organic deposit growth), interest expense on deposits decreased 27.8%, or $7.4 million, from 2012, as the average rate paid on these deposits decreased to 0.45% for the first six months of 2013, a 23 basis point decline. Higher-yielding time deposits across many markets either matured or were repriced during 2013, driving the expense and rate decreases. Interest expense on the Company’s short-term and long-term borrowings also decreased from the first six months of 2012, as a $33.1 million average balance decrease and a seven basis point decrease in the rate paid on short-term borrowings offset a 26 basis point increase in the rate paid on long-term borrowings.

Provision for Loan Losses

Management of the Company assesses the allowance for credit losses monthly and will make provisions for credit losses as deemed appropriate in order to maintain the appropriateness of the allowance for credit losses. Increases in the allowance for credit losses are achieved through provisions for credit losses that are charged against income. Adjustments to the allowance may also result from credit quality changes associated with acquired loans.

On a consolidated basis, the Company recorded a provision for loan losses of $1.8 million for the three months ended June 30, 2013, a $7.1 million, or 79.7%, decrease from the provision recorded for the same period of 2012. The Company also recorded a provision for unfunded lending commitments of $0.5 million during the current quarter. As a result, the Company’s total provision for credit losses was $2.3 million, $6.6 million below the second quarter of 2013. On a year-to-date basis, the reversal of the provision for credit losses of $1.1 million was $12.8 million below that of the first six months of 2012. The Company’s provision for the first six months of 2013 included a reversal of provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) of $1.0 million, and a $0.1 million decrease in the provision recorded on non-acquired loans based on an improvement in asset quality. The total provision was limited in the first six months of 2013 by an improvement in legacy portfolio asset quality over the past 12 months, as multi-year net charge-off trends in this portfolio continue to show signs of improvement. On a quarter-to-date basis, the decrease was a result of the improvement noted above, but was also the result of a decrease in the provision recorded on the Company’s acquired (both covered and non-covered) loan portfolios.

Non-covered loans past due totaled $119.7 million at June 30, 2013, a decrease of $8.2 million from December 31, 2012. Past due loans, including nonaccrual loans, were 1.48% of total loans (before acquired loan discount adjustments) at the end of the second quarter of 2013, a 23 basis point decrease from December 31, 2012. Excluding the acquired loans, loans past due were 0.88% of total loans at June 30, 2013, an improvement of four basis points from the fourth quarter of 2012.

Net charge-offs on the consolidated portfolio were $4.5 million year-to-date, a net charge-off percentage of 0.11%, 32 basis points below the 0.43% through the second quarter of 2012. The net charge-offs thus far in 2013 were a result of $6.6 million in charge-offs and $2.1 million in recoveries. Excluding charge-offs from covered loan pool closures, the Company’s net charge-off ratio for the six months ended June 30, 2013 was 0.05% of average loans, three basis points below the same period of 2012.

The Company believes the allowance was appropriate at June 30, 2013, December 31, 2012, and June 30, 2012 to cover probable losses in the loan portfolio. The allowance for credit losses as a percentage of outstanding loans, net of unearned income, decreased 101 basis points from 2.96% at December 31, 2012 to 1.95% at June 30, 2013.

The Company’s allowance for the non-covered portfolio was 0.99% of non-covered loans at June 30, 2013 and 1.12% at December 31, 2012. On the same basis, the Company’s allowance at June 30, 2013 was 143.9% of total nonperforming loans, which compares favorably to 81.3% of nonperforming loans at the end of 2012.

Noninterest Income

The Company’s operating results for the three months ended June 30, 2013 included noninterest income of $42.5 million compared to $41.7 million for the same period of 2012. Noninterest income totaled $87.0 million and $79.1 million for the six months ended June 30, 2013 and 2012, respectively. The growth of noninterest income has been a management focus in response to a challenging interest rate environment. As a result, the Company has continued to increase its investment in its wealth management, trust, and brokerage businesses in order to improve its noninterest income. Noninterest income as a percentage of total gross revenue (defined as total interest and noninterest income) thus far in 2013 increased to 28.2% compared to 27.6% of total gross revenue in the second quarter of 2012. For the year-to-date period, noninterest income accounted for 28.8% of total gross revenue compared to 26.6% in 2012.

The following table illustrates the primary components of noninterest income for the periods indicated.

TABLE 21 – NONINTEREST INCOME

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30		Increase	June 30		Increase
(Dollars in thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
Service charges on deposit accounts	$7,106	$6,625	7.3%	$13,903	$12,606	10.3%
ATM/debit card fee income	2,357	2,166	8.8	4,541	4,189	8.4
Income from bank-owned life insurance	901	905	(0.4)	1,840	1,855	(0.8)
Mortgage income	17,708	18,185	(2.6)	36,639	31,903	14.8
Gain (loss) on sale of assets	2	(24)	108.3	49	(49)	200.0
Gain (loss) on sale of investments, net (1)	(57)	901	(106.3)	2,301	3,737	(38.4)
Title revenue	5,696	5,339	6.7	10,717	9,872	8.6
Broker commission income	3,863	3,102	24.5	7,397	6,162	20.0
Other income	4,913	4,495	9.3	9,593	8,815	8.8

Total noninterest income	$42,489	$41,694	1.9%	$86,980	$79,090	10.0%

(1)	Gain on sale of investments includes gains on calls of held to maturity securities of $9,000 for the three months ended June 30, 2013 and $40,000 and $35,000 for the six months ended June 30, 2013 and 2012, respectively.

Service charges on deposit accounts increased $0.5 million in the second quarter of 2013 over the prior quarter-to-date period, and $1.3 million on a year-to-date basis, due primarily to an increase in service charge fees and NSF charges. Customers increased as a result of the Florida Gulf acquisition and new branch openings over the past 12 months.

Quarter-to-date ATM/debit card fee income increased $0.2 million from the corresponding 2012 period, while year-to-date income increased $0.4 million, primarily due to an increase in interchange fee income from increases in transaction volume from the expanded cardholder base and in usage by customers.

Income earned from bank owned life insurance remained flat in the second quarter and first six months of 2013 and when compared to the same periods of 2012, consistent with market performance and current yields. Excluding assets acquired, there have been no significant investments in bank owned life insurance over the past 12 months.

IMC had another successful quarter in terms of production and sales volume, which drove the $4.7 million increase in mortgage loan income over the six months ended June 30, 2012. Sales proceeds increased $306.5 million, or 29.3%, between the two periods. In addition to the volume increase, a higher margin on the sales of mortgage loans led to higher income thus far in 2013. Average margin on the sale of mortgage loans was 3.03% during the first six months of 2013, a four basis point increase over the average margin in the first two quarters of 2012. For the quarter-to-date period, although production was higher, the combination of a lower margin on the sales and the negative valuation of the Company’s mortgage derivatives in the second quarter of 2013 led to a $0.5 million decrease in mortgage income between the two quarterly periods. Margin declined eight basis points from the second quarter of 2012, while the derivative income was $3.5 million lower than the three months ended June 30, 2012.

The Company recorded minimal gains or losses on the sale of assets thus far during 2013 and in the comparable 2012 periods as a result of the disposal of equipment no longer in use.

Gains on investment sales decreased $1.0 million in the second quarter of 2013 when compared to the same 2012 period, and $1.4 million on a year-to-date basis, primarily due to changes in sales volume. Gains were recorded on the sale of $42.4 million in available-for-sale securities and the call of $47.1 million of held-to-maturity investments for the six months of 2013, compared to the sale of $173.4 million in securities during the first two quarters of 2012.

Title income increased $0.4 million during the second quarter of 2013 when compared to the same period of 2012, and $0.8 million for the six-month period, and was the result of a favorable mortgage business environment, fueled by low mortgage interest rates.

Similar to IMC, the Company’s wealth management subsidiaries had very successful revenue growth, as total broker commissions increased $1.2 million compared to 2012 ($0.8 million between the two second quarter periods), a result of the Company’s expanded client base and service offering. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased $0.8 million, or 250.5%, over the second quarter of 2012, while sales commissions increased $0.1 million, or 5.8%. For the six months ended June 30, 2013, wealth management income increased $1.6 million, or 181.9%, offset by lower sales commissions of $0.3 million, or 7.8%.

Other noninterest income increased $0.4 million for the three months ended June 30, 2013 when compared to the corresponding three-month period of 2012, and $0.8 million on a year-to-date basis. Other noninterest income in 2013 was positively impacted by higher trust department income (a quarter-to-date increase of $0.3 million, or 28.4%, and a year-to-date increase of $0.6 million, or 31.7%), which can be attributed to the increased customer base and growth of the business. Income was also positively affected by an increase in credit card fee income of $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, but those increases were partially offset by lower deferred compensation earnings thus far in 2013.

Noninterest Expense

The Company’s results for the second quarter of 2013 included noninterest expenses of $117.4 million, $8.3 million above noninterest expenses of $109.0 million for the second quarter of 2012. On a year-to-date basis, noninterest expense was $53.4 million, or 25.5%, higher than the same period of 2012. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions, product expansion, and operational investments have caused related increases in several components of noninterest expense. Since the second quarter of 2012, the Company acquired eight branches in the Florida Gulf acquisition and currently operates 278 combined offices, an increase of nine offices from June 30, 2012 after adjusting for closed or consolidated branches and offices.

The most significant driver of the increase in noninterest expense over the second quarter of 2012 was the $4.6 million impairment recorded in the second quarter of 2013 on the Company’s branches that will close during the third quarter of 2013. In addition, the $31.8 million impairment of the Company’s indemnification assets and the $2.3 million prepayment penalty recorded in the first quarter of 2013 to repay $90.0 million in long-term FHLB advances acquired in prior periods affected results for the six months ended June 30, 2013. Excluding these three charges, noninterest expense would have increased $17.4 million, or 8.4%, more representative of the Company’s growth over the past 12 months.

The following table illustrates the primary components of noninterest expense for the periods indicated.

TABLE 22 – NONINTEREST EXPENSE

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30		Increase	June 30		Increase
(Dollars in thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
Salaries and employee benefits	$63,815	$58,121	9.8%	$126,344	$112,940	11.9%
Net occupancy and equipment	14,283	12,908	10.7	29,478	25,627	15.0
Franchise and shares tax	855	1,621	(47.3)	2,076	2,641	(21.4)
Communication and delivery	3,116	3,138	(0.7)	6,387	6,271	1.8
Marketing and business development	3,049	2,753	10.8	6,136	5,775	6.3
Data processing	4,264	3,430	24.3	8,256	6,606	25.0
Printing, stationery and supplies	666	885	(24.7)	1,423	1,675	(15.0)
Amortization of acquisition intangibles	1,181	1,289	(8.4)	2,364	2,579	(8.3)
Professional services	5,101	5,617	(9.2)	9,519	9,717	(2.0)
Net costs of OREO	367	1,498	(75.5)	1,339	4,182	(68.0)
Credit and other loan related expense	4,168	4,836	(13.8)	7,907	8,862	(10.8)
Insurance	2,782	2,520	10.4	5,283	5,129	3.0
Travel and entertainment	2,019	2,636	(23.4)	4,287	4,760	(9.9)
Impairment of long-lived assets	4,618	2,743	68.4	36,431	2,743	1,228.3
Prepayment penalty on FHLB debt	—	—	—	2,307	—	100.0
Other expenses	7,077	5,027	40.8	12,722	9,389	35.5

	$117,361	$109,022	7.6%	$262,259	$208,896	25.5%

Salaries and employee benefits increased $13.4 million in the first six months of 2013 when compared to the corresponding 2012 period, and $5.7 million between the two second quarter periods. The increases were primarily the result of increased staffing due to the growth of the Company. Current year expenses include the full year-to-date impact of additional Florida Gulf personnel, as well as personnel from the Company’s new branches. Full-time equivalent employees increased to over 2,600 at the end of the second quarter. The Company added these employees as part of the Florida Gulf acquisition, but the increase includes additional revenue-producing positions at IBERIABANK and its mortgage origination subsidiary.

Total employee compensation increased $5.4 million, or 10.5%, while related employee benefits increased 14.8%, or $1.1 million, to $8.3 million for the quarter ended June 30, 2013. Year-to-date, the increases over the same period of 2012 were $11.6 million, or 11.6%, for employee compensation and $2.9 million, or 19.0%, for employee benefits. The increase in compensation is a result of the increase in headcount due to the growth of the Company, but is also a result of a full quarter of compensation expense from Florida Gulf employees in 2013. Employee compensation in the current quarter included $0.8 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants over the past 12 months. The increase in share-based compensation was also a result of the increase in share price over the past 12 months, which increased total phantom stock expense 158.5%. On a year-to-date basis, share-based compensation rose 17.0%, or $1.0 million. Employee compensation also includes severance and retention payments, which increased $0.9 million, or 111.5%, for the quarterly period and 87.2% on a year-to-date basis. The increase in these severance expenses was primarily a result of severance for branch closures.

Employee benefits include payroll taxes, medical and dental insurance expenses, and retirement contributions. The increase in these benefits was a result of $0.6 million in additional hospitalization expense during the second quarter of 2013, partially from an increase in headcount and partially from higher claims processed in the current quarter. Employee benefits for the second quarter of 2013 also included a $0.3 million, or 8.8%, increase in total payroll taxes in 2013, mostly a result of the elimination of payroll tax cuts at the end of 2012. For the six-month period, hospitalization increased 16.3%, or $1.2 million, while payroll taxes increased $1.2 million, or 18.5%.

Net occupancy and equipment expenses were up $1.4 million from the second quarter of 2012 and $3.9 million for the first six months of 2013. These increased costs are primarily due to increased depreciation expense as a result of additional branches opened and the Florida Gulf branches, but also includes $0.7 million in accelerated depreciation on the branches that are closing in 2013. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes. Building rent, repairs and maintenance, and property taxes increased $1.0 million, $1.5 million, and $0.3 million, respectively, and account for most of the remaining increase over the period ended June 30, 2012. Similar increases in these expenses contributed to the quarterly increase in total occupancy and equipment expenses.

Franchise and shares tax expense decreased $0.8 million on a quarterly basis and $0.6 million year-to-date as a result of decreases in franchise tax expense in the current periods as a result of a lower assessment base for the calculation for IBERIABANK.

For the first six months of 2013, the Company’s expansion from the Florida Gulf acquisition as well as new branches opened since the end of the second quarter of 2012 led to a $0.1 million increase in communication and delivery expenses. The increase was the result of an increase in data line and telephone expenses. The increase was consistent with the expansion of the Company’s footprint.

For both the quarterly and year-to-date periods of 2013, marketing and business development expenses increased from the same periods of 2012 as a result of the Company’s focused efforts in community reinvestment activities. Offsetting the increase were reductions in advertising expenses of $0.1 million for both the second quarter and first six months of 2013 compared to the same 2012 periods.

Data processing expenses increased $0.8 million in the second quarter of 2013 and $1.7 million thus far in 2013 as additional processing charges were incurred as the Company increases its branch network and system capabilities and software amortization from system enhancements and upgrades.

Because there were no new core deposit intangible assets created in the 2012 acquisition of Florida Gulf, amortization expense decreased from the 2012 quarter- and year-to-date periods. The decreases were a result of the accelerated amortization of existing core deposit and other intangible assets recorded in earlier periods.

Despite the growth of the Company over the past 12 months, professional services expense thus far in 2013 was $0.2 million lower than in 2012. The continued expansion of the size and breadth of the Company’s operations has typically required additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services. However, in the current year, legal expenses have decreased $0.4 million, driven by lower settlement and litigation expenses. In addition, the Company’s merger-related professional service expenses are $0.5 million below the same period of 2012. Offsetting these decreases, consulting expenses increased $0.3 million in the current year as the Company engages consultants to address risk mitigation and improve the operational efficiency of the Company. The Company’s efforts to improve various Company and business-line specific processes drove the increase in total consulting expenses over the first two quarters of 2012. The Company expects to see the benefit of these improvements in future periods. Similar changes in these professional expenses contributed to the quarterly decrease.

Net costs of OREO properties decreased $1.1 million from the second quarter of 2012 and $2.8 million thus far in 2013, as write-downs taken on OREO properties decreased $1.5 million, or 36.6%, and property taxes paid on held properties decreased $0.3 million, or 33.1%. For the second quarter of 2013, the $1.1 million decrease in net OREO expenses was primarily the result of $0.3 million in additional gains on sales and a $0.6 million, or 58.1%, decrease in insurance and maintenance expenses. In addition, insurance and maintenance expenses decreased 35.5%, or $0.6 million, from the six-month period of 2012, while the gain recorded on sales of OREO properties increased $0.4 million, or 13.8%.

Credit and loan related expenses decreased $0.7 million between the second quarters of 2013 and 2012, and $1.0 million between the first six months of 2013 and 2012, which is consistent with the general improvement in asset quality between periods. Total expenses incurred for appraisal, inspection, underwriting, certification, and collections have decreased as the number of problem credits has decreased.

Insurance expenses increased $0.3 million in the second quarter of 2013, and $0.2 million on a year-to-date basis, primarily as a result of higher deposit insurance in the current periods. The increase in deposit insurance was a result of an increase in the assessment base used by the FDIC to calculate deposit insurance, and not the result of a significant change in assessment rate on deposits due to a change in bank soundness. Despite the increased Company footprint, property, casualty, and other non-deposit insurance expenses have remained flat with the corresponding 2012 periods.

Travel and entertainment expenses decreased $0.6 million between the second quarter periods and $0.5 million from the first six months of 2012. These decreases are primarily a result of the steady decrease in transportation and lodging costs as the Company leverages technology to limit the amount of business travel required to conduct its business, despite the expansion of its branch network and number of locations, as well as general increases in mileage, lodging, and flight costs.

Other noninterest expenses for the second quarter of 2013 increased $2.1 million over the same period of 2012 and $3.3 million over the first six months of 2012 and was primarily the result of an increase in debit and credit card expenses in the current periods. The additional costs were a result of the increased employee and client base. Included in the current period expenses were additional debit card expenses of $0.5 million incurred in the second quarter of 2013 as part of the cancellation of the Company’s debit card rewards program in 2013. Also affecting 2013 results was an increase in expenses from the Company’s investments in new market tax credits, as passive losses increased $0.9 million during the second quarter of 2013 and $1.8 million on a year-to-date basis.

Income Taxes

For the quarterly periods ended June 30, 2013 and 2012, the Company recorded income tax expense of $4.2 million and $4.4 million, respectively. The Company’s effective tax rate for those periods was 21.3% and 25.9%, respectively, for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013, the Company recorded an income tax benefit of $0.7 million, which results in an effective income tax benefit of 4.2%, compared to income tax expense of $11.5 million for the comparable period in 2012, or an effective income tax rate of 26.5%. Ordinarily, the difference between the effective tax rate and the statutory federal and state tax rates primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits. For the six-month period in the current year, the Company’s income tax rate was also positively affected by the impairment of the FDIC loss share receivable, the prepayment penalty recorded on the repayment of FHLB debt, and the impairment recorded on closing branches discussed further in the “Executive Overview” discussion above. As a result of these charges, the Company’s annualized income before taxes, and by extension its taxable income, was lower than in previous periods. The full benefit of these infrequent items, $13.6 million, was the primary driver of the income tax benefit recorded thus far in 2013 and more than offset the income tax expense recorded on the Company’s pre-tax income at its annualized effective tax rate excluding these charges. IBERIABANK’s effective federal tax rate excluding these charges was 29.9% for the first six months of 2013, compared to 30.7% for the same period of 2012. On a consolidated basis, the effective tax rate excluding these charges was 23.7% for the six months ended June 30, 2013 and 27.0% for the same six-month period of 2012. The Company’s consolidated effective tax rates were also positively impacted by the Company’s ICP subsidiary, as well as the holding company, as these entities had income tax benefits during the periods from net losses. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the various tax credits).

The consolidated effective tax rate in 2013 has decreased when compared to the second quarter of 2012. The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is lower than in 2012 as a result of the effect of the change in IBERIABANK’s effective tax rate discussed above.

LIQUIDITY AND OTHER OFF-BALANCE SHEET ACTIVITIES

The Company’s liquidity, represented by cash and cash equivalents, as well as available off balance sheet borrowing sources, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations and, to a lesser extent, off balance sheet borrowing sources. Certificates of deposit scheduled to mature in one year or less at June 30, 2013 totaled $1.5 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified as available-for-sale which provides the ability to liquidate unencumbered securities as needed. Of the $2.1 billion in the investment securities portfolio, $675.1 million is unencumbered and $1.4 billion has been pledged to support repurchase transactions, public funds deposits and certain long term borrowings. Due to the relatively short implied duration of the investment security portfolio, the Company continues to experience significant cash inflows on a regular basis. See Note 15 to the unaudited consolidated financial statements for additional discussion related to the Company’s funding requirements.

Net cash outflows totaled $623.4 million during the first half of 2013, a decrease of $650.2 million from net cash inflows of $26.8 million during the six months ended June 30, 2012.

The following table summarizes the Company’s cash flows for the six months ended June 30 for the periods indicated.

TABLE 23 – CASH FLOW ACTIVITY BY TYPE

(Dollars in thousands)	2013	2012
Cash flow provided by operations	$163,445	$29,936
Cash flow used in investing activities	(510,693)	(320,891)
Cash flow (used in) provided by financing activities	(276,164)	317,705

Net (decrease) increase in cash and cash equivalents	$(623,412)	$26,750

The Company had operating cash inflow of $163.4 million for the six months ended June 30, 2013, $133.5 million more than cash provided by operations for the same period of 2012. Operating cash flow in the current year was positively impacted by an increase in the net proceeds received from mortgage loan sales of $140.8 million, but was negatively impacted by a decrease in net income.

Cash flow used in investing activities increased $189.8 million thus far in 2013 when compared to the same period of 2012. Funding loan growth and a decrease in net cash flow from investment securities drove the decrease in cash flow from the first six months of 2012. Net cash flow from investment security activity decreased $98.2 million thus far in 2013 as a result of increased security purchases and lower sales and maturities of securities in 2013. Cash flow used to fund loan growth increased $64.9 million and also had a negative impact on the current period cash flow.

Net financing cash flows decreased $593.9 million during the first six months of 2013 when compared to 2012, primarily due to a decrease in cash from customer deposits that results in a $234.1 million difference in net deposit cash flow between the two periods. Net cash outflow of $152.7 million from short-term borrowings and long-term debt in 2013 was $364.8 million higher than in the first half of 2012 and also had a negative impact on cash flow during the first six months of 2013.

Based on its available cash at June 30, 2013, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2013, the Company had $95.7 million of outstanding long-term FHLB advances. There were no short-term FHLB advances outstanding at June 30, 2013. Additional FHLB advances available at June 30, 2013 amounted to $2.2 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $110.0 million in the form of federal funds and other lines of credit. At June 30, 2013, there were no balances outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. The Company has been able to generate sufficient cash through its deposits and borrowings, and anticipates it will continue to have sufficient funds to meet its ongoing liquidity requirements.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2013, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

TABLE 24 – CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	6.8%
+100	3.3%
-100	(1.7)%
-200	(4.4)%

The influence of using the forward curve as of June 30, 2013 as a basis for projecting the interest rate environment would approximate a 0.9% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

The interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. In response to growing concerns about the banking industry and customer liquidity, the federal funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The federal funds rate remained at 0.25% through 2012 and will remain at that rate through at least late 2014. The Company’s commercial loan portfolio is also impacted by fluctuations in the level of the London Interbank Borrowing Offered Rate (LIBOR), as a large portion of this portfolio reprices based on this index. The decrease in the federal funds, LIBOR, and U.S. Treasury rates have resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any continued flattening of the yield curve will exert downward pressure on the net interest margin and net interest income. The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.

TABLE 25 – REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	3Q 2013	4Q 2013	1Q 2014	2Q 2014	Total less than one year
Investment securities	$101,471	$85,142	$82,893	$83,173	$352,679

Covered loans	323,340	88,911	97,156	115,417	624,824
Non-covered loans:
Fixed rate loans	337,230	247,710	236,957	233,634	1,055,531
Variable rate loans	3,736,736	16,735	16,788	24,137	3,794,396

Total non-covered loans	4,073,966	264,445	253,745	257,771	4,849,927

Total loans	4,397,306	353,356	350,901	373,188	5,474,751

	$4,498,777	$438,498	$433,794	$456,361	$5,827,430

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of June 30, 2013, $4.3 billion, or 49.2%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment at June 30, 2013.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At June 30, 2013, 81.5% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 80.0% at December 31, 2012. Noninterest-bearing transaction accounts totaled 19.3% of total deposits at June 30, 2013, compared to 18.3% of total deposits at December 31, 2012.

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.

TABLE 26 – REPRICING OF LIABILITIES

(Dollars in thousands)	3Q 2013	4Q 2013	1Q 2014	2Q 2014	Total less than one year
Certificates of deposit	$337,057	$338,165	$322,257	$192,659	$1,190,138
Individual retirement accounts	32,832	40,162	39,504	24,627	137,125
Brokered deposits	69,910	41,608	12,296	33,419	157,233

Time deposits	439,799	419,935	374,057	250,705	1,484,496
Short-term borowings	289,377	—	—	—	289,377
Long-term debt	135,009	1,047	753	1,631	138,440

	$864,185	$420,982	$374,810	$252,336	$1,912,313

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

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013. Additional information at June 30, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

See Note 15 – Commitments and Contingencies of Notes to the Unaudited Consolidated Financial Statements which is incorporated herein by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: August 8, 2013	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer