Form 10-Q
period 2013-09-30
IBERIABANK CORP
filed 2013-11-12
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 31, 2013, the Registrant had 29,775,721 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I

Financial Information

Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)	(unaudited) September 30 2013	December 31 2012
Assets
Cash and due from banks	$260,742	$248,214
Interest-bearing deposits in banks	292,706	722,763

Total cash and cash equivalents	553,448	970,977
Securities available for sale, at fair value	1,964,389	1,745,004
Securities held to maturity, fair values of $155,310 and $211,498, respectively	155,678	205,062
Mortgage loans held for sale	108,285	267,475
Loans covered by loss share agreements	807,002	1,092,756
Non-covered loans, net of unearned income	8,236,035	7,405,824

Total loans, net of unearned income	9,043,037	8,498,580
Allowance for credit losses	(148,545)	(251,603)

Loans, net	8,894,492	8,246,977
FDIC loss share receivables	204,885	423,069
Premises and equipment, net	289,157	303,523
Goodwill	401,872	401,872
Other assets	572,871	565,719

Total Assets	$13,145,077	$13,129,678

Liabilities
Deposits:
Noninterest-bearing	$2,529,296	$1,967,662
Interest-bearing	8,421,468	8,780,615

Total deposits	10,950,764	10,748,277
Short-term borrowings	258,850	303,045
Long-term debt	281,101	423,377
Other liabilities	129,094	125,111

Total Liabilities	11,619,809	11,599,810

Shareholders’ Equity
Common stock, $1 par value - 50,000,000 shares authorized; 31,917,385 shares issued	31,917	31,917
Additional paid-in capital	1,175,197	1,176,180
Retained earnings	420,664	411,472
Accumulated other comprehensive income (loss)	(1,317)	24,477
Treasury stock at cost - 2,182,926 and 2,427,640 shares, respectively	(101,193)	(114,178)

Total Shareholders’ Equity	1,525,268	1,529,868

Total Liabilities and Shareholders’ Equity	$13,145,077	$13,129,678

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	For The Three Months Ended September 30		For The Nine Months Ended September 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$120,035	$133,397	$358,344	$382,212
Mortgage loans held for sale, including fees	1,289	1,466	3,965	3,747
Investment securities:
Taxable interest	7,837	8,133	22,241	26,745
Tax-exempt interest	1,649	1,809	5,082	5,589
Amortization of FDIC loss share receivable	(22,875)	(33,488)	(68,707)	(89,899)
Other	577	634	2,180	2,028

Total interest and dividend income	108,512	111,951	323,105	330,422

Interest Expense
Deposits:
NOW and MMDA	4,441	5,863	14,462	17,942
Savings	71	154	238	459
Time deposits	4,012	5,530	13,038	19,755
Short-term borrowings	104	197	365	507
Long-term debt	2,432	3,481	8,196	9,999

Total interest expense	11,060	15,225	36,299	48,662

Net interest income	97,452	96,726	286,806	281,760
Provision for loan losses	2,014	4,053	445	15,805

Net interest income after provision for loan losses	95,438	92,673	286,361	265,955

Noninterest Income
Service charges on deposit accounts	7,512	6,952	21,415	19,557
Mortgage income	15,202	23,215	51,841	55,118
Title revenue	5,482	5,623	16,199	15,495
ATM/debit card fee income	2,476	2,377	7,017	6,566
Income from bank owned life insurance	908	916	2,747	2,771
Gain (loss) on sale of available for sale investments	(3)	41	2,259	3,743
Derivative losses reclassified from other comprehensive income	—	(409)	(392)	(1,195)
Broker commissions	3,950	3,092	11,347	9,254
Other income	7,736	4,746	17,809	14,334

Total noninterest income	43,263	46,553	130,242	125,643

Noninterest Expense
Salaries and employee benefits	59,234	59,938	185,578	172,878
Net occupancy and equipment	14,572	13,869	44,050	39,496
Impairment of FDIC loss share receivables and other long-lived assets	1,319	—	37,750	2,743
Franchise and shares tax	911	1,023	2,986	3,664
Communication and delivery	2,899	3,152	9,286	9,424
Marketing and business development	2,350	2,189	8,486	7,964
Data processing	4,837	4,931	13,093	11,537
Printing, stationery and supplies	581	848	2,004	2,523
Amortization of acquisition intangibles	1,179	1,287	3,543	3,865
Professional services	4,156	5,947	13,675	15,665
Costs of OREO property, net	(359)	270	980	4,453
Credit and other loan related expense	5,248	4,846	13,155	13,709
Insurance	3,125	2,615	8,408	7,745
Travel and entertainment	1,912	2,398	6,199	7,158
Other expenses	6,188	6,535	21,217	15,920

Total noninterest expense	108,152	109,848	370,410	318,744

Income before income tax expense	30,549	29,378	46,193	72,854
Income tax expense	7,357	8,144	6,694	19,667

Net Income	23,192	21,234	39,499	53,187

Income Available to Common Shareholders - Basic	$23,192	$21,234	$39,499	$53,187
Earnings Allocated to Unvested Restricted Stock	(425)	(406)	(744)	(1,007)

Earnings Available to Common Shareholders - Diluted	22,767	20,828	38,755	52,180

Earnings per common share - Basic	$0.78	$0.73	$1.34	$1.81
Earnings per common share - Diluted	0.78	0.73	1.33	1.81
Cash dividends declared per common share	0.34	0.34	1.02	1.02

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$5,528	$6,099	$(38,769)	$8,236
Less: reclassification adjustment for gains (losses) included in net income	3	(41)	(2,259)	(3,743)

Unrealized (loss) gain on securities, before tax	5,531	6,058	(41,028)	4,493
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	—	800	952	(1,882)
Less: reclassification adjustment for losses (gains) included in net income	—	409	392	1,195

Fair value of derivative instruments designated as cash flow hedges, before tax	—	1,209	1,344	(687)

Other comprehensive income (loss), before tax	5,531	7,267	(39,684)	3,806
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,936	2,543	(13,890)	1,332

Other comprehensive income (loss), net of tax	3,595	4,724	(25,794)	2,474

Comprehensive income	$26,787	$25,958	$13,705	$55,661

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(Dollars in thousands, except share and per share data)	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2011	31,163,070	$31,163	$1,135,880	$375,184	$24,457	1,789,165	$(84,023)	1,482,661
Net income	—	—	—	53,187	—	—	—	53,187
Other comprehensive income	—	—	—	—	2,474	—	—	2,474
Cash dividends declared, $1.02 per share	—	—	—	(30,080)	—	—	—	(30,080)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit	—	—	17	—	—	(181,836)	819	836
Common stock issued for acquisitions	754,334	754	38,449					39,203
Common stock issued for recognition and retention plan	—	—	(7,776)	—	—	—	7,776	—
Share-based compensation cost	—	—	7,306	—	—	—	—	7,306
Treasury stock acquired at cost	—	—	—	—	—	853,308	(40,433)	(40,433)

Balance, September 30, 2012	31,917,404	$31,917	$1,173,876	$398,291	$26,931	2,460,637	$(115,861)	$1,515,154

Balance, December 31, 2012	31,917,385	$31,917	$1,176,180	$411,472	$24,477	2,427,640	$(114,178)	$1,529,868
Net income	—	—	—	39,499	—	—	—	39,499
Other comprehensive loss	—	—	—	—	(25,794)	—	—	(25,794)
Cash dividends declared, $1.02 per share	—	—	—	(30,307)	—	—	—	(30,307)
Reissuance of treasury stock under incentive plan, net of shares surrendered in payment, including tax benefit	—	—	(966)	—	—	(244,714)	4,969	4,003
Common stock issued for recognition and retention plan	—	—	(8,016)	—	—	—	8,016	—
Share-based compensation cost	—	—	7,999	—	—	—	—	7,999

Balance, September 30, 2013	31,917,385	$31,917	$1,175,197	$420,664	$(1,317)	2,182,926	$(101,193)	$1,525,268

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended September 30
(Dollars in thousands)		(Restated)
	2013	2012
Cash Flows from Operating Activities
Net income	$39,499	$53,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,851	15,870
Amortization of purchase accounting adjustments, net	(1,186)	(27,896)
Provision for loan losses	445	15,805
Share-based equity compensation expense	7,999	7,306
(Gain) loss on sale of assets	(51)	144
Gain on sale of available for sale investments	(2,259)	(3,743)
Gain on sale of OREO	(5,211)	(4,083)
Loss on abandonment of fixed assets	4,941	2,743
Impairment of FDIC loss share receivables	31,813	—
Amortization of premium/discount on investments	15,426	15,365
Derivative (gains) losses on swaps	(209)	1
Benefit for deferred income taxes	(7,802)	(5,264)
Originations of mortgage loans held for sale	(1,712,557)	(1,749,121)
Proceeds from sales of mortgage loans held for sale	1,923,455	1,742,830
Gain on sale of mortgage loans held for sale, net	(51,709)	(51,828)
Tax benefit associated with share-based payment arrangements	(495)	(940)
(Increase) decrease in other assets	(15,759)	9,823
Other operating activities, net	30,079	23,826

Net Cash Provided by Operating Activities	276,270	44,025

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	44,672	153,397
Proceeds from maturities, prepayments and calls of securities available for sale	618,059	739,734
Purchases of securities available for sale	(935,341)	(795,178)
Proceeds from maturities, prepayments and calls of securities held to maturity	54,372	40,071
Purchases of securities held to maturity	(5,901)	(37,236)
FDIC reimbursement of recoverable covered asset losses	56,311	114,564
Increase in loans receivable, net	(595,315)	(630,229)
Proceeds from sale of premises and equipment	7,371	355
Purchases of premises and equipment	(12,592)	(22,922)
Proceeds from disposition of real estate owned	76,150	80,282
Investment in new market tax credit entities	(1,696)	(20,000)
Cash received in excess of cash paid for acquisition	—	32,425
Other investing activities, net	8,963	6,088

Net Cash Used in Investing Activities	(684,947)	(338,649)

Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	202,959	339,379
Net change in short-term borrowings, net of borrowings acquired	(44,196)	126,136
Proceeds from long-term debt	2,230	23,449
Repayments of long-term debt	(143,625)	(74,920)
Dividends paid to shareholders	(30,223)	(30,053)
Proceeds from sale of treasury stock for stock options exercised	5,441	1,541
Payments to repurchase common stock	(1,933)	(42,078)
Tax benefit associated with share-based payment arrangements	495	940

Net Cash (Used in) Provided by Financing Activities	(8,852)	344,394

Net (Decrease) Increase In Cash and Cash Equivalents	(417,529)	49,770
Cash and Cash Equivalents at Beginning of Period	970,977	573,296

Cash and Cash Equivalents at End of Period	$553,448	$623,066

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$82,383	$82,780
Common stock issued in acquisition	$—	$39,203
Transfers of property into Other Real Estate	$82,383	$82,780

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$36,888	$49,529
Income taxes, net	$19,891	$10,902

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

SEGMENTS

All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations and none of the Company’s other subsidiaries, either individually or in the aggregate, meet quantitative materiality thresholds, no separate segment disclosures are presented in these consolidated financial statements. The Company has invested in its financial reporting infrastructure to report financial information associated with performance of segments. The Company anticipates reporting this information at the end of 2013.

FDIC LOSS SHARE RECEIVABLE

Because the FDIC reimburses the Company for losses on certain loans acquired in 2009 and 2010, indemnification assets were recorded at fair value as of the acquisition dates. The initial values of the indemnification assets were based on estimated cash flows to be received over the expected life of the acquired assets, not to exceed the term of the indemnification agreements. The loss sharing terms of the Company’s commercial and single family residential indemnification agreements are five years and ten years, respectively, from the date of acquisition.

Because the indemnification assets are measured on the same basis as the indemnified loans, subject to contractual and collectability limitations, the indemnification assets are impacted by changes in expected cash flows on covered assets. Increases in credit losses expected to occur within the loss share term are recorded as current period increases to the allowance for credit losses and increase the amount collectible from the FDIC by the applicable loss share percentage. Decreases in credit losses expected to occur within loss share term reduce the amount collectible from the FDIC and increase the amount collectible from customers in the form of prospective accretion on loans. Increases in the portion of indemnification asset collectible from customers are amortized to income. Periodic amortization represents the amount that is expected to result in symmetrical recognition of pool-level accretion and amortization over the shorter of 1) the life of the loan or 2) the life of the shared loss agreement.

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

Mortgage loans held for sale

As of September 30, 2013, the Company has $108,285,000 of conforming mortgage loans held for sale. Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Mortgage loans held for sale that were recorded at estimated fair value are included in Note 16.

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

Other real estate owned (OREO)

Fair values of OREO at September 30, 2013 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $1,437,000 and $867,000 in earnings for the three months ended September 30, 2013 and 2012, respectively, and $3,993,000 and $4,900,000 for the nine months ended September 30, 2013 and 2012, respectively.

Derivative financial instruments

The Company may utilize interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The Company also enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The Company offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows the Company to identify a known cost of funds. The rate of return is based on an equity index, and as such represents an embedded derivative. Fair value of interest rate swaps, interest rate lock commitments, forward sales contracts, and equity-linked written and purchased options are estimated using prices of financial instruments with similar characteristics, and thus are classified within Level 2 of the fair value hierarchy.

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

Application of the ASU’s provisions on a disaggregated basis had the effect of reducing the remaining period over which the indemnification assets will be amortized. As a result of the shortened amortization period, and based on current cash flow expectations and other assumptions, the Company’s indemnification asset amortization increased amortization expense for the three- and nine-month periods ended September 30, 2013 by $5,496,000 and $15,916,000, respectively, however the change in amortization period did not have a material impact on its financial position and liquidity. Adoption of the ASU also requires the Company to assess the indemnification assets for collectability on a standalone basis. Prior to adoption, the Company assessed collectability of the indemnification asset and the covered loans on a linked basis. The transition in collectability assessment methodology did not have an impact on the Company’s consolidated financial statements for the three months ended September 30, 2013. However, future changes in cash flow expectations and/or other assumptions could result in indemnification asset impairment.

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

NOTE 3 – EARNINGS PER SHARE

Share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and thus included in the calculation of basic earnings per share. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other participating securities holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares.

The following table presents the calculation of basic and diluted earnings per share.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Income available to common shareholders	$23,192	$21,234	$39,499	$53,187
Distributed earnings to unvested restricted stock	(421)	(401)	(744)	(1,009)

Distributed earnings to common shareholders - basic	22,771	20,833	38,755	52,178
Undistributed earnings reallocated to unvested restricted stock	(4)	(5)	—	2

Distributed and undistributed earnings to common shareholders - diluted	$22,767	$20,828	$38,755	$52,180

Weighted average shares outstanding - basic (1)	29,631,799	29,066,000	29,582,081	29,303,849
Weighted average shares outstanding - diluted	29,147,232	28,548,432	29,062,238	28,812,631

Earnings per common share - basic	$0.78	$0.73	$1.34	$1.81
Earnings per common share - diluted	0.78	0.73	1.33	1.81
Earnings per unvested restricted stock share - basic	0.77	0.71	1.33	1.82
Earnings per unvested restricted stock share - diluted	0.78	0.72	1.33	1.82

(1)	Weighted average basic shares outstanding include 547,155 and 563,061 shares of unvested restricted stock for the three months ended September 30, 2013 and 2012, respectively, and 559,556 and 554,041 shares for the nine months ended September 30, 2013 and 2012, respectively.

Additional information on the Company’s basic earnings per common share is shown in the following table.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Distributed earnings to common shareholders	$9,926	$9,826	$29,736	$29,695
Undistributed earnings to common shareholders	12,845	11,007	9,019	22,483

Total earnings to common shareholders	$22,771	$20,833	$38,755	$52,178

Distributed earnings to unvested restricted stock	$183	$189	$571	$574
Undistributed earnings to unvested restricted stock	238	212	173	435

Total earnings allocated to unvested restricted stock	$421	$401	$744	$1,009

Distributed earnings per common share	$0.34	$0.34	$1.03	$1.03
Undistributed earnings per common share	0.44	0.39	0.31	0.78

Total earnings per common share - basic	$0.78	$0.73	$1.34	$1.81

Distributed earnings per unvested restricted stock share	$0.34	$0.34	$1.02	$1.04
Undistributed earnings per unvested restricted stock share	0.43	0.37	0.31	0.78

Total earnings per unvested restricted stock share - basic	$0.77	$0.71	$1.33	$1.82

For the three months ended September 30, 2013 and 2012, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 642,764 and 624,000, respectively, and are adjusted for the weighted average shares in treasury stock of 2,189,978 and 2,036,132, respectively. For the nine months ended September 30, 2013 and 2012, basic shares outstanding exclude 645,793 and 611,646 shares owned by the RRP, respectively, and are adjusted for 2,249,068 and 1,801,572 shares, respectively, of weighted average shares of treasury stock.

The effect from the assumed exercise of 402,344 and 834,559 stock options was not included in the computation of diluted earnings per share for three months ended September 30, 2013 and 2012, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the nine months ended September 30, 2013 and 2012, the effect from the assumed exercise of 678,604 and 703,346 stock options, respectively, was not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 4 –ACQUISITION AND DISPOSITION ACTIVITY

Acquisitions

During the third quarter of 2013, the Company announced the signing of a definitive agreement pursuant to which IBERIABANK will acquire certain assets and assume certain liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank. The transaction is expected to close in the first quarter of 2014 and is subject to customary closing conditions, including receipt of certain regulatory approvals.

Branch Dispositions

During the fourth quarter of 2012, the Company announced plans to close four branches during 2013 as part of its ongoing business strategy, which includes a periodic review of its branch network to maximize shareholder return. The Company closed these four branches during the first quarter of 2013. During the second quarter of 2013, the Company announced plans to close or consolidate ten additional branches. As part of these branch closures, the Company incurred various disposal costs during the three and nine months ended September 30, 2013, including personnel termination costs, contract termination costs, and fixed asset disposals. The following table shows the costs the Company incurred that are included in its statements of comprehensive income for the periods indicated.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Employee termination	$(70)	$384	$299	$384
Accelerated depreciation	352	284	1,033	284
Contract termination	591	—	591	—
Impairment	323	2,743	4,941	2,743

	$1,196	$3,411	$6,864	$3,411

For the three months ended September 30, 2013, employee termination costs include an adjustment to record the difference between estimated severance costs at the end of the second quarter of 2013 and severance paid to employees during the third quarter of 2013. The difference is a result of a reduction in calculated severance payments due to employee acceptance of other opportunities. The Company estimates future exit costs, which would include additional employee termination costs, fixed asset disposals, and lease termination costs, will not be material.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$407,049	$1,878	$(7,127)	$401,800
Obligations of state and political obligations	109,509	2,967	(235)	112,241
Mortgage-backed securities	1,449,275	14,928	(15,337)	1,448,866
Other securities	1,460	22	—	1,482

Total securities available for sale	$1,967,293	$19,795	$(22,699)	$1,964,389

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$34,471	$650	$—	$35,121
Obligations of state and political obligations	84,471	1,735	(1,425)	84,781
Mortgage-backed securities	36,736	293	(1,621)	35,408

Total securities held to maturity	$155,678	$2,678	$(3,046)	$155,310

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$281,746	$4,364	$(386)	$285,724
Obligations of state and political obligations	120,680	6,573	(178)	127,075
Mortgage-backed securities	1,303,030	29,108	(1,482)	1,330,656
Other securities	1,460	89	—	1,549

Total securities available for sale	$1,706,916	$40,134	$(2,046)	$1,745,004

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$69,949	$1,244	$—	$71,193
Obligations of state and political obligations	88,909	4,730	(113)	93,526
Mortgage-backed securities	46,204	728	(153)	46,779

Total securities held to maturity	$205,062	$6,702	$(266)	$211,498

Securities with carrying values of $1.4 billion and $1.7 billion were pledged to secure public deposits and other borrowings at September 30, 2013 and December 31, 2012, respectively.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	September 30, 2013
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(7,127)	$274,195	$—	$—	$(7,127)	$274,195
Obligations of state and political obligations	(10)	326	(225)	1,047	(235)	1,373
Mortgage-backed securities	(14,096)	671,684	(1,241)	38,600	(15,337)	710,284

Total securities available for sale	$(21,233)	$946,205	$(1,466)	$39,647	$(22,699)	$985,852

Securities held to maturity:
Obligations of state and political obligations	$(1,308)	$28,433	$(117)	$2,080	$(1,425)	$30,513
Mortgage-backed securities	(850)	15,490	(771)	9,805	(1,621)	25,295

Total securities held to maturity	$(2,158)	$43,923	$(888)	$11,885	$(3,046)	$55,808

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(386)	$59,741	$—	$—	$(386)	$59,741
Obligations of state and political obligations	—	—	(178)	1,094	(178)	1,094
Mortgage-backed securities	(1,473)	180,027	(9)	3,919	(1,482)	183,946

Total securities available for sale	$(1,859)	$239,768	$(187)	$5,013	$(2,046)	$244,781

Securities held to maturity:
Obligations of state and political obligations	$(113)	$8,242	$—	$—	$(113)	$8,242
Mortgage-backed securities	(153)	16,262	—	—	(153)	16,262

Total securities held to maturity	$(266)	$24,504	$—	$—	$(266)	$24,504

The Company assessed the nature of the losses in its portfolio as of September 30, 2013 and December, 31, 2012 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

At September 30, 2013, 151 debt securities had unrealized losses of 2.41% of the securities’ amortized cost basis and 1.21% of the Company’s total amortized cost basis. The unrealized losses for each of the 151 securities relate to market interest rate changes. 13 of the 151 securities have been in a continuous loss position for over twelve months at September 30, 2013. These 13 securities had an aggregate amortized cost basis and unrealized loss of $53,886,000 and $2,354,000, respectively. Ten of the 13 securities were issued by either the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae). The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. Three of the securities in a continuous loss position for over twelve months were issued by political subdivisions. One of the bond issuers has a credit rating of A+ by S&P. In addition, the bond is insured by a Aaa rated insurer and as a result, the Company concluded that an other-than-temporary impairment charge was not required at September 30, 2013. The second bond in a continuous unrealized loss position for over twelve months carries an issue rating of Aa2 by Moody’s, and is also insured by the same Aaa rated insurer, and as a result, the Company concluded that an other-than-temporary impairment charge was not required at September 30, 2013. The remaining security in a continuous unrealized loss position for over twelve months was issued by a political subdivision and is discussed in further detail below.

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

Prior to 2012, management assessed the operating environment of a bond issuer as adverse and concluded that the Company had one unrated revenue municipal bond that warranted an other-than-temporary impairment charge. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded for the year ended December 31, 2011. The Company recorded total impairment of 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. During the first nine months of 2013, the Company continued to analyze the operating environment of the bond as it did in 2012 and 2011 and noted no further deterioration in the operating environment of the bond issuer.

During the nine months ended September 30, 2013 and 2012, there was no activity related to credit losses on the other-than-temporarily impaired investment security where a portion of the unrealized loss was recognized in other comprehensive income.

As a result of the Company’s analysis, no other declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at September 30, 2013 or December 31, 2012.

The amortized cost and estimated fair value of investment securities by maturity at September 30, 2013 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	1.99%	$16,230	$16,430	1.85%	$24,541	$24,815
One through five years	1.38	220,047	220,114	3.01	18,071	18,685
After five through ten years	1.98	596,282	597,600	2.60	24,599	25,040
Over ten years	1.92	1,134,734	1,130,245	2.92	88,467	86,770

	1.88%	$1,967,293	$1,964,389	2.71%	$155,678	$155,310

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Realized gains	$—	$41	$2,369	$3,758
Realized losses	(3)	—	(110)	(15)

	$(3)	$41	$2,259	$3,743

In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.

Other Equity Securities

The Company included the following securities in “Other assets” on the consolidated balance sheets:

(Dollars in thousands)	September 30 2013	December 31 2012
Federal Home Loan Bank (FHLB) stock	$12,759	$16,860
Federal Reserve Bank (FRB) stock	28,098	28,155
Other investments	1,306	1,201

	$42,163	$46,216

NOTE 6 – LOANS RECEIVABLE

Loans receivable consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	September 30, 2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$3,320,333	$459,506	$3,779,839
Business	2,643,822	40,422	2,684,244

	5,964,155	499,928	6,464,083

Residential mortgage loans:
Residential 1-4 family	402,354	153,515	555,869
Construction / Owner Occupied	7,586	—	7,586

	409,940	153,515	563,455

Consumer and other loans:
Home equity	1,131,870	149,144	1,281,014
Indirect automobile	369,755	—	369,755
Other	360,315	4,415	364,730

	1,861,940	153,559	2,015,499

	$8,236,035	$807,002	$9,043,037

	December 31, 2012
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$2,990,700	$640,843	$3,631,543
Business	2,450,667	87,051	2,537,718

	5,441,367	727,894	6,169,261

Residential mortgage loans:
Residential 1-4 family	284,019	187,164	471,183
Construction / Owner Occupied	6,021	—	6,021

	290,040	187,164	477,204

Consumer and other loans:
Home equity	1,076,913	174,212	1,251,125
Indirect automobile	327,985	—	327,985
Other	269,519	3,486	273,005

	1,674,417	177,698	1,852,115

	$7,405,824	$1,092,756	$8,498,580

In 2009, the Company acquired substantially all of the assets and liabilities of CapitalSouth Bank (“CSB”), and certain assets and assumed certain deposit and other liabilities of Orion Bank (“Orion”) and Century Bank (“Century”). In 2010, the Company acquired certain assets and assumed certain deposit and other liabilities of Sterling Bank (“Sterling”). The loans and foreclosed real estate that were acquired in these transactions are covered by loss sharing agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. Refer to Note 8 for additional information regarding the Company’s loss sharing agreements.

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

Deferred loan origination fees were $16,445,000 and $14,040,000 and deferred loan expenses were $7,154,000 and $5,270,000 at September 30, 2013 and December 31, 2012, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2013 and December 31, 2012, overdrafts of $2,319,000 and $3,231,000, respectively, have been reclassified to loans receivable.

Loans with carrying values of $2.2 billion and $1.5 billion were pledged to secure public deposits and other borrowings at September 30, 2013 and December 31, 2012, respectively.

Non-covered Loans

The following tables provide an analysis of the aging of non-covered loans as of September 30, 2013 and December 31, 2012. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between loans acquired from Florida Gulf in 2012, as well as those acquired in 2011, and loans originated by the Company. For purposes of the following tables, subprime mortgage loans are defined as the Company’s mortgage loans that have FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	September 30, 2013
	Non-covered loans excluding acquired loans
	Past Due (1)				Current	Total Non-covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total
Commercial real estate construction	$—	$—	$2,430	$2,430	$380,665	$383,095	$—
Commercial real estate - other	1,933	—	9,639	11,572	2,556,798	2,568,370	151
Commercial business	1,743	6	14,591	16,340	2,573,065	2,589,405	—

Residential prime	517	2,297	9,326	12,140	261,615	273,755	1,267
Residential subprime	—	—	442	442	115,715	116,157	—

Home equity	1,745	577	7,092	9,414	1,063,257	1,072,671	—
Indirect automobile	1,719	439	1,056	3,214	364,094	367,308	—
Credit card	184	102	425	711	59,225	59,936	—
Other	684	460	255	1,399	287,477	288,876	—

	$8,525	$3,881	$45,256	$57,662	$7,661,911	$7,719,573	$1,418

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	December 31, 2012
	Non-covered loans excluding acquired loans
	Past Due(1)					Total Non-covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate construction	$60	$—	$5,479	$5,539	$288,137	$293,676	$—
Commercial real estate - other	3,590	—	23,559	27,149	2,224,495	2,251,644	83
Commercial business	1,430	13	3,687	5,130	2,362,304	2,367,434	329

Residential prime	662	1,156	9,168	10,986	185,843	196,829	801
Residential subprime	—	—	—	—	60,454	60,454	—

Home equity	2,283	796	5,793	8,872	991,766	1,000,638	158
Indirect automobile	1,624	326	868	2,818	320,148	322,966	—
Credit card	130	51	424	605	51,117	51,722	—
Other	566	105	310	981	201,161	202,142	—

	$10,345	$2,447	$49,288	$62,080	$6,685,425	$6,747,505	$1,371

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	September 30, 2013
	Non-covered acquired loans
	Past Due (1)						Total Non-covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount
Commercial real estate construction	$97	$—	$3,457	$3,554	$15,020	$(1,928)	$16,646	$3,457
Commercial real estate - other	2,240	438	33,484	36,162	367,085	(51,025)	352,222	33,484
Commercial business	444	246	1,880	2,570	59,949	(8,102)	54,417	1,880

Residential prime	—	—	226	226	20,388	(586)	20,028	226

Home equity	1,567	302	4,681	6,550	56,842	(4,193)	59,199	4,681
Indirect automobile	86	1	102	189	2,258	—	2,447	102
Other	162	185	948	1,295	13,859	(3,651)	11,503	948

	$4,596	$1,172	$44,778	$50,546	$535,401	$(69,485)	$516,462	$44,778

(1)	Past due information includes loans acquired from OMNI, Cameron and Florida Gulf at the gross loan balance, prior to application of discounts.

	December 31, 2012
	Non-covered acquired loans
	Past Due (1)						Total Non-covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount
Commercial real estate construction	$369	$—	$4,067	$4,436	$29,098	$(3,968)	$29,566	$4,067
Commercial real estate - other	5,971	1,572	38,987	46,530	426,339	(57,055)	415,814	38,987
Commercial business	1,410	524	3,953	5,887	89,490	(12,144)	83,233	3,953

Residential prime	—	—	779	779	30,663	1,315	32,757	779

Home equity	2,379	382	4,354	7,115	73,658	(4,498)	76,275	4,354
Indirect automobile	171	4	146	321	4,698	—	5,019	146
Other	202	17	495	714	21,746	(6,805)	15,655	495

	$10,502	$2,499	$52,781	$65,782	$675,692	$(83,155)	$658,319	$52,781

(1)	Past due information includes loans acquired from OMNI, Cameron and Florida Gulf at the gross loan balance, prior to application of discounts.

Nonaccrual Loans

The following table provides the recorded investment of non-covered loans on nonaccrual status at September 30, 2013 and December 31, 2012. Nonaccrual loans in the table exclude acquired loans.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial real estate construction	$2,430	$5,479
Commercial real estate - other	9,488	23,475
Commercial business	14,591	3,358

Residential prime	8,501	8,367

Home equity	7,092	5,635
Indirect automobile	1,056	868
Credit card	425	424
Other	255	310

	$43,838	$47,916

Covered Loans

The carrying amount of the acquired covered loans at September 30, 2013 and December 31, 2012 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	September 30, 2013
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$23,751	$435,755	$459,506
Business	—	40,422	40,422

	23,751	476,177	499,928

Residential mortgage loans:
Residential 1-4 family	28,333	125,182	153,515
Construction / Owner Occupied	—	—	—

	28,333	125,182	153,515

Consumer and other loans:
Home equity	25,195	123,949	149,144
Indirect automobile	—	—	—
Other	1,205	3,210	4,415

	26,400	127,159	153,559

	$78,484	$728,518	$807,002

	December 31, 2012
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$167,742	$473,101	$640,843
Business	2,757	84,294	87,051

	170,499	557,395	727,894

Residential mortgage loans:
Residential 1-4 family	20,232	166,932	187,164
Construction / Owner Occupied	—	—	—

	20,232	166,932	187,164

Consumer and other loans:
Home equity	22,094	152,118	174,212
Indirect automobile	—	—	—
Other	820	2,666	3,486

	22,914	154,784	177,698

	$213,645	$879,111	$1,092,756

ASC 310-30 loans

The Company acquired loans (both covered and non-covered) through previous acquisitions which are subject to ASC Topic 310-30.

The following is a summary of changes in the accretable yields of acquired loans during the nine months ended September 30, 2013 and 2012.

	September 30, 2013			September 30, 2012
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Balance at beginning of period	$76,623	$279,770	$356,393	$83,834	$386,977	$470,811
Transfers from nonaccretable difference to accretable yield	6,148	34,480	40,628	1,062	4,245	5,307
Accretion	(13,519)	(119,193)	(132,712)	(21,924)	(165,247)	(187,171)
Changes in expected cash flows not affecting nonaccretable differences (1)	10,561	81,173	91,734	10,964	46,197	57,161

Balance at end of period	$79,813	$276,230	$356,043	$73,936	$272,172	$346,108

(1)	Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, loan modifications, changes in interest rates and changes in prepayment assumptions.

Accretable yield during the first nine months of 2013 increased primarily as a result of changes in expected cash flows not impacting the nonaccretable difference, offset by an increase in accretion recognized during the period. Accretable yield during the first nine months of 2012 decreased primarily as a result of the accretion recognized.

Troubled Debt Restructurings

Information about the Company’s TDRs at September 30, 2013 and 2012 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as the loans acquired in the OMNI and Cameron acquisitions completed during 2011 and certain loans acquired from Florida Gulf in 2012. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered loans and loans acquired from OMNI and Cameron, and certain Florida Gulf loans that would otherwise meet the criteria for classification as a troubled debt restructuring are excluded from the tables below.

	September 30, 2013				September 30, 2012
	Accruing Loans				Accruing Loans
(Dollars in thousands)	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs
Commercial real estate construction	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - other	411	—	5,601	6,012	370	264	18,985	19,619
Commercial business	1,056	—	12,610	13,666	19	—	1,884	1,903

Residential prime	—	—	—	—	—	—	—	—
Residential subprime	—	—	—	—	—	—	—	—

Home equity	—	—	263	263	94	—	224	318
Indirect automobile	—	—	—	—	—	—	—	—
Credit card	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

	$1,467	$—	$18,474	$19,941	$483	$264	$21,093	$21,840

At September 30, 2013, TDRs totaling $19,941,000 included $11,210,000 of TDRs that occurred during the current nine-month period through modification of the original loan terms. Total TDRs of $21,840,000 at September 30, 2012 included $4,391,000 of TDRs that occurred during the nine-month period ended September 30, 2012. The following table provides information on how the TDRs were modified during the periods indicated.

	Nine Months Ended September 30
(Dollars in thousands)	2013	2012
Extended maturities	$—	$412
Interest rate adjustment	—	481
Maturity and interest rate adjustment	—	2,389
Movement to or extension of interest-rate only payments	—	939
Forbearance	11,210	170

	$11,210	$4,391

Information about the Company’s non-covered TDRs occurring in these periods is presented in the following table.

	September 30, 2013			September 30, 2012
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)
Commercial real estate	5	$12,507	$12,329	14	$4,478	$3,707
Commercial business	—	—	—	1	27	—

Residential prime	—	—	—	—	—	—

Home Equity	—	—	—	1	94	51
Indirect automobile	—	—	—	—	—	—
Credit card	—	—	—	—	—	—
Other	—	—	—	1	—	—

	5	$12,507	$12,329	17	$4,599	$3,758

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.

Information detailing non-covered TDRs that subsequently defaulted during the previous twelve months is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	September 30, 2013		September 30, 2012
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	45	$6,012	46	$19,048
Commercial business	13	12,370	8	1,883

Residential prime	—	—	—	—

Home Equity	1	47	2	275
Indirect automobile	—	—	—	—
Credit card	—	—	—	—
Other	1	—	1	—

	60	$18,429	57	$21,206

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Change in Methodology

During the nine-month period ended September 30, 2013, the Company modified its methodology for estimating its allowance for credit losses on its non-covered, non-acquired loan portfolio to incorporate practices, processes, and methodologies consistent with the guidance provided in the Office of the Comptroller of Currency’s (“OCC”) inter-agency policy statement 2006 SR 06-17. The methodology was modified to segregate the reserve for unfunded lending commitments (“RULC”), previously included in the Company’s allowance for credit losses, and to enhance the previous methodology around loss migration.

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

The following table presents the effect of the change in methodology on the Company’s unaudited consolidated financial statements as of September 30, 2013.

(Dollars in thousands)	Current Methodology	Previous Methodolgy	Difference	Per Share Difference
Selected Data
Allowance for loan losses	$64,165	$73,992	$(9,827)
Reserve for unfunded lending commitments	11,959	—	11,959

Allowance for credit losses	$76,124	$73,992	$2,132

(Reversal of)Provision for loan losses	$2,884	$2,883	$1	$(0.00)
Provision for unfunded lending commitments	2,131	—	2,131	0.05

Total provision for credit losses	$5,015	$2,883	$2,132	$0.05

Allowance for Credit Losses Activity

A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios is as follows:

	September 30, 2013
	Non-covered loans
(Dollars in thousands)	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for loan losses
Balance at beginning of period	$74,211	$8,816	$168,576	$251,603
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	2,884	(2,464)	(58,540)	(58,120)
Adjustment attributable to FDIC loss share arrangements	—	—	58,565	58,565

Net (reversal of) provision for loan losses	2,884	(2,464)	25	445

Decrease in FDIC loss share receivable	—	—	(58,565)	(58,565)
Transfer of balance to OREO	—	(1,013)	(29,302)	(30,315)
Transfer of balance to the RULC	(9,828)	—	—	(9,828)
Loans charged-off	(7,455)	(10)	(1,683)	(9,148)
Recoveries	4,353	—	—	4,353

Balance at end of period	$64,165	$5,329	$79,051	$148,545

Reserve for unfunded lending commitments
Balance at beginning of period	$—	$—	$—	$—
Transfer of balance from the allowance for loan losses	9,828	—	—	9,828
Provision for unfunded lending commitments	2,131	—	—	2,131

Balance at end of period	$11,959	$—	$—	$11,959

	September 30, 2012
	Non-covered loans
	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for loan losses
Balance at beginning of period	$74,861	$—	$118,900	$193,761
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	6,518	5,805	37,268	49,591
Adjustment attributable to FDIC loss share arrangements	—	—	(33,786)	(33,786)

Net (reversal of) provision for loan losses	6,518	5,805	3,482	15,805

Increase in FDIC loss share receivable	—	—	33,786	33,786
Transfer of balance to OREO	—	(408)	(23,769)	(24,177)
Loans charged-off	(6,818)	(179)	(13,283)	(20,280)
Recoveries	2,455	18	19	2,492

Balance at end of period	$77,016	$5,236	$119,135	$201,387

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, is as follows:

	September 30, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$38,264	$28,721	$2,125	$13,917	$—	$83,027
(Reversal of) Provision for loan losses	(6,926)	(582)	1,048	6,880	—	420
Transfer of balance to OREO	(279)	(81)	(646)	(7)	—	(1,013)
Transfer of balance to the RULC	(2,939)	(3,497)	(40)	(3,352)	—	(9,828)
Loans charged off	(1,966)	(531)	(481)	(4,487)	—	(7,465)
Recoveries	1,498	354	698	1,803	—	4,353

Balance at end of period	$27,652	$24,384	$2,704	$14,754	—	$69,494

Reserve for unfunded commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Transfer of balance from the allowance for loan losses	2,939	3,497	40	3,352	—	9,828
Provision for unfunded commitments	1,207	610	38	276	—	2,131

Balance at end of period	$4,146	$4,107	$78	$3,628	$—	$11,959

Allowance on loans individually evaluated for impairment	$8	$801	$283	$—	$—	$1,092
Allowance on loans collectively evaluated for impairment	27,644	23,583	2,421	14,754	—	68,402

Loans, net of unearned income:
Balance at end of period	$3,320,333	$2,643,822	$409,940	$1,861,940	$—	$8,236,035
Balance at end of period individually evaluated for impairment	9,529	14,548	1,407	263	—	25,747
Balance at end of period collectively evaluated for impairment	3,310,804	2,629,274	408,533	1,861,677	—	8,210,288
Balance at end of period acquired with deteriorated credit quality	16,287	45	120	1,815	—	18,267

	September 30, 2012
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$35,604	$25,705	$897	$12,655	$—	$74,861
(Reversal of) Provision for loan losses	4,199	3,851	1,344	2,929	—	12,323
Transfer of balance to OREO	(62)	—	(337)	(9)	—	(408)
Loans charged off	(1,195)	(769)	(759)	(4,274)	—	(6,997)
Recoveries	790	80	30	1,573	—	2,473

Balance at end of period	$39,336	$28,867	$1,175	$12,874	$—	$82,252

Allowance on loans individually evaluated for impairment	$1,173	$162	$163	$43	$—	$1,541
Allowance on loans collectively evaluated for impairment	38,163	28,705	1,012	12,831	—	80,711

Loans, net of unearned income:
Balance at end of period	$2,879,836	$2,357,303	$266,069	$1,587,488	$—	$7,090,696
Balance at end of period individually evaluated for impairment	26,353	1,888	1,703	318	—	30,262
Balance at end of period collectively evaluated for impairment	2,853,483	2,355,415	264,366	1,587,170	—	7,060,434
Balance at end of period acquired with deteriorated credit quality	60,360	3,675	430	5,334	—	69,799

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, is as follows:

	September 30, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$100,871	$11,375	$22,566	$33,764	$—	$168,576
(Reversal of) Provision for loan losses	27	—	(1)	(1)	—	25
(Decrease) Increase in FDIC loss share receivable	(30,853)	(3,137)	(5,734)	(18,841)	—	(58,565)
Transfer of balance to OREO	(22,375)	(314)	(6,614)	1	—	(29,302)
Loans charged off	(1,683)	—	—	—	—	(1,683)

Balance at end of period	$45,987	$7,924	$10,217	$14,923	$—	$79,051

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	45,987	7,924	10,217	14,923	—	79,051

Loans, net of unearned income:
Balance at end of period	$459,506	$40,422	$153,515	$153,559	$—	$807,002
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	459,506	40,422	153,515	153,559	—	807,002
Balance at end of period acquired with deteriorated credit quality	23,751	—	28,333	26,400	—	78,484

	September 30, 2012
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$69,175	$9,788	$21,184	$18,753	$—	$118,900
(Reversal of) Provision for loan losses	3,550	922	(1,387)	397	—	3,482
(Decrease) Increase in FDIC loss share receivable	24,229	2,398	4,277	2,882	—	33,786
Transfer of balance to OREO	(9,876)	(2,475)	(10,593)	(825)	—	(23,769)
Loans charged off	(13,143)	—	(131)	(9)	—	(13,283)
Recoveries	16	—	—	3	—	19

Balance at end of period	$73,951	$10,633	$13,350	$21,201	$—	$119,135

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	73,951	10,633	13,350	21,201	—	119,135

Loans, net of unearned income:
Balance at end of period	$670,001	$91,822	$197,333	$180,094	$—	$1,139,250
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	670,001	91,822	197,333	180,094	—	1,139,250
Balance at end of period acquired with deteriorated credit quality	171,965	3,522	22,085	24,388	—	221,960

Credit Quality

The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans that were not acquired. Loan discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of September 30, 2013 and December 31, 2012.

	Non-covered loans excluding acquired loans
	September 30, 2013					December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate construction	$374,458	$4,800	$3,837	$—	$383,095	$269,842	$16,767	$7,067	$—	$293,676
Commercial real estate - other	2,503,820	37,537	26,896	117	2,568,370	2,162,989	40,547	47,710	398	2,251,644
Commercial business	2,546,614	9,013	32,825	953	2,589,405	2,295,788	21,640	49,958	48	2,367,434

Total	$5,424,892	$51,350	$63,558	$1,070	5,540,870	$4,728,619	$78,954	$104,735	$446	$4,912,754

	Non-covered loans excluding acquired loans
	September 30, 2013			December 31, 2012
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential prime	$261,615	$12,140	$273,755	$185,843	$10,986	$196,829
Residential subprime	115,715	442	116,157	60,454	—	60,454
Home equity	1,063,257	9,414	1,072,671	991,766	8,872	1,000,638
Indirect automobile	364,094	3,214	367,308	320,148	2,818	322,966
Credit card	59,225	711	59,936	51,117	605	51,722
Consumer - other	287,477	1,399	288,876	201,161	981	202,142

	$2,151,383	$27,320	$2,178,703	$1,810,489	$24,262	$1,834,751

	Non-covered acquired loans
	September 30, 2013						December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Discount	Total	Pass	Special Mention	Substandard	Doubtful	Discount	Total
Commercial real estate construction	$12,900	$1,321	$4,353	$—	$(1,928)	$16,646	$25,896	$2,410	$5,228	$—	$(3,968)	$29,566
Commercial real estate - other	320,781	18,438	63,816	212	(51,025)	352,222	359,046	28,185	85,420	218	(57,055)	415,814
Commercial business	56,465	2,241	3,725	88	(8,102)	54,417	86,201	2,159	4,808	2,209	(12,144)	83,233

Total	$390,146	$22,000	$71,894	$300	$(61,055)	$423,285	$471,143	$32,754	$95,456	$2,427	$(73,167)	$528,613

	Non-covered acquired loans
	September 30, 2013				December 31, 2012
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential prime	$20,388	$226	$(586)	$20,028	$30,663	$779	$1,315	$32,757
Home equity	56,842	6,550	(4,193)	59,199	73,658	7,115	(4,498)	76,275
Indirect automobile	2,258	189	—	2,447	4,698	321	—	5,019
Consumer - other	13,859	1,295	(3,651)	11,503	21,746	714	(6,805)	15,655

	$93,347	$8,260	$(8,430)	$93,177	$130,765	$8,929	$(9,988)	$129,706

Credit quality information in the table above includes loans acquired at the gross loan balance, prior to the application of discounts, at September 30, 2013 and December 31, 2012.

The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan discounts in the tables below represent the adjustment of covered loans to fair value at the date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	Covered loans
	September 30, 2013					December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate construction	$44,312	$8,093	$42,849	$497	$95,751	$46,201	$9,888	$97,315	$607	$154,011
Commercial real estate - other	146,103	56,182	194,785	7,496	404,566	201,261	65,498	279,171	8,530	554,460
Commercial business	33,112	958	17,201	1,277	52,548	38,552	8,600	50,018	451	97,621

Total	$223,527	$65,233	$254,835	$9,270	$552,865	$286,014	$83,986	$426,504	$9,588	$806,092
Discount					(52,937)					(78,198)

					$499,928					$727,894

	Covered loans
	September 30, 2013				December 31, 2012
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential prime	$164,214	$33,114	$(43,813)	$153,515	$183,795	$52,379	$(49,010)	$187,164
Home equity	150,302	41,683	(42,841)	149,144	168,729	65,997	(60,514)	174,212
Credit card	665	36	—	701	841	65	—	906
Consumer - other	643	204	2,867	3,714	1,154	1,523	(97)	2,580

	$315,824	$75,037	$(83,787)	$307,074	$354,519	$119,964	$(109,621)	$364,862

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables as of and for the periods indicated.

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$9,392	$9,392	$—	$26,151	$26,151	$—
Commercial business	13,068	13,068	—	1,824	1,824	—

Home equity	263	263	—	—	—	—

With an allowance recorded:
Commercial real estate	2,913	2,937	(24)	3,464	3,663	(199)
Commercial business	2,569	2,579	(10)	1,334	1,810	(476)

Residential prime	9,575	9,908	(333)	9,861	10,070	(209)

Home equity	6,784	6,829	(45)	5,860	5,951	(91)
Indirect automobile	1,050	1,056	(6)	865	868	(3)
Credit card	417	425	(8)	413	424	(11)
Other	252	255	(3)	307	310	(3)

	$46,283	$46,712	$(429)	$50,079	$51,071	$(992)

Total commercial loans	27,942	27,976	(34)	32,773	33,448	(675)
Total mortgage loans	9,575	9,908	(333)	9,861	10,070	(209)
Total consumer loans	8,766	8,828	(62)	7,445	7,553	(108)

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2013		2012		2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial real estate	$10,703	$6	$27,547	$15	$12,787	$22	$29,872	$651
Commercial business	13,218	17	2,451	—	8,608	59	3,387	71

Home Equity	265	—	225	—	287	—	227	—

With an allowance recorded:
Commercial real estate	4,346	—	2,731	8	6,092	5	2,866	22
Commercial business	2,739	—	209	1	2,746	3	215	1

Residential prime	9,650	—	9,248	—	9,380	7	7,439	148

Home equity	7,244	—	6,184	—	7,458	14	6,502	110
Indirect automobile	1,349	—	1,135	—	1,610	22	1,345	20
Credit card	424	—	387	—	426	—	354	—
Other	372	—	585	—	446	4	675	6

	$50,310	$23	$50,702	$24	$49,840	$136	$52,882	$1,029

Total commercial loans	31,006	23	32,938	24	30,233	89	36,340	745
Total mortgage loans	9,650	—	9,248	—	9,380	7	7,439	148
Total consumer loans	9,654	—	8,516	—	10,227	40	9,103	136

(1)	Interest income recognized on impaired loans represents income recognized before loans were placed on nonaccrual status.

As of September 30, 2013 and December 31, 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 8 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLE

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

During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions, and 95% of losses that exceed contractual thresholds for CSB, Orion, and Century. The CapitalSouth reimbursable loss period ends during the third quarter of 2014 for all covered assets excluding single family residential loans and during the third quarter of 2019 for single family residential loans. The Century and Orion reimbursable loss periods end during the fourth quarter of 2014 for all covered assets excluding single family residential loans and during the fourth quarter of 2019 for single family residential loans. The Sterling reimbursable loss period ends during the third quarter of 2015 for all covered assets excluding single family residential loans and during the third quarter of 2020 for single family residential loans.

In addition, all loans excluding single family residential loans have a three year recovery period, which begins upon expiration of the reimbursable loss period. During the recovery periods, the Company must reimburse the FDIC for its share of any recovered losses, consistent with the covered loss reimbursement rates in effect during the reimbursable loss periods.

The Orion, Century, and Sterling loss share agreements include “clawback” provisions. The clawback provisions require the Company to make payments to the FDIC to the extent that specified cumulative loss floors are not incurred. Of the three loss share agreements that contain clawback provisions, cumulative losses under two of these agreements have exceeded the cumulative loss floors that would trigger a clawback payment. The loss floor has not yet been attained for the third agreement. However, the sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement. The Company has recorded a liability of $797,000 at September 30, 2013 to reserve for the amount of consideration due to the FDIC based on cumulative losses to date. Improvement in the performance of covered assets in excess of current expectations, particularly in regard to improvements in recoveries and/or reduced losses, through expiration of the recovery periods could result in reduced levels of cumulative losses that trigger the clawback provisions within any or all of the applicable loss share agreements.

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

The following is a summary of FDIC loss share receivable year-to-date activity:

	September 30
(Dollars in thousands)	2013	2012
Balance at beginning of period	$423,069	$591,844
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(58,565)	33,786
Amortization	(68,707)	(89,899)
Submission of reimbursable losses to the FDIC	(44,910)	(97,511)
Impairment	(31,813)	—
Changes due to a change in cash flow assumptions on OREO and other	(14,189)	(7,053)

Balance at end of period	$204,885	$431,167

FDIC loss share receivables collectability assessment

The Company assesses the FDIC loss share receivables for collectability on a quarterly basis. Note 1 provides a description of the Company’s policy for assessing the FDIC loss share receivables for collectability. Based on the collectability analysis completed for the three months ended September 30, 2013, the Company concluded that the $204.9 million FDIC loss share receivable is fully collectible as of September 30, 2013. See below for discussion of the impairment charge recognized for the three-month period ended March 31, 2013.

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

Generally accepted accounting principles require that the tax effects of unusual or infrequent items, such as impairment of the FDIC loss share receivables, be recognized in the interim period in which they occur. Recognition of the tax effect of the impairment during the three-month period ended March 31, 2013 resulted in an effective tax rate for that period, and subsequent year to date periods in 2013, that is not customary of the Company’s effective tax rate without recognition of this infrequent item.

NOTE 9 – TRANSFERS AND SERVICING OF FINANCIAL ASSETS (INCLUDING MORTGAGE BANKING ACTIVITY)

Mortgage Banking Activity

IBERIABANK through its subsidiary, IMC, originates mortgage loans for sale into the secondary market. The loans originated primarily consist of residential first mortgages that conform to standards established by the GSEs, but can also consist of junior lien loans secured by residential property. These sales are primarily to private companies that are unaffiliated with the GSEs on a servicing released basis. The following table details the mortgage banking activity as of and for the nine months ended September 30:

(Dollars in thousands)	2013	2012
Balance at beginning of period	$267,475	$153,013
Originations	1,712,557	1,749,121
Sales	(1,871,747)	(1,691,002)

Balance at end of period	$108,285	$211,132

(Dollars in thousands)	2013	2012
Fair value changes of derivatives and mortgage loans held for sale, net	$(270)	$2,954
Gains on sales	51,709	51,828
Servicing and other income, net	402	336

	$51,841	$55,118

Mortgage Servicing Rights

Mortgage servicing rights are amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$1,816	$(543)	$1,273	$1,234	$(304)	$930

NOTE 10 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill for the year ended December 31, 2012 and the nine months ended September 30, 2013 are provided in the following table.

(Dollars in thousands)
Balance, December 31, 2011	$369,811
Goodwill acquired during the year	32,420
Goodwill adjustment to correct an immaterial error	(359)

Balance, December 31, 2012	401,872
Goodwill acquired during the period	—

Balance, September 30, 2013	$401,872

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

The Company performed the required annual goodwill impairment test as of October 1, 2012. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date. The Company is in the process of performing its annual goodwill impairment test as of October 1, 2013.

Prior to 2011, the Company recognized goodwill impairment of $9,681,000 at the Company’s LTC subsidiary based on a decrease in operating revenue and income, which resulted in the conclusion that the fair value of LTC may have been reduced below its carrying amount.

Title plant

The Company held title plant assets totaling $6,722,000 at September 30, 2013 and December 31, 2012, respectively. No events or changes in circumstances occurred during 2013 or 2012 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

Definite-lived intangible assets had the following carrying values for the periods indicated:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$45,406	$(29,659)	$15,747	$45,406	$(26,284)	$19,122
Customer relationship intangible asset	1,348	(579)	769	1,348	(410)	938

	$46,754	$(30,238)	$16,516	$46,754	$(26,694)	$20,060

NOTE 11 – OTHER REAL ESTATE OWNED

Other real estate owned, segregated into non-covered and covered properties, consists of the following as of the periods indicated.

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Real estate owned acquired by foreclosure	$31,261	$85,616	$116,877	$35,080	$75,784	$110,864
Real estate acquired for development or resale	10,518	—	10,518	9,199	—	9,199
Other foreclosed property	109	1,483	1,592	14	1,459	1,473

	$41,888	$87,099	$128,987	$44,293	$77,243	$121,536

NOTE 12 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

Information pertaining to outstanding derivative instruments is as follows:

	Balance Sheet Location	Asset Derivatives Fair Value		Balance Sheet Location	Liability Derivatives Fair Value
(Dollars in thousands)		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$499	Other liabilities	$—	$1,843

Total derivatives designated as hedging instruments under ASC Topic 815		$—	$499		$—	$1,843

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$14,312	$25,940	Other liabilities	$14,312	$25,940
Forward sales contracts	Other assets	148	2,774	Other liabilities	5,289	343
Written and purchased options	Other assets	18,009	12,906	Other liabilities	11,920	8,764

Total derivatives not designated as hedging instruments under ASC Topic 815		$32,469	$41,620		$31,521	$35,047

Total derivatives		$32,469	$42,119		$31,521	$36,890

	Asset Derivatives Notional Amount		Liability Derivatives Notional Amount
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$35,000	$—	$35,000

Total derivatives designated as hedging instruments under ASC Topic 815	$—	$35,000	$—	$35,000

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$376,374	$374,536	$376,374	$374,536
Forward sales contracts	8,218	212,028	253,051	53,269
Written and purchased options	366,585	388,793	196,950	185,885

Total derivatives not designated as hedging instruments under ASC Topic 815	$751,177	$975,357	$826,375	$613,690

Total derivatives	$751,177	$1,010,357	$826,375	$648,690

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At September 30, 2013 and December 31, 2012, the Company was required to post $5,630,000 and $2,650,000, respectively, in cash as collateral for its derivative transactions, which are included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2013. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set-off collateral promptly upon an event of default of the counterparty. As permitted by generally-accepted accounting principles, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	September 30, 2013
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net

(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	14,312	—	—	14,312
Written and purchased options	11,865	—	—	11,865

Total derivative assets subject to master netting arrangements	$26,177	$—	$—	$26,177

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	14,312	—	(5,658)	8,654

Total derivative liabilities subject to master netting arrangements	$14,312	$—	$(5,658)	$8,654

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2012
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net

(Dollars in thousands)		Derivatives	Collateral (1)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$499	$(499)	$—	$—
Interest rate contracts not designated as hedging instruments	25,940	—	—	25,940
Written and purchased options	8,763	—	—	8,763

Total derivative assets subject to master netting arrangements	$35,202	$(499)	$—	$34,703

Derivative liabilities
Interest rate contracts designated as hedging instruments	$1,843	$(499)	$—	$1,344
Interest rate contracts not designated as hedging instruments	25,940	—	(13,350)	12,590

Total derivative liabilities subject to master netting arrangements	$27,783	$(499)	$(13,350)	$13,934

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the nine months ended September 30, 2013 and 2012, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2013, the fair value of derivatives that will mature within the next twelve months is $690,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

Information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from (Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of September 30		For the Three Months Ended September 30
(Dollars in thousands)	2013	2012		2013	2012		2013	2012
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate contracts	$—	$(2,358)	Other income (expense)	$—	$(408)	Other income (expense)	$—	$—

	$—	$(2,358)		$—	$(408)		$—	$—

	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from (Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2013	2012		2013	2012		2013	2012
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate contracts	$—	$(2,358)	Other income (expense)	$(392)	$(1,195)	Other income (expense)	$—	$—

	$—	$(2,358)		$(392)	$(1,195)		$—	$—

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)		2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments under ASC Topic 815
Interest rate contracts	Other income (expense)	$2,061	247	2,542	627
Forward sales contracts	Mortgage Income	3,290	(1,887)	897	(1,887)
Written and purchased options	Mortgage Income	(7,896)	3,378	(3,820)	5,094

		$(2,545)	$1,738	$(381)	$3,834

NOTE 13 –OTHER COMPREHENSIVE INCOME

The following is a summary of the tax effects of each component of other comprehensive income for the periods indicated:

	Three Months Ended September 30, 2013
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding gains arising during the period	$5,528	$(1,935)	$3,593
Less: reclassification adjustment for losses included in net income	3	(1)	2

Net unrealized gains	5,531	(1,936)	3,595

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$—	$—	$—
Less: reclassification adjustment for gains included in net income	—	—	—

Fair value of derivative instruments designated as cash flow hedges	—	—	—

Total other comprehensive income	$5,531	$(1,936)	$3,595

	Three Months Ended September 30, 2012
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding gains arising during the period	$6,099	$(2,135)	$3,964
Less: reclassification adjustment for gains included in net income	(41)	14	(27)

Net unrealized gains	6,058	(2,121)	3,937

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$800	$(280)	$520
Less: reclassification adjustment for losses included in net income	409	(142)	267

Fair value of derivative instruments designated as cash flow hedges	1,209	(422)	787

Total other comprehensive income	$7,267	$(2,543)	$4,724

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized loss on securities:
Unrealized holding losses arising during the period	$(38,769)	$13,569	$(25,200)
Less: reclassification adjustment for gains included in net income	(2,259)	791	(1,468)

Net unrealized losses	(41,028)	14,360	(26,668)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$952	$(333)	$619
Less: reclassification adjustment for losses included in net income	392	(137)	255

Fair value of derivative instruments designated as cash flow hedges	1,344	(470)	874

Total other comprehensive loss	$(39,684)	$13,890	$(25,794)

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding gains arising during the period	$8,236	$(2,883)	$5,353
Less: reclassification adjustment for gains included in net income	(3,743)	1,310	(2,433)

Net unrealized gains	4,493	(1,573)	2,920

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(1,882)	$659	$(1,223)
Less: reclassification adjustment for losses included in net income	1,195	(418)	777

Fair value of derivative instruments designated as cash flow hedges	(687)	241	(446)

Total other comprehensive income	$3,806	$(1,332)	$2,474

NOTE 14 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. During the nine months ended September 30, 2013 and 2012, the Company did not have any equity awards that were settled in cash.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At September 30, 2013, future option or restricted stock awards of 491,346 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in salaries and employee benefits expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Compensation expense related to stock options	$526	$334	$1,592	$1,317
Income tax benefit related to stock options	184	117	557	461
Impact on basic earnings per share	0.01	0.01	0.03	0.03
Impact on diluted earnings per share	0.01	0.01	0.03	0.03

The Company reported $495,000 and $940,000 of excess tax benefits as financing cash inflows during the nine months ended September 30, 2013 and 2012, respectively, related to the exercise and vesting of stock options. Net cash proceeds from the exercise of stock options were $5,441,000 and $1,541,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The following weighted-average assumptions were used for option awards outstanding during the nine-month periods ended September 30:

	2013	2012
Expected dividends	2.6%	2.3%
Expected volatility	34.8%	33.9%
Risk-free interest rate	1.7%	2.9%
Expected term (in years)	8.6	5.8
Weighted-average grant-date fair value	$15.37	$13.58

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2013, there was $4,485,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.7 years.

The following table represents the activity related to stock options during the periods indicated.

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Oustanding options, December 31, 2011	1,097,620	$50.14
Granted	226,764	51.73
Issued in connection with acquisition	32,863	41.30
Exercised	(46,729)	29.42
Forfeited or expired	(29,410)	57.39

Outstanding options, September 30, 2012	1,281,108	$50.78	4.8	Years

Outstanding exercisable at September 30, 2012	822,410	$48.94	3.0	Years

Oustanding options, December 31, 2012	1,236,075	$51.48
Granted	75,722	52.36
Exercised	(142,841)	38.09
Forfeited or expired	(36,608)	56.01

Outstanding options, September 30, 2013	1,132,348	$53.09	4.7	Years

Outstanding exercisable at September 30, 2013	749,545	$52.94	3.2	Years

At September 30, 2013, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $2,090,000 and $1,951,000. Total intrinsic value of options exercised was $1,920,000 and $1,046,000 for the nine months ended September 30, 2013 and 2012, respectively.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of September 30, 2013, unearned share-based compensation associated with these awards totaled $23,253,000.

The following table represents the compensation expense that was included in salaries and employee benefits expense in the accompanying consolidated statements of income related to restricted stock grants:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Compensation expense related to restricted stock	$2,110	$1,973	$6,055	$5,638

The following table represents unvested restricted stock award activity for the nine months ended September 30:

	2013	2012
Balance at beginning of period	538,202	512,112
Granted	166,223	174,393
Forfeited	(27,483)	(8,736)
Earned and issued	(136,629)	(120,644)

Balance at end of period	540,313	557,125

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

The following table indicates compensation expense recorded for phantom stock based on the number of share equivalents vested at the end of the period and the current market price of the Company’s stock.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Compensation expense related to phantom stock	$792	$245	$2,602	$1,426

The following table represents phantom stock award activity during the periods indicated.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents (1)
Balance, December 31, 2011	232,921	8,942	241,863	$11,924,000
Granted	117,506	6,852	124,358	5,696,000
Forfeited share equivalents	(8,052)	(242)	(8,294)	(380,000)
Vested share equivalents	(16,735)	(1,144)	(17,879)	(894,000)

Balance, September 30, 2012	325,640	14,408	340,048	$15,574,000

Balance, December 31, 2012	318,729	16,035	334,764	$16,444,000
Granted	166,664	8,793	175,457	9,108,000
Forfeited share equivalents	(16,381)	(681)	(17,062)	(886,000)
Vested share equivalents	(45,065)	(3,327)	(48,392)	(2,453,000)

Balance, September 30, 2013	423,947	20,820	444,767	$23,088,000

(1)	Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $51.91 and $45.80 on September 30, 2013 and 2012, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by other parties represents the contractual amount of the financial instruments. At September 30, 2013, the fair value of guarantees under commercial and standby letters of credit was $1,067,000. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheets of the Company. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.

The Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	September 30 2013	December 31 2012
Commitments to grant loans	$342,494	$192,295
Unfunded commitments under lines of credit	2,972,046	2,372,971
Commercial and standby letters of credit	106,652	62,207
Reserve for unfunded lending commitments	11,959	—

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

As of the date of this filing, the Company believes it is reasonably possible to incur losses above amounts already accrued associated with legal proceedings between $0.5 million and $2.2 million.

NOTE 16 – FAIR VALUE MEASUREMENTS

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

(Dollars in thousands)	September 30, 2013
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Available for sale securities	$15,220	$1,949,169	$—	$1,964,389
Derivative instruments	—	32,469	—	32,469

Total	$15,220	$1,981,638	$—	$1,996,858

Liabilities
Derivative instruments	—	31,521	—	31,521

Total	$—	$31,521	$—	$31,521

(Dollars in thousands)	December 31, 2012
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Available for sale securities	$—	$1,745,004	$—	$1,745,004
Derivative instruments	—	42,119	—	42,119

Total	$—	$1,787,123	$—	$1,787,123

Liabilities
Derivative instruments	—	36,890	—	36,890

Total	$—	$36,890	$—	$36,890

During 2013, available for sale securities with a market value of $15,220,000 were purchased and included in the Level 1 fair value measurement category in the table above. The security was issued by Fannie Mae and was included in the Level 1 category at September 30, 2013 based on a recent trade price in the open market.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2013 related to assets and liabilities measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$(1,056)	$—
Change in unrealized gains (losses) relating to assets still held at September 30, 2013	—	(25,794)

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	September 30, 2013
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$1,932	$—	$1,932
Mortgage loans held for sale	—	3,213	—	3,213
OREO	—	20,427	—	20,427

Total	$—	$25,572	$—	$25,572

	December 31, 2012
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$6,388	$—	$6,388
Mortgage loans held for sale	—	32,753	—	32,753
OREO	—	20,427	—	20,427

Total	$—	$59,568	$—	$59,568

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

In accordance with the provisions of ASC Topic 310, the Company records loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $3,024,000 were recorded at their fair value at September 30, 2013. These loans include a reserve of $1,092,000 included in the Company’s allowance for credit losses at September 30, 2013. Impaired non-covered loans with an outstanding balance of $7,269,000 were recorded at their fair value at December 31, 2012. These loans include a reserve of $880,000 included in the Company’s allowance for credit losses at December 31, 2012.

During the second quarter of 2013, the Company announced plans to close ten branches during the second and third quarters of 2013 as part of its business strategy. The Company has notified customers of these branches and has received the required regulatory approvals to proceed with closure. The Company reviewed the carrying amount of the owned properties and concluded it exceeded the fair value of these branches at that date. As a result, the Company recorded an impairment loss in other noninterest expense of $0 in its consolidated statement of comprehensive income for the nine months ended September 30, 2013. After the impairment loss, the carrying value of the branches was $0 and is included in OREO (as real estate acquired for development or resale) on the Company’s consolidated balance sheet at September 30, 2013.

Fair value of the branches was based on a third-party broker opinion of value using both a comparable sales and cash flow approach. The Company did not modify the third-party pricing information for unobservable inputs.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the nine months ended September 30, 2013 and 2012.

The Company may elect the fair value option, which permits the Company to choose to measure eligible financial assets and liabilities at fair value at specified election dates and recognize prospective changes in unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles, and as such has not included any gains or losses in earnings for the nine months ended September 30, 2013 and 2012.

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

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at September 30, 2013 and December 31, 2012, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at September 30, 2013 and December 31, 2012 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at September 30, 2013 and December 31, 2012 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At September 30, 2013 and December 31, 2012, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$553,447	$553,447	$970,977	$970,977
Investment securities	2,120,067	2,119,699	1,950,066	1,956,502
Loans and loans held for sale	9,151,322	9,257,560	8,766,054	8,800,563
FDIC loss share receivable	204,885	59,512	423,069	207,222
Derivative instruments	32,469	32,469	42,119	42,119
Accrued interest receivable	31,296	31,296	32,183	32,183

Financial Liabilities
Deposits	$10,950,764	$10,533,414	$10,748,277	$10,594,885
Short-term borrowings	258,850	258,850	303,045	303,045
Long-term debt	281,101	239,506	423,377	394,490
Derivative instruments	31,521	31,521	36,890	36,890
Accrued interest payable	6,026	6,026	6,615	6,615

The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of September 30, 2013 and updates the Form 10-K for the year ended December 31, 2012. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2013 compared to December 31, 2012 for the balance sheets and the three and nine months ended September 30, 2013 compared to September 30, 2012 for the statements of comprehensive income.

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

Actual results could differ materially because of factors such as the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, unanticipated losses related to the integration of, and refinements to purchase accounting adjustments for, acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, effects of the on-going correction in residential real estate prices and reduced levels of home sales, our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Act and those adopted by the Basel Committee and federal banking regulators, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, reputational risk and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets and economic conditions in these markets, rapid changes in the financial services industry, dependence on our operational, technological, and organizational systems or infrastructure and those of third-party providers of those services, hurricanes and other adverse weather events, the modest trading volume of our common stock, and valuation of intangible assets. Those and other factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, http://www.sec.gov, and the Company’s website, http://www.iberiabank.com, under the heading “Investor Information.” All information in this discussion is as of the date of this Report. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations.

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

During 2013, the Company continued to execute its business model successfully, as evidenced by solid organic loan growth during the first nine months of 2013, despite the challenges of the current operating environment, which include seasonal headwinds, increased competition, enhanced regulatory scrutiny and continued interest rate pressure. The Company also continued to develop its noninterest revenue streams, particularly from its wealth management and mortgage production subsidiaries. The Company believes it remains well positioned for future growth opportunities, as evidenced by the strength in its liquidity, core funding, and capitalization levels. During the first nine months of 2013, operating results were significantly impacted by three events.

First, the adoption of a new accounting standard, ASU No. 2012-06, reduced the remaining period over which the Company’s indemnification assets will be amortized. As a result of the shortened amortization period, and based on current cash flow expectations and other assumptions, the Company’s indemnification asset amortization increased amortization expense in the three- and nine-month periods ended September 30, 2013 by $5.2 million and $15.6 million, respectively, compared to the methodology in place prior to adoption of ASU 2012-06.

Second, the Company concluded that certain previously expected losses are probable of not being collected from the FDIC. Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, these projected losses are no longer anticipated to occur or will occur beyond the reimbursable periods of the loss share agreements with the FDIC. As a result, the Company impaired the indemnification assets by $31.8 million through a charge of that amount to earnings.

Third, as part of its ongoing business strategy that includes a periodic review of its branch network to maximize shareholder return, the Company has closed fifteen branches thus far during 2013, four during the first quarter of 2013, one during the second quarter, and ten during the third quarter of 2013. As part of these branch closures, the Company incurred various disposal costs during the three and nine months ended September 30, 2013, including personnel termination costs, contract termination costs, and fixed asset disposals. Total expenses for these closures were $1.2 million and $6.9 million for the quarter- and year-to-date periods, respectively.

In 2013, the Company continued to experience growth in both income statement and balance sheet metrics. These areas of growth were driven by investments in markets and business lines. Growth was offset, however, by the adoption of ASU No. 2012-06 and the impairment of the FDIC loss share receivables. For the three months ended September 30, 2013 these investments contributed to net interest income growth of $0.7 million, to $97.5 million. For the nine-month period, net interest income grew $5.0 million while non-interest income grew $4.6 million. Non-covered loans grew by $830.2 million, or 11.2% during the first nine months of 2013 to $8.2 billion at September 30, 2013, while covered loans decreased by $285.8 million. The mix of deposits continued a shift to noninterest-bearing, which represented 23.1% of total deposits as of September 30, 2013, up from 18.3% at December 31, 2012. Thus far in 2013, the Company’s liquidity, both on balance sheet and off balance sheet, continued to be favorable, exhibited by liquidity ratios that exceeded peer levels. The Company had cash of $553.4 million at September 30, 2013, and the Company has funding availability from the Federal Home Loan Bank (the “FHLB”) and correspondent bank lines to continue to meet cash flow needs. Additionally, its capital ratios were considerably in excess of “well capitalized” from a regulatory perspective and above peer levels, and its primary risk measures remained favorable. All of these factors allowed the Company to maintain its strategic positioning within the challenging banking environment and provided a strong base from which to continue to grow its balance sheet and remain positioned to provide currently anticipated increases in shareholder value throughout the rest of 2013.

During 2012, the Company’s mortgage origination and title businesses delivered record years and helped to drive noninterest income growth over 2011. These two businesses continue to perform well thus far in 2013, as mortgage sales volume increased over the nine-month period ended September 30, 2012. Title income was $0.7 million, or 4.5%, higher than in the first nine months of 2012. Additionally, the Company’s investment in the trust and wealth management businesses continue to pay off, as brokerage commissions increased 22.6% over the same period of 2012.

During the first nine months of 2013, noninterest income increased $4.6 million to $130.2 million for the period, a 3.7% increase, as the Company began realizing better returns on its investments as compared to prior years. Noninterest expense also increased. On a basis consistent with generally accepted accounting principles (“GAAP”), noninterest expenses for the nine months ended September 30, 2013 were $370.4 million, $51.7 million higher than the first three quarters of 2012. The largest component of the increase was a $31.8 million impairment of the Company’s FDIC loss share receivables during the first quarter of 2013, noted above. In addition to the impairment, the $6.9 million in branch closure costs noted above also contributed to the increase in non-interest expenses from the prior year. Noninterest expense, excluding the impairment and other non-operating items (“non-GAAP”, see table 1 below) was $326.2 million for the same period, which represented an increase of $18.6 million versus the prior year. The increase in operating noninterest expense was a result of higher employee-related expenses as the Company increased headcount since the third quarter of 2012, mostly from strategic hires to continue growing its business lines. On a GAAP basis, noninterest expense increased due to the factors contributing to the increase in non-GAAP noninterest expense, but was offset by a reduction in merger-related expenses of $3.7 million.

The provision for loan losses decreased $2.0 million in the quarter-to-date period and $15.4 million for the nine-month period ended September 30, 2013 compared to their corresponding 2012 periods, due primarily to an improvement in asset quality in the legacy portfolio over the past 12 months, but also from a reversal of provision to account for expected losses in the acquired loan portfolios.

All of these factors led net income available to common shareholders for the three months ended September 30, 2013 to increase $2.0 million from the third quarter of 2012 to $0.78 per diluted share. For the first nine months of 2013, income available to common shareholders decreased $0.48 per diluted share. Operating earnings (non-GAAP) for the third quarter of 2013 increased $0.5 million to $24.6 million, or $0.83 on a per share basis, consistent with per share operating earnings from the same period of 2012. On a year-to-date basis, operating earnings increased $8.8 million to $2.26 per diluted share, a $0.28 increase.

Balance Sheet Position and Results of Operations

The Company’s net income available to common shareholders for the third quarter of 2013 totaled $23.2 million, or $0.78 per diluted share, compared to $21.2 million, or $0.73 per diluted share, for the third quarter of 2012. On an operating basis (non-GAAP), per share earnings remained at $0.83 per share. Primary drivers of the increase in operating earnings over the prior year include the earnings from the net assets acquired from Florida Gulf, organic earning asset growth as well as a decrease in nonrecurring noninterest expenses. Key components of the Company’s performance through the third quarter of 2013 are summarized below.

•	Total assets at September 30, 2013 were $13.1 billion, up $15.4 million, or 0.1%, from December 31, 2012. Non-covered loan growth of $830.2 million across many of the Company’s markets and additional investment security purchases of $170.0 million drove the increase in total assets. Offsetting these increases were decreases in cash held (which was used primarily to fund earning asset growth), covered assets, and the assets associated with the indemnification agreements with the FDIC. Due to the impairment and amortization of the FDIC loss share receivable, as well as cash receipts from the FDIC, the balance decreased $218.2 million, or 51.6%, since December 31, 2012, and covered loans decreased $285.8 million since 2012.

•	Total loans at September 30, 2013 were $9.0 billion, an increase of $544.5 million, or 6.4%, from $8.5 billion at December 31, 2012. As noted above, loan growth during the first nine months of 2013 was driven by an 11.2% increase in non-covered loans. Covered loans decreased 26.1% from December 31, 2012, as covered loans were paid down or charged off and submitted for reimbursement.

•	Total customer deposits increased $202.5 million, or 1.9%, to $11.0 billion at September 30, 2013. Noninterest-bearing deposits increased $561.6 million, or 28.5%, but that growth was offset by a decrease of $359.1 million in interest-bearing deposits. The decrease in the Company’s interest-bearing deposits was a result of a $290.1 million, or 13.5%, decrease in time deposits from December 31, 2012. The decline in time deposits was the result of the Company’s effort to prudently align the deposit base with liquidity needs. Interest-bearing demand deposits decreased $69.0 million, or 1.0%. Although deposit competition remained intense, the Company was able to generate growth across its deposit products. Organic deposit growth was driven by growth in the Company’s Birmingham, Alabama, Baton Rouge, Louisiana, and Houston, Texas markets.

•	Shareholders’ equity decreased $4.6 million, or 0.3% from year-end 2012. The decrease was driven by a $25.8 million decrease in other comprehensive income, a result of the change in the unrealized gain in the Company’s available for sale investment portfolio due to the decrease in interest rate changes at the end of the second quarter of 2013.

•	Net interest income increased $0.7 million, or 0.8%, in the third quarter of 2013 when compared to the same period of 2012. This increase was attributable to a $4.2 million, or 27.4%, decrease in interest expense, but was offset partially by a $3.4 million decrease in interest income. Interest income was positively affected by a $764.4 million increase in average earning assets, due to both the inclusion of Florida Gulf earning assets in the current year and the organic growth in loans since December 31, 2012. The increase in income due to growth in the Company’s earning asset base was offset by a 40 basis point decline in the yield earned on these assets, primarily the result of a 50 basis point decrease in net loan yield. The net loan yield was negatively impacted by a 394 basis point decrease in the covered loan yield, driven by additional amortization on the loss share receivables. Compared to 2012, the Company’s net interest margin ratio on a tax-equivalent basis decreased to 3.37% from 3.58% due to changes in the volume and mix of the Company’s assets and liabilities, the increased amortization of the loss share receivables, and rate decreases driven by federal funds, Treasury, and other Company borrowing rate decreases during 2012 and 2013. Similar trends in average balances and yields were seen in the Company’s year-to-date net interest income when compared to the same period of 2012.

•	Noninterest income totaled $43.3 million for the third quarter of 2013, a decrease of 7.1% when compared to the same 2012 period. The decrease was primarily driven by a decrease in the valuation of the Company’s mortgage-related derivatives that negatively impacted mortgage income. However, the Company had a $0.9 million increase in broker commissions, as well as an increase of $0.6 million in service charges that partially offset the mortgage income decrease between the two third quarter periods. Between the nine-month periods of 2013 and 2012, noninterest income increased $4.6 million, or 3.7%, and was the result of higher service charges, brokerage commissions, and income earned on the Company’s derivative transactions.

•	Noninterest expense decreased $1.7 million, or 1.5%, when compared to the third quarter of 2012, and was the result of a decrease in merger-related expenses. Results for the third quarter of 2012 included significant expenses incurred as part of the Florida Gulf acquisition. On a year-to-date basis, however, an increase of $51.7 million in total noninterest expense was attributable primarily to higher salary and employee benefit costs of $12.7 million, increased occupancy and equipment and other branch expenses resulting from the Company’s expanded footprint and impairment recorded on the Company’s long-lived assets. These increases were offset by decreases in professional services expense, OREO expenses, and credit-related expenses.

•	During the third quarter and first nine months of 2013, the Company incurred costs associated with previously announced branch closures that affected the Company’s net income and per-share earnings for the three-month and nine-month periods. The Company incurred these costs to improve its long-term operating efficiency, risk-adjusted profitability, and long-term growth prospects. The total cost of these initiatives, $1.2 million and $6.9 million for the three and nine months ended September 30, 2013, respectively, affected total noninterest expense and is discussed in further detail in the “Noninterest expense” section below. On a per-share basis, the branch closure costs, which include fixed asset write-downs, accelerated depreciation, and severance expenses, affected diluted earnings per share for the three-month period ended September 30, 2013 by $0.03. On a year-to-date basis, the branch closure costs reduced diluted earnings per share by $0.15.

•	The Company recorded a provision for loan losses of $2.0 million during the third quarter of 2013, $2.1 million lower than the $4.1 million provision recorded in the third quarter of 2012. On a year-to-date basis, the Company’s provision for loan losses was $15.4 million below the same period of 2012. The provision in 2013 was impacted by loan growth during the period, but was tempered by an overall improvement in the Company’s asset quality, especially in its non-covered, non-acquired portfolio. The improvement in asset quality from December 31, 2012 has offset the need for a higher allowance for loan losses as a result of loan growth in 2013. As of September 30, 2013, the allowance for loan losses as a percent of total loans was 1.64%, compared to 2.96% at December 31, 2012.

•	The Company paid a quarterly cash dividend of $0.34 per common share in the third quarter of 2013, and $1.02 for the year-to-date period. These amounts were consistent with the dividends paid for the same periods in 2012.

The discussion and analysis below contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that, in management’s opinion, distort period-to-period comparisons of the Company’s performance. Since the presentation of these GAAP performance measures and their impact differ between companies, management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are included in the table below.

TABLE 1 - RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended September 30
	2013			2012
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (GAAP)	$30,549	$23,192	$0.78	$29,378	$21,234	$0.73
Merger-related expenses	85	55	0.00	2,985	1,940	0.07
Severance expenses	554	360	0.01	712	463	0.02
Impairment of long-lived assets	977	635	0.02	—	—	—
Provision for FDIC clawback liability	667	434	0.01	—	—	—
Occupancy expenses and branch closure expenses	594	386	0.01	284	185	0.01
Professional expenses and litigation settlement	(630)	(410)	(0.01)	574	373	0.01
(Gain) loss on sale of investments, net	(13)	(8)	(0.00)	(41)	(27)	(0.00)

Operating earnings (non-GAAP)	32,783	24,644	0.83	33,892	24,168	0.83
Covered and acquired (reversal of) provision for loan losses	(854)	(555)	(0.02)	3,827	2,488	0.09
Other (reversal of) provision for loan losses	2,868	1,864	0.07	226	147	0.01

Pre-provision operating earnings (non-GAAP)	$34,797	$25,953	$0.89	$37,945	$26,803	$0.92

(1)	Per share amounts may not appear to foot due to rounding.

	Nine Months Ended September 30
	2013			2012
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (GAAP)	$46,193	$39,499	$1.33	$72,854	$53,187	$1.81
Merger-related expenses	217	141	0.00	3,940	2,561	0.09
Severance expenses	2,321	1,509	0.05	1,769	1,150	0.04
Impairment of long-lived assets	37,408	24,315	0.82	2,743	1,783	0.06
Provision for FDIC clawback liability	797	518	0.02	—	—	—
Debt prepayment	2,307	1,500	0.05	—	—	—
Occupancy expenses and branch closure expenses	1,276	829	0.03	284	185	0.01
Termination of debit card rewards program	450	293	0.01	—	—	—
Professional expenses and litigation settlement	(480)	(312)	(0.01)	2,456	1,596	0.05
(Gain) loss on sale of investments, net	(2,315)	(1,505)	(0.05)	(3,779)	(2,456)	(0.08)

Operating earnings (non-GAAP)	88,174	66,787	2.26	80,268	58,006	1.98
Covered and acquired (reversal of) provision for loan losses	(2,439)	(1,585)	(0.05)	9,287	6,037	0.20
Other (reversal of) provision for loan losses	2,884	1,875	0.06	6,518	4,237	0.14

Pre-provision operating earnings (non-GAAP)	$88,619	$67,077	$2.27	$96,073	$68,280	$2.32

(1)	Per share amounts may not appear to foot due to rounding.

	As of and for the Three Months Ended
	September 30
(Dollars in thousands)	2013	2012
Net interest income (GAAP)	$97,452	$96,726
Add: Effect of tax benefit on interest income	2,321	2,417

Net interest income (TE) (Non-GAAP)	$99,773	$99,143

Noninterest income (GAAP)	$43,263	$46,553
Add: Effect of tax benefit on noninterest income	489	493

Noninterest income (TE) (Non-GAAP)	$43,752	$47,046

Noninterest expense (GAAP)	$108,152	$109,848
Less: Intangible amortization expense	1,179	1,287

Tangible noninterest expense (Non-GAAP)	$106,973	$108,561

Net income (GAAP)	$23,192	$21,234
Add: Effect of intangible amortization, net of tax	766	837

Cash earnings (Non-GAAP)	$23,958	$22,071

Total assets (GAAP)	$13,145,077	$12,534,119
Less: Intangible assets	426,385	424,154

Total intangible assets (Non-GAAP)	$12,718,692	$12,109,965

Average assets (Non-GAAP)	$12,944,435	$12,182,554
Less: Average intangible assets	426,998	409,091

Total average intangible assets (Non-GAAP)	$12,517,437	$11,773,463

Total shareholders’ equity (GAAP)	$1,525,268	$1,515,154
Less: intangible assets	426,385	424,154

Total tangible shareholders’ equity (Non-GAAP)	$1,098,883	$1,091,000

Average shareholders’ equity (Non-GAAP)	$1,514,155	$1,519,338
Less: Average intangible assets	426,998	409,091

Average tangible shareholders’ equity (Non-GAAP)	$1,087,157	$1,110,247

Net income per common share - diluted	$0.78	$0.73
Add: Effect of intangible amortization, net of tax	0.03	0.02

Cash earnings per share - diluted (Non-GAAP)	$0.81	$0.75

Return on average common equity	6.08%	5.56%
Add: Effect of intangibles	2.66	2.35

Return on average tangible common equity (Non-GAAP)	8.74%	7.91%

Efficiency ratio	76.9%	76.7%
Less: Effect of tax benefit related to tax-exempt income	(1.5)	(1.5)

Efficiency ratio (TE) (Non-GAAP)	75.4	75.2
Less: Effect of amortization of intangibles	(0.9)	(0.9)

Tangible efficiency ratio (TE) (Non-GAAP)	74.5%	74.3%

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $11.7 billion during the third quarter of 2013, a $764.4 million, or 7.0%, increase when compared to the same period of 2012. Earning assets also averaged $11.7 billion during the first nine months of 2013, a $1.1 billion, or 9.9%, increase when compared to the first nine months of 2012. The increase from the prior year was primarily the result of earning assets acquired during 2012 and the Company’s growth during the past twelve months. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $544.5 million, or 6.4%, to $9.0 billion at September 30, 2013, compared to $8.5 billion at December 31, 2012. The increase was driven by non-covered loan growth of $830.2 million during the first nine months of 2013, but was offset by a decrease in loans covered by loss share agreements with the FDIC of $285.8 million, or 26.1%. By loan type, the increase was primarily from commercial loan growth of $294.8 million and consumer loan growth of $163.4 million during the first nine months of 2013, 4.8% and 8.8% higher, respectively, than at the end of 2012.

The major categories of loans outstanding at September 30, 2013 and December 31, 2012 are presented in the following tables, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI, Cameron, and Florida Gulf. The carrying amount of the covered loans and loans acquired from OMNI, Cameron, and Florida Gulf consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e., loans performing at the time of acquisition) as detailed in the following table.

TABLE 2 – SUMMARY OF LOANS

	September 30, 2013
(Dollars in thousands)	Commercial		Mortgage		Consumer and Other
	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$23,751	$—	$28,333	$—	$—	$25,195	$—	$1,205	$78,484
Performing (1)	435,755	40,422	125,182	—	—	123,949	701	2,509	728,518

Total covered loans	459,506	40,422	153,515	—	—	149,144	701	3,714	807,002
Non-covered loans
Acquired
Impaired (1)	16,287	45	120	—	31	1,632	—	152	18,267
Performing (1)	352,581	54,372	19,908	—	2,416	57,567	—	11,351	498,195

	368,868	54,417	20,028	—	2,447	59,199	—	11,503	516,462
Legacy loans	2,951,465	2,589,405	382,326	7,586	367,308	1,072,671	59,936	288,876	7,719,573

Total non-covered loans	3,320,333	2,643,822	402,354	7,586	369,755	1,131,870	59,936	300,379	8,236,035

Total	$3,779,839	$2,684,244	$555,869	$7,586	$369,755	$1,281,014	$60,637	$304,093	$9,043,037

	December 31, 2012
	Commercial		Mortgage		Consumer and Other
	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$167,742	$2,757	$20,232	$—	$—	$22,094	$—	$820	$213,645
Performing (1)	473,101	84,294	166,932	—	—	152,118	906	1,760	879,111

Total covered loans	640,843	87,051	187,164	—	—	174,212	906	2,580	1,092,756
Non-covered loans
Acquired
Impaired (1)	55,363	3,470	330	—	68	4,649	—	318	64,198
Performing (1)	390,017	79,763	32,427	—	4,951	71,626	—	15,337	594,121

	445,380	83,233	32,757	—	5,019	76,275	—	15,655	658,319
Legacy loans	2,545,320	2,367,434	251,262	6,021	322,966	1,000,638	51,722	202,142	6,747,505

Total non-covered loans	2,990,700	2,450,667	284,019	6,021	327,985	1,076,913	51,722	217,797	7,405,824

Total	$3,631,543	$2,537,718	$471,183	$6,021	$327,985	$1,251,125	$52,628	$220,377	$8,498,580

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

The Company’s loan to deposit ratio at September 30, 2013 and December 31, 2012 was 82.6% and 79.1%, respectively. The percentage of fixed rate loans to total loans increased slightly from 50.7% at the end of 2012 to 51.5% as of September 30, 2013. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated, followed by a discussion of activity by major loan type.

TABLE 3 - TOTAL LOANS BY LOAN TYPE

(Dollars in thousands)	September 30, 2013		December 31, 2012
Commercial loans:
Real estate	$3,779,839	42%	$3,631,543	43%
Business	2,684,244	30	2,537,718	30

	6,464,083	72	6,169,261	73
Mortgage loans:
Residential 1-4 family	555,869	6	471,183	5
Construction/owner-occupied	7,586	—	6,021	—

	563,455	6	477,204	5
Consumer loans:
Home equity	1,281,014	14	1,251,125	15
Indirect automobile	369,755	4	327,985	4
Other	364,730	4	273,005	3

	2,015,499	22	1,852,115	22

	$9,043,037	100%	$8,498,580	100%

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than consumer and mortgage loans. Total commercial loans increased $294.8 million, or 4.8%, during the first nine months of 2013, with $522.8 million in non-covered loan growth and a decrease in covered commercial loans of $228.0 million, or 31.3%. The Company continued to attract and retain commercial customers in 2013 as commercial loans were 72% of the total loan portfolio at September 30, 2013. Unfunded commitments on commercial loans were $2.4 billion at September 30, 2013, an increase of $641.5 million when compared to the prior year.

The Company’s investment in commercial real estate loans increased by $148.3 million during the first nine months of 2013, as growth was driven by an increase in non-covered commercial real estate loans of $329.6 million, or 11.0%. At September 30, 2013, commercial real estate loans totaled $3.8 billion, or 41.8% of the total loan portfolio, compared to 42.7% at December 31, 2012. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of September 30, 2013, commercial business loans totaled $2.7 billion, or 29.7% of the Company’s total loan portfolio. This represents a $146.5 million, or 5.8%, increase from December 31, 2012, and was the result of the Company’s focused efforts to grow its small business loan portfolio. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

Non-covered commercial loans increased $522.8 million, or 9.6%, during the first nine months of 2013. The Houston, Texas and Baton Rouge, Louisiana markets experienced the largest growth in their commercial loan portfolios, but that growth was partially offset by a decrease in balances in some of the Company’s other markets, the result primarily of payments on existing loans. On a market basis, growth in the non-covered portfolio was driven by the Company’s Houston, Texas market, which grew its commercial loan portfolio $270.2 million, or 31.5%, since the end of 2012. Birmingham, Alabama’s commercial loans grew $21.8 million, or 6.9%, while the Huntsville, Alabama market contributed loan growth of $31.3 million since December 31, 2012. In the Company’s more mature markets, Baton Rouge, Louisiana’s commercial loans grew $53.7 million, or 10.4%, during the first nine months of 2013.

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation which permit their sale in the secondary market. Larger mortgage loans of private banking clients and prospects are generally retained to enhance relationships, and also due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan to value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. Beginning in the third quarter of 2012, the Company began to invest in loans that would be considered subprime (e.g., loans with a FICO score of less than 620) in order to ensure compliance with relevant regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, throughout 2013, albeit up to a limited amount. The total amount of subprime loans purchased or originated in the first nine months of 2013 was $46.8 million, of which $19.0 million is either directly or indirectly guaranteed by a United States Government Agency. At September 30, 2013, the Company had $116.2 million in subprime mortgage loans.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing-released basis and recognize the associated fee income rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $86.3 million, or 18.1% compared to December 31, 2012, and was the result of the subprime loans the Company purchased from the secondary market during the first three quarters of 2013. Offsetting these purchases were decreases in the Company’s covered mortgage loans of $33.6 million and $12.7 million in acquired mortgage loans as existing loans were paid down and most of the new mortgage loan originations were sold.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of such loans in its primary market areas. At September 30, 2013, $2.0 billion, or 22.3%, of the total loan portfolio was comprised of consumer loans, compared to $1.9 billion, or 21.8%, at the end of 2012. Total consumer loans increased $163.4 million from December 31, 2012, with 56.1% of the growth ($91.7 million) from personal loans (including credit card loans), with the remaining growth split between indirect automobile loans ($41.8 million) and home equity loans and lines of credit ($29.9 million).

Consistent with 2012, home equity loans comprised the largest component of the Company’s consumer loan portfolio at September 30, 2013. The balance of home equity loans increased $29.9 million during the first nine months of 2013 to $1.3 billion at September 30, 2013. Non-covered home equity loans increased $55.0 million during the first nine months of 2013 as a result of the Company’s continued focus on expanding its total consumer portfolio through its additional investment in its consumer business, as well as increased activity from its existing clients. The Company’s sales and marketing efforts in 2013 have also contributed to the growth in non-covered home equity loans since December 31, 2012. Unfunded commitments related to home equity loans and lines were $492.9 million at September 30, 2013, an increase of $151.6 million versus the prior year. The Company has approximately $420.5 million of loans with junior liens where the Company does not hold or service the respective loan holding senior lien. The Company believes it has addressed the risks associated with these loans in its allowance for credit losses.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in indirect automobile loans associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities we serve and through long-term relationships with the Company. Indirect automobile loans increased 12.7% during the first three quarters of 2013, from $328.0 million at December 31, 2012 to $369.8 million, or 4.1% of the total loan portfolio, as the Company retained its focus on prime or low risk paper. The organic growth in the Company’s indirect automobile portfolio can be attributed to a couple of primary factors. In 2012, the Company began to sign new dealers after limiting new business during the previous years due to a weakened economy. In addition, the Company has adjusted its interest rates on these loans to be more aligned with its competitors, which has provided the Company an opportunity to recapture some market share.

The Company’s credit card loans totaled $60.6 million at September 30, 2013, a 15.2% increase from December 31, 2012. The increase in credit card loans was the result of an increase in usage by customers at the end of the third quarter. Quarter-to-date average credit card balances have increased from $50.1 million in the fourth quarter of 2012 to $56.6 million in the third quarter of 2013.

The remainder of the consumer loan portfolio at September 30, 2013 consisted of direct automobile loans and other personal loans, and comprised 4.0% of the overall loan portfolio. At the end of the third quarter, the Company’s direct automobile loans totaled $87.3 million, a $27.1 million increase over December 31, 2012, and the Company’s other personal consumer loans were $213.0 million, a 33.0% increase from December 31, 2012, primarily a result of installment loans and personal lines of credit.

Mortgage Loans Held for Sale

Loans held for sale decreased $159.2 million, or 59.5%, to $108.3 million at September 30, 2013 compared to $267.5 million at December 31, 2012. The decrease in the balance during 2013 was a result of an increase in sales activity during the first nine months and a seasonal slowdown of origination and refinance activities. During the first nine months of 2013, the Company has originated $1.7 billion in mortgage loans, offset by sales of $1.9 billion.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At September 30, 2013, the Company had $5.4 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $2.6 million for potential repurchases at September 30, 2013; however, an insignificant number of loans have been returned to the Company.

Asset Quality

The Company’s loan portfolio has gradually transitioned from that of a thrift to resemble portfolios held by commercial banks. This transition brings the potential for increased risks in the form of potentially higher levels of charge-offs and nonperforming assets, and increased rewards in the form of potentially increased levels of shareholder returns. As the risks within the loan portfolio have evolved, management has responded by tightening underwriting guidelines and procedures, implementing more conservative loan charge-off and nonaccrual guidelines, revising loan policies and developing an internal loan review function. As a result of management’s enhancements to underwriting loan risk/return dynamics, the credit quality of the loan portfolio has remained favorable when compared to peers. Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Overall asset quality improved during the first nine months of 2013, primarily as a result of decreases in the number and amount of past due loans and nonperforming assets. Consistent with prior years, the assets and liabilities purchased and assumed through the Company’s four failed bank acquisitions continue to have a disproportionate impact on overall asset quality. The Company continues to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Loan payment performance is monitored and late charges are assessed on past due accounts. A centralized department administers delinquent loans. Every effort is made to minimize any potential loss, including instituting legal proceedings as necessary. Commercial loans are periodically reviewed through a loan review process to provide an independent assessment of a loan’s risks. All other loans are also subject to loan reviews through a periodic sampling process. The Company exercises significant judgment in determining the risk classification of its commercial loans.

The Company utilizes an asset risk classification system in accordance with guidelines established by the FRB as part of its efforts to monitor commercial asset quality. In connection with their examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Board Risk Committee of the Board of Directors at least monthly. Loans are placed on nonaccrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on nonaccrual status, the accrual of interest income ceases and accrued but unpaid interest attributable to the current year is reversed against interest income. Accrued interest receivable attributable to the prior year is recorded as a charge-off to the allowance for credit losses.

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

Nonperforming assets excluding acquired loans increased $0.2 million, or 0.3%, compared to December 31, 2012. The increase resulted from a $4.2 million increase in OREO, but was offset by a $4.0 million decrease in nonaccrual loans. Including TDRs that are in compliance with their modified terms, total nonperforming assets and TDRs decreased $0.7 million over the past nine months.

The following table sets forth the composition of the Company’s non-covered nonperforming assets, including accruing loans past due 90 or more days and TDRs.

TABLE 4 - NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (EXCLUDING ACQUIRED LOANS)

(Dollars in thousands)	September 30, 2013	December 31, 2012	Increase (Decrease)
Nonaccrual loans:
Commercial and business banking	$26,509	$32,312	$(5,803)	(18.0)%
Mortgage	8,501	8,367	134	1.6
Consumer and credit card	8,828	7,237	1,591	22.0

Total nonaccrual loans	43,838	47,916	(4,078)	(8.5)
Accruing loans 90 days or more past due	1,418	1,371	47	3.4

Total nonperforming loans (1)	45,256	49,287	(4,031)	(8.2)
OREO and foreclosed property (2)	30,607	26,380	4,227	16.0

Total nonperforming assets (1)	75,863	75,667	196	0.3
Troubled debt restructuring in compliance with modified terms	1,467	2,354	(887)	(37.7)

Total nonperforming assets and troubled debt restructurings (1)	$77,330	$78,021	$(691)	(0.9)%

Nonperforming loans to total loans (1) (4)	0.59%	0.73%
Nonperforming assets to total assets (1) (4)	0.66%	0.69%
Nonperforming assets and troubled debt restructurings to total assets (1) (4)	0.67%	0.71%
Allowance for credit losses to nonperforming loans (4) (5)	168.21%	150.57%
Allowance for credit losses to total loans (4) (5)	0.99%	1.09%

(1)	Nonperforming loans and assets include accruing loans 90 days or more past due.
(2)	OREO and foreclosed property at September 30, 2013 and December 31, 2012 include $10,518,000 and $9,199,000, respectively, of former bank properties held for development or resale.
(3)	Troubled debt restructurings in compliance with modified terms for September 30, 2013 and December 31, 2012 do not include $18,474,000 and $15,356,000 in troubled debt restructurings included in total nonaccrual loans above.
(4)	Total loans, total nonperforming loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Nonperforming loans were 0.59% of total legacy loans at September 30, 2013, 14 basis points lower than at December 31, 2012. If covered loans and acquired loans accounted for in pools that meet nonperforming criteria are included, nonperforming loans were 3.81% of total loans at September 30, 2013 and 6.42% at December 31, 2012. The allowance for credit losses as a percentage of nonperforming loans was 168.2% at September 30, 2013 and 150.6% at December 31, 2012. Including covered loans and pooled loans, the allowance coverage of total loans was 1.77% at September 30, 2013 and 2.96% at December 31, 2012.

Nonperforming asset balances as a percentage of total assets have remained at relatively low levels. Total nonperforming assets were 0.66% of non-covered, non-acquired assets at September 30, 2013, three basis points below December 31, 2012. Consistent with the overall improvement in asset quality, the Company’s reserve for credit losses as a percentage of loans, excluding reserves for acquired loans, decreased 10 basis points from year-end to 0.99% at September 30, 2013.

Loans defined as TDRs not included in nonperforming assets decreased to $1.5 million at the end of the third quarter of 2013. Total TDRs not covered by loss share agreements totaled $19.9 million at September 30, 2013, $2.2 million, or 12.6%, higher than December 31, 2012. One shared national credit totaling $11.2 million was added to TDRs during 2013, but this addition was offset by loan payments and charge-offs during the first nine months of the current year.

The Company had gross charge-offs on non-acquired loans of $7.5 million during the nine months ended September 30, 2013. Offsetting these charge-offs were recoveries of $4.4 million. As a result, net charge-offs on non-covered loans during the first nine months of 2013 were $3.1 million, or 0.05% of average loans, as compared to net charge-offs of $4.5 million, or 0.09%, for the same period of 2012.

At September 30, 2013, excluding loans covered by the FDIC loss share agreements (see “Covered Loans” below), the Company had $161.0 million of assets classified as substandard, $1.4 million of assets classified as doubtful, and no assets classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified assets was 1.24% of total assets, 1.80% of total loans, and 1.97% of non-covered loans. At December 31, 2012, classified assets totaled $231.6 million, or 1.98% of total assets, 2.72% of total loans, and 3.13% of non-covered loans. The decrease in classified assets is consistent with the overall improvement in asset quality since December 31, 2012. As with non-classified assets, a reserve for credit losses has been recorded for all substandard loans at September 30, 2013 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $81.2 million of loans classified as special mention at September 30, 2013, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosure of these loans as nonperforming. Special mention loans decreased $40.9 million, or 33.5%, from December 31, 2012, which is consistent with the general improvement in the Company’s asset quality.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At September 30, 2013, total past due loans excluding covered loans were 1.30% of total loans, a decrease of 41 basis points from December 31, 2012. Including covered loans, loans past due 30 days or more were 4.10% of total loans before discount adjustments at September 30, 2013 and 6.76% at December 31, 2012. Past due non-covered loans (including nonaccrual loans) decreased $19.7 million, or 15.4%, from December 31, 2012, and can be attributed to improvements in loans past due less than 60 days. Additional information on non-covered past due loans is presented in the following table.

TABLE 5 - PAST DUE NON-COVERED LOAN SEGREGATION

	September 30, 2013
	Non-acquired		Acquired		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$8,526	0.11%	$4,596	0.78%	$13,122	0.16%
60-89 days past due	3,881	0.05	1,172	0.20	5,053	0.06
90-119 days past due	499	0.01	2,033	0.35	2,532	0.03
120 days past due or more	918	0.01	203	0.03	1,121	0.01

	13,824	0.18	8,004	1.37	21,828	0.26
Nonaccrual loans (1)	43,838	0.57	42,542	7.26	86,380	1.04

	$57,662	0.75%	$50,546	8.63%	$108,208	1.30%

	December 31, 2012
	Non-acquired		Acquired		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$10,345	0.15%	$10,502	1.42%	$20,847	0.28%
60-89 days past due	2,447	0.04	2,499	0.34	4,946	0.07
90-119 days past due	489	0.01	82	0.01	571	0.01
120 days past due or more	883	0.01	323	0.04	1,206	0.02

	14,164	0.21	13,406	1.81	27,570	0.37
Nonaccrual loans (1)	47,916	0.71	52,376	7.06	100,292	1.34

	$62,080	0.92%	$65,782	8.87%	$127,862	1.71%

(1)	For acquired loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

The $19.7 million decrease in non-covered past due loans was the result of a $5.8 million decrease in accruing loans past due and a $13.9 million decrease in nonaccrual loans. Commercial nonaccrual loans decreased $15.8 million, or 20.0%, and mortgage nonaccrual loans decreased $0.4 million, while consumer nonaccrual loans increased $2.3 million, or 19.0%, since December 31, 2012. The increase in consumer nonaccrual loans was a result of the placement of past due consumer loans on nonaccrual status during 2013 in response to their continued past due status. The movement of these loans to nonaccrual status in the current year helped to drive the decrease in accruing consumer loans past due to $8.2 million at September 30, 2013, from $9.2 million at December 31, 2012, a 10.7% decrease.

In the non-covered commercial loan portfolio, total accruing loans past due decreased $6.2 million, or 39.5%, from December 31, 2012. Total non-covered mortgage loans past due increased $1.5 million during the first nine months of 2013, with 69.0% due less than 90 days and 12.7% past due less than 60 days. At December 31, 2012, those percentages were 69.4% and 25.3%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues.

Covered Loans

The loans and foreclosed real estate that were acquired in the CSB, Orion, Century, and Sterling acquisitions in 2009 and 2010 are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. As a result of the loss protection provided by the FDIC, the risk of loss on the acquired loans and foreclosed real estate can be significantly different from those assets not covered under the loss share agreements.

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

TABLE 6 – PAST DUE COVERED LOAN SEGREGATION

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$6,047	0.64%	$14,799	1.16%
60-89 days past due	2,223	0.24	7,303	0.57
90-119 days past due	7,191	0.76	2,376	0.18
120 days past due or more	—	—	252	0.02

Total accruing loans	15,461	1.64	24,730	1.93
Nonaccrual loans (1)	255,311	27.05	440,575	34.40

Total past due loans	$270,772	28.69%	$465,305	36.33%

(1)	For covered loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

Total covered loans past due at September 30, 2013 totaled $270.8 million before discounts, a decrease of $194.5 million, or 41.8%, from December 31, 2012. The decrease is consistent with not only the overall decrease in the covered loan portfolio, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due loans at the end of the third quarter of 2013 included $255.3 million in loans that would otherwise meet the Company’s definition of nonaccrual loans and $15.5 million in accruing loans past due greater than 30 days. Of the $15.5 million in accruing loans past due, $8.3 million, or 53.5%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $194.5 million decrease in covered loans past due, loans past due 30 to 89 days decreased $13.8 million, or 62.6%, while nonperforming loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of nonaccrual loans) decreased $180.7 million, or 40.8%. These decreases were primarily a result of loan payments during the current year.

Of the $894.1 million in covered assets at September 30, 2013, $80.7 million will lose loss share coverage within the next 12 months. The following table provides additional information on the covered assets losing loss share coverage within the next 12 months. When the coverage period ends, these assets will be included in asset quality information presented in Table 5 above as part of the non-covered acquired loans.

TABLE 7 – COVERED ASSETS BY LOSS SHARE COVERAGE PERIOD

	Covered Assets
	Continued Loss Share Coverage beyond next 12 months	Losing Loss Share Coverage within next 12 months
(Dollars in thousands)
Loans, net	$731,225	$75,777
Other Real Estate Owned	82,137	4,962
Allowance for Loan Losses	(65,596)	(13,455)

Nonaccrual loans	$225,252	$30,059
Foreclosed assets	1,483	—
Other real estate owned	80,654	4,962
Accruing Loans More Than 90 Days Past Due	7,191	—

Nonperforming Assets	314,580	35,021

Total Past Due Loans	$221,925	$48,847
Nonperforming Assets/Assets	28.94%	43.38%
NPAs/(Loans + OREO)	38.68%	43.38%
(Past Dues & Nonaccruals)/Loans	30.35%	64.46%

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

Change in Methodology

During the three months ended June 30, 2013, the Company modified its methodology for estimating its allowance for credit losses on its non-covered, non-acquired loan portfolio to incorporate practices, processes, and methodologies consistent with the guidance provided in the FRB’s inter-agency policy statement 2006 SR 06-17. The methodology was modified to segregate the reserve for unfunded lending commitments (“RULC”), previously included in the Company’s allowance for credit losses, into a separate liability on the Company’s consolidated balance sheet, and to enhance the previous methodology around loss migration.

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

As a result of the change in methodology, at September 30, 2013, the Company’s allowance for loan losses was $9.8 million lower than it would have been under the previous methodology. However, offsetting the decrease was a $12.0 million increase in the Company’s RULC, included in other liabilities in its unaudited consolidated balance sheet. The Company’s allowance for credit losses, therefore, was $2.1 million higher than what it would have been under the previous methodology at September 30, 2013.

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

At September 30, 2013, the Company had an allowance for credit losses of $79.1 million to reserve for probable losses currently in the covered loan portfolio and $5.3 million to reserve for probable losses currently in the acquired loan portfolio that have arisen after the losses estimated at the respective acquisition dates. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at September 30, 2013 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.

TABLE 8 - SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	For the Nine Months Ended September 30
(Dollars in thousands)	2013	2012
Balance at beginning of period	$251,603	$193,761
Transfer of balance to OREO	(30,315)	(24,177)
Transfer of balance to the reserve for unfunded commitments	(9,828)	—
Provision charged to operations	445	15,805
(Reversal of) Provision recorded through the FDIC loss share receivable	(58,565)	33,786
Charge-offs:
Commercial and business banking	4,180	15,108
Mortgage	481	890
Consumer	4,487	4,282

	9,148	20,280
Recoveries:
Commercial and business banking	1,852	897
Mortgage	698	28
Consumer	1,803	1,567

	4,353	2,492

Net charge-offs	4,795	17,788

Allowance for loan losses	148,545	201,387

Transfer of balance from the allowance for loan losses	9,828	—
Provision for unfunded lending commitments	2,131	—

Balance at end of period	$160,504	$201,387

Allowance for loan losses to nonperforming assets (1) (2)	122.9%	124.5%
Allowance for loan losses to total loans at end of period (2)	0.84	1.16
Net charge-offs to average loans (3)	0.05	0.09

(1)	Nonperforming assets include accruing loans 90 days or more past due.
(2)	The allowance for loan losses in the calculation does not include either the allowance attributable to covered assets or covered loans.
(3)	Net charge-offs exclude charge-offs and recoveries on covered loans and average loans exclude covered loans.

TABLE 9 - SUMMARY OF ACTIVITY BY LOAN TYPE

	September 30, 2013				September 30, 2012
		Non-covered loans				Non-covered loans
(Dollars in thousands)	Covered Loans	Legacy Loans	Acquired Loans	Total	Covered Loans	Legacy Loans	Acquired Loans	Total
Allowance for loan losses
Balance at beginning of period	$168,576	$74,211	$8,816	$251,603	$118,900	$74,861	$—	$193,761
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	(58,540)	2,884	(2,464)	(58,120)	37,268	6,518	5,805	49,591
Benefit attributable to FDIC loss share agreements	58,565	—	—	58,565	(33,786)	—	—	(33,786)

Net (reversal of) provision for loan losses	25	2,884	(2,464)	445	3,482	6,518	5,805	15,805
Decrease in FDIC loss share receivable	(58,565)	—	—	(58,565)	33,786	—	—	33,786
Transfer of balance to OREO	(29,302)	—	(1,013)	(30,315)	(23,769)	—	(408)	(24,177)
Transfer of balance to the RUFC	—	(9,828)	—	(9,828)	—	—	—	—
Loan charge-offs	(1,683)	(7,455)	(10)	(9,148)	(13,283)	(6,818)	(179)	(20,280)
Recoveries	—	4,353	—	4,353	19	2,455	18	2,492

Balance at end of period	79,051	64,165	5,329	148,545	119,135	77,016	5,236	201,387
Reserve for unfunded lending commitments
Transfer of balance from the allowance for loan losses	—	9,828	—	9,828	—	—	—	—
Provision for unfunded lending commitments	—	2,131	—	2,131	—	—	—	—

Balance at end of period	—	11,959	—	11,959	—	—	—	—

Allowance for credit losses	$79,051	$76,124	$5,329	$160,504	$119,135	$77,016	$5,236	$201,387

The allowance for credit losses was $160.5 million at September 30, 2013, or 1.77% of total loans, $91.1 million lower than at December 31, 2012. The allowance as a percentage of loans was 119 basis points below the 2.96% at December 31, 2012.

The decrease in the allowance was primarily related to a decrease in reserves on the covered and non-acquired loan portfolios. The allowance for credit losses on the covered portion of the loan portfolio decreased $89.5 million primarily due to a change in expected cash flows on certain of the acquired loan pools during the first nine months of 2013. The reserve was adjusted during 2013 to cover the expected losses in these pools. On a gross basis, the Company was able to reverse $58.6 million to account for these estimated cash flow changes. The reserve was also reduced by $29.3 million when loan collateral was moved to OREO during 2013.

For the non-covered portfolio, the allowance on the legacy portfolio declined $10.0 million, or 13.5%, since December 31, 2012, as $9.8 million was transferred to the reserve for unfunded lending commitments. Legacy asset quality improved over the prior year as evidenced by continued lower levels of net charge-offs and past due loans, which offset the additional allowance needed to reserve for legacy loan growth over the past nine months. The non-covered allowance for credit losses, however, includes a reserve of $5.3 million for losses probable in those portfolios at September 30, 2013 above estimated expected credit losses at acquisition.

At September 30, 2013, excluding the acquired loan portfolios, the allowance for loan losses covered nonperforming loans 1.4 times. On that same basis, the allowance for credit losses on non-covered loans covers total past due loans 1.5 times at December 31, 2012. Including acquired non-covered loans, the allowance for loan losses covered 64.2% of total past due and nonaccrual loans at September 30, 2013, an increase compared to the December 31, 2012 coverage of 64.9%.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a $1.0 billion receivable from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable decreased $218.2 million, or 51.6%, during the first nine months of 2013 as the Company recorded a valuation allowance of $31.8 million, reduced the balance $58.6 million to offset the allowance for credit loss adjustment recorded, and claimed reimbursements from the FDIC totaling $44.9 million resulting from loan charge-offs, OREO sales, and OREO write-downs, included in other assets discussed below. The loss share receivable also decreased $68.7 million as a result of amortization during the current period. See Note 8 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

TABLE 10 - FDIC LOSS SHARE RECEIVABLE ACTIVITY

	For the Nine Months Ended September 30
(Dollars in thousands)	2013	2012
Balance at beginning of period	$423,069	$591,844
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(58,565)	33,786
Amortization	(68,707)	(89,899)
Submission of reimbursable losses to the FDIC	(44,910)	(97,511)
Impairment	(31,813)	—
Changes due to a change in cash flow assumptions on OREO and other	(14,189)	(7,053)

Balance at end of period	$204,885	$431,167

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

Of the FDIC loss share receivables balance of $204.9 million, approximately $65.2 million is expected to be collected from the FDIC, $125.2 million, which represents improvements in cash flows expected to be collected from customers, is expected to be amortized over time, and $14.5 million is expected to be collected in conjunction with OREO transactions.

The Company may owe consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions in three of these agreements. The clawback provisions generally stipulate that in the event of not meeting certain thresholds of loss, the Company is required to pay the FDIC a percentage as defined in the respective agreements. Cumulative losses to date under two of these agreements have exceeded the calculated loss amounts, which would result in clawback if not incurred. However, the sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement. For the third agreement, the Company has recorded a $0.8 million liability at September 30, 2013 to reserve for the amount of consideration due to the FDIC based on cumulative losses to date. However, the future performance of the remaining covered assets (namely improvements in the forms of recoveries and/or reduced losses) for each of the three agreements beyond each agreement’s respective collection period could require the Company to be subject to the clawback provisions for that agreement.

Refer to the “Other Assets” discussion below for additional amounts due from the FDIC related to loss share agreements.

Investment Securities

Investment securities increased by $170.0 million, or 8.7%, to $2.1 billion at September 30, 2013. The increase from December 31, 2012 was due to the use of available funds in the first nine months of 2013 to purchase available for sale investments in an effort to improve the yield on total earning assets. These additional investments were offset partially by the sales and maturities of investment securities during the first nine months of 2013. As a result of these purchases, investment securities increased to 16.1% of total assets at September 30, 2013, from 14.9% at December 31, 2012. Investment securities were 17.9% of average earnings assets in the current quarter and 18.0% in the third quarter of 2012. By intent, available for sale securities increased $219.4 million, or 12.6%, and held to maturity investments decreased $49.4 million, or 24.1%. The following table shows the carrying values of securities by category for the periods indicated.

TABLE 11 - CARRYING VALUE OF SECURITIES

(Dollars in thousands)	September 30, 2013		December 31, 2012
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$401,800	19%	$285,724	15%
Obligations of state and political subdivisions	112,241	5	127,075	7
Mortgage-backed securities	1,448,866	68	1,330,656	68
Other securities	1,482	—	1,549	—

	1,964,389	92	1,745,004	90
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	34,471	2	69,949	4
Obligations of state and political subdivisions	84,471	4	88,909	4
Mortgage-backed securities	36,736	2	46,204	2

	155,678	8	205,062	10

	$2,120,067	100%	$1,950,066	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At September 30, 2013, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2013. There were no transfers of securities between investment categories during the current period.

TABLE 12 - INVESTMENT PORTFOLIO ACTIVITY

(Dollars in thousands)	Available for Sale	Held to Maturity
Balance at beginning of period	$1,745,004	$205,062
Purchases	935,341	5,901
Sales, net of gains	(42,412)	—
Principal maturities, prepayments and calls, net of gains	(618,059)	(54,316)
Amortization of premiums and accretion of discounts	(14,457)	(969)
Change in market value	(41,028)	—

Balance at end of period	$1,964,389	$155,678

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis, the Company recorded an other-than-temporary impairment charge of $0.5 million during 2011 on one unrated municipal revenue bond. During that year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The total impairment recorded was 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but noted no further deterioration in the operating environment of the bond issuer. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at September 30, 2013 and December 31, 2012.

Note 5 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta, the total balance of which earns interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions of $292.7 million at September 30, 2013 decreased $430.1 million, or 59.5%, from $722.8 million at December 31, 2012. The primary cause of the decrease was the Company’s use of available cash to purchase higher-yielding investment securities, fund loan growth, and pay down its long-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances for the periods indicated.

TABLE 13 - OTHER ASSETS COMPOSITION

(Dollars in thousands)	September 30, 2013	December 31, 2012	Increase (Decrease)
Other Earning Assets
FHLB and FRB stock	$42,163	$46,216	$(4,053)	(8.8)%
Fed funds sold and financing transactions	—	4,875	(4,875)	(100.0)
Other interest-earning assets (1)	3,412	3,412	—	—

Total other earning assets	45,575	54,503	(8,928)	(16.4)
Non-Earning Assets
Premises and equipment	289,157	303,523	(14,366)	(4.7)
Bank-owned life insurance	103,303	100,556	2,747	2.7
Goodwill	401,872	401,872	—	—
Core deposit intangibles	15,747	19,122	(3,375)	(17.6)
Title plant and other intangible assets	7,492	7,660	(168)	(2.2)
Accrued interest receivable	31,296	32,183	(887)	(2.8)
Other real estate owned	128,987	121,536	7,451	6.1
Derivative market value	32,469	42,119	(9,650)	(22.9)
Receivable due from the FDIC	2,294	3,259	(965)	(29.6)
Investment in new market tax credit entities	133,917	137,508	(3,591)	(2.6)
Other	71,791	47,273	24,518	51.9

Total non-earning assets	1,218,325	1,216,611	1,714	0.1

Total other assets	$1,263,900	$1,271,114	$(7,214)	(0.6)%

(1)	Other interest-earning assets are composed primarily of trust preferred common securities.

The $4.1 million decrease in FHLB and FRB stock was the result of $4.1 million in net stock repurchases during the first nine months of 2013. The repurchases are mandatory for eligible stock based on FHLB regulations.

Fed funds sold and financing transactions represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. The Company had $4.9 million in financing transactions outstanding at the end of 2012, whereas there were no fed funds sold or financing transactions at September 30, 2013. There was no change to the balance of other interest-earning assets from 2012.

Premises and equipment decreased $14.4 million as a result of the movement of closed branches during the third quarter of 2013 to OREO, as well as current year depreciation taken on the assets in service.

Bank-owned life insurance increased $2.7 million as a result of the income earned on policies during the first nine months of 2013.

Core deposit intangibles decreased $3.4 million due to amortization expense during the current period.

Other real estate includes all real estate, other than bank premises used in bank operations, which is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $7.5 million increase in OREO from December 31, 2012 was a result of the additional covered OREO properties at September 30, 2013. Covered OREO properties were $87.1 million and $77.2 million at September 30, 2013 and December 31, 2012, respectively, which represented an increase of $9.9 million, or 12.8%, during the current period. The increase was a result of the movement of foreclosed covered assets to OREO. Non-covered OREO decreased $2.4 million, or 5.4%, and was primarily a result of the sale of OREO properties during the first nine months of 2013. Excluding former bank properties included in OREO resulting from branch closures and property held for development, non-covered OREO decreased $3.7 million, or 10.6%.

The decrease in the market value of the Company’s derivatives was primarily the result of the change in value of existing derivatives from December 31, 2012, and not a result of a decrease in derivative activity. The value of the derivatives at September 30, 2013 was affected by a decline in interest rates at the end of the third quarter.

The balance due to the Company from the FDIC from claims associated with the loss share agreements decreased $1.0 million in 2013 compared to 2012. The amount due from the FDIC at September 30, 2013 was a result of the timing of repayment from the FDIC of losses submitted and timing of losses incurred. The Company’s submission of losses has remained steady as the Company continues to manage the covered assets to ultimate disposition in a manner that is least loss to the FDIC. The balance due from the FDIC includes the reimbursable portion of incurred losses, net of recoveries (as those terms are defined in the respective loss share agreements) and reimbursable expenses, which were approximately $1.7 million and $3.3 million at September 30, 2013 and December 31, 2012, respectively.

Investments in new market tax credits decreased $3.6 million as a result of the amortization of the tax credits as they are recognized in the Company’s income tax provision calculation. Amortization of the Company’s tax credits offset the additional investment of $1.7 million in tax credit entities thus far in 2013.

The $24.5 million increase in other assets since December 31, 2012 was primarily the result of $17.4 million in temporary cash clearing items from wire transactions at September 30, 2013. These items were temporarily included in other assets until clearance with correspondent banks. In addition, the Company’s current income tax receivable increased $6.2 million as a result of additional estimated income tax payments recorded during the current nine-month period. Also affecting other assets was a $9.4 million increase in the deferred tax asset to account for future tax deductions on current period expenses and a $2.1 million increase in deferred compensation assets held that are related to current year employee compensation deferrals. Offsetting these increases were decreases in prepaid assets and other current receivables since December 31, 2012.

There was no significant change in the Company’s title plant balance since December 31, 2012.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Borrowings have become an important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings, subordinated debt and shareholders’ equity. Refer to the “Liquidity” section below for further discussion of the Company’s sources and uses of funding sources. The following discussion highlights the major changes in the mix of deposits and other funding sources during the nine-month period ended September 30, 2013.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first nine months of 2013, total deposits increased $202.5 million, or 1.9%, totaling $11.0 billion at September 30, 2013, as total noninterest-bearing deposits increased $561.6 million and interest-bearing deposits decreased $359.1 million, or 4.1%, from December 31, 2012. Increases in the Company’s core deposit products were offset by a continued decline in total time deposits, as higher-priced certificates of deposit (“CDs”) matured and were not renewed due to continued rate reductions.

The following table sets forth the composition of the Company’s deposits for the periods indicated.

TABLE 14 - DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	September 30, 2013		December 31, 2012		Increase (Decrease)
Noninterest-bearing deposits	$2,529,296	23%	$1,967,662	18%	$561,634	28.5%
NOW accounts	2,136,624	20%	2,523,252	24%	(386,628)	(15.3)%
Money market accounts	4,036,598	37%	3,738,480	35%	298,118	8.0%
Savings accounts	384,178	3%	364,703	3%	19,475	5.3%
Certificates of deposit	1,864,068	17%	2,154,180	20%	(290,112)	(13.5)%

	$10,950,764	100%	$10,748,277	100%	$202,487	1.9%

From a product perspective, interest-bearing deposits decreased $359.1 million, or 4.1%. Time deposit decreases of $290.1 million represented 80.8% of the total interest-bearing deposit decrease from December 31, 2012. Certificates of deposit in denominations of $100,000 and over decreased $142.2 million, or 12.4%, to $1.0 billion at September 30, 2013. The decrease was seen in many of the

Company’s markets, including the New Orleans and Lafayette, Louisiana markets, as well as multiple Florida markets, where higher-priced certificates of deposit matured and were either not renewed or renewed at lower interest rates. Despite the decrease in time deposits, during the third quarter, 87% of maturing time deposits were renewed with an average 34 basis point rate reduction.

The increase in noninterest-bearing deposits continues to provide the Company with a good source of available funds for continued asset growth. Noninterest-bearing deposits as a percentage of total deposits have steadily risen over the past 21 months, from 16.0% at December 31, 2011 to 23.1% at September 30, 2013. During 2013, the Company transitioned approximately $246 million in deposits from interest-bearing NOW accounts earning less than three basis points into noninterest-bearing transaction accounts, accounting for approximately 44% of the total noninterest-bearing deposit growth.

From a market perspective, total deposit growth was seen primarily in the Houston, Texas, Baton Rouge, Louisiana, and Birmingham, Alabama markets. Houston’s customer deposits increased $442.4 million, or 82.2% during the first nine months of 2013. Total deposits in Baton Rouge region of Louisiana increased $28.3 million, or 5.1% since the end of 2012, while the Birmingham market had total customer deposit growth of $48.8 million, or 13.2%. Total deposit growth was offset by time deposit runoff in multiple Louisiana markets, including New Orleans and Lafayette, as well as various Alabama and Florida markets, most notably Mobile, Alabama and Sarasota, Florida.

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

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.80%. The following table details the average and ending balances of repurchase transactions as of and for the quarters ending September 30:

TABLE 15 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2013	2012
Average balance	$288,029	$245,486
Ending balance	258,850	241,501

Since December 31, 2012, total short-term borrowings decreased $44.2 million, or 14.6%, to $258.9 million at September 30, 2013. The decrease was the result of a decrease in securities sold under agreements to repurchase. On an average basis, short-term borrowings decreased 21.2% from the third quarter of 2012 and increased 1.4% on a year-to-date basis. The decrease in the average outstanding balance was largely due to management’s decision to use available cash to reduce higher-cost funding sources during the current year.

Total short-term borrowings were 2.2% of total liabilities and 47.9% of total borrowings at September 30, 2013 compared to 2.6% and 41.7%, respectively, at December 31, 2012. On an average basis, short-term borrowings were 2.5% of total liabilities and 50.6% of total borrowings in the current quarter, compared to 3.4% and 45.6%, respectively, during the third quarter of 2012.

The weighted average rate paid on short-term borrowings was 0.14% during the third quarter of 2013, down seven basis points compared to 0.21% for the third quarter of 2012. For the nine-month periods ended September 30, 2013 and 2012, the weighted average rate paid on short-term borrowings was 0.16% and 0.23%, respectively.

Long-term Debt

The Company’s long-term borrowings decreased $142.3 million, or 33.6%, to $281.1 million at September 30, 2013, compared to $423.4 million at December 31, 2012. The decrease in borrowings from December 31, 2012 was a result of the scheduled repayment of a portion of the Company’s long-term FHLB advances during the first nine months, as well as the redemption of $90.0 million in advances acquired in previous acquisitions. The early redemption resulted in additional expense of $2.3 million in the current year based on the prepayment penalty on the advances. As a result of the redemptions and repayment, the Company expects to reduce future interest expense by $1.3 million in total over the next three quarters. The Company’s efforts to reduce the balance of these higher-priced long-term borrowings has lead to a reduction in interest expense on the debt of $1.0 million for the third quarter and $1.8 million for the nine months of 2013 when compared to the same periods of 2012, despite the average rate paid on the debt rising 27 and 26 basis points, respectively.

On average, long-term debt decreased to $282.3 million for the third quarter of 2013 and $328.9 million for the nine-month period of 2013, 35.7% and 24.1% lower, respectively, than the corresponding 2012 periods. Average long-term debt was 2.5% of total liabilities for the three months ended September 30, 2013, lower than the average during the third quarter of 2012 of 4.1%. For the nine-month period, average long term debt decreased to 2.9% of total liabilities from 4.2% in 2012. On a period-end basis, long-term debt was 2.4% of total liabilities at September 30, 2013, also a decrease from 3.6% at December 31, 2012.

Long-term borrowings at September 30, 2013 included $93.3 million in fixed-rate advances from the FHLB of Dallas and Atlanta which cannot be paid off without incurring substantial prepayment penalties. The remaining debt consisted of $111.9 million of junior subordinated deferrable interest debentures of the Company and $75.9 million in notes payable on investments in new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2013, shareholders’ equity totaled $1.5 billion, a decrease of $4.6 million, or 0.3%, compared to December 31, 2012. The following table details the changes in shareholders’ equity during the nine months ended September 30, 2013.

TABLE 16 - CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)
Balance, beginning of period	$1,529,868
Net income	39,499
Other comprehensive loss	(25,794)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	4,003
Cash dividends declared	(30,307)
Share-based compensation cost	7,999

Balance, end of period	$1,525,268

During the nine-month period ended September 30, 2013, shareholder’s equity decreased primarily as a result of a $25.8 million change in the unrealized gain on the available for sale investment portfolio resulting from interest rate changes toward the end of the period. Net income of $39.5 million for the first nine months of 2013 was offset by dividend payments to common shareholders of $30.3 million in the first nine months of 2013, or $1.02 per common share.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The FRB imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At September 30, 2013, the Company exceeded all regulatory capital ratios.

At the end of the third quarter, the Company’s regulatory capital ratios and those of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.

TABLE 17 - REGULATORY CAPITAL RATIOS

(Dollars in thousands)		Well-Capitalized	September 30, 2013		December 31, 2012
Ratio	Entity	Minimums	Actual	Excess Capital (1)	Actual	Excess Capital (1)
Tier 1 Leverage	Consolidated	5.00%	9.65%	$583,267	9.70%	$574,140
	IBERIABANK	5.00	8.35	418,209	8.57	433,657
Tier 1 risk-based capital	Consolidated	6.00	12.02	606,120	12.92	634,956
	IBERIABANK	6.00	10.39	440,602	11.41	493,695
Total risk-based capital	Consolidated	10.00	13.28	329,851	14.19	384,518
	IBERIABANK	10.00	11.65	165,200	12.68	244,337

(1)	Excess capital is defined as the dollar amount of the Company’s capital above minimum capital required to remain “well capitalized” under current guidelines but does not represent the Company’s view of optimum capital levels.

The decrease in capital ratios from December 31, 2012 was primarily the result of the deployment of excess liquidity that carried a 0% risk weighting into loans and other investments that carried a higher risk rating.

Regulatory Developments

In July 2013, the U.S. banking regulatory agencies, including the FRB, approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision or “Basel III”, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company and IBERIABANK will become subject to the new rule on January 1, 2015, and certain provisions of the new rule will be phased in from that date to January 1, 2019.

The final rule:

• Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include as Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included as Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital,

• Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights,

• Requires a minimum of ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%,

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

• Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures

Management is currently evaluating the provisions of the final rule and their expected impact on the Company and IBERIABANK. Management believes that at September 30, 2013, the Company and IBERIABANK would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $23.2 million and $21.2 million for the three months ended September 30, 2013 and 2012, respectively. Earnings per share (“EPS”) on a diluted basis were $0.78 and $0.73 for the third quarters of 2013 and 2012, respectively. On a year-to-date basis, earnings to common shareholders totaled $39.5 million, or $1.33 per diluted share, down $13.7 million or $0.48 per diluted share, from the first nine months of 2012.

In the first nine months of 2013, net interest income increased $5.0 million, or 1.8%, over the same period of 2012, as interest expense decreased $12.4 million, or 25.4%, and interest income decreased $7.3 million, or 2.2%. Net interest income increased as a result of the decrease in the cost of interest-bearing liabilities, but was offset by a similar decrease in earning asset yields. The decrease in yields on earning assets was offset partially by additional customer loan volume in 2013, resulting from both acquisition and organic growth. Income available to common shareholders was also positively impacted by a $15.4 million decrease in the provision for loan losses, but was negatively impacted by a $51.7 million increase in noninterest expenses, the drivers of which are discussed below in the “Noninterest Expense” section of the discussion. The Company experienced similar trends in net interest income, provision for loan losses, and noninterest income and expense for the three months ended September 30, 2013 when compared to the third quarter of 2012. An increase in net interest income of 0.8%, decrease in provision for loan losses of 50.3%, and decrease in noninterest expenses of 1.5% drove the $2.0 million, or 9.2%, increase in income available to common shareholders.

The decrease in income before income taxes lowered income tax expense $13.0 million for the nine-month period of 2013 when compared to the corresponding 2012 period. The change in income taxes, and the effective income tax rate, was a result of the tax effect of significant non-recurring expenses during the current periods, including the indemnification asset impairment and branch closure costs. Income tax expense in the third quarter of 2013 was also impacted by a reduction of $0.7 million in expense as a result of the Company’s true-up of its tax liability from the previous year with its filed income tax return. Cash earnings, defined as net income before the net of tax amortization of acquisition intangibles, amounted to $24.0 million and $22.1 million for the quarters ended September 30, 2013 and 2012, respectively.

The following discussion provides additional information on the Company’s operating results for the three-month and nine-month periods ended September 30, 2013 and 2012, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth requirements. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.25% and 3.45% during the third quarters of 2013 and 2012, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.37% and 3.58%, respectively, for the same periods. Net interest spread and net interest margin were affected in the third quarter of 2013 by additional amortization of the Company’s FDIC loss share receivable due to the adoption of ASU No. 2012-06 in the current year.

Net interest income increased $0.7 million to $97.5 million in the third quarter of 2013 when compared to the corresponding quarter of 2012. The improvement in net interest income was the result of a $764.4 million increase in average earning assets as well as a decrease in the average cost of interest-bearing liabilities of 20 basis points. These improvements were offset by a 2.5% increase in the average balance of interest-bearing liabilities and a 40 basis point decrease in earning asset yield. The average balance sheet growth over the past twelve months is primarily a result of growth in both earning assets and deposits.

The Company experienced similar trends in net interest income and the corresponding net interest spread and net interest margin for the nine months ended September 30, 2013 when compared to the same period of 2012. Net interest spread decreased 22 basis points, while net interest margin on a tax-equivalent basis decreased 26 basis points. Net interest income, however, increased $5.0 million, or 1.8%, as average earning assets increased $1.1 billion, or 9.9%. Additionally, the rate paid on interest-bearing liabilities decreased 23 basis points. Offsetting these positive effects on net interest income were a decline in the earning asset yield of 46 basis points and an increase in average interest-bearing liabilities of $623.5 million, or 7.3%.

Average loans made up 76.9% and 73.5% of average earning assets in the third quarters of 2013 and 2012, respectively. Quarter-to-date average loans increased $591.1 million, or 7.1%, since December 31, 2012, and $958.5 million, or 12.0%, since September 30, 2012, as a result of loan growth in the non-covered loan portfolio. Investment securities made up 17.9% of average earning assets during the current quarter, compared to 18.0% during the same period of 2012. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short-term and long-term debt in efforts to improve net interest income. Other significant components of earning assets during the third quarter of 2013 included the FDIC loss share receivable (2.0% of average earning assets) and excess liquidity (1.8% of average earning assets). During the third quarter of 2012, the FDIC loss share receivable was 4.1% of average earning assets, with excess liquidity accounting for 2.2% of average earning assets.

Average interest-bearing deposits made up 93.6% of average interest-bearing liabilities during the current quarter, up from 90.8% during the third quarter of 2012. Average short-term and long-term borrowings both made up 3.2% of average interest-bearing liabilities in the third quarter of 2013, respectively, compared to 4.2% and 5.0% during the third quarter of 2012.

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in nonearning assets. TE yields are calculated using a marginal tax rate of 35%.

TABLE 18 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	For The Three Months Ended September 30
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$6,443,410	$88,934	5.49%	$5,832,375	$97,048	6.61%
Mortgage loans	545,017	6,884	5.05%	418,925	8,167	7.80%
Consumer and other loans	1,986,920	24,217	4.84%	1,765,529	28,182	6.35%

Total loans	8,975,347	120,035	5.32%	8,016,829	133,397	6.61%
Loans held for sale	119,343	1,289	4.32%	182,543	1,466	3.21%
Investment securities (TE)	2,093,549	9,486	1.98%	1,963,451	9,942	2.22%
FDIC loss share receivable	228,047	(22,875)	-39.25%	448,746	(33,488)	-29.20%
Other earning assets	258,362	577	0.89%	298,681	634	0.85%

Total earning assets	11,674,648	108,512	3.74%	10,910,250	111,951	4.14%
Allowance for loan losses	(160,994)			(180,798)
Nonearning assets	1,430,781			1,453,102

Total assets	$12,944,435			$12,182,554

Interest-bearing liabilities
Deposits:
NOW accounts	$2,257,050	1,909	0.34%	$2,023,769	1,777	0.35%
Savings and money market accounts	4,213,764	2,603	0.25%	3,701,947	4,240	0.46%
Certificates of deposit	1,918,669	4,012	0.83%	2,206,939	5,530	1.00%

Total interest-bearing deposits	8,389,483	8,524	0.40%	7,932,655	11,547	0.58%
Short-term borrowings	289,659	104	0.14%	367,443	197	0.21%
Long-term debt	282,314	2,432	3.37%	438,828	3,481	3.10%

Total interest-bearing liabilities	8,961,456	11,060	0.49%	8,738,926	15,225	0.69%
Noninterest-bearing demand deposits	2,338,772			1,773,302
Noninterest-bearing liabilities	130,052			150,988

Total liabilities	11,430,280			10,663,216
Shareholders’ equity	1,514,155			1,519,338

Total liabilities and shareholders’ equity	$12,944,435			$12,182,554

Net earning assets	$2,713,192			$2,171,324

Net interest spread		$97,452	3.25%		$96,726	3.45%

Net interest income (TE) / Net interest margin (TE)		$99,773	3.37%		$99,143	3.58%

TABLE 19 – YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	For The Nine Months Ended September 30
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$6,324,468	$258,420	5.48%	$5,569,467	$279,329	6.69%
Mortgage loans	504,154	21,868	5.78%	445,085	24,910	7.46%
Consumer and other loans	1,928,747	78,056	5.41%	1,650,302	77,973	6.31%

Total loans	8,757,369	358,344	5.48%	7,664,854	382,212	6.65%
Loans held for sale	155,900	3,965	3.39%	145,138	3,747	3.44%
Investment securities (TE)	2,065,295	27,323	1.94%	1,981,130	32,334	2.38%
FDIC loss share receivable	293,116	(68,707)	-30.91%	510,097	(89,899)	-23.16%
Other earning assets	423,776	2,180	0.69%	343,771	2,028	0.79%

Total earning assets	11,695,456	323,105	3.74%	10,644,990	330,422	4.20%
Allowance for loan losses	(196,412)			(179,927)
Nonearning assets	1,467,475			1,431,895

Total assets	$12,966,519			$11,896,958

Interest-bearing liabilities
Deposits:
NOW accounts	$2,402,803	5,836	0.32%	$1,977,963	5,577	0.38%
Savings and money market accounts	4,166,013	8,864	0.28%	3,569,705	12,824	0.48%
Certificates of deposit	2,024,369	13,038	0.86%	2,321,289	19,755	1.14%

Total interest-bearing deposits	8,593,185	27,738	0.43%	7,868,957	38,156	0.65%
Short-term borrowings	292,453	365	0.16%	288,545	507	0.23%
Long-term debt	328,856	8,196	3.29%	433,510	9,999	3.03%

Total interest-bearing liabilities	9,214,494	36,299	0.52%	8,591,012	48,662	0.75%
Noninterest-bearing demand deposits	2,097,110			1,648,502
Noninterest-bearing liabilities	130,368			150,658

Total liabilities	11,441,972			10,390,172
Shareholders’ equity	1,524,547			1,506,786

Total liabilities and shareholders’ equity	$12,966,519			$11,896,958

Net earning assets	$2,480,962			$2,053,978

Net interest spread		$286,806	3.22%		$281,760	3.44%

Net interest income (TE) / Net interest margin (TE)		$293,988	3.33%		$288,970	3.59%

The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolio for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

TABLE 20 - AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Non-covered loans (TE) (1)	$8,103,580	4.39%	$6,862,953	4.55%	$7,802,719	4.41%	$6,443,113	4.67%
Covered loans (TE) (1)	871,768	13.90	1,153,876	18.88	954,650	14.28	1,221,741	22.48
FDIC loss share receivable	228,047	(39.25)	448,746	(29.20)	293,116	(30.91)	510,097	(23.16)

	1,099,815	3.66	1,602,622	7.60	1,247,766	3.64	1,731,838	5.26

	$9,203,395	4.21%	$8,465,575	4.71%	$9,050,485	4.30%	$8,174,951	4.79%

(1)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

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

TABLE 21 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013 / 2012			September 30, 2013 / 2012
	Change Attributable To			Change Attributable To
(Dollars in thousands)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Earning assets:
Loans receivable:
Commercial loans (TE)	$9,862	$(17,976)	$(8,114)	$35,051	$(55,960)	$(20,909)
Mortgage loans	2,059	(3,342)	(1,283)	3,030	(6,072)	(3,042)
Consumer and other loans	2,786	(6,751)	(3,965)	11,485	(11,402)	83
Loans held for sale	(595)	418	(177)	274	(56)	218
Investment securities (TE)	498	(954)	(456)	1,016	(6,027)	(5,011)
FDIC loss share receivable	19,804	(9,191)	10,613	45,406	(24,214)	21,192
Other earning assets	(157)	100	(57)	(159)	311	152

Net change in income on earning assets	34,257	(37,696)	(3,439)	96,103	(103,420)	(7,317)
Interest-bearing liabilities:
Deposits:
NOW accounts	199	(67)	132	1,097	(838)	259
Savings and money market accounts	408	(2,045)	(1,637)	1,508	(5,468)	(3,960)
Certificates of deposit	(669)	(849)	(1,518)	(2,315)	(4,402)	(6,717)
Borrowings	(1,377)	235	(1,142)	(2,565)	620	(1,945)

Net change in expense on interest-bearing liabilities	(1,439)	(2,726)	(4,165)	(2,275)	(10,088)	(12,363)

Change in net interest spread	$35,696	$(34,970)	$726	$98,378	$(93,332)	$5,046

Interest income includes income earned on interest-earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

The decrease in yield on total earning assets between 2012 and 2013 was driven by lower yields on the Company’s loan and investment security portfolios, as well as a higher amortization of the Company’s FDIC loss share receivable (that results in a negative yield for this asset).

For the nine months ended September 30, 2013, the decrease in the rates earned on the Company’s assets drove the $7.3 million decrease in interest income, but average balance increases in the largest components of earning assets partially offset these rate decreases. Average loan balances increased $1.1 billion, or 14.3%, over the comparable 2012 nine-month period and can be attributed to the non-covered loan growth since September 30, 2012, both from the Florida Gulf acquisition and organic non-covered loan growth. Covered loan yields decreased 162 basis points during the current year. Interest income growth was also slowed in the current year by a decrease in the yield on the Company’s non-covered loan portfolio of 26 basis points to 4.41%. The total yield of the loan portfolio when including the loss share receivable was 4.30%, 49 basis points lower than the same period of 2012, and offset the income earned on loan volume increases over 2012. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings.

Interest income growth was also slowed by a 44 basis point decrease in the yield on investment securities. Average year-to-date investment securities increased $84.2 million; however, between the third quarters of 2013 and 2012, partially offsetting the effect the yield decline had on interest income. Despite the decrease in yield, investment securities yielded 1.94% during the first nine months of 2013, well above the yield on interest-bearing cash and fed funds sold of 0.22% for the same period.

Driven by a decrease of 23 basis points in the rate paid on interest-bearing liabilities during the current year, interest expense decreased $12.4 million, or 25.4%, from the first nine months of 2012. Despite an increase of $724.2 million in average interest-bearing deposits (a result of both acquired Florida Gulf deposits and organic deposit growth), interest expense on deposits decreased 27.3%, or $10.4 million, from 2012, as the average rate paid on these deposits decreased to 0.43% for the first nine months of 2013, a 22 basis point decline. Higher-yielding time deposits across many markets either matured or were repriced during 2013, driving the expense and rate decreases. Interest expense on the Company’s short-term and long-term borrowings also decreased from the first nine months of 2012, as a seven basis point decrease in the rate paid on short-term borrowings offset a 26 basis point increase in the rate paid on long-term borrowings.

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

On a consolidated basis, the Company recorded a provision for loan losses of $2.0 million for the three months ended September 30, 2013, a $2.1 million, or 50.3%, decrease from the provision recorded for the same period of 2012. The Company also recorded a provision for unfunded lending commitments of $1.6 million during the current quarter. As a result, the Company’s total provision for credit losses was $3.6 million, $0.4 million, or 10.4%, below the third quarter of 2012. On a year-to-date basis, the provision for credit losses of $2.6 million was $13.2 million below that of the first nine months of 2012. The Company’s provision for the first nine months of 2013 included a reversal of provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) of $2.4 million, and a $2.9 million provision recorded on non-acquired loans based on loan growth. The total provision was limited in the first nine months of 2013 by an improvement in legacy portfolio asset quality over the past 12 months, as multi-year net charge-off trends in this portfolio continue to show signs of improvement. On a quarter-to-date basis, the decrease was a result of the improvement noted above, but was also the result of a decrease in the provision recorded on the Company’s acquired (both covered and non-covered) loan portfolios.

Non-covered loans past due totaled $108.2 million at September 30, 2013, a decrease of $19.7 million from December 31, 2012. Past due loans, including nonaccrual loans, were 1.30% of total loans (before acquired loan discount adjustments) at the end of the third quarter of 2013, a 41 basis point decrease from December 31, 2012. Excluding the acquired loans, loans past due were 0.75% of total loans at September 30, 2013, an improvement of 17 basis points from the fourth quarter of 2012.

Net charge-offs on the consolidated portfolio were $4.8 million year-to-date, for a net charge-off percentage of 0.07%, 24 basis points below the 0.31% through the third quarter of 2012. The net charge-offs thus far in 2013 were a result of $9.1 million in charge-offs and $4.4 million in recoveries.

The Company believes the allowance was appropriate at September 30, 2013, December 31, 2012, and September 30, 2012 to cover probable losses in the loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased 132 basis points from 2.96% at December 31, 2012 to 1.64% at September 30, 2013.

Excluding acquired loans, the Company’s allowance for the non-covered portfolio was 0.83% of non-covered loans at September 30, 2013 and 1.12% at December 31, 2012. On the same basis, the Company’s allowance at September 30, 2013 was 141.8% of total nonperforming loans, which compares favorably to 81.3% of nonperforming loans at the end of 2012.

Noninterest Income

The Company’s operating results for the three months ended September 30, 2013 included noninterest income of $43.3 million compared to $46.6 million for the same period of 2012. Noninterest income totaled $130.2 million and $125.6 million for the nine months ended September 30, 2013 and 2012, respectively. The growth of noninterest income has been a management focus in response to a challenging interest rate environment. As a result, the Company has continued to increase its investments in its wealth management, trust, and brokerage businesses in order to improve its noninterest income. Noninterest income as a percentage of total gross revenue (defined as total interest and noninterest income) thus far in 2013 increased to 28.7% compared to 27.5% of total gross revenue through the third quarter of 2012.

The following table illustrates the primary components of noninterest income for the periods indicated.

TABLE 22 - NONINTEREST INCOME

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Increase	September 30		Increase
(Dollars in thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
Service charges on deposit accounts	$7,512	$6,952	8.1%	$21,415	$19,557	9.5%
Mortgage income	15,202	23,215	(34.5)	51,841	55,118	(5.9)
Title revenue	5,482	5,623	(2.5)	16,199	15,495	4.5
ATM/debit card fee income	2,476	2,377	4.2	7,017	6,566	6.9
Income from bank-owned life insurance	908	916	(1.0)	2,747	2,771	(0.9)
Gain on sale of investments, net (1)	13	41	(68.3)	2,315	3,779	(38.7)
Broker commission income	3,950	3,092	27.8	11,347	9,254	22.6
Gain (loss) on sale of assets	2	(94)	102.2	51	(144)	135.7
Trust income	1,500	1,101	36.2	4,140	3,105	33.3
Credit card income	1,799	1,254	43.5	4,603	3,432	34.1
Other income	4,419	2,076	112.8	8,567	6,710	27.7

Total noninterest income	$43,263	$46,553	(7.1)%	$130,242	$125,643	3.7%

(1)	Gain on sale of investments includes gains on calls of held to maturity securities of $16,000 for the three months ended September 30, 2013 and $56,000 and $35,000 for the nine months ended September 30, 2013 and 2012, respectively.

Service charges on deposit accounts increased $0.6 million in the third quarter of 2013 over the prior quarter-to-date period, and $1.9 million on a year-to-date basis, due primarily to an increase in service charge fees and NSF charges. Customers increased as a result of the Florida Gulf acquisition and new branch openings over the past 12 months.

Thus far in 2013, IMC has had increases in production and sales volume, but lower margins and the change in value of the Company’s mortgage derivatives offset production and sales growth and resulted in a $3.3 million decrease in mortgage loan income from the nine months ended September 30, 2012. Sales proceeds increased $180.6 million, or 10.4%, between the two periods, but was offset partially by a lower margin on sales. Derivative income was $3.2 million lower than the nine months ended September 30, 2012. For the quarter-to-date period, the combination of a lower margin on the sales and a $122 million decrease in sales volume in the third quarter of 2013 led to an $8.0 million decrease in mortgage income between the two quarterly periods.

Title income decreased $0.1 million during the third quarter of 2013 when compared to the same period of 2012, but increased $0.7 million for the nine-month period, and was the result of a favorable mortgage business environment, fueled by low mortgage interest rates.

Quarter-to-date ATM/debit card fee income increased $0.1 million from the corresponding 2012 period, while year-to-date income increased $0.5 million, primarily due to an increase in interchange fee income from increases in transaction volume from the expanded cardholder base and in usage by customers.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an Order vacating portions of the FRB’s Debit Card Interchange Fee and Routing regulations related to the calculation of transaction fees and network processing non-exclusivity. The Order would require the FRB to revise its Debit Card Interchange Fee regulations, which serve to limit the fees that issuers can charge for debit card interchange transactions, as well as its regulations relating to routing of debit card interchange transactions. The regulations will remain in effect until resolution of an appeal of the District Court’s opinion to the Court of Appeals for the D.C. Circuit. The financial impact of the Court’s ruling on the Company cannot be determined at this time.

Income earned from bank owned life insurance remained flat in the third quarter and first nine months of 2013 when compared to the same periods of 2012, consistent with market performance and current yields. There have been no significant investments in bank owned life insurance over the past 12 months.

Gains on investment sales were minimal in the third quarters of 2013 and 2012. On a year-to-date basis, gains on investment sales decreased $1.5 million, primarily due to changes in sales volume. Gains were recorded on the sale of $42.4 million in available-for-sale securities and the call of $54.3 million of held-to-maturity investments for the nine months of 2013, compared to the sale or call of $183.6 million in securities during the first three quarters of 2012.

The Company’s wealth management subsidiaries had very successful revenue growth, as total broker commissions increased $2.1 million compared to 2012 ($0.9 million between the two third quarter periods), a result of the Company’s expanded client base and service offering. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased $0.7 million, or 273.4%, over the third quarter of 2012, while sales and trade commissions increased $0.2 million, or 6.2%. For the nine months ended September 30, 2013, wealth management income increased $2.2 million, or 202.5%, offset by lower sales commissions of $0.2 million, or 1.9%.

The Company’s trust and credit card income were both positively impacted by the Company’s increased customer base and growth of the businesses over 2012. Trust income has increased $1.0 million on a year-to-date basis, while credit card income has increased $1.2 million from the nine-month period ended September 30, 2012.

Other noninterest income increased $2.3 million for the three months ended September 30, 2013 when compared to the corresponding three-month period of 2012, and $1.9 million on a year-to-date basis. The primary driver of the increase was an increase in commission income earned on the Company’s customer derivatives. Total commission income increased $1.7 million and $1.9 million, respectively, in the current three- and nine-month periods of 2013 over the corresponding 2012 periods.

Noninterest Expense

The Company’s results for the third quarter of 2013 included noninterest expenses of $108.2 million, $1.7 million below noninterest expenses of $109.8 million for the third quarter of 2012. The decrease was primarily a result of a decrease in merger-related expenses between the periods. In the third quarter of 2012, the Company incurred $3.0 million in merger-related expenses as part of its Florida Gulf acquisition. Merger-related expenses in the third quarter of 2013 were less than $0.1 million. On a year-to-date basis, noninterest expense was $51.7 million, or 16.2%, higher than the same period of 2012. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions, product expansion, and operational investments have caused related increases in several components of noninterest expense. The Company currently operates 267 combined offices, a decrease of ten offices from September 30, 2012 after adjusting for closed or consolidated branches and offices.

In the current nine-month period, the most significant driver of the increase in noninterest expense over the same period of 2012 were three non-operating expenses: a $4.6 million impairment recorded on the Company’s branches that closed during the first nine months of 2013, the $31.8 million impairment of the Company’s indemnification assets and the $2.3 million prepayment penalty recorded in the first quarter of 2013 to repay $90.0 million in long-term FHLB advances acquired in prior periods. Excluding these three charges, noninterest expense would have increased $15.7 million, or 5.0%, an increase more representative of the Company’s growth over the past 12 months.

The following table illustrates the primary components of noninterest expense for the periods indicated.

TABLE 23 - NONINTEREST EXPENSE

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Increase	September 30		Increase
(Dollars in thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
Salaries and employee benefits	59,234	59,938	(1.2)	185,578	172,878	7.3
Net occupancy and equipment	14,572	13,869	5.1	44,050	39,496	11.5
Franchise and shares tax	911	1,023	(11.0)	2,986	3,664	(18.5)
Communication and delivery	2,899	3,152	(8.1)	9,286	9,424	(1.5)
Marketing and business development	2,350	2,189	7.3	8,486	7,964	6.6
Data processing	4,837	4,931	(1.9)	13,093	11,537	13.5
Printing, stationery and supplies	581	848	(31.4)	2,004	2,523	(20.6)
Amortization of acquisition intangibles	1,179	1,287	(8.4)	3,543	3,865	(8.3)
Professional services	4,156	5,947	(30.1)	13,675	15,665	(12.7)
Costs of OREO, net	(359)	270	(232.7)	980	4,453	(78.0)
Credit and other loan related expense	5,248	4,846	8.3	13,155	13,709	(4.0)
Insurance	3,125	2,615	19.5	8,408	7,745	8.6
Travel and entertainment	1,912	2,398	(20.3)	6,199	7,158	(13.4)
Impairment of long-lived assets	1,319	—	100.0	37,750	2,743	1,276.3
Other expenses	6,188	6,535	(5.3)	21,217	15,920	33.3

	$108,152	$109,848	(1.5)%	$370,410	$318,744	16.2%

Salaries and employee benefits increased $12.7 million in the first nine months of 2013 when compared to the corresponding 2012 period, but decreased $0.7 million between the two third quarter periods. The increase was primarily the result of increased staffing due to the growth of the Company, specifically the full year-to-date impact of additional Florida Gulf personnel, as well as back office support functions. Full-time equivalent employees increased to over 2,500 at the end of the third quarter. The Company added these employees as part of the Florida Gulf acquisition, but the increase also includes revenue-producing positions at its mortgage origination subsidiary.

For the nine months of 2013, total salaries and other employee compensation increased $6.4 million, or 5.7%, over the same period of 2012, while payroll taxes, medical and hospitalization expenses, and other employee benefits increased $1.2 million $1.7 million, and $0.5 million, respectively. The increase in compensation is a result of the increase in headcount due to the growth of the Company, but is also a result of seven additional months of compensation expense from Florida Gulf employees in 2013. Total employee compensation in the current year also included $1.9 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants over the past 12 months. The increase in share-based compensation was also a result of the increase in share price over the past 12 months. Employee compensation also includes severance and retention payments, which increased $0.5 million, or 20.7%, on a year-to-date basis. The increase in these severance expenses was primarily a result of severance for branch closures. The increase in medical and hospitalization expenses was partially from an increase in headcount and partially from higher claims processed in the current year.

Between the two third quarter periods of 2013 and 2012, total salaries and employee benefits decreased $0.7 million, and was the result of lower incentive commissions earned. Mortgage-related commissions are paid based on production. The decrease in these expenses is consistent with the changes in related income earned between the two periods.

Net occupancy and equipment expenses were up $0.7 million from the third quarter of 2012 and up $4.6 million from the first nine months of 2012. These increased costs are primarily due to increased depreciation expense as a result of additional branches opened and the Florida Gulf branches, but also includes $1.0 million in accelerated depreciation on the branches that were closed in 2013. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes. Repairs and maintenance expenses increased $0.9 million for the three-month period and $2.4 million for the nine-month period and accounts for most of the remaining increase over the corresponding periods ended September 30, 2012.

Despite the growth of the Company over the past 12 months, professional services expense thus far in 2013 was $2.0 million lower than in 2012. The continued expansion of the size and breadth of the Company’s operations has typically required additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services. However, in the current year, legal expenses have decreased $1.0 million, driven by lower settlement and litigation expenses. In addition, the Company’s merger-related professional service expenses are $1.2 million below the same period of 2012. Offsetting these decreases, consulting expenses increased in the current year as the Company engages consultants to address risk mitigation and improve the operational efficiency of the Company. The Company’s efforts to improve various Company and business-line specific processes drove the increase in total consulting expenses over the first three quarters of 2012. The Company expects to see the benefit of these improvements in future periods. Similar changes in these professional expenses contributed to the quarterly decrease.

Net costs of OREO properties decreased $0.6 million from the third quarter of 2012, primarily the result of $0.8 million in additional gains on sales. A decrease of $3.5 million for the year-to-date period occurred, as write-downs taken on OREO properties decreased $0.9 million, or 18.5%, and property taxes paid on properties held decreased $0.4 million, or 41.2%. In addition, insurance and maintenance expenses decreased 45.5%, or $1.0 million, from the nine-month period of 2012, while the gain recorded on sales of OREO properties increased $1.1 million, or 27.6%.

Credit and loan related expenses increased $0.4 million between the third quarters of 2012 and 2013 due to the $1.6 million provision recorded on the Company’s unfunded lending commitments. Excluding this provision, quarter-to-date credit and loan-related expenses would have decreased $1.2 million, or 25.1%. For the nine-month period there was a decrease of $0.6 million compared to the first nine months of 2012, which is consistent with the general improvement in asset quality between periods. Total expenses incurred for appraisal, inspection, underwriting, certification, and collections have decreased as the number of problem credits has decreased.

Insurance expenses increased $0.5 million in the third quarter of 2013, and $0.7 million on a year-to-date basis, primarily as a result of higher deposit insurance in the current periods. The increase in deposit insurance was a result of an increase in the assessment base used by the FDIC to calculate deposit insurance, and not the result of a significant change in assessment rate on deposits due to a change in bank soundness. Despite the increased Company footprint, property, casualty, and other non-deposit insurance expenses have remained flat with the corresponding 2012 periods.

Travel and entertainment expenses decreased $0.5 million between the third quarter periods and $1.0 million from the first nine months of 2012. These decreases are primarily a result of the steady decrease in transportation and lodging costs as the Company leverages technology to limit the amount of business travel required to conduct its business, despite the expansion of its branch network and number of locations, as well as general increases in mileage, lodging, and flight costs.

Other noninterest expenses for the third quarter of 2013 decreased $0.3 million from the same period of 2012 but were up $5.3 million over the first nine months of 2012. The year-to-date increase was primarily the result of an increase in debit card expenses, specifically $0.5 million incurred in the second quarter of 2013 as part of the cancellation of the Company’s debit card rewards program. Also affecting 2013 results was an increase in expenses from the Company’s investments in new market tax credits, as passive losses increased $0.5 million during the third quarter of 2013 and $2.3 million on a year-to-date basis. The Company also incurred a provision for clawback of its FDIC indemnification asset based on its estimate of amounts potentially owed to the FDIC of $0.7 million and $0.8 million for the quarter-to-date and year-to-date periods of 2013, respectively.

Income Taxes

For the quarterly periods ended September 30, 2013 and 2012, the Company recorded income tax expense of $7.4 million and $8.1 million, respectively. The Company’s effective tax rate for those periods was 24.1% and 27.7%, respectively. For the nine months ended September 30, 2013, the Company recorded income tax expense of $6.7 million and $19.7 million for the comparable period in 2012, or an effective income tax rate of 14.5% thus far in 2013 and 27.0% for the nine months of 2012. Ordinarily, the difference between the effective tax rate and the statutory federal and state tax rates primarily relates to variances in items that are non-taxable or non-deductible, which for the Company primarily includes the effect of tax-exempt income, the non-deductibility of part of the amortization of acquisition intangibles, and various tax credits. For the nine-month period in the current year, the Company’s income tax rate was also positively affected by the impairment of the FDIC loss share receivable, the prepayment penalty recorded on the repayment of

FHLB debt, and the impairment recorded on closing branches discussed further in the “Executive Overview” discussion above. As a result of these charges, the Company’s annualized income before taxes, and by extension its taxable income, was lower than in previous periods. The tax benefit of these infrequent items, $13.6 million, partially offset the income tax expense recorded on the Company’s pre-tax income at its annualized effective tax rate excluding these charges. IBERIABANK’s effective federal tax rate excluding these charges was 29.7% for the first nine months of 2013, compared to 31.3% for the same period of 2012. On a consolidated basis, the effective tax rate excluding these charges was 23.8% for the nine months ended September 30, 2013 and 27.3% for the same nine-month period of 2012. The Company’s consolidated effective tax rates were also positively impacted by the Company’s ICP subsidiary, as well as the holding company, as these entities had income tax benefits during the periods from net losses. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the various tax credits).

The consolidated effective tax rate in 2013 has decreased when compared to the third quarter of 2012. The difference in the effective tax rates for the periods presented is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is lower than in 2012 as a result of the effect of the change in IBERIABANK’s effective tax rate discussed above.

LIQUIDITY AND OTHER OFF-BALANCE SHEET ACTIVITIES

The Company’s liquidity, represented by cash and cash equivalents, as well as available off balance sheet borrowing sources, is a product of its operating, investing and financing activities. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. The primary sources of funds for the Company are deposits, borrowings, repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, as well as funds provided from operations and, to a lesser extent, off balance sheet borrowing sources. Certificates of deposit scheduled to mature in one year or less at September 30, 2013 totaled $1.4 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified as available-for-sale which provides the ability to liquidate unencumbered securities as needed. Of the $2.1 billion in the investment securities portfolio, $736.0 million is unencumbered and $1.4 billion has been pledged to support repurchase transactions, public funds deposits and certain long term borrowings. Due to the relatively short implied duration of the investment security portfolio, the Company continues to experience significant cash inflows on a regular basis. See Note 15 to the unaudited consolidated financial statements for additional discussion related to the Company’s funding requirements.

Net cash outflows totaled $417.5 million during the first nine months of 2013, a decrease of $467.3 million from net cash inflows of $49.8 million during the nine months ended September 30, 2012.

The following table summarizes the Company’s cash flows for the nine months ended September 30 for the periods indicated.

TABLE 24 - CASH FLOW ACTIVITY BY TYPE

(Dollars in thousands)	2013	2012
Cash flow provided by operations	$276,270	$44,025
Cash flow used in investing activities	(684,947)	(338,649)
Cash flow (used in) provided by financing activities	(8,852)	344,394

Net (decrease) increase in cash and cash equivalents	$(417,529)	$49,770

The Company had operating cash inflow of $276.3 million for the nine months ended September 30, 2013, $232.2 million more than cash provided by operations for the same period of 2012. Operating cash flow in the current year was positively impacted by an increase in the net proceeds received from mortgage loan sales of $216.9 million, but was negatively impacted by a decrease in net income and cash used to purchase other assets.

Cash flow used in investing activities increased $346.3 million thus far in 2013 when compared to the same period of 2012. A decrease in net cash flow from investment securities primarily drove the decrease in cash flow from the first nine months of 2012. Net cash flow from investment security activity decreased $312.0 million thus far in 2013 as a result of increased security purchases and lower sales and maturities of securities in 2013. The Company also had a decrease of $58.3 million in reimbursements from the FDIC and acquired $32.4 million in cash from the FGB acquisition in 2012, both of which positively impacted cash flow in the prior year. Investing cash activity, however, was positively affected thus far in 2013 by a decrease of $34.9 million in loans funded.

Net financing cash flows decreased $353.2 million during the first nine months of 2013 when compared to 2012, primarily due to a decrease in cash from customer deposits that results in a $136.4 million difference in net deposit cash flow between the two periods. Net cash outflow of $185.6 million from short-term borrowings and long-term debt in 2013 was $260.3 million higher than during the first nine months of 2012 and also had a negative impact on cash flow in the current year.

Based on its available cash at September 30, 2013 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

While scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2013, the Company had $93.3 million of outstanding long-term FHLB advances. There were no short-term FHLB advances outstanding at September 30, 2013. Additional FHLB advances available at September 30, 2013 amounted to $2.2 billion. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130.0 million in the form of federal funds and other lines of credit. At September 30, 2013, there were no balances outstanding on these lines and all of the funding was available to the Company.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2013, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

TABLE 25 - CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+ 200	7.3%
+ 100	3.5%
- 100	(1.6)%
- 200	(3.8)%

The influence of using the forward curve as of September 30, 2013 as a basis for projecting the interest rate environment would approximate a 0.9% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

The interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. In response to growing concerns about the banking industry and customer liquidity, the federal funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The federal funds rate has remained at 0.25% throughout 2013 and will remain at that rate through at least late 2014. The Company’s commercial loan portfolio is also impacted by fluctuations in the level of the London Interbank Borrowing Offered Rate (LIBOR), as a large portion of this portfolio reprices based on this index. The decrease in the federal funds, LIBOR, and U.S. Treasury rates have resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any continued flattening of the yield curve will exert downward pressure on the net interest margin and net interest income. The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.

TABLE 26 - REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	4Q 2013	1Q 2014	2Q 2014	3Q 2014	Total less than one year
Investment securities	$77,733	$76,422	$79,594	$81,820	$315,569
Covered loans	292,801	101,286	106,931	92,548	593,566
Non-covered loans:
Fixed rate loans	262,467	235,851	233,304	213,814	945,436
Variable rate loans	3,656,595	21,921	12,664	9,760	3,700,940

Total non-covered loans	3,919,062	257,772	245,968	223,574	4,646,376

Total loans	4,211,863	359,058	352,899	316,122	5,239,942

	$4,289,596	$435,480	$432,493	$397,942	$5,555,511

Note: Amounts exclude the repricing of assets and liabilities from prior periods, as well as covered loans, nonaccrual loans, and market value adjustments

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of September 30, 2013, $4.3 billion, or 48.5%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single loan component or industry segment at September 30, 2013.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly noninterest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At September 30, 2013, 83.0% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 80.0% at December 31, 2012. Noninterest- bearing transaction accounts totaled 23.1% of total deposits at September 30, 2013, compared to 18.3% of total deposits at December 31, 2012.

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.

TABLE 27 – REPRICING OF LIABILITIES

(Dollars in thousands)	4Q 2013	1Q 2014	2Q 2014	3Q 2014	Total less than one year
Time deposits	$690,361	418,821	324,208	200,981	$1,634,371
Short-term borowings	258,850	—	—	—	258,850
Long-term debt	120,823	587	5,565	13,040	140,015

	$1,070,034	$419,408	$329,773	$214,021	$2,033,236

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013. Additional information at September 30, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

IBERIABANK Corporation

Date: November 12, 2013	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer