Form 10-K
period 2013-12-31
IBERIABANK CORP
filed 2014-02-28
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $1.5 billion. This figure is based on the closing sale price of $53.61 per share of the Registrant’s common stock on June 30, 2013. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 21, 2014: 29,922,661

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2013 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.

Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.

General

IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 267 combined offices, including 172 bank branch offices and four loan production offices in Louisiana, Arkansas, Florida, Alabama, Tennessee, and Texas, 21 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 61 locations in 12 states. The Company also has nine wealth management locations in four states. As of December 31, 2013, we had consolidated assets of $13.4 billion, total deposits of $10.7 billion and shareholders’ equity of $1.5 billion.

Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.

We are the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”); IBERIA Capital Partners, LLC, a corporate finance services firm (“ICP”); IB Aircraft Holdings LLC, a holding company for our fractional investment in an aircraft, IBERIA Asset Management, Inc. (“IAM”), which provides wealth management and trust services to high net worth individuals, pension funds, corporations and trusts; and IBERIA CDE L.L.C. (“CDE”), which invests in purchased tax credits.

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

Subsidiaries

IBERIABANK has six active, wholly-owned non-bank subsidiaries: Iberia Financial Services, LLC (“IFS”), IB SPE Management Inc., Acadiana Holdings, LLC, IBERIABANK Mortgage Company (“IMC”), Iberia Investment Fund I, LLC, and Iberia Investment Fund II, LLC. IFS manages the brokerage services offered by IBERIABANK. At December 31, 2013, IBERIABANK’s equity investment in IFS was $7.1 million, and IFS had total assets of $8.7 million. IB SPE Management Inc. operates and then sells certain foreclosed assets acquired in recent Florida and Alabama acquisitions. At December 31, 2013, IBERIABANK’s equity investment in IB SPE Management Inc. was $76.6 million, and IB SPE Management Inc. had total assets of $76.6 million. Acadiana Holdings, L.L.C. owns and operates a commercial office building that also serves as our headquarters and IBERIABANK’s main office. At December 31, 2013, IBERIABANK’s equity investment in Acadiana Holdings, L.L.C. was $9.8 million, and Acadiana Holdings, L.L.C. had total assets of $10.7 million. Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC are investment funds held for the purpose of funding new market tax credits and are disregarded entities for tax purposes. IBERIABANK’s equity investment in Iberia Investment Fund I, LLC and Iberia Investment Fund II, LLC was $35.9 million and $2.0 million, respectively, at December 31, 2012. Iberia Investment Funds I, LLC and Iberia Investment Fund II, LLC has total assets of $144.2 million and $9.5 million, respectively, at December 31, 2013. IMC offers one-to-four family residential mortgage loans in Louisiana, Arkansas, Alabama, Tennessee, Mississippi, Oklahoma, Texas, Missouri, Illinois, Georgia, Florida, and Idaho. At December 31, 2013, IBERIABANK’s equity investment in IMC was $70.5 million, and IMC had total assets of $173.1 million.

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three active, wholly-owned subsidiaries, Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc. (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2013, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.4 million. United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana. At December 31, 2013, Lenders Title’s equity investment in United Title was $7.3 million, and United Title had total assets of $9.3 million. Lenders Title’s equity investment in AAT was $4.3 million and AAT had total assets of $4.5 million.

ICP, IB Aircraft Holdings, LLC, IAM, and CDE had total assets of $11.1 million, $2.2 million, $0.7 million, and less than $0.1 million, respectively, at December 31, 2013.

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

Employees

We had 2,510 full-time employees and 128 part-time employees as of December 31, 2013. None of these employees is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our personnel.

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

IBERIABANK Corporation

P.O. Box 52747

Lafayette, Louisiana 70505-2747

Supervision and Regulation

The banking industry is extensively regulated under both federal and applicable state laws. The following discussion is a summary of certain statutes and regulations applicable to bank and financial holding companies and their subsidiaries and provides specific information relevant to us. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders. Proposals are frequently introduced to change federal and state laws and regulations applicable to us. The likelihood and timing of any such changes and the impact such changes might have on us are impossible to determine with any certainty. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

General

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector.

The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions.

The Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued.

In January 2013, the CFPB issued final regulations governing mainly consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which took effect. In addition, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and federal agencies issued an interagency rule on appraisals for higher-priced mortgage loans. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance is required by August 1, 2015. We are evaluating these integrated mortgage disclosure rules to determine their impact on us and our affiliates.

In 2013, the CFPB provided guidance on fair lending practices to indirect automobile lenders with recommendations to ensure compliance with fair lending laws.

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices”, which has been delegated to the CFPB for supervision.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on us and our subsidiaries or the financial services industry generally cannot be anticipated at this time.

The Volcker Rule. On December 10, 2013, the FRB and other federal agencies issued final rules to implement the so-called “Volcker Rule” contained in the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading. The level of required compliance activity depends on the size of the banking entity and the extent of its trading, and generally applies only to banking entities with $50 billion or more in total consolidated assets, or those with $50 billion or more in worldwide trading assets and liabilities.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.”

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2013, we did not hold any collateralized debt obligations backed by trust preferred securities for investment purposes.

The Durbin Amendment. The “Durbin Amendment” provisions of the Dodd-Frank Act require the FRB to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The FRB issued final rules for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. As a result of implementing this lower debit card interchange fee structure, our electronic banking income was negatively impacted.

On July 31, 2013, the Federal District Court in the District of Columbia (the “Court”) issued a ruling in a lawsuit filed by a merchant group challenging the validity of the FRB’s final rule under the Durbin Amendment. The Court ruling vacated the provisions of the FRB’s final rule relating to standards for debit card interchange fees and the provision dealing with network non-exclusivity, but stayed its action until further briefing on issues identified by the Court. Eventually, the Court’s Ruling was appealed to the Federal Circuit Court of Appeals for the District of Columbia, where the case is currently pending. If the Court of Appeals rules in favor of the merchants, the Federal Reserve will likely be required to provide even more stringent caps on debit interchange fees, which could adversely impact all banks that issue debit cards, including us, and which could result in an industry-wide retraction of debit card products and replacement with other card products not subject to the Durbin Amendment. The FRB and a banking trade organization are submitting briefs arguing that the Court of Appeals should overrule the Court and uphold the FRB’s final rule under the Durbin Amendment. Oral argument before the Court of Appeals was held on January 17, 2014, and an expedited ruling is anticipated.

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

As a matter of policy, which has been codified by the Dodd-Frank Act, the FRB expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. The FRB may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

In addition, any loans by a holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations.

Louisiana law permits the Commissioner of the OFI to require a special assessment of shareholders of a Louisiana-chartered bank whose capital has become impaired to remedy an impairment in such bank’s capital stock. This statute also provides that the Commissioner may suspend a bank’s certificate of authority until the capital is restored. As the sole shareholder of IBERIABANK, we are subject to such statute.

Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution’s note obligations, in the event of liquidation or other resolution of our institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of IBERIABANK, including the FDIC as the insurer of such holders, would receive priority over the holders of notes and other senior debt of IBERIABANK in the event of liquidation or other resolution and over our interests as sole shareholder of IBERIABANK.

The FRB maintains a bank holding company rating system that emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of non-depository entities of a holding company on its subsidiary depository institutions.

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

Acquisitions. We comply with numerous laws relating to its acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the FRB. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

In January 2014, we consummated the acquisition of four bank branches of Trust One Bank, a division of Synovus Bank, in the Memphis, Tennessee market. On January 12, 2014, we entered into an agreement and plan of merger agreement with Teche Holding Company, a New Iberia, Louisiana based banking holding company with $877 million in assets, pursuant to which we will acquire Teche Holding Company, and its commercial bank subsidiary, Teche Federal Bank. On February 10, 2014, we entered into an agreement an agreement and plan of merger with First Private Holdings, Inc., a bank holding company located in Dallas, Texas with $357 million in assets, pursuant to which we will acquire First Private Holdings, Inc. and its commercial bank subsidiary, First Private Bank of Texas.

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

Dividends. We are a legal entity separate and distinct from our subsidiaries. The majority of our revenue is from dividends paid to us by IBERIABANK. IBERIABANK is subject to federal and state laws and regulations that limit the amount of dividends it can pay. In addition, we and IBERIABANK are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action rules. The FRB has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

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

We do not expect that these laws, regulations or policies will materially affect the ability of IBERIABANK to pay dividends. Additional information is provided in Note 25 to the Consolidated Financial Statements incorporated herein by reference.

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

In 2011, the FDIC adopted a final rule to revise the deposit insurance assessment system for large institutions: one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize the bank’s supervisory CAMELS ratings and will introduce certain new forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The rule also eliminates the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC is authorized to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the scorecard. The total score will then translate to an initial base assessment rate.

Also in 2011, the deposit insurance assessment base changed from total domestic deposits to the average consolidated total assets of the depository institution minus its average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

In 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such repaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below).

A minimum ratio of deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% is applicable prior to September 2020, and 1.35% thereafter. In late 2010, the FDIC issued a final rule setting the DRR at 2%. Because the DRR fell below 1.15% in 2008, and was expected to remain below 1.15%, the FDIC was required to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. In 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. In 2009, the FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected in 2009. In 2009, the FDIC also passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. In 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35% by September 2020. As part of the revised plan, the FDIC will forego the uniform three-basis point increase in assessment rates scheduled to take place in January 2011. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, the FDIC announced in 2010 that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. IBERIABANK recognized $0.8 million of expense related to its FICO assessments in 2013.

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

Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents capital divided by total risk weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. IBERIABANK is subject to substantially similar capital requirements.

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

Guidelines Effective January 1, 2015. In July 2013, the FRB released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The Company and IBERIABANK will become subject to the new rules on January 1, 2015. Under the final rules, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. In this respect, the final rules implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rules include a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets. The conservation buffer will be phased in from 2016 through 2019. The rules also, among other things, raise the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. See Item 1A. “Risk Factors.”

Leverage Requirements. The FRB has established minimum leverage ratio guidelines for bank holding companies to be considered well-capitalized. These guidelines provide for a minimum ratio of Tier 1 capital to average total assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a ratio of at least 4%.

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

Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward such measures will be required by regulation. One test, the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon. The other test, the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are intended to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

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

As a bank holding company with total consolidated assets in excess of $10 billion, the Dodd-Frank Act requires us to submit a stress test to the FRB that projects our performance in various economic scenarios provided by the FRB. The Dodd-Frank Act stress tests are forward-looking exercises conducted by the FRB and financial companies regulated by the FRB to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. We are required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of the FRB’s analysis of our projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and will assist the FRB in assessing our risk profile and capital adequacy. The results of our stress test could hinder our ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact the FRB’s decisions regarding future acquisitions by us. We expect to file our stress test within the prescribed regulatory guidelines.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”

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

Throughout 2013, our regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, IBERIABANK is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect their ability to accept brokered deposits. IBERIABANK had $365.0 million of such brokered deposits at December 31, 2013.

Additional information is provided in Note 19 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

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

Bank Secrecy Act. The Bank Secrecy Act, as amended by the USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

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

In 2010, the FRB issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The scope and content of regulatory policies on incentive compensation have not been finalized. It cannot be determined at this time whether compliance with such future policies will adversely affect our and our subsidiaries’ ability to hire, retain and motivate their key employees.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, or the SOX Act, implements a broad range of corporate governance, accounting and disclosure requirements for public companies, and also for their directors and officers. SEC rules adopted to implement the SOX Act requirements require our chief executive and chief financial officer to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to and report on the effectiveness of these controls. See Item 9A. – “Controls and Procedures” hereof for our evaluation of disclosure controls and procedures. The certifications required by Sections 302 and 906 of the SOX Act also accompany this Report on Form 10-K.

Other Regulatory Matters. We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, NASDAQ Stock Market, and various state insurance and securities regulators.

Corporate Governance. Information with respect to our corporate governance is available on our web site, www.iberiabank.com, and includes:

•	Corporate Governance Guidelines

•	Nominating and Corporate Governance Committee Charter

•	Compensation Committee Charter

•	Audit Committee Charter

•	Board Risk Committee Charter

•	Codes of Ethics for directors, officers, and other employees

•	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

•	Chief Executive Officer and Chief Financial Officer Certifications

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

Retained earnings at December 31, 2013 and 2012 included approximately $21.9 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The deferred tax liability at December 31, 2013 includes $402.8 million of future deductible temporary differences. Included is $223.9 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes.

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

Although the general economic environment has shown some improvement, there can be no assurance that improvement will continue. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in a variety of consequences, including the following:

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

Since mid-2007, global financial markets have suffered substantial disruptions, illiquidity and volatility. These circumstances resulted in significant government assistance to a number of major financial institutions. These events significantly diminished overall confidence in the financial markets and in financial institutions and increased the uncertainty we face in managing our business. If future disruptions in the financial markets or the global or our regional economic environment arise, they could have an adverse effect on our results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.

The Government’s responses to economic conditions may adversely affect our financial performance.

The Federal Reserve Board, or the FRB, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of long-term treasury and mortgage-backed securities. In January 2014, the FRB announced that it would slow monthly purchases of these securities by an additional $10 billion, to $65 billion per month. If the FRB slows such purchases at too fast a rate and increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

The Dodd-Frank Act and related rules and regulations may adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act contains a variety of far-reaching changes and reforms for the financial services industry and directed federal regulatory agencies to study the effects of, and to issue implementing regulations for, these reforms. Many of the provisions of the Dodd-Frank Act could have a direct effect on our performance and, in some cases, impact our ability to conduct business. Examples of these provisions include, but are not limited to:

•

Creates of the Financial Stability Oversight Counsel that may recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Applies of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as IBERIABANK Corporation;

•

Changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the DIF, from 1.15% to not less than 1.35%, with provisions to require institutions with total consolidated assets of $10 billion or more, like us, to bear a greater portion of the costs associated with the increasing the DIF’s reserve ratio;

•	Repeals of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Establishes of the Consumer Financial Protection Bureau, or CFPB, with broad authority to implement and enforce consumer protection regulations, including the authority to prohibit “unfair, deceptive, and abusive practices.” For bank holding companies with $10 billion or more in assets, like IBERIABANK Corporation, the CFPB has the power to examine and enforce compliance with consumer protection laws.

•	Implements of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	Amends of the Electronic Fund Transfer Act to, among other things, authorize the FRB to issue rules limiting debit-card interchange fees (referred to as the “Durbin Amendment”).

Many of these provisions have already been the subject of proposed and final rulemakings. Many other provisions, however, remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions, as well as any additional legislative or regulatory changes, may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional capital and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition and results of operations.

In July, 2013, the U.S. District Court for the District of Columbia (the “Court”) issued an order granting summary judgment to plaintiffs in a case challenging certain provisions of the FRB’s regulation concerning the Durbin Amendment. The Court held that two aspects of the FRB’s regulation – the debit interchange fee and network exclusivity provisions – are contrary to the Durbin Amendment’s provisions and therefore the FRB regulation’s maximum permissible debit card interchange fees are too high. The Court vacated the FRB regulation, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB has decided to appeal this decision. If this decision is ultimately upheld and/or the FRB re-issues amended rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debt card interchange fees that would be permitted to charge likely would be reduced, thereby negatively affecting our financial performance. See Part II – Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”) for further information regarding our debit card interchange revenue.

We are required to submit a stress test under the Dodd Frank Act the results of which could significantly impact our ability to approve declare and pay dividends to shareholders, acquire other financial institutions and/or execute our growth strategy.

The Dodd Frank Act requires us to submit a stress test to the FRB that projects the Company’s performance under various economic scenarios provided by the FRB. We are required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of the FRB’s analysis of the Company’s projected performance (to include capital, earnings, and balance sheet changes) could hinder our ability to pay cash dividends to shareholders as has been the Company’s practice. The results of the stress test could also impact the FRB’s future decision making regarding future acquisitions by the Company.

Our ability to achieve expense reduction and earnings enhancement initiatives may be adversely affected by external factors not within our control.

We are continuing to implement a number of expense reduction and revenue enhancing initiatives that, fully implemented, are currently expected to result in estimated annual incremental run-rate benefits of approximately $24.5 million on a pre-tax basis. While many of the elements necessary to achieve these initiatives are within our control, others such as interest rates and prevailing economic conditions, which influence expenses and revenues, depend on external factors not within our control, and there can be no assurance that external factors will not materially adversely affect our ability to fully implement and accomplish these initiatives.

Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition, and we may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on IBERIABANK’s net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if more interest-earning assets than interest-bearing liabilities reprice or mature during a period when interest rates are declining, or more interest-bearing liabilities than interest-earning assets reprice or mature during a period when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is likely in the current low interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in interest rates on adjustable rate loans, thereby reducing our net interest income.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As of December 31, 2013, our interest rate risk model indicated we are fairly balanced over a 12-month time frame. A 100 basis instantaneous and parallel upward shift in interest rates at December 31, 2013, was estimated to increase net interest income over 12 months by approximately 3.3%.

Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by 2.6%. At December 31, 2013, approximately 50% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame reduces this percentage to 23%. Approximately 74% of our time deposit base will re-price within 12 months from December 31, 2013.

The required accounting treatment of troubled loans we acquired through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under U.S. GAAP, we are required to record troubled loans acquired through acquisitions at fair value, which may underestimate the actual performance of such loans. As a result, if these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

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

Our noninterest revenue attributable to mortgage banking activities has grown significantly in recent years. The Company is exposed to counterparty credit risk in the normal course of these sales activities as well as market risk when engaging in this activity that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates. Additionally, the Company retains repurchase risk associated with sales of these loans that is related to the Company’s residential mortgage loan underwriting and closing practices. Increases in claims under these repurchase or make-whole demands could have a material impact on our ability to continue participating in these types of activities as well as materially impact our financial condition, results of operations, and cash flows.

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

The FRB’s repeal of prohibitions against payment of interest on demand deposits may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. As of December 31, 2013 we maintained approximately 24% of our deposits as non-interest-bearing.

In July 2011, the FRB issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. Banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase. Although Regulation Q has been effective for over two years, the impact may not have been realized yet because of the current low interest rate policy environment.

As with other regulated financial institutions, we may become subject to more stringent regulatory capital requirements that limit our operations and potential growth, and which may result in regulatory action.

IBERIABANK Corporation and IBERIABANK are subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements. We must maintain certain risk-based and leverage capital ratios as required by our banking regulators, which can change depending on general economic conditions and IBERIABANK Corporation’s particular condition, risk profile, growth plans, and regulatory capital adequacy guidelines. If at any time we fail to meet minimum established capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.

In July 2013, U.S. banking regulatory agencies, including the FRB, approved a final rule to implement the revised capital adequacy standards of the Basel Committee, or “Basel III”, and to address relevant provisions of the Dodd-Frank Act. We will become subject to the new rule on January 1, 2015, and certain provisions of the new rule will be phased in from that date to January 1, 2019.

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

•	Permits banking organizations that achieve $15 billion or more in total assets after December 31, 2009 to phase-out of Tier 1 capital and include these securities as Tier 2 capital;

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights;

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights;

•	Requires a minimum of ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%;

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%;

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%;

•	Establishes a minimum leverage ratio requirement of 4%;

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures;

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625%, and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income;

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures;

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets; and

•	Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

We continue to evaluate the provisions of the final rule and their expected impact on us. Management believes that at December 31, 2013, IBERIABANK Corporation and IBERIABANK would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. However, there can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods. Satisfying such new capital standards could materially impact us relative to our peers. The final impact of the new capital and liquidity standards on us cannot be determined at this time and depend on a number of factors, including the treatment and implementation by U.S. banking regulators. These new requirements, however, and any other new regulations, could result in lower returns, result in regulatory actions if we were unable to comply with such requirements, and adversely affect our ability to pay dividends or repurchase shares, or to raise capital, including in ways that may adversely affect our financial condition or results of operations. Compliance with current or new capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels.

Our recent growth and financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our stated strategy is to grow organically and supplement that growth with select acquisitions. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost, depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors.

Supplementing our internal growth through acquisitions is an important part of our strategic focus. Since 1995, approximately 65% of our asset growth has been through acquisitions, or external growth. Our acquisition efforts focus on select markets and targeted entities. We operate in markets we consider to be contiguous, or natural extensions, to our current markets. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking organizations for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional equity securities would dilute existing shareholders’ interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to combine with us on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business, and we may not grow at the same rate we have grown in the past, or at all.

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

A part of our business strategy is to pursue acquisitions, which may include failing banks that are placed into FDIC receivership. The availability of acquisition candidates that meet our strategic objectives can fluctuate, and the FDIC mat not place banks into receivership that meet our strategic objectives. Different from non-FDIC assisted transactions, failed bank transactions typically include loss share arrangements with the FDIC that limit our downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. The terms of loss sharing arrangements may change, making FDIC-assisted transactions less attractive to us. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. In 2013, the number of FDIC failed bank resolutions decreased significantly over the previous year, and consequently, the bidding process for failing banks has become more competitive. The increased competition for such banks has made it more difficult for us to bid on terms we consider acceptable.

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

As of December 31, 2013, our total loan portfolio was approximately $9.5 billion, or 71% of total assets. At that date, the major components of our loan portfolio included 72% of commercial loans, both real estate and business, 6% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 22% of consumer loans. Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender.

Our loan portfolio has and will continue to be affected by the on-going correction in real estate markets, including reduced levels of home sales and declines in the performance of loans.

Although real estate market fundamentals have generally improved, there continues to be a slowdown in housing in some of our market areas, reflecting declining prices and excess inventories. We expect the home builder market to continue to be volatile and anticipate continuing pressure on the home builder segment. In addition, many banking institutions, including us, have experienced declines in the performance of other loans, including construction, land development and land loans and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If the slowdown in the housing markets continues, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings.

We maintain an allowance for credit losses in an attempt to cover losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

The determination of the allowance for credit losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in these estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for credit losses would have an adverse effect on our operating results and financial condition.

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans also typically are larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in a loss of earnings, an increase in the provision for credit losses or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

We or our subsidiaries were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.

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

Amounts available under our existing credit facilities as of December 31, 2013, consist of $2.2 billion in FHLB notes and $155.0 million in the form of federal funds and other lines of credit.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see Note 16 to the consolidated financial statements in this Report.

Additionally, the Company is frequently the recipient of dividends from its subsidiaries, including IBERIABANK, and relies on these dividends as a source of cash flow. The amount of future dividends from IBERIABANK is dependent upon its performance and could be impacted by future unanticipated regulatory limitations. Such events could impact the Company’s ability to issue future dividends and ultimate solvency if other sources of cash flows were not available.

If our investment in the common stock of the Federal Home Loan Bank of Dallas is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We hold FHLB stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. The aggregate cost and fair value of our FHLB common stock as of December 31, 2013 was $24.4 million based on its par value. There is no market for FHLB common stock.

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

Our securities portfolio includes securities that are subject to declines in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. A prolonged decline in the value of these or other securities could result in an other-than-temporary impairment write-down, which would reduce our earnings. Additionally, while accumulated other comprehensive income (“AOCI”) is not currently deducted from regulatory capital under the existing regulatory capital framework, the new Basel III rules require that AOCI be included in the computation of capital and related ratios. Currently, we are of a size that enables us to opt-out of including AOCI in the computation of regulatory capital beginning with our Call report for the quarter ending March 31, 2015. To the extent that we do not opt-out, our regulatory capital and related ratios could be subject to market value adjustments of our securities portfolio and any other current or future measurements that GAAP requires or could require be recognized in including AOCI in the capital and related ratio computations.

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

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities internally. We also outsource some of these functions to third parties who may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

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

Across the industry, bad debt and fraud losses in credit and debit cards have risen when compared to historical levels. Reasons for increased losses include changes in underwriting standards, mass marketing of cards in a saturated market, consumer bankruptcies and economic factors, as well as evolving schemes to illegally use cards despite risk management practices employed by us and the card industry. We believe that we have established an effective collection process and other internal controls to minimize such losses.

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

Substantial legal liability or significant regulatory action against us, including our subsidiaries, could materially adversely affect our business, financial condition or results of operations, or cause significant harm to our reputation. Additional information relating to litigation is discussed in Note 21 (“Commitments and Contingencies”) to the consolidated financial statements, and in Part I, Item 3 (“Legal Proceedings”) of this Report.

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

The implementation of the Biggert-Waters Flood Insurance Reform Act of 2012 could negatively impact our customers’ ability to repay loans and maintain deposit balances and have significant, negative impacts on real estate values in certain geographies in which the Company operates. These events could adversely affect our financial condition, liquidity, and/or results of operations.

The Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters”), became law in 2012 and intended to reform and modernize the National Flood Insurance Program by reducing federal insurance subsidies for certain property in flood-prone areas. The increases in flood insurance premiums proposed by Biggert-Waters were to take effect in the latter part of 2013, but subsequent legislative action has delayed certain flood insurance premium increases.

Flood insurance premium increases could significantly slow economic activity in our market areas in which flood insurance policies are issued, as well as impair property owners’ ability to continue to own, and in the case of businesses, operate their facilities. To the extent these borrowers are impacted by Biggert-Waters, their ability to service loans owed to us, and the value of collateral could be adversely impacted. In addition, a decrease in the volume of sales transactions for properties located in these areas, as well as reduced deposit levels maintained by these customers, could result.

If there is no repeal or amendment of Biggert-Waters, potential outcomes could include, but not be limited to: lower loan growth, increased past due loans, increased non-performing assets, higher net charge offs, and/or reduced deposit levels. These events, either collectively or individually, could negatively affect our financial condition, liquidity, and/or results of operations.

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

We face substantial competition for deposit, credit, title and trust relationships and other financial services and products in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance could be adversely affected.

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

We completed such an evaluation for the Company during the fourth quarter of 2013 and concluded that an impairment charge was not necessary for the year ended December 31, 2013. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Our reported financial results depend on our management’s selection of accounting methods and certain assumptions and estimates, and there may be changes in accounting policies or accounting standards that could adversely affect our financial condition and results of operations.

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

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements. Recently, FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change our financial statements in the future. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent registered auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in it restating prior period financial statements in material amounts.

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

Our indemnification assets are highly dependent upon the resolution of covered assets within the coverage period (as outlined in the loss share agreements with the FDIC) and could become impaired if events outside of our control prohibit us from collecting from the FDIC.

Our loss share agreements represent $162 million on our consolidated balance sheet as of December 31, 2013 and of this amount, $38 million is collectible from the FDIC and $10 million is collectible from transactions on other real estate owned. For certain covered assets, loss share coverage expires in the next 12 – 20 months. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC or OREO transactions, future impairments would be required.

The Company is subject to the interpretations of the loss share agreement by the FDIC to include the timing and amount of loss that may be claimed on a particular covered asset. To the extent the FDIC develops new or different interpretations of the loss share agreements, our indemnification assets could become impaired or the Company may be required to remit claims previously received back to the FDIC.

Failure to comply with the terms and conditions of our loss share agreements with the FDIC may result in significant losses.

Our failure to comply with the terms and conditions of our loss share agreements or to service properly the loans and OREO under the requirements of the loss share agreements may cause undervalued loans or pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are not currently anticipated.

We are subject to the interpretations of the loss share agreement by the FDIC to include the timing and amount of loss that may be claimed on a particular covered asset. To the extent the FDIC develops new or different interpretations of the terms and conditions loss share agreements, our indemnification assets could become impaired or we could be required to remit payments for claims previously received back to the FDIC.

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

Our common stock trades on NASDAQ Global Select Market. During 2013, the average daily trading volume of our common stock was approximately 158,200 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

As of December 31, 2013, we operated 267 combined offices, including 172 bank branch offices and four loan production offices in Louisiana, Arkansas, Alabama, Florida, Texas, and Tennessee, 21 title insurance offices in Arkansas and Louisiana, mortgage representatives in 61 locations in twelve states, and nine wealth management locations in four states. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $11.4 million in 2013. During 2013, we and our subsidiaries received $1.5 million in rental income for space leased to others. At December 31, 2013, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.

Additional information on our premises is provided in Note 10 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.	Legal Proceedings.

The nature of the business of IBKC’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which IBKC is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. For additional information, see Note 8 to the consolidated financial statements. IBKC believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of IBKC and its shareholders.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is information with respect to the executive officers of IBERIABANK Corporation and principal occupations and positions held for periods including the last five years.

DARYL G. BYRD, age 59, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of IBERIABANK.

ANTHONY J. RESTEL, age 44, has served as Senior Executive Vice President and Chief Financial Officer since 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of IBERIABANK.

MICHAEL J. BROWN, age 50, has served as Senior Executive Vice President since 2001. In September 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.

JEFFERSON G. PARKER, age 61, serves as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management. He has served as our Vice-Chairman since September 2009. Before his employment with the Company, Mr. Parker was a member of our Board of Directors since 2001. Prior to joining IBERIABANK, he served as President of Howard Weil, Inc., an energy research and investment banking boutique serving institutional investors.

JOHN R. DAVIS, age 53, has served as Senior Executive Vice President – Mergers and Acquisitions and Investor Relations since 2001. He also serves as Director of Financial Strategy and Mortgage.

ELIZABETH A. ARDOIN, age 45, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization. She has been Senior Executive Vice President, Director of Communications, Facilities and Human Resources since February 2013. Ms. Ardoin also serves as a director of the New Orleans Branch of the Federal Reserve Bank of Atlanta.

GEORGE J. BECKER III, age 73, has served as Executive Vice President, Director of Organizational Development since February 2005. In 2007, he began his second tenure as Director of Corporate Operations. In 2013, he was appointed Director of Vendor Operations.

BARRY F. BERTHELOT, age 64, joined the Company in 2010 as Executive Vice President and Director of Organizational Development. Prior to joining IBERIABANK, he served as President of the Acadiana market for JP Morgan Chase.

J. RANDOLPH BRYAN, age 46, has served as Executive Vice President and Chief Risk Officer since July 2012. Mr. Bryan previously served as Director of Strategic Initiatives and M&A prior to becoming Chief Risk Officer. Prior to joining the Company, Mr. Bryan served as Chief Operating Officer for First Southern Bancorp in Boca Raton, Florida. Prior to his experience at First Southern Bancorp, the majority of Mr. Bryan’s banking career was spent at Capital One/Hibernia National Bank, where he held a number of different leadership roles over a 13-year period, including responsibility for Capital One’s Banking Sales Arena, which included marketing and delivery channel management, national direct banking, customer experience, corporate communications, and public relations.

ROBERT M. KOTTLER, age 55, has served as Executive Vice President and Director of Retail and Small Business since his appointment in 2011. Prior to joining the Company, Mr. Kottler previously worked for Capital One Bank as Executive Vice President for Small Business Banking, and prior to its merger with Capital One Financial Corporation in 2005, served Hibernia Corporation as its Senior Executive Vice President and Chief Sales Support Officer.

H. SPURGEON MACKIE, JR., age 63, has served as Executive Vice President and Chief Credit Officer since 2013. Mr. Mackie previously served as Executive Credit Officer since his appointment in 2011. Prior to joining the Company, Mr. Mackie, Jr. previously served as Executive Director of the Community Foundation of Gaston County, Inc. Prior to that role, he worked for First Union/Wachovia in numerous capacities for 32 years, including Area President, Chief Credit Officer for Interstate Banking, and Chief Risk Officer for the General Bank, among others.

ROBERT B. WORLEY, JR., age 54, has served as Executive Vice President, General Counsel and Corporate Counsel since his appointment in 2011. Before joining the Company, Mr. Worley practiced law in New Orleans with the Jones Walker law firm, where he was a partner, and had served as the Chairman of the firm’s Professional Employment Committee, was a partner in the firm and also served on the firm’s Board of Directors. Before that, Mr. Worley was a shareholder (partner) in the Kullman firm, a law firm in New Orleans. He has practiced law for 28 years.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2008 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL > $10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
IBERIABANK Corporation	100.00	115.45	130.05	111.28	113.94	149.48
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank > $10B	100.00	99.84	111.96	85.22	116.09	158.42

The stock performance graph assumes $100.00 was invested December 31, 2008. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

There were no stock repurchases in 2013. 46,692 shares remain available for purchase pursuant to publically announced plans.

Restrictions on Dividends

Holders of the Company’s common stock are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2013, no shares of preferred stock were issued and outstanding.

In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.

For additional information, see Notes 16 and 25 of the Notes to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the period covered by this Report in alerting them in a timely manner to material information required to be disclosed by us in reports that we file or submit under the Exchange Act.

In addition, we reviewed our financial reporting internal controls. There were no significant changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm, are included in Exhibit 13 and are incorporated by reference herein.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Exhibit 13 to this report.

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

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated as of February 10, 2014, by and between the Registrant and First Private Holdings, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated February 10, 2014.

Exhibit No. 2.2	Agreement and Plan of Merger, dated as of January 12, 2014, between the Registrant and Teche Holding Company – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 12, 2014.

Exhibit No. 2.3	Purchase and Assumption Agreement dated as of August 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of CapitalSouth Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2009.

Exhibit No. 2.4	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.5	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 7, 2012.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank- incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker, III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.17	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.18	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.19	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.21	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.22	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.23	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.25	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.26	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.27	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.30	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.31	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.32	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.33	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.34	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.35	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.36	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII- incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.42	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.37	Change in Control Severance Agreement with James B. Gburek dated September 21, 2009 – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 10.38	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.39	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.40	Form of Termination of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, and John R. Davis, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.41	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.42	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.43	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.44	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.45	Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.46	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 10.47	Form of IBERIABANK Corporation Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2013.

Exhibit No. 10.48	Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012.

Exhibit No. 10.49	IBERIABANK Corporation 2014 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 17, 2014

Exhibit No. 10.50	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.51	Form of IBERIABANK Corporation Performance Unit Agreement (Performance Cash).

Exhibit No. 10.52	Form of IBERIABANK Corporation Restricted Share Unit Agreement (Performance Shares).

Exhibit No. 10.53	Form of IBERIABANK Corporation Restricted Stock Agreement.

Exhibit No. 10.54	Form of IBERIABANK Corporation Stock Option Agreement.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2013, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.1	Purchase and Assumption Agreement dated as of July 23, 2010, by and among the Federal Deposit Insurance Corporation, Receiver of Sterling Bank, Lantana, Florida, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A dated August 2, 2010.

Exhibit No. 99.2	Corporate Governance Guidelines, as amended – incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: February 28, 2014	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	February 28, 2014
Daryl G. Byrd

/s/ John R. Davis	Senior Executive Vice President-Mergers and Acquisitions and Investor Relations, Director of Financial Strategy and Mortgage	February 28, 2014
John R. Davis

/s/ Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	February 28, 2014
Anthony J. Restel

/s/ M. Scott Price	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2014
M. Scott Price

/s/ Elaine D. Abell	Director	February 28, 2014
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	February 28, 2014
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	February 28, 2014
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	February 28, 2014
John N. Casbon

/s/ Angus R. Cooper, II	Director	February 28, 2014
Angus R. Cooper, II

/s/ William H. Fenstermaker	Chairman of the Board	February 28, 2014
William H. Fenstermaker

/s/ John E. Koerner, III	Director and Audit Committee Member	February 28, 2014
John E. Koerner, III

/s/ O. Miles Pollard, Jr.	Director and Audit Committee Member	February 28, 2014
O. Miles Pollard, Jr.

/s/ E. Stewart Shea III	Director	February 28, 2014
E. Stewart Shea III

/s/ David H. Welch	Director	February 28, 2014
David H. Welch