Form 10-Q
period 2014-03-31
IBERIABANK CORP
filed 2014-05-09
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
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

At April 30, 2014, the Registrant had 30,051,124 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
(Dollars in thousands, except share data)	2014	2013

Assets
Cash and due from banks	$285,271	$238,672
Interest-bearing deposits in banks	145,037	152,724

Total cash and cash equivalents	430,308	391,396
Securities available for sale, at fair value	1,933,314	1,936,797
Securities held to maturity, fair values of $150,963 and $152,566, respectively	150,660	154,109
Mortgage loans held for sale ($128,873 and $97,273, respectively, recorded at fair value)	131,478	128,442
Loans covered by loss share agreements	664,295	719,793
Non-covered loans, net of unearned income	8,976,999	8,772,226

Total loans, net of unearned income	9,641,294	9,492,019
Allowance for loan losses	(134,602)	(143,074)

Loans, net	9,506,692	9,348,945
FDIC loss share receivables	141,185	162,312
Premises and equipment, net	287,387	287,510
Goodwill	410,494	401,872
Other assets	559,406	554,167

Total Assets	$13,550,924	$13,365,550

Liabilities
Deposits:
Non-interest-bearing	$2,728,736	$2,575,939
Interest-bearing	8,170,127	8,161,061

Total deposits	10,898,863	10,737,000
Short-term borrowings	683,086	680,344
Long-term debt	279,864	280,699
Other liabilities	125,922	136,528

Total Liabilities	11,987,735	11,834,571

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 50,000,000 shares authorized; 31,917,385 shares issued	31,917	31,917
Additional paid-in capital	1,177,145	1,178,284
Retained earnings	448,322	436,141
Accumulated other comprehensive loss	(6,176)	(16,491)
Treasury stock at cost - 1,877,360 and 2,130,841 shares, respectively	(88,019)	(98,872)

Total Shareholders’ Equity	1,563,189	1,530,979

Total Liabilities and Shareholders’ Equity	$13,550,924	$13,365,550

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013

Interest and Dividend Income
Loans, including fees	$121,154	$123,067
Mortgage loans held for sale, including fees	885	1,325
Investment securities:
Taxable interest	9,367	7,105
Tax-exempt interest	1,550	1,756
Amortization of FDIC loss share receivable	(19,264)	(27,702)
Other	540	865

Total interest and dividend income	114,232	106,416

Interest Expense
Deposits:
NOW and MMDA	4,184	5,406
Savings	64	94
Time deposits	2,937	4,654
Short-term borrowings	242	141
Long-term debt	2,397	3,250

Total interest expense	9,824	13,545

Net interest income	104,408	92,871
Provision for (Reversal of) loan losses	2,103	(3,377)

Net interest income after provision for loan losses	102,305	96,248

Non-interest Income
Service charges on deposit accounts	7,012	6,797
Mortgage income	10,133	18,931
Title revenue	4,167	5,021
ATM/debit card fee income	2,467	2,183
Income from bank owned life insurance	2,441	939
Gain on sale of assets	6	47
Gain on sale of available for sale investments	19	2,328
Derivative losses reclassified from other comprehensive income	—	(425)
Broker commissions	4,048	3,534
Other income	5,388	5,136

Total non-interest income	35,681	44,491

Non-interest Expense
Salaries and employee benefits	59,861	62,529
Net occupancy and equipment	13,991	15,195
Impairment of FDIC loss share receivables and other long-lived assets	332	31,813
Franchise and shares tax	950	1,220
Communication and delivery	2,767	3,271
Marketing and business development	2,850	3,087
Data processing	5,382	3,992
Office supplies and printing	503	757
Amortization of acquisition intangibles	1,218	1,183
Professional services	3,748	4,418
Costs of OREO property, net	1,160	972
Credit and other loan related expense	3,560	3,739
Insurance	3,417	2,501
Travel and entertainment	2,330	2,268
Other expenses	5,359	7,953

Total non-interest expense	107,428	144,898

Income (loss) before income tax expense	30,558	(4,159)
Income tax expense (benefit)	8,163	(4,876)

Net Income	22,395	717

Income Available to Common Shareholders - Basic	$22,395	$717
Earnings Allocated to Unvested Restricted Stock	(405)	—

Earnings Available to Common Shareholders - Diluted	21,990	717

Earnings per common share - Basic	$0.75	$0.02
Earnings per common share - Diluted	0.75	0.02
Cash dividends declared per common share	0.34	0.34

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$15,888	$(1,994)
Other than temporary impairment realized in net income	—	—
Less: reclassification adjustment for gains included in net income	(19)	(2,328)

Unrealized gain (loss) on securities, before tax	15,869	(4,322)

Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	—	2,073
Less: reclassification adjustment for losses included in net income	—	425

Fair value of derivative instruments designated as cash flow hedges, before tax	—	2,498

Other comprehensive income (loss), before tax	15,869	(1,824)
Income tax expense (benefit) related to items of other comprehensive (loss) income	5,554	(639)

Other comprehensive income (loss), net of tax	10,315	(1,185)

Comprehensive income (loss)	$32,710	$(468)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands, except share and per share data)
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total

Balance, December 31, 2012	31,917,385	$31,917	$1,176,180	$411,472	$24,477	2,427,640	$(114,178)	1,529,868
Net income	—	—	—	717	—	—	—	717
Other comprehensive loss	—	—	—	—	(1,185)	—	—	(1,185)
Cash dividends declared, $0.34 per share	—	—	—	(10,095)	—	—	—	(10,095)
Reissuance of treasury stock under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	(1,193)	—	—	(202,036)	3,446	2,253
Common stock issued for recognition and retention plans	—	—	(8,078)	—	—	—	8,078	—
Share-based compensation cost	—	—	2,512	—	—	—	—	2,512

Balance, March 31, 2013	31,917,385	$31,917	$1,169,421	$402,094	$23,292	2,225,604	$(102,654)	$1,524,070

Balance, December 31, 2013	31,917,385	$31,917	$1,178,284	$436,141	$(16,491)	2,130,841	$(98,872)	$1,530,979
Net income	—	—	—	22,395	—	—	—	22,395
Other comprehensive income	—	—	—	—	10,315	—	—	10,315
Cash dividends declared, $0.34 per share	—	—	—	(10,214)	—	—	—	(10,214)
Reissuance of treasury stock under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	1,862	—	—	(253,481)	5,017	6,879
Common stock issued for recognition and retention plans	—	—	(5,836)	—	—	—	5,836	—
Share-based compensation cost	—	—	2,835	—	—	—	—	2,835

Balance, March 31, 2014	31,917,385	$31,917	$1,177,145	$448,322	$(6,176)	1,877,360	$(88,019)	$1,563,189

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Cash Flows from Operating Activities
Net income	$22,395	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,396	6,899
Amortization of purchase accounting adjustments, net	(45)	(6,358)
(Reversal of) provision for loan losses	2,103	(3,377)
Share-based equity compensation expense	2,835	2,512
Gain on sale of assets	(6)	(47)
Gain on sale of available for sale investments	(19)	(2,328)
Gain on sale of OREO	(400)	(1,387)
Impairment of FDIC loss share receivables and other long-lived assets	332	31,813
Amortization of premium/discount on investments	3,314	5,600
Derivative losses on swaps	—	1
(Benefit) provision for deferred income taxes	(29,139)	123
Originations of mortgage loans held for sale	(317,579)	(536,673)
Proceeds from sales of mortgage loans held for sale	320,106	634,540
Gain on sale of mortgage loans held for sale, net	(9,202)	(18,429)
Tax benefit associated with share-based payment arrangements	(906)	(330)
Decrease (increase) in other assets	19,878	(9,368)
Other operating activities, net	(11,074)	4,424

Net Cash Provided by Operating Activities	6,989	108,332

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	14,050	19,234
Proceeds from maturities, prepayments and calls of securities available for sale	78,498	288,650
Purchases of securities available for sale	(76,223)	(548,154)
Proceeds from maturities, prepayments and calls of securities held to maturity	3,180	8,724
Purchases of securities held to maturity	—	(2,412)
Reimbursement of recoverable covered asset losses from (to) the FDIC	(76)	37,903
Increase in loans receivable, net	(45,563)	(101,684)
Proceeds from sale of premises and equipment	101	105
Purchases of premises and equipment	(4,818)	(6,019)
Proceeds from disposition of real estate owned	11,543	17,719
Investment in new market tax credit entities	(4,717)	—
Cash received in excess of cash paid for acquisition	91,685	—
Other investing activities, net	(5,100)	11,244

Net Cash Provided by (Used in) Investing Activities	62,560	(274,690)

Cash Flows from Financing Activities
Decrease in deposits, net of deposits acquired	(29,350)	(61,823)
Net change in short-term borrowings, net of borrowings acquired	2,742	(8,889)
Proceeds from long-term debt	—	—
Repayments of long-term debt	(780)	(99,617)
Dividends paid to shareholders	(10,128)	(10,027)
Proceeds from sale of treasury stock for stock options exercised	8,247	3,181
Payments to repurchase common stock	(2,274)	(1,258)
Tax benefit associated with share-based payment arrangements	906	330

Net Cash Used in Financing Activities	(30,637)	(178,103)

Net Increase (Decrease) In Cash and Cash Equivalents	38,912	(344,461)
Cash and Cash Equivalents at Beginning of Period	391,396	970,977

Cash and Cash Equivalents at End of Period	$430,308	$626,516

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$4,628	$26,633
Transfers of property into Other Real Estate	$4,628	$26,633

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$9,708	$13,739
Income taxes, net	$13,208	$3,127

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and note disclosures for IBERIABANK Corporation (the “Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners L.L.C. (“ICP”), IB Aircraft Holdings, LLC, IBERIA Asset Management, Inc. (“IAM”), and IBERIA CDE, L.L.C. (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

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

Mortgage loans held for sale

Excluding loans held for sale that are recorded at fair value under the fair value option, mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. When determining the fair value of loans held for sale, the Company obtains quotes or bids on these loans directly from purchasing financial institutions. Mortgage loans held for sale that were recorded at estimated fair value are included in Note 16.

Impaired loans

Loans are measured for impairment using the methods permitted by Accounting Standards Codification (“ASC”) Topic 310. Fair value measurements are used in determining impairment using either the loan’s observable market price (Level 1), if available, or the fair value of the collateral if the loan is collateral dependent (Level 2). Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan’s effective interest rate, is not considered a fair value measurement. Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned (OREO)

Fair values of OREO at March 31, 2014 and December 31, 2013 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $818,000 and $1,154,000 in earnings for the three months ended March 31, 2014 and 2013, respectively.

Derivative financial instruments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The Company offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows the Company to identify a known cost of funds. The rate of return is based on an equity index, and as such represents an embedded derivative. Fair value of interest rate swaps, interest rate lock commitments, forward sales contracts, and equity-linked written and purchased options are estimated using prices of financial instruments with similar characteristics, and thus are classified within Level 2 of the fair value hierarchy.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2014-01

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Investments – Equity Method and Joint Ventures, in order to provide guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit (“LIHTC”). Through the Company’s investments in these entities, the Company receives tax credits and/or tax deductions from operating losses, which are allowable on the Company’s filed income tax returns over a 10-year period, subject to recapture over a 15-year period beginning with the first year the tax credits are earned.

Under current U.S. generally accepted accounting principles (“U.S. GAAP”), the Company may elect to account for the investments using the effective yield method if certain conditions are met, and if they are not met, the investments are accounted for under either the equity method or the cost method. The Company currently accounts for its investments under the equity method. The provisions of ASU No. 2014-01 permit the Company to make an accounting policy election to account for its investments in LIHTC entities using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the Company’s consolidated statements of comprehensive income as a component of income tax expense or benefit. ASU No. 2014-01 also required the Company to disclose information that enables users of the consolidated financial statements to understand the nature of the Company’s investments, the measurement of these investments, and their effect on the Company’s financial position and results of operations.

ASU No. 2014-01 is effective beginning with the Company’s first quarter ending March 31, 2015, with early adoption permitted. If adopted, the provisions of ASU No. 2014-01 would be applied retrospectively to all financial statement periods presented. The Company is currently assessing the effect a change in accounting policy would have on its consolidated financial statements, but does not anticipate the potential accounting policy change to the proportional amortization method would be material to the financial condition, results of operations, or liquidity of the Company. The expanded disclosures required by ASU No. 2014-01 will be incorporated in the Company’s future consolidated financial statements upon adoption.

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

The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended March 31
(Dollars in thousands, except per share data)	2014	2013
Income available to common shareholders	$22,395	$717
Distributed earnings (capital) to unvested restricted stock	(403)	(14)

Distributed earnings (capital) to common shareholders - basic	21,992	703
Undistributed earnings reallocated to unvested restricted stock	(2)	(6)

Distributed and undistributed earnings to common shareholders - diluted	$21,990	$697

Weighted average shares outstanding - basic (1)	29,813,609	29,502,711
Weighted average shares outstanding - diluted	29,417,290	28,979,168

Earnings per common share - basic	$0.75	$0.02
Earnings per common share - diluted	0.75	0.02
Earnings per unvested restricted stock share - basic	0.74	0.03
Earnings per unvested restricted stock share - diluted	0.74	0.04

(1)	Weighted average basic shares outstanding include 543,288 and 564,543 shares of unvested restricted stock for the three months ended March 31, 2014 and 2013, respectively.

Additional information on the Company’s basic earnings per common share is shown in the following table.

	For the Three Months Ended March 31
(Dollars in thousands, except per share data)	2014	2013
Distributed earnings to common shareholders	$10,030	$9,896
Undistributed earnings (distributed capital) to common shareholders	11,962	(9,193)

Total earnings to common shareholders	$21,992	$703

Distributed earnings to unvested restricted stock	$184	$199
Undistributed earnings (distributed capital) to unvested restricted stock	219	(185)

Total earnings allocated to restricted stock	$403	$14

Distributed earnings per common share	$0.34	$0.34
Undistributed earnings (distributed capital) per common share	0.41	(0.32)

Total earnings per common share - basic	$0.75	$0.02

Distributed earnings per unvested restricted stock share	$0.34	$0.35
Undistributed earnings (distributed capital) per unvested restricted stock share	0.40	(0.33)

Total earnings per unvested restricted stock share - basic	$0.74	$0.02

For the three months ended March 31, 2014 and 2013, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 615,703 and 641,922, respectively, and are adjusted for the weighted average shares in treasury stock of 2,006,287 and 2,337,295, respectively.

The effects from the assumed exercises of 11,623 and 790,431 stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 4 – ACQUISITION ACTIVITY

Acquisition of Certain Assets and Liabilities of Trust One Bank, a division of Synovus Bank

On January 17, 2014, IBERIABANK acquired certain assets and assumed certain liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank (hereby referred to as “Trust One-Memphis”). Under terms of the agreement, Synovus Bank paid IBERIABANK $91,639,000 in cash to acquire four Trust One-Memphis branches in the Memphis, Tennessee market, which resulted in goodwill of $8,401,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, if any, were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, IBERIABANK recorded goodwill as part of the acquisition. With this acquisition, IBERIABANK expanded its presence in the Memphis, Tennessee Metropolitan Statistical Area (“MSA”) through the addition of four branches and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market. Additionally, goodwill was also created by the expected cost savings that will be recognized in future periods through the elimination of redundant operations. Goodwill created in the acquisition in not deductible for income tax purposes.

In accordance with ASC Topic 805, estimated fair values are subject to change up to one year after the acquisition date. This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values would be recorded in the period in which the acquisition occurred, and as a result, previously reported results are subject to change. Information regarding the Company’s loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances, recorded in the acquisition may be adjusted as the Company refines its estimates of the current and deferred tax balances acquired, as well as the fair values of loans acquired, core deposit intangible asset, and the deferred tax assets or liabilities created from the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following table.

(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$92,060	$—		$92,060
Loans	88,179	(877	) (1)	87,302
Other real estate owned	1,325	—		1,325
Core deposit intangible	—	2,597	(2)	2,597
Other assets	368	—		368

Total Assets	$181,932	$1,720		$183,652

Liabilities				—
Interest-bearing deposits	$164,942	$—		$164,942
Non-interest-bearing deposits	26,373	—		26,373
Deferred tax liability	—	654	(3)	654
Other liabilities	84	—		84

Total Liabilities	$191,399	$654		$192,053

Explanation of certain fair value adjustments

(1)	The adjustment represents the write down of the book value of Trust One-Memphis loans to their estimated fair value based on current interest rates and expected cash flows which includes estimates of expected credit losses inherent in the portfolio.
(2)	The adjustment represents the fair value of the core deposit intangible asset created in the acquisition.
(3)	The adjustment represents the deferred tax liability recognized on the fair value adjustment of Trust One-Memphis acquired assets and assumed liabilities.

Acquisition of The Title Company LLC

On February 24 2014, the Company’s subsidiary, LTC, acquired The Title Company LLC. Under terms of the agreement, LTC paid $375,000 in cash to acquire a title office in Baton Rouge, Louisiana, which resulted in goodwill of $221,000. The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Purchased assets were recorded at their acquisition date fair values. Identifiable intangible assets were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets, the Company recorded goodwill as part of the acquisition. The goodwill recognized was the result of LTC’s expanded presence into the Baton Rouge, Louisiana MSA and an experienced in-market team that enhances its ability to compete in that market. As part of the acquisition, LTC also acquired or created the following other assets:

(Dollars in thousands)	Amount

Non-compete agreement	$63
Title plant	14
Other intangible assets	75
Other assets	2

Total Assets	$154

Pro-forma information for the three months ended March 31, 2014 and 2013 that reflect the estimated consolidated results of operations as if the acquisition occurred on January 1, 2013 would not be materially different than the Company’s reported results for the same periods due the immaterial nature of the individual transactions to the Company’s results.

Acquisition of Teche Holding Company

During the first quarter of 2014, the Company announced the signing of a definitive agreement to acquire Teche Holding Company (“Teche”), the holding company of Teche Federal Bank, a New Iberia, Louisiana-based commercial bank with 20 branch locations servicing south Louisiana. The proposed acquisition of Teche has been approved by the Board of Directors of each company and is expected to close on May 31, 2014, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Teche’s shareholders.

Under terms of the agreement, Teche shareholders will receive 1.162 shares of the Company’s common stock for each of the Teche common stock shares outstanding, subject to certain market price adjustments provided for in the agreement. All unexercised Teche stock options, whether or not vested, will be cashed out and shares of restricted stock will become fully vested in connection with the acquisition.

Acquisition of First Private Holdings, Inc.

During the first quarter of 2014, the Company announced the signing of a definitive agreement to acquire First Private Holdings, Inc. (“First Private”), the holding company of First Private Bank of Texas, a Dallas, Texas-based commercial bank with four branch locations, including two mobile branches. The acquisition has been approved by the Board of Directors of each company and is expected to close in the second quarter of 2014, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of First Private’s shareholders.

Under terms of the agreement, First Private shareholders will receive 0.27 of a share of the Company’s common stock for each of the First Private common stock shares outstanding, subject to certain market price adjustments provided for in the agreement. All unexercised First Private options and warrants, whether or not vested, will be cashed out.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$376,289	$1,489	$(9,266)	$368,512
Obligations of state and political obligations	102,930	3,161	(210)	105,881
Mortgage-backed securities	1,463,016	11,120	(16,683)	1,457,453
Other securities	1,460	8	—	1,468

Total securities available for sale	$1,943,695	$15,778	$(26,159)	$1,933,314

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$34,484	$338	$—	$34,822
Obligations of state and political obligations	82,256	2,161	(714)	83,703
Mortgage-backed securities	33,920	244	(1,726)	32,438

Total securities held to maturity	$150,660	$2,743	$(2,440)	$150,963

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$406,092	$1,382	$(11,913)	$395,561
Obligations of state and political obligations	105,300	2,435	(256)	107,479
Mortgage-backed securities	1,450,194	10,031	(27,947)	1,432,278
Other securities	1,460	19	—	1,479

Total securities available for sale	$1,963,046	$13,867	$(40,116)	$1,936,797

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$34,478	$484	$—	$34,962
Obligations of state and political obligations	84,290	1,463	(1,624)	84,129
Mortgage-backed securities	35,341	258	(2,124)	33,475

Total securities held to maturity	$154,109	$2,205	$(3,748)	$152,566

Securities with carrying values of $1.5 billion were pledged to secure public deposits and other borrowings at both March 31, 2014 and December 31, 2013.

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

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	March 31, 2014
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(8,120)	$240,386	$(1,146)	$30,107	$(9,266)	$270,493
Obligations of state and political obligations	(4)	330	(206)	1,067	(210)	1,397
Mortgage-backed securities	(11,669)	687,547	(5,014)	140,017	(16,683)	827,564

Total securities available for sale	$(19,793)	$928,263	$(6,366)	$171,191	$(26,159)	$1,099,454

Securities held to maturity:
Obligations of state and political obligations	$(359)	$14,125	$(355)	$8,637	$(714)	$22,762
Mortgage-backed securities	(738)	12,345	(988)	12,113	(1,726)	24,458

Total securities held to maturity	$(1,097)	$26,470	$(1,343)	$20,750	$(2,440)	$47,220

	December 31, 2013
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(11,764)	$298,515	$(149)	$5,515	$(11,913)	$304,030
Obligations of state and political obligations	(30)	2,415	(226)	1,047	(256)	3,462
Mortgage-backed securities	(23,749)	864,899	(4,198)	81,870	(27,947)	946,769

Total securities available for sale	$(35,543)	$1,165,829	$(4,573)	$88,432	$(40,116)	$1,254,261

Securities held to maturity:
Obligations of state and political obligations	$(1,181)	$29,355	$(443)	$6,240	$(1,624)	$35,595
Mortgage-backed securities	(952)	12,913	(1,172)	11,616	(2,124)	24,529

Total securities held to maturity	$(2,133)	$42,268	$(1,615)	$17,856	$(3,748)	$60,124

The Company assessed the nature of the losses in its portfolio as of March 31, 2014 and December, 31, 2013 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

At March 31, 2014, 164 debt securities had unrealized losses of 2.43% of the securities’ amortized cost basis and 1.37% of the Company’s total amortized cost basis. At December 31, 2013, 207 debt securities had unrealized losses of 3.23% of the securities’ amortized cost basis and 2.07% of the Company’s total amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes. Additional information on securities that have been in a continuous loss position for over twelve months at March 31, 2014 and December 31, 2013 is presented in the following table.

(Dollars in thousands)	March 31, 2014	December 31, 2013

Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	26	20
Issued by political subdivisions	6	5

	32	25
Amortized Cost Basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$189,386	$104,520
Issued by political subdivisions	10,264	7,956

	$199,650	$112,476
Unrealized Loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$7,149	$5,519
Issued by political subdivisions	560	669

	$7,709	$6,188

The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. Six of the securities in a continuous loss position for over twelve months were issued by political subdivisions. Five of the securities issued by political subdivisions have credit ratings by S&P ranging from A+ to AAA and credit ratings from Moody’s ranging from Aa2 to Aaa. The remaining security in a continuous unrealized loss position for over twelve months was issued by a political subdivision and is discussed in further detail below.

Prior to 2013, management assessed the operating environment of a bond issuer as adverse and concluded that the Company had one unrated revenue municipal bond that warranted an other-than-temporary impairment charge. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded. The Company recorded total impairment of 50% of the par value of the bond and provided a fair value of the bonds that was consistent with current market pricing. During 2014, the Company continued to analyze the operating environment of the bond as it did in prior periods and noted no further deterioration in the operating environment of the bond issuer.

During the three months ended March 31, 2014 and 2013, there was no activity related to credit losses on the other-than temporarily impaired investment security where a portion of the unrealized loss was recognized in other comprehensive income.

As a result of the Company’s analysis, no other declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at March 31, 2014 or December 31, 2013.

The amortized cost and estimated fair value of investment securities by maturity at March 31, 2014 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	2.10%	$17,460	$17,563	1.84%	$24,484	$24,558
One through five years	1.45	228,767	227,952	2.86	22,641	23,260
After five through ten years	2.12	514,550	512,892	2.78	19,928	20,272
Over ten years	2.23	1,182,918	1,174,907	3.08	83,607	82,873

Total	2.11%	$1,943,695	$1,933,314	2.80%	$150,660	$150,963

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Realized gains	$19	$2,365
Realized losses	—	(37)

Net realized gains (losses)	$19	$2,328

In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.

Other Equity Securities

At March 31, 2014 and December 31, 2013, the Company included the following securities in “Other assets” on the consolidated balance sheets:

(Dollars in thousands)	March 31 2014	December 31 2013
Federal Home Loan Bank (FHLB) stock	$29,481	$24,369
Federal Reserve Bank (FRB) stock	28,098	28,098
Other investments	1,306	1,306

Total	$58,885	$53,773

NOTE 6 – LOANS RECEIVABLE

Loans receivable consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	March 31, 2014
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$3,607,349	$345,384	$3,952,733
Business	2,948,088	41,695	2,989,783

	6,555,437	387,079	6,942,516

Residential mortgage loans:
Residential 1-4 family	440,576	149,202	589,778
Construction / Owner Occupied	10,305	—	10,305

	450,881	149,202	600,083

Consumer and other loans:
Home equity	1,195,186	124,078	1,319,264
Indirect automobile	379,545	—	379,545
Other	395,950	3,936	399,886

	1,970,681	128,014	2,098,695

Total	$8,976,999	$664,295	$9,641,294

	December 31, 2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$3,479,973	$387,332	$3,867,305
Business	2,959,088	37,025	2,996,113

	6,439,061	424,357	6,863,418

Residential mortgage loans:
Residential 1-4 family	423,057	154,025	577,082
Construction / Owner Occupied	9,450	—	9,450

	432,507	154,025	586,532

Consumer and other loans:
Home equity	1,154,670	137,122	1,291,792
Indirect automobile	375,236	—	375,236
Other	370,752	4,289	375,041

	1,900,658	141,411	2,042,069

Total	$8,772,226	$719,793	$9,492,019

In 2009, the Company acquired substantially all of the assets and liabilities of CapitalSouth Bank (“CSB”), and certain assets deposits, and other liabilities of Orion Bank (“Orion”) and Century Bank (“Century”). In 2010, the Company acquired certain assets and assumed certain deposit and other liabilities of Sterling Bank (“Sterling”). Substantially all of the loans and foreclosed real estate that were acquired in these transactions are covered by loss sharing agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. Refer to Note 8 for additional information regarding the Company’s loss sharing agreements.

Because of the loss protection provided by the FDIC, the risks of the CSB, Orion, Century, and Sterling loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.”

Deferred loan origination fees were $18,249,000 and $18,634,000 and deferred loan expenses were $7,887,000 and $7,618,000 at March 31, 2014 and December 31, 2013, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2014 and December 31, 2013, overdrafts of $2,171,000 and $3,065,000, respectively, have been reclassified to loans receivable.

Loans with carrying values of $2.3 billion were pledged to secure public deposits and other borrowings at both March 31, 2014 and December 31, 2013.

Non-covered Loans

The following tables provide an analysis of the aging of non-covered loans as of March 31, 2014 and December 31, 2013. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans originated by the Company. For purposes of the following tables, subprime mortgage loans are defined as the Company’s mortgage loans that have FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	March 31, 2014
	Non-covered loans excluding acquired loans
						Total Non-covered	Recorded
	Past Due (1)					Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Unearned Income	and Accruing
Commercial real estate construction	$174	$—	$1,587	$1,761	$495,399	$497,160	$—
Commercial real estate - other	1,304	489	6,854	8,647	2,745,164	2,753,811	—
Commercial business	589	1,499	4,348	6,436	2,884,368	2,890,804	143

Residential prime	1,584	867	8,444	10,895	300,076	310,971	126
Residential subprime	—	—	2,438	2,438	115,167	117,605	—

Home equity	1,940	264	7,458	9,662	1,112,644	1,122,306	—
Indirect automobile	983	35	1,330	2,348	375,912	378,260	—
Credit card	321	163	326	810	62,563	63,373	—
Other	815	156	468	1,439	317,193	318,632	—

Total	$7,710	$3,473	$33,253	$44,436	$8,408,486	$8,452,922	$269

	December 31, 2013
	Non-covered loans excluding acquired loans
						Total Non-covered	Recorded
	Past Due (1)					Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Unearned Income	and Accruing
Commercial real estate construction	$—	$—	$1,803	$1,803	$381,292	$383,095	$—
Commercial real estate - other	6,098	5,630	7,650	19,378	2,732,431	2,751,809	2
Commercial business	2,117	423	15,020	17,560	2,888,491	2,906,051	—

Residential prime	1,104	852	9,684	11,640	286,167	297,807	1,073
Residential subprime	—	—	1,626	1,626	114,939	116,565	—

Home equity	1,956	569	6,808	9,333	1,091,894	1,101,227	—
Indirect automobile	1,427	293	1,275	2,995	370,388	373,383	—
Credit card	266	92	411	769	62,873	63,642	—
Other	458	106	485	1,049	293,693	294,742	—

Total	$13,426	$7,965	$44,762	$66,153	$8,222,168	$8,288,321	$1,075

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	March 31, 2014
	Non-covered acquired loans
							Total Non-covered	Recorded
	Past Due (1)					Discount/	Loans, Net of Unearned	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Premium	Income	and Accruing
Commercial real estate construction	$589	$183	$2,031	$2,803	$21,491	$(3,088)	$21,206	$2,031
Commercial real estate - other	1,103	642	25,471	27,216	356,025	(48,069)	335,172	25,471
Commercial business	819	193	1,611	2,623	59,430	(4,769)	57,284	1,611

Residential prime	332	93	363	788	21,510	7	22,305	363

Home equity	925	53	4,544	5,522	73,324	(5,966)	72,880	4,544
Indirect automobile	16	—	81	97	1,204	(16)	1,285	81
Other	237	52	495	784	14,242	(1,081)	13,945	495

Total	$4,021	$1,216	$34,596	$39,833	$547,226	$(62,982)	$524,077	$34,596

	December 31, 2013
	Non-covered acquired loans
							Total Non-covered	Recorded
	Past Due (1)					Discount/	Loans, Net of Unearned	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Premium	Income	and Accruing
Commercial real estate construction	$388	$—	$2,542	$2,930	$19,833	$(2,532)	$20,231	$2,542
Commercial real estate - other	1,798	1,963	27,967	31,728	345,286	(52,176)	324,838	27,967
Commercial business	544	—	1,218	1,762	54,189	(2,914)	53,037	1,218

Residential prime	—	—	226	226	18,796	(887)	18,135	226

Home equity	313	516	4,242	5,071	53,995	(5,623)	53,443	4,242
Indirect automobile	33	—	95	128	1,725	—	1,853	95
Other	175	101	975	1,251	12,598	(1,481)	12,368	975

Total	$3,251	$2,580	$37,265	$43,096	$506,422	$(65,613)	$483,905	$37,265

(1)	Past due information includes acquired loans at the gross loan balance, prior to application of discounts.

Non-accrual Loans

The following table provides the recorded investment of non-covered loans, excluding acquired loans, on non-accrual status at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31 2014	December 31 2013
Commercial real estate construction	$1,587	$1,803
Commercial real estate - other	6,854	7,648
Commercial business	4,205	15,020

Residential prime	10,756	8,611
Residential subprime	—	1,626

Home equity	7,458	6,808
Indirect automobile	1,330	1,275
Credit card	326	411
Other	468	485

Total	$32,984	$43,687

Covered Loans

The carrying amount of the acquired covered loans at March 31, 2014 and December 31, 2013 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	March 31, 2014
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$4,576	$340,808	$345,384
Business	404	41,291	41,695

	4,980	382,099	387,079

Residential mortgage loans:
Residential 1-4 family	27,817	121,385	149,202
Construction / Owner Occupied	—	—	—

	27,817	121,385	149,202

Consumer and other loans:
Home equity	18,407	105,671	124,078
Indirect automobile	—	—	—
Other	596	3,340	3,936

	19,003	109,011	128,014

Total	$51,800	$612,495	$664,295

	December 31, 2013
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$14,904	$372,428	$387,332
Business	—	37,025	37,025

	14,904	409,453	424,357

Residential mortgage loans:
Residential 1-4 family	28,223	125,802	154,025
Construction / Owner Occupied	—	—	—

	28,223	125,802	154,025

Consumer and other loans:
Home equity	21,768	115,354	137,122
Indirect automobile	—	—	—
Other	1,182	3,107	4,289

	22,950	118,461	141,411

Total	$66,077	$653,716	$719,793

ASC 310-30 loans

The Company acquired loans (both covered and non-covered) through previous acquisitions, which are subject to ASC Topic 310-30.

As discussed in Note 4, the Company acquired loans of $87,302,000 from Trust One-Memphis in the current period. $62,327,000 in loans acquired are accounted for under ASC Topic 310-10, while the carrying amounts of the loans acquired in the current period subject to ASC Topic 310-30 are detailed in the following table as of the purchase date.

(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$13,344	$15,130	$28,474
Nonaccretable difference (expected losses and foregone interest)	(673)	(361)	(1,034)

Cash flows expected to be collected at acquisition	12,671	14,769	27,440
Accretable yield	(929)	(1,536)	(2,465)

Basis in acquired loans at acquisition	$11,742	$13,233	$24,975

The following is a summary of changes in the accretable difference of acquired loans during the three months ended March 31, 2014 and 2013.

	March 31, 2014
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Balance at beginning of period	$78,349	$276,543	$354,892
Acquisition	929	1,536	2,465
Transfers from nonaccretable difference to accretable yield	1,515	4,946	6,461
Accretion	(2,237)	(26,068)	(28,305)
Changes in expected cash flows not affecting nonaccretable differences (1)	(6,097)	6,592	495

Balance at end of period	$72,459	$263,549	$336,008

	March 31, 2013
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Balance at beginning of period	$76,623	$279,770	$356,393
Transfers from nonaccretable difference to accretable yield	2,042	16,480	18,522
Accretion	(6,499)	(45,281)	(51,780)
Changes in expected cash flows not affecting nonaccretable differences (1)	8,973	64,500	73,473

Balance at end of period	$81,139	$315,469	$396,608

(1)	Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings

Information about the Company’s troubled debt restructurings (“TDRs”) at March 31, 2014 and 2013 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as acquired loans. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

	March 31, 2014				March 31, 2013
	Accruing Loans				Accruing Loans
(Dollars in thousands)	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs
Commercial real estate construction	$—	$—	$456	$456	$—	—	695	695
Commercial real estate - other	389	—	3,662	4,051	843	207	14,982	16,032
Commercial business	894	—	3,152	4,046	1,188	—	281	1,469

Residential prime	—	—	—	—	—	—	—	—
Residential subprime	—	—	—	—	—	—	—	—

Home equity	—	—	253	253	92	—	220	312
Indirect automobile	—	—	—	—	—	—	—	—
Credit card	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	$1,283	$—	$7,523	$8,806	$2,123	$207	$16,178	$18,508

At March 31, 2014, there were no TDRs that occurred during the current quarter through modification of the original loan terms. Total TDRs of $18,508,000 at March 31, 2013 included $1,545,000 of TDRs that occurred during the three months ended March 31, 2013. The following table provides information on how the TDRs were modified during the three months ended March 31:

(Dollars in thousands)	2014	2013
Extended maturities	$—	$—
Interest rate adjustment	—	—
Maturity and interest rate adjustment	—	1,545
Movement to or extension of interest-rate only payments	—	—
Forbearance	—	—
Other concession(s) (1)	—	—

Total	$—	$1,545

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance or covenant modifications.

Information about the Company’s TDRs occurring in these periods is presented in the following table.

	March 31, 2014			March 31, 2013
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)
Commercial real estate	—	$—	$—	1	$1,545	$1,545
Commercial business	—	—	—	—	—	—

Residential prime	—	—	—	—	—	—

Home Equity	—	—	—	—	—	—
Indirect automobile	—	—	—	—	—	—
Credit card	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	$—	$—	1	$1,545	$1,545

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.

Information detailing non-covered TDRs that subsequently defaulted during the previous twelve months is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	March 31, 2014		March 31, 2013
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	31	$4,118	48	$15,147
Commercial business	17	2,729	8	1,469

Residential prime	—	—	—	—

Home Equity	1	43	1	51
Indirect automobile	—	—	—	—
Credit card	—	—	—	—
Other	1	—	1	—

Total	50	$6,890	58	$16,667

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Allowance for Credit Losses Activity

A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios for the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014
	Non-covered loans
(Dollars in thousands)	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for credit losses
Balance at beginning of period	$67,342	$4,557	$71,175	$143,074

(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	1,996	(1,235)	(3,534)	(2,773)
Adjustment attributable to FDIC loss share arrangements	—	—	4,876	4,876

Net (reversal of) provision for loan losses	1,996	(1,235)	1,342	2,103

Adjustment attributable to FDIC loss share arrangements	—	—	(4,876)	(4,876)
Transfer of balance to OREO	—	(382)	(4,549)	(4,931)
Loans charged-off	(2,544)	(34)	—	(2,578)
Recoveries	1,530	242	38	1,810

Balance at end of period	$68,324	$3,148	$63,130	$134,602

Reserve for unfunded lending commitments
Balance, beginning of period	$11,147	$—	$—	$11,147
Provision for unfunded lending commitments	372	—	—	372

Balance at end of period	$11,519	$—	$—	$11,519

	March 31, 2013
	Non-covered loans
	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for loan losses
Balance at beginning of period	$74,211	$8,816	$168,576	$251,603

(Reversal of) Provision for loan losses before adjustment attributable to FDIC loss share agreements	(4,002)	596	(45,385)	(48,791)
Adjustment attributable to FDIC loss share arrangements	—	—	45,414	45,414

Net (reversal of) provision for loan losses	(4,002)	596	29	(3,377)

Adjustment attributable to FDIC loss share arrangements	—	—	(45,414)	(45,414)
Transfer of balance to OREO	—	(559)	(11,318)	(11,877)
Loans charged-off	(2,062)	—	(41)	(2,103)
Recoveries	893	—	—	893

Balance at end of period	$69,040	$8,853	$111,832	$189,725

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, for the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$26,590	$28,515	$2,546	$14,248	$—	$71,899
(Reversal of) Provision for loan losses	790	73	(278)	176	—	761
Transfer of balance to OREO	(175)	(149)	(58)	—	—	(382)
Loans charged off	(599)	(61)	(48)	(1,870)	—	(2,578)
Recoveries	846	33	13	880	—	1,772

Balance at end of period	$27,452	$28,411	$2,175	$13,434	$—	$71,472

Reserve for unfunded commitments
Balance at beginning of period	$3,089	$4,839	$72	$3,147	$—	$11,147
Provision for unfunded commitments	372	91	2,983	(3,074)	—	372

Balance at end of period	$3,461	$4,930	$3,055	$73	$—	$11,519

Allowance on loans individually evaluated for impairment	$—	$464	$186	$—	$—	$650
Allowance on loans collectively evaluated for impairment	27,452	27,947	1,989	13,434	—	70,822

Loans, net of unearned income:
Balance at end of period	$3,607,349	$2,948,088	$450,881	$1,970,681	$—	$8,976,999
Balance at end of period individually evaluated for impairment	7,905	5,108	1,058	253	—	14,324
Balance at end of period collectively evaluated for impairment	3,599,444	2,942,980	449,823	1,970,428	—	8,962,675
Balance at end of period acquired with deteriorated credit quality	17,550	3,045	298	1,517	—	22,410

	March 31, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$38,264	$28,721	$2,125	$13,917	$—	$83,027
(Reversal of) Provision for loan losses	(1,804)	(646)	418	(1,374)	—	(3,406)
Transfer of balance to OREO	(285)	—	(267)	(7)	—	(559)
Loans charged off	(413)	(225)	(241)	(1,183)	—	(2,062)
Recoveries	56	188	31	618	—	893

Balance at end of period	$35,818	$28,038	$2,066	$11,971	$—	$77,893

Allowance on loans individually evaluated for impairment	$35	$116	$137	$41	$—	$329
Allowance on loans collectively evaluated for impairment	35,783	27,922	1,929	11,930	—	77,564

Loans, net of unearned income:
Balance at end of period	$3,020,071	$2,534,612	$301,289	$1,734,830	$—	$7,590,802
Balance at end of period individually evaluated for impairment	27,271	2,958	1,058	312	—	31,599
Balance at end of period collectively evaluated for impairment	2,992,800	2,531,654	300,231	1,734,518	—	7,559,203
Balance at end of period acquired with deteriorated credit quality	50,503	3,339	383	4,276	—	58,501

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, for the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$38,772	$5,380	$10,889	$16,134	$—	$71,175
Provision for loan losses	731	102	205	304	—	1,342
(Decrease) Increase in FDIC loss share receivable	(5,629)	(31)	(166)	950	—	(4,876)
Transfer of balance to OREO	(1,866)	(1,165)	(315)	(1,203)	—	(4,549)
Loans charged off	—	—	—	—	—	—
Recoveries	38	—	—	—	—	38

Balance at end of period	$32,046	$4,286	$10,613	$16,185	$—	$63,130

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	32,046	4,286	10,613	16,185	—	63,130

Loans, net of unearned income:
Balance at end of period	$345,384	$41,695	$149,202	$128,014	$—	$664,295
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	345,384	41,695	149,202	128,014	—	664,295
Balance at end of period acquired with deteriorated credit quality	4,576	404	27,817	19,003	—	51,800

	March 31, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$100,871	$11,375	$22,566	$33,764	$—	$168,576
Provision for loan losses	29	—	—	—	—	29
(Decrease) Increase in FDIC loss share receivable	(23,001)	(1,601)	(4,907)	(15,905)	—	(45,414)
Transfer of balance to OREO	(9,729)	—	(1,589)	—	—	(11,318)
Loans charged off	(41)	—	—	—	—	(41)
Recoveries	—	—	—	—	—	—

Balance at end of period	$68,129	$9,774	$16,070	$17,859	$—	$111,832

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	68,129	9,774	16,070	17,859	—	111,832

Loans, net of unearned income:
Balance at end of period	$567,621	$87,032	$177,328	$172,192	$—	$1,004,173
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	567,621	87,032	177,328	172,192	—	1,004,173
Balance at end of period acquired with deteriorated credit quality	146,932	2,832	18,388	22,685	—	190,837

Credit Quality

The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans that were not acquired. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of March 31, 2014 and December 31, 2013, respectively. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at March 31, 2014 and December 31, 2013.

	Non-covered loans excluding acquired loans
	March 31, 2014					December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate construction	$483,017	$11,418	$2,725	$—	$497,160	$370,824	$9,309	$2,962	$—	$383,095
Commercial real estate - other	2,700,472	24,407	28,821	111	2,753,811	2,694,161	27,227	30,308	113	2,751,809
Commercial business	2,862,729	15,720	11,537	818	2,890,804	2,866,794	6,164	32,167	926	2,906,051

Total	$6,046,218	$51,545	$43,083	$929	$6,141,775	$5,931,779	$42,700	$65,437	$1,039	$6,040,955

	Non-covered loans excluding acquired loans
	March 31, 2014			December 31, 2013
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential prime	$300,076	$10,895	$310,971	$286,167	$11,640	$297,807
Residential subprime	115,167	2,438	117,605	114,939	1,626	116,565
Home equity	1,112,644	9,662	1,122,306	1,091,894	9,333	1,101,227
Indirect automobile	375,912	2,348	378,260	370,388	2,995	373,383
Credit card	62,563	810	63,373	62,873	769	63,642
Consumer - other	317,193	1,439	318,632	293,693	1,049	294,742

Total	$2,283,555	$27,592	$2,311,147	$2,219,954	$27,412	$2,247,366

	Non-covered acquired loans
	March 31, 2014						December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Discount	Total	Pass	Special Mention	Substandard	Doubtful	Discount	Total
Commercial real estate construction	$18,220	$1,203	$4,871	$—	$(3,088)	$21,206	$17,132	$196	$5,435	$—	$(2,532)	$20,231
Commercial real estate - other	324,607	11,320	46,671	643	(48,069)	335,172	310,303	15,351	51,267	93	(52,176)	324,838
Commercial business	56,155	3,253	2,616	29	(4,769)	57,284	51,414	1,920	2,586	31	(2,914)	53,037

Total	$398,982	$15,776	$54,158	$672	$(55,926)	$413,662	$378,849	$17,467	$59,288	$124	$(57,622)	$398,106

	Non-covered acquired loans
	March 31, 2014				December 31, 2013
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential prime	$21,510	$788	$7	$22,305	$18,796	$226	$(887)	$18,135
Home equity	73,324	5,522	(5,966)	72,880	53,995	5,071	(5,623)	53,443
Indirect automobile	1,204	97	(16)	1,285	1,725	128	—	1,853
Consumer - other	14,242	784	(1,081)	13,945	12,598	1,251	(1,481)	12,368

Total	$110,280	$7,191	$(7,056)	$110,415	$87,114	$6,676	$(7,991)	$85,799

The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan premiums/discounts in the tables below represent the adjustment of covered loans to fair value at the date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	Covered loans
	March 31, 2014					December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate construction	$42,632	$5,037	$20,693	$—	$68,362	$42,886	$7,401	$23,891	$497	$74,675
Commercial real estate - other	132,137	43,868	126,720	3,108	305,833	148,579	49,699	144,680	3,267	346,225
Commercial business	28,752	423	12,630	46	41,851	30,710	780	14,556	984	47,030

	$203,521	$49,328	$160,043	$3,154	$416,046	$222,175	$57,880	$183,127	$4,748	$467,930

Discount					(28,967)					(43,573)

Total					$387,079					$424,357

	Covered loans
	March 31, 2014				December 31, 2013
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential prime	$159,275	$31,775	$(41,848)	$149,202	$158,710	$30,814	$(35,499)	$154,025
Home equity	131,261	27,824	(35,007)	124,078	143,236	35,811	(41,925)	137,122
Credit card	580	35	—	615	648	31	—	679
Consumer - other	550	72	2,699	3,321	591	144	2,875	3,610

Total	$291,666	$59,706	$(74,156)	$277,216	$303,185	$66,800	$(74,549)	$295,436

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables as of and for the periods indicated.

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$7,515	$7,515	$—	$8,567	$8,567	$—
Commercial business	2,088	2,088	—	13,256	13,256	—

Home equity	253	253	—	258	258	—

With an allowance recorded:
Commercial real estate	1,166	1,172	(6)	1,268	1,284	(16)
Commercial business	2,728	3,194	(466)	1,927	2,770	(843)

Residential prime	8,905	9,129	(224)	9,791	10,019	(228)
Residential subprime	1,619	1,626	(7)	1,617	1,626	(9)

Home equity	7,165	7,205	(40)	6,506	6,550	(44)
Indirect automobile	1,322	1,330	(8)	1,267	1,275	(8)
Credit card	320	326	(6)	404	411	(7)
Other	464	468	(4)	481	485	(4)

Total	$33,545	$34,306	$(761)	$45,342	$46,501	(1,159)

Total commercial loans	13,497	13,969	(472)	25,018	25,877	(859)
Total mortgage loans	10,524	10,755	(231)	11,408	11,645	(237)
Total consumer loans	9,524	9,582	(58)	8,916	8,979	(63)

	For the Three Months Ended March 31
	2014		2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$7,493	$—	$30,510	$28
Commercial business	2,107	—	3,030	24

Home equity	255	—	—	—

With an allowance recorded:
Commercial real estate	1,223	8	157	2
Commercial business	3,331	20	451	5

Residential prime	8,834	—	9,213	—
Residential subprime	1,626	—	—	—

Home equity	7,331	—	6,910	—
Indirect automobile	1,474	—	1,267	—
Credit card	370	—	405	—
Other	491	—	497	—

Total	$34,535	$28	$52,440	$59

Total commercial loans	14,154	28	34,148	59
Total mortgage loans	10,460	—	9,213	—
Total consumer loans	9,921	—	9,079	—

As of March 31, 2014 and December 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 8 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLE

Loss Sharing Agreements

In 2009, the Company acquired substantially all of the assets and liabilities of CSB, and certain assets and assumed certain deposit and other liabilities of Orion and Century. In 2010, the Company acquired certain assets, deposits, and other liabilities of Sterling. Excluding consumer loans acquired from Sterling, the loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection.

During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions, and 95% of losses that exceed contractual thresholds for CSB, Orion, and Century. The CSB reimbursable loss period ends during the third quarter of 2014 for all covered assets excluding single family residential assets and during the third quarter of 2019 for single family residential assets. The Century and Orion reimbursable loss periods end during the fourth quarter of 2014 for all covered assets excluding single family residential assets and during the fourth quarter of 2019 for single family residential assets. The Sterling reimbursable loss period ends during the third quarter of 2015 for all covered assets excluding single family residential assets and during the third quarter of 2020 for single family residential assets.

In addition, all covered assets, excluding single family residential assets, have a three year recovery period, which begins upon expiration of the reimbursable loss period. During the recovery periods, the Company must reimburse the FDIC for its share of any recovered losses, net of certain expenses, consistent with the covered loss reimbursement rates in effect during the recovery periods.

The Orion, Century, and Sterling loss share agreements include “clawback” provisions. The clawback provisions require the Company to make payments to the FDIC to the extent that specified cumulative loss floors are not met. For each of the three loss share agreements that contain clawback provisions, cumulative losses have exceeded the cumulative loss floors that would trigger a clawback payment. However, the sum of the historical and remaining projected losses and recoveries under one agreement is less than the clawback threshold stated in that agreement. The Company has a liability of $797,000 at both March 31, 2014 and December 31, 2013, to reserve for the amount of consideration due to the FDIC based on projected net losses. Improvement in the performance of covered assets in excess of current expectations, particularly in regard to improvements in recoveries and/or reduced losses, through expiration of the recovery periods could result in reduced levels of cumulative losses that trigger the clawback provisions within any or all of the applicable loss share agreements.

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

The following is a summary of FDIC loss share receivables year-to-date activity:

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Balance at beginning of period	$162,312	$423,069
Change due to (reversal of) loan loss provision recorded on FDIC covered loans	(4,876)	(45,414)
Amortization	(19,264)	(27,702)
Submission of reimbursable losses to (recoveries payable to) the FDIC	3,055	(30,491)
Impairment	—	(31,813)
Changes due to a change in cash flow assumptions on OREO and other changes	(42)	(3,178)

Balance at end of period	$141,185	$284,471

FDIC loss share receivables collectability assessment

The Company assesses the FDIC loss share receivables for collectability on a quarterly basis. Based on the collectability analysis completed for the three months ended March 31, 2014, the Company concluded that the $141,185,000 FDIC loss share receivable is fully collectible as of March 31, 2014. See below for discussion of the impairment charge recognized in 2013.

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

On April 10, 2013, the Audit Committee and the Board of Directors concluded that an impairment charge was required under generally accepted accounting principles applicable to the Company and should be recognized in the Company’s consolidated financial statements during the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31,813,000 through a charge to net income. No such impairment charge was deemed necessary for the three-month period ended March 31, 2014.

NOTE 9 – TRANSFERS AND SERVICING OF FINANCIAL ASSETS (INCLUDING MORTGAGE BANKING ACTIVITY)

Mortgage Banking Activity

IBERIABANK through its subsidiary, IMC, originates mortgage loans for sale into the secondary market. The loans originated primarily consist of residential first mortgages that conform to standards established by the government-sponsored enterprises (“GSEs”), but can also consist of junior lien loans secured by residential property. These sales are primarily to private companies that are unaffiliated with the GSEs on a servicing released basis. The following table details the mortgage banking activity as of and for the three months ended March 31:

(Dollars in thousands)	2014	2013
Balance at beginning of period	$128,442	$267,475
Originations and purchases	317,579	536,673
Sales, net of gains	(310,904)	(616,111)
Other	(3,639)	—

Balance at end of period	$131,478	$188,037

(Dollars in thousands)	2014	2013
Fair value changes of derivatives and mortgage loans held for sale, net	$823	$364
Gains on sales	9,202	18,429
Servicing and other income, net	108	138

Total mortgage income	$10,133	$18,931

Mortgage Servicing Rights

Mortgage servicing rights are amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$2,316	$(761)	$1,555	$2,146	$(638)	$1,508

NOTE 10 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill by reportable segment for the three months ended March 31, 2014 and the year ended December 31, 2013 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2012	$373,905	$23,178	$4,789	$401,872
Goodwill acquired during the year	—	—	—	—

Balance, December 31, 2013	373,905	$23,178	$4,789	401,872
Goodwill acquired during the period	8,401	—	221	8,622

Balance, March 31, 2014	$382,306	$23,178	$5,010	$410,494

The goodwill acquired during the three months ended March 31, 2014 was a result of the Trust One-Memphis and The Title Company LLC acquisitions. See Note 4 for further information.

The Company performed the required annual goodwill impairment test as of October 1, 2013. During 2013, the Company performed a quantitative assessment to evaluate goodwill impairment and allocate goodwill to the operating segments described in Note 18 and detailed in the table below. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Subsequent to the testing date, management has not become aware of any events or changes in circumstances that would indicate that goodwill might be impaired.

Prior to 2011, the Company recognized goodwill impairment of $9,681,000 at the Company’s LTC subsidiary based on a decrease in operating revenue and income, which resulted in the conclusion that the fair value of LTC may have been reduced below its carrying amount.

Title Plant

The Company held title plant assets totaling $6,736,000 and $6,722,000 at March 31, 2014 and December 31, 2013, respectively. No events or changes in circumstances occurred during 2014 or 2013 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

Definite-lived intangible assets had the following carrying values as of the periods indicated:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$48,003	$(31,950)	$16,053	$45,406	$(30,784)	$14,622
Customer relationship intangible asset	1,348	(682)	666	1,348	(631)	717
Non-compete agreement	63	(5)	58	—	—	—
Other intangible assets	75	(2)	73	—	—	—

Total	$49,489	$(32,639)	$16,850	$46,754	$(31,415)	$15,339

NOTE 11 – OTHER REAL ESTATE OWNED

Other real estate owned, segregated into non-covered and covered properties, consists of the following for the periods indicated. For further discussion of loss share coverage periods applicable to the covered foreclosed assets, see Note 8 to these consolidated financial statements.

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Real estate owned acquired by foreclosure	$25,820	$57,041	$82,861	$28,072	$60,474	$88,546
Real estate acquired for development or resale	9,003	—	9,003	9,206	—	9,206
Other foreclosed property	57	1,244	1,301	93	1,328	1,421

Total	$34,880	$58,285	$93,165	$37,371	$61,802	$99,173

NOTE 12 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

Information pertaining to outstanding derivative instruments is as follows:

(Dollars in thousands)	Balance Sheet Location	Asset Derivatives Fair Value		Balance Sheet Location	Liability Derivatives Fair Value
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$—	$

Total derivatives designated as hedging instruments under ASC Topic 815		$—	$—		$—		$—

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$11,825	$10,621	Other liabilities	$11,825		$10,620
Forward sales contracts	Other assets	407	1,468	Other liabilities	1,177		287
Written and purchased options	Other assets	21,072	17,987	Other liabilities	17,080		15,828

Total derivatives not designated as hedging instruments under ASC Topic 815		33,304	30,076		30,082		26,735

Total		$33,304	$30,076		$30,082		$26,735

(Dollars in thousands)	Asset Derivatives Notional Amount		Liability Derivatives Notional Amount
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$—	$—	$—

Total derivatives designated as hedging instruments under ASC Topic 815	$—	$—	$—	$—

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$381,882	$380,303	$381,882	$380,303
Forward sales contracts	117,213	192,876	185,554	45,091
Written and purchased options	428,986	295,425	200,226	199,061

Total derivatives not designated as hedging instruments under ASC Topic 815	928,081	868,604	767,662	624,455

Total	$928,081	$868,604	$767,662	$624,455

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At March 31, 2014 and December 31, 2013, the Company was required to post $5,815,000 and $4,976,000, respectively, in cash as collateral for its derivative transactions, which are included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2014. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set-off collateral promptly upon an event of default of the counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	March 31, 2014
(Dollars in thousands) Derivatives subject to master netting arrangements	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
		Derivatives	Collateral (1)
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	11,825	—	—	11,825
Written and purchased options	16,769	—	—	16,769

Total derivative assets subject to master netting arrangements	$28,594	$—	$—	$28,594

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	11,825	—	(5,244)	6,581

Total derivative liabilities subject to master netting arrangements	$11,825	$—	$(5,244)	$6,581

	December 31, 2013
(Dollars in thousands) Derivatives subject to master netting arrangements	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net
		Derivatives	Collateral (1)
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	10,621	—	—	10,621
Written and purchased options	15,801	—	—	15,801

Total derivative assets subject to master netting arrangements	$26,422	$—	$—	$26,422

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	10,620	—	(5,419)	5,201

Total derivative liabilities subject to master netting arrangements	$10,620	$—	$(5,419)	$5,201

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the three months ended March 31, 2014 and 2013, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2014, the fair value of derivatives that will mature within the next twelve months is $444,000. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2014 and 2013, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

(Dollars in thousands) Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of March 31			For the Three Months Ended March 31
	2014	2013		2014	2013		2014	2013

Interest rate contracts	$—	$751	Other income (expense)	$—	$(425)	Other income (expense)	$—	$—

Total	$—	$751		$—	$(425)		$—	$—

(Dollars in thousands) Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2014	2013
Interest rate contracts	Other income (expense)	$538	$(1)
Forward sales contracts	Mortgage Income	(3,005)	(2,912)
Written and purchased options	Mortgage Income	1,833	1,085

Total		$(634)	$(1,828)

NOTE 13 – SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Other Comprehensive Income

The following is a summary of the tax effects of each component of other comprehensive income for the periods indicated:

	March 31, 2014
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized loss on securities:
Unrealized holding gains arising during the period	$15,888	$(5,561)	$10,327
Less: reclassification adjustment for gains included in net income	(19)	7	(12)

Net unrealized gains	15,869	(5,554)	10,315

Fair value of derivative instruments designated as cash flow hedges

Change in fair value of derivative instruments designated as cash flow hedges during the period	$—	$—	$—
Less: reclassification adjustment for losses included in net income	—	—	—

Fair value of derivative instruments designated as cash flow hedges	—	—	—

Total other comprehensive income	$15,869	$(5,554)	$10,315

	March 31, 2013
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding losses arising during the period	$(1,994)	$698	$(1,296)
Less: reclassification adjustment for gains included in net income	(2,328)	815	(1,513)

Net unrealized losses	(4,322)	1,513	(2,809)

Fair value of derivative instruments designated as cash flow hedges

Change in fair value of derivative instruments designated as cash flow hedges during the period	$2,073	$(725)	$1,348
Less: reclassification adjustment for losses included in net income	425	(149)	276

Fair value of derivative instruments designated as cash flow hedges	2,498	(874)	1,624

Total other comprehensive loss	$(1,824)	$639	$(1,185)

NOTE 14 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. During the three months ended March 31, 2014 and 2013, the Company did not have any equity awards that were settled in cash.

Stock option plans

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At March 31, 2014, future option or restricted stock awards of 269,215 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the three-month periods ended March 31:

(Dollars in thousands, except per share data)	2014	2013
Compensation expense related to stock options	$519	$533
Income tax benefit related to stock options	181	187
Impact on basic earnings per share	0.01	0.01
Impact on diluted earnings per share	0.01	0.01

The Company reported $906,000 and $330,000 of excess tax benefits as financing cash inflows during the three months ended March 31, 2014 and 2013, respectively, related to the exercise and vesting of stock options. Net cash proceeds from the exercise of stock options were $8,247,000 and $3,181,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The following weighted-average assumptions were used for option awards outstanding during the three-month periods ended March 31:

	2014	2013
Expected dividends	2.1%	2.6%
Expected volatility	35.8%	34.8%
Risk-free interest rate	2.3%	1.7%
Expected term (in years)	7.5	8.6
Weighted-average grant-date fair value	$21.24	$15.37

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At March 31, 2014, there was $4,739,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5.5 years.

The following table represents the activity related to stock options during the periods indicated.

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options, December 31, 2012	1,236,075	$51.48
Granted	75,722	52.36
Exercised	(91,348)	34.81
Forfeited or expired	(14,270)	57.19

Outstanding options, March 31, 2013	1,206,179	$52.73	5.1 Years
Exercisable options, March 31, 2013	777,945	52.21	3.4 Years

Outstanding options, December 31, 2013	1,072,829	$53.47
Granted	74,971	65.26
Exercised	(169,090)	48.77
Forfeited or expired	(3,127)	81.82

Outstanding options, March 31, 2014	975,583	$55.10	5.5 Years
Exercisable options, March 31, 2014	621,050	54.69	4.0 Years

At March 31, 2014, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $15,045,000 and $9,968,000, respectively. Total intrinsic value of options exercised was $2,780,000 and $1,350,000 for the three months ended March 31, 2014 and 2013, respectively.

Restricted stock plans

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of March 31, 2014 and 2013, unearned share-based compensation associated with these awards totaled $26,738,000 and $27,628,000, respectively.

The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock grants for the three months ended March 31:

(Dollars in thousands)	2014	2013
Compensation expense related to restricted stock	$2,316	$1,979

The following table represents unvested restricted stock award activity for the three months ended March 31:

	2014	2013
Balance at beginning of period	523,756	538,202
Granted	123,612	148,518
Forfeited	(1,208)	(11,673)
Earned and issued	(105,766)	(89,366)

Balance at end of period	540,394	585,681

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

The following table indicates compensation expense recorded for phantom stock based on the number of share equivalents vested at the end of the periods indicated and the current market price of the Company’s stock at that time.

	For the Three Months Ended March 31
(Dollars in thousands)	2014	2013
Compensation expense related to phantom stock	$2,051	$699

The following table represents phantom stock award activity during the periods indicated.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents (1)
Balance, December 31, 2012	318,729	16,035	334,764	$16,444,000
Granted	158,213	3,092	161,305	8,068,000
Forfeited share equivalents	(5,176)	(243)	(5,419)	(271,000)
Vested share equivalents	(30,697)	(2,120)	(32,817)	(1,655,000)

Balance, March 31, 2013	441,069	16,764	457,833	$22,901,000

Balance, December 31, 2013	417,238	22,351	439,589	$27,628,000
Granted	100,883	2,335	103,218	7,241,000
Forfeited share equivalents	(3,471)	(164)	(3,635)	(255,000)
Vested share equivalents	(51,444)	(3,621)	(55,065)	(3,692,000)

Balance, March 31, 2014	463,206	20,901	484,107	$33,960,000

(1)	Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $70.15 and $50.02 on March 31, 2014 and 2013, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by other parties represents the contractual amount of the financial instruments. At March 31, 2014 and December 31, 2013, the fair value of guarantees under commercial and standby letters of credit was $1,161,000 and $1,050,000, respectively. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheets of the Company. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.

At March 31, 2014 and December 31, 2013, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	March 31 2014	December 31 2013
Commitments to grant loans	$248,556	$221,627
Unfunded commitments under lines of credit	3,430,664	3,326,448
Commercial and standby letters of credit	116,050	105,026
Reserve for unfunded lending commitments	11,519	11,147

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

As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued is immaterial.

NOTE 16 – FAIR VALUE MEASUREMENTS

Fair value option

The Company may elect the fair value option, which permits the Company to choose to measure eligible financial assets and liabilities at fair value at specified election dates and recognize prospective changes in unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date.

Beginning in 2013, the Company has elected the fair value option for certain originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$128,873	$126,637	$2,236	$97,273	$96,875	$398

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statement of comprehensive income for the three months ended March 31, 2014 totaled $2,236,000. There were no net gains or losses recorded in mortgage income for the three months ended March 31, 2013 resulting from the change in fair value of loans accounted for under the fair value option. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

Items measured at fair value on a recurring basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

(Dollars in thousands)	March 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale securities	$15,305	$1,918,009	$—	$1,933,314
Mortgage loans held for sale	—	128,873	—	128,873
Derivative instruments	—	33,304	—	33,304

Total	$15,305	$2,080,186	$—	$2,095,491

Liabilities
Derivative instruments	—	30,082	—	30,082

Total	$—	$30,082	$—	$30,082

	December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale securities	$15,496	$1,921,301	$—	$1,936,797
Mortgage loans held for sale	—	97,273	—	97,273
Derivative instruments	—	30,076	—	30,076

Total	$15,496	$2,048,650	$—	$2,064,146

Liabilities
Derivative instruments	—	26,735	—	26,735

Total	$—	$26,735	$—	$26,735

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) during 2014 related to assets and liabilities measured at fair value on a recurring basis are reported in non-interest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$1,083	$—
Change in unrealized gains (losses) relating to assets still held at March 31, 2014	—	10,315

Items measured at fair value on a non-recurring basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(Dollars in thousands)	March 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$3,428	$—	$3,428
Mortgage loans held for sale	—	769	—	769
OREO	—	11,191	—	11,191

Total	$—	$15,388	$—	$15,388

(Dollars in thousands)	December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$3,070	$—	$3,070
Mortgage loans held for sale	—	11,876	—	11,876
OREO	—	14,598	—	14,598

Total	$—	$29,544	$—	$29,544

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the acquisitions completed in 2011 through 2014. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans, deposits, and core deposit intangible asset).

In accordance with the provisions of ASC Topic 310-30, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $4,078,000 and $4,099,000 were recorded at their fair value at March 31, 2014 and December 31, 2013, respectively. These loans include a reserve of $650,000 and $1,029,000 included in the Company’s allowance for credit losses at March 31, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, the Company announced plans to close ten branches as part of its business strategy. The Company notified customers of these branches and received the required regulatory approvals to proceed with closure. The Company reviewed the carrying amount of the owned properties and concluded it exceeded the fair value of these branches at that date. Fair value of the branches was based on a third-party broker opinion of value using both a comparable sales and cash flow approach. The Company did not modify the third-party pricing information for unobservable inputs. As a result, the Company recorded an impairment loss in other non-interest expense in its consolidated statement of comprehensive income for the year ended December 31, 2013. After the impairment loss, the carrying value of the branches was $5,087,000 and $5,131,000 and is included in OREO (as real estate acquired for development or resale) on the Company’s consolidated balance sheet at March 31, 2014 and December 31, 2013, respectively.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2014 and December 31, 2013.

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

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at March 31, 2014 and December 31, 2013, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at March 31, 2014 and December 31, 2013 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices, a Level 2 measurement. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at March 31, 2014 and December 31, 2013 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At March 31, 2014 and December 31, 2013, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$430,308	$430,308	$391,396	$391,396
Investment securities	2,083,974	2,084,277	2,090,906	2,089,363
Loans and loans held for sale	9,772,772	9,817,692	9,620,461	9,724,432
FDIC loss share receivable	141,185	47,239	162,312	21,918
Derivative instruments	33,304	33,304	30,076	30,076
Accrued interest receivable	32,939	32,939	32,143	32,143

Financial Liabilities
Deposits	$10,898,863	$10,640,006	$10,737,000	$10,226,573
Short-term borrowings	683,086	683,086	680,344	680,344
Long-term debt	279,864	240,165	280,699	235,503
Derivative instruments	30,082	30,082	26,735	26,735
Accrued interest payable	6,303	6,303	6,102	6,102

The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 – BUSINESS SEGMENTS

Each of the Company’s reportable operating segments is a business unit that serves the specific needs of the Company’s customers based on the products and services it offers. The reportable segments are based upon those revenue-producing components for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company reports the results of its operations through three business segments: IBERIABANK, IMC, and LTC.

The IBERIABANK segment represents the Company’s commercial and retail banking functions including its lending, investment, and deposit activities. IBERIABANK also includes the Company’s wealth management, capital markets, and other corporate functions that are not specifically related to a strategic business unit. The IMC segment represents the Company’s origination, funding and subsequent sale of one-to-four family residential mortgage loans. The LTC segment represents the Company’s title insurance and loan closing services. Certain expenses not directly attributable to a specific reportable segment are allocated to segments based on pre-determined means that reflect utilization.

Also within IBERIABANK are certain reconciling items in order to translate reportable segment results into consolidated results. The following tables present certain information regarding our operations by reportable segment, including a reconciliation of segment results to reported consolidated results for the periods presented. Reconciling items between segment results and reported results include:

•	Elimination of interest income and interest expense representing interest earned by IBERIABANK on interest-bearing checking accounts held by related companies, as well as the elimination of the related deposit balances at the IBERIABANK segment;

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

IBERIABANK is considered a reportable segment based on the quantitative thresholds specified within ASC Topic 280, Segment Reporting (“ASC 280”). The Company’s wealth management, capital markets and trust operating segments are aggregated within the IBERIABANK reportable operating segment because they do not meet the thresholds specified by ASC 280 and based on the qualitative factors presented within ASC 280. The Company’s IMC and LTC segments do not meet the quantitative thresholds specified by ASC 280, but are reported because management believes information about those segments is useful to users of the financial statements.

	Three Months Ended March 31, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$113,149	$1,082	$1	$114,232
Interest expense	9,603	221	—	9,824

Net interest income	103,546	861	1	104,408

Provision for loan losses	2,096	7	—	2,103

Mortgage income	(3)	10,136	—	10,133
Title income	—	—	4,167	4,167
Other non-interest income	21,392	(11)	(0)	21,381

Core deposit intangible amortization	1,165	—	—	1,165
Allocated expenses	(3,130)	2,191	939	—
Other non-interest expenses	92,075	10,299	3,889	106,263

Income (loss) before income taxes	32,729	(1,511)	(660)	30,558
Income tax provision (benefit)	9,004	(588)	(253)	8,163

Net income (loss)	$23,725	$(923)	$(407)	$22,395

Total loans and loans held for sale	$9,620,359	$152,413	$—	$9,772,772
Total assets	13,350,157	176,106	24,661	13,550,924
Total deposits	10,896,508	2,355	—	10,898,863

Average assets	13,198,889	139,057	24,972	13,362,918

	Three Months Ended March 31, 2013
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$104,927	$1,474	$15	$106,416
Interest expense	12,950	595	—	13,545

Net interest income	91,977	879	15	92,871

(Reversal of) Provision for loan losses	(3,356)	(21)	—	(3,377)
Mortgage income	(1)	18,932	—	18,931
Title income	—	—	5,021	5,021
Other non-interest income	20,544	(5)	—	20,539

Core deposit intangible amortization	1,125	—	—	1,125
Allocated expenses	(863)	631	232	—
Other non-interest expenses	127,041	12,457	4,275	143,773

Income (loss) before income taxes	(11,427)	6,739	529	(4,159)
Income tax provision (benefit)	(7,732)	2,645	211	(4,876)

Net income (loss)	$(3,695)	$4,094	$318	$717

Total loans and loans held for sale	$8,581,450	$201,562	$—	$8,783,012
Total assets	12,698,021	227,657	25,521	12,951,199
Total deposits	10,683,760	2,507	—	10,686,267

Average assets	12,832,021	218,238	24,749	13,075,008

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of March 31, 2014 and updates the Form 10-K for the year ended December 31, 2013. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2014 compared to December 31, 2013 for the balance sheets and the three months ended March 31, 2014 compared to March 31, 2013 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “may”, “plan”, “believe”, “expect”, “intend”, “will”, “should”, “continue”, “potential”, “anticipate”, “estimate”, “predict”, “project” or similar expressions, or the negative of these terms or other comparable terminology, including statements related to the expected timing of the closing of proposed mergers, the expected returns and other benefits of the proposed mergers to shareholders, expected improvement in operating efficiency resulting from the mergers, estimated expense reductions, the impact on and timing of the recovery of the impact on tangible book value, and the effect of the mergers on the Company’s capital ratios. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

Actual results could differ materially because of factors such as the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, unanticipated losses related to the integration of, and refinements to purchase accounting adjustments for, acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, effects of the on-going correction in residential real estate prices and reduced levels of home sales, our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Act and those adopted by the Basel Committee and federal banking regulators, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, reputational risk and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets and economic conditions in these markets, rapid changes in the financial services industry, dependence on our operational, technological, and organizational systems or infrastructure and those of third-party providers of those services, hurricanes and other adverse weather events, the modest trading volume of our common stock, and valuation of intangible assets. Those and other factors, including factors related to the Company’s proposed acquisitions of Teche Holding Company and First Private Holdings Inc., that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, http://www.sec.gov, and the Company’s website, http://www.iberiabank.com, under the heading “Investor Information.” All information in this discussion is as of the date of this Report. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations.

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

EXECUTIVE OVERVIEW

The Company offers commercial and retail banking products and services to customers in locations in six states through its subsidiary, IBERIABANK. The Company also operates mortgage production offices in 12 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners L.L.C. (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management, Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, L.L.C. (“CDE”) is engaged in the purchase of tax credits.

The Company’s focus is that of a high performing institution. Management believes that improvement in core earnings drives shareholder value, and the Company has adopted a mission statement that is designed to provide guidance for our management, associates and Board of Directors regarding the sense of purpose and direction of the Company. In 2013, the Company reviewed its long-term financial and strategic goals in light of changes affecting the banking industry, including evolving economic conditions, a change in regulatory environment, and interest rate fluctuations. The Company strives to improve long-term shareholder returns by setting challenging financial goals and executing these goals in consideration of the current and anticipated operating and regulatory environment. We are shareholder- and client-focused, expect high performance from our associates, believe in a strong sense of community and strive to make the Company a great place to work.

During 2014, the Company continued to execute its business model successfully, as evidenced by solid organic loan growth thus far, despite the challenges of the current operating environment, which include regulatory developments, increased competition, enhanced regulatory scrutiny and continued interest rate pressure. The Company also continued to develop its non-interest revenue streams, particularly from its wealth management and mortgage production subsidiaries. In 2013, the Company also focused on improving its short- and long-term profitability through a number of cost saving initiatives implemented throughout the year and into 2014. As a result of its efforts, the Company believes it remains well positioned for future growth opportunities, as evidenced by the strength in its liquidity, core funding, and capitalization levels.

Thus far in 2014, the Company continued to experience growth in both income statement and balance sheet metrics. For the first quarter of 2014, net interest income grew $11.5 million while non-interest income decreased $8.8 million. Non-covered loans grew by $204.8 million, or 2.3%, during the first three months of 2014 to $9.0 billion at March 31, 2014, while covered loans decreased by $55.5 million, or 7.7%. The mix of deposits continued a shift to non-interest-bearing, which represented 25.0% of total deposits as of March 31, 2014, up from 24.0% at December 31, 2013. In 2014, the Company believes its liquidity, both on balance sheet and off balance sheet, continued to be favorable. The Company had cash of $430.3 million at March 31, 2014, and the Company has funding availability from the Federal Home Loan Bank (the “FHLB”) and correspondent bank lines to continue to meet cash flow needs. Additionally, its capital ratios were in excess of “well capitalized” from a regulatory perspective and above peer levels, and its primary risk measures remained favorable. All of these factors allow the Company to maintain its strategic positioning within the challenging banking environment, provide a strong base from which to continue to grow its balance sheet, and remain positioned to provide currently anticipated increases in shareholder value throughout 2014.

Non-interest income decreased $8.8 million to $35.7 million for the first quarter of 2014. During the first three months of 2014, the Company’s mortgage origination and title businesses both had a slowdown in activity, as mortgage sales volume decreased 49.5% from the three-month period of 2013, which lead to an $8.8 million decrease in mortgage income. Title income was $4.2 million, down 17.0% when compared to 2013. However, non-interest income from the Company’s investment in the trust and wealth management businesses continued to increase, as brokerage commissions increased 14.5% over the first three months of 2013.

In the first three months of 2014, non-interest expense decreased 25.9% from the same period of 2013. On a basis consistent with generally accepted accounting principles (“GAAP”), non-interest expenses for the quarter ended March 31, 2014 were $107.4 million, $37.5 million lower than the first quarter of 2013. The largest component of the decrease was the $31.8 million impairment of the Company’s FDIC loss share receivables recorded during the first quarter of 2013. In addition to the impairment, the Company incurred $0.4 million in branch closure costs and $2.3 million in debt prepayment penalties that also contributed to the higher non-interest expenses in 2013. Non-interest expense, excluding the impairment and other non-operating items (“non-GAAP”, see table 2 below) totaled $105.6 million thus far in 2014, a decrease of $4.5 million versus the prior year. The decrease in operating non-interest expense was a result of lower employee-related expenses as the Company has improved its overall operating efficiency.

The provision for loan losses increased $5.5 million during the first quarter of 2014 when compared to the same 2013 period, due primarily to organic loan growth during the period, but was partially offset by an improvement in asset quality in the legacy portfolio over the past 12 months.

All of these factors led net income available to common shareholders for the three months ended March 31, 2014 to increase $21.7 million to $0.75 per diluted share. Operating earnings (non-GAAP) for the first quarter of 2014 increased $0.1 million to $21.9 million, or $0.73 on a per share basis.

Acquisition Activity

Over the past 14 years, the Company’s growth has included growth from targeted acquisitions the Company determined would provide additional value to existing shareholders and be a strong strategic fit with the Company.

In the first quarter of 2014, the Company completed the acquisition of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank (“Trust One-Memphis”), which expanded the Company’s presence in the Memphis market. A summary of the major categories of assets acquired and liabilities assumed (all recorded at fair value at the time of acquisition), as well as the goodwill created, in the Trust One-Memphis acquisition is shown in the following table.

TABLE 1 - SUMMARY OF TRUST ONE-MEMPHIS ACQUISITION

(Dollars in thousands)

Assets
Cash	$92,060
Loans	87,302
Other real estate owned	1,325
Core deposit intangible	2,597
Goodwill	8,401
Other assets	368

Total assets	$192,053

Liabilities
Non-interest-bearing deposits	$26,373
Interest-bearing deposits	164,942
Other liabilities	738

Total liabilities	$192,053

During the first quarter of 2014, the Company also announced the signing of a definitive agreement to acquire Teche Holding Company (“Teche”), the holding company for New Iberia, Louisiana-based Teche Federal Bank, a Louisiana state-chartered commercial bank. The acquisition has been approved by the Board of Directors of each company and the regulatory approvals have been received. Completion of the acquisition is subject to customary closing conditions, including the approval of Teche’s shareholders, and is expected to close on May 31, 2014. The proposed transaction would expand the Company’s presence in the Acadiana region of Louisiana through the acquisition of 20 branches in the area.

Also during the first quarter of 2014, the Company announced the signing of a definitive agreement to acquire First Private Holdings, Inc. (“First Private”), the holding company of First Private Bank of Texas, a Dallas, Texas-based commercial bank with four bank branches, including two mobile branches. Similar to the Teche acquisition, the transaction has also been approved by the Board of Directors of each company, is subject to customary closing conditions, and is expected to close in the second quarter of 2014. The proposed transaction would expand the Company’s presence into the Dallas, Texas market.

The Company believes these acquisitions, as well as a continued focus on high quality organic growth, improvements in efficiency, and development of fee-based businesses, will allow the Company to achieve its long-term objectives throughout 2014 and continue to improve long-term shareholder value.

FINANCIAL OVERVIEW

The Company’s net income available to common shareholders for the three months ended March 31, 2014 totaled $22.4 million, or $0.75 per diluted share, compared to $0.7 million, or $0.02 per diluted share, for the same three-month period of 2013. On an operating basis (non-GAAP), per share earnings were $0.73 per share, down $0.01 from the $0.74 in operating earnings per share in 2013. Primary drivers of the increase in earnings over the prior year include organic earning asset growth and a decrease in non-interest expenses. Key components of the Company’s performance thus far in 2014 are summarized below.

•	Net interest income increased $11.5 million, or 12.4%, in 2014 when compared to 2013. This increase was attributable to a $7.8 million increase in interest income and a $3.7 million, or 27.5%, decrease in interest expense. Interest income was positively affected by a $260.7 million increase in average earning assets since December 31, 2013 resulting in a 17 basis point improvement in the yield earned on these assets. The net loan yield, however, decreased 70 basis points and was negatively impacted by a 75 basis point decrease in the net covered loan yield driven by additional amortization on the loss share receivables. Compared to the first quarter of 2013, the Company’s net interest margin ratio on a tax-equivalent basis increased to 3.54% from 3.23% due to changes in the volume and mix of the Company’s assets and liabilities as well as deposit rate decreases driven by repricing opportunities over the past 12 months.

•

Non-interest income totaled $35.7 million in the first quarter of 2014, a decrease of $8.8 million, or 19.8%, when compared to the first quarter of 2013. The decrease was primarily driven by a decrease in mortgage production and a lower margin on the sales of mortgage loans, both of which negatively impacted mortgage income. However, the Company had a $0.5 million increase in broker commissions, as well as an increase of $0.2 million in service charges that partially offset the mortgage income decrease between the two periods. Also positively affecting non-interest income during the first quarter of 2014 was a $1.5 million increase in income from bank-owned life insurance, the result of additional income received from the payment of two life insurance policies in the current period.

•	Non-interest expense for the first quarter of 2014 decreased $37.5 million from the first three months of 2013 and was attributable primarily to the $31.8 million impairment charge recorded during the first quarter of 2013. Excluding certain non-operating expenses, non-interest expenses decreased primarily as a result of lower salary and employee benefit costs, net occupancy and equipment, and marketing expenses.

•	The Company recorded a provision for loan losses of $2.1 million thus far in 2014, $5.5 million above the provision recorded in the first quarter of 2013. The provision in the first quarter of 2014 was impacted by loan growth during the period, but was tempered by an overall improvement in the Company’s asset quality, especially in its non-covered, non-acquired loan portfolio. The improvement in asset quality from December 31, 2013 has partially offset the need for a higher allowance for loan losses as a result of loan growth thus far in 2014. As of March 31, 2014, the allowance for loan losses as a percent of total loans was 1.40%, compared to 1.51% at December 31, 2013, and was 58.3% of non-performing loans at March 31, 2014, compared to 52.5% at the end of 2013.

•	The Company paid a quarterly cash dividend of $0.34 per common share in the first quarter of 2014. The per-share dividend was consistent with the quarterly dividends paid in 2013.

•	Total assets at March 31, 2014 were $13.6 billion, up $185.4 million, or 1.4%, from December 31, 2013. Non-covered loan growth of $204.8 million, or 2.3%, across many of the Company’s markets drove the increase in total assets. Offsetting these increases were decreases in covered loans of $55.5 million since the end of 2013. The Company’s FDIC loss share receivables decreased $21.1 million, or 13.0%, since December 31, 2013, due to amortization as well as cash receipts from the FDIC.

•	Total loans at March 31, 2014 were $9.6 billion, an increase of $149.3 million, or 1.6%, from $9.5 billion at December 31, 2013. As noted above, loan growth during the first three months of 2014 was driven by a 2.3% increase in non-covered loans. Of the $204.8 million in non-covered loan growth, the Company acquired $87.3 million in loans from Trust One-Memphis and had organic growth of $117.5 million. Covered loans decreased 7.7% from December 31, 2013, as covered loans were paid down or charged-off and submitted for reimbursement.

•	Total customer deposits increased $161.9 million, or 1.5%, to $10.9 billion at March 31, 2014. The Company acquired $191.3 million in total deposits from Trust One-Memphis and had deposit runoff of $29.4 million excluding these acquired deposits during the first quarter of 2014. Non-interest-bearing deposits increased $152.8 million, or 5.9%, while interest-bearing deposits increased $9.1 million, or less than 1%. Excluding acquired deposits, the Company’s non-interest-bearing deposits increased $126.4 million while interest-bearing deposits decreased $155.9 million. This decrease was primarily the result of an $81.5 million, or 4.8%, decrease in time deposits from December 31, 2013, due to the Company’s effort to prudently align the deposit base with liquidity needs. Although deposit competition remained intense, the Company was able to generate growth across many of its deposit products. Organic deposit growth was driven by growth in the Company’s Birmingham, Alabama, Southwest Louisiana, and Naples, Florida markets.

•	Shareholders’ equity increased $32.2 million, or 2.1%, from year-end 2013. The increase was primarily driven by undistributed net income of $12.2 million and a $10.3 million increase in other comprehensive income, a result of the change in the unrealized gain in the Company’s available for sale investment portfolio at the end of the first quarter of 2014.

The discussion and analysis below contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that, in management’s opinion, distort period-to-period comparisons. Since the presentation of these GAAP performance measures and their impact differ between companies, management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are included in the table below.

TABLE 2 - RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended March 31
	2014			2013
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (loss) (GAAP)	$30,558	$22,395	$0.75	$(4,159)	$717	$0.02
Merger-related expenses	967	629	0.02	157	102	0.00
Severance expenses	119	78	0.00	97	63	0.00
Storm-related expenses	184	120	0.00	—	—	—
Impairment of long-lived assets	541	352	0.01	31,813	20,678	0.70
Debt prepayment	—	—	—	2,307	1,500	0.05
Occupancy expenses and branch closure expenses	17	11	0.00	375	244	0.01
Termination of debit card rewards program	(22)	(15)	(0.00)	—	—	—
Other non-interest income	(1,772)	(1,680)	(0.06)	—	—	—
(Gain) loss on sale of investments, net	(19)	(12)	(0.00)	(2,359)	(1,533)	(0.05)

Operating earnings (non-GAAP)	30,573	21,878	0.73	28,231	21,771	0.74
Covered and acquired provision for loan losses	146	95	0.00	625	406	0.01
Other (reversal of) provision for loan losses	1,957	1,272	0.04	(4,002)	(2,601)	(0.09)

Pre-provision operating earnings (non-GAAP)	$32,676	$23,245	$0.78	$24,854	$19,576	$0.66

(1)	Per share amounts may not appear to foot due to rounding.

(Dollars in thousands)	2014	2013
Net interest income (GAAP)	$104,408	$92,871
Add: Effect of tax benefit on interest income	2,229	2,464

Net interest income (TE) (Non-GAAP)	$106,637	$95,335

Non-interest income (GAAP)	$35,681	$44,491
Add: Effect of tax benefit on non-interest income	1,315	506

Non-interest income (TE) (Non-GAAP)	$36,996	$44,997

Non-interest expense (GAAP)	$107,428	$144,898
Less: Intangible amortization expense	(1,218)	(1,183)

Tangible non-interest expense (Non-GAAP)	$106,210	$143,715

Net income (GAAP)	$22,395	$717
Add: Effect of intangible amortization, net of tax	792	769

Cash earnings (Non-GAAP)	$23,187	$1,486

Total assets (GAAP)	$13,550,924	$12,951,199
Less: Intangible assets	435,636	428,522

Total tangible assets (Non-GAAP)	$13,115,288	$12,522,677

Average assets (Non-GAAP)	$13,362,918	$13,075,008
Less: Average intangible assets	433,274	429,071

Total average tangible assets (Non-GAAP)	$12,929,644	$12,645,937

Total shareholders’ equity (GAAP)	$1,563,189	$1,524,070
Less: intangible assets	435,636	428,522

Total tangible shareholders’ equity (Non-GAAP)	$1,127,553	$1,095,548

Average shareholders’ equity (Non-GAAP)	$1,557,006	$1,531,068
Less: Average intangible assets	433,274	429,071

Average tangible shareholders’ equity (Non-GAAP)	$1,123,732	$1,101,997

Net income per common share - diluted	$0.75	$0.02
Add: Effect of intangible amortization, net of tax	0.02	0.03

Cash earnings per share - diluted (Non-GAAP)	$0.77	$0.05

Return on average common equity	5.83%	0.19%
Add: Effect of intangibles	2.53	0.36

Return on average tangible common equity (Non-GAAP)	8.36%	0.55%

Efficiency ratio	76.7%	105.5%
Less: Effect of tax benefit related to tax-exempt income	(1.9)	(2.2)

Efficiency ratio (TE) (Non-GAAP)	74.8	103.3
Less: Effect of amortization of intangibles	(0.9)	(0.9)

Tangible efficiency ratio (TE) (Non-GAAP)	73.9%	102.4%

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $12.1 billion during the first quarter of 2014, a $260.7 million, or 2.2%, increase when compared to the first quarter of 2013. The increase from the prior year was primarily the result of the Company’s loan and investment security growth during the past twelve months. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $149.3 million, or 1.6%, to $9.6 billion at March 31, 2014, compared to $9.5 billion at December 31, 2013. The increase was driven by non-covered loan growth of $204.8 million, or 2.3%, during the quarter, but was offset by a $55.5 million, or 7.7%, decrease in covered loans. By loan type, the increase was primarily from commercial loan growth of $79.1 million and consumer loan growth of $56.6 million thus far in 2014, 1.2% and 2.8% higher, respectively, than at the end of 2013.

The major categories of loans outstanding at March 31, 2014 and December 31, 2013 are presented in the following tables, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI, Cameron, Florida Gulf, and Trust One-Memphis. The carrying amount of the covered loans and loans acquired from these acquisitions consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only (i.e., loans performing at the time of acquisition) as detailed in the following table.

TABLE 3 - SUMMARY OF LOANS

	March 31, 2014
(Dollars in thousands)	Commercial		Mortgage		Consumer and Other
	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$4,577	$403	$27,817	$—	$—	$18,407	$—	$596	$51,800
Performing (1)	340,807	41,292	121,385	—	—	105,671	615	2,725	612,495

Total covered loans	345,384	41,695	149,202	—	—	124,078	615	3,321	664,295

Non-covered loans
Acquired
Impaired (1)	17,550	3,045	297	—	—	1,503	—	15	22,410
Performing (1)	338,828	54,239	22,008	—	1,285	71,377	698	13,232	501,667

	356,378	57,284	22,305	—	1,285	72,880	698	13,247	524,077
Legacy loans	3,250,971	2,890,804	418,271	10,305	378,260	1,122,306	63,373	318,632	8,452,922

Total non-covered loans	3,607,349	2,948,088	440,576	10,305	379,545	1,195,186	64,071	331,879	8,976,999

Total loans	$3,952,733	$2,989,783	$589,778	$10,305	$379,545	$1,319,264	$64,686	$335,200	$9,641,294

	December 31, 2013
	Commercial		Mortgage		Consumer and Other
	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$14,904	$—	$28,223	$—	$—	$21,768	$—	$1,182	$66,077
Performing (1)	372,428	37,025	125,802	—	—	115,354	679	2,428	653,716

Total covered loans	387,332	37,025	154,025	—	—	137,122	679	3,610	719,793

Non-covered loans
Acquired
Impaired (1)	12,240	30	126	—	25	1,204	—	158	13,783
Performing (1)	332,829	53,007	18,009	—	1,828	52,239	—	12,210	470,122

	345,069	53,037	18,135	—	1,853	53,443	—	12,368	483,905
Legacy loans	3,134,904	2,906,051	404,922	9,450	373,383	1,101,227	63,642	294,742	8,288,321

Total non-covered loans	3,479,973	2,959,088	423,057	9,450	375,236	1,154,670	63,642	307,110	8,772,226

Total loans	$3,867,305	$2,996,113	$577,082	$9,450	$375,236	$1,291,792	$64,321	$310,720	$9,492,019

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

The Company’s loan to deposit ratio at March 31, 2014 and December 31, 2013 was 88.5% and 88.4%, respectively. The percentage of fixed rate loans to total loans increased slightly from 50.3% at the end of 2013 to 50.9% at March 31, 2014.

Commercial Loans

Commercial real estate and commercial business loans generally have shorter repayment periods and more frequent repricing opportunities than consumer and mortgage loans. Total commercial loans increased $79.1 million, or 1.2%, from December 31, 2013, with $116.4 million, or 1.8%, in non-covered loan growth and a decrease in covered commercial loans of $37.3 million, or 8.8%. During the first quarter of 2014, the Company acquired $54.8 million in commercial loans (offset partially by loan payments and charge-offs in the acquired portfolio) and had legacy loan growth of $100.8 million. The Company continued to attract and retain commercial customers in 2014 as commercial loans were 72% of the total loan portfolio at March 31, 2014. Unfunded commitments on commercial loans were $2.7 billion at March 31, 2014, an increase of $18.0 million when compared to the end of the prior year.

Commercial real estate loans increased by $85.4 million, or 2.2%, during the first three months of 2014, driven by an increase in non-covered commercial real estate loans of $127.4 million, or 3.7%. At March 31, 2014, commercial real estate loans totaled $4.0 billion, or 41.0% of the total loan portfolio, compared to 40.7% at December 31, 2013. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of March 31, 2014, commercial business loans totaled $3.0 billion, or 31.0% of the Company’s total loan portfolio. This represents a $6.3 million, or less than 1%, decrease from December 31, 2013. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

Non-covered commercial loans increased $116.4 million, or 1.8%, during the first three months of 2014, with the Houston, Texas, and Naples, Florida markets experiencing the largest growth in their commercial loan portfolios. On a market basis, growth in the non-covered portfolio was driven by the Company’s Houston, Texas market, which grew its commercial loan portfolio $68.7 million, or 5.2%, since the end of 2013. Naples, Florida’s commercial loans grew $33.3 million, or 31.5%, while the Memphis, Tennessee market contributed loan growth of $39.3 million since December 31, 2013, partially a result of the acquired loans from Trust One-Memphis. The following table details the Company’s commercial loans by state as of the dates indicated.

TABLE 4 - COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
March 31, 2014
Covered	$—	$336,889	$50,190	$—	$—	$—	$387,079
Non-covered	2,992,590	386,321	772,381	1,379,068	640,971	384,106	6,555,437

Total commercial loans	$2,992,590	$723,210	$822,571	$1,379,068	$640,971	$384,106	$6,942,516

December 31, 2013
Covered	$—	$363,372	$60,985	$—	$—	$—	$424,357
Non-covered	3,035,998	335,858	795,759	1,310,352	634,071	327,023	6,439,061

Total commercial loans	$3,035,998	$699,230	$856,744	$1,310,352	$634,071	$327,023	$6,863,418

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation that permit their sale in the secondary market. Larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan-to-value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. Beginning in the third quarter of 2013, the Company began to invest in loans that would be considered subprime (i.e., generally loans with a FICO score of less than 620) in order to ensure compliance with relevant regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, throughout 2014, albeit up to a limited amount. The Company did not make a significant investment in subprime loans thus far in 2014. At March 31, 2014, the Company had $117.6 million in subprime mortgage loans, an increase of $1.0 million from December 31, 2013.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing-released basis and recognize the associated fee income in earnings rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $13.6 million, or 2.3% compared to December 31, 2013, the result of the private banking originations and acquired mortgage loans. These increases during the first quarter of 2014 were offset by decreases in the Company’s covered mortgage loans of $4.8 million, or 3.1%, as existing loans were paid down and most of the new mortgage loan originations were sold.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At March 31, 2014, $2.1 billion, or 21.8%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $2.0 billion, or 21.5%, at the end of 2013. Total consumer loans increased $56.6 million, or 2.8%, from December 31, 2013, with $27.5 million, or 48.5%, of the growth from home equity loans and lines of credit. The remaining growth was split between indirect automobile loans ($4.3 million) and other personal consumer loans ($24.8 million), which includes credit card loans. Of the $56.6 million increase from December 31, 2013, $49.6 million, or 87.6%, was a result of legacy consumer loan growth.

Consistent with 2013, home equity loans comprised the largest component of the Company’s consumer loan portfolio at March 31, 2014. The balance of home equity loans increased $27.5 million during the quarter to $1.3 billion at March 31, 2014. Non-covered home equity loans increased $40.5 million in the first quarter of 2014 as a result of the Company’s Trust One-Memphis acquisition, as well as its continued focus on expanding its total consumer portfolio through its additional investment in its consumer business. Unfunded commitments related to home equity loans and lines were $551.6 million at March 31, 2014, an increase of $37.3 million from the end of 2013. The Company has approximately $468.6 million of loans with junior liens where the Company does not hold or service the respective loan holding senior lien. The Company believes it has addressed the risks associated with these loans in its allowance for credit losses.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in the Company’s indirect automobile loan portfolio associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities the Company serves and through long-term relationships with the Company itself. Indirect automobile loans increased $4.3 million, or 1.1%, from December 31, 2013 to March 31, 2014, and comprised 3.9% of the total loan portfolio.

The Company’s credit card loans totaled $64.7 million at March 31, 2014, a slight increase from the end of 2013. The increase in credit card loans was the result of additional card usage at the end of the first quarter of 2014. Average credit card balances have increased from $51.5 million in the first quarter of 2013 to $63.7 million for the same period of 2014, a 23.7% increase. Additionally, average balances have increased 2.7% from the fourth quarter of 2013.

The remainder of the consumer loan portfolio at March 31, 2014 consisted of direct automobile loans and other personal consumer loans, and comprised 3.5% of the overall loan portfolio. At the end of the first quarter of 2014, the Company’s direct automobile loans totaled $96.6 million, a $3.8 million increase over December 31, 2013, and the Company’s other personal consumer loans were $238.6 million, a 9.5% increase from December 31, 2013, primarily a result of installment loans and personal lines of credit. Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 6, unscoreable consumer loans have been included with loans with FICO scores below 660. FICO scores reflect information available as of the dates indicated.

TABLE 5 - CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
March 31, 2014
Covered	$—	$120,176	$7,838	$—	$—	$—	$128,014
Non-covered	851,539	110,853	197,929	69,687	208,203	532,470	1,970,681

Total consumer loans	$851,539	$231,029	$205,767	$69,687	$208,203	$532,470	$2,098,695

December 31, 2013
Covered	$—	$132,174	$9,237	$—	$—	$—	$141,411
Non-covered	836,814	101,041	197,104	65,574	205,585	494,540	1,900,658

Total consumer loans	$836,814	$233,215	$206,341	$65,574	$205,585	$494,540	$2,042,069

TABLE 6 - CONSUMER LOANS BY FICO SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
March 31, 2014
Covered	$59,159	$35,365	$65,798	$(32,308)	$128,014
Non-covered	408,999	468,758	1,099,987	(7,063)	1,970,681

Total consumer loans	$468,158	$504,123	$1,165,785	$(39,371)	$2,098,695

December 31, 2013
Covered	$68,333	$35,628	$76,500	$(39,050)	$141,411
Non-covered	345,143	484,927	1,077,692	(7,104)	1,900,658

Total consumer loans	$413,476	$520,555	$1,154,192	$(46,154)	$2,042,069

Mortgage Loans Held for Sale

Loans held for sale increased $3.0 million, or 2.4%, to $131.5 million at March 31, 2014. The increase in the balance from the end of 2013 was a result of a decrease in sales activity during the current quarter and an overall slowdown of origination and refinance activities. Thus far in 2014, the Company originated and purchased $317.8 million in mortgage loans, offset partially by net sales of $310.9 million and other activity of $3.6 million.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At March 31, 2014, the Company had $3.3 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $2.1 million for potential repurchases at March 31, 2014. However, an insignificant number of loans have been returned to the Company during the current quarter.

Asset Quality

Over time, the Company’s loan portfolio has transitioned from that of a thrift bank to that of a commercial bank. The Company’s transition brings about the potential for increased risks in the form of potentially higher levels of charge-offs and non-performing assets, as well as increased rewards in the form of potentially increased levels of shareholder returns. As the risks within the Company’s loan portfolio have evolved, management has responded by tightening underwriting guidelines and procedures, implementing more conservative loan charge-off and non-accrual guidelines, revising loan policies, and developing an internal loan review function. As a result of management’s enhancements to underwriting loan risk/return dynamics, the credit quality of the loan portfolio has remained favorable when compared to peers. Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Overall asset quality improved during the first quarter of 2014, primarily as a result of decreases in the number and amount of past due loans and non-performing assets. Consistent with prior years, the assets and liabilities purchased and assumed through the Company’s four failed bank acquisitions continue to have a disproportionate impact on overall asset quality. The Company continues to closely monitor the risk-adjusted level of return within the loan portfolio.

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

The Company utilizes an asset risk classification system in accordance with guidelines established by the FRB as part of its efforts to monitor commercial asset quality. In connection with their examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, reclassify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Board Risk Committee of the Board of Directors periodically. Loans are placed on non-accrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on non-accrual status, the accrual of interest income ceases and accrued but unpaid interest attributable to the current year is reversed against interest income. Accrued interest receivable attributable to the prior year is recorded as a charge-off to the allowance for credit losses.

Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”), and is recorded at the lesser of the related loan balance (the pro-rata carrying value for acquired loans) or estimated fair value less estimated costs to sell.

Under GAAP, certain loan modifications or restructurings are designated as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions.

Non-performing Assets

The Company defines non-performing assets as non-accrual loans, accruing loans more than 90 days past due, OREO and foreclosed property. Management continually monitors loans and transfers loans to non-accrual status when warranted.

Loans acquired through failed bank acquisitions, referred to as covered loans, are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. Acquisition date fair values of loans covered by loss sharing agreements were determined without regard to the loss sharing agreements. In addition to covered loans, the Company also accounts for other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as purchased impaired loans. Application of ASC 310-30 results in significant accounting differences compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. At acquisition, purchased impaired loans were individually evaluated and assigned to loan pools based on common risk characteristics, which included loan performance at the time of acquisition, loan type based on regulatory reporting guidelines, and/or the nature of collateral. The acquisition date fair values of each pool were estimated based on the expected cash flows of the underlying loans. Certain loan level information, including outstanding principal balance, maturity, term to re-price (if a variable rate loan), and interest rate were used to estimate the expected cash flows for each loan pool. ASC 310-30 does not permit carry over or recognition of an allowance for credit losses at acquisition. Credit quality deterioration, also referred to as credit losses, evident at acquisition for individual loans was reflected in the acquisition date fair value through the reduction of cash flows expected to be received over the life of loans. A provision for credit losses is recognized and an allowance for credit losses is recorded subsequent to acquisition to the extent that re-estimated expected losses exceed losses estimated at acquisition. Purchased impaired loans were considered to be performing as of the acquisition date regardless of their past due status based on their contractual terms. In accordance with regulatory reporting guidelines, purchased impaired loans that are contractually past due are reported as past due and accruing based on the number of days past due.

Due to the significant difference in accounting for covered loans and the related FDIC loss sharing agreements, as well as non-covered acquired loans accounted for as purchased impaired loans, and given the significant amount of acquired impaired loans that are past due but still accruing, the Company believes inclusion of these loans in certain asset quality ratios that reflect non-performing assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to purchased impaired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in certain asset quality ratios could result in a lack of comparability across quarters or years and could impact comparability with other portfolios that were not impacted by purchased impaired loan accounting. The Company believes that the presentation of certain asset quality measures excluding either covered loans or all purchased impaired loans, as indicated below, and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 7 below present asset quality information excluding both covered loans and acquired loans, and related amounts.

Non-performing assets excluding acquired loans decreased $13.6 million, or 18.6%, compared to December 31, 2013, as non-accrual loans decreased $10.7 million, OREO decreased $2.1 million, and accruing loans 90 days or more past due decreased $0.8 million. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs decreased $13.7 million over the past three months.

The following table sets forth the composition of the Company’s non-covered non-performing assets, including accruing loans past due 90 or more days and TDRs, as of March 31, 2014 and December 31, 2013.

TABLE 7 - NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (EXCLUDING ACQUIRED LOANS)

(Dollars in thousands)	March 31, 2014	December 31, 2013	Increase (Decrease)
Non-accrual loans:
Commercial and business banking	$12,646	$24,471	$(11,825)	(48.3)%
Mortgage	10,755	10,237	518	5.1
Consumer and credit card	9,582	8,979	603	6.7

Total non-accrual loans	32,983	43,687	(10,704)	(24.5)
Accruing loans 90 days or more past due	269	1,075	(806)	(74.9)

Total non-performing loans (1)	33,252	44,762	(11,510)	(25.7)
OREO and foreclosed property (2)	26,204	28,272	(2,068)	(7.3)

Total non-performing assets (1)	59,456	73,034	(13,578)	(18.6)
Troubled debt restructuring in compliance with modified terms (3)	1,283	1,376	(93)	(6.8)

Total non-performing assets and troubled debt restructurings (1)	$60,739	$74,410	$(13,671)	(18.4)%

Non-performing loans to total loans (1) (4)	0.39%	0.54%
Non-performing assets to total assets (1) (4)	0.49%	0.61%
Non-performing assets and troubled debt restructurings to total assets (1) (4)	0.50%	0.62%
Allowance for credit losses to non-performing loans (4) (5)	239.99%	175.26%
Allowance for credit losses to total loans (4) (5)	0.94%	0.95%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.
(2)	OREO and foreclosed property at March 31, 2014 and December 31, 2013 and 2012 include $9,003,000 and $9,206,000, respectively, of former bank properties held for development or resale.
(3)	Troubled debt restructurings in compliance with modified terms for March 31, 2014 and December 31, 2013 do not include $7,523,000 and $18,501,000 in troubled debt restructurings included in total non-accrual loans above.
(4)	Total loans, total non-performing loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Non-performing loans were 0.39% of total legacy loans at March 31, 2014, 15 basis points lower than at December 31, 2013. If covered loans and acquired loans accounted for in pools that meet non-performing criteria are included, non-performing loans were 2.40% of total loans at March 31, 2014 and 2.87% at December 31, 2013. The allowance for credit losses as a percentage of non-performing loans was 240.0% at March 31, 2014 and 175.3% at December 31, 2013. Including covered loans and pooled loans, the allowance as a percentage of total loans was 1.52% at March 31, 2014 and 1.62% at December 31, 2013.

Non-performing assets as a percentage of total assets have remained at relatively low levels. Total non-performing assets were 0.49% of non-covered, non-acquired assets at March 31, 2014, 12 basis points below December 31, 2013. Consistent with the overall improvement in asset quality, the Company’s reserve for credit losses as a percentage of loans, excluding reserves for acquired loans, decreased one basis point from 2013 to 0.94% at March 31, 2014.

Loans defined as TDRs not included in non-performing assets decreased to $1.3 million at the end of the first quarter of 2014. Total legacy TDRs totaled $8.8 million at March 31, 2014, $11.1 million, or 55.7%, lower than at December 31, 2013, driven primarily from the payoff of one relationship totaling $10.4 million at December 31, 2013. There were no additions to TDRs during the first quarter of 2014.

The Company had gross charge-offs on non-acquired loans of $2.5 million during the three months ended March 31, 2014. Offsetting these charge-offs were recoveries of $1.5 million. As a result, net charge-offs on non-acquired loans during the first quarter of 2014 were $1.0 million, or 0.05% of average loans, compared to net charge-offs of $1.2 million, or 0.07%, for the first quarter of 2013.

At March 31, 2014, excluding loans covered by the FDIC loss share agreements (see “Covered Loans” below) and acquired loans, the Company had $58.1 million of assets classified as substandard, $0.9 million of assets classified as doubtful, and no assets classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified assets was 0.70% of total loans, compared to 0.99% at December 31, 2013. The decrease in classified assets is consistent with the overall improvement in asset quality since December 31, 2013. As with non-classified assets, a reserve for credit losses has been recorded for all substandard loans at March 31, 2014 according to the Company’s allowance for credit losses policy.

In addition to the problem loans described above, excluding covered loans and acquired loans, there were $53.9 million of loans classified as “special mention” at March 31, 2014, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans increased $8.2 million, or 17.9%, from December 31, 2013, and was a result of the movement of a limited number of loans to special mention during the quarter.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At March 31, 2014, total past due loans excluding covered loans were 0.94% of total loans, a decrease of 31 basis points from December 31, 2013. Including covered loans, loans past due 30 days or more were 2.80% of total loans before discount adjustments at March 31, 2014 and 3.24% at December 31, 2013. Past due non-covered loans (including non-accrual loans) decreased $25.0 million, or 22.9%, from December 31, 2013, and can be attributed to lower levels of both non-accrual loans and loans past due more than 90 days. Additional information on non-covered past due loans is presented in the following table.

TABLE 8 - PAST DUE NON-COVERED LOAN SEGREGATION

	March 31, 2014
	Non-acquired		Acquired		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$7,710	0.09%	$4,021	0.77%	$11,731	0.13%
60-89 days past due	3,473	0.04	1,216	0.23	4,689	0.05
90-119 days past due	143	0.00	45	0.01	188	0.00
120 days past due or more	126	0.00	150	0.03	276	0.00

	11,452	0.14	5,432	1.04	16,884	0.19
Non-accrual loans (1)	32,984	0.39	34,401	6.56	67,385	0.75

	$44,436	0.53%	$39,833	7.60%	$84,269	0.94%

	December 31, 2013
	Non-acquired		Acquired		Total
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$13,426	0.16%	$3,251	0.67%	$16,677	0.19%
60-89 days past due	7,965	0.10	2,580	0.53	10,545	0.12
90-119 days past due	108	0.00	103	0.02	211	0.00
120 days past due or more	967	0.01	437	0.09	1,404	0.02

	22,466	0.27	6,371	1.32	28,837	0.33
Non-accrual loans (1)	43,687	0.53	36,725	7.59	80,412	0.92

	$66,153	0.80%	$43,096	8.91%	$109,249	1.25%

(1)	For acquired loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

The $25.0 million decrease in non-covered past due loans was the result of a $13.0 million decrease in non-accrual loans, and a $12.0 million decrease in accruing loans past due ($10.8 million of which were loans past due less than 90 days). Commercial non-accrual loans decreased $14.3 million, or 25.6%, while both mortgage non-accrual loans and consumer non-accrual loans increased $0.6 million since December 31, 2013. The increase in mortgage and consumer non-accrual loans was a result of the placement of past due consumer loans on non-accrual status during the first quarter of 2014 in response to their continued past due status. The movement of these loans to non-accrual status in the current year helped to drive the decrease in accruing consumer loans past due to $6.0 million at March 31, 2014, from $6.5 million at December 31, 2013, an 8.9% decrease.

In the non-covered commercial loan portfolio, total accruing loans past due decreased $11.3 million, or 58.9%, from December 31, 2013. Total non-covered mortgage loans past due decreased less than 1% during the first three months of 2014, with 95.8% due less than 90 days and 63.8% past due less than 60 days. At December 31, 2013, those percentages were 64.6% and 36.5%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues.

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

Although covered loans are not included in the Company’s non-performing assets, in accordance with bank regulatory reporting standards, both acquired loans considered impaired at the time of acquisition and those performing at the time of acquisition that meet the Company’s definition of a non-performing loan at each balance sheet date are discussed below. Included in the discussion are all covered loans that are contractually past due based on the number of days past due. Certain measures of the asset quality of covered loans are discussed below. Loan balances are reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. The loss share agreements with the FDIC limit the Company’s exposure to loss during the loss claim period to no more than 20% of incurred losses for all covered loans and as little as 5% of incurred losses for certain loans. Therefore, balances discussed below are for general comparative purposes only and do not represent the Company’s risk of loss on covered assets.

TABLE 9 - PAST DUE COVERED LOAN SEGREGATION

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	% of Outstanding Balance	Amount	% of Outstanding Balance
Accruing loans:
30-59 days past due	$5,369	0.70%	$8,474	1.01%
60-89 days past due	22,115	2.88	5,222	0.62
90-119 days past due	516	0.07	579	0.07
120 days past due or more	—	—	—	—

Total accruing loans	28,000	3.65	14,275	1.70
Non-accrual loans (1)	162,578	21.19	190,016	22.68

Total past due loans	$190,578	24.83%	$204,291	24.38%

(1)	For covered loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

Total covered loans past due at March 31, 2014 totaled $190.6 million before discounts, a decrease of $13.7 million, or 6.7%, from December 31, 2013. The decrease is consistent with not only the overall decrease in the covered loan portfolio, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due loans at the end of the first quarter of 2014 included $162.6 million in loans that would otherwise meet the Company’s definition of non-accrual loans and $28.0 million in accruing loans past due greater than 30 days. Of the $28.0 million in accruing loans past due, $27.5 million, or 98.2%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Non-performing loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of non-accrual loans) decreased $27.5 million, or 14.4% from December 31, 2013. These decreases were primarily a result of loan payments during the current quarter. Partially offsetting this decrease was a $13.8 million increase in accruing loans past due less than 90 days. This increase was limited to three commercial credits totaling $17.2 million at March 31, 2013 that were past due more than 30 days.

Of the $722.6 million in covered assets at March 31, 2014, $409.8 million will lose loss share coverage within the next 12 months. The following table provides additional information at March 31, 2014 on the covered assets losing loss share coverage within the next 12 months. When the coverage period ends, these assets will be included in asset quality information presented in Table 8 above as part of the non-covered acquired loans. Amounts in the table are presented gross of discounts unless otherwise noted.

TABLE 10 - COVERED ASSETS BY LOSS SHARE COVERAGE PERIOD

	Covered Assets
	Non-Single Family Residential Loans (Losing Loss Share Coverage within the next 12 months) (1)	Single Family Residential Loans (Losing Loss Share Coverage 10 years from Date of Acquisition)
(Dollars in thousands)
Loans, net	$363,148	$301,148
Other real estate owned	46,606	11,680
Allowance for loan losses	(45,877)	(17,253)

Nonaccrual loans	$88,068	$74,510
Foreclosed assets	1,244	—
Other real estate owned	45,362	11,680
Accruing loans more than 90 days past due	516	—

Nonperforming assets	$135,190	$86,190

Total past due loans	$113,745	$76,834

Nonperforming assets/assets	32.99%	27.55%
NPAs/(Loans + OREO)	32.99%	27.55%
(Past Dues & Nonaccruals)/Loans	31.32%	25.51%

(1)	$44.1 million of loans are maintaining loss share coverage beyond the next 12 months. $2.4 million of indemnification asset is collectible from the FDIC and OREO transactions beyond the next twelve months.

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses, including a qualitative component. These factors include, but are not limited to, the overall risk profiles of the loan portfolios, net charge-off experience, the extent of impaired loans, the level of non-accrual loans, the level of 90 days past due loans and the overall percentage level of the allowance. The Company also considers overall asset quality trends, changes in lending and risk management practices and procedures, trends in the nature and volume of the loan portfolio, including the existence and effect of any portfolio concentrations, changes in experience and depth of lending staff, the Company’s legal, regulatory and competitive environment, national and regional economic trends, and data availability and applicability that might impact the portfolio. See the “Application of Critical Accounting Policies and Estimates” section of the Company’s Form 10-K filing for the year ended December 31, 2013 for more information.

During the first quarter of 2014, the Company did not substantively change any material aspect of its overall approach in the determination of the allowance for credit losses and there have been no material changes in assumptions or estimation techniques as compared to December 31, 2013. However, during the second quarter of 2013, the Company modified its methodology for estimating its allowance for credit losses on its non-covered, non-acquired loan portfolio to incorporate practices, processes, and methodologies consistent with the guidance provided in the FRB’s inter-agency policy statement 2006 SR 06-17. The methodology was modified to segregate the reserve for unfunded lending commitments (“RULC”), previously included in the Company’s allowance for loan losses, into a separate liability on the Company’s consolidated balance sheet, and to enhance the previous methodology around loss migration.

Certain inherent but unconfirmed losses are probable within the loan portfolio. The Company’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation and other qualitative adjustments. In a stable or deteriorating credit environment, heavy reliance on historical loss rates and the credit grade rating process results in model-derived required reserves that tend to slightly lag behind portfolio deterioration. Similar lags can occur in an improving credit environment whereby required reserves can lag slightly behind portfolio improvement. Given these model limitations, qualitative adjustment factors may be incremental or decremental to the quantitative model results.

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

Acquired Loans

Acquired loans, which include covered loans and certain non-covered loans, represent loans acquired by the Company that are accounted for in accordance with ASC 310-30. See the discussion above for more information.

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

At March 31, 2014, the Company had an allowance for credit losses of $63.1 million and $3.1 million currently in the covered loan and acquired loan portfolios, respectively, to reserve for probable losses currently in the those portfolios that have arisen after the losses estimated at the respective acquisition dates.

Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at March 31, 2014 and December 31, 2013 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.

TABLE 11 - SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	March 31, 2014				March 31, 2013
		Non-covered loans				Non-covered loans
(Dollars in thousands)	Covered Loans	Legacy Loans	Acquired Loans	Total	Covered Loans	Legacy Loans	Acquired Loans	Total
Allowance for loan losses
Balance at beginning of period	$71,175	$67,342	$4,557	$143,074	$168,576	$74,211	$8,816	$251,603
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,534)	1,996	(1,235)	(2,773)	(45,385)	(4,002)	596	(48,791)
Benefit attributable to FDIC loss share agreements	4,876	—	—	4,876	45,414	—	—	45,414

Net (reversal of) provision for loan losses	1,342	1,996	(1,235)	2,103	29	(4,002)	596	(3,377)

(Decrease) Increase in FDIC loss share receivable	(4,876)	—	—	(4,876)	(45,414)	—	—	(45,414)
Transfer of balance to OREO	(4,549)	—	(382)	(4,931)	(11,318)	—	(559)	(11,877)
Loan charge-offs	—	(2,544)	(34)	(2,578)	(41)	(2,062)	—	(2,103)
Recoveries	38	1,530	242	1,810	—	893	—	893

Balance at end of period	63,130	68,324	3,148	134,602	111,832	69,040	8,853	189,725

Reserve for unfunded lending commitments
Balance at beginning of period	—	11,147	—	11,147	—	—	—	—
Provision for unfunded lending commitments	—	372	—	372	—	—	—	—

Balance at end of period	—	11,519	—	11,519	—	—	—	—

Allowance for credit losses	$63,130	$79,843	$3,148	$146,121	$111,832	$69,040	$8,853	$189,725

The allowance for credit losses was $146.1 million at March 31, 2014, or 1.52% of total loans, which is $8.1 million lower than at December 31, 2013. The allowance as a percentage of loans was ten basis points below the 1.62% at December 31, 2013.

The decrease in the allowance was primarily related to a decrease in reserves on the covered and non-acquired loan portfolios. The allowance for credit losses on the covered portion of the loan portfolio decreased $8.0 million primarily due to a change in expected cash flows on certain of the acquired loan pools during the first quarter of 2014. The reserve was adjusted to cover the expected losses in these pools. On a gross basis, the Company was able to reverse $4.9 million to account for these estimated cash flow changes. The reserve was also reduced by $4.5 million when loan collateral was moved to OREO during the first three months of 2014.

For the non-covered portfolio, the allowance on the legacy portfolio increased $1.4 million, or 1.7%, since December 31, 2013. Legacy asset quality improved over the prior year as evidenced by continued lower levels of net charge-offs and past due loans, which offset the additional allowance needed to reserve for legacy loan growth over the past twelve months. The non-covered allowance for credit losses, however, includes a reserve of $3.1 million for probable losses in the acquired portfolios at March 31, 2014 above estimated expected credit losses at acquisition.

At March 31, 2014 excluding the acquired loan portfolios, the allowance for loan losses covered non-performing loans 2.1 times, compared to 1.5 times at December 31, 2013. Including acquired non-covered loans, the allowance for loan losses covered 84.8% of total past due and non-accrual loans at March 31, 2014, an increase compared to the December 31, 2013 coverage of 65.8%.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded $1.0 billion in receivables from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivables decreased $21.1 million, or 13.0%, during the first three months of 2014 as the Company reduced the balances $4.9 million to offset the allowance for credit loss adjustment recorded and $19.3 million as a result of amortization during the first three months of 2014. See Note 8 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

TABLE 12 - FDIC LOSS SHARE RECEIVABLE ACTIVITY

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$162,312	$423,069
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(4,876)	(45,414)
Amortization	(19,264)	(27,702)
Submission of reimbursable losses (recoveries payable to) the FDIC	3,055	(30,491)
Impairment	—	(31,813)
Changes due to a change in cash flow assumptions on OREO and other changes	(42)	(3,178)

Balance at end of period	$141,185	$284,471

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, the Company concluded that certain expected losses are probable of not being collected from the FDIC or the customer because such projected losses are anticipated to occur beyond the reimbursable periods of the loss share agreements. In the first quarter of 2013, management concluded, with agreement from the Audit Committee and the Board of Directors, that an impairment charge was required under GAAP applicable to the Company and should be recognized in the consolidated financial statements for the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31.8 million through a charge to net income.

Of the FDIC loss share receivables balance of $141.2 million at March 31, 2014, approximately $41.3 million is expected to be collected from the FDIC, $94.0 million, which represents improvements in cash flows expected to be collected from customers, is expected to be amortized over time, and $5.9 million is expected to be collected in conjunction with OREO transactions. For certain covered assets, loss share coverage expires in the next 12 – 20 months. At March 31, 2014, the FDIC loss share receivables included $9.0 million and $3.1 million related to these assets that is expected to be collected from the FDIC and OREO transactions, respectively. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC or OREO transactions, future impairments would be required.

The Company may owe consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions in three of these agreements. The clawback provisions generally stipulate that in the event of not meeting certain thresholds of loss, the Company is required to pay the FDIC a percentage as defined in the respective agreements. Cumulative losses to date under two of these agreements have exceeded the calculated loss amounts, which would result in clawback if not incurred. However, the sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement. For the third agreement, the Company has recorded a $0.8 million liability at March 31, 2014 to reserve for the amount of consideration due to the FDIC based on cumulative losses to date. However, the future performance of the remaining covered assets (namely improvements in the forms of recoveries and/or reduced losses) for each of the three agreements beyond each agreement’s respective collection period could require the Company to be subject to the clawback provisions for that agreement.

Refer to the “Other Assets” discussion below for additional amounts due from the FDIC related to loss share agreements.

Investment Securities

Investment securities decreased by $6.9 million, or less than 1%, from December 31, 2013 to March 31, 2014 due to the sales and maturities of investment securities during the current quarter. Investment securities decreased to 15.4% of total assets at March 31, 2014, from 15.6% at December 31, 2013. Investment securities were 17.5% of average earnings assets in the first quarter of 2014 and 17.3% in the same period of 2013. By intent, both available for sale and held to maturity investments decreased $3.5 million. The following table shows the carrying values of securities by category as of the dates indicated.

TABLE 13 - CARRYING VALUE OF SECURITIES

(Dollars in thousands)	March 31, 2014		December 31, 2013
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$368,512	18%	$395,561	19%
Obligations of state and political subdivisions	105,881	5	107,479	5
Mortgage-backed securities	1,457,453	70	1,432,278	68
Other securities	1,468	—	1,479	—

Total securities available for sale	1,933,314	93	1,936,797	92

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	34,484	2	34,478	2
Obligations of state and political subdivisions	82,256	4	84,290	4
Mortgage-backed securities	33,920	1	35,341	2

Total securities held to maturity	150,660	7	154,109	8

Total investment securities	$2,083,974	100%	$2,090,906	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At March 31, 2014 and December 31, 2013, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2014 and 2013. There were no transfers of securities between investment categories during the periods.

TABLE 14 - INVESTMENT PORTFOLIO ACTIVITY

(Dollars in thousands)	Available for Sale		Held to Maturity
	2014	2013	2014	2013
Balance at beginning of period	$1,936,797	$1,745,004	$154,109	$205,062
Purchases	76,223	548,154	—	2,412
Sales, net of gains	(14,031)	(43,377)	—	—
Principal maturities, prepayments and calls, net of gains	(78,498)	(288,650)	(3,180)	(8,693)
Amortization of premiums and accretion of discounts	(3,046)	(5,261)	(269)	(339)
Change in market value	15,869	(4,322)	—	—

Balance at end of period	$1,933,314	$1,951,548	$150,660	$198,442

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis, the Company recorded an other-than-temporary impairment charge of $0.5 million on one unrated municipal revenue bond in 2011. During that year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The total impairment recorded was 50% of the par value of the bond and provided a fair value of the bonds that was consistent with market pricing at that time. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but since has noted no further deterioration in the operating environment of the bond issuer. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at March 31, 2014 and December 31, 2013. Note 5 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions of $145.0 million at March 31, 2014 decreased $7.7 million, or 5.0%, from December 31, 2013. The primary cause of the decrease was the Company’s use of available cash to purchase higher-yielding investment securities, fund loan growth, and pay down its long-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances as of the periods indicated.

TABLE 15 - OTHER ASSETS COMPOSITION

(Dollars in thousands)
	March 31, 2014	December 31, 2013	Increase (Decrease)
Other Earning Assets
FHLB and FRB stock	$58,885	$53,773	$5,112	9.5%
Fed funds sold and financing transactions	—	—	—	—
Other interest-earning assets (1)	3,412	3,412	—	—

Total other earning assets	62,297	57,185	5,112	8.9

Non-Earning Assets
Premises and equipment	287,387	287,510	(123)	(0.0)
Bank-owned life insurance	104,009	104,203	(194)	(0.2)
Goodwill	410,494	401,872	8,622	2.1
Core deposit intangibles	16,053	14,622	1,431	9.8
Title plant and other intangible assets	7,534	7,439	95	1.3
Accrued interest receivable	32,939	32,143	796	2.5
Other real estate owned	93,165	99,173	(6,008)	(6.1)
Derivative market value	33,304	30,076	3,228	10.7
Receivable due from the FDIC	2,080	2,609	(529)	(20.3)
Investment in tax credit entities	133,405	132,487	918	0.7
Other	74,620	74,230	390	0.5

Total non-earning assets	1,194,990	1,186,364	8,626	0.7

Total other assets	$1,257,287	$1,243,549	$13,738	1.1%

(1)	Other interest-earning assets are composed primarily of trust preferred common securities.

The $5.1 million increase in FHLB and FRB stock was the result of net stock purchases during the first quarter of 2014.

Fed funds sold and financing transactions represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. There were no fed funds sold or financing transactions at March 31, 2014 or December 31, 2013. The balance of other interest-earning assets did not change from the end of 2013.

Premises and equipment decreased $0.1 million as a result of current period depreciation expense recorded on the assets in service. Branches acquired during the first quarter of 2014, as well as additional equipment purchases, partially offset the depreciation recorded.

Bank-owned life insurance decreased $0.2 million as a result of the payment of death benefits on two policies during the first quarter of 2014, but these payments were offset by income earned on the remaining policies.

Core deposit intangibles increased $1.4 million during the current period, the result of an additional $2.6 million in core deposit intangibles recorded as part of the Trust One-Memphis acquisition, which was partially offset by amortization expense recorded during the first three months of 2014.

Other real estate includes all real estate, other than bank premises used in bank operations, which is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $6.0 million decrease in OREO from December 31, 2013 was a result of the sale of OREO properties. Covered OREO properties at March 31, 2014 were $3.5 million, or 5.7%, lower than at the end of 2013. Covered OREO properties were $58.3 million and $61.8 million at March 31, 2014 and December 31, 2013, respectively. Non-covered OREO decreased $2.5 million, or 6.7%, and was primarily a result of the sale of OREO properties during the first quarter of 2014.

The increase in the market value of the Company’s derivatives was primarily the result of the change in value of existing derivatives from December 31, 2013, and not a result of a significant increase in derivative activity. The value of the derivatives at March 31, 2014 was positively affected by interest rates at the end of the first quarter.

The receivable due from the FDIC from claims associated with the loss share agreements decreased $0.5 million in the first quarter of 2014 compared to December 31, 2013. The balance at March 31, 2014 was a result of the timing of repayment from the FDIC of losses submitted and timing of losses incurred. The Company’s submission of losses has remained steady as the Company continues to manage the covered assets to ultimate disposition in a manner that is of least loss to the FDIC. The balance due from the FDIC includes the reimbursable portion of incurred losses, net of recoveries (as those terms are defined in the respective loss share agreements) and reimbursable expenses, which were approximately $1.6 million and $2.8 million at March 31, 2014 and December 31, 2013, respectively.

Investments in tax credit entities increased $0.9 million as a result three additional low-income housing tax credit investments totaling $2.0 million in the current quarter, partially offset by the amortization of tax credits as they are recognized in the Company’s income tax provision calculation.

The $0.4 million increase in other assets since December 31, 2013 was primarily the result of a $3.9 million increase in the Company’s net current and deferred income tax receivable as a result of additional estimated income tax payments recorded during the current quarter. Also affecting other assets was a $1.6 million increase in deferred compensation assets held that are related to current year employee compensation deferrals. Offsetting these increases were decreases in prepaid assets and other current receivables since December 31, 2013.

There were no significant changes in the Company’s title plant or other intangible asset balances since December 31, 2013. Additional intangible assets created in the LTC acquisition of The Title Company LLC (in Baton Rouge, LA) during the first quarter of 2014 were offset by amortization expense on existing intangible assets.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Short-term and long-term borrowings have become an important funding source as the Company has grown. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity” section below for further discussion of the Company’s sources and uses of funding sources. The following discussion highlights the major changes in the mix of deposits and other funding sources from December 31, 2013.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first quarter of 2014, total deposits increased $161.9 million, or 1.5%, totaling $10.9 billion at March 31, 2014. On average, total deposits increased $112.2 million, or 1.0%, from the fourth quarter of 2013. Total non-interest-bearing deposits increased $152.8 million and interest-bearing deposits increased $9.1 million, or 0.1%, from December 31, 2013. Acquired deposits of $191.3 million from Trust One–Memphis accounted for the increase from year-end. Increases in the Company’s core deposit products were offset by a continued decline in total time deposits, as some higher-priced certificates of deposit (“CDs”) matured and were not renewed due to continued rate reductions.

The following table and chart set forth the composition of the Company’s deposits for the periods indicated.

TABLE 16 - DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	March 31, 2014		December 31, 2013		Increase (Decrease)
Non-interest-bearing deposits	$2,728,736	25%	$2,575,939	24%	$152,797	5.9%
NOW accounts	2,194,361	20	2,283,491	22	(89,130)	(3.9)%
Money market accounts	3,936,690	36	3,779,581	35	157,109	4.2%
Savings accounts	409,972	4	387,397	3	22,575	5.8%
Certificates of deposit	1,629,104	15	1,710,592	16	(81,488)	(4.8)%

Total deposits	$10,898,863	100%	$10,737,000	100%	$161,863	1.5%

From a product perspective, interest-bearing deposits increased $9.1 million. Interest-bearing core deposit increases totaling $90.6 million offset time deposit decreases of $81.5 million. Certificates of deposit in denominations of $100,000 and over decreased $69.0 million, or 7.6%, to $837.4 million at March 31, 2014. The decrease was seen in many of the Company’s markets, including the New Orleans, Louisiana and Houston, Texas markets, as well as multiple Florida markets, where higher-priced certificates of deposit matured and were either not renewed or renewed at lower interest rates. Despite the overall decrease in time deposits during the first quarter of 2014, during the same period, 88% of maturing time deposits were renewed with an average 37 basis point rate reduction.

Non-interest-bearing deposits continue to provide the Company with a good source of available funds for continued earning asset growth. Non-interest-bearing deposits as a percentage of total deposits have steadily risen over the past three months, from 24.0% at December 31, 2013 to 25.0% at March 31, 2014.

From a market perspective, total deposit growth was seen primarily in the Naples, Florida, Southwest Louisiana, and Birmingham, Alabama markets. Naples’s customer deposits increased $31.6 million, or 4.4%, during the first three months of 2014. Total deposits in the Southwest Louisiana market increased $38.1 million, or 7.4%, since the end of 2013, while the Birmingham market had total customer deposit growth of $27.7 million, or 6.5%. Total deposit growth was offset, however, by deposit runoff in New Orleans, Louisiana, as well as various Alabama and Florida markets, most notably Sarasota, Florida and Houston, Texas.

Short-term Borrowings

The Company may obtain advances from the FHLB of Dallas based upon its ownership of FHLB stock and certain pledges of its real estate loans and investment securities, provided certain standards related to the Company’s creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The level of short-term borrowings can fluctuate significantly on a daily basis depending on funding needs and the source of funds chosen to satisfy those needs.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.80%. The following table details the average and ending balances of repurchase transactions as of and for the three months ended March 31, 2014 and 2013:

TABLE 17 - REPURCHASE TRANSACTIONS

(Dollars in thousands)	2014	2013
Average balance	$299,106	$292,448
Ending balance	283,086	294,156

Total short-term borrowings increased $2.7 million, or 0.4%, from December 31, 2013, to $683.1 million at the end of the first quarter of 2014. The increase was primarily the result of $400.0 million in short-term FHLB advances outstanding at March 31 2014, compared to $375.0 million of short-term FHLB advances outstanding at the end of 2013. The Company borrowed these funds in order to manage its liquidity as it funded loan growth in the fourth quarter of 2013 and first quarter of 2014. On an average basis, short-term borrowings increased $291.5 million, or 99.5%, from the first three months of 2013. The increase in the average outstanding balance was largely due to the advances outstanding at March 31, 2014 (there were no short-term FHLB advances outstanding during the first quarter of 2013), as management’s decision has typically been to use available cash to reduce higher-cost funding sources.

Total short-term borrowings were 5.7% of total liabilities and 70.9% of total borrowings at March 31, 2014 compared to 5.7% and 70.8%, respectively, at December 31, 2013. On an average basis, short-term borrowings were 5.0% of total liabilities and 67.6% of total borrowings in the first quarter of 2014, compared to 2.5% and 41.6%, respectively, during the first quarter of 2013.

The weighted average rate paid on short-term borrowings was 0.17% during the current period, down two basis points compared to 0.19% for the first quarter of 2013.

Long-term Debt

The Company’s long-term borrowings decreased $0.8 million, or 0.3%, to $279.9 million at March 31, 2014, compared to $280.7 million at December 31, 2013. The decrease in borrowings from December 31, 2013 was a result of the scheduled repayment of a portion of the Company’s long-term FHLB advances during 2014. The Company’s efforts to reduce the balance of these higher-priced long-term borrowings has lead to a $0.9 million reduction in interest expense on long-term debt in 2014 when compared to the same period of 2013, despite the 26 basis point increase in the average rate paid on the debt.

On average, long-term debt decreased to $280.2 million in the first three months of 2014, $131.7 million, or 32.0%, lower than for the three months ended March 31, 2013. Average long-term debt was 2.4% of total liabilities during the current quarter, lower than the average during 2013 of 2.8%. On a period-end basis, long-term debt was 2.3% of total liabilities at March 31, 2014, also a decrease from 2.4% of total liabilities at December 31, 2013.

Long-term borrowings at March 31, 2014 included $91.7 million in fixed-rate advances from the FHLB of Dallas that cannot be paid off without incurring substantial prepayment penalties. The remaining debt consisted of $111.9 million of the Company’s junior subordinated deferrable interest debentures and $76.3 million in notes payable on investments in new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2014, shareholders’ equity totaled $1.6 billion, an increase of $32.2 million, or 2.1%, compared to December 31, 2013. The following table details the changes in shareholders’ equity during the three months ended March 31, 2014 and 2013.

TABLE 18 - CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	2014	2013
Balance, beginning of period	$1,530,979	$1,529,868
Net income	22,395	717
Other comprehensive (loss) income	10,315	(1,185)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	6,879	2,253
Cash dividends declared	(10,214)	(10,095)
Share-based compensation cost	2,835	2,512

Balance, end of period	$1,563,189	$1,524,070

During the three months ended March 31, 2014, net income of $22.4 million for the first quarter of 2014 was offset by dividend payments to common shareholders of $10.2 million, or $0.34 per common share, during the quarter. Shareholder’s equity also increased $10.3 million as a result of an increase in the fair value of the Company’s available for sale investment securities.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The FRB imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At March 31, 2014 and December 31, 2013, the Company exceeded all required regulatory capital ratios, and the Company’s regulatory capital ratios and those of IBERIABANK were also in excess of the levels established for “well-capitalized” institutions, as shown in the following table.

TABLE 19 - REGULATORY CAPITAL RATIOS

(Dollars in thousands)		Well-Capitalized	March 31, 2014		December 31, 2013
Ratio	Entity	Minimums	Actual	Excess Capital (1)	Actual	Excess Capital (1)
Tier 1 Leverage	Consolidated	5.00%	9.61%	$596,763	9.70%	$597,186
	IBERIABANK	5.00	8.41	439,915	8.46	437,629

Tier 1 risk-based capital	Consolidated	6.00	11.44	591,162	11.57	592,882
	IBERIABANK	6.00	9.99	433,167	10.08	432,915

Total risk-based capital	Consolidated	10.00	12.69	292,244	12.82	300,274
	IBERIABANK	10.00	11.24	134,904	11.33	141,292

(1)	Excess capital is defined as the dollar amount of the Company’s capital above minimum capital required to remain “well capitalized” under current guidelines but does not represent the Company’s view of optimum capital levels.

The decrease in capital ratios from December 31, 2013 was primarily the result of the deployment of excess liquidity that carried a 0% risk weighting into loans and other investments that carried a higher risk rating, namely loans and investment securities. Also affecting capital ratios at March 31, 2014 was a decrease in covered assets, which typically are assigned a lower risk rating.

Regulatory Developments

In July 2013, the U.S. banking regulatory agencies, including the FRB, approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision or “Basel III”, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company and IBERIABANK will become subject to the new rules on January 1, 2015, and certain provisions of the new rules will be phased in from that date to January 1, 2019.

The final rules:

•	Permit banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include as Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included as Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital,

•	Establish new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights,

•	Require a minimum of ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%,

•	Increase the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%,

•	Retain the minimum total capital to risk-weighted assets ratio requirement of 8%,

•	Establish a minimum leverage ratio requirement of 4%,

•	Retain the existing regulatory capital framework for 1-4 family residential mortgage exposures,

•	Implement a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625%, and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income,

•	Increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures,

•	Expand the recognition of collateral and guarantors in determining risk-weighted assets, and

•	Remove references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

Management continues to evaluate the provisions of the final rules and their expected impact on the Company and IBERIABANK. Management believes that at March 31, 2014, the Company and IBERIABANK would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $22.4 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. Earnings per share (“EPS”) on a diluted basis were $0.75 for the first quarter of 2014 and $0.02 for the first quarter of 2013.

In the first quarter of 2014, net interest income increased $11.5 million, or 12.4%, over the first quarter of 2013, as interest income increased $7.8 million, or 7.3%, and interest expense decreased $3.7 million, or 27.5%. Net interest income increased as a result of an increase in average earning assets, a 17 basis point increase in earning asset yield, and an 18 basis point decrease in the cost of interest-bearing liabilities. Income available to common shareholders was negatively impacted by a $5.5 million increase in the provision for loan losses, but was positively impacted by a $37.5 million decrease in non-interest expenses, the drivers of which are discussed below in the “Non-interest Expense” section of the discussion.

As a result of higher pre-tax income, income tax expense increased $13.0 million in the first three months of 2014 when compared to the same period of 2013. Cash earnings, defined as net income before the net-of-tax amortization of acquisition intangibles, were $23.2 million and $1.5 million for the quarterly periods ended March 31, 2014 and 2013, respectively.

The following discussion provides additional information on the Company’s operating results for the three months ended March 31, 2014 and 2013, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.43% and 3.12% during the three months ended March 31, 2014 and 2013, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.54% and 3.23%, respectively, for the same periods.

Net interest income increased $11.5 million to $104.4 million for the first three months of 2014 when compared to the same period of 2013. The improvement in net interest income was the result of a $260.7 million increase in average earning assets, a 17 basis point improvement in earning asset yield, and a decrease in both the average balance and average cost of interest-bearing liabilities. The average balance sheet growth over the past twelve months is primarily a result of growth in both earning assets and deposits.

Average loans made up 79.0% and 72.2% of average earning assets in the first quarters of 2014 and 2013, respectively. Quarter-to-date average loans increased $378.9 million, or 4.1%, from the fourth quarter of 2013 and $1.0 billion, or 11.8%, from the first quarter of

2013, both as a result of acquired loans and organic loan growth in the non-covered loan portfolio. Investment securities made up 17.5% of average earning assets during the first quarter of 2014, compared to 17.3% during the same period of 2013. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short-term and long-term debt in efforts to improve net interest income. Other components of earning assets during the first quarter of 2014 included the FDIC loss share receivable (1.3% of average earning assets) and excess liquidity (1.0% of average earning assets). During the first quarter of 2013, the FDIC loss share receivable was 3.2% of average earning assets, with excess liquidity accounting for 5.3% of average earning assets.

Average interest-bearing deposits made up 90.5% of average interest-bearing liabilities during the first three months of 2014, down from 92.6% during the first quarter of 2013. Average short-term and long-term borrowings made up 6.5% and 3.1% of average interest-bearing liabilities, respectively, thus far in 2014, compared to 3.1% and 4.4%, respectively, during the first three months of 2013.

The following tables set forth, for the three months ended March 31, 2014 and 2013, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in non-earning assets. TE yields are calculated using a marginal tax rate of 35%.

TABLE 20 - AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$6,890,648	$85,931	5.07%	$6,205,785	$88,437	5.80%
Mortgage loans	595,275	8,763	5.89	472,112	7,458	6.32
Consumer and other loans	2,065,441	26,460	5.20	1,865,641	27,172	5.91

Total loans	9,551,364	121,154	5.15	8,543,538	123,067	5.85

Loans held for sale	96,019	885	3.69	178,387	1,325	2.97
Investment securities (TE)	2,113,424	10,917	2.22	2,042,275	8,861	1.92
FDIC loss share receivable	154,634	(19,264)	(49.83)	384,319	(27,702)	(28.83)
Other earning assets	172,742	540	1.27	678,917	865	0.52

Total earning assets	12,088,183	114,232	3.87	11,827,436	106,416	3.70

Allowance for loan losses	(139,726)			(245,384)
Non-earning assets	1,414,461			1,492,956

Total assets	$13,362,918			$13,075,008

Interest-bearing liabilities
Deposits:
NOW accounts	$2,230,744	1,540	0.28%	$2,464,922	1,944	0.32%
Savings and money market accounts	4,296,360	2,708	0.26	4,170,123	3,556	0.35
Certificates of deposit	1,665,943	2,937	0.71	2,130,948	4,654	0.89

Total interest-bearing deposits	8,193,047	7,185	0.36	8,765,993	10,154	0.47

Short-term borrowings	584,489	242	0.17	292,948	141	0.19
Long-term debt	280,229	2,397	3.42	411,933	3,250	3.16

Total interest-bearing liabilities	9,057,765	9,824	0.44	9,470,874	13,545	0.58

Non-interest-bearing demand deposits	2,623,075			1,937,890
Non-interest-bearing liabilities	125,072			135,176

Total liabilities	11,805,912			11,543,940

Shareholders’ equity	1,557,006			1,531,068

Total liabilities and shareholders’ equity	$13,362,918			$13,075,008

Net earning assets	$3,030,418			$2,356,562

Net interest spread		$104,408	3.43%		$92,871	3.12%

Net interest income (TE) / Net interest margin (TE)		$106,637	3.54%		$95,335	3.23%

The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolio, for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

TABLE 21 - AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended March 31,
	2014		2013
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield
Non-covered loans (TE) (1)	$8,859,891	4.38%	$7,504,069	4.44%

Covered loans (TE) (1)	691,460	15.00	1,039,469	16.05
FDIC loss share receivables	154,634	(49.83)	384,319	(28.83)

Covered loans, net of FDIC loss share receivables	846,094	3.18	1,423,788	3.93

Total loans and FDIC loss share receivables	$9,705,985	4.27%	$8,927,857	4.36%

(1)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

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

TABLE 22 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	2014/2013
	Change Attributable To
(Dollars in thousands)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans receivable:
Commercial loans (TE)	$8,943	$(11,449)	$(2,506)
Mortgage loans	1,841	(536)	1,305
Consumer and other loans	2,207	(2,919)	(712)
Loans held for sale	(709)	269	(440)
Investment securities (TE)	179	1,877	2,056
FDIC loss share receivable	21,990	(13,552)	8,438
Other earning assets	(249)	(76)	(325)

Net change in income on earning assets	34,202	(26,386)	7,816

Interest-bearing liabilities:
Deposits:
NOW accounts	(175)	(229)	(404)
Savings and money market accounts	327	(1,175)	(848)
Certificates of deposit	(912)	(805)	(1,717)
Borrowings	(972)	220	(752)

Net change in expense on interest-bearing liabilities	(1,732)	(1,989)	(3,721)

Change in net interest spread	$35,934	$(24,397)	$11,537

Interest income includes income earned on interest-earning assets, as well as applicable loan fees earned. Interest income that would have been earned on non-accrual loans had they been on accrual status is not included in the data reported above.

The increase in yield on total earning assets between the first quarters of 2014 and 2013 was driven by a shift in earning asset mix from lower-yielding earning assets, namely cash and equity securities, into higher-yielding investments, including loans and investment securities. Average loans and investment securities were 96.5% of total earning assets during the first quarter of 2014 compared to 89.5% in the first three months of 2013. Other earning assets, consisting primarily of interest-bearing cash, decreased from 5.7% of earning assets in the first quarter of 2013 to 1.4% in the first quarter of 2014.

For the three months ended March 31, 2014, average balance increases in the largest components of earning assets offset loan rate decreases. Average loan balances increased $1.0 billion, or 11.8%, over the first quarter of 2013 and can be attributed to the non-covered loan growth over the past 12 months. Interest income growth was slowed in the current year by a decrease in the yield on the Company’s non-covered loan portfolio of six basis points to 4.38%. Covered loan yields decreased 75 basis points from the first quarter of 2013. The total yield of the loan portfolio for the first three months of 2014 when including the loss share receivable was 4.27%, nine basis points lower than in the same period of 2013, and offset the income earned on loan volume increases over the prior year. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings.

Interest income growth was positively impacted by a 30 basis point increase in the yield on investment securities. Average quarter-to-date investment securities also increased $71.1 million between the three-month periods ended March 31, 2014 and 2013.

Interest expense decreased $3.7 million or 27.5%, from the first quarter of 2013, driven by a decrease of 14 basis points in the rate paid on interest-bearing liabilities during the current quarter and a $413.1 million decrease in the average balance. Despite the acquired Trust One-Memphis deposits, average interest-bearing deposits decreased $572.9 million, or 6.5%, from the average in the first quarter of

2013. As a result, combined with an 11 basis point decline in the average rate paid on these deposits, interest expense on deposits decreased 29.2%, or $3.0 million, from the first quarter of 2013. Higher-yielding time deposits across many markets either matured or were repriced during the past 12 months, driving the expense and rate decreases. Total interest expense on the Company’s short-term and long-term borrowings also decreased from 2013, as a $131.7 million decrease in average long-term borrowings and a two basis point decrease in the rate paid on short-term borrowings offset a 26 basis point increase in the rate paid on long-term debt.

Provision for Loan Losses

Management of the Company assesses the allowance for credit losses monthly and will make provisions for credit losses in order to maintain the appropriateness of the allowance for credit losses. Increases in the allowance for credit losses are achieved through provisions for credit losses that are charged against income. Adjustments to the allowance for credit losses may also result from credit quality changes associated with acquired loans.

On a consolidated basis, the Company recorded a provision for loan losses of $2.1 million for the three months ended March 31, 2014, a $5.5 million, or 162.3%, increase from the provision reversal recorded for the same period of 2013. The Company also recorded a provision for unfunded lending commitments of $0.4 million during the current quarter, which is included in “Credit and other loan related expense” in the Company’s consolidated statement of comprehensive income. As a result, the Company’s total provision for credit losses was $2.5 million in the first quarter of 2014, $5.9 million, or 173.3%, above the provision recorded for the same period of 2013. The Company’s total provision during the first three months of 2014 included a provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) of $0.1 million and a $2.0 million provision recorded on non-acquired loans, based primarily on loan growth. The total provision was limited in 2013 by an improvement in legacy portfolio asset quality, as multi-year net charge-off trends in this portfolio continued to show signs of improvement.

Non-covered loans past due totaled $84.3 million at March 31, 2014, a decrease of $25.0 million from December 31, 2013. Past due loans, including non-accrual loans, were 0.94% of total loans (before acquired loan discount adjustments) at the end of the first quarter of 2014, a 31 basis point decrease from December 31, 2013. Excluding the acquired loans, loans past due were 0.53% of total loans at March 31, 2014, an improvement of 27 basis points from December 31, 2013.

Excluding loan pool closures, net charge-offs on the consolidated portfolio were $0.8 million year-to-date, for a net charge-off percentage of 0.03%, three basis points below the 0.06% in the first quarter of 2013. The net charge-offs thus far in 2014 were a result of $2.6 million in charge-offs and $1.8 million in recoveries.

The Company believes the allowance was appropriate at March 31, 2014 and December 31, 2013 to cover probable credit losses inherent in the loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased 11 basis points from 1.51% at December 31, 2013 to 1.40% at March 31, 2014.

Excluding acquired loans, the Company’s allowance for the non-covered portfolio was 0.81% of non-covered loans at both March 31, 2014 and December 31, 2013. On the same basis, the Company’s allowance at March 31, 2014 was 205.5% of total non-performing loans, compared to 150.4% of total non-performing loans at the end of 2013.

Non-interest Income

The Company’s operating results for the three months ended March 31, 2014 included non-interest income of $35.7 million compared to $44.5 million for the same period of 2013. The decrease in non-interest income from 2013 was primarily a result of a decrease in mortgage income from a slowdown in origination activity and a decrease in the value of the Company’s mortgage related derivatives. Non-interest income growth has been a management focus in response to a challenging interest rate environment. As a result, the Company has continued to increase investments in wealth management, trust, and brokerage businesses in order to improve non-interest income. Non-interest income as a percentage of total gross revenue (defined as total interest and non-interest income) in the first quarter of 2014 was 23.8% compared to 29.5% of total gross revenue in the prior year. Excluding mortgage income, other non-interest income for the three months ended March 31, 2014 increased to 17.0% of total gross revenue from 16.9% for the same period of 2013.

The following table illustrates the primary components of non-interest income for the periods indicated.

TABLE 23 - NON-INTEREST INCOME

			Percent
	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013	(Decrease)
Service charges on deposit accounts	$7,012	$6,797	3.2%
Mortgage income	10,133	18,931	(46.5)
Title revenue	4,167	5,021	(17.0)
ATM/debit card fee income	2,467	2,183	13.0
Income from bank-owned life insurance	2,441	939	160.0
Gain on sale of investments, net (1)	19	2,359	(99.2)
Broker commission income	4,048	3,534	14.5
Gain on sale of assets	6	47	(86.3)
Trust income	1,430	1,240	15.3
Credit card income	1,619	1,314	23.2
Other income	2,339	2,126	10.0

Total non-interest income	$35,681	$44,491	(19.8)%

(1)	Gain on sale of investments includes gains on calls of held to maturity securities of $31,000 for the three months ended March 31, 2013.

Service charges on deposit accounts thus far in 2014 increased $0.2 million over the same period of 2013 due primarily to an increase in service charge fees and NSF charges. Customers increased as a result of the Trust One-Memphis acquisition and new branch openings over the past 12 months.

In the first three months of 2014, IMC sales volume decreased $314.4 million, or 49.6%, compared to the same period of 2013 and resulted in an $8.8 million decrease in mortgage income from the three months ended March 31, 2013.

Title income decreased $0.9 million from the first quarter of 2013, a result of slower activity fueled by rising mortgage interest rates.

In the first quarter of 2014, ATM/debit card fee income increased $0.3 million from the same 2013 period, primarily due to an increase in interchange fee income from increases in transaction volume from an expanded cardholder base and usage by customers.

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling in NACS v. Board of Governors of the Federal Reserve System, vacating the Federal Reserve’s Final Rule on Debit Card and Interchange Fees and Routing (the “Interchange Fee Rule”). Retail merchants and merchant groups challenged the Interchange Fee Rule, which had allowed debit card issuers to recover from merchants an interchange fee of $.21 per transaction, a fee of five basis points of the value of the transaction and an additional $0.01 fraud prevention adjustment. The district court held that this fee structure, and the Interchange Fee Rule’s requirements regarding the number of networks over which each debit card transaction can be processed, did not comply with the Durbin Amendment to the Dodd-Frank Act. The Federal Reserve appealed. On March 21, 2014, the Court of Appeals for the D.C. Circuit issued its opinion overturning the district court’s decision and largely reinstating the Interchange Fee Rule. The ultimate financial impact on the Company cannot be determined at this time and the Company continues to monitor this litigation.

Income earned from bank owned life insurance increased $1.5 million compared to the first quarter of 2013, a result of $1.5 million in non-operating income from two policies that paid death benefits during the first three months of 2014. Operating income from bank owned life insurance remained flat compared to the first quarter of 2013, consistent with market performance and current yields. There have been no significant investments in bank owned life insurance over the past 12 months.

For the first quarter of 2014, gains on investment security sales decreased $2.3 million from 2013, primarily due to changes in sales volume. Gains were recorded on the sale of $14.0 million in available-for-sale securities and the call of $3.2 million of held-to-maturity investments in the first three months of 2014, compared to the sale or call of $52.1 million in securities during the first three months of 2013.

The Company’s wealth management subsidiaries had successful revenue growth during the first quarter of 2014, as total broker commissions increased $0.5 million compared to the same period of 2013, a result of the Company’s expanded client base and service offering. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, decreased $0.3 million, or 22.8%, from the first three months of 2013, while sales and trade commissions increased $0.8 million, or 34.7%.

The Company’s trust and credit card income were both positively impacted by the Company’s increased customer base and growth of the businesses over 2013. Trust income increased $0.2 million from the first quarter of 2013, while credit card income increased $0.3 million over the same period.

Other non-interest income increased $0.2 million for the three months ended March 31, 2014 when compared to the corresponding period of 2013. The primary driver of the increase was higher commission income earned on the Company’s customer derivatives. Total commission income increased $0.3 million in 2014 over the corresponding 2013 period.

Non-interest Expense

The Company’s results for the first quarter of 2014 included non-interest expenses of $107.4 million, $37.5 million lower than non-interest expenses of $144.9 million for the first three months of 2013. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions, product expansion, and operational investments have caused related increases in several components of non-interest expense. The Company currently operates 266 combined offices, a decrease of ten offices from March 31, 2013 after adjusting for closed or consolidated branches and offices.

Compared to the first quarter of 2013, the most significant drivers of the decrease in non-interest expense were the $31.8 million impairment of the Company’s indemnification assets and the $2.3 million prepayment penalty recorded in the first quarter of 2013 to repay $90.0 million in long-term FHLB advances acquired in prior periods. Excluding these and other non-operating expenses, such as lease terminations, severance, and merger-related expenses, non-interest expense decreased $4.5 million, or 4.1%. For the first quarter of 2014, the Company’s efficiency ratio was 76.7%, but excluding non-operating income and expenses, the Company’s operating efficiency ratio would have been 73.6%, compared to 79.0% in the first quarter of 2013.

The following table illustrates the primary components of non-interest expense for the periods indicated.

TABLE 24 - NON-INTEREST EXPENSE

			Percent
	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013	(Decrease)
Salaries and employee benefits	$59,861	$62,529	(4.3)%
Net occupancy and equipment	13,991	15,195	(7.9)
Franchise and shares tax	950	1,220	(22.1)
Communication and delivery	2,767	3,271	(15.4)
Marketing and business development	2,850	3,087	(7.7)
Data processing	5,382	3,992	34.8
Office supplies and printing	503	757	(33.6)
Amortization of acquisition intangibles	1,218	1,183	3.0
Professional services	3,748	4,418	(15.2)
Costs of OREO, net	1,160	972	19.4
Credit and other loan related expense	3,560	3,739	(4.8)
Insurance	3,417	2,501	36.6
Travel and entertainment	2,330	2,268	2.7
Impairment of long-lived assets	332	31,813	(99.0)
Prepayment penalty on FHLB debt	—	2,307	(100.0)
Other expenses	5,359	5,646	(5.1)

Total non-interest expense	$107,428	$144,898	(25.9)%

Salaries and employee benefits decreased $2.7 million in the first three months of 2014 when compared to the same 2013 period, primarily the result of a reduction in headcount and reduced incentives and commissions earned in the current period. The Company had 2,576 full-time equivalent employees at the end of the first quarter of 2014 compared to 2,718 at March 31, 2013.

For the first quarter of 2014, total salaries and other employee compensation decreased $0.6 million, or 1.5%, from the same period of 2013, while payroll taxes, medical and hospitalization expenses, and other employee benefits decreased $0.7 million. The decrease in compensation is a result of a decrease in headcount as a result of the Company’s focus to improve its operational efficiency over the past 15 months, which included branch closings and termination of redundant positions. Total full-time equivalent employees decreased 5.2% from the end of the first quarter of 2013. Salaries and employee benefits also include commissions and other incentives earned based on revenue production, much of which is tied to mortgage origination volume. In the first quarter of 2014, these commissions and incentives were $3.0 million, or 31.3%, below those in the first quarter of 2013, which is consistent with the general decrease in mortgage production between the periods. Total employee compensation in the current quarter, however, included $1.7 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants over the past 12 months. The increase in share-based compensation was also a result of the increase in share price over the past 3 months, as the $7.30 share price change from the end of 2013 increased the value of outstanding phantom stock awards. Employee compensation also includes severance and retention payments, which remained flat with the first quarter of 2013.

Net occupancy and equipment expenses were down $1.2 million from the first three months of 2013, primarily due to a $0.5 million, or 10.1%, reduction in depreciation expense as a result of branches closed since March 31, 2013. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes. Repairs and maintenance expenses decreased $0.6 million in the current period, while property taxes were down 10.0%, or $0.1 million.

Despite the growth of the Company over the past 12 months, professional services expense thus far in 2014 was $0.7 million lower than in the first quarter of 2013. The continued expansion of the size and breadth of the Company’s operations has typically required additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services. However, in the current year, consulting expenses decreased $0.7 million as the Company engaged consultants in 2013 to address risk mitigation and improve the operational efficiency of the Company. The Company’s efforts to improve various Company and business-line specific processes drove the consulting expenses in the first quarter of 2013. The Company has seen the benefits of these improvements in 2014 and expects to see additional improvements in future periods. In addition, examination and audit expenses were $0.2 million below the first quarter of 2013. Other merger-related professional expenses, however, increased $0.3 million from 2013, as the Company incurred legal, audit, and consulting expenses from the Trust One-Memphis acquisition.

For the quarter ended March 31, 2014, net costs of OREO properties increased $0.2 million from the corresponding 2013 period, a result of $1.0 million in lower gains on sales of these properties. Offsetting these lower gains on sales were decreases in write-downs taken on OREO properties of $0.3 million, or 29.1%. With a lower average OREO balance during 2014, property taxes paid on OREO decreased $0.1 million, or 21.6%. In addition, insurance and maintenance expenses decreased 33.0%, or $0.2 million, between the first quarters of 2013 and 2014, and legal, appraisal, and other OREO expenses decreased 8.1%.

Credit and loan related expenses decreased $0.2 million between the first three months of 2013 and 2014 as a result of the general improvement in asset quality between periods. Credit and loan related expenses in 2014, however, include the provision recorded on the Company’s unfunded lending commitments of $0.4 million. Excluding this provision, credit and loan-related expenses would have decreased $0.6 million, or 14.8%. Total expenses incurred for underwriting, certification, and collections have decreased as the number of problem credits has decreased.

Insurance expenses increased $0.9 million between the first quarters of 2013 and 2014, primarily as a result of higher deposit insurance in the current period. The increase in deposit insurance was a result of an increase in the assessment base used by the FDIC to calculate deposit insurance, and not the result of a significant change in assessment rate based on a change in bank soundness. The increase in assessment base stems primarily from a change in the Company’s mix of assets and liabilities, namely an increase in outstanding short-term FHLB advances, and not as a result of a significant decrease in asset quality. As the Company’s deposit base grew 5.0% on average, the Company’s assessment of deposit insurance from the FDIC increased. Despite the increased Company footprint, property, casualty, and other non-deposit insurance expenses have increased less than $0.1 million, or 4.7%, from 2013.

There was no significant change in travel and entertainment expenses from the first quarter of 2013, as the Company continues to leverage technology to limit the amount of business travel required to conduct its business, despite the expansion of its branch network, number of locations, and general increases in mileage, lodging, and flight costs.

Other non-interest expenses thus far in 2014 were down $0.3 million from the first three months of 2013, primarily the result of a decrease in expenses from the Company’s investments in new market tax credits, as passive losses decreased $0.6 million during the current quarter. Offsetting the decrease were increases in fees charged to the Company’s wealth management business, deposit and other losses, and mortgage loan repurchase charges.

Income Taxes

For the quarters ended March 31, 2014 and 2013, the Company recorded income tax expense of $8.2 million and an income tax benefit of $4.9 million, respectively, which resulted in an effective income tax rate of 26.7% in the first quarter of 2014 and an effective benefit rate of 117.2% in 2013. Ordinarily, the difference between the effective tax rate and the statutory federal and state tax rates primarily relates to variances in items that are non-taxable or non-deductible, which for the Company primarily includes the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. For the first quarter of 2013, the Company’s income tax rate was positively affected by the impairment of the FDIC loss share receivable and the prepayment penalty recorded on the repayment of FHLB debt, discussed further in the “Executive Overview” section. As a result of these charges, the Company’s annualized income before taxes, and by extension its taxable income, was lower than in the first quarter of 2014. The full benefit of these discreet items, $11.9 million, was the primary driver of the income tax benefit recorded in the first quarter of 2013 and more than offset the income tax expense recorded on the Company’s pre-tax income at its annualized effective tax rate excluding these charges. IBERIABANK’s effective federal tax rate excluding these charges was 31.8% for the first quarter of 2014, compared to 28.8% for the same period of 2013. On a consolidated basis, the effective tax rate excluding these charges was 26.9% in the first quarter of 2014 and 24.6% in the same period of 2013.

The consolidated effective tax rate in 2014 has also increased when compared to 2013. The difference in the effective tax rates for the periods is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current quarter is higher than in 2013 as a result of the effect of the change in IBERIABANK’s effective tax rate discussed above. The Company’s consolidated effective tax rates were also positively impacted by the Company’s ICP subsidiary, as well as the holding company, as these entities had income tax benefits during the periods from net losses. The effective tax rate on these entities is higher than IBERIABANK’s effective tax rate (which is affected by the various tax credits).

LIQUIDITY AND OTHER OFF-BALANCE SHEET ACTIVITIES

Liquidity refers to the Company’s ability to generate sufficient cash flows to support its operations and to meet its obligations, including the withdrawal of deposits by customers, commitments to originate loans, and its ability to repay its borrowings and other liabilities. Liquidity risk is the risk to earnings or capital resulting from the Company’s inability to fulfill its obligations as they become due. Liquidity risk also develops from the Company’s failure to timely recognize or address changes in market conditions that affect the ability to liquidate assets in a timely manner or to obtain adequate funding to continue to operate on a profitable basis.

The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing needs. Certificates of deposit scheduled to mature in one year or less at March 31, 2014 totaled $1.5 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.1 billion in the investment securities portfolio, $601.2 million is unencumbered and $1.5 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment security portfolio, the Company has historically experienced significant cash inflows on a regular basis, which are highly dependent on prepayment speeds and could change materially.

Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2014, the Company had $491.2 million of outstanding FHLB advances, $400.0 million of which was short-term and $91.2 million was long-term. The Company had $2.2 billion in additional FHLB advances available at March 31, 2014. At March 31, 2014, IBERIABANK also had a $25.0 million one-year line of credit available with an unaffiliated bank. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130.0 million in the form of fed funds and other lines of credit. At March 31, 2014, there were no balances outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at March 31, 2014 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

Net cash inflows totaled $38.9 million during the first three months of 2014, an increase of $383.4 million from net cash outflows of $344.5 million during the three months ended March 31, 2013. The increase in cash was a result of cash acquired in the Trust One-Memphis acquisition, offset in part by actions by management to deploy excess liquidity and invest in higher yielding earnings assets and manage its balance sheet in an effort to maximize shareholder return.

The following table summarizes the Company’s cash flows for the periods indicated.

TABLE 25 - CASH FLOW ACTIVITY BY TYPE

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flow provided by operations	$6,989	$108,332
Cash flow provided by (used in) investing activities	62,560	(274,690)
Cash flow used in financing activities	(30,637)	(178,103)

Net (decrease) increase in cash and cash equivalents	$38,912	$(344,461)

The Company had operating cash inflow of $7.0 million for the quarter ended March 31, 2014, $101.3 million less than the same period of 2013. Operating cash flow in the current year was negatively impacted by a $95.3 million decrease in the net proceeds received from activity related to mortgage loans held for sale, but was positively impacted by an increase in net income.

Cash flow from investing activities increased $337.3 million thus far in 2014 compared to the first quarter of 2013, primarily driven by a $253.5 million increase in net cash flow from investment security activity as a result of fewer security purchases in the current year. Investing cash activity was also positively impacted in the current quarter by $91.7 million in net cash received from the Trust One-Memphis acquisition. Cash used to fund loan growth decreased $56.1 million, which had a positive impact on cash flow, but investing cash activity in 2014 was negatively affected by a decrease of $38.0 million in reimbursements from the FDIC.

Net cash used in financing activities decreased $147.5 million during 2014 when compared to 2013, primarily due to a $98.8 million decrease from the first quarter of 2013 in cash used to repay long-term debt. In addition, a decrease in customer deposits of $29.4 million in the first quarter of 2014 was $32.5 million less than in the same period of 2013. The Company also saw an increase in cash flow from stock options exercised, which contributed to the overall improvement in cash from financing activities.

In the normal course of business, the Company is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases, and long-term debt. The Company provides customers with off-balance sheet credit support through loan commitments, lines of credit, and standby letters of credit. Many of the unused commitments are expected to expire unused or be only partially used; therefore, the total amount of unused commitments does not necessarily represent future cash requirements. Based on its available liquidity and available borrowing capacity, the Company anticipates it will continue to have sufficient funds to meet its current commitments. At March 31, 2014, the Company’s approved loan commitments outstanding totaled $248.6 million. At the same date, commitments under unused lines of credit, including credit card lines, amounted to $3.4 billion.

ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2014, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

TABLE 26 - CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+ 200	6.7%
+ 100	3.3%

– 100	(1.6)%
– 200	(4.4)%

The influence of using the forward curve as of March 31, 2014 as a basis for projecting the interest rate environment would approximate a 0.4% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

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

TABLE 27 - REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	2Q 2014	3Q 2014	4Q 2014	1Q 2015	Total less than one year
Investment securities	$81,436	$80,069	$56,464	$50,244	$268,213

Covered loans	264,396	84,044	61,675	78,238	488,353

Non-covered loans:
Fixed rate loans	309,315	270,652	254,265	229,932	1,064,164
Variable rate loans	4,249,036	24,363	25,247	20,440	4,319,086

Total non-covered loans	4,558,351	295,015	279,512	250,372	5,383,250

Total loans	4,822,747	379,059	341,187	328,610	5,871,603

	$4,904,183	$459,128	$397,651	$378,854	$6,139,816

Note: Amounts exclude the repricing of assets and liabilities from prior periods, as well as nonaccrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of March 31, 2014, $4.7 billion, or 49.1%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single borrower or industry segment at March 31, 2014.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At the end of the first quarter of 2014, 85.1% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 84.1% at December 31, 2013. Non-interest-bearing transaction accounts were 25.0% of total deposits at March 31, 2014, compared to 24.0% of total deposits at December 31, 2013.

Much of the liquidity increase experienced in the past several years has been due to a significant increase in non-interest-bearing demand deposits. The behavior of non-interest-bearing deposits and other types of demand deposits is one of the most important assumptions used in determining the interest rate and liquidity risk positions. A loss of these deposits in the future would reduce the asset sensitivity of the Company’s balance sheet as interest-bearing funds would most likely be increased to offset the loss of this favorable funding source.

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.

TABLE 28 - REPRICING OF LIABILITIES

(Dollars in thousands)	2Q 2014	3Q 2014	4Q 2014	1Q 2015	Total less than one year
Time deposits	$712,023	308,890	269,131	168,881	$1,458,925
Short-term borowings	683,086	—	—	—	683,086
Long-term debt	125,327	13,041	411	414	139,193

	$1,520,436	$321,931	$269,542	$169,295	$2,281,204

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

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2013 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2014. Additional information at March 31, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

There have been no material changes in risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2013.

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

IBERIABANK Corporation

Date:	May 9, 2014	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date:	May 9, 2014	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer