Form 10-Q
period 2014-06-30
IBERIABANK CORP
filed 2014-08-08
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 31, 2014, the Registrant had 33,419,918 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)	(unaudited) June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$286,615	$238,672
Interest-bearing deposits in banks	381,955	152,724

Total cash and cash equivalents	668,570	391,396
Securities available for sale, at fair value	2,008,953	1,936,797
Securities held to maturity (fair values of $134,063 and $152,566, respectively)	132,245	154,109
Mortgage loans held for sale ($178,380 and $97,273 recorded at fair value, respectively)	178,380	128,442
Loans covered by loss share agreements	585,439	719,793
Non-covered loans, net of unearned income	10,313,088	8,772,226

Total loans, net of unearned income	10,898,527	9,492,019
Allowance for loan losses	(133,519)	(143,074)

Loans, net	10,765,008	9,348,945
FDIC loss share receivables	120,532	162,312
Premises and equipment, net	307,090	287,510
Goodwill	524,154	401,872
Other assets	620,110	554,167

Total Assets	$15,325,042	$13,365,550

Liabilities
Deposits:
Non-interest-bearing	$3,047,385	$2,575,939
Interest-bearing	8,933,798	8,161,061

Total deposits	11,981,183	10,737,000
Short-term borrowings	1,034,741	680,344
Long-term debt	365,747	280,699
Other liabilities	144,065	136,528

Total Liabilities	13,525,736	11,834,571
Shareholders’ Equity
Preferred stock, $1 par value – 5,000,000 shares authorized	—	—
Common stock, $1 par value – 50,000,000 shares authorized; 35,262,901 and 31,917,385 shares issued, respectively	35,263	31,917
Additional paid-in capital	1,391,097	1,178,284
Retained earnings	455,511	436,141
Accumulated other comprehensive income (loss)	4,693	(16,491)
Treasury stock at cost – 1,852,819 and 2,130,841 shares, respectively	(87,258)	(98,872)

Total Shareholders’ Equity	1,799,306	1,530,979
Total Liabilities and Shareholders’ Equity	$15,325,042	$13,365,550

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For The Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest and Dividend Income
Loans, including fees	$123,124	$115,242	$244,278	$238,309
Mortgage loans held for sale, including fees	1,474	1,351	2,359	2,676
Investment securities:
Taxable interest	9,492	7,301	18,859	14,406
Tax-exempt interest	1,508	1,677	3,058	3,432
Amortization of FDIC loss share receivable	(17,009)	(18,130)	(36,273)	(45,831)
Other	631	736	1,170	1,601

Total interest and dividend income	119,220	108,177	233,451	214,593

Interest Expense
Deposits:
NOW and MMDA	4,123	4,614	8,307	10,021
Savings	83	74	147	167
Time deposits	3,089	4,372	6,026	9,026
Short-term borrowings	373	121	615	261
Long-term debt	2,573	2,514	4,970	5,764

Total interest expense	10,241	11,695	20,065	25,239

Net interest income	108,979	96,482	213,386	189,354
(Reversal of) Provision for loan losses	4,748	1,807	6,851	(1,569)

Net interest income after provision for loan losses	104,231	94,675	206,535	190,923

Non-interest Income
Service charges on deposit accounts	8,203	7,106	15,216	13,903
Mortgage income	17,957	17,708	28,089	36,639
Title revenue	5,262	5,696	9,429	10,717
ATM/debit card fee income	2,937	2,357	5,404	4,541
Income from bank owned life insurance	935	901	3,376	1,840
Gain (loss) on sale of available for sale investments	8	(66)	27	2,261
Derivative losses reclassified from other comprehensive income	—	33	—	(392)
Broker commissions	5,479	3,863	9,526	7,397
Other income	7,182	4,891	12,577	10,074

Total non-interest income	47,963	42,489	83,644	86,980

Non-interest Expense
Salaries and employee benefits	68,846	63,815	128,707	126,344
Net occupancy and equipment	16,104	14,283	30,094	29,478
Impairment of FDIC loss share receivables and other long-lived assets	1,109	4,618	1,441	36,431
Communication and delivery	3,464	3,116	6,231	6,387
Marketing and business development	3,412	3,049	6,262	6,136
Data processing	10,121	4,264	15,503	8,256
Amortization of acquisition intangibles	1,244	1,181	2,461	2,364
Professional services	5,560	5,101	9,308	9,519
Costs of OREO property, net	497	367	1,657	1,339
Credit and other loan related expense	3,093	4,135	6,639	7,858
Insurance	3,255	2,782	6,672	5,283
Travel and entertainment	2,126	2,019	4,456	4,287
Other expenses	8,544	8,631	15,371	18,577

Total non-interest expense	127,375	117,361	234,802	262,259

Income before income tax expense	24,819	19,803	55,377	15,644
Income tax expense (benefit)	6,271	4,213	14,434	(663)

Net Income	18,548	15,590	40,943	16,307

Income Available to Common Shareholders – Basic	$18,548	$15,590	$40,943	$16,307
Earnings Allocated to Unvested Restricted Stock	(298)	(293)	(699)	(313)

Earnings Available to Common Shareholders – Diluted	18,250	15,297	40,244	15,994

Earnings per common share – Basic	$0.60	$0.53	$1.35	$0.55
Earnings per common share – Diluted	0.60	0.53	1.35	0.55
Cash dividends declared per common share	0.34	0.34	0.68	0.68

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$16,730	$(42,303)	$32,618	$(44,297)
Less: reclassification adjustment for (gains) losses included in net income	(8)	66	(27)	(2,261)

Unrealized gain (loss) on securities, before tax	16,722	(42,237)	32,591	(46,558)

Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	—	(1,121)	—	952
Less: reclassification adjustment for losses (gains) included in net income	—	(33)	—	392

Fair value of derivative instruments designated as cash flow hedges, before tax	—	(1,154)	—	1,344

Other comprehensive income (loss), before tax	16,722	(43,391)	32,591	(45,214)
Income tax expense (benefit) related to items of other comprehensive (loss) income	5,853	(15,187)	11,407	(15,825)

Other comprehensive income (loss), net of tax	10,869	(28,204)	21,184	(29,389)

Comprehensive income (loss)	$29,417	$(12,614)	$62,127	$(13,082)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

(Dollars in thousands, except share and per share data)			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance, December 31, 2012	31,917,385	$31,917	$1,176,180	$411,472	$24,477	2,427,640	$(114,178)	1,529,868
Net income	—	—	—	16,307	—	—	—	16,307
Other comprehensive loss	—	—	—	—	(29,389)	—	—	(29,389)
Cash dividends declared, $0.68 per share	—	—	—	(20,197)	—	—	—	(20,197)
Reissuance of treasury stock under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	(1,120)	—	—	(220,313)	4,031	2,911
Common stock issued for recognition and retention plans	—	—	(7,962)	—	—	—	7,962	—
Share-based compensation cost	—	—	5,261	—	—	—	—	5,261

Balance, June 30, 2013	31,917,385	$31,917	$1,172,359	$407,582	$(4,912)	2,207,327	$(102,185)	$1,504,761

Balance, December 31, 2013	31,917,385	$31,917	$1,178,284	$436,141	$(16,491)	2,130,841	$(98,872)	$1,530,979
Net income	—	—	—	40,943	—	—	—	40,943
Other comprehensive income	—	—	—	—	21,184	—	—	21,184
Cash dividends declared, $0.68 per share	—	—	—	(21,573)	—	—	—	(21,573)
Reissuance of treasury stock under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	1,797	—	—	(278,022)	5,389	7,186
Common stock issued for acquisitions	3,345,516	3,346	211,319	—	—	—	—	214,665
Common stock issued for recognition and retention plans	—	—	(6,225)	—	—	—	6,225	—
Share-based compensation cost	—	—	5,922	—	—	—	—	5,922

Balance, June 30, 2014	35,262,901	$35,263	$1,391,097	$455,511	$4,693	1,852,819	$(87,258)	$1,799,306

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)
	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$40,943	$16,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,749	13,346
Amortization of purchase accounting adjustments, net	6,142	(10,879)
Provision for (Reversal of) loan losses	6,851	(1,569)
Share-based equity compensation expense	5,922	5,261
Gain on sale of assets	(16)	(49)
Gain on sale of available for sale investments	(27)	(2,261)
Gain on sale of OREO	(1,322)	(2,975)
Loss on abandonment of fixed assets	—	4,618
Impairment of FDIC loss share receivables	804	31,813
Amortization of premium/discount on investments	6,713	10,683
Derivative losses on swaps	—	(209)
(Benefit) provision for deferred income taxes	(6,817)	(12,198)
Originations of mortgage loans held for sale	(760,658)	(1,207,676)
Proceeds from sales of mortgage loans held for sale	730,129	1,350,910
Gain on sale of mortgage loans held for sale, net	(24,397)	(37,790)
Tax benefit associated with share-based payment arrangements	(945)	(417)
(Increase) decrease in other assets	(26,251)	732
Other operating activities, net	(780)	5,798

Net Cash (Used in) Provided by Operating Activities	(15,960)	163,445

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	14,050	44,675
Proceeds from maturities, prepayments and calls of securities available for sale	154,111	494,593
Purchases of securities available for sale	(169,807)	(760,640)
Proceeds from maturities, prepayments and calls of securities held to maturity	21,383	47,101
Purchases of securities held to maturity	—	(5,901)
Reimbursement of recoverable covered asset losses from the FDIC	1,319	49,582
Increase in loans receivable, net	(306,593)	(427,489)
Proceeds from sale of premises and equipment	6,474	639
Purchases of premises and equipment	(21,297)	(8,735)
Proceeds from disposition of real estate owned	43,376	44,082
Investment in new market tax credit entities	(5,809)	—
Cash received in excess of cash paid for acquisition	188,796	—
Other investing activities, net	(13,567)	11,400

Net Cash Used in Investing Activities	(87,564)	(510,693)

Cash Flows from Financing Activities
Increase (decrease) in deposits, net of deposits acquired	101,223	(106,219)
Net change in short-term borrowings, net of borrowings acquired	299,296	(13,668)
Proceeds from long-term debt	—	2,230
Repayments of long-term debt	(6,666)	(141,296)
Dividends paid to shareholders	(20,341)	(20,122)
Proceeds from sale of treasury stock for stock options exercised	9,240	4,238
Payments to repurchase common stock	(2,999)	(1,744)
Common stock issued	—	—
Tax benefit associated with share-based payment arrangements	945	417

Net Cash Provided by (Used in) Financing Activities	380,698	(276,164)

Net Increase (Decrease) In Cash and Cash Equivalents	277,174	(623,412)
Cash and Cash Equivalents at Beginning of Period	391,396	970,977

Cash and Cash Equivalents at End of Period	$668,570	$347,565

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$16,851	$51,733
Transfers of property into Other Real Estate	$27,074	$51,733

Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$19,277	$25,797
Income taxes, net	$39,306	$19,558

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners L.L.C. (“ICP”), IB Aircraft Holdings, LLC, 1887 Leasing LLC, IBERIA Asset Management, Inc. (“IAM”), and IBERIA CDE, L.L.C. (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

NATURE OF OPERATIONS

The Company offers commercial and retail banking products and services to customers throughout locations in six states through IBERIABANK. The Company also operates mortgage production offices in twelve states through IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing LLC owns an aircraft used by management of the Company, and IB Aircraft Holdings, LLC owns a fractional share of a separate aircraft also used by management. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.

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

FAIR VALUE MEASUREMENTS

The Company estimates fair value based on the assumptions market participants would use when selling an asset or transferring a liability and characterizes such measurements within the fair value hierarchy based on the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Mortgage loans held for sale

Mortgage loans originated and held for sale, excluding loans held for sale that are recorded at fair value under the fair value option, are carried at the lower of cost or estimated fair value. When determining the fair value of loans held for sale, the Company obtains quotes or bids on these loans directly from purchasing financial institutions (Level 2). Mortgage loans held for sale that were recorded at estimated fair value are included in Note 17.

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

Other real estate owned (OREO)

Fair values of OREO at June 30, 2014 and December 31, 2013 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $0.6 million and $1.4 million in earnings for the three months ended June 30, 2014 and 2013, respectively, and $1.4 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

ASU No. 2014-04

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors, in order to clarify when a creditor should reclassify mortgage loans collateralized by residential real estate from their loan portfolio to other real estate owned

(“OREO”) upon foreclosure. The amendments in the ASU deem that an in-substance repossession or foreclosure has occurred when either the creditor obtains legal title to the property or the borrower conveys all interest in the property to the creditor to satisfy the loan through completion of a deed in-lieu-of foreclosure or similar legal agreement. Additionally, ASU No. 2014-04 requires the Company to disclose both the amount of foreclosed residential real estate property held and the investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

ASU No. 2014-04 is effective beginning with the Company’s first quarter ending March 31, 2015, with early adoption permitted. When adopting the provisions of ASU No. 2014-04, the Company could apply the provisions using either a prospective transition method or a modified retrospective method. The Company is currently assessing the effect the adoption would have on its consolidated financial statements, but does not anticipate adoption would materially affect the Company’s financial condition, results of operations, or liquidity. The expanded disclosures required by this ASU will be incorporated in the Company’s future consolidated financial statements upon adoption.

ASU No. 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligations of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s).

ASU No. 2014-09 is effective beginning with the Company’s first quarter ending March 31, 2017. The Company is currently assessing the effect the adoption of this ASU will have on its consolidated financial statements, but the Company does not expect adoption will have a significant impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
(Dollars in thousands, except per share data)
Income available to common shareholders	$18,548	$15,590	$40,943	$16,307
Distributed earnings (capital) to unvested restricted stock	(286)	(290)	(681)	(313)

Distributed earnings (capital) to common shareholders – basic	18,262	15,300	40,262	15,994
Undistributed earnings reallocated to unvested restricted stock	(12)	(3)	(18)	—

Distributed and undistributed earnings to common shareholders – diluted	$18,250	$15,297	$40,244	$15,994

Weighted average shares outstanding – basic (1)	30,787,520	29,610,315	30,303,294	29,556,810
Weighted average shares outstanding – diluted	30,386,105	29,066,906	29,904,370	29,023,002

Earnings per common share – basic	$0.60	$0.53	$1.35	$0.55
Earnings per common share – diluted	0.60	0.53	1.35	0.55
Earnings per unvested restricted stock share – basic	0.54	0.51	1.27	0.55
Earnings per unvested restricted stock share – diluted	0.56	0.52	1.31	0.55

(1)	Weighted average basic shares outstanding include 527,605 and 567,162 shares of unvested restricted stock for the three months ended June 30, 2014 and 2013, respectively, and 535,442 and 565,860 shares for the six months ended June 30, 2014 and 2013, respectively.

Additional information on the Company’s basic earnings per common share is shown in the following table.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
(Dollars in thousands, except per share data)
Distributed earnings to common shareholders	$11,184	$9,914	$21,214	$19,810
Undistributed earnings (distributed capital) to common shareholders	7,078	5,386	19,048	(3,816)

Total earnings to common shareholders	$18,262	$15,300	$40,262	$15,994

Distributed earnings to unvested restricted stock	$175	$188	$359	$387
Undistributed earnings (distributed capital) to unvested restricted stock	111	102	322	(74)

Total earnings allocated to restricted stock	$286	$290	$681	$313

Distributed earnings per common share	$0.37	$0.34	$0.71	$0.68
Undistributed earnings (distributed capital) per common share	0.23	0.19	0.64	(0.13)

Total earnings per common share – basic	$0.60	$0.53	$1.35	$0.55

Distributed earnings per unvested restricted stock share	$0.33	$0.33	$0.67	$0.68
Undistributed earnings (distributed capital) per unvested restricted stock share	0.21	0.18	0.60	(0.13)

Total earnings per unvested restricted stock share – basic	$0.54	$0.51	$1.27	$0.55

For the three months ended June 30, 2014 and 2013, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 629,055 and 652,683, respectively, and are adjusted for the weighted average shares in treasury stock of 1,861,247 and 2,221,550, respectively. For the six months ended June 30, 2014 and 2013, basic shares outstanding exclude 634,883 and 647,332 shares owned by the RRP, respectively, and are adjusted for 1,933,367 and 2,279,103 shares, respectively, of weighted average shares of treasury stock.

The effects from the assumed exercises of 11,623 and 792,893 stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 2014 and 2013, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the six months ended June 30, 2014 and 2013, the effects from the assumed exercise of 11,623 and 787,893 stock options, respectively, was not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 4 – ACQUISITION ACTIVITY

Acquisition of Certain Assets and Liabilities of Trust One Bank

On January 17, 2014, IBERIABANK acquired certain assets and assumed certain liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank (hereby referred to as “Trust One-Memphis”). Under terms of the agreement, Synovus Bank paid IBERIABANK $91.6 million in cash to acquire four Trust One-Memphis branches in the Memphis, Tennessee market, which resulted in goodwill of $8.4 million. With this acquisition, IBERIABANK expanded its presence in the Memphis, Tennessee Metropolitan Statistical Area (“MSA”) through the addition of four branches and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market.

Acquisition of Teche Holding Company

On May 31, 2014, the Company acquired Teche Holding Company (“Teche”), the holding company of Teche Federal Bank, a New Iberia, Louisiana-based commercial bank servicing south Louisiana. Under terms of the agreement, for each share of Teche stock outstanding, Teche shareholders received 1.162 shares of the Company’s common stock, as well as a cash payment for any fractional share and unexercised option to purchase Teche stock. The Company acquired all of the outstanding common stock of the former Teche shareholders for total consideration of $156.7 million, which resulted in goodwill of $84.4 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence in the Acadiana region of Louisiana through the addition of 20 branches and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,498,007	$156,026

Total equity consideration		156,026

Non-Equity consideration
Cash		714

Total consideration paid		156,740
Fair value of net assets assumed including identifiable intangible assets		72,308

Goodwill		$84,432

Acquisition of First Private Holdings, Inc.

On June 30, 2014, the Company acquired First Private Holdings, Inc. (“First Private”), the holding company of First Private Bank of Texas, a Dallas, Texas-based commercial bank with four branch locations, including two mobile branches. Under terms of the agreement, for each share of First Private stock outstanding, First Private shareholders received 0.27 of a share of the Company’s common stock, as well as a cash payment for any fractional share. The Company acquired all of the outstanding common stock of the former First Private shareholders for total consideration of $58.6 million, which resulted in goodwill of $28.7 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence into the Dallas, Texas MSA through the addition of branches and an experienced in-market team. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	847,509	$58,639

Total equity consideration		58,639
Non-Equity consideration
Cash		1

Total consideration paid		58,640
Fair value of net liabilities assumed including identifiable intangible assets		29,980

Goodwill		$28,660

The Company accounted for the aforementioned business combinations as purchase business combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The following purchase price allocations on these acquisitions are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the acquisition dates, the Company will make any final adjustments to the purchase price allocation and retrospectively adjust any goodwill recorded. Material adjustments to acquisition date estimated fair values would be recorded in the period in which the acquisition occurred, and as a result, previously reported results are subject to change. Net assets acquired subject to finalization of fair value estimates include, but are not limited to, loans and core deposit intangibles and any related adjustments to deferred taxes associated with these fair value adjustments. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.

The acquired assets and liabilities, as well as the preliminary adjustments to record the assets and liabilities at their estimated fair values, are presented in the following table.

Trust One-Memphis

(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$92,060	$—		$92,060
Loans	88,179	(1,290	)(1)	86,889
Other real estate owned	1,325	—		1,325
Core deposit intangible	—	2,597	(2)	2,597
Other assets	368	—		368

Total Assets	$181,932	$1,307		$183,239

Liabilities
Interest-bearing deposits	$164,942	$—		$164,942
Non-interest-bearing deposits	26,373	—		26,373
Deferred tax liability	—	654	(3)	654
Other liabilities	84	—		84

Total Liabilities	$191,399	$654		$192,053

Explanation of certain fair value adjustments

(1)	The amount represents the adjustment of the book value of Trust One-Memphis loans to their estimated fair value based on current interest rates and expected cash flows which includes estimates of expected credit losses inherent in the portfolio.
(2)	The amount represents the estimated fair value of the core deposit intangible asset created in the acquisition.
(3)	The amount represents the deferred tax liability recognized on the fair value adjustment of Trust One-Memphis acquired assets and assumed liabilities.

Teche

(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$71,606	$—		$71,606
Investment securities	24,077	1,092	(1)	25,169
Loans	716,587	(16,637	)(2)	699,950
Other real estate owned	329	—		329
Core deposit intangible	—	2,055	(3)	2,055
Deferred tax asset	1,057	7,373	(4)	8,430
Other assets	56,708	(6,512	)(5)	50,196

Total Assets	$870,364	$(12,629)		$857,735

Liabilities
Interest-bearing deposits	$520,446	$902	(6)	$521,348
Non-interest-bearing deposits	118,256	—		118,256
Borrowings	134,228	6,304	(7)	140,532
Other liabilities	5,291	—		5,291

Total Liabilities	$778,221	$7,206		$785,427

Explanation of certain fair value adjustments

(1)	The amount represents the adjustment to the book value of Teche’s investments to their estimated fair value based on fair values on the date of acquisition.
(2)	The amount represents the adjustment of the book value of Teche loans to their estimated fair value based on current interest rates and expected cash flows which includes estimates of expected credit losses inherent in the portfolio.
(3)	The amount represents the estimated fair value of the core deposit intangible asset created in the acquisition.
(4)	The amount represents the deferred tax asset recognized on the fair value adjustment of Teche acquired assets and assumed liabilities.
(5)	The amount represents the write down of the book value of Teche’s property, equipment, and other assets to their estimated fair value at the acquisition date.
(6)	The adjustment is necessary because the weighted average interest rate of Teche’s deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 85 months.
(7)	The amount represents the estimated fair value adjustment for the debt assumed, primarily driven by the estimated market interest rate on the debt relative to the stated interest rate.

First Private

(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$26,621	$—		$26,621
Investment securities	19,110	—		19,110
Loans	294,425	4,207	(1)	298,632
Other real estate owned	—	—		—
Core deposit intangible	—	506	(2)	506
Deferred tax asset (liability)	530	(1,676	) (3)	(1,146)
Other assets	5,230	—		5,230

Total Assets	$345,916	$3,037		$348,953

Liabilities
Interest-bearing deposits	$261,713	$220	(4)	$261,933
Non-interest-bearing deposits	50,333	—		50,333
Borrowings	6,451	—		6,451
Other liabilities	256	—		256

Total Liabilities	$318,753	$220		$318,973

Explanation of certain fair value adjustments

(1)	The amount represents the adjustment of the book value of First Private loans to their estimated fair value based on current interest rates and expected cash flows which includes estimates of expected credit losses inherent in the portfolio.
(2)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.
(3)	The amount represents the deferred tax liability recognized on the fair value adjustment of First Private acquired assets and assumed liabilities.
(4)	The adjustment is necessary because the weighted average interest rate of First Private’s deposits exceeded the cost of similar funding at the time of acquisition.

Acquisition of The Title Company LLC

On February 24, 2014, the Company’s subsidiary, LTC, acquired The Title Company LLC. Under terms of the agreement, LTC paid $0.4 million in cash to acquire a title office in Baton Rouge, Louisiana, which resulted in goodwill of $0.2 million. The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Purchased assets were recorded at their acquisition date fair values. Identifiable intangible assets were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets, the Company recorded goodwill as part of the acquisition. The goodwill recognized was the result of LTC’s expanded presence into the Baton Rouge, Louisiana MSA and an experienced in-market team that enhances its ability to compete in that market. As part of the acquisition, LTC also acquired or created the following other assets:

(Dollars in thousands)	Amount
Non-compete agreement	$63
Title plant	14
Other intangible assets	75
Other assets	2

Total Assets	$154

Acquisition of Louisiana Abstract and Title, LLC

On May 1, 2014, LTC acquired Louisiana Abstract and Title, LLC. Under terms of the agreement, LTC paid $0.2 million in cash to acquire a title office in Baton Rouge, Louisiana, which resulted in goodwill of $0.2 million. In addition, the agreement provides for potential additional cash consideration based on earnings over a four-year period after the acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Purchased assets were recorded at their acquisition date fair values. Identifiable intangible assets were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets, the Company recorded goodwill as part of the acquisition. The goodwill recognized was the result of LTC’s expanded presence in the Shreveport, Louisiana MSA and an experienced in-market team that enhances its ability to compete in that market. As part of the acquisition, LTC also acquired or created the following other assets:

(Dollars in thousands)	Amount
Non-compete agreement	$100
Title plant	9
Other intangible assets	130
Other assets	6

Total Assets	$245

Supplemental unaudited pro forma information

The following unaudited pro forma information for the six months ended June 30, 2013 reflects the Company’s estimated consolidated results of operations as if the acquisitions of Trust One-Memphis, Teche, and First Private occurred at January 1, 2013, unadjusted for potential cost savings and preliminary purchase price adjustments.

(Dollars in thousands, except per share data)	2013
Interest and non-interest income	$332,674
Net income	20,022
Earnings per share – basic	0.68
Earnings per share – diluted	0.68

The Company’s consolidated financial statements as of and for the six months ended June 30, 2014 include the operating results of the acquired assets and assumed liabilities for the days subsequent to the respective acquisition dates. Due to the system conversion of the acquired entities throughout the current six-month period and subsequent integration of the operating activities of the acquired branches into existing Company markets, historical reporting for the former Trust One-Memphis, Teche, and First Private branches is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$371,703	$1,702	$(6,011)	$367,394
Obligations of state and political obligations	98,833	3,944	(170)	102,607
Mortgage-backed securities	1,530,366	16,456	(9,357)	1,537,465
Other securities	1,460	27	—	1,487

Total securities available for sale	$2,002,362	$22,129	$(15,538)	$2,008,953

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$17,499	$214	$—	$17,713
Obligations of state and political obligations	82,073	2,831	(324)	84,580
Mortgage-backed securities	32,673	234	(1,137)	31,770

Total securities held to maturity	$132,245	$3,279	$(1,461)	$134,063

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$406,092	$1,382	$(11,913)	$395,561
Obligations of state and political obligations	105,300	2,435	(256)	107,479
Mortgage-backed securities	1,450,194	10,031	(27,947)	1,432,278
Other securities	1,460	19	—	1,479

Total securities available for sale	$1,963,046	$13,867	$(40,116)	$1,936,797

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$34,478	$484	$—	$34,962
Obligations of state and political obligations	84,290	1,463	(1,624)	84,129
Mortgage-backed securities	35,341	258	(2,124)	33,475

Total securities held to maturity	$154,109	$2,205	$(3,748)	$152,566

Securities with carrying values of $1.5 billion were pledged to secure public deposits and other borrowings at both June 30, 2014 and December 31, 2013.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and extent to which the estimated fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value above amortized cost. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, as well as review of issuer financial statements and industry analysts’ reports.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	June 30, 2014
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$(6,011)	$258,673	$(6,011)	$258,673
Obligations of state and political obligations	—	—	(170)	1,437	(170)	1,437
Mortgage-backed securities	(869)	182,114	(8,488)	354,316	(9,357)	536,430

Total securities available for sale	$(869)	$182,114	$(14,669)	$614,426	$(15,538)	$796,540

Securities held to maturity:
Obligations of state and political obligations	$—	$569	$(324)	$13,937	$(324)	$14,506
Mortgage-backed securities	—	—	(1,137)	24,785	(1,137)	24,785

Total securities held to maturity	$—	$569	$(1,461)	$38,722	$(1,461)	$39,291

	December 31, 2013
	Less Than Twelve Months		Over Twelve Months		Total
(Dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(11,764)	$298,515	$(149)	$5,515	$(11,913)	$304,030
Obligations of state and political obligations	(30)	2,415	(226)	1,047	(256)	3,462
Mortgage-backed securities	(23,749)	864,899	(4,198)	81,870	(27,947)	946,769

Total securities available for sale	$(35,543)	$1,165,829	$(4,573)	$88,432	$(40,116)	$1,254,261

Securities held to maturity:
Obligations of state and political obligations	$(1,181)	$29,355	$(443)	$6,240	$(1,624)	$35,595
Mortgage-backed securities	(952)	12,913	(1,172)	11,616	(2,124)	24,529

Total securities held to maturity	$(2,133)	$42,268	$(1,615)	$17,856	$(3,748)	$60,124

The Company assessed the nature of the losses in its portfolio as of June 30, 2014 and December, 31, 2013 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Except for the bond discussed below, in each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security.

At June 30, 2014, 113 debt securities had unrealized losses of 1.99% of the securities’ amortized cost basis and 0.80% of the Company’s total amortized cost basis. At December 31, 2013, 207 debt securities had unrealized losses of 3.23% of the securities’ amortized cost basis and 2.07% of the Company’s total amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes. Additional information on securities that have been in a continuous loss position for over twelve months at June 30, 2014 and December 31, 2013 is presented in the following table.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	80	20
Issued by political subdivisions	11	5

	91	25

Amortized Cost Basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$653,411	$104,520
Issued by political subdivisions	15,867	7,956

	$669,278	$112,476

Unrealized Loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$15,636	$5,519
Issued by political subdivisions	494	669

	$16,130	$6,188

The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. Eleven of the securities in a continuous loss position for over twelve months were issued by political subdivisions. Ten of the securities issued by political subdivisions have credit ratings by S&P ranging from A+ to AAA and credit ratings from Moody’s ranging from A2 to Aaa. The remaining security in a continuous unrealized loss position for over twelve months was issued by a political subdivision and is discussed in further detail below.

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

During the six months ended June 30, 2014 and 2013, there was no activity related to credit losses on the other-than temporarily impaired investment security where a portion of the unrealized loss was recognized in other comprehensive income.

As a result of the Company’s analysis, no other declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at June 30, 2014 or December 31, 2013.

The amortized cost and estimated fair value of investment securities by maturity at June 30, 2014 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
(Dollars in thousands)	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
Within one year or less	2.00%	$16,390	$16,445	2.11%	$17,499	$17,713
One through five years	1.55	262,494	263,033	3.24	13,510	13,867
After five through ten years	2.10	504,532	508,167	2.92	20,495	21,200
Over ten years	2.20	1,218,946	1,221,308	3.10	80,741	81,283

Total	2.09%	$2,002,362	$2,008,953	2.95%	$132,245	$134,063

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Realized gains	$8	$4	$27	$2,369
Realized losses	—	(70)	—	(108)

Net realized gains (losses)	$8	$(66)	$27	$2,261

In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.

Other Equity Securities

At June 30, 2014 and December 31, 2013, the Company included the following securities in “Other assets” on the consolidated balance sheets:

(Dollars in thousands)	June 30 2014	December 31 2013
Federal Home Loan Bank (FHLB) stock	$44,715	$24,369
Federal Reserve Bank (FRB) stock	28,098	28,098
Other investments	3,306	1,306

Total	$76,119	$53,773

NOTE 6 – LOANS RECEIVABLE

Loans receivable consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	June 30, 2014
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$3,949,444	$294,115	$4,243,559
Business	3,095,087	35,902	3,130,989

	7,044,531	330,017	7,374,548

Residential mortgage loans:
Residential 1-4 family	926,972	141,613	1,068,585
Construction / Owner Occupied	56,039	—	56,039

	983,011	141,613	1,124,624

Consumer and other loans:
Home equity	1,357,073	110,068	1,467,141
Indirect automobile	392,355	—	392,355
Other	536,119	3,740	539,859

	2,285,547	113,808	2,399,355

Total	$10,313,089	$585,438	$10,898,527

	December 31, 2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$3,479,973	$387,332	$3,867,305
Business	2,959,088	37,025	2,996,113

	6,439,061	424,357	6,863,418

Residential mortgage loans:
Residential 1-4 family	423,057	154,025	577,082
Construction / Owner Occupied	9,450	—	9,450

	432,507	154,025	586,532
Consumer and other loans:
Home equity	1,154,670	137,122	1,291,792
Indirect automobile	375,236	—	375,236
Other	370,752	4,289	375,041

	1,900,658	141,411	2,042,069

Total	$8,772,226	$719,793	$9,492,019

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

Deferred loan origination fees were $19.1 million and $18.6 million and deferred loan expenses were $8.4 million and $7.6 million at June 30, 2014 and December 31, 2013, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At June 30, 2014 and December 31, 2013, overdrafts of $6.4 million and $3.1 million, respectively, have been reclassified to loans receivable.

Loans with carrying values of $2.4 billion and $2.3 billion were pledged to secure public deposits and other borrowings at June 30, 2014 and December 31, 2013, respectively.

Non-covered Loans

The following tables provide an analysis of the aging of non-covered loans as of June 30, 2014 and December 31, 2013. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans originated by the Company. For purposes of the following tables, subprime mortgage loans are defined as the Company’s mortgage loans that have FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	June 30, 2014
	Non-covered loans excluding acquired loans
	Past Due (1)				Current	Total Non-covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total
Commercial real estate construction	$56	$223	$1,349	$1,628	$591,233	$592,861	$—
Commercial real estate – other	387	112	4,331	4,830	2,828,295	2,833,125	—
Commercial business	3,742	56	4,191	7,989	2,953,471	2,961,460	—

Residential prime	2,581	1,455	10,593	14,629	326,077	340,706	20
Residential subprime	—	—	3,111	3,111	115,835	118,946	—

Home equity	1,518	703	7,949	10,170	1,163,216	1,173,386	—
Indirect automobile	1,611	322	1,192	3,125	388,356	391,481	—
Credit card	282	158	949	1,389	63,871	65,260	—
Other	567	209	542	1,318	356,189	357,507	—

Total	$10,744	$3,238	$34,207	$48,189	$8,786,543	$8,834,732	$20

	December 31, 2013
	Non-covered loans excluding acquired loans
	Past Due (1)				Current	Total Non-covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total
Commercial real estate construction	$—	$—	$1,803	$1,803	$381,292	$383,095	$—
Commercial real estate – other	6,098	5,630	7,650	19,378	2,732,431	2,751,809	2
Commercial business	2,117	423	15,020	17,560	2,888,491	2,906,051	—

Residential prime	1,104	852	9,684	11,640	286,167	297,807	1,073
Residential subprime	—	—	1,626	1,626	114,939	116,565	—

Home equity	1,956	569	6,808	9,333	1,091,894	1,101,227	—
Indirect automobile	1,427	293	1,275	2,995	370,388	373,383	—
Credit card	266	92	411	769	62,873	63,642	—
Other	458	106	485	1,049	293,693	294,742	—

Total	$13,426	$7,965	$44,762	$66,153	$8,222,168	$8,288,321	$1,075

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	June 30, 2014
	Non-covered acquired loans
	Past Due (1)				Current	Discount/ Premium	Total Non- covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total
Commercial real estate construction	$—	$597	$2,183	$2,780	$35,403	$(2,536)	$35,647	$2,090
Commercial real estate – other	3,584	628	23,144	27,356	511,672	(51,217)	487,811	21,592
Commercial business	1,944	281	2,212	4,437	136,130	(6,941)	133,626	2,172

Residential prime	331	1,378	6,703	8,412	508,678	6,269	523,359	525

Home equity	1,260	622	8,667	10,549	180,703	(7,565)	183,687	4,629
Indirect automobile	28	—	59	87	850	(63)	874	59
Other	1,004	395	2,096	3,495	122,011	(12,154)	113,352	343

Total	$8,151	$3,901	$45,064	$57,116	$1,495,447	$(74,207)	$1,478,356	$31,410

	December 31, 2013
	Non-covered acquired loans
	Past Due (1)				Current	Discount/ Premium	Total Non- covered Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total
Commercial real estate construction	$388	$—	$2,542	$2,930	$19,833	$(2,532)	$20,231	$2,542
Commercial real estate – other	1,798	1,963	27,967	31,728	345,286	(52,176)	324,838	27,967
Commercial business	544	—	1,218	1,762	54,189	(2,914)	53,037	1,218

Residential prime	—	—	226	226	18,796	(887)	18,135	226

Home equity	313	516	4,242	5,071	53,995	(5,623)	53,443	4,242
Indirect automobile	33	—	95	128	1,725	—	1,853	95
Other	175	101	975	1,251	12,598	(1,481)	12,368	975

Total	$3,251	$2,580	$37,265	$43,096	$506,422	$(65,613)	$483,905	$37,265

(1)	Past due information includes acquired loans at the gross loan balance, prior to application of discounts.

Non-accrual Loans

The following table provides the recorded investment of non-covered loans, excluding acquired loans, on non-accrual status at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30 2014	December 31 2013
Commercial real estate construction	$1,349	$1,803
Commercial real estate – other	4,331	7,648
Commercial business	4,191	15,020

Residential prime	10,573	8,611
Residential subprime	3,111	1,626

Home equity	7,949	6,808
Indirect automobile	1,192	1,275
Credit card	949	411
Other	542	485

Total	$34,187	$43,687

Covered Loans

The carrying amount of the acquired covered loans at June 30, 2014 and December 31, 2013 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	June 30, 2014
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$6,523	$287,592	$294,115
Business	—	35,902	35,902

	6,523	323,494	330,017

Residential mortgage loans:
Residential 1-4 family	28,273	113,340	141,613
Construction / Owner Occupied	—	—	—

	28,273	113,340	141,613

Consumer and other loans:
Home equity	13,879	96,189	110,068
Indirect automobile	—	—	—
Other	596	3,145	3,741

	14,475	99,334	113,809

Total	$49,271	$536,168	$585,439

	December 31, 2013
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$14,904	$372,428	$387,332
Business	—	37,025	37,025

	14,904	409,453	424,357

Residential mortgage loans:
Residential 1-4 family	28,223	125,802	154,025
Construction / Owner Occupied	—	—	—

	28,223	125,802	154,025

Consumer and other loans:
Home equity	21,768	115,354	137,122
Indirect automobile	—	—	—
Other	1,182	3,107	4,289

	22,950	118,461	141,411

Total	$66,077	$653,716	$719,793

Loans Acquired

The Company acquired loans (both covered and non-covered) through previous acquisitions, which are subject to ASC Topic 310-30.

As discussed in Note 4, during 2014, the Company acquired loans of $86.9 million from Trust One-Memphis, $700.0 million from Teche, and $298.6 million for First Private in the current period. $1.0 billion in loans acquired are accounted for under ASC Topic 310-10, while the carrying amounts of the loans acquired in the current period subject to ASC Topic 310-30 are detailed in the following table as of the purchase date. The allocation of loans acquired from both Teche and First Private between loans subject to ASC Topic 310-30 and those subject to ASC Topic 310-10 is preliminary and subject to change up to one year after the acquisition dates as information on these loans becomes available.

(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$82,967	$15,130	$98,097
Nonaccretable difference (expected losses and foregone interest)	(4,197)	(361)	(4,558)

Cash flows expected to be collected at acquisition	78,770	14,769	93,539
Accretable yield	(8,242)	(1,536)	(9,778)

Basis in acquired loans at acquisition	$70,528	$13,233	$83,761

The following is a summary of changes in the accretable difference of acquired loans during the six months ended June 30, 2014 and 2013.

	June 30, 2014
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Balance at beginning of period	$78,349	$276,543	$354,892
Acquisition	8,242	1,536	9,778
Transfers from nonaccretable difference to accretable yield	4,128	13,517	17,645
Accretion	(4,089)	(50,429)	(54,518)
Changes in expected cash flows not affecting nonaccretable differences (1)	(12,176)	12,720	544

Balance at end of period	$74,454	$253,887	$328,341

	June 30, 2013
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Balance at beginning of period	$76,623	$279,770	$356,393
Transfers from nonaccretable difference to accretable yield	6,368	32,039	38,407
Accretion	(10,973)	(81,227)	(92,200)
Changes in expected cash flows not affecting nonaccretable differences (1)	4,158	70,721	74,879

Balance at end of period	$76,176	$301,303	$377,479

(1)	Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings

Information about the Company’s troubled debt restructurings (“TDRs”) at June 30, 2014 and 2013 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as acquired loans. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

	June 30, 2014				June 30, 2013
	Accruing Loans				Accruing Loans
(Dollars in thousands)	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs
Commercial real estate construction	$—	$—	$—	$—	$—	—	—	—
Commercial real estate – other	378	—	1,634	2,012	677	—	8,064	8,741
Commercial business	811	—	2,342	3,153	1,135	—	281	1,416

Residential prime	—	—	—	—	—	—	—	—
Residential subprime	—	—	—	—	—	—	—	—

Home equity	—	—	248	248	—	—	268	268
Indirect automobile	—	—	—	—	—	—	—	—
Credit card	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	$1,189	$—	$4,224	$5,413	$1,812	$—	$8,613	$10,425

At June 30, 2014, there were no TDRs that occurred during the first six months through modification of the original loan terms. TDRs totaling $1.5 million occurred during the six-month period ending June 30, 2013 and were subsequently charged off during the same period. The following table provides information on how the TDRs were modified during the six months ended June 30:

(Dollars in thousands)	2014	2013
Extended maturities	$—	$—
Interest rate adjustment	—	—
Maturity and interest rate adjustment	—	1,545
Movement to or extension of interest-rate only payments	—	—
Forbearance	—	—
Other concession(s) (1)	—	—

Total	$—	$1,545

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance or covenant modifications.

Information about the Company’s TDRs occurring in these periods is presented in the following table.

	June 30, 2014			June 30, 2013
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)
Commercial real estate	—	$—	$—	1	$1,545	$1,545
Commercial business	—	—	—	—	—	—
Residential prime	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Indirect automobile	—	—	—	—	—	—
Credit card	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	$—	$—	1	$1,545	$1,545

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.

Information detailing non-covered TDRs that subsequently defaulted during the previous twelve months is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	June 30, 2014		June 30, 2013
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	31	$1,635	48	$8,673
Commercial business	11	2,115	8	1,417

Residential prime	—	—	—	—

Home Equity	1	40	1	49
Indirect automobile	—	—	—	—
Credit card	—	—	—	—
Other	1	—	1	—

Total	44	$3,790	58	$10,139

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Allowance for Credit Losses Activity

A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios for the six months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014
	Non-covered loans
(Dollars in thousands)	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for credit losses
Balance at beginning of period	$67,342	$4,557	$71,175	$143,074

(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	5,078	(1,085)	(740)	3,253
Adjustment attributable to FDIC loss share arrangements	—	—	3,598	3,598

Net (reversal of) provision for loan losses	5,078	(1,085)	2,858	6,851

Adjustment attributable to FDIC loss share arrangements	—	—	(3,598)	(3,598)
Transfer of balance to OREO	—	(523)	(5,085)	(5,608)
Loans charged-off	(5,198)	(182)	(5,393)	(10,773)
Recoveries	3,426	109	38	3,573

Balance at end of period	$70,648	$2,876	$59,995	$133,519

Reserve for unfunded lending commitments
Balance, beginning of period	$11,147	$—	$—	$11,147
Provision for unfunded lending commitments	113	—	—	113

Balance at end of period	$11,260	$—	$—	$11,260

	June 30, 2013
	Non-covered loans
	Excluding Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for loan losses
Balance at beginning of period	$74,211	$8,816	$168,576	$251,603

(Reversal of) Provision for loan losses before adjustment attributable to FDIC loss share agreements	(585)	(1,009)	(55,060)	(56,654)
Adjustment attributable to FDIC loss share arrangements	—	—	55,085	55,085

Net (reversal of) provision for loan losses	(585)	(1,009)	25	(1,569)

Adjustment attributable to FDIC loss share arrangements	—	—	(55,085)	(55,085)
Transfer of balance to OREO	—	(973)	(16,712)	(17,685)
Transfer of balance to the RULC	(9,828)	—	—	(9,828)
Loans charged-off	(4,249)	—	(2,334)	(6,583)
Recoveries	2,050	—	—	2,050

Balance at end of period	61,599	6,834	$94,470	$162,903
Reserve for unfunded lending commitments
Balance, beginning of period	—	—	—	—
Transfer of balance from the allowance for loan losses	9,828	—	—	9,828
Provision for unfunded lending commitments	514	—	—	514

Balance at end of period	$10,342	$—	$—	$10,342

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, for the six months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$26,590	$28,515	$2,546	$14,248	$—	$71,899
(Reversal of) Provision for loan losses	585	782	171	2,455	—	3,993
Transfer of balance to OREO	(108)	(162)	(253)	—	—	(523)
Loans charged off	(660)	(668)	(435)	(3,617)	—	(5,380)
Recoveries	1,699	65	114	1,657	—	3,535

Balance at end of period	$28,106	$28,532	$2,143	$14,743	$—	$73,524

Reserve for unfunded commitments
Balance at beginning of period	$3,089	$4,839	$72	$3,147	$—	$11,147
(Reversal of) Provision for unfunded commitments	112	(43)	4	40	—	113

Balance at end of period	$3,201	$4,796	$76	$3,187	$—	$11,260

Allowance on loans individually evaluated for impairment	$—	$31	$171	$—	$—	$202
Allowance on loans collectively evaluated for impairment	28,105	28,501	1,972	14,743	—	73,321

Loans, net of unearned income:
Balance at end of period	$3,949,444	$3,095,087	$983,011	$2,285,547	$—	$10,313,089
Balance at end of period individually evaluated for impairment	5,976	4,563	1,058	248	—	11,845
Balance at end of period collectively evaluated for impairment	3,943,468	3,090,524	981,953	2,285,299	—	10,301,244
Balance at end of period acquired with deteriorated credit quality	30,799	5,496	1,209	3,803	—	41,307

	June 30, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$38,264	$28,721	$2,125	$13,917	$—	$83,027
(Reversal of) Provision for loan losses	(7,459)	557	2,961	2,347	—	(1,594)
Transfer of balance to OREO	(264)	(90)	(612)	(7)	—	(973)
Transfer of balance to the RULC	(2,939)	(3,497)	(40)	(3,352)	—	(9,828)
Loans charged off	(807)	(395)	(2,603)	(444)	—	(4,249)
Recoveries	500	259	188	1,103	—	2,050

Balance at end of period	$27,295	$25,555	$2,019	$13,564	$—	$68,433
Reserve for unfunded commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Transfer of balance from the allowance for loan losses	2,939	3,497	40	3,352		9,828
(Reversal of) Provision for unfunded commitments	545	12	—	(43)		514

Balance at end of period	$3,484	$3,509	$40	$3,309	$—	$10,342

Allowance on loans individually evaluated for impairment	$72	$116	$137	$—	$—	$325
Allowance on loans collectively evaluated for impairment	27,223	25,439	1,882	13,564	—	68,108

Loans, net of unearned income:
Balance at end of period	$3,224,078	$2,618,963	$350,842	$1,790,939	$—	$7,984,822
Balance at end of period individually evaluated for impairment	16,525	14,014	1,152	267	—	31,958
Balance at end of period collectively evaluated for impairment	3,207,553	2,604,949	349,690	1,790,672	—	7,952,864
Balance at end of period acquired with deteriorated credit quality	40,015	3,468	383	3,287	—	47,153

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, for the six months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$38,772	$5,380	$10,889	$16,134	$—	$71,175
Provision for loan losses	1,474	313	592	479	—	2,858
(Decrease) Increase in FDIC loss share receivable	(2,121)	749	(2,100)	(126)	—	(3,598)
Transfer of balance to OREO	(1,857)	(1,162)	(534)	(1,532)	—	(5,085)
Loans charged off	(3,726)	(1,589)	—	(78)	—	(5,393)
Recoveries	38	—	—	—	—	38

Balance at end of period	$32,580	$3,691	$8,847	$14,877	$—	$59,995

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	32,580	3,691	8,847	14,877	—	59,995

Loans, net of unearned income:
Balance at end of period	$294,115	$35,902	$141,613	$113,809	$—	$585,439
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	294,115	35,902	141,613	113,809	—	585,439
Balance at end of period acquired with deteriorated credit quality	6,523	—	28,273	14,475	—	49,271

	June 30, 2013
(Dollars in thousands)	Commercial real estate	Commercial business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$100,871	$11,375	$22,566	$33,764	$—	$168,576
Provision for loan losses	27	—	(1)	(1)	—	25
(Decrease) Increase in FDIC loss share receivable	(26,737)	(2,672)	(7,073)	(18,603)	—	(55,085)
Transfer of balance to OREO	(12,178)	(314)	(4,221)	1	—	(16,712)
Loans charged off	(2,334)	—	—	—	—	(2,334)

Balance at end of period	$59,649	$8,389	$11,271	$15,161	$—	$94,470

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	59,649	8,389	11,271	15,161	—	94,470

Loans, net of unearned income:
Balance at end of period	$520,160	$68,957	$167,654	$161,444	$—	$918,215
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	520,160	68,957	167,654	161,444	—	918,215
Balance at end of period acquired with deteriorated credit quality	132,565	2,005	17,969	19,504	—	172,043

Credit Quality

The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans that were not acquired. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of June 30, 2014 and December 31, 2013, respectively. Credit quality information in the tables below include loans acquired at the gross loan balance, prior to the application of premiums/discounts, at June 30, 2014 and December 31, 2013.

	Non-covered loans excluding acquired loans
	June 30, 2014					December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate construction	$581,164	$252	$11,445	$—	$592,861	$370,824	$9,309	$2,962	$—	$383,095
Commercial real estate – other	2,757,043	46,067	29,783	232	2,833,125	2,694,161	27,227	30,308	113	2,751,809
Commercial business	2,920,519	27,975	11,013	1,953	2,961,460	2,866,794	6,164	32,167	926	2,906,051

Total	$6,258,726	$74,294	$52,241	$2,185	$6,387,446	$5,931,779	$42,700	$65,437	$1,039	$6,040,955

	Non-covered loans excluding acquired loans
	June 30, 2014			December 31, 2013
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential prime	$326,077	$14,629	$340,706	$286,167	$11,640	$297,807
Residential subprime	115,835	3,111	118,946	114,939	1,626	116,565
Home equity	1,163,216	10,170	1,173,386	1,091,894	9,333	1,101,227
Indirect automobile	388,356	3,125	391,481	370,388	2,995	373,383
Credit card	63,871	1,389	65,260	62,873	769	63,642
Consumer – other	356,189	1,318	357,507	293,693	1,049	294,742

Total	$2,413,544	$33,742	$2,447,286	$2,219,954	$27,412	$2,247,366

	Non-covered acquired loans
	June 30, 2014						December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Discount	Total	Pass	Special Mention	Substandard	Doubtful	Discount	Total
Commercial real estate construction	$31,269	$1,541	$5,373	$—	$(2,536)	$35,647	$17,132	$196	$5,435	$—	$(2,532)	$20,231
Commercial real estate – other	482,016	13,816	42,866	330	(51,217)	487,811	310,303	15,351	51,267	93	(52,176)	324,838
Commercial business	132,151	2,916	4,571	929	(6,941)	133,626	51,414	1,920	2,586	31	(2,914)	53,037

Total	$645,436	$18,273	$52,810	$1,259	$(60,694)	$657,084	$378,849	$17,467	$59,288	$124	$(57,622)	$398,106

	Non-covered acquired loans
	June 30, 2014				December 31, 2013
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential prime	$508,678	$8,412	$6,269	$523,359	$18,796	$226	$(887)	$18,135
Home equity	180,703	10,549	(7,565)	183,687	53,995	5,071	(5,623)	53,443
Indirect automobile	850	87	(63)	874	1,725	128	—	1,853
Consumer – other	122,011	3,495	(12,154)	113,352	12,598	1,251	(1,481)	12,368

Total	$812,242	$22,543	$(13,513)	$821,272	$87,114	$6,676	$(7,991)	$85,799

The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan premiums/discounts in the tables below represent the adjustment of covered loans to fair value at the date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	Covered loans
	June 30, 2014					December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate construction	$39,482	$1,997	$14,476	$—	$55,955	$42,886	$7,401	$23,891	$497	$74,675
Commercial real estate – other	119,489	40,291	104,527	821	265,128	148,579	49,699	144,680	3,267	346,225
Commercial business	25,592	930	9,334	46	35,902	30,710	780	14,556	984	47,030

	$184,563	$43,218	$128,337	$867	$356,985	$222,175	$57,880	$183,127	$4,748	$467,930

Discount					(26,968)					(43,573)

Total					$330,017					$424,357

	Covered loans
	June 30, 2014				December 31, 2013
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential prime	$149,945	$30,381	$(38,713)	$141,613	$158,710	$30,814	$(35,499)	$154,025
Home equity	124,113	16,489	(30,534)	110,068	143,236	35,811	(41,925)	137,122
Credit card	582	50	—	632	648	31	—	679
Consumer – other	316	71	2,721	3,108	591	144	2,875	3,610

Total	$274,956	$46,991	$(66,526)	$255,421	$303,185	$66,800	$(74,549)	$295,436

Impaired Loans

Information on the Company’s investment in impaired loans is presented in the following tables as of and for the periods indicated.

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$5,146	$5,146	$—	$8,567	$8,567	$—
Commercial business	4,291	4,291	—	13,256	13,256	—

Home equity	248	248	—	258	258	—

With an allowance recorded:
Commercial real estate	905	912	(7)	1,268	1,284	(16)
Commercial business	675	710	(35)	1,927	2,770	(843)

Residential prime	10,362	10,573	(211)	9,791	10,019	(228)
Residential subprime	3,097	3,111	(14)	1,617	1,626	(9)

Home equity	7,663	7,701	(38)	6,506	6,550	(44)
Indirect automobile	1,185	1,192	(7)	1,267	1,275	(8)
Credit card	931	949	(18)	404	411	(7)
Other	537	542	(5)	481	485	(4)

Total	$35,040	$35,375	$(335)	$45,342	$46,501	(1,159)

Total commercial loans	11,017	11,059	(42)	25,018	25,877	(859)
Total mortgage loans	13,459	13,684	(225)	11,408	11,645	(237)
Total consumer loans	10,564	10,632	(68)	8,916	8,979	(63)

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2014		2013		2014		2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$5,228	$6	$21,452	$24	$5,178	$14	$22,871	$63
Commercial business	5,128	9	10,942	17	5,006	22	6,891	73

Home equity	252	—	—	—	250	—	—	—

With an allowance recorded:
Commercial real estate	925		194	—	926	1	306	1
Commercial business	1,078	4	447	3	1,061	13	449	8

Residential prime	10,911	—	8,613	—	10,131	6	8,913	13
Residential subprime	3,139	—	—	—	3,127	—	—	—

Home equity	7,825	—	7,356	—	7,749	5	7,541	7
Indirect automobile	1,310	—	1,228	—	1,300	6	1,386	6
Credit card	750	—	448	—	560	—	427	—
Other	575	—	527	—	571	5	597	1

Total	$37,121	$19	$51,207	$44	$35,859	$72	$49,381	$172

Total commercial loans	12,359	19	33,035	44	12,171	50	30,517	145
Total mortgage loans	14,050	—	8,613	—	13,258	6	8,913	13
Total consumer loans	10,712	—	9,559	—	10,430	16	9,951	14

As of June 30, 2014 and December 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

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

During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions, and 95% of losses that exceed contractual thresholds for CSB, Orion, and Century. The CSB reimbursable loss period ends during the third quarter of 2014 for all covered assets excluding single family residential assets and during the third quarter of 2019 for single family residential assets. The Century and Orion reimbursable loss periods end during the fourth quarter of 2014 for all covered assets excluding single family residential assets and during the fourth quarter of 2019 for single family residential assets. The Sterling reimbursable loss period ends during the third quarter of 2015 for all covered assets excluding single family residential assets and during the third quarter of 2020 for single family residential assets. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC, future impairments may be required.

In addition, all covered assets, excluding single family residential assets, have a three year recovery period, which begins upon expiration of the reimbursable loss period. During the recovery periods, the Company must reimburse the FDIC for its share of any recovered losses, net of certain expenses, consistent with the covered loss reimbursement rates in effect during the recovery periods.

The Orion, Century, and Sterling loss share agreements include “clawback” provisions. The clawback provisions require the Company to make payments to the FDIC to the extent that specified cumulative loss floors are not met. For each of the three loss share agreements that contain clawback provisions, cumulative losses have exceeded the cumulative loss floors that would trigger a clawback payment. However, the sum of the historical and remaining projected losses and recoveries under one agreement is less than the clawback threshold stated in that agreement. The Company has a liability of $0.8 million at both June 30, 2014 and December 31, 2013, to reserve for the amount of consideration due to the FDIC based on projected net losses. Improvement in the performance of covered assets in excess of current expectations, particularly in regard to improvements in recoveries and/or reduced losses, through expiration of the recovery periods could result in reduced levels of cumulative losses that trigger the clawback provisions within any or all of the applicable loss share agreements.

FDIC loss share receivables

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

The following is a summary of FDIC loss share receivables year-to-date activity:

	Six Months Ended June 30
(Dollars in thousands)	2014	2013
Balance at beginning of period	$162,312	$423,069
Change due to (reversal of) loan loss provision recorded on FDIC covered loans	(3,598)	(55,085)
Amortization	(36,273)	(45,831)
Submission of reimbursable losses to (recoveries payable to) the FDIC	2,215	(42,043)
Impairment	(804)	(31,813)
Changes due to a change in cash flow assumptions on OREO and other changes	(3,320)	(7,257)

Balance at end of period	$120,532	$241,040

FDIC loss share receivables collectability assessment

The Company assesses the FDIC loss share receivables for collectability on a quarterly basis. Based on the collectability analysis completed for the six months ended June 30, 2014, the Company concluded that the $120.5 million FDIC loss share receivable is fully collectible as of June 30, 2014. See below for discussion of the impairment charges recognized in 2014 and 2013.

Impairment of FDIC loss share receivables

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, during the loss share receivable collectability assessment completed for the three-months ended June 30, 2014 and March 31, 2013, the Company concluded that certain expected losses were probable of not being collected from either the FDIC or the customer because such projected losses were no longer expected to occur or were expected to occur beyond the reimbursable loss periods specified within the loss share agreements.

On April 10, 2013, management concluded and the Audit Committee and the Board of Directors agreed that an impairment charge was required under generally accepted accounting principles applicable to the Company and should be recognized in the Company’s consolidated financial statements during the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31.8 million through a charge to net income.

Management deemed an impairment charge necessary for the three-month period ended June 30, 2014 for $0.8 million.

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

(Dollars in thousands)	2014	2013
Balance at beginning of period	$128,442	$267,475
Originations and purchases	760,658	1,207,676
Sales, net of gains	(705,732)	(1,313,120)
Other	(4,988)	—

Balance at end of period	$178,380	$162,031

(Dollars in thousands)	2014	2013
Fair value changes of derivatives and mortgage loans held for sale, net	$3,383	$(1,431)
Gains on sales	24,397	37,790
Servicing and other income, net	309	280

Total mortgage income	$28,089	$36,639

Mortgage Servicing Rights

Mortgage servicing rights are amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$2,484	$(887)	$1,597	$2,146	$(638)	$1,508

NOTE 10 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill by reportable segment for the six months ended June 30, 2014 and the year ended December 31, 2013 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2012	$373,905	$23,178	$4,789	$401,872
Goodwill acquired during the year	—	—	—	—

Balance, December 31, 2013	373,905	$23,178	$4,789	401,872
Goodwill acquired during the period	121,906	—	376	122,282

Balance, June 30, 2014	$495,811	$23,178	$5,165	$524,154

The goodwill acquired during the six months ended June 30, 2014 was a result of the Trust One-Memphis, Teche, First Private, and The Title Company LLC acquisitions. See Note 4 for further information. Allocation of the goodwill acquired during the six months ended June 30, 2014 to reportable segments is preliminary and subject to change.

The Company performed the required annual goodwill impairment test as of October 1, 2013. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Subsequent to the testing date, management has not become aware of any events or changes in circumstances that would indicate that goodwill might be impaired.

Title Plant

The Company held title plant assets totaling $6.7 million at both June 30, 2014 and December 31, 2013. No events or changes in circumstances occurred during 2014 or 2013 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

Definite-lived intangible assets had the following carrying values included in Other assets on the Company’s consolidated balance sheet as of the periods indicated:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$50,564	$(33,135)	$17,429	$45,406	$(30,784)	$14,622
Customer relationship intangible asset	1,398	(780)	618	1,348	(631)	717
Non-compete agreement	163	(25)	138	—	—	—
Other intangible assets	255	(62)	193	—	—	—

Total	$52,380	$(34,002)	$18,378	$46,754	$(31,415)	$15,339

NOTE 11 – OTHER REAL ESTATE OWNED

Other real estate owned is included in Other assets on the Company’s consolidated balance sheet. Other real estate owned, segregated into non-covered and covered properties, consists of the following for the periods indicated. For further discussion of loss share coverage periods applicable to the covered foreclosed assets, see Note 8 to these consolidated financial statements.

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Real estate owned acquired by foreclosure	$25,135	$39,571	$64,706	$28,072	$60,474	$88,546
Real estate acquired for development or resale	18,586	—	18,586	9,206	—	9,206
Other foreclosed property	216	971	1,187	93	1,328	1,421

Total	$43,937	$40,542	$84,479	$37,371	$61,802	$99,173

NOTE 12 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

Information pertaining to outstanding derivative instruments is as follows:

(Dollars in thousands)	Balance Sheet Location	Asset Derivatives Fair Value		Balance Sheet Location	Liability Derivatives Fair Value
		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$14,653	$10,621	Other liabilities	$14,653	$10,620
Forward sales contracts	Other assets	2,414	1,468	Other liabilities	4,163	287
Written and purchased options	Other assets	23,224	17,987	Other liabilities	18,752	15,828

Total derivatives not designated as hedging instruments under ASC Topic 815		40,291	30,076		37,568	26,735

Total		$40,291	$30,076		$37,568	$26,735

		Asset Derivatives Notional Amount			Liability Derivatives Notional Amount
(Dollars in thousands)		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013

Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts		$493,924	$380,303		$493,924	$380,303
Forward sales contracts		3,123	192,876		384,907	45,091
Written and purchased options		375,495	295,425		200,126	199,061

Total derivatives not designated as hedging instruments under ASC Topic 815		872,542	868,604		1,078,957	624,455

Total		$872,542	$868,604		$1,078,957	$624,455

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At June 30, 2014 and December 31, 2013, the Company was required to post $8.7 million and $5.0 million, respectively, in cash as collateral for its derivative transactions, which are included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2014. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set-off collateral promptly upon an event of default of the counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	June 30, 2014
(Dollars in thousands)	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	14,653	—	—	14,653
Written and purchased options	18,645	—	—	18,645

Total derivative assets subject to master netting arrangements	$33,298	$—	$—	$33,298

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	14,653	—	(4,060)	10,593

Total derivative liabilities subject to master netting arrangements	$14,653	$—	$(4,060)	$10,593

	December 31, 2013
(Dollars in thousands)	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet

		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	10,621	—	—	10,621
Written and purchased options	15,801	—	—	15,801

Total derivative assets subject to master netting arrangements	$26,422	$—	$—	$26,422

Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	10,620	—	(5,419)	5,201

Total derivative liabilities subject to master netting arrangements	$10,620	$—	$(5,419)	$5,201

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the six months ended June 30, 2014 and 2013, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2014, the fair value of derivatives that will mature within the next twelve months is $0.3 million. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At June 30, 2014 and 2013, and for the three and six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of June 30			For the Three Months Ended June 30
(Dollars in thousands)	2014	2013		2014	2013		2014	2013
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	Other income (expense)	$—	$32	Other income (expense)	$—	$—

Total	$—	$—		$—	$32		$—	$—

	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of June 30			For the Six Months Ended June 30
(Dollars in thousands)	2014	2013		2014	2013		2014	2013
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	Other income (expense)	$—	$(392)	Other income (expense)	$—	$—

Total	$—	$—		$—	$(392)		$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)		2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments under ASC Topic 815
Interest rate contracts	Other income (expense)	$1,027	$471	1,565	688
Forward sales contracts	Mortgage Income	(859)	8,320	(3,864)	5,408
Written and purchased options	Mortgage Income	(205)	(4,815)	1,628	(3,730)

Total		$(37)	$3,976	$(671)	$2,366

NOTE 13 – SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Income

The following is a summary of the tax effects of each component of other comprehensive income for the periods indicated:

	Three Months Ended June 30, 2014
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding gains arising during the period	$16,730	$(5,856)	$10,874
Less: reclassification adjustment for gains included in net income	(8)	3	(5)

Net unrealized gains	16,722	(5,853)	10,869

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$—	$—	$—
Less: reclassification adjustment for losses (gains) included in net income	—	—	—

Fair value of derivative instruments designated as cash flow hedges	—	—	—

Total other comprehensive income	$16,722	$(5,853)	$10,869

	Three Months Ended June 30, 2013
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding losses arising during the period	$(42,303)	$14,806	$(27,497)
Less: reclassification adjustment for losses included in net income	66	(23)	43

Net unrealized losses	(42,237)	14,783	(27,454)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$(1,121)	$392	$(729)
Less: reclassification adjustment for gains included in net income	(33)	12	(21)

Fair value of derivative instruments designated as cash flow hedges	(1,154)	404	(750)

Total other comprehensive loss	$(43,391)	$15,187	$(28,204)

	Six Months Ended June 30, 2014
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized loss on securities:
Unrealized holding gains arising during the period	$32,618	$(11,416)	$21,202
Less: reclassification adjustment for gains included in net income	(27)	9	(18)

Net unrealized gains	32,591	(11,407)	21,184

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$—	$—	$—
Less: reclassification adjustment for losses (gains) included in net income	—	—	—

Fair value of derivative instruments designated as cash flow hedges	—	—	—

Total other comprehensive income	$32,591	$(11,407)	$21,184

	Six Months Ended June 30, 2013
(Dollars in thousands)	Before Tax	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gain on securities:
Unrealized holding losses arising during the period	$(44,297)	$15,504	$(28,793)
Less: reclassification adjustment for gains included in net income	(2,261)	791	(1,470)

Net unrealized losses	(46,558)	16,295	(30,263)

Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$952	$(333)	$619
Less: reclassification adjustment for losses included in net income	392	(137)	255

Fair value of derivative instruments designated as cash flow hedges	1,344	(470)	874

Total other comprehensive loss	$(45,214)	$15,825	$(29,389)

NOTE 14 – CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Company and IBERIABANK are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and IBERIABANK must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and IBERIABANK to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2014 and December 31, 2013, that the Company and IBERIABANK met all capital adequacy requirements to which they are subject.

As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. The Company’s and IBERIABANK’s actual capital amounts and ratios as of June 30, 2014 and December 31, 2013 are presented in the following table.

	June 30, 2014
	Minimum		Well Capitalized				Actual
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Leverage
Consolidated	$539,674	4.00%	$	N/A	N/A	%	$1,353,676	10.03%
IBERIABANK	537,718	4.00		672,147	5.00		1,196,630	8.90

Tier 1 risk-based capital
Consolidated	$481,972	4.00%	$	N/A	N/A	%	$1,353,676	11.23%
IBERIABANK	480,157	4.00		720,236	6.00		1,196,630	9.97

Total risk-based capital
Consolidated	$963,943	8.00%	$	N/A	N/A	%	$1,498,467	12.44%
IBERIABANK	960,315	8.00		1,200,393	10.00		1,341,421	11.17

	December 31, 2013
	Minimum		Well Capitalized				Actual
	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Leverage
Consolidated	$507,760	4.00%	$	N/A	N/A	%	$1,231,886	9.70%
IBERIABANK	505,723	4.00		632,154	5.00		1,069,783	8.46

Tier 1 risk-based capital
Consolidated	$426,002	4.00%	$	N/A	N/A	%	$1,231,886	11.57%
IBERIABANK	424,578	4.00		636,868	6.00		1,069,783	10.08

Total risk-based capital
Consolidated	$852,005	8.00%	$	N/A	N/A	%	$1,365,280	12.82%
IBERIABANK	849,157	8.00		1,061,446	10.00		1,202,738	11.33

NOTE 15 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. During the six months ended June 30, 2014 and 2013, the Company did not have any equity awards that were settled in cash.

Stock option awards

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At June 30, 2014, future option or restricted stock awards of 1,033,625 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the three-month and six-month periods ended June 30:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Compensation expense related to stock options	$518	$533	$1,037	$1,066
Income tax benefit related to stock options	182	187	363	374
Impact on basic earnings per share	0.01	0.01	0.02	0.02
Impact on diluted earnings per share	0.01	0.01	0.02	0.02

The Company reported $0.9 million and $0.4 million of excess tax benefits as financing cash inflows during the six months ended June 30, 2014 and 2013, respectively, related to the exercise and vesting of stock options. Net cash proceeds from the exercise of stock options were $9.2 million and $4.2 million for the six months ended June 30, 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The following weighted-average assumptions were used for option awards outstanding during the six-month periods ended June 30:

	2014	2013
Expected dividends	2.1%	2.6%
Expected volatility	35.8%	34.8%
Risk-free interest rate	2.3%	1.7%
Expected term (in years)	7.5	8.6
Weighted-average grant-date fair value	$21.23	$15.37

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At June 30, 2014, there was $4.2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5.3 years.

The following table represents the activity related to stock options during the periods indicated.

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options, December 31, 2012	1,236,075	$51.48
Granted	75,722	52.36
Exercised	(116,324)	36.43
Forfeited or expired	(31,270)	55.39

Outstanding options, June 30, 2013	1,164,203	$52.94	4.9 Years
Exercisable options, June 30, 2013	774,446	52.73	3.4 Years

Outstanding options, December 31, 2013	1,072,829	$53.47
Granted	75,956	65.23
Exercised	(196,734)	47.98
Forfeited or expired	(8,577)	64.82

Outstanding options, June 30, 2014	943,474	$55.46	5.3 Years
Exercisable options, June 30, 2014	614,361	55.37	3.8 Years

At June 30, 2014, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $13.3 million and $8.9 million, respectively. Total intrinsic value of options exercised was $3.5 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.

Restricted stock awards

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of June 30, 2014 and 2013, unearned share-based compensation associated with these awards totaled $24.8 million and $25.4 million, respectively.

The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock grants:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Compensation expense related to restricted stock	$2,569	$2,216	$4,885	$4,195

The following table represents unvested restricted stock award activity for the six months ended June 30:

	2014	2013
Balance at beginning of period	523,756	538,202
Granted	141,377	164,151
Forfeited	(9,631)	(26,866)
Earned and issued	(140,616)	(123,328)

Balance at end of period	514,886	552,159

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Compensation expense related to phantom stock	$1,022	$1,112	$3,073	$1,811

The following table represents phantom stock award activity during the periods indicated.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents (1)
Balance, December 31, 2012	318,729	16,035	334,764	$16,444,000
Granted	163,498	5,899	169,397	9,081,000
Forfeited share equivalents	(15,121)	(641)	(15,762)	(845,000)
Vested share equivalents	(40,185)	(2,876)	(43,061)	(2,156,000)

Balance, June 30, 2013	426,921	18,417	445,338	$23,875,000

Balance, December 31, 2013	417,238	22,351	439,589	$27,628,000
Granted	105,043	4,626	109,669	7,588,000
Forfeited share equivalents	(12,656)	(1,424)	(14,080)	(974,000)
Vested share equivalents	(60,970)	(5,724)	(66,694)	(4,451,000)

Balance, June 30, 2014	448,655	19,829	468,484	$32,414,000

(1)	Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $69.19 and $53.61 on June 30, 2014 and 2013, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by other parties represents the contractual amount of the financial instruments. At June 30, 2014, and December 31, 2013, the fair value of guarantees under commercial and standby letters of credit was $1.2 million and $1.1 million, respectively. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheets of the Company. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.

At June 30, 2014 and December 31, 2013, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	June 30 2014	December 31 2013
Commitments to grant loans	$334,186	$221,627
Unfunded commitments under lines of credit	3,534,055	3,326,448
Commercial and standby letters of credit	124,870	105,026
Reserve for unfunded lending commitments	11,260	11,147

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

NOTE 17 – FAIR VALUE MEASUREMENTS

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$178,380	$170,527	$7,853	$97,273	$96,875	$398

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statement of comprehensive income for the three-month and six-month periods ended June 30, 2014 totaled $3.6 million and $5.6 million, respectively. There were no net gains or losses recorded in mortgage income for the corresponding periods ended June 30, 2013 resulting from the change in fair value of loans accounted for under the fair value option. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

Items measured at fair value on a recurring basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

(Dollars in thousands)	June 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale securities	$—	$2,008,953	$—	$2,008,953
Mortgage loans held for sale	—	178,380	—	178,380
Derivative instruments	—	40,291	—	40,291

Total	$—	$2,227,624	$—	$2,227,624

Liabilities
Derivative instruments	—	37,568	—	37,568

Total	$—	$37,568	$—	$37,568

	December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale securities	$15,496	$1,921,301	$—	$1,936,797
Mortgage loans held for sale	—	97,273	—	97,273
Derivative instruments	—	30,076	—	30,076

Total	$15,496	$2,048,650	$—	$2,064,146

Liabilities
Derivative instruments	—	26,735	—	26,735

Total	$—	$26,735	$—	$26,735

Available for sale securities with a market value of $15.1 million at June 30, 2014 were transferred from the Level 1 to Level 2 fair value category in the table above. The security was issued by Fannie Mae and was included in the Level 1 category at December 31, 2013 based on a recent trade price in the open market.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) during 2014 related to assets and liabilities measured at fair value on a recurring basis are reported in non-interest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$3,410	$—
Change in unrealized gains (losses) relating to assets still held at June 30, 2014	—	21,184

Items measured at fair value on a non-recurring basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(Dollars in thousands)	June 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$2,045	$—	$2,045
Mortgage loans held for sale	—	200	—	200
OREO	—	10,407	—	10,407

Total	$—	$12,452	$—	$12,452

(Dollars in thousands)	December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$3,070	$—	$3,070
Mortgage loans held for sale	—	11,876	—	11,876
OREO	—	14,598	—	14,598

Total	$—	$29,544	$—	$29,544

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

In accordance with the provisions of ASC Topic 310-30, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $2.2 million and $4.1 million were recorded at their fair value at June 30, 2014 and December 31, 2013, respectively. These loans include a reserve of $0.2 million and $1.0 million included in the Company’s allowance for credit losses at June 30, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, the Company announced plans to close ten branches as part of its business strategy. In addition, during the second quarter of 2014, the Company closed 9 branches as part of its acquisition of Teche. The Company notified customers of these branches and received the required regulatory approvals to proceed with closure. The Company reviewed the carrying amount of the owned properties and concluded carrying amounts exceeded the fair value of certain branches at that date. Fair value of the branches was based on a third-party broker opinion of value using both a comparable sales and cash flow approach. The Company did not modify the third-party pricing information for unobservable inputs. As a result, the Company recorded impairment losses in other non-interest expense in its consolidated statements of comprehensive income for the year ended December 31, 2013 and the six months ended June 30, 2014. After the impairment losses, the carrying value of the branches was $3.9 million and $5.1 million at June 30, 2014 and December 31, 2013, respectively, and is included in OREO (as real estate acquired for development or resale) on the Company’s consolidated balance sheet.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2014 and December 31, 2013.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at June 30, 2014 and December 31, 2013, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at June 30, 2014 and December 31, 2013 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices, a Level 2 measurement. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest approximates fair value because of the short maturity of these financial instruments.

FDIC Loss Share Receivable

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at June 30, 2014 and December 31, 2013 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At June 30, 2014 and December 31, 2013, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$668,570	$668,570	$391,396	$391,396
Investment securities	2,141,198	2,143,016	2,090,906	2,089,363
Loans and loans held for sale	11,076,907	11,006,250	9,620,461	9,724,432
FDIC loss share receivable	120,532	21,965	162,312	21,918
Derivative instruments	40,291	40,291	30,076	30,076
Accrued interest receivable	36,043	36,043	32,143	32,143

Financial Liabilities
Deposits	$11,981,183	$11,749,790	$10,737,000	$10,226,573
Short-term borrowings	1,034,741	1,034,741	680,344	680,344
Long-term debt	365,747	336,326	280,699	235,503
Derivative instruments	37,568	37,568	26,735	26,735
Accrued interest payable	7,552	7,552	6,102	6,102

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 19 – BUSINESS SEGMENTS

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

	Three Months Ended June 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$117,544	$1,676	$—	$119,220
Interest expense	9,764	477	—	10,241

Net interest income	107,780	1,199	—	108,979
(Reversal of) Provision for loan losses	4,764	(16)	—	4,748
Mortgage income	88	17,869	—	17,957
Title income	—	—	5,262	5,262
Other non-interest income	24,757	(13)	—	24,744
Core deposit intangible amortization	1,185	—	—	1,185
Allocated expenses	(3,595)	2,544	1,051	—
Other non-interest expenses	110,355	11,635	4,200	126,190

Income before income taxes	19,916	4,892	11	24,819
Income tax expense	4,339	1,923	9	6,271

Net income	$15,577	$2,969	$2	$18,548

Total loans and loans held for sale	$10,875,895	$201,012	$—	$11,076,907
Total assets	15,067,545	232,403	25,094	15,325,042
Total deposits	11,976,403	4,780	—	11,981,183
Average assets	13,832,987	183,838	24,737	14,041,562

	Three Months Ended June 30, 2013
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$106,668	$1,495	$14	$108,177
Interest expense	11,106	589	—	11,695

Net interest income	95,562	906	14	96,482
Provision for loan losses	1,807	—	—	1,807
Mortgage income	(2)	17,710	—	17,708
Title income	—	—	5,696	5,696
Other non-interest income	19,084	1	—	19,085
Core deposit intangible amortization	1,125	—	—	1,125
Allocated expenses	(882)	649	233	—
Other non-interest expenses	97,435	14,469	4,332	116,236

Income before income taxes	15,159	3,499	1,145	19,803
Income tax expense	2,389	1,374	450	4,213

Net income	$12,770	$2,125	$695	$15,590

Total loans and loans held for sale	$8,889,618	$175,449	$—	$9,065,068
Total assets	12,592,635	205,069	25,799	12,823,503
Total deposits	10,638,853	2,865	—	10,641,718
Average assets	12,650,402	205,677	25,472	12,881,551

	Six Months Ended June 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$230,692	$2,758	$1	$233,451
Interest expense	19,367	698	—	20,065

Net interest income	211,325	2,060	1	213,386
(Reversal of) Provision for loan losses	6,860	(9)	—	6,851
Mortgage income	85	28,004	—	28,089
Title income	—	—	9,429	9,429
Other non-interest income	46,150	(24)	—	46,126
Core deposit intangible amortization	2,350	—	—	2,350
Allocated expenses	(6,725)	4,735	1,990	—
Other non-interest expenses	202,429	21,934	8,089	232,452

Income (loss) before income taxes	52,646	3,380	(649)	55,377
Income tax expense (benefit)	13,343	1,335	(244)	14,434

Net income (loss)	$39,303	$2,045	$(405)	$40,943

Total loans and loans held for sale	$10,875,895	$201,012	$—	$11,076,907
Total assets	15,067,545	232,403	25,094	15,325,042
Total deposits	11,976,403	4,780	—	11,981,183
Average assets	13,517,696	161,571	24,854	13,704,121

	Six Months Ended June 30, 2013
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$211,595	$2,969	$29	$214,593
Interest expense	24,055	1,184	—	25,239

Net interest income	187,540	1,785	29	189,354
(Reversal of) Provision for loan losses	(1,548)	(21)	—	(1,569)
Mortgage income	(3)	36,642	—	36,639
Title income	—	—	10,717	10,717
Other non-interest income	39,628	(4)	—	39,624
Core deposit intangible amortization	2,250	—	—	2,250
Allocated expenses	(1,745)	1,280	465	—
Other non-interest expenses	224,476	26,926	8,607	260,009

Income before income taxes	3,732	10,238	1,674	15,644
Income tax expense (benefit)	(5,343)	4,019	661	(663)

Net income	$9,075	$6,219	$1,013	$16,307

Total loans and loans held for sale	$8,889,619	$175,449	$—	$9,065,068
Total assets	12,592,635	205,069	25,799	12,823,503
Total deposits	10,638,853	2,865	—	10,641,718
Average assets	12,740,709	211,923	25,113	12,977,745

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of June 30, 2014 and updates the Form 10-K for the year ended December 31, 2013. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2014 compared to December 31, 2013 for the balance sheets and the three months and six months ended June 30, 2014 compared to June 30, 2013 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

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

EXECUTIVE OVERVIEW

The Company offers commercial and retail banking products and services to customers in locations in six states through its subsidiary, IBERIABANK. The Company also operates mortgage production offices in 12 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners L.L.C. (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC and IB Aircraft Holdings, LLC own aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management, Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, L.L.C. (“CDE”) is engaged in the purchase of tax credits.

The Company’s focus is that of a high performing institution. Management believes that improvement in core earnings drives shareholder value, and the Company has adopted a mission statement that is designed to provide guidance for our management, associates and Board of Directors regarding the sense of purpose and direction of the Company. In 2013, the Company reviewed its long-term financial and strategic goals in light of changes affecting the banking industry, including evolving economic conditions, a change in regulatory environment, and interest rate fluctuations. The Company strives to improve long-term shareholder returns by setting challenging financial goals and executing to achieve these goals in consideration of the current and anticipated operating and regulatory environment. We are shareholder- and client-focused, expect high performance from our associates, believe in a strong sense of community and strive to make the Company a great place to work.

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

Thus far in 2014, the Company continued to experience growth in many income statement and balance sheet metrics, including net interest income, net income, loans, deposits, and shareholders’ equity. For the first two quarters of 2014, net interest income grew $24.0 million, or 12.7%, while non-interest income decreased $3.3 million, or 3.8%, from the same six-month period of 2013. Non-covered loans grew by $1.5 billion, or 17.6%, during the first six months of 2014 to $10.3 billion at June 30, 2014, partially a result of acquired loans of $1.1 billion, while covered loans decreased by $134.4 million, or 18.7%. The mix of deposits continued a shift to non-interest-bearing, which represented 25.4% of total deposits at June 30, 2014, up from 24.0% at December 31, 2013. In 2014, the Company believes its liquidity, both on balance sheet and off balance sheet, continued to be favorable. The Company had cash of $668.6 million at June 30, 2014, and the Company has funding availability from the Federal Home Loan Bank (the “FHLB”) and correspondent bank lines to continue to meet cash flow needs. Additionally, its capital ratios were in excess of “well capitalized” from a regulatory perspective and its primary risk measures remained favorable. All of these factors allow the Company to maintain its strategic positioning within the challenging banking environment, provide a strong base from which to continue to grow its balance sheet, and remain positioned to provide currently anticipated increases in shareholder value throughout 2014.

Non-interest income decreased $3.3 million, or 3.8%, to $83.6 million for the first six months of 2014, as the Company’s mortgage origination and title businesses both had a slowdown in activity, as mortgage sales volume decreased 45.2% from the six-month period of 2013, which led to an $8.6 million decrease in mortgage income. Title income was $9.4 million, down 12.0% when compared to 2013. However, non-interest income from the Company’s investment in its trust and wealth management businesses continued to increase, as brokerage commissions increased 28.8% over the first six months of 2013.

In the first two quarters of 2014, non-interest expense decreased 10.5% from the same period of 2013. On a basis consistent with generally accepted accounting principles (“GAAP”), non-interest expenses for the six months ended June 30, 2014 were $234.8 million, $27.5 million lower than the first two quarters of 2013. The largest component of the decrease was a $31.0 million decrease in impairment of the Company’s FDIC loss share receivables recorded between the two periods. In addition to the impairment, the Company incurred $2.3 million in debt prepayment penalties that also contributed to the higher non-interest expenses in 2013. Non-interest expense, excluding the impairment and other non-operating items (“non-GAAP”, see table 2 below) totaled $215.9 million thus far in 2014, a decrease of $4.3 million versus the prior year. The decrease in operating non-interest expense was a result of lower employee-related expenses as the Company has improved its overall operating efficiency.

The provision for loan losses increased $8.4 million during the first six months of 2014 when compared to the same 2013 period, due primarily to organic loan growth during the period, but was partially offset by an improvement in asset quality in the legacy portfolio over the past 12 months.

Net income available to common shareholders for the six months ended June 30, 2014 increased $24.6 million to $1.35 per diluted share. Operating earnings (non-GAAP) for the first two quarters of 2014 increased $9.5 million to $51.6 million, or $1.70 on a per share basis.

Acquisition Activity

Over the past 14 years, the Company’s growth has included growth from targeted acquisitions the Company determined would provide additional value to existing shareholders and be a strong strategic fit with the Company.

In the first quarter of 2014, the Company completed the acquisition of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank (“Trust One-Memphis”), which expanded the Company’s presence in the Memphis market. During the second quarter of 2014, the Company also completed the acquisitions of Teche Holding Company (“Teche”) and its subsidiary bank, Teche Federal Bank, based in New Iberia, Louisiana, and First Private Holdings, Inc. (“First Private”), the holding company of Dallas, Texas-based First Private Bank of Texas. The Teche acquisition expanded the Company’s presence in the Acadiana region of Louisiana through the acquisition of 20 branches in the area, while the First Private acquisitions expanded the Company’s presence into the Dallas, Texas market.

A summary of the major categories of assets acquired and liabilities assumed (all recorded at preliminary fair value at the time of acquisition), as well as the goodwill created, in the three acquisitions is shown in the following table.

TABLE 1 – SUMMARY OF CURRENT PERIOD ACQUISITIONS (1)

(Dollars in thousands)	Trust One -Memphis	Teche	First Private	Total
Assets
Cash	$92,060	$71,606	$26,621	$190,287
Investment securities	—	25,169	19,110	44,279
Loans	86,889	699,950	298,632	1,085,471
Other real estate owned	1,325	329	—	1,654
Core deposit intangible	2,597	2,055	506	5,158
Goodwill	8,814	84,432	28,660	121,906
Other assets	368	58,626	4,084	63,078

Total assets	$192,053	$942,167	$377,613	$1,511,833
Liabilities
Non-interest-bearing deposits	$26,373	$118,256	$50,333	$194,962
Interest-bearing deposits	164,942	521,348	261,933	948,223
Borrowings	—	140,532	6,451	146,983
Other liabilities	738	5,291	256	6,285

Total liabilities	$192,053	$785,427	$318,973	$1,296,453

(1)	Assets and liabilities in this table were recorded at fair value at the time of acquisition. Fair values are preliminary and subject to change. See Note 4 of the unaudited consolidated financial statements for additional information.

The Company believes these acquisitions, as well as a continued focus on high quality organic growth, improvements in efficiency, and development of fee-based businesses, will allow the Company to achieve its long-term objectives throughout 2014 and continue to improve long-term shareholder value.

FINANCIAL OVERVIEW

The Company’s net income available to common shareholders for the second quarter of 2014 totaled $18.5 million, or $0.60 per diluted share, compared to $15.6 million, or $0.53 per diluted share, for the same three-month period of 2013. On an operating basis (non-GAAP), per share earnings were $0.96 per share, up $0.27 from the $0.69 in operating earnings per share in 2013. On a year-to-date basis, net income of $40.9 million, or $1.35 per diluted share, was $24.6 million higher than the six-month period ended June 30, 2013. Primary drivers of the increase in earnings over the prior year include earning asset growth (both organic and through acquisitions) and a decrease in non-interest expenses. Key components of the Company’s performance during the second quarter and first six months of 2014 are summarized below.

•	Net interest income increased $12.5 million, or 13.0%, in the second quarter of 2014 when compared to 2013, and $24.0 million, or 12.7%, on a year-to-date basis. The quarter-to-date increase was attributable to an $11.0 million increase in interest income and a $1.5 million, or 12.4%, decrease in interest expense. Compared to the second quarter of 2013, the Company’s net interest margin on a tax-equivalent basis increased to 3.38% from 3.29% due to changes in the volume and mix of the Company’s assets and liabilities as well as deposit rate decreases driven by repricing opportunities over the past 12 months. Similarly, year-to-date interest income increased $18.9 million, or 8.8%, while interest expense decreased $5.2 million, or 20.5%. Interest income was positively affected by a $686.3 million increase in year-to-date average earning assets since June 30, 2013. The net loan yield, however, decreased 11 basis points and was negatively impacted by a 79 basis point decrease in the net covered loan yield driven by additional amortization on the loss share receivables.

•	Non-interest income totaled $48.0 million in the second quarter of 2014, an increase of $5.5 million, or 12.9%, when compared to the second quarter of 2013. For the first six months of 2014, non-interest income decreased 3.8%, or $3.3 million. However, the Company had a $2.1 million increase in broker commissions, as well as an increase of $1.3 million in service charges that partially offset the mortgage income decrease between the two periods. Also positively affecting non-interest income during the first six months of 2014 was a $1.5 million increase in income from bank-owned life insurance, the result of additional income received from the payment of two life insurance policies in the current period.

•	Non-interest expense for the first six months of 2014 decreased $27.5 million from the same period of 2013 and was attributable primarily to the $31.8 million impairment charge recorded during the first quarter of 2013. For the second quarter of 2014, non-interest expenses were $10.0 million higher than the second quarter of 2013, primarily a result of $10.4 million in merger-related expenses. Excluding certain non-operating expenses, non-interest expenses during the three- and six-month periods of 2014 decreased primarily as a result of lower salary and employee benefit costs, net occupancy and equipment, and marketing expenses.

•	The Company recorded a provision for loan losses of $6.9 million thus far in 2014 (including $4.7 million in the second quarter of 2014), $8.4 million above the provision recorded in the first two quarters of 2013. The provision in 2014 was impacted by loan growth during the period, but was tempered by an overall improvement in the Company’s asset quality, especially in its non-covered, non-acquired loan portfolio. The improvement in asset quality from December 31, 2013 has partially offset the need for a higher allowance for loan losses as a result of loan growth thus far in 2014. As of June 30, 2014, the allowance for loan losses as a percent of total loans was 1.23%, compared to 1.51% at December 31, 2013, and was 63.7% of non-performing loans at June 30, 2014, compared to 52.5% at the end of 2013.

•	The Company paid a quarterly cash dividend of $0.34 per common share in the second quarter of 2014 and $0.68 for the year-to-date period. These amounts were consistent with the quarterly dividends paid for the same periods in 2013.

•	Total assets at June 30, 2014 were $15.3 billion, up $2.0 billion, or 14.7%, from December 31, 2013. Acquired assets of $1.5 billion and legacy loan growth of $546.4 million, or 6.6%, across many of the Company’s markets drove the increase in total assets. A $134.4 million decreases in covered loans since the end of 2013 partially offset these increases. The Company’s FDIC loss share receivables also decreased $41.8 million, or 25.7%, since December 31, 2013, due primarily to amortization and cash receipts from the FDIC.

•	Total loans at June 30, 2014 were $10.9 billion, an increase of $1.4 billion, or 14.8%, from $9.5 billion at December 31, 2013. As noted above, loan growth during the first six months of 2014 was driven by a 17.6% increase in non-covered loans. Of the $1.5 billion in non-covered loan growth, the Company acquired $1.1 billion in loans from Teche, First Private, and Trust One-Memphis, and had organic growth of $546.4 million. Covered loans decreased 18.7% from December 31, 2013, as covered loans were paid down or charged-off and submitted for reimbursement.

•	Total customer deposits increased $1.2 billion, or 11.6%, to $12.0 billion at June 30, 2014. The Company acquired $1.1 billion in total deposits from Teche, First Private, and Trust One-Memphis, and had deposit growth of $94.7 million excluding these acquired deposits thus far in 2014. Non-interest-bearing deposits increased $471.4 million, or 18.3%, while interest-bearing deposits increased $772.7 million, or 9.5%. Excluding acquired deposits, the Company’s non-interest-bearing deposits increased $270.2 million while interest-bearing deposits decreased $175.5 million. This decrease was primarily the result of decrease in interest-bearing checking deposits from December 31, 2013. Although deposit competition remained intense, the Company was able to generate growth across many of its deposit products. Organic deposit growth was driven by growth in the Company’s Little Rock, Arkansas, Southwest Louisiana, and Acadiana (Louisiana) markets.

•	Shareholders’ equity increased $268.3 million, or 17.5%, from year-end 2013. The increase was primarily driven by 3.3 million common shares issued in the Teche and First Private acquisitions, which resulted in additional equity of $214.7 million, as well as undistributed net income of $19.4 million and a $21.2 million increase in other comprehensive income, a result of the change in the unrealized gain in the Company’s available for sale investment portfolio at the end of the second quarter of 2014.

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

TABLE 2 - RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended June 30
	2014			2013
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (loss) (GAAP)	$24,819	$18,548	$0.60	$19,803	$15,590	$0.53
Non-interest expense adjustments
Merger-related expenses	10,419	6,840	0.22	—	—	—
Severance expenses	5,466	3,553	0.11	1,670	1,086	0.04
Storm-related expenses	4	3	—	—	—	—
Gain (Loss) on sale of long-lived assets, net of impairment	1,241	807	0.03	4,618	3,002	0.10
Provision for FDIC clawback liability	—	—	—	130	84	—
Occupancy expenses and branch closure expenses	14	9	—	306	199	0.01
Termination of debit card rewards program	—	—	—	450	293	0.01
Professional expenses and litigation settlement	—	—	—	150	97	—
Non-interest income adjustments
Loss (Gain) on sale of investments	(8)	(5)	—	57	37	—
Other non-interest income	(1)	(1)	—	—	—	—

Operating earnings (non-GAAP)	41,954	29,754	0.96	27,184	20,388	0.69
Covered and acquired (reversal of) provision for loan losses	1,744	1,134	0.04	(1,609)	(1,046)	(0.03)
Other provision for loan losses	3,004	1,953	0.06	3,416	2,221	0.07

Pre-provision operating earnings (non-GAAP)	$46,702	$32,841	$1.06	$28,991	$21,563	$0.73

(1)	Per share amounts may not appear to foot due to rounding.

	Six Months Ended June 30
	2014			2013
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (loss) (GAAP)	$55,377	$40,943	$1.35	$15,644	$16,307	$0.55
Non-interest expense adjustments
Merger-related expenses	11,386	7,469	0.25	157	102	—
Severance expenses	5,586	3,631	0.12	1,767	1,149	0.04
Storm-related expenses	188	122	—	—	—	—
Gain (Loss) on sale of long-lived assets, net of impairment	1,782	1,158	0.04	31,813	20,678	0.70
Provision for FDIC clawback liability	—	—	—	130	84	—
Debt prepayment	—	—	—	2,307	1,500	0.05
Occupancy expenses and branch closure expenses	31	20	—	5,299	3,445	0.12
Termination of debit card rewards program	(22)	(15)	—	450	293	0.01
Professional expenses and litigation settlement	—	—	—	150	97	—
Non-interest income adjustments
Loss (Gain) on sale of investments	(27)	(18)	—	(2,302)	(1,496)	(0.05)
Other noninterest income	(1,773)	(1,680)	(0.05)	—	—	—

Operating earnings (non-GAAP)	72,528	51,630	1.70	55,415	42,159	1.42
Covered and acquired (reversal of) provision for loan losses	1,852	1,204	0.04	(984)	(640)	(0.02)
Other (reversal of) provision for loan losses	4,999	3,249	0.11	(585)	(380)	(0.01)

Pre-provision operating earnings (non-GAAP)	$79,379	$56,083	$1.85	$53,846	$41,139	$1.39

(1)	Per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended June 30
(Dollars in thousands)	2014	2013
Net interest income (GAAP)	$108,979	$96,482
Add: Effect of tax benefit on interest income	2,191	2,396

Net interest income (TE) (Non-GAAP)	$111,170	$98,878

Non-interest income (GAAP)	$47,963	$42,489
Add: Effect of tax benefit on non-interest income	503	485

Non-interest income (TE) (Non-GAAP)	$48,466	$42,974

Non-interest expense (GAAP)	$127,375	$117,361
Less: Intangible amortization expense	(1,244)	(1,181)

Tangible non-interest expense (Non-GAAP)	$126,131	$116,180

Net income (GAAP)	$18,548	$15,590
Add: Effect of intangible amortization, net of tax	808	768

Cash earnings (Non-GAAP)	$19,356	$16,358

Total assets (GAAP)	$15,325,042	$12,823,503
Less: Intangible assets	550,874	427,581

Total tangible assets (Non-GAAP)	$14,774,168	$12,395,922

Average assets (Non-GAAP)	$14,041,562	$12,881,551
Less: Average intangible assets	459,534	428,034

Total average tangible assets (Non-GAAP)	$13,582,028	$12,453,517

Total shareholders’ equity (GAAP)	$1,799,306	$1,504,761
Less: intangible assets	550,874	427,581

Total tangible shareholders’ equity (Non-GAAP)	$1,248,432	$1,077,180

Average shareholders’ equity (Non-GAAP)	$1,632,049	$1,528,606
Less: Average intangible assets	459,534	428,034

Average tangible shareholders’ equity (Non-GAAP)	$1,172,515	$1,100,572

Net income per common share - diluted	$0.60	$0.53
Add: Effect of intangible amortization, net of tax	0.03	0.02

Cash earnings per share - diluted (Non-GAAP)	$0.63	$0.55

Return on average common equity	4.56%	4.09%
Add: Effect of intangibles	2.06	1.87

Return on average tangible common equity (Non-GAAP)	6.62%	5.96%

Efficiency ratio	81.2%	84.5%
Less: Effect of tax benefit related to tax-exempt income	(1.4)	(1.8)

Efficiency ratio (TE) (Non-GAAP)	79.8	82.7
Less: Effect of amortization of intangibles	(0.8)	(0.8)

Tangible efficiency ratio (TE) (Non-GAAP)	79.0%	81.9%

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $12.7 billion during the second quarter of 2014, a $1.1 billion, or 9.6%, increase when compared to the second quarter of 2013. On a year-to-date basis, average earnings assets increased 5.9%, or $686.3 million. The increase from the prior year was primarily the result of the Company’s three acquisitions in 2014 and organic loan and investment security growth during the past twelve months. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $1.4 billion, or 14.8%, to $10.9 billion at June 30, 2014, compared to $9.5 billion at December 31, 2013. The increase was driven by non-covered loan growth of $1.5 billion, or 17.6%, during the first six months of 2014, but was offset by a $134.4 million, or 18.7%, decrease in covered loans. By loan type, the increase was primarily from commercial loan growth of $511.1 million and consumer loan growth of $357.3 million thus far in 2014, 7.4% and 17.5% higher, respectively, than at the end of 2013.

The major categories of loans outstanding at June 30, 2014 and December 31, 2013 are presented in the following tables, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI, Cameron, Florida Gulf, Trust One-Memphis, Teche, and First Private. The carrying amount of the covered loans and loans acquired from these acquisitions consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only or subject to ASC Topic 310-10 (i.e., loans performing at the time of acquisition) as detailed in the following table.

TABLE 3 – SUMMARY OF LOANS

	June 30, 2014
	Commercial		Mortgage		Consumer and Other
(Dollars in thousands)	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$6,523	$—	$28,273	$—	$—	$13,879	$—	$596	$49,271
Performing (1)	287,592	35,902	113,340	—	—	96,189	632	2,512	536,167

Total covered loans	294,115	35,902	141,613	—	—	110,068	632	3,108	585,438
Non-covered loans
Acquired
Impaired (1)	30,799	5,496	1,209	—	—	3,795	—	8	41,307
Performing (1)	492,659	128,130	522,150	—	874	179,892	—	113,344	1,437,049

	523,458	133,626	523,359	—	874	183,687	—	113,352	1,478,356
Legacy loans	3,425,986	2,961,461	403,613	56,039	391,481	1,173,386	65,260	357,507	8,834,733

Total non-covered loans	3,949,444	3,095,087	926,972	56,039	392,355	1,357,073	65,260	470,859	10,313,089

Total loans	$4,243,559	$3,130,989	$1,068,585	$56,039	$392,355	$1,467,141	$65,892	$473,967	$10,898,527

	December 31, 2013
	Commercial		Mortgage		Consumer and Other
	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered loans
Impaired (1)	$14,904	$—	$28,223	$—	$—	$21,768	$—	$1,182	$66,077
Performing (1)	372,428	37,025	125,802	—	—	115,354	679	2,428	653,716

Total covered loans	387,332	37,025	154,025	—	—	137,122	679	3,610	719,793
Non-covered loans
Acquired
Impaired (1)	12,240	30	126	—	25	1,204	—	158	13,783
Performing (1)	332,829	53,007	18,009	—	1,828	52,239	—	12,210	470,122

	345,069	53,037	18,135	—	1,853	53,443	—	12,368	483,905
Legacy loans	3,134,904	2,906,051	404,922	9,450	373,383	1,101,227	63,642	294,742	8,288,321

Total non-covered loans	3,479,973	2,959,088	423,057	9,450	375,236	1,154,670	63,642	307,110	8,772,226

Total loans	$3,867,305	$2,996,113	$577,082	$9,450	$375,236	$1,291,792	$64,321	$310,720	$9,492,019

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

Legacy loans increased $546.4 million, or 6.6%, during the first six months of 2014, with the Houston, Texas, New Orleans, Louisiana, and Baton Rouge, Louisiana markets experiencing the largest organic growth in their loan portfolios. On a market basis, growth in the non-covered portfolio was driven by the Company’s Houston, Texas market, which grew its loan portfolio $138.7 million, or 9.8%, since the end of 2013. Loans in the New Orleans market grew $48.3 million, or 3.6%, while the Baton Rouge market contributed loan growth of $44.8 million, or 6.3%, since December 31, 2013.

The Company’s loan to deposit ratio at June 30, 2014 and December 31, 2013 was 91.0% and 88.4%, respectively. The percentage of fixed rate loans to total loans increased slightly from 50.3% at the end of 2013 to 51.5% at June 30, 2014.

Commercial Loans

Total commercial loans increased $511.1 million, or 7.4%, from December 31, 2013, with $605.5 million, or 9.4%, in non-covered loan growth and a decrease in covered commercial loans of $94.3 million, or 22.2%. During the first six months of 2014, the Company’s acquired commercial loans increased $259.0 million on a net basis (acquired commercial loans from Teche, First Private and Trust One-Memphis were offset partially by loan payments and charge-offs), while legacy commercial loan growth during the first six months of 2014 totaled $346.5 million. The Company continued to attract and retain commercial customers in 2014 as commercial loans were 67.7% of the total loan portfolio at June 30, 2014. Unfunded commitments on commercial loans were $2.6 billion at June 30, 2014, a decrease of $47.2 million, or 1.8%, when compared to the end of the prior year.

Commercial real estate loans increased $376.3 million, or 9.7%, during the first six months of 2014, driven by an increase in non-covered commercial real estate loans of $469.5 million, or 13.5%. At June 30, 2014, commercial real estate loans totaled $4.2 billion, or 38.9% of the total loan portfolio, compared to 40.7% at December 31, 2013. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of June 30, 2014, commercial business loans totaled $3.1 billion, or 28.7% of the Company’s total loan portfolio. This represents a $134.9 million, or 4.5%, increase from December 31, 2013. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

The following table details the Company’s commercial loans by state as of the dates indicated.

TABLE 4 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
June 30, 2014
Covered	$—	$282,544	$47,473	$—	$—	$—	$330,017
Non-covered	3,248,270	406,888	815,819	1,479,760	677,424	416,370	7,044,531

Total commercial loans	$3,248,270	$689,432	$863,292	$1,479,760	$677,424	$416,370	$7,374,548
December 31, 2013
Covered	$—	$363,372	$60,985	$—	$—	$—	$424,357
Non-covered	3,035,998	335,858	795,759	1,310,352	634,071	327,023	6,439,061

Total commercial loans	$3,035,998	$699,230	$856,744	$1,310,352	$634,071	$327,023	$6,863,418

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation that permit their sale in the secondary market. Larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. Beginning in the third quarter of 2013, the Company began to invest in loans that would be considered subprime (i.e., generally loans with a FICO score of less than 620) in order to ensure compliance with relevant regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, throughout 2014, albeit up to a limited amount. The Company did not make a significant investment in subprime loans thus far in 2014. At June 30, 2014, the Company had $118.9 million in subprime mortgage loans, an increase of $2.4 million from December 31, 2013.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing-released basis and recognize the associated fee income in earnings rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $538.1 million, or 91.7% compared to December 31, 2013, the result of the private banking originations and acquired mortgage loans. These increases during the first six months of 2014 were offset by decreases in the Company’s covered mortgage loans of $12.4 million, or 8.1%, as existing loans were paid down and most of the new mortgage loan originations were sold.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At June 30, 2014, $2.4 billion, or 22.0%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $2.0 billion, or 21.5%, at the end of 2013. Total consumer loans increased $357.3 million, or 17.5%, from December 31, 2013, with $175.3 million, or 49.1%, of the growth from home equity loans and lines of credit. The remaining growth was split between indirect automobile loans ($17.1 million) and other personal consumer loans ($164.8 million), which includes credit card loans. Of the $357.3 million increase from December 31, 2013, $154.7 million, or 43.3%, was a result of legacy consumer loan growth.

Consistent with 2013, home equity loans comprised the largest component of the Company’s consumer loan portfolio at June 30, 2014. The balance of home equity loans increased $175.3 million during the quarter to $1.5 billion at June 30, 2014. Non-covered home equity loans increased $202.4 million in the first six months of 2014, primarily a result of the Company’s acquisitions, as well as its continued focus on expanding its total consumer portfolio through its additional investment in its consumer business. Unfunded commitments related to home equity loans and lines were $620.3 million at June 30, 2014, an increase of $106.0 million from the end of 2013. The Company has approximately $504.2 million of loans with junior liens where the Company does not hold or service the respective loan holding senior lien. The Company believes it has addressed the risks associated with these loans in its allowance for credit losses.

Indirect automobile loans comprised the second largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in the Company’s indirect automobile loan portfolio associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities the Company serves and through long-term relationships with the Company itself. Indirect automobile loans increased $17.1 million, or 4.6%, from December 31, 2013 to June 30, 2014, and comprised 3.6% of the total loan portfolio.

The Company’s credit card loans totaled $65.9 million at June 30, 2014, an increase of 2.4% from the end of 2013. The increase in credit card loans was the result of additional card usage at the end of the second quarter of 2014. Average credit card balances have increased from $51.5 million in the second quarter of 2013 to $63.4 million for the same period of 2014, a 23.2% increase. Additionally, average balances have increased 2.2% from the fourth quarter of 2013.

The remainder of the consumer loan portfolio at June 30, 2014 consisted of direct automobile loans and other personal consumer loans, and comprised 4.3% of the overall loan portfolio. At the end of the second quarter of 2014, the Company’s direct automobile loans totaled $125.0 million, a $32.3 million increase over December 31, 2013, and the Company’s other personal consumer loans were $348.9 million, a 60.1% increase from December 31, 2013, primarily a result of acquired installment loans and personal lines of credit. Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 6, unscoreable consumer loans have been included with loans with FICO scores below 660. FICO scores reflect scores available as of the dates indicated, which are updated periodically but may not reflect a customer’s FICO score as of the period indicated.

TABLE 5 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
June 30, 2014
Covered	$—	$106,886	$6,922	$—	$—	$—	$113,808
Non-covered	1,065,303	126,965	216,389	110,668	240,646	525,576	2,285,547

Total consumer loans	$1,065,303	$233,851	$223,311	$110,668	$240,646	$525,576	$2,399,355
December 31, 2013
Covered	$—	$132,174	$9,237	$—	$—	$—	$141,411
Non-covered	836,814	101,041	197,104	65,574	205,585	494,540	1,900,658

Total consumer loans	$836,814	$233,215	$206,341	$65,574	$205,585	$494,540	$2,042,069

TABLE 6 – CONSUMER LOANS BY FICO SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
June 30, 2014
Covered	$45,352	$33,665	$62,604	$(27,813)	$113,808
Non-covered	261,832	576,659	1,466,838	(19,782)	2,285,547

Total consumer loans	$307,184	$610,324	$1,529,442	$(47,595)	$2,399,355
December 31, 2013
Covered	$68,333	$35,628	$76,500	$(39,050)	$141,411
Non-covered	345,143	484,927	1,077,692	(7,104)	1,900,658

Total consumer loans	$413,476	$520,555	$1,154,192	$(46,154)	$2,042,069

Mortgage Loans Held for Sale

Loans held for sale increased $49.9 million, or 38.9%, to $178.4 million at June 30, 2014. The increase in the balance from the end of 2013 was a result of an increase in origination activity toward the end of the second quarter. Thus far in 2014, the Company originated and purchased $760.7 million in mortgage loans, offset partially by net sales of $705.7 million and other activity of $5.0 million.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At June 30, 2014, the Company had $3.3 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $1.8 million for potential repurchases at June 30, 2014. However, an insignificant number of loans have been returned to the Company during the current year.

Asset Quality

Over time, the Company’s loan portfolio has transitioned from that of a thrift bank to that of a commercial bank. The Company’s transition brings about the potential for increased risks in the form of potentially higher levels of charge-offs and non-performing assets, as well as increased rewards in the form of potentially increased levels of shareholder returns. As the risks within the Company’s loan portfolio have evolved, management has responded by tightening underwriting guidelines and procedures, implementing more conservative loan charge-off and non-accrual guidelines, revising loan policies, and developing an internal loan review function. As a result of management’s enhancements to underwriting loan risk/return dynamics, the credit quality of the loan portfolio has remained favorable when compared to peers. Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Overall asset quality improved during the first six months of 2014, primarily as a result of decreases in the number and amount of past due loans and non-performing assets. Consistent with prior years, the assets and liabilities purchased and assumed through the Company’s four failed bank acquisitions continue to have a disproportionate impact on overall asset quality. The Company continues to closely monitor the risk-adjusted level of return within the loan portfolio.

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

Non-performing assets excluding acquired loans decreased $4.0 million, or 5.5%, compared to December 31, 2013, as non-accrual loans decreased $9.5 million and accruing loans 90 days or more past due decreased $1.0 million. Offsetting the decreases was a $6.5 million increase in OREO, the result of the movement of former bank properties to OREO at the end of the second quarter of 2014. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs decreased $4.2 million over the past six months.

The following table sets forth the composition of the Company’s non-covered non-performing assets, including accruing loans past due 90 or more days and TDRs, as of June 30, 2014 and December 31, 2013.

TABLE 7 - NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (EXCLUDING ACQUIRED LOANS)

(Dollars in thousands)	June 30, 2014	December 31, 2013	Increase (Decrease)
Non-accrual loans:
Commercial and business banking	$9,871	$24,471	$(14,600)	(59.7)%
Mortgage	13,684	10,237	3,447	33.7
Consumer and credit card	10,632	8,979	1,653	18.4

Total non-accrual loans	34,187	43,687	(9,500)	(21.7)
Accruing loans 90 days or more past due	20	1,075	(1,055)	(98.1)

Total non-performing loans (1)	34,207	44,762	(10,555)	(23.6)
OREO and foreclosed property (2)	34,794	28,272	6,522	23.1

Total non-performing assets (1)	69,001	73,034	(4,033)	(5.5)
Troubled debt restructuring in compliance with modified terms (3)	1,189	1,376	(187)	(13.6)

Total non-performing assets and troubled debt restructurings (1)	$70,190	$74,410	$(4,220)	(5.7)%
Non-performing loans to total loans (1) (4)	0.39%	0.54%
Non-performing assets to total assets (1) (4)	0.53%	0.61%
Non-performing assets and troubled debt restructurings to total assets (1) (4)	0.54%	0.62%
Allowance for credit losses to non-performing loans (4) (5)	239.45%	175.26%
Allowance for credit losses to total loans (4) (5)	0.93%	0.95%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.
(2)	OREO and foreclosed property at June 30, 2014 and December 31, 2013 include $18.6 million and $9.2 million, respectively, of former bank properties held for development or resale.
(3)	Troubled debt restructurings in compliance with modified terms for June 30, 2014 and December 31, 2013 do not include $4.2 million and $18.5 million in troubled debt restructurings included in total non-accrual loans above.
(4)	Total loans, total non-performing loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Non-performing loans were 0.39% of total legacy loans at June 30, 2014, 15 basis points lower than at December 31, 2013. If covered loans and acquired loans accounted for in pools that meet non-performing criteria are included, non-performing loans were 1.92% of total loans at June 30, 2014 and 2.87% at December 31, 2013. The allowance for credit losses as a percentage of non-performing loans was 239.5% at June 30, 2014 and 175.3% at December 31, 2013. Including covered loans and pooled loans, the allowance for credit losses as a percentage of total loans was 1.33% at June 30, 2014 and 1.62% at December 31, 2013.

Non-performing assets as a percentage of total assets have remained at relatively low levels. Total non-performing assets were 0.53% of non-covered, non-acquired assets at June 30, 2014, eight basis points below December 31, 2013. Consistent with the overall improvement in asset quality, the Company’s allowance for credit losses as a percentage of loans, excluding reserves for acquired loans, decreased two basis points from 2013 to 0.93% at June 30, 2014.

Loans defined as TDRs not included in non-performing assets decreased to $1.2 million at the end of the second quarter of 2014. Total legacy TDRs totaled $5.4 million at June 30, 2014, $14.5 million, or 72.8%, lower than at December 31, 2013, driven primarily from the payoff of one relationship totaling $10.4 million at December 31, 2013. There were no additions to TDRs during the first six months of 2014.

The Company had gross charge-offs on non-acquired loans of $5.2 million during the six months ended June 30, 2014. Offsetting these charge-offs were recoveries of $3.4 million. As a result, net charge-offs on non-acquired loans during the first two quarters of 2014 were $1.8 million, or 0.04% of average loans, compared to net charge-offs of $1.0 million, or 0.06%, for the first six months of 2013.

At June 30, 2014, excluding loans covered by the FDIC loss share agreements (see “Covered Loans” below) and acquired loans, the Company had $65.6 million of assets classified as substandard, $2.2 million of assets classified as doubtful, and no assets classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified assets was 0.77% of total loans, compared to 0.99% at December 31, 2013. The decrease in classified assets is consistent with the overall improvement in asset quality since December 31, 2013. As with non-classified assets, a reserve for credit losses has been recorded for all substandard and doubtful loans at June 30, 2014 according to the Company’s allowance for credit losses policy.

In addition to the problem loans described above, excluding covered loans and acquired loans, there were $85.9 million of loans classified as “special mention” at June 30, 2014, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans increased $40.1 million from December 31, 2013 as a result of the movement of a limited number of loans to special mention during the year.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At June 30, 2014, total past due loans excluding covered loans were 1.02% of total loans, a decrease of 23 basis points from December 31, 2013. Including covered loans, loans past due 30 days or more were 2.19% of total loans before discount adjustments at June 30, 2014 and 3.24% at December 31, 2013. Past due non-covered loans (including non-accrual loans) decreased $3.9 million, or 3.5%, from December 31, 2013, and can be attributed to lower levels of both non-accrual loans and loans past due more than 90 days. Additional information on non-covered past due loans is presented in the following table.

TABLE 8 - PAST DUE NON-COVERED LOAN SEGREGATION

	June 30, 2014
	Non-acquired		Acquired		Total
(Dollars in thousands)		% of Outstanding		% of Outstanding		% of Outstanding
	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$10,744	0.12%	$8,151	0.55%	$18,895	0.18%
60-89 days past due	3,238	0.04	3,994	0.27	7,232	0.07
90-119 days past due	—	—	—	—	—	—
120 days past due or more	20	0.00	—	—	20	0.00

	14,002	0.16	12,145	0.82	26,147	0.25
Non-accrual loans (1)	34,187	0.39	45,064	3.05	79,251	0.77

	$48,189	0.55%	$57,209	3.87%	$105,398	1.02%

	December 31, 2013
	Non-acquired		Acquired		Total
(Dollars in thousands)		% of Outstanding		% of Outstanding		% of Outstanding
	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$13,426	0.16%	$3,251	0.67%	$16,677	0.19%
60-89 days past due	7,965	0.10	2,580	0.53	10,545	0.12
90-119 days past due	108	0.00	103	0.02	211	0.00
120 days past due or more	967	0.01	437	0.09	1,404	0.02

	22,466	0.27	6,371	1.32	28,837	0.33
Non-accrual loans (1)	43,687	0.53	36,725	7.59	80,412	0.92

	$66,153	0.80%	$43,096	8.91%	$109,249	1.25%

(1)	For acquired loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

The $3.9 million decrease in non-covered past due loans was the result of a $1.2 million decrease in non-accrual loans, and a $2.7 million decrease in accruing loans past due ($1.1 million of which were loans past due less than 90 days). Commercial non-accrual loans decreased $18.5 million, or 33.1%, while mortgage non-accrual loans increased $9.9 million and consumer non-accrual loans increased $7.4 million since December 31, 2013. The increase in mortgage and consumer non-accrual loans was a result of the placement of past due consumer loans on non-accrual status during the first two quarters of 2014 in response to their continued past due status. As a percentage of outstanding loans, consumer nonaccrual loans were 0.93% of consumer loans at June 30, 2014 and 0.74% at December 31, 2014.

In the non-covered commercial loan portfolio, total accruing loans past due decreased $7.7 million, or 39.7%, from December 31, 2013. Total non-covered mortgage loans past due increased $2.7 million during the first six months of 2014, with 99.7% due less than 90 days and 50.5% past due less than 60 days. At December 31, 2013, those percentages were 64.6% and 36.5%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues.

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

TABLE 9 – PAST DUE COVERED LOAN SEGREGATION

	June 30, 2014		December 31, 2013
(Dollars in thousands)		% of Outstanding		% of Outstanding
	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$4,828	0.71%	$8,474	1.01%
60-89 days past due	1,014	0.15	5,222	0.62
90-119 days past due	648	0.10	579	0.07
120 days past due or more	427	0.06	—	—

Total accruing loans	6,917	1.02	14,275	1.70
Non-accrual loans (1)	129,420	19.06	190,016	22.68

Total past due loans	$136,337	20.08%	$204,291	24.38%

(1)	For covered loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

Total covered loans past due at June 30, 2014 totaled $136.4 million before discounts, a decrease of $68.0 million, or 33.3%, from December 31, 2013. The decrease is consistent with not only the overall decrease in the covered loan portfolio, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due loans at the end of the second quarter of 2014 included $129.4 million in loans that would otherwise meet the Company’s definition of non-accrual loans and $6.9 million in accruing loans past due greater than 30 days. Of the $6.9 million in accruing loans past due, $5.8 million, or 84.5%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Non-performing loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of non-accrual loans) decreased $60.1 million, or 31.5% from December 31, 2013. These decreases were primarily a result of loan payments during the current year.

Of the $626.0 million in covered assets at June 30, 2014, $348.4 million will lose loss share coverage within the next 12 months. The following table provides additional information as of June 30, 2014 on the covered assets losing loss share coverage within the next 12 months. When the coverage period ends, these assets will be included in asset quality information presented in Table 8 above as part of the non-covered acquired loans. Amounts in the table are presented gross of discounts unless otherwise noted.

TABLE 10 – COVERED ASSETS BY LOSS SHARE COVERAGE PERIOD

	Covered Assets
	Non-Single Family Residential Loans (Losing Loss Share Coverage within the next 12 months) (1)	Single Family Residential Loans (Losing Loss Share Coverage 10 years from Date of Acquisition)
(Dollars in thousands)
Loans, net	$315,075	$270,364
Other real estate owned	33,362	7,180
Allowance for loan losses	(42,582)	(17,413)
Nonaccrual loans	$70,668	$58,753
Foreclosed assets	971	—
Other real estate owned	28,762	10,809
Accruing loans more than 90 days past due	183	892

Nonperforming assets	$100,584	$70,454
Total past due loans	$73,994	$62,344
NPAs/(Loans + OREO)	28.87%	25.38%
(Past Dues & Nonaccruals)/Loans	23.48%	23.06%

(1)	$34.2 million of loans are maintaining loss share coverage beyond the next 12 months. $3.1 million of indemnification asset is collectible from the FDIC and OREO transactions beyond the next twelve months.

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

During the first six months of 2014, the Company did not substantively change any material aspect of its overall approach in the determination of the allowance for credit losses and there have been no material changes in assumptions or estimation techniques as compared to December 31, 2013. However, during the second quarter of 2013, the Company modified its methodology for estimating its allowance for credit losses on its non-covered, non-acquired loan portfolio to incorporate practices, processes, and methodologies consistent with the guidance provided in the FRB’s inter-agency policy statement 2006 SR 06-17. The methodology was modified to segregate the reserve for unfunded lending commitments (“RULC”), previously included in the Company’s allowance for loan losses, into a separate liability on the Company’s consolidated balance sheet, and to enhance the previous methodology around loss migration.

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

Acquired Loans

Acquired loans, which include covered loans and certain non-covered loans, represent loans acquired by the Company that are accounted for in accordance with ASC 310-30 and ASC 310-10. See the discussion above for more information.

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

At June 30, 2014, the Company had an allowance for credit losses of $60.0 million and $2.9 million in the covered loan and acquired loan portfolios, respectively, to reserve for probable losses currently in those portfolios that have arisen after the losses estimated at the respective acquisition dates.

Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at June 30, 2014 and December 31, 2013 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.

TABLE 11 - SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	June 30, 2014				June 30, 2013
		Non-covered loans				Non-covered loans
(Dollars in thousands)	Covered Loans	Legacy Loans	Acquired Loans	Total	Covered Loans	Legacy Loans	Acquired Loans	Total
Allowance for loan losses
Balance at beginning of period	$71,175	$67,342	$4,557	$143,074	$168,576	$74,211	$8,816	$251,603
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	(740)	5,078	(1,085)	3,253	(55,060)	(585)	(1,009)	(56,654)
Benefit attributable to FDIC loss share agreements	3,598	—	—	3,598	55,085	—	—	55,085

Net (reversal of) provision for loan losses	2,858	5,078	(1,085)	6,851	25	(585)	(1,009)	(1,569)
(Decrease) Increase in FDIC loss share receivable	(3,598)	—	—	(3,598)	(55,085)	—	—	(55,085)
Transfer of balance to OREO	(5,085)	—	(523)	(5,608)	(16,712)	—	(973)	(17,685)
Transfer of balance to the RUFC	—	—	—	—	—	(9,828)	—	(9,828)
Loan charge-offs	(5,393)	(5,198)	(182)	(10,773)	(2,334)	(4,249)	—	(6,583)
Recoveries	38	3,426	109	3,573	—	2,050	—	2,050

Balance at end of period	59,995	70,648	2,876	133,519	94,470	61,599	6,834	162,903
Reserve for unfunded lending commitments
Balance at beginning of period	—	11,147	—	11,147	—	—	—	—
Transfer of balance from the RUFC	—	—	—	—	—	9,828	—	9,828
Provision for unfunded lending commitments	—	113	—	113	—	514	—	514

Balance at end of period	—	11,260	—	11,260	—	10,342	—	10,342

Allowance for credit losses	$59,995	$81,908	$2,876	$144,779	$94,470	$71,941	$6,834	$173,245

The allowance for credit losses was $144.8 million at June 30, 2014, or 1.33% of total loans, which is $9.4 million lower than at December 31, 2013. The allowance as a percentage of loans was 29 basis points below the 1.62% at December 31, 2013.

The decrease in the allowance was primarily related to a decrease in reserves on the covered and acquired loan portfolios. The allowance for credit losses on the covered portion of the loan portfolio decreased $11.2 million primarily due to a change in expected cash flows on certain of the acquired loan pools during the first quarter of 2014. The reserve was adjusted to cover the expected losses in these pools. On a gross basis, the Company was able to reverse $3.6 million to account for these estimated cash flow changes. The reserve was also reduced by $5.1 million when loan collateral was moved to OREO during the first six months of 2014.

For the non-covered portfolio, the allowance for credit losses on the legacy portfolio increased $3.4 million, or 4.4%, since December 31, 2013. Legacy asset quality improved over the prior year as evidenced by continued lower levels of net charge-offs and past due loans, which offset the additional allowance needed to reserve for legacy loan growth over the past six months. The non-covered allowance for credit losses, however, includes a reserve of $2.9 million for probable losses in the acquired portfolios at June 30, 2014 above estimated expected credit losses at acquisition.

At June 30, 2014 and December 31, 2013, excluding the acquired loan portfolios, the allowance for loan losses covered non-performing loans 2.1 times and 1.5 times, respectively. Including acquired non-covered loans, the allowance for loan losses covered 69.8% of total past due and non-accrual loans at June 30, 2014, an increase compared to the December 31, 2013 coverage of 65.8%.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded $1.0 billion in receivables from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivables decreased $41.8 million, or 25.7%, during the first six months of 2014 as the Company reduced the balances $3.6 million to offset the allowance for credit loss adjustment recorded and $36.3 million as a result of amortization during the first six months of 2014. See Note 8 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.

The following table sets forth the activity in the FDIC loss share receivable asset for the periods indicated.

TABLE 12 - FDIC LOSS SHARE RECEIVABLE ACTIVITY

	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$162,312	$423,069
Change due to (reversal of) credit loss provision recorded on FDIC covered loans	(3,598)	(55,085)
Amortization	(36,273)	(45,831)
Submission of reimbursable losses (recoveries payable to) the FDIC	2,215	(42,043)
Impairment	(804)	(31,813)
Changes due to a change in cash flow assumptions on OREO and other changes	(3,320)	(7,257)

Balance at end of period	$120,532	$241,040

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, the Company concluded that certain expected losses are probable of not being collected from the FDIC or the customer because such projected losses are anticipated to occur beyond the reimbursable periods of the loss share agreements. In both 2014 and 2013, management concluded, with agreement from the Board of Directors, that an impairment charge should be recognized in the consolidated financial statements for the six-month periods ended June 30, 2014 and 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31.8 million in 2013 and $0.8 million in 2014 through a charge to net income.

Of the FDIC loss share receivables balance of $120.5 million at June 30, 2014, approximately $22.0 million is expected to be collected from the FDIC, $85.1 million, which represents improvements in cash flows expected to be collected from customers, is expected to be amortized over time, and $13.4 million is expected to be collected in conjunction with OREO transactions. For certain covered assets, loss share coverage expires in the next 12 – 18 months. At June 30, 2014, the FDIC loss share receivables included $0.9 million and $8.9 million related to these assets that is expected to be collected from the FDIC and OREO transactions, respectively. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC or OREO transactions, future impairments would be required.

The Company may owe consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions in three of these agreements. The clawback provisions generally stipulate that in the event of not meeting certain thresholds of loss, the Company is required to pay the FDIC a percentage as defined in the respective agreements. Cumulative losses to date under two of these agreements have exceeded the calculated loss amounts, which would result in clawback if not incurred. However, the sum of the historical and remaining projected losses under the remaining agreement is in excess of the clawback amount stated in that agreement. For the third agreement, the Company has recorded a $0.8 million liability at June 30, 2014 to reserve for the amount of consideration due to the FDIC based on cumulative losses to date. However, the future performance of the remaining covered assets (namely improvements in the forms of recoveries and/or reduced losses) for each of the three agreements beyond each agreement’s respective collection period could require the Company to be subject to the clawback provisions for that agreement.

Refer to the “Other Assets” discussion below for additional amounts due from the FDIC related to loss share agreements.

Investment Securities

Investment securities increased by $50.3 million, or 2.4%, from December 31, 2013 to June 30, 2014 due to both acquired investment securities and open-market security purchases. Investment securities decreased to 14.0% of total assets at June 30, 2014, from 15.6% at December 31, 2013. Investment securities were 17.0% of average earnings assets in the first six months of 2014 and 17.5% in the same period of 2013. The following table shows the carrying values of securities by category as of the dates indicated.

TABLE 13 - CARRYING VALUE OF SECURITIES

(Dollars in thousands)	June 30, 2014		December 31, 2013
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$367,394	17%	$395,561	19%
Obligations of state and political subdivisions	102,607	5	107,479	5
Mortgage-backed securities	1,537,465	72	1,432,278	68
Other securities	1,487	—	1,479	—

Total securities available for sale	2,008,953	94	1,936,797	92
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	17,499	1	34,478	2
Obligations of state and political subdivisions	82,073	4	84,290	4
Mortgage-backed securities	32,673	1	35,341	2

Total securities held to maturity	132,245	6	154,109	8

Total investment securities	$2,141,198	100%	$2,090,906	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At June 30, 2014 and December 31, 2013, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2014 and 2013. There were no transfers of securities between investment categories during the periods.

TABLE 14 - INVESTMENT PORTFOLIO ACTIVITY

(Dollars in thousands)	Available for Sale		Held to Maturity
	2014	2013	2014	2013
Balance at beginning of period	$1,936,797	$1,745,004	$154,109	$205,062
Purchases	169,807	760,640	—	5,901
Acquisitions	44,123	—	—	—
Sales, net of gains	(14,023)	(42,413)	—	—
Principal maturities, prepayments and calls, net of gains	(154,111)	(494,593)	(21,383)	(47,061)
Amortization of premiums and accretion of discounts	(6,232)	(10,022)	(481)	(662)
Change in market value	32,592	(46,558)	—	—

Balance at end of period	$2,008,953	$1,912,058	$132,245	$163,240

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis, the Company recorded an other-than-temporary impairment charge of $0.5 million on one unrated municipal revenue bond in 2011. During that year, management assessed the operating environment of the bond issuer as adverse and thus concluded the other-than-temporary impairment charge was warranted. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The total impairment recorded was 50% of the par value of the bond and provided a fair value of the bonds that was consistent with market pricing at that time. Because adverse conditions were noted in the operations of the bond issuer, the Company recorded the other-than-temporary impairment, but since has noted no further deterioration in the operating environment of the bond issuer. No other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at June 30, 2014 and December 31, 2013. Note 5 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds invested overnight in interest-bearing deposit accounts at the FHLB of Dallas and Atlanta. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB discount rate. The balance in interest-bearing deposits at other institutions of $382.0 million at June 30, 2014 increased $229.2 million, or 150.1%, from December 31, 2013. The primary cause of the increase was the Company’s acquisition of interest-bearing deposits from Teche and First Private, partially offset by the use of available cash to purchase higher-yielding investment securities, fund loan growth, and pay down its long-term debt, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances as of the periods indicated.

TABLE 15—OTHER ASSETS COMPOSITION

(Dollars in thousands)	June 30, 2014	December 31, 2013	Increase (Decrease)
Other Earning Assets
FHLB and FRB stock	$76,119	$53,773	$22,346	41.6%
Fed funds sold and financing transactions	—	—	—	—
Other interest-earning assets (1)	3,412	3,412	—	—

Total other earning assets	79,531	57,185	22,346	39.1
Non-Earning Assets
Premises and equipment	307,090	287,510	19,580	6.8
Bank-owned life insurance	120,476	104,203	16,273	15.6
Goodwill	524,154	401,872	122,282	30.4
Core deposit intangibles	17,429	14,622	2,807	19.2
Title plant and other intangible assets	7,694	7,439	255	3.4
Accrued interest receivable	36,043	32,143	3,900	12.1
Other real estate owned	84,479	99,173	(14,694)	(14.8)
Derivative market value	40,291	30,076	10,215	34.0
Receivable due from the FDIC	1,416	2,609	(1,193)	(45.7)
Investment in tax credit entities	133,144	132,487	657	0.5
Other	99,607	74,230	25,377	34.2

Total non-earning assets	1,371,823	1,186,364	185,459	15.6

Total other assets	$1,451,354	$1,243,549	$207,805	16.7%

(1)	Other interest-earning assets are composed primarily of trust preferred common securities.

The $22.3 million increase in FHLB and FRB stock was the result of $8.7 million in acquired stock, as well as $13.6 million in net stock purchases during the first six months of 2014.

Fed funds sold and financing transactions represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. There were no fed funds sold or financing transactions at June 30, 2014 or December 31, 2013. The balance of other interest-earning assets did not change from the end of 2013.

Premises and equipment increased $19.6 million as a result of $24.3 million in acquired property and equipment from Teche, First Private, and Trust One-Memphis. Current period depreciation expense recorded on the assets in service and former bank properties moved to OREO partially offset the acquired premises and equipment.

Bank-owned life insurance increased $16.3 million as a result of $15.5 million in acquired policies from Teche and income earned on the outstanding policies during the first six months of 2014.

Core deposit intangibles increased $2.8 million during the current period, the result of an additional $5.2 million in core deposit intangibles recorded as part of the Trust One-Memphis, Teche and First Private acquisitions, which was partially offset by amortization expense recorded during the first six months of 2014.

Other real estate includes all real estate, other than bank premises used in bank operations, which is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $14.7 million decrease in OREO from December 31, 2013 was a result of the sale of OREO properties. Covered OREO properties at June 30, 2014 were $21.3 million, or 34.4%, lower than at the end of 2013. Covered OREO properties were $40.5 million and $61.8 million at June 30, 2014 and December 31, 2013, respectively. Non-covered OREO increased $6.6 million, or 17.6%, and was primarily a result of the acquisition of $1.7 million from Teche and Trust One-Memphis and the movement of $9.4 million in former bank properties to OREO during the first six months of 2014. Sales of non-covered OREO properties during the first half of 2014 partially offset these increases.

The increase in the market value of the Company’s derivatives was primarily the result of the change in value of existing derivatives from December 31, 2013, and not a result of a significant increase in derivative activity. The value of the derivatives at June 30, 2014 was positively affected by interest rates at the end of the second quarter.

The receivable due from the FDIC from claims associated with the loss share agreements decreased $1.2 million during the first six months of 2014 compared to December 31, 2013. The balance at June 30, 2014 was a result of the timing of repayment from the FDIC of losses submitted and timing of losses incurred. The Company’s submission of losses has remained steady as the Company continues to manage the covered assets to ultimate disposition in a manner that is of least loss to the FDIC. The balance due from the FDIC includes the reimbursable portion of incurred losses, net of recoveries (as those terms are defined in the respective loss share agreements) and reimbursable expenses, which were approximately $1.7 million and $2.8 million at June 30, 2014 and December 31, 2013, respectively.

Investments in tax credit entities increased $0.7 million as a result of additional low-income housing tax credit investments totaling $5.8 million in the first half of 2014, partially offset by the amortization of tax credits as they are recognized in the Company’s income tax provision calculation.

The $25.4 million increase in other assets since December 31, 2013 was primarily the result of a $24.8 million increase in the Company’s net current and deferred income tax receivable as a result of additional estimated income tax payments recorded during the first six months of 2014, as well as acquired deferred tax assets. Also affecting other assets was a $2.2 million increase in deferred compensation assets held that are related to current year employee compensation deferrals. Offsetting these increases were decreases in prepaid assets and other current receivables since December 31, 2013.

There were no significant changes in the Company’s title plant or other intangible asset balances since December 31, 2013. Additional intangible assets created in the LTC acquisitions of The Title Company LLC and Louisiana Abstract and Title, LLC during the first six months of 2014 were offset by amortization expense on existing intangible assets.

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

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first six months of 2014, total deposits increased $1.2 billion, or 11.6%, totaling $12.0 billion at June 30, 2014. Total non-interest-bearing deposits increased $471.4 million and interest-bearing deposits increased $772.7 million, or 9.5%, from December 31, 2013. Acquired deposits of $1.1 billion from Teche, First Private, and Trust One-Memphis accounted for the majority of the increase from year-end.

The following table and chart set forth the composition of the Company’s deposits for the periods indicated.

TABLE 16 - DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	June 30, 2014		December 31, 2013		Increase (Decrease)
Non-interest-bearing deposits	$3,047,385	25%	$2,575,939	24%	$471,446	18.3%
NOW accounts	2,233,993	19	2,283,491	22	(49,498)	(2.2)%
Money market accounts	4,092,724	34	3,779,581	35	313,143	8.3%
Savings accounts	592,643	5	387,397	3	205,246	53.0%
Certificates of deposit	2,014,438	17	1,710,592	16	303,846	17.8%

Total deposits	$11,981,183	100%	$10,737,000	100%	$1,244,183	11.6%

From a product perspective, interest-bearing deposits increased $772.7 million. Interest-bearing core deposit increases totaled $468.9 million, while time deposits increased $303.8 million. Certificates of deposit in denominations of $100,000 and over increased $61.8 million, or 6.8%, to $968.1 million at June 30, 2014. The increase was seen in many of the Company’s markets, including the Little Rock, Arkansas, Acadiana, and Southwest Louisiana markets.

Non-interest-bearing deposits continue to provide the Company with a good source of available funds for continued earning asset growth. Non-interest-bearing deposits as a percentage of total deposits have steadily risen over the past six months, from 24.0% at December 31, 2013 to 25.4% at June 30, 2014.

From a market perspective, total deposit growth was seen primarily in the Acadiana (Louisiana) and Little Rock, Arkansas markets. Acadiana’s customer deposits increased $43.2 million, or 2.1%, during the first six months of 2014. Total deposits in the Little Rock market increased $56.8 million, or 11.8%, since the end of 2013, while the Southwest Louisiana market had total customer deposit growth of $39.2 million, or 7.6%. Total deposit growth was offset, however, by deposit runoff in the New Orleans, Louisiana market and other markets, most notably Sarasota, Florida and Houston, Texas.

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

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.80%. The following table details the average and ending balances of repurchase transactions as of and for the quarters ended June 30:

TABLE 17 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2014	2013
Average balance	$274,681	$294,712
Ending balance	296,741	289,377

Total short-term borrowings increased $354.4 million, or 52.1%, from December 31, 2013, to $1.0 billion at the end of the second quarter of 2014, a result of both acquired short-term borrowings from Teche and First Private and additional FHLB short-term advances originated by the Company. The increase was primarily the result of an additional $363.0 million in short-term FHLB advances outstanding at June 30 2014. The Company borrowed these funds in order to manage its liquidity as it funded loan growth in the fourth quarter of 2013 and first half of 2014. On an average basis, short-term borrowings increased $453.0 million, or 154.1%, from the first six months of 2013. The increase in the average outstanding balance was largely due to the FHLB advances outstanding at June 30, 2014 (there were minimal short-term FHLB advances outstanding during the first six months of 2013), as management’s decision has typically been to use available cash to reduce higher-cost funding sources.

Total short-term borrowings were 7.7% of total liabilities and 73.9% of total borrowings at June 30, 2014 compared to 5.7% and 70.8%, respectively, at December 31, 2013. On an average basis, short-term borrowings were 7.3% of total liabilities and 74.9% of total borrowings in the second quarter of 2014, compared to 2.6% and 50.1%, respectively, during the second quarter of 2013.

The weighted average rate paid on short-term borrowings was 0.16% during the first six months of 2014, down two basis points compared to 0.18% for the first two quarters of 2013.

Long-term Debt

The Company’s long-term borrowings increased $85.0 million, or 30.3%, from December 31, 2013, a result of acquired Teche and First Private borrowings, offset partially by the scheduled repayment of a portion of the Company’s long-term FHLB advances during 2014. The Company’s efforts to periodically reduce the balance of these higher-priced long-term borrowings has led to a $0.8 million reduction in interest expense on long-term debt in 2014 when compared to the same period of 2013, despite the 13 basis point increase in the average rate paid on the debt.

On average, long-term debt decreased to $292.5 million in the first six months of 2014, $60.0 million, or 17.0%, lower than for the same period of 2013. Average long-term debt was 2.4% of total liabilities during the current year, lower than the average during 2013 of 3.1%. On a period-end basis, long-term debt was 2.7% of total liabilities at June 30, 2014, an increase from 2.4% of total liabilities at December 31, 2013.

Long-term borrowings at June 30, 2014 included $177.6 million in fixed-rate advances from the FHLB of Dallas that cannot be paid off without incurring substantial prepayment penalties. The remaining debt consisted of $111.9 million of the Company’s junior subordinated deferrable interest debentures and $76.3 million in notes payable on investments in new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At June 30, 2014, shareholders’ equity totaled $1.8 billion, an increase of $268.3 million, or 17.5%, compared to December 31, 2013. The following table details the changes in shareholders’ equity during the six months ended June 30, 2014 and 2013.

TABLE 18 - CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	2014	2013
Balance, beginning of period	$1,530,979	$1,529,868
Net income	40,943	16,307
Common stock issued for acquisitions	214,665	—
Other comprehensive income (loss)	21,184	(29,389)
Reissuance of treasury stock under management incentive plans, net of shares surrendered	7,186	2,911
Cash dividends declared	(21,573)	(20,197)
Share-based compensation cost	5,922	5,261

Balance, end of period	$1,799,306	$1,504,761

During the six months ended June 30, 2014, the Company issued 3.3 million additional common shares as part of the Teche and First Private acquisitions, which resulted in $214.7 million in additional shareholders’ equity. Net income of $40.9 million for the first six months of 2014 was offset by dividend payments to common shareholders of $21.6 million, or $0.68 per common share, in the first half of 2014. Shareholder’s equity also increased $21.2 million as a result of an increase in the fair value of the Company’s available for sale investment securities.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The FRB imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At June 30, 2014 and December 31, 2013, the Company exceeded all required regulatory capital ratios, and the Company’s regulatory capital ratios and those of IBERIABANK were also in excess of the levels established for “well-capitalized” institutions, as shown in the following table.

TABLE 19 - REGULATORY CAPITAL RATIOS

(Dollars in thousands)		Well-Capitalized	June 30, 2014	December 31, 2013
Ratio	Entity	Minimums	Actual	Actual
Tier 1 Leverage	Consolidated	5.00%	10.03%	9.70%
	IBERIABANK	5.00	8.90	8.46
Tier 1 risk-based capital	Consolidated	6.00	11.23	11.57
	IBERIABANK	6.00	9.97	10.08
Total risk-based capital	Consolidated	10.00	12.44	12.82
	IBERIABANK	10.00	11.17	11.33

(1)	Excess capital is defined as the dollar amount of the Company’s capital above minimum capital required to remain “well capitalized” under current guidelines but does not represent the Company’s view of optimum capital levels.

The decrease in risk-based capital ratios from December 31, 2013 was primarily the result of the Company’s acquisitions of Teche and First Private, as well as the deployment of excess liquidity that carried a 0% risk weighting into loans and other investments that carried a higher risk rating, namely loans and investment securities. Also affecting capital ratios at June 30, 2014 was a decrease in covered assets, which typically are assigned a lower risk rating.

The Company’s Tier 1 leverage ratio of 10.03% at June 30, 2014 was 33 basis points above the December 31, 2013 Tier 1 leverage ratio of 9.70%. The increase in the Tier 1 leverage ratio is a function of the use of the Company’s quarter-to-date average assets in the calculation, which only reflected acquired Teche and First Private assets for the respective periods after acquisition. If the Company’s end-of-period assets were used, the Company’s pro-forma Tier 1 leverage ratio as a percentage of total assets adjusted for leverage capital purposes would have been 9.16%, which is more representative of the Company’s expectations for its Tier 1 leverage ratio going forward.

At both June 30, 2014 and December 31, 2013, $108.5 million of the Company’s junior subordinated debt was included as Tier 1 capital in the Company’s risk-based capital ratios above. Due to the Company’s acquisitions of Teche and First Private during the second quarter of 2014, the Company will begin to phase out its junior subordinated debt from Tier 1 capital. Effective January 1, 2015, 75% of the Company’s junior subordinated debt will be excluded from Tier 1 capital. The remaining 25% will be excluded effective January 1, 2016. Once excluded from Tier 1 capital, the Company’s junior subordinated debt will be included as Tier 2 capital, a component of total risk-based capital above.

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

Management continues to evaluate the provisions of the final rules and their expected impact on the Company and IBERIABANK. Management believes that at June 30, 2014, the Company and IBERIABANK would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $18.5 million and $15.6 million for the three months ended June 30, 2014 and 2013, respectively. Earnings per share (“EPS”) on a diluted basis were $0.60 for the second quarter of 2014 and $0.53 for the second quarter of 2013. For the six-month period ended June 30, 2014, income available to common shareholders of $40.9 million, or $1.35 per diluted share, was $24.6 million higher than for the same six-month period of 2013.

In the second quarter of 2014, net interest income increased $12.5 million, or 13.0%, over the second quarter of 2013, as interest income increased $11.0 million, or 10.2%, and interest expense decreased $1.5 million, or 12.4%. Net interest income increased as a result of an increase in average earning assets and an 8 basis point decrease in the cost of interest-bearing liabilities. Income available to common shareholders was negatively impacted by a $2.9 million increase in the provision for loan losses, but was positively impacted by a $5.5 million increase in non-interest income, the drivers of which are discussed below in the “Non-interest Income” section of the discussion.

As a result of higher pre-tax income, income tax expense increased $2.1 million in the second quarter of 2014 when compared to the same period of 2013. Cash earnings, defined as net income before the net-of-tax amortization of acquisition intangibles, were $19.4 million and $16.4 million for the quarterly periods ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, net interest income increased $24.0 million, or 12.7%, over the six months ended June 30, 2013, while non-interest income decreased $3.3 million, or 3.8%, non-interest expense decreased $27.5 million, or 10.5%, and income tax expense increased $15.1 million.

The following discussion provides additional information on the Company’s operating results for the three and six months ended June 30, 2014 and 2013, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.38% and 3.29% during the three months ended June 30, 2014 and 2013, respectively, and 3.40% and 3.20% for the respective six-month periods. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.48% and 3.39% for the second quarters of 2014 and 2013, respectively, and 3.51% and 3.31% for the six-month periods.

Net interest income increased $12.5 million for the second quarter of 2014 when compared to the same period of 2013, and $24.0 million, or 12.7%, on a year-to-date basis. The improvement in net interest income was the result of an increase in average earning assets, improvement in earning asset yield, and a decrease in the average cost of interest-bearing liabilities. The average balance sheet growth over the past twelve months is primarily a result of growth in both earning assets and deposits.

Average loans made up 78.9% and 73.9% of average earning assets in the first two quarters of 2014 and 2013, respectively. Quarter-to-date average loans increased $831.3 million, or 9.1%, from the fourth quarter of 2013 and $1.3 billion, or 14.3%, from the second quarter of 2013, both as a result of acquired loans and organic loan growth in the non-covered loan portfolio. Investment securities made up 17.0% of average earning assets during the first two quarters of 2014, compared to 17.5% during the same period of 2013. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as paying down its short-term and long-term debt in efforts to improve net interest income. Other components of earning assets during the first six months of 2014 included the FDIC loss share receivable (1.2% of average earning assets) and excess liquidity (1.4% of average earning assets). During the first two quarters of 2013, the FDIC loss share receivable was 2.8% of average earning assets, with excess liquidity accounting for 3.9% of average earning assets.

Average interest-bearing deposits made up 88.8% of average interest-bearing liabilities during the first six months of 2014, down from 93.1% during the first two quarters of 2013. Average short-term and long-term borrowings made up 8.1% and 3.1% of average interest-bearing liabilities, respectively, thus far in 2014, compared to 3.1% and 3.8%, respectively, during the first six months of 2013.

The following tables set forth, for the three months and six months ended June 30, 2014 and 2013, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in non-earning assets. TE yields are calculated using a marginal tax rate of 35%.

TABLE 20 – QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended June 30,
	2014			2013
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Income/Expense	Rate	Balance	Income/Expense	Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$7,113,400	$85,614	4.84%	$6,321,599	$81,049	5.16%
Mortgage loans	703,120	9,299	5.29	494,531	7,526	6.09
Consumer and other loans	2,187,247	28,211	5.17	1,932,346	26,667	5.54

Total loans	10,003,767	123,124	4.94	8,748,476	115,242	5.30
Loans held for sale	140,122	1,474	4.21	170,620	1,351	3.17
Investment securities (TE)	2,109,253	11,000	2.24	2,059,502	8,978	1.92
FDIC loss share receivable	131,375	(17,009)	(51.22)	268,700	(18,130)	(26.69)
Other earning assets	308,712	631	0.82	338,668	736	0.87

Total earning assets	12,693,229	119,220	3.80	11,585,966	108,177	3.80
Allowance for loan losses	(132,049)			(183,783)
Non-earning assets	1,480,382			1,479,368

Total assets	$14,041,562			$12,881,551

Interest-bearing liabilities
Deposits:
NOW accounts	$2,229,264	1,394	0.25%	$2,488,721	1,983	0.32%
Savings and money market accounts	4,372,855	2,812	0.26	4,113,671	2,705	0.26
Certificates of deposit	1,721,111	3,089	0.72	2,025,823	4,372	0.87

Total interest-bearing deposits	8,323,230	7,295	0.35	8,628,215	9,060	0.42
Short-term borrowings	907,459	373	0.16	294,789	121	0.16
Long-term debt	304,707	2,573	3.34	293,746	2,514	3.39

Total interest-bearing liabilities	9,535,396	10,241	0.43	9,216,750	11,695	0.51
Non-interest-bearing demand deposits	2,748,468			2,010,263
Non-interest-bearing liabilities	125,649			125,932

Total liabilities	12,409,513			11,352,945
Shareholders’ equity	1,632,049			1,528,606

Total liabiities and shareholders’ equity	$14,041,562			$12,881,551

Net earning assets	$3,157,833			$2,369,216

Net interest spread		$108,979	3.38%		$96,482	3.29%

Net interest income (TE) / Net interest margin (TE)		$111,170	3.48%		$98,878	3.39%

TABLE 21 – YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Six Months Ended June 30,
	2014			2013
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Income/Expense	Rate	Balance	Income/Expense	Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$7,002,639	$171,546	4.95%	$6,264,012	$169,485	5.48%
Mortgage loans	649,495	18,062	5.56	483,383	14,985	6.20
Consumer and other loans	2,126,681	54,670	5.18	1,899,178	53,839	5.72

Total loans	9,778,815	244,278	5.04	8,646,573	238,309	5.57
Loans held for sale	118,192	2,359	3.99	174,482	2,676	3.07
Investment securities (TE)	2,111,326	21,917	2.23	2,050,935	17,838	1.92
FDIC loss share receivable	142,940	(36,273)	(50.47)	326,190	(45,831)	(27.95)
Other earning assets	241,104	1,170	0.98	507,853	1,601	0.64

Total earning assets	12,392,377	233,451	3.83	11,706,033	214,593	3.75
Allowance for loan losses	(135,866)			(214,414)
Non-earning assets	1,447,610			1,486,126

Total assets	$13,704,121			$12,977,745

Interest-bearing liabilities
Deposits:
NOW accounts	$2,230,001	2,934	0.27%	$2,476,888	3,927	0.32%
Savings and money market accounts	4,334,819	5,520	0.26	4,141,741	6,261	0.30
Certificates of deposit	1,693,679	6,026	0.72	2,078,095	9,026	0.88

Total interest-bearing deposits	8,258,499	14,480	0.35	8,696,724	19,214	0.45
Short-term borrowings	746,867	615	0.16	293,874	261	0.18
Long-term debt	292,535	4,970	3.38	352,513	5,764	3.25

Total interest-bearing liabilities	9,297,901	20,065	0.43	9,343,111	25,239	0.54
Non-interest-bearing demand deposits	2,686,118			1,974,276
Non-interest-bearing liabilities	125,361			130,528

Total liabilities	12,109,380			11,447,915
Shareholders’ equity	1,594,741			1,529,830

Total liabiities and shareholders’ equity	$13,704,121			$12,977,745

Net earning assets	$3,094,476			$2,362,922

Net interest spread		$213,386	3.40%		$189,354	3.20%

Net interest income (TE) / Net interest margin (TE)		$217,806	3.51%		$194,214	3.31%

The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolio, for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

TABLE 22 - AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Non-covered loans (TE) (1)	$9,379,156	4.30%	$7,793,921	4.40%	$9,120,964	4.34%	$7,649,796	4.42%
Covered loans (TE) (1)	624,612	14.70	954,555	12.62	657,851	14.86	$996,777	14.43
FDIC loss share receivables	131,375	(51.22)	268,700	(26.69)	142,940	(50.47)	326,190	(27.95)

Covered loans, net of FDIC loss share receivables	755,987	3.16	1,223,255	5.11	800,791	3.17	1,322,967	3.96

Total loans and FDIC loss share receivables	$10,135,143	4.22%	$9,017,176	4.35%	$9,921,755	4.24%	$8,972,763	4.35%

(1)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

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

TABLE 23 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30			For the Six Months Ended June 30
	2014/2013			2014/2013
	Change Attributable To			Change Attributable To
(Dollars in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Earning assets:
Loans receivable:
Commercial loans (TE)	$9,916	$(5,351)	$4,565	$19,287	$(17,226)	$2,061
Mortgage loans	2,857	(1,084)	1,773	4,741	(1,664)	3,077
Consumer and other loans	3,091	(1,547)	1,544	5,291	(4,460)	831
Loans held for sale	(269)	392	123	(998)	681	(317)
Investment securities (TE)	103	1,919	2,022	283	3,796	4,079
FDIC loss share receivable	12,309	(11,188)	1,121	34,271	(24,713)	9,558
Other earning assets	185	(290)	(105)	(58)	(373)	(431)

Net change in income on earning assets	28,192	(17,149)	11,043	62,817	(43,959)	18,858
Interest-bearing liabilities:
Deposits:
NOW accounts	(192)	(397)	(589)	(367)	(626)	(993)
Savings and money market accounts	316	(209)	107	651	(1,392)	(741)
Certificates of deposit	(605)	(678)	(1,283)	(1,517)	(1,483)	(3,000)
Borrowings	359	(48)	311	(610)	170	(440)

Net change in expense on interest-bearing liabilities	(122)	(1,332)	(1,454)	(1,843)	(3,331)	(5,174)

Change in net interest spread	$28,314	$(15,817)	$12,497	$64,660	$(40,628)	$24,032

Interest income includes income earned on interest-earning assets, as well as applicable loan fees earned. Interest income that would have been earned on non-accrual loans had they been on accrual status is not included in the data reported above.

The increase in yield on total earning assets between the first two quarters of 2014 and 2013 was driven by a shift in earning asset mix from lower-yielding earning assets, namely cash and equity securities, into higher-yielding investments, including loans and investment securities. Average loans and investment securities were 97.1% of total earning assets during the first two quarters of 2014 compared to 94.2% for the same period in 2013. Other earning assets, consisting primarily of interest-bearing cash, decreased from 4.3% of earning assets in the first six months of 2013 to 1.9% in the first two quarters of 2014.

For the six months ended June 30, 2014, average balance increases in the largest components of earning assets offset loan rate decreases. Average loan balances increased $1.0 billion, or 13.1%, over the first two quarters of 2013 and can be attributed to the non-covered loan growth over the past 12 months. Interest income growth was slowed in the current year by a decrease in the yield on the Company’s non-covered loan portfolio of eight basis points to 4.34%. Additionally, covered loan yields decreased 79 basis points from the first two quarters of 2013. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The total yield of the loan portfolio for the first six months of 2014 when including the loss share receivable was 4.24%, 11 basis points lower than in the same period of 2013, and partially offset the income earned from loan volume increases over the prior year.

Interest income growth in the current year was positively impacted by a 31 basis point increase in the yield on investment securities and a $60.4 million increase in average year-to-date balance.

Interest expense decreased $1.5 million or 12.4%, from the second quarter of 2013, and $5.2 million, or 20.5%, for the six-month period of 2013. The 12.4% decrease in interest expense during the current quarter was a result of an eight basis point decrease in the rate paid on interest-bearing liabilities. For the first six months of 2014, interest expense was driven lower by an 11 basis point reduction in rate and a $45.2 million decrease in the average balance of interest-bearing liabilities.

Despite the acquired Teche, First Private, and Trust One-Memphis deposits, average interest-bearing deposits decreased $305.0 million, or 3.5%, from the average in the second quarter of 2013, and decreased $438.2 million, or 5.0%, for the year-to-date period. As a result, combined with a quarter- and year-to-date decline of seven and ten basis points, respectively, in the average rate paid on these deposits, interest expense on deposits decreased 19.5%, or $1.8 million, from the second quarter of 2013, and $4.7 million, or 24.6%, from the six-month period ending June 30, 2013. Higher-yielding time deposits across many markets either matured or were repriced during the past 12 months, driving the expense and rate decreases.

Total interest expense on the Company’s short-term and long-term borrowings also decreased from the first six months of 2013, as a $60.0 million decrease in average long-term borrowings and a two basis point decrease in the rate paid on short-term borrowings offset a 13 basis point increase in the rate paid on long-term debt.

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

On a consolidated basis, the Company recorded a provision for loan losses of $6.9 million for the six months ended June 30, 2014 (which includes a provision of $4.7 million in the second quarter of the current year), an $8.4 million increase from the provision reversal of $1.6 million recorded for the same period of 2013. The Company also recorded a provision for unfunded lending commitments of $0.1 million during the current year, which is included in “Credit and other loan related expense” in the Company’s consolidated statement of comprehensive income. As a result, the Company’s total provision for credit losses was $7.0 million in the first six months of 2014, $8.0 million above the total provision for credit losses recorded for the same period of 2013. The Company’s total provision during the first six months of 2014 included a provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) of $1.8 million and a $5.1 million provision recorded on non-acquired loans, based primarily on loan growth. The total provision was limited in 2014 and 2013 by an improvement in legacy portfolio asset quality, as multi-year net charge-off trends in this portfolio continued to show signs of improvement.

Non-covered loans past due totaled $105.4 million at June 30, 2014, a decrease of $3.9 million from December 31, 2013. Past due loans, including non-accrual loans, were 1.02% of total loans (before acquired loan discount adjustments) at the end of the second quarter of 2014, a 23 basis point decrease from December 31, 2013. Excluding the acquired loans, loans past due were 0.55% of total loans at June 30, 2014, an improvement of 25 basis points from December 31, 2013.

Excluding loan pool closures, net charge-offs on the consolidated portfolio were $1.6 million year-to-date, for a net charge-off percentage of 0.03%, two basis points below the 0.05% in the first two quarters of 2013. The net charge-offs thus far in 2014 were a result of $5.3 million in charge-offs and $3.7 million in recoveries.

The Company believes the allowance was appropriate at June 30, 2014 and December 31, 2013 to cover probable credit losses inherent in the loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased 28 basis points from 1.51% at December 31, 2013 to 1.23% at June 30, 2014.

Excluding acquired loans, the Company’s allowance for the non-covered portfolio was 0.80% of non-covered loans at June 30, 2014 and 0.81% at December 31, 2013. On the same basis, the Company’s allowance at June 30, 2014 was 206.5% of total non-performing loans, compared to 150.4% of total non-performing loans at the end of 2013.

Non-interest Income

The Company’s operating results for the second quarter of 2014 included non-interest income of $48.0 million compared to $42.5 million for the same period of 2013. The increase in non-interest income from 2013 came from a number of non-interest revenue streams, including broker commission income, service charges, ATM/debit card fee income, and mortgage income. However, on a year-to-date basis, non-interest income decreased $3.3 million, or 3.8%, from the corresponding 2013 period, due mainly to decreases in mortgage income, gain on sale of investments, and title revenue, although those decreases were partially offset by increases in broker commission income, income from bank-owned life insurance and service charges.

Non-interest income growth has been a management focus in response to a challenging interest rate environment. As a result, the Company has continued to increase its investments in wealth management, trust, and brokerage businesses in order to increase non-interest income. Non-interest income as a percentage of total gross revenue (defined as total interest income and non-interest income) in the second quarter of 2014 was 28.7% compared to 28.2% of total gross revenue in the prior year. Excluding mortgage income, other non-interest income for the three months ended June 30, 2014 increased to 17.9% of total gross revenue from 16.4% for the same period of 2013.

The following table illustrates the primary components of non-interest income for the periods indicated.

TABLE - 24 NON-INTEREST INCOME

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
(Dollars in thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)
Service charges on deposit accounts	$8,203	$7,106	15.4%	$15,216	$13,903	9.4%
Mortgage income	17,957	17,708	1.4	28,089	36,639	(23.3)
Title revenue	5,262	5,696	(7.6)	9,429	10,717	(12.0)
ATM/debit card fee income	2,937	2,357	24.6	5,404	4,541	19.0
Income from bank-owned life insurance	935	901	3.8	3,376	1,840	83.5
Gain on sale of investments, net (1)	8	(57)	114.7	27	2,301	(98.8)
Broker commission income	5,479	3,863	41.8	9,526	7,397	28.8
Gain on sale of assets	10	2	395.1	16	49	(67.0)
Trust income	1,520	1,400	8.5	2,950	2,640	11.7
Credit card income	1,993	1,490	33.8	3,612	2,804	28.8
Other income	3,659	2,023	80.9	5,999	4,149	44.6

Total non-interest income	$47,963	$42,489	12.9%	$83,644	$86,980	(3.8)%

(1)	Net gains on sale of investments include gains on calls of held to maturity securities of $9,000 for the three months ended June 30, 2013 and $ 40,000 for the six months ended June 30, 2013.

Service charges on deposit accounts increased $1.1 million in the second quarter and $1.3 million for the first six months of 2014 over the same periods of 2013 due primarily to an increase in service charge fees and NSF charges. Customers increased as a result of the Teche, First Private, and Trust One-Memphis acquisitions, as well as new branch openings over the past 12 months.

In the first six months of 2014, IMC sales volume decreased $607.4 million, or 46.3%, compared to the same period of 2013 and resulted in an $8.6 million decrease in mortgage income from the six months ended June 30, 2013. The decrease in sales volume from the first six months of 2013 was partially offset by higher margin on sales.

Title income decreased $0.4 million from the second quarter of 2013 and $1.3 million on a year-to-date basis when compared to the same periods of 2013 as a result of slower activity fueled by rising mortgage interest rates.

ATM/debit card fee income increased $0.6 million in the second quarter of 2014 and $0.9 million from the first half of 2013, primarily due to an increase in interchange fee income from increases in transaction volume from an expanded cardholder base and usage by customers.

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

Income from bank owned life insurance for the second quarter of 2014 remained relatively flat compared to the same quarter of 2013, consistent with market performance and current yields. On a year-to-date basis, income from bank owned life insurance policies increased $1.5 million compared to the first half of 2013, a result of $1.5 million in non-operating income from two policies that paid death benefits during the first quarter of 2014. Excluding $15.5 million in acquired policies, there have been no significant investments in bank owned life insurance over the past 12 months.

There were minimal gains recorded on investment security sales in the second quarters of 2014 and 2013. On a year-to-date basis, security gains decreased $2.3 million primarily due to changes in sales volume. Gains were recorded on the sale of $14.0 million and $44.7 million in available-for-sale securities for the first two quarters of 2014 and 2013, respectively, and the call of $3.2 million of held-to-maturity investments in the first two quarters of 2014, compared to the sale or call of $52.1 million in securities during the first six months of 2013.

The Company’s wealth management subsidiaries had successful revenue growth during the second quarter and first six months of 2014, as total broker commissions increased $1.6 million and $2.1 million, respectively, compared to the same periods of 2013, a result of the Company’s expanded client base and service offering. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased $0.8 million, or 31.9%, from the first six months of 2013, while sales and trade commissions increased $1.3 million, or 27.2%.

The Company’s trust and credit card income were both positively impacted by the Company’s increased customer base and growth of the businesses over 2013. Trust income increased $0.1 million for the second quarter and $0.3 million for the first two quarters of 2014, while credit card income increased $0.5 million and $0.8 million over the same periods.

Other non-interest income increased $1.6 million and $1.9 million for the second quarter and first six months ended June 30, 2014, respectively, when compared to the corresponding periods of 2013. The primary driver of the increase was higher commission income earned on the Company’s customer derivatives. Total commission income increased $0.8 million for the second quarter and $1.1 million for the first half of 2014 over the corresponding 2013 periods.

Non-interest Expense

The Company’s results for the first six months of 2014 included non-interest expenses of $234.8 million, $27.5 million lower than non-interest expenses of $262.3 million for the first six months of 2013. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions, product expansion, and operational investments have caused related increases in several components of non-interest expense. The Company currently operates 278 combined offices, consistent with the number of offices at June 30, 2013 after adjusting for closed or consolidated branches and offices.

Compared to the first two quarters of 2013, the most significant drivers of the decrease in non-interest expense were the $31.8 million impairment of the Company’s indemnification assets in 2013, $31.0 million below the impairment recorded thus far in 2014, and the $2.3 million prepayment penalty recorded in the first quarter of 2013 to repay $90.0 million in long-term FHLB advances acquired in prior periods. Excluding these and other non-operating expenses, such as lease terminations, severance, and merger-related expenses, non-interest expense decreased $4.3 million, or 2.0%, for the six months ended June 30, 2014. For the second quarter of 2014, non-interest expenses totaled $127.4 million, a $10.0 million increase from the second quarter of 2013. Merger-related expenses of $10.4 million in the second quarter of 2014 account for the increase from the second quarter of 2013. For the second quarter of 2014, the Company’s efficiency ratio was 81.2%, but excluding non-operating income and expenses, the Company’s operating efficiency ratio would have been 70.2%, a decrease from 79.2% in the second quarter of 2013. On a year-to-date basis, the Company’s operating efficiency ratio would have been 72.2% excluding non-operating income and expenses, compared to 79.0% on a GAAP basis.

The following table illustrates the primary components of non-interest expense for the periods indicated.

TABLE 25 - NON-INTEREST EXPENSE

			Percent			Percent
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)
Salaries and employee benefits	$68,846	$63,815	7.9%	$128,707	126,344	1.9%
Net occupancy and equipment	16,104	14,283	12.7	30,094	29,478	2.1
Franchise and shares tax	1,147	855	34.1	2,097	2,076	1.0
Communication and delivery	3,464	3,116	11.1	6,231	6,387	(2.5)
Marketing and business development	3,412	3,049	11.9	6,262	6,136	2.1
Data processing	10,121	4,264	137.3	15,503	8,256	87.8
Office supplies and printing	636	666	(4.5)	1,139	1,423	(20.0)
Amortization of acquisition intangibles	1,244	1,181	5.3	2,461	2,364	4.1
Professional services	5,560	5,101	9.0	9,308	9,519	(2.2)
Costs of OREO, net	497	367	35.5	1,657	1,339	23.8
Credit and other loan related expense	3,093	4,135	(25.2)	6,639	7,858	(15.5)
Insurance	3,255	2,782	17.0	6,672	5,283	26.3
Travel and entertainment	2,126	2,019	5.3	4,456	4,287	3.9
Impairment of long-lived assets	1,109	4,618	(76.0)	1,441	36,431	(95.8)
Prepayment penalty on FHLB debt	—	—	—	—	2,307	(100.0)
Other expenses	6,761	7,110	(4.9)	12,135	12,771	(5.0)

Total non-interest expense	$127,375	$117,361	8.5%	$234,802	$262,259	(10.5)%

Salaries and employee benefits increased $5.0 million and $2.4 million, respectively, in the second quarter and first six months of 2014 when compared to the same 2013 periods, primarily the result of an increase in headcount (a function of the addition of Teche employees) and higher incentives and commissions earned in the current period. The Company had 2,760 full-time equivalent employees at the end of the second quarter of 2014 compared to 2,611 at June 30, 2013. The Company’s results for the three-month and six-month periods ended June 30, 2014 include one month of salaries and employee benefits from Teche employees acquired in the second quarter of 2014.

For the second quarter of 2014, total salaries and other employee compensation increased $1.0 million, or 2.4%, from the same period of 2013, while payroll taxes, medical and hospitalization expenses, and other employee benefits decreased $0.6 million, or 8.4%. On a year-to-date basis, total salaries and other employee compensation increased $4.0 million, or 3.6%, while total employee benefits decreased $1.4 million, or 7.5%. The increase in compensation is a result of an increase in headcount, as total full-time equivalent employees increased 5.7% from the end of the second quarter of 2013.

Salaries and employee benefits also include commissions and other incentives earned based on revenue production, much of which is tied to mortgage origination volume. In the first two quarters of 2014, mortgage commissions and incentives were $2.2 million, or 11.0%, below those in the first six months of 2013, which is consistent with the general decrease in mortgage production between the periods. Total employee compensation in the current year, however, included $1.8 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants over the past 12 months. The increase in share-based compensation was also a result of the increase in share price over the past 6 months, as the $6.34 share price change from the end of 2013 increased the value of outstanding phantom stock awards. Employee compensation also includes severance and retention payments, which increased $3.7 million in both the second quarter and first half of 2014 due to the acquisitions completed during the first six months of 2014.

Net occupancy and equipment expenses were up $1.8 million and $0.6 million, respectively, from the second quarter and first six months of 2013, primarily due to $2.6 million in write-downs and accelerated depreciation recorded on closed branches during the second quarter of 2014. Offsetting these non-operating expenses were reductions in depreciation expense for the quarter-to-date and year-to-date periods of $0.2 million and $0.7 million, respectively, as a result of these closed branches. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes. Repairs and maintenance expenses decreased $0.4 million in the current quarter and $0.9 million on a year-to-date basis, while property taxes were down 4.1% compared to the first six months of 2013.

Despite the growth of the Company over the past 12 months, professional services expense thus far in 2014 was $0.2 million lower than in the first two quarters of 2013. The continued expansion of the size and breadth of the Company’s operations has typically required additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services. However, in the current year, consulting expenses decreased $2.0 million as the Company engaged consultants in 2013 to address risk mitigation and improve the operational efficiency of the Company. The Company’s efforts to improve various Company and business-line specific processes accounted for most of the consulting expenses in the first two quarter of 2013. The Company has seen the benefits of these improvements in 2014 and expects to see additional improvements in future periods. In addition, examination and audit expenses were $0.6 million below the first two quarters of 2013. Partially offsetting lower consulting and examination expenses was a $2.1 million increase in merger-related professional expenses, as the Company incurred legal, audit, and consulting expenses from the Trust One-Memphis, Teche, and First Private acquisitions.

For the six months ended June 30, 2014, net costs of OREO properties increased $0.3 million from the corresponding 2013 period, a result of $1.7 million in lower gains on sales of these properties. Offsetting these lower gains on sales were decreases in write-downs taken on OREO properties of $1.2 million, or 29.7%. With a lower average OREO balance during 2014, property taxes paid on OREO decreased $0.2 million, or 26.6%. In addition, legal, appraisal, and other OREO expenses decreased $0.2 million, or 37.7%, from the first six months of 2013.

Credit and loan related expenses decreased $1.0 million and $1.2 million between the second quarter and first six months of 2013, respectively, as a result of the general improvement in asset quality between periods. Credit and loan related expenses include the provision recorded on the Company’s unfunded lending commitments of $0.1 million thus far in 2014 and $0.5 million for the first six months of 2013. Excluding this provision, credit and loan-related expenses would have decreased $0.8 million, or 11.1%, on a year-to-date basis, and $0.3 million, or 7.4%, on a quarter-to-date basis. Total expenses incurred for underwriting, certification, and collections have decreased as the number of problem credits has decreased.

Insurance expenses increased $1.4 million when compared to both periods of 2013, primarily as a result of higher deposit insurance in the current period. The increase in deposit insurance was a result of an increase in the assessment base used by the FDIC to calculate deposit insurance, and not the result of a significant change in assessment rate based on a change in bank soundness. The increase in assessment base stems primarily from a change in the Company’s mix of assets and liabilities, namely an increase in outstanding short-term FHLB advances, and not as a result of a significant decrease in asset quality. As the Company’s deposit base grew 4.1% on average, the Company’s assessment of deposit insurance from the FDIC increased. Despite the increased Company footprint, property, casualty, and other non-deposit insurance expenses have increased less than $0.1 million, or 7.1%, from 2013.

Excluding merger-related travel expenses of $0.2 million for the second quarter of 2014 and $0.3 million for the first six months of 2014, there was no significant change in travel and entertainment expenses compared to the second quarter and first six months of 2013, as the Company continues to leverage technology to limit the amount of business travel required to conduct its business, despite the expansion of its branch network, number of locations, and general increases in mileage, lodging, and flight costs.

Other non-interest expenses thus far in 2014 were down $0.6 million from the first six months of 2013, primarily the result of a decrease in expenses from the Company’s investments in new market tax credits, as passive losses decreased $1.3 million during the current year. Offsetting the decrease were increases in fees charged to the Company’s wealth management business, deposit and other losses, and mortgage loan repurchase charges.

Income Taxes

For the six months ended June 30, 2014, the Company recorded income tax expense of $14.4 million and an income tax benefit of $0.7 million for the six months ended June 30, 2013, which resulted in an effective income tax rate of 26.1% in the first two quarters of 2014 and 4.2% for the same period of 2013. Ordinarily, the difference between the effective tax rate and the statutory federal and state tax rates primarily relates to variances in items that are non-taxable or non-deductible, which for the Company primarily includes the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. For the first two quarters of 2013, the Company’s income tax rate was positively affected by the impairment of the FDIC loss share receivable and the prepayment penalty recorded on the repayment of FHLB debt, discussed further in the “Executive Overview” section. As a result of these charges, the Company’s annualized income before taxes, and by extension its taxable income, was lower than in the first two quarters of 2014. The full benefit of these discrete items, $13.8 million, was the primary driver of the lower effective income tax rate recorded in the first two quarters of 2013 and partially offset the income tax expense recorded on the Company’s pre-tax income at its annualized effective tax rate excluding these charges. IBERIABANK’s effective federal tax rate excluding these charges was 26.2% for the first two quarters of 2014, compared to 29.9% for the same period of 2013. On a consolidated basis, the effective tax rate excluding these charges was 26.3% in the first two quarters of 2014 and 23.9% in the same period of 2013.

The consolidated effective tax rate in 2014 has also decreased when compared to 2013. The difference in the effective tax rates for the periods is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is higher than in 2013 as a result higher taxable income, which reduces the effect the Company’s tax-exempt income has on its income tax provision.

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

The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing needs. Certificates of deposit scheduled to mature in one year or less at June 30, 2014 totaled $1.6 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.1 billion in the investment securities portfolio, $657.5 million is unencumbered and $1.5 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment security portfolio, the Company has historically experienced significant cash inflows on a regular basis, which are highly dependent on prepayment speeds and could change materially.

Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2014, the Company had $915.6 million of outstanding FHLB advances, $738.0 million of which was short-term and $177.6 million was long-term. The Company had $1.9 billion in additional FHLB advances available at June 30, 2014. At June 30, 2014, IBERIABANK also had a $25.0 million one-year line of credit available with an unaffiliated bank. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130.0 million in the form of fed funds and other lines of credit. At June 30, 2014, there were no balances outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at June 30, 2014 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

Net cash inflows totaled $277.2 million during the first six months of 2014, an increase of $900.6 million from net cash outflows of $623.4 million during the six months ended June 30, 2013. The increase in cash was a result of cash acquired in the three acquisitions in 2014, offset in part by actions by management to deploy excess liquidity and invest in higher yielding earnings assets and manage its balance sheet in an effort to maximize shareholder return.

The following table summarizes the Company’s cash flows for the periods indicated.

TABLE 26 - CASH FLOW ACTIVITY BY TYPE

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flow (used in) provided by operations	$(15,960)	$163,445
Cash flow used in investing activities	(87,564)	(510,693)
Cash flow provided by (used in) financing activities	380,698	(276,164)

Net increase (decrease) in cash and cash equivalents	$277,174	$(623,412)

The Company used $16.0 million in cash for the six months ended June 30, 2014 to fund operations, which was $179.4 million more than operating cash provided of $163.4 million the same period of 2013. Operating cash flow in the current year was negatively impacted by a $163.1 million decrease in the net proceeds received from activity related to mortgage loans held for sale, but was positively impacted by an increase in net income.

Cash flow from investing activities increased $423.1 million thus far in 2014 compared to the first two quarters of 2013, primarily driven by a $199.9 million increase in net cash flow from investment security activity as a result of fewer security purchases in the current year. Investing cash activity was also positively impacted in the current year by $188.8 million in net cash received from the Trust One-Memphis, Teche, and First Private acquisitions. Cash used to fund loan growth decreased $120.9 million, which also had a positive impact on cash flow, but investing cash activity in 2014 was negatively affected by a decrease of $48.3 million in reimbursements from the FDIC.

Net cash provided by financing activities of $380.7 million thus far in 2014 was $656.9 million more than the same six-month period of 2013, primarily due to $299.3 million in net cash provided from additional short-term borrowings and a $134.6 million decrease in cash used to repay long-term debt. In addition, an increase in customer deposits of $101.2 million (net of deposits acquired) in the first two quarters of 2014 was $207.4 million more than deposit runoff for the same six-month period of 2013. The Company also saw an increase in cash flow from stock options exercised, which contributed to the overall improvement in cash from financing activities.

In the normal course of business, the Company is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases, and long-term debt. The Company provides customers with off-balance sheet credit support through loan commitments, lines of credit, and standby letters of credit. Many of the unused commitments are expected to expire unused or be only partially used; therefore, the total amount of unused commitments does not necessarily represent future cash requirements. Based on its available liquidity and available borrowing capacity, the Company anticipates it will continue to have sufficient funds to meet its current commitments. At June 30, 2014, the Company’s approved loan commitments outstanding totaled $334.2 million. At the same date, commitments under unused lines of credit, including credit card lines, amounted to $3.6 billion.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2014, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

TABLE 27 - CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+ 200	9.1%
+ 100	4.5%
- 100	(2.2)%
- 200	(4.8)%

The influence of using the forward curve as of June 30, 2014 as a basis for projecting the interest rate environment would approximate a 0.9% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

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

TABLE 28 - REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	3Q 2014	4Q 2014	1Q 2015	2Q 2015	Total less than one year
Investment securities	$89,808	$63,497	$57,757	$72,205	$283,267
Covered loans	241,310	69,634	66,928	64,475	442,347
Non-covered loans:
Fixed rate loans	344,273	314,645	278,870	283,740	1,221,528
Variable rate loans	4,434,354	26,689	19,216	21,172	4,501,431

Total non-covered loans	4,778,627	341,334	298,086	304,912	5,722,959

Total loans	5,019,937	410,968	365,014	369,387	6,165,306

	$5,109,745	$474,465	$422,771	$441,592	$6,448,573

Note: Amounts exclude the repricing of assets and liabilities from prior periods, as well as nonaccrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of June 30, 2014, $5.3 billion, or 48.5%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single borrower or industry segment at June 30, 2014.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At the end of the second quarter of 2014, 83.2% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 84.1% at December 31, 2013. Non-interest-bearing transaction accounts were 25.4% of total deposits at June 30, 2014, compared to 24.0% of total deposits at December 31, 2013.

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

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.

TABLE 29 – REPRICING OF LIABILITIES

(Dollars in thousands)	3Q 2014	4Q 2014	1Q 2015	2Q 2015	Total less than one year
Time deposits	$686,395	344,892	265,603	281,769	$1,578,659
Short-term borrowings	584,741	195,000	130,000	125,000	1,034,741
Long-term debt	142,144	2,058	2,055	10,035	156,292

	$1,413,280	$541,950	$397,658	$416,804	$2,769,692

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2013 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2014. Additional information at June 30, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 – Commitments and Contingencies of Notes to the Unaudited Consolidated Financial Statements which is incorporated herein by reference.

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

IBERIABANK Corporation

Date: August 8, 2014	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 8, 2014	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer