Form 10-Q
period 2014-09-30
IBERIABANK CORP
filed 2014-11-10
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014, the Registrant had 33,446,577 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
(Dollars in thousands, except share data)	2014	2013
Assets
Cash and due from banks	$257,147	$238,672
Interest-bearing deposits in banks	410,860	152,724

Total cash and cash equivalents	668,007	391,396
Securities available for sale, at fair value	2,103,828	1,936,797
Securities held to maturity (fair values of $122,458 and $152,566, respectively)	120,520	154,109
Mortgage loans held for sale ($148,530 and $97,273 recorded at fair value, respectively)	148,530	128,442
Loans covered by loss share agreements	524,189	719,793
Non-covered loans, net of unearned income	10,555,010	8,772,226

Total loans, net of unearned income	11,079,199	9,492,019
Allowance for loan losses	(134,540)	(143,074)

Loans, net	10,944,659	9,348,945
FDIC loss share receivables	94,712	162,312
Premises and equipment, net	307,868	287,510
Goodwill	526,242	401,872
Other assets	602,243	554,167

Total Assets	$15,516,609	$13,365,550

Liabilities
Deposits:
Non-interest-bearing	$3,157,453	$2,575,939
Interest-bearing	9,220,322	8,161,061

Total deposits	12,377,775	10,737,000
Short-term borrowings	812,783	680,344
Long-term debt	355,569	280,699
Other liabilities	152,934	136,528

Total Liabilities	13,699,061	11,834,571
Shareholders’ Equity
Preferred stock, $1 par value—5,000,000 shares authorized	—	—
Common stock, $1 par value—50,000,000 shares authorized; 35,262,901 and 31,917,385 shares issued, respectively	35,263	31,917
Additional paid-in capital	1,394,618	1,178,284
Retained earnings	473,885	436,141
Accumulated other comprehensive income (loss)	(256)	(16,491)
Treasury stock at cost—1,822,042 and 2,130,841 shares, respectively	(85,962)	(98,872)

Total Shareholders’ Equity	1,817,548	1,530,979
Total Liabilities and Shareholders’ Equity	$15,516,609	$13,365,550

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For The Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest and Dividend Income
Loans, including fees	$144,846	$120,035	$389,124	$358,344
Mortgage loans held for sale, including fees	1,594	1,289	3,953	3,965
Investment securities:
Taxable interest	9,551	7,837	28,411	22,241
Tax-exempt interest	1,443	1,649	4,500	5,082
Amortization of FDIC loss share receivable	(25,120)	(22,875)	(61,393)	(68,707)
Other	853	577	2,024	2,180

Total interest and dividend income	133,167	108,512	366,619	323,105
Interest Expense
Deposits:
NOW and MMDA	5,046	4,441	13,353	14,462
Savings	88	71	235	238
Time deposits	4,067	4,012	10,093	13,038
Short-term borrowings	406	104	1,022	365
Long-term debt	2,519	2,432	7,489	8,196

Total interest expense	12,126	11,060	32,192	36,299

Net interest income	121,041	97,452	334,427	286,806
Provision for loan losses	5,714	2,014	12,565	445

Net interest income after provision for loan losses	115,327	95,438	321,862	286,361
Non-interest Income
Service charges on deposit accounts	10,205	7,512	25,421	21,415
Mortgage income	12,814	15,202	40,903	51,841
Title revenue	5,577	5,482	15,007	16,199
ATM/debit card fee income	3,287	2,476	8,691	7,017
Income from bank owned life insurance	1,047	908	4,423	2,747
Gain (loss) on sale of available for sale investments	582	(3)	609	2,259
Derivative losses reclassified from other comprehensive income	—	—	—	(392)
Broker commissions	5,297	3,950	14,823	11,347
Other income	6,854	7,736	19,430	17,809

Total non-interest income	45,663	43,263	129,307	130,242
Non-interest Expense
Salaries and employee benefits	64,934	59,234	193,641	185,578
Net occupancy and equipment	14,883	14,572	44,977	44,050
Impairment of FDIC loss share receivables and other long-lived assets	4,741	1,319	5,378	37,750
Communication and delivery	2,525	2,899	8,756	9,286
Marketing and business development	2,624	2,350	8,886	8,486
Data processing	5,693	4,837	21,196	13,093
Amortization of acquisition intangibles	1,493	1,179	3,954	3,543
Professional services	4,267	4,156	13,575	13,675
Costs of OREO property, net	(587)	(359)	1,070	980
Credit and other loan related expense	4,569	5,248	11,208	13,093
Insurance	3,846	3,125	10,518	8,408
Travel and entertainment	2,290	1,912	6,745	6,199
Other expenses	8,782	7,680	24,959	26,269

Total non-interest expense	120,060	108,152	354,863	370,410

Income before income tax expense	40,930	30,549	96,306	46,193
Income tax expense	11,186	7,357	25,619	6,694

Net Income	29,744	23,192	70,687	39,499
Income Available to Common Shareholders—Basic	$29,744	$23,192	$70,687	$39,499
Earnings Allocated to Unvested Restricted Stock	(448)	(425)	(1,159)	(744)

Earnings Available to Common Shareholders—Diluted	29,296	22,767	69,528	38,755
Earnings per common share—Basic	$0.89	$0.78	$2.26	$1.34
Earnings per common share—Diluted	0.89	0.78	2.25	1.33
Cash dividends declared per common share	0.34	0.34	1.02	1.02
Other comprehensive income
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$(7,032)	$5,528	$25,586	$(38,769)
Less: reclassification adjustment for (gains) losses included in net income	(582)	3	(609)	(2,259)

Unrealized gain (loss) on securities, before tax	(7,614)	5,531	24,977	(41,028)
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	—	—	—	952
Less: reclassification adjustment for losses (gains) included in net income	—	—	—	392

Fair value of derivative instruments designated as cash flow hedges, before tax	—	—	—	1,344

Other comprehensive income (loss), before tax	(7,614)	5,531	24,977	(39,684)
Income tax expense (benefit) related to items of other comprehensive (loss) income	(2,665)	1,936	8,742	(13,890)

Other comprehensive income (loss), net of tax	(4,949)	3,595	16,235	(25,794)
Comprehensive income (loss)	$24,795	$26,787	$86,922	$13,705

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		Other
(Dollars in thousands, except share and per share data)	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2012	31,917,385	$31,917	$1,176,180	$411,472	$24,477	2,427,640	$(114,178)	1,529,868
Net income	—	—	—	39,499	—	—	—	39,499
Other comprehensive loss	—	—	—	—	(25,794)	—	—	(25,794)
Cash dividends declared, $1.02 per share	—	—	—	(30,307)	—	—	—	(30,307)
Reissuance of treasury stock under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	(966)	—	—	(94,949)	4,969	4,003
Treasury stock issued for recognition and retention plans	—	—	(8,016)	—	—	(149,765)	8,016	—
Share-based compensation cost	—	—	7,999	—	—	—	—	7,999

Balance, September 30, 2013	31,917,385	$31,917	$1,175,197	$420,664	$(1,317)	2,182,926	$(101,193)	$1,525,268

Balance, December 31, 2013	31,917,385	$31,917	$1,178,284	$436,141	$(16,491)	2,130,841	$(98,872)	$1,530,979
Net income	—	—	—	70,687	—	—	—	70,687
Other comprehensive income	—	—	—	—	16,235	—	—	16,235
Cash dividends declared, $1.02 per share	—	—	—	(32,943)	—	—	—	(32,943)
Reissuance of treasury stock under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	2,168	—	—	(180,423)	6,830	8,998
Common stock issued for acquisitions	3,345,516	3,346	211,319	—	—	—	—	214,665
Treasury stock issued for recognition and retention plans	—	—	(6,080)	—	—	(128,376)	6,080	—
Share-based compensation cost	—	—	8,927	—	—	—	—	8,927

Balance, September 30, 2014	35,262,901	$35,263	$1,394,618	$473,885	$(256)	1,822,042	$(85,962)	$1,817,548

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)
	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$70,687	$39,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,190	19,851
Amortization of purchase accounting adjustments, net	7,899	(1,186)
Provision for loan losses	12,565	445
Share-based equity compensation expense	8,927	7,999
Loss (Gain) on sale of assets, net	7	(51)
Gain on sale of available for sale investments	(609)	(2,259)
Gain on sale of OREO, net	(3,253)	(5,211)
Loss on abandonment of fixed assets	—	4,941
Impairment of FDIC loss share receivables	5,097	31,813
Amortization of premium/discount on investments	10,248	15,426
Derivative (gains) losses on swaps	1	(209)
(Benefit) provision for deferred income taxes	(24,328)	(7,802)
Originations of mortgage loans held for sale	(1,218,684)	(1,712,557)
Proceeds from sales of mortgage loans held for sale	1,234,694	1,923,455
Gain on sale of mortgage loans held for sale, net	(41,412)	(51,709)
Tax benefit associated with share-based payment arrangements	(1,163)	(495)
Decrease (Increase) in other assets	21,553	(15,759)
Other operating activities, net	(14,634)	30,079

Net Cash Provided by Operating Activities	79,785	276,270
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	20,531	44,672
Proceeds from maturities, prepayments and calls of securities available for sale	413,069	618,059
Purchases of securities available for sale	(540,197)	(935,341)
Proceeds from maturities, prepayments and calls of securities held to maturity	32,880	54,372
Purchases of securities held to maturity	—	(5,901)
Reimbursement of recoverable covered asset losses (to) from the FDIC	(457)	56,311
Increase in loans receivable, net	(476,329)	(595,315)
Proceeds from sale of premises and equipment	6,217	7,371
Purchases of premises and equipment	(26,587)	(12,592)
Proceeds from disposition of real estate owned	69,124	76,150
Investment in tax credit entities	(10,384)	(1,696)
Cash received in excess of cash paid for acquisition	188,803	—
Other investing activities, net	(16,073)	8,963

Net Cash Used in Investing Activities	(339,403)	(684,947)
Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	497,970	202,959
Net change in short-term borrowings, net of borrowings acquired	77,338	(44,196)
Proceeds from long-term debt	4,637	2,230
Repayments of long-term debt	(21,012)	(143,625)
Dividends paid to shareholders	(31,701)	(30,223)
Proceeds from sale of treasury stock for stock options exercised	11,141	5,441
Payments to repurchase common stock	(3,307)	(1,933)
Common stock issued	—	—
Tax benefit associated with share-based payment arrangements	1,163	495

Net Cash Provided by (Used in) Financing Activities	536,229	(8,852)
Net Increase (Decrease) In Cash and Cash Equivalents	276,611	(417,529)
Cash and Cash Equivalents at Beginning of Period	391,396	970,977

Cash and Cash Equivalents at End of Period	$668,007	$553,448

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$20,219	$82,383
Common stock issued in acquisition	$214,665	—
Transfers of property into Other Real Estate	$30,442	$82,383
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$30,984	$36,888
Income taxes, net	$42,933	$19,891

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

FAIR VALUE MEASUREMENTS

The Company estimates fair value based on the assumptions market participants would use when selling an asset or transferring a liability and characterizes such measurements within the fair value hierarchy based on the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Mortgage loans held for sale

Mortgage loans originated and held for sale are recorded at fair value under the fair value option, unless otherwise noted. When determining the fair value of loans held for sale, the Company obtains quotes or bids on these loans directly from the purchasing financial institutions (Level 2). See Note 17 for additional information related to mortgage loans held for sale.

Impaired loans

Loans are measured for impairment using the methods permitted by Accounting Standards Codification (‘‘ASC’’) Topic 310. Fair value measurements are used in determining impairment using either the loan’s observable market price (Level 1), if available, or the fair value of the collateral if the loan is collateral dependent (Level 2). Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan’s effective interest rate, is not considered a fair value measurement. Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned (OREO)

Fair values of OREO at September 30, 2014 and December 31, 2013 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $0.5 million and $1.4 million in earnings for the three months ended September 30, 2014 and 2013, respectively, and $1.9 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Derivative financial instruments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The Company offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows the Company to identify a known cost of funds. The rate of return is based on an equity index, and as such represents an embedded derivative. Fair value of interest rate swaps, interest rate lock commitments, forward sales contracts, and equity-linked written and purchased options are estimated using prices of financial instruments with similar characteristics, and thus are classified within Level 2 of the fair value hierarchy. See Note 12 for further discussion and details related to derivative financial instruments.

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

Under current U.S. generally accepted accounting principles (“U.S. GAAP”), the Company may elect to account for the investments using the effective yield method if certain conditions are met, and if they are not met, the investments are accounted for under either the equity method or the cost method. The Company currently accounts for its investments under the equity method. Alternatively, the provisions of ASU No. 2014-01 permit the Company to make an accounting policy election to account for its investments in LIHTC entities using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the Company’s consolidated statements of comprehensive income as a component of income tax expense or benefit. ASU No. 2014-01 would also require the Company to disclose information that enables users of the consolidated financial statements to understand the nature of the Company’s investments, the measurement of these investments, and their effect on the Company’s financial position and results of operations.

ASU No. 2014-01 is effective beginning with the Company’s first quarter ending March 31, 2015, with early adoption permitted. If adopted, the provisions of ASU No. 2014-01 would be applied retrospectively to all financial statement periods presented. The Company is currently assessing the effect that a change in accounting policy would have on its consolidated financial statements, but does not anticipate that the potential accounting policy change to the proportional amortization method would be material to the financial condition, results of operations, or liquidity of the Company. The expanded disclosures required by ASU No. 2014-01 will be incorporated in the Company’s future consolidated financial statements upon adoption.

ASU No. 2014-04

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, in order to clarify when a creditor should reclassify mortgage loans collateralized by residential real estate from their loan portfolio to other real estate owned (“OREO”) upon foreclosure. ASU No. 2014-04 clarifies that an in-substance repossession or foreclosure has occurred when either the creditor obtains legal title to the property or the borrower conveys all interest in the property to the creditor to satisfy the loan through completion of a deed in-lieu-of foreclosure or similar legal agreement. Additionally, ASU No. 2014-04 requires the Company to disclose both the amount of foreclosed residential real estate property held and the investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure.

ASU No. 2014-04 is effective beginning with the Company’s first quarter ending March 31, 2015, with early adoption permitted. When adopting the provisions of ASU No. 2014-04, the Company could apply the provisions using either a prospective transition method or a modified retrospective method. The Company is currently assessing the effect that the adoption would have on its consolidated financial statements, but does not anticipate that adoption would materially affect the Company’s financial condition, results of operations, or liquidity. The expanded disclosures required by this ASU will be incorporated in the Company’s future consolidated financial statements upon adoption.

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

ASU No. 2014-11

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure, which will implement two accounting changes.

ASU No. 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, ASU 2014-11 requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in ASU 2014-11 also require certain disclosures for transfer of financial assets and repurchase agreements.

ASU 2014-11 is effective beginning with the Company’s first quarter ending March 31, 2015. Early adoption is not permitted. Changes will be applied as a cumulative-effect adjustment to retained earnings at the beginning of the adoption period. The disclosures of certain transactions accounted for as a sale is required to be presented beginning with the Company’s first quarter ending March 31, 2015. The company is currently assessing the effect that the adoption of this ASU will have on its Consolidated financial statements, but the Company does not expect that such adoption will have a significant impact on the Company’s consolidated financial statements.

ASU No. 2014-14

In August 2014, the FASB issued ASU No. 2014-14, Receivables- Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, in order to clarify how creditors classify government-guaranteed mortgage loans upon foreclosure, including loans guaranteed by the Federal Housing Administration (“FHA”) of the U.S. Department of Housing and Urban Development and the U.S. Department of Veteran Affairs (“VA”).

ASU No. 2014-14 clarifies that a mortgage loan should be derecognized and that a separate other receivable be recognized upon foreclosure in creditor financial statements if 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance, including principal and interest, expected to be recovered from the guarantor.

ASU No. 2014-14 is effective beginning with the Company’s first quarter ending March 31, 2015, using either a prospective transition method (application of the amendments of the ASU to foreclosures occurring after the adoption date) or modified retrospective transition method (by means of a cumulative-effect adjustment through a reclassification to a separate other receivable). The Company is currently assessing the effect that the adoption of this ASU will have on its consolidated financial statements, but the Company does not expect that such adoption will have a significant impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Income available to common shareholders	$29,744	$23,192	$70,687	$39,499
Distributed earnings (capital) to unvested restricted stock	(444)	(421)	(1,134)	(744)

Distributed earnings (capital) to common shareholders—basic	29,300	22,771	69,553	38,755
Undistributed earnings reallocated to unvested restricted stock	(4)	(4)	(25)	—

Distributed and undistributed earnings to common shareholders—diluted	$29,296	$22,767	$69,528	$38,755

Weighted average shares outstanding—basic (1)	33,309,881	29,631,799	31,316,267	29,582,081
Weighted average shares outstanding—diluted	32,926,969	29,147,232	30,923,050	29,062,238
Earnings per common share—basic	$0.89	$0.78	$2.26	$1.34
Earnings per common share—diluted	0.89	0.78	2.25	1.33
Earnings per unvested restricted stock share—basic	0.88	0.77	2.16	1.33
Earnings per unvested restricted stock share—diluted	0.89	0.78	2.21	1.33

(1)	Weighted average basic shares outstanding include 506,464 and 547,155 shares of unvested restricted stock for the three months ended September 30, 2014 and 2013, respectively, and 525,441 and 559,556 shares for the nine months ended September 30, 2014 and 2013, respectively.

Additional information on the Company’s basic earnings per common share is shown in the following table.

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Distributed earnings to common shareholders	$11,200	$9,926	$32,430	$29,736
Undistributed earnings (distributed capital) to common shareholders	18,100	12,845	37,123	9,019

Total earnings to common shareholders	$29,300	$22,771	$69,553	$38,755
Distributed earnings to unvested restricted stock	$170	$183	$529	$571
Undistributed earnings (distributed capital) to unvested restricted stock	274	238	605	173

Total earnings allocated to restricted stock	$444	$421	$1,134	$744
Distributed earnings per common share	$0.34	$0.34	$1.05	$1.03
Undistributed earnings (distributed capital) per common share	0.55	0.44	1.21	0.31

Total earnings per common share—basic	$0.89	$0.78	$2.26	$1.34
Distributed earnings per unvested restricted stock share	$0.34	$0.34	$1.01	$1.02
Undistributed earnings (distributed capital) per unvested restricted stock share	0.54	0.43	1.15	0.31

Total earnings per unvested restricted stock share—basic	$0.88	$0.77	$2.16	$1.33

For the three months ended September 30, 2014 and 2013, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 621,341 and 642,764, respectively, and are adjusted for the weighted average shares in treasury stock of 1,838,144 and 2,189,978, respectively. For the nine months ended September 30, 2014 and 2013, basic shares outstanding exclude 630,320 and 645,793 shares owned by the RRP, respectively, and are adjusted for 1,901,277 and 2,249,068 shares, respectively, of weighted average shares of treasury stock.

The effects from the assumed exercises of 12,765 and 402,344 stock options were not included in the computation of diluted earnings per share for the three months ended September 30, 2014 and 2013, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the nine months ended September 30, 2014 and 2013, the effects from the assumed exercise of 12,765 and 678,604 stock options, respectively, was not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 4 –ACQUISITION ACTIVITY

Acquisition of Certain Assets and Liabilities of Trust One Bank

On January 17, 2014, IBERIABANK acquired certain assets and assumed certain liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank (hereby referred to as “Trust One-Memphis”). Under terms of the agreement, Synovus Bank paid IBERIABANK $91.6 million in cash to acquire four Trust One-Memphis branches in the Memphis, Tennessee market, which resulted in goodwill of $8.6 million. With this acquisition, IBERIABANK expanded its presence in the Memphis, Tennessee Metropolitan Statistical Area (“MSA”) through the addition of four branches and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market.

Acquisition of Teche Holding Company

On May 31, 2014, the Company acquired Teche Holding Company (“Teche”), the holding company of Teche Federal Bank, a New Iberia, Louisiana-based commercial bank servicing south Louisiana. Under terms of the agreement, for each share of Teche stock outstanding, Teche shareholders received 1.162 shares of the Company’s common stock, as well as a cash payment for any fractional share and unexercised option to purchase Teche stock. The Company acquired all of the outstanding common stock of the former Teche shareholders for total consideration of $156.7 million, which resulted in goodwill of $84.8 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence in the Acadiana region of Louisiana through the addition of 20 branches and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,498,007	$156,026

Total equity consideration		156,026
Non-Equity consideration
Cash		714

Total consideration paid		156,740
Fair value of net assets assumed including identifiable intangible assets		71,954

Goodwill		$84,786

Acquisition of First Private Holdings, Inc.

On June 30, 2014, the Company acquired First Private Holdings, Inc. (“First Private”), the holding company of First Private Bank of Texas, a Dallas, Texas-based commercial bank with four branch locations, including two mobile branches. Under terms of the agreement, for each share of First Private stock outstanding, First Private shareholders received 0.27 of a share of the Company’s common stock, as well as a cash payment for any fractional share. The Company acquired all of the outstanding common stock of the former First Private shareholders for total consideration of $58.6 million, which resulted in goodwill of $30.6 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence into the Dallas, Texas MSA through the addition of branches and an experienced in-market team. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	847,509	$58,639

Total equity consideration		58,639
Non-Equity consideration
Cash		1

Total consideration paid		58,640
Fair value of net liabilities assumed including identifiable intangible assets		28,029

Goodwill		$30,611

The Company accounted for the aforementioned business combinations as purchase business combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The following purchase price allocations on these acquisitions are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the acquisition dates, the Company will make any final adjustments to the purchase price allocation and retrospectively adjust any goodwill recorded. Material adjustments to acquisition date estimated fair values would be recorded in the period in which the acquisition occurred, and as a result, previously reported results are subject to change. Information regarding the Company’s loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances, recorded in the acquisitions may be adjusted as the Company refines its estimates of the current and deferred tax balances acquired, as well as the fair values of loans acquired, core deposit intangible asset, and the deferred tax assets or liabilities created from the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.

The acquired assets and liabilities, as well as the preliminary adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables.

Trust One - Memphis		Preliminary
		Fair Value		As recorded by
(Dollars in thousands)	As Acquired	Adjustments		IBERIABANK
Assets
Cash and cash equivalents	$92,060	$—		$92,060
Loans	88,179	(1,726	)(1)	86,453
Other real estate owned	1,325	—		1,325
Core deposit intangible	—	2,597	(2)	2,597
Other assets	368	—		368

Total Assets	$181,932	$871		$182,803
Liabilities
Interest-bearing deposits	$164,942	$—		$164,942
Non-interest-bearing deposits	26,373	—		26,373
Deferred tax liability	—	—		—
Other liabilities	84	—		84

Total Liabilities	$191,399	$—		$191,399

Explanation of certain fair value adjustments

(1)	The amount represents the adjustment of the book value of Trust One-Memphis loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(2)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

Teche		Preliminary
		Fair Value		As recorded by
(Dollars in thousands)	As Acquired	Adjustments		IBERIABANK
Assets
Cash and cash equivalents	$71,611	$—		$71,611
Investment securities	24,077	1,092	(1)	25,169
Loans	716,196	(16,636	)(2)	699,560
Other real estate owned	329	(153	)(3)	176
Core deposit intangible	—	2,055	(4)	2,055
Deferred tax asset	1,057	7,337	(5)	8,394
Other assets	56,752	(6,261	)(6)	50,491

Total Assets	$870,022	$(12,566)		$857,456
Liabilities
Interest-bearing deposits	$520,446	$902	(7)	$521,348
Non-interest-bearing deposits	118,256	—		118,256
Borrowings	134,228	6,304	(8)	140,532
Other liabilities	5,366	—		5,366

Total Liabilities	$778,296	$7,206		$785,502

Explanation of certain fair value adjustments

(1)	The amount represents the adjustment to the book value of Teche’s investments to their estimated fair value based on fair values on the date of acquisition.
(2)	The amount represents the adjustment of the book value of Teche loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(3)	The amount represents the adjustment to the book value of Teche’s OREO to their estimated fair value on the date of acquisition.
(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.
(5)	The amount represents the deferred tax asset recognized on the fair value adjustment of Teche acquired assets and assumed liabilities.
(6)	The amount represents the write down of the book value of Teche’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.
(7)	The adjustment is necessary because the weighted average interest rate of Teche’s deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 85 months.
(8)	The adjustment is necessary because the interest rate of Teche’s borrowings exceeded current interest rates on similar borrowings.

First Private		Preliminary
		Fair Value		As recorded by
(Dollars in thousands)	As Acquired	Adjustments		IBERIABANK
Assets
Cash and cash equivalents	$26,621	$—		$26,621
Investment securities	18,920	297	(1)	19,217
Loans	295,736	(910	)(2)	294,826
Other real estate owned	—	—		—
Core deposit intangible	—	506	(3)	506
Deferred tax asset (liability)	530	122	(4)	652
Other assets	5,230	—		5,230

Total Assets	$347,037	$15		$347,052
Liabilities
Interest-bearing deposits	$261,713	$220	(5)	$261,933
Non-interest-bearing deposits	50,333	—		50,333
Borrowings	6,451	—		6,451
Other liabilities	306	—		306

Total Liabilities	$318,803	$220		$319,023

Explanation of certain fair value adjustments

(1)	The amount represents the adjustment to the book value of First Private’s investments to their estimated fair value based on fair values on the date of acquisition.
(2)	The amount represents the adjustment of the book value of First Private loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(3)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.
(4)	The amount represents the deferred tax liability recognized on the fair value adjustment of First Private acquired assets and assumed liabilities.
(5)	The adjustment is necessary because the weighted average interest rate of First Private’s deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 85 months.

Acquisitions of LTC

On February 24, 2014, the Company’s subsidiary, LTC, acquired the assets of The Title Company LLC. Under terms of the agreement, LTC paid $0.4 million in cash to acquire a title office in Baton Rouge, Louisiana, which resulted in goodwill of $0.2 million.

On May 1, 2014, LTC acquired the assets of Louisiana Abstract and Title, LLC. Under terms of the agreement, LTC paid $0.2 million in cash to acquire a title office in Shreveport, Louisiana. In addition, the agreement provides for potential additional cash consideration based on earnings over a four-year period after the acquisition.

The acquisitions were accounted for under the purchase method of accounting in accordance with ASC Topic 805. Purchased assets were recorded at their acquisition date fair values. Identifiable intangible assets were recorded at fair value. Because the consideration paid was greater than the net fair value of the acquired assets, the Company recorded goodwill as part of the acquisitions. The goodwill recognized was the result of LTC’s expanded presence into the Baton Rouge and Shreveport Louisiana MSAs and experienced in-market teams that enhance its ability to compete in those markets. As part of the acquisitions, LTC also acquired or created the following other assets:

		Louisiana Abstract and Title
(Dollars in thousands)	The Title Company LLC	LLC
Goodwill	$221	$155
Non-compete agreement	63	100
Title plant	14	9
Other intangible assets	75	130
Other assets	3	6

Total Assets	$376	$400

Supplemental unaudited pro forma information

The following unaudited pro forma information for the nine months ended September 30, 2013 reflects the Company’s estimated consolidated results of operations as if the acquisitions of Trust One-Memphis, Teche, and First Private occurred at January 1, 2013, unadjusted for potential cost savings and preliminary purchase price adjustments.

(Dollars in thousands, except per share data)	2013
Interest and non-interest income	$500,638
Net income	46,139
Earnings per share—basic	1.40
Earnings per share—diluted	1.40

The Company’s consolidated financial statements as of and for the nine months ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities for the days subsequent to the respective acquisition dates. Due to the system conversion of the acquired entities throughout the current nine-month period and subsequent integration of the operating activities of the acquired branches into existing Company markets, historical reporting for the former Trust One-Memphis, Teche, and First Private branches is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$359,404	$1,465	$(5,926)	$354,943
Obligations of state and political obligations	87,895	3,891	—	91,786
Mortgage-backed securities	1,656,341	11,613	(12,338)	1,655,616
Other securities	1,460	23	—	1,483

Total securities available for sale	$2,105,100	$16,992	$(18,264)	$2,103,828
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$10,000	$157	$—	$10,157
Obligations of state and political obligations	79,309	3,044	(266)	82,087
Mortgage-backed securities	31,211	197	(1,194)	30,214

Total securities held to maturity	$120,520	$3,398	$(1,460)	$122,458

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$406,092	$1,382	$(11,913)	$395,561
Obligations of state and political obligations	105,300	2,435	(256)	107,479
Mortgage-backed securities	1,450,194	10,031	(27,947)	1,432,278
Other securities	1,460	19	—	1,479

Total securities available for sale	$1,963,046	$13,867	$(40,116)	$1,936,797
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$34,478	$484	$—	$34,962
Obligations of state and political obligations	84,290	1,463	(1,624)	84,129
Mortgage-backed securities	35,341	258	(2,124)	33,475

Total securities held to maturity	$154,109	$2,205	$(3,748)	$152,566

Securities with carrying values of $1.4 billion and $1.5 billion were pledged to secure public deposits and other borrowings at September 30, 2014 and December 31, 2013, respectively.

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

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	September 30, 2014
	Less Than Twelve Months		Over Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$(5,926)	$258,521	$(5,926)	$258,521
Obligations of state and political obligations	—	186	—	—	—	186
Mortgage-backed securities	(2,846)	552,357	(9,492)	333,795	(12,338)	886,152

Total securities available for sale	$(2,846)	$552,543	$(15,418)	$592,316	$(18,264)	$1,144,859
Securities held to maturity:
Obligations of state and political obligations	$(1)	$564	$(265)	$10,811	$(266)	$11,375
Mortgage-backed securities	—	72	(1,194)	24,303	(1,194)	24,375

Total securities held to maturity	$(1)	$636	$(1,459)	$35,114	$(1,460)	$35,750

	December 31, 2013
	Less Than Twelve Months		Over Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(11,764)	$298,515	$(149)	$5,515	$(11,913)	$304,030
Obligations of state and political obligations	(30)	2,415	(226)	1,047	(256)	3,462
Mortgage-backed securities	(23,749)	864,899	(4,198)	81,870	(27,947)	946,769

Total securities available for sale	$(35,543)	$1,165,829	$(4,573)	$88,432	$(40,116)	$1,254,261
Securities held to maturity:
Obligations of state and political obligations	$(1,181)	$29,355	$(443)	$6,240	$(1,624)	$35,595
Mortgage-backed securities	(952)	12,913	(1,172)	11,616	(2,124)	24,529

Total securities held to maturity	$(2,133)	$42,268	$(1,615)	$17,856	$(3,748)	$60,124

The Company assessed the nature of the losses in its portfolio as of September 30, 2014 and December, 31, 2013 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Except for the particular municipal bond discussed below, in each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security.

At September 30, 2014, 162 debt securities had unrealized losses of 1.64% of the securities’ amortized cost basis and 0.89% of the Company’s total amortized cost basis. At December 31, 2013, 207 debt securities had unrealized losses of 3.23% of the securities’ amortized cost basis and 2.07% of the Company’s total amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes. Additional information on securities that have been in a continuous loss position for over twelve months at September 30, 2014 and December 31, 2013 is presented in the following table.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	78	20
Issued by political subdivisions	6	5

	84	25
Amortized Cost Basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$633,230	$104,520
Issued by political subdivisions	11,076	7,956

	$644,306	$112,476
Unrealized Loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$16,611	$5,519
Issued by political subdivisions	265	669

	$16,876	$6,188

The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moodys. Six of the securities in a continuous loss position for over twelve months were issued by political subdivisions. The securities issued by political subdivisions have credit ratings by S&P ranging from A+ to AAA and credit ratings from Moody’s ranging from A2 to Aaa.

Prior to 2013, management assessed the operating environment of a bond issuer as adverse and concluded that the Company had one unrated revenue municipal bond that warranted an other-than-temporary impairment charge. The specific impairment was related to the loss of the contracted revenue source required for bond repayment. The Company determined the impairment charge using observable market data for similar assets, including third party valuation of the security, as well as information from unobservable inputs, including its best estimate of the recoverability of the amortized cost of the security as outlined above. Changes to the unobservable inputs used by the Company would have resulted in a higher or lower impairment charge, but the unobservable inputs were not highly sensitive and would not result in a material difference in the impairment charge recorded. The Company recorded total impairment of 50% of the par value of the bond and provided a fair value of the bond that was consistent with current market pricing. During the third quarter of 2014, the Company sold the municipal bond and recorded a gain of $0.6 million in the Company’s unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2014 and 2013, there was no activity related to credit losses on the other-than temporarily impaired investment security where a portion of the unrealized loss was recognized in other comprehensive income.

As a result of the Company’s analysis, no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at September 30, 2014 or December 31, 2013.

The amortized cost and estimated fair value of investment securities by maturity at September 30, 2014 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
	Weighted		Estimated	Weighted		Estimated
	Average	Amortized	Fair	Average	Amortized	Fair
(Dollars in thousands)	Yield	Cost	Value	Yield	Cost	Value
Within one year or less	1.27%	$15,397	$15,488	2.65%	$10,000	$10,157
One through five years	1.54	241,992	241,502	2.84	12,968	13,352
After five through ten years	2.10	474,758	476,954	2.97	17,983	18,591
Over ten years	2.18	1,372,953	1,369,884	3.05	79,569	80,358

Total	2.08%	$2,105,100	$2,103,828	2.98%	$120,520	$122,458

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013
Realized gains	$582	$—	$609	$2,369
Realized losses	—	(3)	—	(110)

Net realized gains (losses)	$582	$(3)	$609	$2,259

In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.

Other Equity Securities

At September 30, 2014 and December 31, 2013, the Company included the following securities in “Other assets” on the consolidated balance sheets:

	September 30	December 31
(Dollars in thousands)	2014	2013
Federal Home Loan Bank (FHLB) stock	$41,011	$24,369
Federal Reserve Bank (FRB) stock	34,348	28,098
Other investments	1,306	1,306

Total	$76,665	$53,773

NOTE 6 – LOANS RECEIVABLE

Loans receivable consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	September 30, 2014
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$4,032,419	$247,156	$4,279,575
Business	3,193,098	34,234	3,227,332

	7,225,517	281,390	7,506,907
Residential mortgage loans:
Residential 1-4 family	911,099	130,976	1,042,075
Construction / Owner Occupied	27,888	—	27,888

	938,987	130,976	1,069,963
Consumer and other loans:
Home equity	1,458,067	107,811	1,565,878
Indirect automobile	394,691	—	394,691
Other	537,748	4,012	541,760

	2,390,506	111,823	2,502,329

Total	$10,555,010	$524,189	$11,079,199

	December 31, 2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total
Commercial loans:
Real estate	$3,479,973	$387,332	$3,867,305
Business	2,959,088	37,025	2,996,113

	6,439,061	424,357	6,863,418
Residential mortgage loans:
Residential 1-4 family	423,057	154,025	577,082
Construction / Owner Occupied	9,450	—	9,450

	432,507	154,025	586,532
Consumer and other loans:
Home equity	1,154,670	137,122	1,291,792
Indirect automobile	375,236	—	375,236
Other	370,752	4,289	375,041

	1,900,658	141,411	2,042,069

Total	$8,772,226	$719,793	$9,492,019

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

Deferred loan origination fees were $19.4 million and $18.6 million and deferred loan expenses were $9.0 million and $7.6 million at September 30, 2014 and December 31, 2013, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2014 and December 31, 2013, overdrafts of $3.7 million and $3.1 million, respectively, have been reclassified to loans receivable.

Loans with carrying values of $2.7 billion and $2.3 billion were pledged to secure public deposits and other borrowings at September 30, 2014 and December 31, 2013, respectively.

Non-covered Loans

The following tables provide an analysis of the aging of non-covered loans as of September 30, 2014 and December 31, 2013. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans originated by the Company. For purposes of the following tables, subprime mortgage loans are defined as the Company’s mortgage loans that have FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	September 30, 2014
	Non-covered loans excluding acquired loans
						Total Non-covered	Recorded
	Past Due (1)					Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Unearned Income	and Accruing
Commercial real estate construction	$84	$—	$1,317	$1,401	$634,593	$635,994	$—
Commercial real estate—other	1,347	640	6,789	8,776	2,882,842	2,891,618	—
Commercial business	1,475	44	2,737	4,256	3,089,617	3,093,873	—
Residential prime	1,859	1,349	10,973	14,181	362,513	376,694	—
Residential subprime	—	2	6,197	6,199	114,182	120,381	—
Home equity	1,783	201	7,310	9,294	1,220,704	1,229,998	4
Indirect automobile	1,825	502	1,338	3,665	390,413	394,078	—
Credit card	149	123	987	1,259	67,472	68,731	—
Other	720	337	416	1,473	367,102	368,575	—

Total	$9,242	$3,198	$38,064	$50,504	$9,129,438	$9,179,942	$4

	December 31, 2013
	Non-covered loans excluding acquired loans
						Total Non-covered	Recorded
	Past Due (1)					Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Unearned Income	and Accruing
Commercial real estate construction	$—	$—	$1,803	$1,803	$381,292	$383,095	$—
Commercial real estate—other	6,098	5,630	7,650	19,378	2,732,431	2,751,809	2
Commercial business	2,117	423	15,020	17,560	2,888,491	2,906,051	—
Residential prime	1,104	852	9,684	11,640	286,167	297,807	1,073
Residential subprime	—	—	1,626	1,626	114,939	116,565	—
Home equity	1,956	569	6,808	9,333	1,091,894	1,101,227	—
Indirect automobile	1,427	293	1,275	2,995	370,388	373,383	—
Credit card	266	92	411	769	62,873	63,642	—
Other	458	106	485	1,049	293,693	294,742	—

Total	$13,426	$7,965	$44,762	$66,153	$8,222,168	$8,288,321	$1,075

(1)	Past due loans include loans on nonaccrual status as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	September 30, 2014
	Non-covered acquired loans
							Total Non-covered	Recorded
	Past Due (1)						Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount/ Premium	Unearned Income	and Accruing
Commercial real estate construction	$340	$45	$2,118	$2,503	$36,832	$(2,061)	$37,274	$1,821
Commercial real estate—other	1,464	277	22,081	23,822	486,238	(42,527)	467,533	20,614
Commercial business	717	25	1,905	2,647	101,722	(5,144)	99,225	1,892
Residential prime	76	931	7,437	8,444	432,837	631	441,912	369
Home equity	1,615	1,003	8,203	10,821	228,051	(10,803)	228,069	4,102
Indirect automobile	7	1	43	51	606	(44)	613	43
Other	337	7	2,051	2,395	109,599	(11,552)	100,442	389

Total	$4,556	$2,289	$43,838	$50,683	$1,395,885	$(71,500)	$1,375,068	$29,230

	December 31, 2013
	Non-covered acquired loans
							Total Non-covered	Recorded
	Past Due (1)						Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount/ Premium	Unearned Income	and Accruing
Commercial real estate construction	$388	$—	$2,542	$2,930	$19,833	$(2,532)	$20,231	$2,542
Commercial real estate—other	1,798	1,963	27,967	31,728	345,286	(52,176)	324,838	27,967
Commercial business	544	—	1,218	1,762	54,189	(2,914)	53,037	1,218
Residential prime	—	—	226	226	18,796	(887)	18,135	226
Home equity	313	516	4,242	5,071	53,995	(5,623)	53,443	4,242
Indirect automobile	33	—	95	128	1,725	—	1,853	95
Other	175	101	975	1,251	12,598	(1,481)	12,368	975

Total	$3,251	$2,580	$37,265	$43,096	$506,422	$(65,613)	$483,905	$37,265

(1)	Past due information presents acquired loans at the gross loan balance, prior to application of discounts.

Non-accrual Loans

The following table provides the recorded investment of non-covered loans, excluding acquired loans, on non-accrual status at September 30, 2014 and December 31, 2013.

	September 30	December 31
(Dollars in thousands)	2014	2013
Commercial real estate construction	$1,317	$1,803
Commercial real estate—other	6,789	7,648
Commercial business	2,737	15,020
Residential prime	10,973	8,611
Residential subprime	6,197	1,626
Home equity	7,306	6,808
Indirect automobile	1,338	1,275
Credit card	987	411
Other	416	485

Total	$38,060	$43,687

Covered Loans

The carrying amount of the acquired covered loans at September 30, 2014 and December 31, 2013 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	September 30, 2014
	Acquired	Acquired	Total
	Impaired	Performing	Covered
(Dollars in thousands)	Loans	Loans	Loans
Commercial loans:
Real estate	$4,678	$242,478	$247,156
Business	620	33,614	34,234

	5,298	276,092	281,390
Residential mortgage loans:
Residential 1-4 family	24,304	106,672	130,976
Construction / Owner Occupied	—	—	—

	24,304	106,672	130,976
Consumer and other loans:
Home equity	16,210	91,601	107,811
Indirect automobile	—	—	—
Other	489	3,523	4,012

	16,699	95,124	111,823

Total	$46,301	$477,888	$524,189

	December 31, 2013
	Acquired	Acquired	Total
	Impaired	Performing	Covered
(Dollars in thousands)	Loans	Loans	Loans
Commercial loans:
Real estate	$14,904	$372,428	$387,332
Business	—	37,025	37,025

	14,904	409,453	424,357
Residential mortgage loans:
Residential 1-4 family	28,223	125,802	154,025
Construction / Owner Occupied	—	—	—

	28,223	125,802	154,025
Consumer and other loans:
Home equity	21,768	115,354	137,122
Indirect automobile	—	—	—
Other	1,182	3,107	4,289

	22,950	118,461	141,411

Total	$66,077	$653,716	$719,793

Loans Acquired

The Company acquired loans (both covered and non-covered) through previous acquisitions, which are subject to ASC Topic 310-30.

As discussed in Note 4, during 2014, the Company acquired loans of $86.5 million from Trust One-Memphis, $699.6 million from Teche, and $294.8 million from First Private in the current period. Acquired loans totaling $1.1 billion are accounted for under ASC Topic 310-10, while the carrying amounts of the loans acquired in the current period subject to ASC Topic 310-30 are detailed in the following table as of the purchase date. The allocation of loans acquired from both Teche and First Private between loans subject to ASC Topic 310-30 and those subject to ASC Topic 310-10 is preliminary and subject to change up to one year after the acquisition date as information on these loans becomes available.

	Acquired	Acquired	Total
	Impaired	Performing	Acquired
(Dollars in thousands)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$82,967	$15,130	$98,097
Nonaccretable difference (expected losses and foregone interest)	(4,197)	(361)	(4,558)

Cash flows expected to be collected at acquisition	78,770	14,769	93,539
Accretable yield	(8,242)	(1,536)	(9,778)

Basis in acquired loans at acquisition	$70,528	$13,233	$83,761

The following is a summary of changes in the accretable difference of acquired loans during the nine months ended September 30, 2014 and 2013.

	September 30, 2014
	Acquired	Acquired	Total
	Impaired	Performing	Acquired
(Dollars in thousands)	Loans	Loans	Loans
Balance at beginning of period	$78,349	$276,543	$354,892
Acquisition	8,242	1,536	9,778
Transfers from nonaccretable difference to accretable yield	3,952	13,872	17,824
Accretion	(12,766)	(66,590)	(79,356)
Changes in expected cash flows not affecting nonaccretable differences (1)	(6,873)	(19,377)	(26,250)

Balance at end of period	$70,904	$205,984	$276,888

	September 30, 2013
	Acquired	Acquired	Total
	Impaired	Performing	Acquired
	Loans	Loans	Loans
Balance at beginning of period	$76,623	$279,770	$356,393
Transfers from nonaccretable difference to accretable yield	6,148	34,480	40,628
Accretion	(13,519)	(119,193)	(132,712)
Changes in expected cash flows not affecting nonaccretable differences (1)	10,561	81,173	91,734

Balance at end of period	$79,813	$276,230	$356,043

(1)	Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings

Information about the Company’s troubled debt restructurings (“TDRs”) at September 30, 2014 and 2013 is presented in the following tables. The Company excludes as TDRs modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as acquired loans. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

	September 30, 2014				September 30, 2013
	Accruing Loans				Accruing Loans
		Past Due	Nonaccrual			Past Due	Nonaccrual
(Dollars in thousands)	Current	> 30 days	TDRs	Total TDRs	Current	> 30 days	TDRs	Total TDRs
Commercial real estate construction	$—	$—	$—	$—	$—	—	—	—
Commercial real estate—other	367	—	58	425	411	—	5,601	6,012
Commercial business	726	—	2,027	2,753	1,056	—	12,610	13,666
Residential prime	—	—	—	—	—	—	—	—
Residential subprime	—	—	—	—	—	—	—	—
Home equity	—	—	243	243	—	—	263	263
Indirect automobile	—	—	—	—	—	—	—	—
Credit card	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	$1,093	$—	$2,328	$3,421	$1,467	$—	$18,474	$19,941

At September 30, 2014, there were no TDRs that occurred during the first nine months through modification of the original loan terms. TDRs totaling $11.2 million occurred during the nine-month period ending September 30, 2013 and were subsequently charged off during the same period. The following table provides information on how the TDRs were modified during the nine months ended September 30:

(Dollars in thousands)	2014	2013
Extended maturities	$—	$—
Interest rate adjustment	—	—
Maturity and interest rate adjustment	—	—
Movement to or extension of interest-rate only payments	—	—
Forbearance	—	—
Other concession(s) (1)	—	11,210

Total	$—	$11,210

(1)	Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance or covenant modifications.

The Company had no commercial business, mortgage or consumer TDRs that were added during the nine month periods for September 30, 2014 and 2013. Information about the Company’s TDRs occurring in these periods is presented in the following table.

	September 30, 2014			September 30, 2013
		Pre-modification	Post-modification		Pre-modification	Post-modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(In thousands, except number of loans)	Loans	Investment	Investment (1)	Loans	Investment	Investment (1)
Commercial real estate	—	$—	$—	5	$12,507	$12,329

Total	—	$—	$—	5	$12,507	$12,329

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.

Information detailing non-covered TDRs that subsequently defaulted during the previous twelve months is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	September 30, 2014		September 30, 2013
	Number of	Recorded	Number of	Recorded
(In thousands, except number of loans)	Loans	Investment	Loans	Investment
Commercial real estate	31	$58	45	$6,012
Commercial business	11	1,767	13	12,370
Residential prime	—	—	—	—
Home Equity	—	—	1	47
Indirect automobile	—	—	—	—
Credit card	—	—	—	—
Other	1	—	1	—

Total	43	$1,825	60	$18,429

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Allowance for Credit Losses Activity

A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014
	Non-covered loans
	Excluding
(Dollars in thousands)	Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for credit losses
Balance at beginning of period	$67,342	$4,557	$71,175	$143,074
(Reversal of) Provision for loan losses before benefit attributable to FDIC loss share agreements	9,099	(1,259)	5,878	13,718
Adjustment attributable to FDIC loss share arrangements	—	—	(1,153)	(1,153)

Net (reversal of) provision for loan losses	9,099	(1,259)	4,725	12,565
Adjustment attributable to FDIC loss share arrangements	—	—	1,153	1,153
Transfer of balance to OREO	—	(207)	(5,171)	(5,378)
Loans charged-off	(8,242)	(586)	(12,823)	(21,651)
Recoveries	4,338	401	38	4,777

Balance at end of period	$72,537	$2,906	$59,097	$134,540
Reserve for unfunded lending commitments
Balance, beginning of period	$11,147	$—	$—	$11,147
Provision for unfunded lending commitments	952	—	—	952

Balance at end of period	$12,099	$—	$—	$12,099

	September 30, 2013
	Non-covered loans
	Excluding
	Acquired Loans	Acquired Loans	Covered Loans	Total
Allowance for loan losses
Balance at beginning of period	$74,211	$8,816	$168,576	$251,603
(Reversal of) Provision for loan losses before adjustment attributable to FDIC loss share agreements	2,884	(2,464)	(58,540)	(58,120)
Adjustment attributable to FDIC loss share arrangements	—	—	58,565	58,565

Net (reversal of) provision for loan losses	2,884	(2,464)	25	445
Adjustment attributable to FDIC loss share arrangements	—	—	(58,565)	(58,565)
Transfer of balance to OREO	—	(1,013)	(29,302)	(30,315)
Transfer of balance to the RULC	(9,828)	—	—	(9,828)
Loans charged-off	(7,455)	(10)	(1,683)	(9,148)
Recoveries	4,353	—	—	4,353

Balance at end of period	64,165	5,329	$79,051	$148,545
Reserve for unfunded lending commitments
Balance, beginning of period	—	—	—	—
Transfer of balance from the allowance for loan losses	9,828	—	—	9,828
Provision for unfunded lending commitments	2,131	—	—	2,131

Balance at end of period	$11,959	$—	$—	$11,959

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014
	Commercial	Commercial
(Dollars in thousands)	real estate	business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$26,590	$28,515	$2,546	$14,248	$—	$71,899
(Reversal of) Provision for loan losses	611	2,187	514	4,528	—	7,840
Transfer of balance to OREO	—	(130)	(12)	(65)	—	(207)
Loans charged off	(1,214)	(1,097)	(607)	(5,910)	—	(8,828)
Recoveries	2,209	93	134	2,303	—	4,739

Balance at end of period	$28,196	$29,568	$2,575	$15,104	$—	$75,443
Reserve for unfunded commitments
Balance at beginning of period	$3,089	$4,839	$72	$3,147	$—	$11,147
(Reversal of) Provision for unfunded commitments	726	192	11	23	—	952

Balance at end of period	$3,815	$5,031	$83	$3,170	$—	$12,099
Allowance on loans individually evaluated for impairment	$25	$—	$—	$—	$—	$25
Allowance on loans collectively evaluated for impairment	28,171	29,568	2,575	15,104	—	75,418
Loans, net of unearned income:
Balance at end of period	$4,032,419	$3,193,098	$938,987	$2,390,506	$—	$10,555,010
Balance at end of period individually evaluated for impairment	7,357	3,276	—	706	—	11,339
Balance at end of period collectively evaluated for impairment	4,025,062	3,189,822	938,987	2,389,800	—	10,543,671
Balance at end of period acquired with deteriorated credit quality	15,061	2,562	160	1,707	—	19,490

	September 30, 2013
	Commercial	Commercial
(Dollars in thousands)	real estate	business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$38,264	$28,721	$2,125	$13,917	$—	$83,027
(Reversal of) Provision for loan losses	(6,926)	(582)	1,048	6,880	—	420
Transfer of balance to OREO	(279)	(81)	(646)	(7)	—	(1,013)
Transfer of balance to the RULC	(2,939)	(3,497)	(40)	(3,352)	—	(9,828)
Loans charged off	(1,966)	(531)	(481)	(4,487)	—	(7,465)
Recoveries	1,498	354	698	1,803	—	4,353

Balance at end of period	$27,652	$24,384	$2,704	$14,754	$—	$69,494
Reserve for unfunded commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Transfer of balance from the allowance for loan losses	2,939	3,497	40	3,352		9,828
Provision for unfunded commitments	1,207	610	38	276		2,131

Balance at end of period	$4,146	$4,107	$78	$3,628	$—	$11,959

Allowance on loans individually evaluated for impairment	$8	$801	$283	$—	$—	$1,092
Allowance on loans collectively evaluated for impairment	27,644	23,583	2,421	14,754	—	68,402
Loans, net of unearned income:
Balance at end of period	$3,320,333	$2,643,822	$409,940	$1,861,940	$—	$8,236,035
Balance at end of period individually evaluated for impairment	9,529	14,548	1,407	263	—	25,747
Balance at end of period collectively evaluated for impairment	3,310,804	2,629,274	408,533	1,861,677	—	8,210,288
Balance at end of period acquired with deteriorated credit quality	16,287	45	120	1,815	—	18,267

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014
	Commercial	Commercial
(Dollars in thousands)	real estate	business	Mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Balance at beginning of period	$38,772	$5,380	$10,889	$16,134	$—	$71,175
Provision for loan losses	2,544	376	971	834	—	4,725
(Decrease) Increase in FDIC loss share receivable	734	609	(2,911)	2,721	—	1,153
Transfer of balance to OREO	(1,874)	(1,162)	(648)	(1,487)	—	(5,171)
Loans charged off	(9,578)	(2,192)	(90)	(963)	—	(12,823)
Recoveries	38	—	—	—	—	38

Balance at end of period	$30,636	$3,011	$8,211	$17,239	$—	$59,097
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	30,636	3,011	8,211	17,239	—	59,097
Loans, net of unearned income:
Balance at end of period	$247,156	$34,234	$130,976	$111,823	$—	$524,189
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	247,156	34,234	130,976	111,823	—	524,189
Balance at end of period acquired with deteriorated credit quality	4,678	620	24,304	16,699	—	46,301

	September 30, 2013
	Commercial	Commercial
(Dollars in thousands)	real estate	business	Mortgage	Consumer	Unallocated	Total
Allowance for credit losses
Balance at beginning of period	$100,871	$11,375	$22,566	$33,764	$—	$168,576
(Reversal of) Provision for loan losses	27	—	(1)	(1)	—	25
(Decrease) Increase in FDIC loss share receivable	(30,853)	(3,137)	(5,734)	(18,841)	—	(58,565)
Transfer of balance to OREO	(22,375)	(314)	(6,614)	1	—	(29,302)
Loans charged off	(1,683)	—	—	—	—	(1,683)

Balance at end of period	$45,987	$7,924	$10,217	$14,923	$—	$79,051
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	45,987	7,924	10,217	14,923	—	79,051
Loans, net of unearned income:
Balance at end of period	$459,506	$40,422	$153,515	$153,559	$—	$807,002
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	459,506	40,422	153,515	153,559	—	807,002
Balance at end of period acquired with deteriorated credit quality	23,751	—	28,333	26,400	—	78,484

Credit Quality

The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans receivable between acquired loans and loans that were not acquired. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of September 30, 2014 and December 31, 2013, respectively. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at September 30, 2014 and December 31, 2013.

	Non-covered loans excluding acquired loans
	September 30, 2014					December 31, 2013
		Special					Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate construction	$624,592	$249	$11,153	$—	$635,994	$370,824	$9,309	$2,962	$—	$383,095
Commercial real estate—other	2,817,777	46,718	26,700	423	2,891,618	2,694,161	27,227	30,308	113	2,751,809
Commercial business	3,047,885	23,093	20,921	1,974	3,093,873	2,866,794	6,164	32,167	926	2,906,051

Total	$6,490,254	$70,060	$58,774	$2,397	$6,621,485	$5,931,779	$42,700	$65,437	$1,039	$6,040,955

	Non-covered loans excluding acquired loans
	September 30, 2014			December 31, 2013
		30+ Days			30+ Days
(Dollars in thousands)	Current	Past Due	Total	Current	Past Due	Total
Residential prime	$362,513	$14,181	$376,694	$286,167	$11,640	$297,807
Residential subprime	114,182	6,199	120,381	114,939	1,626	116,565
Home equity	1,220,704	9,294	1,229,998	1,091,894	9,333	1,101,227
Indirect automobile	390,413	3,665	394,078	370,388	2,995	373,383
Credit card	67,472	1,259	68,731	62,873	769	63,642
Consumer—other	367,102	1,473	368,575	293,693	1,049	294,742

Total	$2,522,386	$36,071	$2,558,457	$2,219,954	$27,412	$2,247,366

	Non-covered acquired loans
	September 30, 2014						December 31, 2013
		Special						Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Discount	Total	Pass	Mention	Substandard	Doubtful	Discount	Total
Commercial real estate construction	$30,675	$3,671	$4,989	$—	$(2,061)	$37,274	$17,132	$196	$5,435	$—	$(2,532)	$20,231
Commercial real estate—other	456,790	11,065	42,027	178	(42,527)	467,533	310,303	15,351	51,267	93	(52,176)	324,838
Commercial business	97,383	2,203	4,571	212	(5,144)	99,225	51,414	1,920	2,586	31	(2,914)	53,037

Total	$584,848	$16,939	$51,587	$390	$(49,732)	$604,032	$378,849	$17,467	$59,288	$124	$(57,622)	$398,106

	Non-covered acquired loans
	September 30, 2014				December 31, 2013
		30+ Days	Premium			30+ Days	Premium
(Dollars in thousands)	Current	Past Due	(discount)	Total	Current	Past Due	(discount)	Total
Residential prime	$432,837	$8,444	$631	$441,912	$18,796	$226	$(887)	$18,135
Home equity	228,051	10,821	(10,803)	228,069	53,995	5,071	(5,623)	53,443
Indirect automobile	606	51	(44)	613	1,725	128	—	1,853
Consumer—other	109,599	2,395	(11,552)	100,442	12,598	1,251	(1,481)	12,368

Total	$771,093	$21,711	$(21,768)	$771,036	$87,114	$6,676	$(7,991)	$85,799

The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan premiums/discounts in the tables below represent the adjustment of covered loans to fair value at the date indicated, as adjusted for income accretion and changes in cash flow estimates in subsequent periods.

	Covered loans
	September 30, 2014					December 31, 2013
		Special					Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate construction	$40,754	$1,822	$9,285	$—	$51,861	$42,886	$7,401	$23,891	$497	$74,675
Commercial real estate—other	113,309	22,277	75,353	—	210,939	148,579	49,699	144,680	3,267	346,225
Commercial business	26,087	887	8,814	46	35,834	30,710	780	14,556	984	47,030

	$180,150	$24,986	$93,452	$46	$298,634	$222,175	$57,880	$183,127	$4,748	$467,930

Discount					(17,244)					(43,573)

Total					$281,390					$424,357

	Covered loans
	September 30, 2014				December 31, 2013
		30+ Days	Premium			30+ Days	Premium
(Dollars in thousands)	Current	Past Due	(discount)	Total	Current	Past Due	(discount)	Total
Residential prime	$143,529	$23,993	$(36,546)	$130,976	$158,710	$30,814	$(35,499)	$154,025
Home equity	115,813	19,403	(27,405)	107,811	143,236	35,811	(41,925)	137,122
Credit card	588	33	—	621	648	31	—	679
Consumer—other	498	23	2,870	3,391	591	144	2,875	3,610

Total	$260,428	$43,452	$(61,081)	$242,799	$303,185	$66,800	$(74,549)	$295,436

Legacy Impaired Loans

Information on the Company’s investment in legacy impaired loans is presented in the following tables as of and for the periods indicated.

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$6,990	$6,990	$—	$8,567	$8,567	$—
Commercial business	3,276	3,276	—	13,256	13,256	—
Home equity	689	689	—	258	258	—
With an allowance recorded:
Commercial real estate	1,450	1,483	(33)	1,268	1,284	(16)
Commercial business	186	188	(2)	1,927	2,770	(843)
Residential prime	10,746	10,973	(227)	9,791	10,019	(228)
Residential subprime	6,169	6,197	(28)	1,617	1,626	(9)
Home equity	7,017	7,064	(47)	6,506	6,550	(44)
Indirect automobile	1,330	1,338	(8)	1,267	1,275	(8)
Credit card	968	987	(19)	404	411	(7)
Other	429	433	(4)	481	485	(4)

Total	$39,250	$39,618	$(368)	$45,342	$46,501	(1,159)
Total commercial loans	11,902	11,937	(35)	25,018	25,877	(859)
Total mortgage loans	16,915	17,170	(255)	11,408	11,645	(237)
Total consumer loans	10,433	10,511	(78)	8,916	8,979	(63)

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$7,026	$6	$10,703	$6	$7,114	$20	$12,787	$22
Commercial business	3,553	11	13,218	17	4,417	48	8,608	59
Home equity	692	—	265	—	700	14	287	—
With an allowance recorded:
Commercial real estate	1,631	—	4,346	—	1,533	91	6,092	5
Commercial business	312	—	2,739	—	584	9	2,746	3
Residential prime	11,077	—	9,650	—	10,226	119	9,380	7
Residential subprime	6,228	—	—	—	6,115	—	—	—
Home equity	7,177	5	7,244	—	7,404	40	7,458	14
Indirect automobile	1,544	—	1,349	—	1,720	27	1,610	22
Credit card	1,051	—	424	—	724	—	426	—
Other	470	—	372	—	489	11	446	4

Total	$40,761	$22	$50,310	$23	$41,026	$379	$49,840	$136
Total commercial loans	12,522	17	31,006	23	13,648	168	30,233	89
Total mortgage loans	17,305	—	9,650	—	16,341	119	9,380	7
Total consumer loans	10,934	5	9,654	—	11,037	92	10,227	40

As of September 30, 2014 and December 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

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

During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions, and 95% of losses that exceed contractual thresholds for CSB, Orion, and Century. The CSB reimbursable loss period ended as of October 1, 2014 for all covered assets excluding single family residential assets. The CSB reimbursable loss period for single family residential assets will end during the third quarter of 2019. The Century and Orion reimbursable loss periods end during the fourth quarter of 2014 for all covered assets excluding single family residential assets and during the fourth quarter of 2019 for single family residential assets. The Sterling reimbursable loss period ends during the third quarter of 2015 for all covered assets excluding single family residential assets and during the third quarter of 2020 for single family residential assets. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC, future impairments may be required.

In addition, all covered assets, excluding single family residential assets, have a three year recovery period, which begins upon expiration of the reimbursable loss period. During the recovery periods, the Company must reimburse the FDIC for its share of any recovered losses, net of certain expenses, consistent with the covered loss reimbursement rates in effect during the recovery periods.

The Orion, Century, and Sterling loss share agreements include “clawback” provisions. The clawback provisions require the Company to make payments to the FDIC to the extent that specified cumulative loss floors are not met. For each of the three loss share agreements that contain clawback provisions, cumulative losses have exceeded the cumulative loss floors that would trigger a clawback payment. Previously, the sum of the historical and remaining projected losses and recoveries under one agreement was less than the clawback threshold stated in that agreement. The Company had $0.8 million recorded at December 31, 2013, to reserve for the amount of clawback consideration due to the FDIC based on projected net losses. As of September 30, 2014, projected net losses indicate that a clawback payment is no longer probable. Accordingly, the reserve balance was reversed in the third quarter of 2014 through a reduction of expense in the Company’s statement of comprehensive income for the three and nine months ended September 30, 2014. Improvement in the performance of covered assets in excess of current expectations, particularly in regard to improvements in recoveries and/or reduced losses, through expiration of the recovery periods could result in reduced levels of cumulative losses that trigger the clawback provisions within any or all of the applicable loss share agreements.

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

The following is a summary of FDIC loss share receivables year-to-date activity:

	Nine Months Ended
	September 30
(Dollars in thousands)	2014	2013
Balance at beginning of period	$162,312	$423,069
Change due to (reversal of) loan loss provision recorded on FDIC covered loans	1,153	(58,565)
Amortization	(61,393)	(68,707)
Submission of reimbursable losses to (recoveries payable to) the FDIC	4,901	(44,910)
Impairment	(5,097)	(31,813)
Changes due to a change in cash flow assumptions on OREO and other changes	(7,164)	(14,189)

Balance at end of period	$94,712	$204,885

FDIC loss share receivables collectability assessment

The Company assesses the FDIC loss share receivables for collectability on a quarterly basis. Based on the collectability analysis completed for the nine months ended September 30, 2014, the Company concluded that the $94.7 million FDIC loss share receivable is fully collectible as of September 30, 2014. See below for discussion of the impairment charges recognized in 2014 and 2013.

Impairment of FDIC loss share receivables

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, during the loss share receivable collectability assessment completed for the three-months ended September 30, 2014, June 30, 2014 and March 31, 2013, the Company concluded that certain expected losses were probable of not being collected from either the FDIC or the customer because such projected losses were no longer expected to occur or were expected to occur beyond the reimbursable loss periods specified within the loss share agreements.

On April 10, 2013, management concluded and the Board of Directors agreed that an impairment charge was required under generally accepted accounting principles applicable to the Company and should be recognized in the Company’s consolidated financial statements during the three-month period ended March 31, 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31.8 million through a charge to net income.

Management deemed an impairment charge necessary for the nine-month period ended September 30, 2014 for $5.1 million.

NOTE 9 –TRANSFERS AND SERVICING OF FINANCIAL ASSETS (INCLUDING MORTGAGE BANKING ACTIVITY)

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

(Dollars in thousands)	2014	2013
Balance at beginning of period	$128,442	$267,475
Originations and purchases	1,218,684	1,712,557
Sales, net of gains	(1,193,282)	(1,871,747)
Other	(5,314)	—

Balance at end of period	$148,530	$108,285

(Dollars in thousands)	2014	2013
Fair value changes of derivatives and mortgage loans held for sale, net	$(1,081)	$(270)
Gains on sales	41,412	51,709
Servicing and other income, net	572	402

Total mortgage income	$40,903	$51,841

Mortgage Servicing Rights

Mortgage servicing rights are amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	September 30, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Mortgage servicing rights	$2,787	$(1,020)	$1,767	$2,146	$(638)	$1,508

NOTE 10 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 and the year ended December 31, 2013 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2012	$373,905	$23,178	$4,789	$401,872
Goodwill acquired during the year	—	—	—	—

Balance, December 31, 2013	373,905	$23,178	$4,789	401,872
Goodwill acquired during the period	123,995	—	375	124,370

Balance, September 30, 2014	$497,900	$23,178	$5,164	$526,242

The goodwill acquired during the nine months ended September 30, 2014 was a result of the Trust One-Memphis, Teche, First Private, and The Title Company LLC acquisitions. See Note 4 for further information. Allocation of the goodwill acquired during the nine months ended September 30, 2014 to reportable segments is preliminary and subject to change.

The Company performed the required annual goodwill impairment test as of October 1, 2013. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Subsequent to the testing date, management has not become aware of any events or changes in circumstances that would indicate that goodwill might be impaired. The Company is currently in the process of performing its annual impairment tests as of October 1, 2014.

Title Plant

The Company held title plant assets totaling $6.7 million at both September 30, 2014 and December 31, 2013. No events or changes in circumstances occurred during 2014 or 2013 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

Definite-lived intangible assets had the following carrying values included in Other assets on the Company’s consolidated balance sheet as of the periods indicated:

	September 30, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$50,564	$(34,564)	$16,000	$45,406	$(30,784)	$14,622
Customer relationship intangible asset	1,348	(777)	571	1,348	(631)	717
Non-compete agreement	163	(53)	110	—	—	—
Other intangible assets	205	(29)	176	—	—	—

Total	$52,280	$(35,423)	$16,857	$46,754	$(31,415)	$15,339

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

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Non-covered	Covered(1)	Total	Non-covered	Covered	Total
Real estate owned acquired by foreclosure	$18,627	$30,991	$49,618	$28,072	$60,474	$88,546
Real estate acquired for development or resale	12,734	—	12,734	9,206	—	9,206
Other foreclosed property	63	971	1,034	93	1,328	1,421

Total	$31,424	$31,962	$63,386	$37,371	$61,802	$99,173

(1)	Included in covered OREO at September 30, 2014 is $20.6 million that will lose loss share coverage within the next 12 months.

NOTE 12 – DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

Information pertaining to outstanding derivative instruments is as follows:

(Dollars in thousands)	Balance Sheet	Asset Derivatives Fair Value		Balance Sheet	Liability Derivatives Fair Value
	Location	September 30, 2014	December 31, 2013	Location	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$11,839	$10,621	Other liabilities	$11,839	$10,620
Forward sales contracts	Other assets	104	1,468	Other liabilities	2,215	287
Written and purchased options	Other assets	20,347	17,987	Other liabilities	15,786	15,828

Total derivatives not designated as hedging instruments under ASC Topic 815		32,290	30,076		29,840	26,735

Total		$32,290	$30,076		$29,840	$26,735

(Dollars in thousands)		Asset Derivatives Notional Amount			Liability Derivatives Notional Amount
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts		$421,523	$380,303		$421,523	$380,303
Forward sales contracts		88,190	192,876		351,861	45,091
Written and purchased options		363,239	295,425		197,044	199,061

Total derivatives not designated as hedging instruments under ASC Topic 815		872,952	868,604		970,428	624,455

Total		$872,952	$868,604		$970,428	$624,455

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At September 30, 2014 and December 31, 2013, the Company was required to post $8.4 and $5.0 million, respectively, in cash as collateral for its derivative transactions, which are included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2014. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	September 30, 2014
(Dollars in thousands)	Gross Amounts	Gross Amounts Not Offset
	Presented in the	in the Balance Sheet
	Balance Sheet	Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	11,839	—	—	11,839
Written and purchased options	15,423	—	—	15,423

Total derivative assets subject to master netting arrangements	$27,262	$—	$—	$27,262
Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	11,839	—	(3,892)	7,947

Total derivative liabilities subject to master netting arrangements	$11,839	$—	$(3,892)	$7,947

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2013
(Dollars in thousands)	Gross Amounts	Gross Amounts Not Offset
	Presented in the	in the Balance Sheet
	Balance Sheet	Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	10,621	—	—	10,621
Written and purchased options	15,801	—	—	15,801

Total derivative assets subject to master netting arrangements	$26,422	$—	$—	$26,422
Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	10,620	—	(5,419)	5,201

Total derivative liabilities subject to master netting arrangements	$10,620	$—	$(5,419)	$5,201

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the nine months ended September 30, 2014 and 2013, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2014, the fair value of derivatives that will mature within the next twelve months is $0.1 million. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At September 30, 2014 and 2013, and for the three and nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of September 30			For the Three Months Ended September 30
Derivatives in ASC Topic 815 Cash
Flow Hedging Relationships	2014	2013		2014	2013		2014	2013
Interest rate contracts	$—	$—	Other income (expense)	$—	$—	Other income (expense)	$—	$—

Total	$—	$—		$—	$—		$—	$—

						Location of Gain (Loss)		Amount of Gain
						Recognized in Income on		(Loss) Recognized in
		Location of Gain		Amount of Gain		Derivative (Ineffective		Income on
Amount of Gain (Loss)		(Loss) Reclassified		(Loss) Reclassified		Portion and Amount		Derivative (Ineffective
Recognized in OCI net of taxes (Effective		from Accumulated OCI into Income		from Accumulated OCI into Income		Excluded from Effectiveness		Portion and Amount Excluded from
Portion)		(Effective Portion)		(Effective Portion)		Testing		Effectiveness Testing)
As of September 30				For the Nine Months Ended September 30
2014	2013			2014	2013			2014	2013
$ —	$—	Other income (expense	)	$—	$(392)	Other income (expense	)	$(1)	$—

$ —	$—			$—	$(392)			$(1)	$—

(Dollars in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Location of Gain (Loss)
Hedging Instruments under ASC	Recognized in Income on	For the Three Months Ended		For the Nine Months Ended
Topic 815	Derivatives	September 30		September 30
		2014	2013	2014	2013
Interest rate contracts	Other income (expense)	$406	$2,061	1,971	2,542
Forward sales contracts	Mortgage Income	(3,648)	3,290	(7,512)	897
Written and purchased options	Mortgage Income	773	(7,896)	2,401	(3,820)

Total		$(2,469)	$(2,545)	$(3,140)	$(381)

NOTE 13 – SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Income

The following is a summary of the tax effects of each component of other comprehensive income for the periods indicated:

	Three Months Ended
	September 30, 2014
	Before	Tax Expense	Net-of-Tax
(Dollars in thousands)	Tax	(Benefit)	Amount
Unrealized gain on securities:
Unrealized holding losses arising during the period	$(7,032)	$2,461	$(4,571)
Less: reclassification adjustment for gains included in net income	(582)	204	(378)

Net unrealized losses	(7,614)	2,665	(4,949)
Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$—	$—	$—
Less: reclassification adjustment for losses (gains) included in net income	—	—	—

Fair value of derivative instruments designated as cash flow hedges	—	—	—

Total other comprehensive loss	$(7,614)	$2,665	$(4,949)

	Three Months Ended
	September 30, 2013
	Before	Tax Expense	Net-of-Tax
(Dollars in thousands)	Tax	(Benefit)	Amount
Unrealized gain on securities:
Unrealized holding gains arising during the period	$5,528	$(1,935)	$3,593
Less: reclassification adjustment for losses included in net income	3	(1)	2

Net unrealized losses	5,531	(1,936)	3,595
Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$—	$—	$—
Less: reclassification adjustment for gains included in net income	—	—	—

Fair value of derivative instruments designated as cash flow hedges	—	—	—

Total other comprehensive income	$5,531	$(1,936)	$3,595

	Nine Months Ended
	September 30, 2014
	Before	Tax Expense	Net-of-Tax
(Dollars in thousands)	Tax	(Benefit)	Amount
Unrealized loss on securities:
Unrealized holding gains arising during the period	$25,586	$(8,955)	$16,631
Less: reclassification adjustment for gains included in net income	(609)	213	(396)

Net unrealized gains	24,977	(8,742)	16,235
Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$—	$—	$—
Less: reclassification adjustment for losses (gains) included in net income	—	—	—

Fair value of derivative instruments designated as cash flow hedges	—	—	—

Total other comprehensive income	$24,977	$(8,742)	$16,235

	Nine Months Ended
	September 30, 2013
	Before	Tax Expense	Net-of-Tax
(Dollars in thousands)	Tax	(Benefit)	Amount
Unrealized gain on securities:
Unrealized holding losses arising during the period	$(38,769)	$13,569	$(25,200)
Less: reclassification adjustment for gains included in net income	(2,259)	791	(1,468)

Net unrealized losses	(41,028)	14,360	(26,668)
Fair value of derivative instruments designated as cash flow hedges
Change in fair value of derivative instruments designated as cash flow hedges during the period	$952	$(333)	$619
Less: reclassification adjustment for losses included in net income	392	(137)	255

Fair value of derivative instruments designated as cash flow hedges	1,344	(470)	874

Total other comprehensive loss	$(39,684)	$13,890	$(25,794)

NOTE 14 – CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Company and IBERIABANK are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and IBERIABANK, as applicable, must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and IBERIABANK to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2014 and December 31, 2013, that the Company and IBERIABANK met all capital adequacy requirements to which they are subject.

As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. The Company’s and IBERIABANK’s actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 are presented in the following table.

(Dollars in thousands)	September 30, 2014
	Minimum		Well Capitalized				Actual
	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Leverage
Consolidated	$596,945	4.00%	$	N/A	N/A	%	$1,376,283	9.22%
IBERIABANK	594,578	4.00		743,223	5.00		1,225,980	8.25
Tier 1 risk-based capital
Consolidated	490,391	4.00%	$	N/A	N/A	%	$1,376,283	11.23%
IBERIABANK	489,049	4.00		733,574	6.00		1,225,980	10.03
Total risk-based capital
Consolidated	980,781	8.00%	$	N/A	N/A	%	$1,522,932	12.42%
IBERIABANK	978,099	8.00		1,222,624	10.00		1,372,629	11.23

	December 31, 2013
	Minimum		Well Capitalized				Actual
	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Leverage
Consolidated	$507,760	4.00%	$	N/A	N/A	%	$1,231,886	9.70%
IBERIABANK	505,723	4.00		632,154	5.00		1,069,783	8.46
Tier 1 risk-based capital
Consolidated	$426,002	4.00%	$	N/A	N/A	%	$1,231,886	11.57%
IBERIABANK	424,578	4.00		636,868	6.00		1,069,783	10.08
Total risk-based capital
Consolidated	$852,005	8.00%	$	N/A	N/A	%	$1,365,280	12.82%
IBERIABANK	849,157	8.00		1,061,446	10.00		1,202,738	11.33

NOTE 15 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. During the nine months ended September 30, 2014 and 2013, the Company did not have any equity awards that were settled in cash.

Stock option awards

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from one-and-a half to seven years. At September 30, 2014, future option or restricted stock awards of 1,040,092 shares could be made under approved incentive compensation plans.

The following table represents the compensation expense that is included in non-interest expense and related income tax benefits in the accompanying consolidated statements of comprehensive income related to stock options for the three-month and nine-month periods ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Compensation expense related to stock options	$508	$526	$1,545	$1,592
Income tax benefit related to stock options	178	184	541	557
Impact on basic earnings per share	0.01	0.01	0.03	0.03
Impact on diluted earnings per share	0.01	0.01	0.03	0.03

The Company reported $1.2 million and $0.5 million of excess tax benefits as financing cash inflows during the nine months ended September 30, 2014 and 2013, respectively, related to the exercise and vesting of stock options. Net cash proceeds from the exercise of stock options were $11.1 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The following weighted-average assumptions were used for option awards outstanding during the nine-month periods ended September 30:

	2014	2013
Expected dividends	2.1%	2.6%
Expected volatility	35.8%	34.8%
Risk-free interest rate	2.3%	1.7%
Expected term (in years)	7.5	8.6
Weighted-average grant-date fair value	$21.25	$15.37

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

At September 30, 2014, there was $3.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5.2 years.

The following table represents the activity related to stock options during the periods indicated.

		Weighted Average	Weighted Average
	Number of shares	Exercise Price	Remaining Contract Life
Outstanding options, December 31, 2012	1,236,075	$51.48
Granted	75,722	52.36
Exercised	(142,841)	38.09
Forfeited or expired	(36,608)	56.01

Outstanding options, September 30, 2013	1,132,348	$53.09	4.7 Years
Exercisable options, September 30, 2013	749,545	52.94	3.2 Years
Outstanding options, December 31, 2013	1,072,829	$53.47
Granted	77,098	65.30
Exercised	(234,363)	48.36
Forfeited or expired	(13,446)	60.82

Outstanding options, September 30, 2014	902,118	$55.70	5.2 Years
Exercisable options, September 30, 2014	581,423	55.65	3.8 Years

At September 30, 2014, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $6.8 million and $4.4 million, respectively. Total intrinsic value of options exercised was $4.1 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Restricted stock awards

The Company issues restricted stock under various plans for certain officers and directors. A supplemental stock benefit plan adopted in 1999 and the 2001, 2005, 2008, and 2010 Incentive Plans allow grants of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three to seven years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of September 30, 2014 and 2013, unearned share-based compensation associated with these awards totaled $22.2 million and $23.3 million, respectively.

The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock grants:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Compensation expense related to restricted stock	$2,497	$2,212	$7,382	$6,407

The following table represents unvested restricted stock award activity for the nine months ended September 30:

	2014	2013
Balance at beginning of period	523,756	538,202
Granted	146,547	166,223
Forfeited	(18,171)	(27,483)
Earned and issued	(152,112)	(136,629)

Balance at end of period	500,020	540,313

Phantom stock awards

As part of the IBKC Phantom Award Plan and 2009 Phantom Stock Plan, the Company issues phantom stock awards to certain key officers and employees. The award is subject to a vesting period of five to seven years and is paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested “share equivalents” multiplied by the closing market price of a share of the Company’s common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award’s dollar value divided by the closing market price of a share of the Company’s common stock on the grant date. Award recipients are also entitled to a “dividend equivalent” on each unvested share equivalent held by the award recipient. A dividend equivalent is a dollar amount equal to the cash dividends that the participant would have been entitled to receive if the participant’s share equivalents were issued in shares of common stock. Dividend equivalents will be deemed to be reinvested as share equivalents that will vest and be paid out on the same date as the underlying share equivalents on which the dividend equivalents were paid. The number of share equivalents acquired with a dividend equivalent is determined by dividing the aggregate of dividend equivalents paid on the unvested share equivalents by the closing price of a share of the Company’s common stock on the dividend payment date.

The following table indicates compensation expense recorded for phantom stock based on the number of share equivalents vested at the end of the periods indicated and the current market price of the Company’s stock at that time.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Compensation expense related to phantom stock	$619	$792	$3,692	$2,602

The following table represents phantom stock award activity during the periods indicated.

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents (1)
Balance, December 31, 2012	318,729	16,035	334,764	$16,444,000
Granted	166,664	8,793	175,457	9,108,000
Forfeited share equivalents	(16,381)	(681)	(17,062)	(886,000)
Vested share equivalents	(45,065)	(3,327)	(48,392)	(2,453,000)

Balance, September 30, 2013	423,947	20,820	444,767	$23,088,000

Balance, December 31, 2013	417,238	22,351	439,589	$27,628,000
Granted	115,620	7,147	122,767	7,674,000
Forfeited share equivalents	(19,498)	(1,751)	(21,249)	(1,328,000)
Vested share equivalents	(68,480)	(6,615)	(75,095)	(5,002,000)

Balance, September 30, 2014	444,880	21,132	466,012	$29,130,000

(1)	Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $62.51 and $51.91 on September 30, 2014 and 2013, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by other parties represents the contractual amount of the financial instruments. At September 30, 2014, and December 31, 2013, the fair value of guarantees under commercial and standby letters of credit was $1.3 million and $1.1 million, respectively. This amount represents the unamortized fee associated with these guarantees and is included in the consolidated balance sheets of the Company. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.

At September 30, 2014 and December 31, 2013, the Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	September 30 2014	December 31 2013
Commitments to grant loans	$242,137	$221,627
Unfunded commitments under lines of credit	3,834,107	3,326,448
Commercial and standby letters of credit	131,347	105,026
Reserve for unfunded lending commitments	12,099	11,147

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$148,530	$142,381	$6,149	$97,273	$96,875	$398

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net losses resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statement of comprehensive income for the three-month period ended September 30, 2014 totaled $1.6 million, while net gains resulting from the change in fair value of these loans were $4.0 million for the nine-month period ended September 30, 2014. There were no net gains or losses recorded in mortgage income for the corresponding periods ended September 30, 2013 resulting from the change in fair value of loans accounted for under the fair value option. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

Items measured at fair value on a recurring basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

(Dollars in thousands)	September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale securities	$46,261	$2,057,567	$—	$2,103,828
Mortgage loans held for sale	—	148,530	—	148,530
Derivative instruments	—	32,290	—	32,290

Total	$46,261	$2,238,387	$—	$2,284,648
Liabilities
Derivative instruments	—	29,840	—	29,840

Total	$—	$29,840	$—	$29,840

	December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale securities	$15,496	$1,921,301	$—	$1,936,797
Mortgage loans held for sale	—	97,273	—	97,273
Derivative instruments	—	30,076	—	30,076

Total	$15,496	$2,048,650	$—	$2,064,146
Liabilities
Derivative instruments	—	26,735	—	26,735

Total	$—	$26,735	$—	$26,735

Available for sale securities with a market value of $14.7 million at September 30, 2014 were transferred from the Level 1 to Level 2 fair value category in the table above. The security was issued by Freddie Mac and was included in the Level 1 category at December 31, 2013 based on a recent trade price in the open market.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) during 2014 related to assets and liabilities measured at fair value on a recurring basis are reported in non-interest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings (or changes in net assets)	$(1,697)	$—
Change in unrealized gains (losses) relating to assets still held at September 30, 2014	—	16,235

Items measured at fair value on a non-recurring basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

(Dollars in thousands)	September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$1,086	$—	$1,086
OREO	—	6,974	—	6,974

Total	$—	$8,060	$—	$8,060

(Dollars in thousands)	December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Loans	$—	$3,070	$—	$3,070
Mortgage loans held for sale	—	11,876	—	11,876
OREO	—	14,598	—	14,598

Total	$—	$29,544	$—	$29,544

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

In accordance with the provisions of ASC Topic 310-30, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired non-covered loans with an outstanding balance of $1.1 million and $4.1 million were recorded at their fair value at September 30, 2014 and December 31, 2013, respectively. These loans include a reserve of $25 thousand and $1.0 million included in the Company’s allowance for credit losses at September 30, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, the Company announced plans to close ten branches as part of its business strategy. In addition, during the second quarter of 2014, the Company closed nine branches as part of its acquisition of Teche. The Company notified customers of these branch closings and received the required regulatory approvals to proceed with closure. The Company reviewed the carrying amount of the owned properties and concluded carrying amounts exceeded the fair value of certain branches at that date. Fair value of the branches was based on a third-party broker opinion of value using both a comparable sales and cash flow approach. The Company did not modify the third-party pricing information for unobservable inputs. As a result, the Company recorded impairment losses in other non-interest expense in its consolidated statement of comprehensive income for the nine months ended September 30, 2014 and the year ended December 31, 2013. After the impairment losses, the carrying value of the closed branches was $3.1 million and $5.1 million at September 30, 2014 and December 31, 2013, respectively, and is included in OREO (as real estate acquired for development or resale) on the Company’s consolidated balance sheet.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2014 and December 31, 2013.

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

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at September 30, 2014 and December 31, 2013, weighted for varying maturity dates. Other non-covered loans receivable are valued based on present values using entry-value interest rates at September 30, 2014 and December 31, 2013 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices, a Level 2 measurement. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans includes estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at September 30, 2014 and December 31, 2013 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At September 30, 2014 and December 31, 2013, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$668,007	$668,007	$391,396	$391,396
Investment securities	2,224,348	2,226,286	2,090,906	2,089,363
Loans and loans held for sale	11,227,729	11,247,080	9,620,461	9,724,432
FDIC loss share receivable	94,712	27,922	162,312	21,918
Derivative instruments	32,290	32,290	30,076	30,076
Accrued interest receivable	37,143	37,143	32,143	32,143
Financial Liabilities
Deposits	$12,377,775	$11,986,233	$10,737,000	$10,226,573
Short-term borrowings	812,783	812,783	680,344	680,344
Long-term debt	355,569	324,282	280,699	235,503
Derivative instruments	29,840	29,840	26,735	26,735
Accrued interest payable	7,972	7,972	6,102	6,102

The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

	Three Months Ended September 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$131,362	$1,804	$1	$133,167
Interest expense	11,501	625	—	12,126

Net interest income	119,861	1,179	1	121,041
Provision for loan losses	5,621	93	—	5,714
Mortgage income	(5)	12,819	—	12,814
Title income	—	—	5,577	5,577
Other non-interest income	27,311	(37)	(2)	27,272
Core deposit intangible amortization	1,429	—	—	1,429
Allocated expenses	(2,386)	1,697	689	—
Other non-interest expenses	102,692	11,624	4,315	118,631

Income before income taxes	39,811	547	572	40,930
Income tax expense	10,739	217	230	11,186

Net income	$29,072	$330	$342	$29,744
Total loans and loans held for sale	$11,055,809	$171,920	$—	$11,227,729
Total assets	15,288,157	202,923	25,529	15,516,609
Total deposits	12,371,606	6,169	—	12,377,775
Average assets	15,239,174	213,936	25,296	15,478,406

	Three Months Ended September 30, 2013
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$107,051	$1,459	$2	$108,512
Interest expense	10,731	329	—	11,060

Net interest income	96,320	1,130	2	97,452
Provision for loan losses	1,868	146	—	2,014
Mortgage income	5	15,197	—	15,202
Title income	—	—	5,482	5,482
Other non-interest income	22,579	—	—	22,579
Core deposit intangible amortization	1,125	—	—	1,125
Allocated expenses	(2,658)	1,933	725	—
Other non-interest expenses	90,858	12,016	4,153	107,027

Income before income taxes	27,711	2,232	606	30,549
Income tax expense	6,228	877	252	7,357

Net income	$21,483	$1,355	$354	$23,192
Total loans and loans held for sale	$9,024,959	$126,363	$—	$9,151,322
Total assets	12,965,373	153,402	26,302	13,145,077
Total deposits	10,946,453	4,311	—	10,950,764
Average assets	12,761,165	157,144	26,126	12,944,435

	Nine Months Ended September 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$362,054	$4,563	$2	$366,619
Interest expense	30,869	1,323	—	32,192

Net interest income	331,185	3,240	2	334,427
Provision for loan losses	12,481	84	—	12,565
Mortgage income	80	40,823	—	40,903
Title income	—	—	15,007	15,007
Other non-interest income	73,460	(61)	(2)	73,397
Core deposit intangible amortization	3,779	—	—	3,779
Allocated expenses	(9,110)	6,432	2,678	—
Other non-interest expenses	305,121	33,558	12,405	351,084

Income (loss) before income taxes	92,454	3,928	(76)	96,306
Income tax expense (benefit)	24,081	1,552	(14)	25,619

Net income (loss)	$68,373	$2,376	$(62)	$70,687
Total loans and loans held for sale	$11,055,809	$171,920	$—	$11,227,729
Total assets	15,288,157	202,923	25,529	15,516,609
Total deposits	12,371,606	6,169	—	12,377,775
Average assets	14,097,930	179,218	25,003	14,302,151

	Nine Months Ended September 30, 2013
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$318,646	$4,428	$31	$323,105
Interest expense	34,786	1,513	—	36,299

Net interest income	283,860	2,915	31	286,806
Provision for loan losses	320	125	—	445
Mortgage income	2	51,839	—	51,841
Title income	—	—	16,199	16,199
Other non-interest income	62,206	(4)	—	62,202
Core deposit intangible amortization	3,375	—	—	3,375
Allocated expenses	(4,402)	3,213	1,189	—
Other non-interest expenses	315,332	38,942	12,761	367,035

Income before income taxes	31,443	12,470	2,280	46,193
Income tax expense (benefit)	884	4,897	913	6,694

Net income	$30,559	$7,573	$1,367	$39,499
Total loans and loans held for sale	$9,024,959	$126,363	$—	$9,151,322
Total assets	12,965,373	153,402	26,302	13,145,077
Total deposits	10,946,453	4,311	—	10,950,764
Average assets	12,747,602	193,463	25,454	12,966,519

NOTE 20 – SUBSEQUENT EVENTS

Acquisition of Florida Bank Group, Inc.

During the forth quarter of 2014, the Company announced the signing of a definitive agreement pursuant to which IBERIABANK will acquire Florida Bank Group, Inc. (“Florida Bank Group”). The proposed acquisition of Florida Bank Group has been approved by the Board of Directors of each company and is expected to close in the first quarter of 2015, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Florida Bank Group’s shareholders.

Under the terms of the agreement, Florida Bank Group shareholders will receive a combination of cash and shares of the Company’s common stock. Florida Bank Group shareholders will receive cash equal to $7.81 per share of then outstanding Florida Bank Group common stock, including shares of preferred stock that will convert to common shares in the acquisition. Each Florida Bank Group common share will be exchanged for 0.149 share of the Company’s common stock, subject to certain market price adjustments provided for in the agreement. All unexercised Florida Bank Group stock options, whether or not vested, will be cashed out.

Acquisition of Old Florida Bancshares, Inc.

During the fourth quarter of 2014, the Company announced the signing of a definitive agreement pursuant to which IBERIABANK will acquire Old Florida Bancshares, Inc. (“Old Florida”), holding company of Old Florida Bank and New Traditions Bank. The proposed acquisition has been approved by the Board of Directors of each company and is expected to close in the first quarter of 2015, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Old Florida’s shareholders.

Under the terms of the agreement, Old Florida shareholders will receive 0.34 share of the Company’s common stock for each of the Old Florida common stock shares outstanding, subject to certain market price adjustments provided for in the agreement. All unexercised Old Florida stock options, whether or not vested, will be cashed out.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of September 30, 2014 and updates the Form 10-K for the year ended December 31, 2013. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2014 compared to December 31, 2013 for the balance sheets and the three months and nine months ended September 30, 2014 compared to the same periods ended September 30, 2013 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

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

Included in this discussion and analysis are descriptions of the composition, performance, and credit quality of the Company’s loan portfolio. The Company has three descriptions of loans that are used to categorize its loan portfolio into distinct components based on common characteristics and relevant accounting treatment. “Acquired loans” refer to all loans acquired in a business combination. Because of the loss protection provided by the Federal Deposit Insurance Corporation (the “FDIC”), the risks of the loans and foreclosed real estate acquired in the CapitalSouth Bank (“CSB”), Orion Bank (“Orion”), Century Bank (“Century”), and Sterling Bank (“Sterling”) acquisitions, excluding consumer loans acquired from Sterling, are significantly different from those assets not similarly covered by loss share agreements. Accordingly, the Company reports loans subject to the loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.” The subset of acquired loans that is not subject to loss share agreements are referred to as “non-covered acquired loans.” Loans that are neither subject to loss share agreements nor acquired in a business combination are referred to as “legacy loans” or “organic loans.”

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

The Company’s focus is a continued increase in shareholder value, and management believes that improvement in core earnings drives increased shareholder value. The Company has adopted a mission statement that is designed to provide guidance for our management, associates and Board of Directors regarding the sense of purpose and direction of the Company. In 2013, the Company reviewed its long-term financial and strategic goals in light of changes affecting the banking industry, including evolving economic conditions, a change in regulatory environment, and interest rate fluctuations. The Company strives to improve long-term shareholder returns by setting challenging financial goals and executing to achieve these goals in consideration of the current and anticipated operating and regulatory environment. We are shareholder- and client-focused, expect high performance from our employees, believe in a strong sense of community and strive to make the Company a great place to work.

During 2014, the Company continued to execute its business model successfully, as evidenced by solid organic loan growth thus far, despite the challenges of the current operating environment, which include regulatory developments, increased competition, enhanced regulatory scrutiny on the financial industry and continued interest rate pressure. The Company also continued to develop its non-interest revenue streams, particularly from its wealth management and mortgage production subsidiaries. In 2013, the Company also focused on improving its short- and long-term profitability through a number of cost saving initiatives implemented throughout the year and into 2014. As a result of its efforts, the Company believes it remains well positioned for future growth opportunities, as evidenced by the strength in its liquidity, core funding, and capitalization levels.

Thus far in 2014, the Company continued to experience growth in many income statement and balance sheet metrics, including net interest income, net income, loans, deposits, and shareholders’ equity. For the first three quarters of 2014, net interest income increased $47.6 million, or 16.6%, while non-interest income decreased $0.9 million, or 0.7%, from the same nine-month period of 2013. Non-covered loans grew by $1.8 billion, or 20.3%, during the first nine months of 2014 to $10.6 billion at September 30, 2014, partially a result of acquired loans of $1.1 billion, while covered loans decreased by $195.6 million, or 27.2%. The mix of deposits continued a shift to non-interest-bearing, which represented 25.5% of total deposits at September 30, 2014, up from 24.0% at December 31, 2013. In 2014, the Company believes its liquidity, both on balance sheet and off balance sheet, continued to be favorable. The Company had cash of $668.0 million at September 30, 2014, and the Company has funding availability from the Federal Home Loan Bank (the “FHLB”) and correspondent bank lines to continue to meet cash flow needs. Additionally, its capital ratios were in excess of “well capitalized” from a regulatory perspective and its primary risk measures remained favorable. All of these factors allow the Company to maintain its strategic positioning within the challenging banking environment, provide a strong base from which to continue to grow its balance sheet, and remain positioned to provide currently anticipated increases in shareholder value throughout 2014 and into 2015.

Non-interest income decreased $0.9 million, or 0.7%, to $129.3 million for the first nine months of 2014, as the Company’s mortgage origination and title businesses both had a slowdown in activity. Mortgage sales volume decreased 35.8% from the nine-month period of 2013, which led to a $10.9 million decrease in mortgage income. Title income was $15.0 million, down 7.4% when compared to 2013. However, non-interest income from the Company’s investment in its trust and wealth management businesses continued to increase, as brokerage commissions increased $3.5 million, or 30.6%, over the first nine months of 2013. The Company’s additional customers and increased activity led to a $4.0 million, or 18.7%, increase in deposit service charges and a $1.7 million, or 23.9%, increase in ATM and debit card income over the same period.

In the first three quarters of 2014, non-interest expense decreased 4.2% from the same period of 2013. On a basis consistent with generally accepted accounting principles (“GAAP”), non-interest expenses for the nine months ended September 30, 2014 were $354.9 million, $15.5 million lower than the first three quarters of 2013. The largest component of the decrease was a $26.7 million decrease in impairment of the Company’s FDIC loss share receivables recorded between the two periods. In addition to the impairment, the Company incurred $2.3 million in debt prepayment penalties that also contributed to the higher non-interest expenses in 2013. Non-interest expense, excluding the impairment and other non-operating items (“non-GAAP”, see table 2 below) totaled $329.5 million thus far in 2014, an increase of $3.4 million, or 1.0%, versus the prior year. The increase in operating non-interest expense was a result of higher employee-related and other expenses as the Company expands its businesses through acquisitions and organic growth.

The provision for loan losses increased $12.1 million during the first nine months of 2014 when compared to the same 2013 period, due primarily to organic loan growth during the period, but was partially offset by an improvement in asset quality in the legacy portfolio over the past 12 months.

Net income available to common shareholders for the nine months ended September 30, 2014 increased $31.2 million to $2.25 per diluted share. Operating earnings (non-GAAP) for the first three quarters of 2014 increased $18.4 million to $85.2 million, or $2.71 on a per share basis.

Acquisition Activity

Over the past 14 years, the Company’s growth has included growth from targeted acquisitions that the Company determined would provide additional value to existing shareholders and be a strong strategic fit with the Company.

In the first quarter of 2014, the Company completed the acquisition of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank (“Trust One-Memphis”), which expanded the Company’s presence in the Memphis market. During the third quarter of

2014, the Company also completed the acquisitions of Teche Holding Company (“Teche”) and its subsidiary bank, Teche Federal Bank, based in New Iberia, Louisiana, and First Private Holdings, Inc. (“First Private”), the holding company of Dallas, Texas-based First Private Bank of Texas. The Teche acquisition expanded the Company’s presence in the Acadiana region of Louisiana through the acquisition of 20 branches in the area, while the First Private acquisitions expanded the Company’s presence into the Dallas, Texas market.

A summary of the major categories of assets acquired and liabilities assumed (all recorded at preliminary fair value at the time of acquisition), as well as the goodwill created, in the three acquisitions is shown in the following table.

TABLE 1 – SUMMARY OF CURRENT PERIOD ACQUISITIONS (1)

(Dollars in thousands)
	Trust One - Memphis	Teche	First Private	Total
Assets
Cash	$92,060	$71,611	$26,621	$190,292
Investment securities	—	25,169	19,217	44,386
Loans	86,453	699,560	294,826	1,080,839
Other real estate owned	1,325	176	—	1,501
Core deposit intangible	2,597	2,055	506	5,158
Goodwill	8,596	84,786	30,611	123,993
Other assets	368	58,885	5,882	65,135

Total assets	$191,399	$942,242	$377,663	$1,511,304
Liabilities
Non-interest-bearing deposits	$26,373	$118,256	$50,333	$194,962
Interest-bearing deposits	164,942	521,348	261,933	948,223
Borrowings	—	140,532	6,451	146,983
Other liabilities	84	5,366	306	5,756

Total liabilities	$191,399	$785,502	$319,023	$1,295,924

(1)	Assets and liabilities in this table were recorded at fair value at the time of acquisition. Fair values are preliminary and subject to change. See Note 4 of the unaudited consolidated financial statements for additional information.

In addition, during the first nine months of 2014, the Company’s subsidiary, LTC, acquired certain assets from The Title Company LLC, a title office in Baton Rouge, Louisiana, and Louisiana Abstract and Title, LLC, a title office in Shreveport, Louisiana. These two acquisitions added $0.8 million in total assets, primarily from goodwill recognized in the transactions and additional intangible assets.

During the fourth quarter of 2014, the Company also announced two additional acquisitions that are expected to close in 2015. The Company announced the signing of a definitive agreement to acquire Florida Bank Group, Inc. (“Florida Bank Group”), which will expand the Company’s presence in south Florida and extend it into Tallahassee and Jacksonville, Florida.

The Company also signed a definitive agreement to acquire Old Florida Bancshares, Inc. (“Old Florida”), which will expand the Company’s presence into Orlando, Florida.

Both the Florida Bank Group and Old Florida acquisitions are subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of the acquired companies’ shareholders.

The Company believes these acquisitions, as well as a continued focus on high quality organic growth, improvements in efficiency, and development of fee-based businesses, will allow the Company to achieve its long-term objectives throughout 2014 and continue to improve long-term shareholder value.

FINANCIAL OVERVIEW

The Company’s net income for the third quarter of 2014 totaled $29.7 million, or $0.89 per diluted share, compared to $23.2 million, or $0.78 per diluted share, for the same three-month period of 2013. On an operating basis (non-GAAP), per share earnings were $1.00 per share, up $0.17 from the $0.83 in operating earnings per share in 2013. On a year-to-date basis, net income of $70.7 million, or $2.25 per diluted share, was $31.2 million higher than the nine-month period ended September 30, 2013. Primary drivers of the increase in earnings over the prior year include earning asset growth (both organic and through acquisitions) and a decrease in interest expenses. Key components of the Company’s performance during the third quarter and first nine months of 2014 are summarized below.

•

Net interest income increased $23.6 million, or 24.2%, in the third quarter of 2014 when compared to 2013, and $47.6 million, or 16.6%, on a year-to-date basis. The quarter-to-date increase was attributable to a $24.7 million increase in interest income and a

$1.1 million, or 9.6%, increase in interest expense. Compared to the third quarter of 2013, the Company’s net interest margin on a tax-equivalent basis increased to 3.47% from 3.37% due to changes in the volume and mix of the Company’s assets and liabilities as well as deposit rate decreases driven by repricing opportunities over the past 12 months. Similarly, year-to-date interest income increased $43.5 million, or 13.5%, while interest expense decreased $4.1 million, or 11.3%. Interest income was positively affected by a $1.2 billion increase in year-to-date average earning assets since September 30, 2013. The net loan yield, however, decreased 4 basis points and was negatively impacted by a 50 basis point decrease in the net covered loan yield driven by additional amortization on the loss share receivables.

•	Non-interest income totaled $45.7 million in the third quarter of 2014, an increase of $2.4 million, or 5.5%, when compared to the third quarter of 2013. For the first nine months of 2014, non-interest income decreased 0.7%, or $0.9 million. However, the Company had an increase of $4.0 million in service charges, as well as a $3.5 million increase in broker commissions that partially offset the $10.9 million mortgage income decrease between the two periods. Also positively affecting non-interest income during the first nine months of 2014 was a $1.7 million increase in income from bank-owned life insurance, the result of additional income received from the payment of two life insurance policies in the current period.

•	Non-interest expense for the first nine months of 2014 decreased $15.5 million from the same period of 2013 and was attributable primarily to the $31.8 million impairment charge recorded during the first quarter of 2013. For the third quarter of 2014, non-interest expenses were $11.9 million higher than the third quarter of 2013, primarily a result of $2.3 million increase in merger-related and severance expenses, impairment of the Company’s FDIC loss share receivable of $4.8 million, and a $3.4 million increase in operating expenses due primarily to acquisition growth.

•	The Company recorded a provision for loan losses of $12.6 million thus far in 2014 (including $5.7 million in the third quarter of 2014), $12.1 million above the provision recorded in the first three quarters of 2013. The provision in 2014 was impacted by loan growth during the period, but was tempered by an overall improvement in the Company’s asset quality, especially in its non-covered, non-acquired loan portfolio. The improvement in asset quality from December 31, 2013 has partially offset the need for a higher allowance for loan losses as a result of loan growth thus far in 2014. As of September 30, 2014, the allowance for loan losses as a percent of total loans was 1.21%, compared to 1.51% at December 31, 2013, and was 68.8% of non-performing loans at September 30, 2014, compared to 52.5% at the end of 2013.

•	The Company paid a quarterly cash dividend of $0.34 per common share in the third quarter of 2014 and $1.02 for the year-to-date period. These per share amounts were consistent with the quarterly and year-to-date dividends paid for the same periods in 2013.

•	Total assets at September 30, 2014 were $15.5 billion, up $2.2 billion, or 16.1%, from December 31, 2013. Acquired assets of $1.5 billion and legacy loan growth of $891.6 million, or 10.8%, across many of the Company’s markets drove the increase in total assets. A $195.6 million decrease in covered loans since the end of 2013 partially offset these increases. The Company’s FDIC loss share receivables also decreased $67.6 million, or 41.6%, since December 31, 2013, due primarily to amortization and impairments.

•	Total loans at September 30, 2014 were $11.1 billion, an increase of $1.6 billion, or 16.7%, from $9.5 billion at December 31, 2013. As noted above, loan growth during the first nine months of 2014 was driven by a 20.3% increase in non-covered loans. Of the $1.8 billion in non-covered loan growth, the Company acquired $1.1 billion in loans from Teche, First Private, and Trust One-Memphis, and had legacy loan growth of $891.6 million. Covered loans decreased 27.2% from December 31, 2013, as covered loans were paid down or charged-off and submitted for reimbursement.

•	Total customer deposits increased $1.6 billion, or 15.3%, to $12.4 billion at September 30, 2014. The Company acquired $1.1 billion in total deposits from Teche, First Private, and Trust One-Memphis, and had net deposit growth of $497.6 million excluding these acquired deposits thus far in 2014. Non-interest-bearing deposits increased $581.5 million, or 22.6%, while interest-bearing deposits increased $1.1 billion, or 13.0%. Excluding acquired deposits, the Company’s non-interest-bearing deposits increased $386.6 million while interest-bearing deposits increased $111.0 million. Although deposit competition remained intense, the Company was able to generate growth across many of its deposit products. Organic deposit growth was driven by growth in the Company’s Houston, Texas, Little Rock, Arkansas, Birmingham, Alabama, and Dallas, Texas markets.

•	Shareholders’ equity increased $286.6 million, or 18.7%, from year-end 2013. The increase was primarily driven by 3.3 million common shares issued in the Teche and First Private acquisitions, which resulted in additional equity of $214.7 million, as well as undistributed net income of $37.7 million and a $16.2 million increase in other comprehensive income, a result of the change in the unrealized gain in the Company’s available for sale investment portfolio at the end of the third quarter of 2014.

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

TABLE 2 - RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended September 30
	2014			2013
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (loss) (GAAP)	$40,930	$29,744	$0.89	$30,549	$23,192	$0.78
Non-interest expense adjustments
Merger-related expenses	1,752	1,139	0.04	85	55	0.00
Severance expenses	1,226	797	0.02	554	360	0.00
(Gain) Loss on sale of long-lived assets, net of impairment	4,213	2,738	0.08	977	635	0.01
(Reversal of) Provision for FDIC clawback liability	(797)	(518)	(0.02)	667	434	0.02
Other non-operating non-interest expense	1	1	0.00	(36)	(23)	0.01
Non-interest income adjustments
Gain on sale of investments and other non-interest income	(582)	(378)	(0.01)	(13)	(8)	0.00

Operating earnings (non-GAAP)	46,743	33,523	1.00	32,783	24,645	0.83
(Reversal of) Provision for covered and acquired loan losses	1,692	1,100	0.03	(854)	(555)	(0.02)
Other provision for loan losses	4,022	2,614	0.08	2,868	1,864	0.07

Pre-provision operating earnings (non-GAAP)	$52,457	$37,237	$1.11	$34,797	$25,954	$0.89

(1)	Per share amounts may not appear to foot due to rounding.

	Nine Months Ended September 30
	2014			2013
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (loss) (GAAP)	$96,306	$70,687	$2.25	$46,193	$39,499	$1.33
Non-interest expense adjustments
Merger-related expenses	13,138	8,608	0.27	217	141	0.00
Severance expenses	6,812	4,427	0.14	2,321	1,509	0.05
Gain (Loss) on sale of long-lived assets, net of impairment	5,994	3,896	0.12	37,408	24,315	0.82
(Reversal of) Provision for FDIC clawback liability	(797)	(518)	(0.02)	797	518	0.02
Debt prepayment	—	—	—	2,307	1,500	0.05
Other non-operating non-interest expense	198	129	0.01	1,246	810	0.04
Non-interest income adjustments
Gain on sale of investments and other non-interest income	(2,382)	(2,076)	(0.06)	(2,315)	(1,505)	(0.05)

Operating earnings (non-GAAP)	119,269	85,153	2.71	88,174	66,787	2.27
(Reversal of) Provision for covered and acquired loan losses	3,544	2,304	0.07	(2,439)	(1,585)	(0.05)
Other provision for loan losses	9,021	5,863	0.19	2,884	1,874	0.60

Pre-provision operating earnings (non-GAAP)	$131,834	$93,320	$2.97	$88,619	$67,076	$2.28

(1)	Per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended September 30
(Dollars in thousands)	2014	2013
Net interest income (GAAP)	$121,041	$97,452
Add: Effect of tax benefit on interest income	2,134	2,321

Net interest income (TE) (Non-GAAP)	$123,175	$99,773

Non-interest income (GAAP)	$45,663	$43,263
Add: Effect of tax benefit on non-interest income	564	489

Non-interest income (TE) (Non-GAAP)	$46,227	$43,752

Non-interest expense (GAAP)	$120,060	$108,152
Less: Intangible amortization expense	(1,493)	(1,179)

Tangible non-interest expense (Non-GAAP)	$118,567	$106,973

Net income (GAAP)	$29,744	$23,192
Add: Effect of intangible amortization, net of tax	970	766

Cash earnings (Non-GAAP)	$30,714	$23,958

Total assets (GAAP)	$15,516,609	$13,145,077
Less: Intangible assets	551,611	426,385

Total tangible assets (Non-GAAP)	$14,964,998	$12,718,692

Average assets (Non-GAAP)	$15,478,406	$12,944,435
Less: Average intangible assets	550,937	426,998

Total average tangible assets (Non-GAAP)	$14,927,469	$12,517,437

Total shareholders’ equity (GAAP)	$1,817,548	$1,525,268
Less: intangible assets	551,611	426,385

Total tangible shareholders’ equity (Non-GAAP)	$1,265,937	$1,098,883

Average shareholders’ equity (Non-GAAP)	$1,808,719	$1,514,155
Less: Average intangible assets	550,937	426,998

Average tangible shareholders’ equity (Non-GAAP)	$1,257,782	$1,087,157

Net income per common share - diluted	$0.89	$0.78
Add: Effect of intangible amortization, net of tax	0.03	0.03

Cash earnings per share - diluted (Non-GAAP)	$0.92	$0.81

Return on average common equity	6.52%	6.08%
Add: Effect of intangibles	3.16	2.66

Return on average tangible common equity (Non-GAAP)	9.68%	8.74%

Efficiency ratio	72.0%	76.9%
Less: Effect of tax benefit related to tax-exempt income	(1.1)	(1.5)

Efficiency ratio (TE) (Non-GAAP)	70.9	75.4
Less: Effect of amortization of intangibles	(0.9)	(0.9)

Tangible efficiency ratio (TE) (Non-GAAP)	70.0%	74.5%

FINANCIAL CONDITION

EARNING ASSETS

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. Earning assets averaged $14.0 billion during the third quarter of 2014, a $2.3 billion, or 19.8%, increase when compared to the third quarter of 2013. On a year-to-date basis, average earnings assets increased 10.6%, or $1.2 billion. The increase from the prior year was primarily the result of the Company’s three acquisitions in 2014 and organic loan and investment security growth during the past twelve months. The following discussion highlights the Company’s major categories of earning assets.

Loans and Leases

The Company’s total loan portfolio increased $1.6 billion, or 16.7%, to $11.1 billion at September 30, 2014, compared to $9.5 billion at December 31, 2013. The increase was driven by non-covered loan growth of $1.8 billion, or 20.3%, during the first nine months of 2014, but was offset by a $195.6 million, or 27.2%, decrease in covered loans. By loan type, the increase was primarily from commercial loan growth of $643.5 million and consumer loan growth of $460.3 million thus far in 2014, 9.4% and 22.5% higher, respectively, than at the end of 2013.

The major categories of loans outstanding at September 30, 2014 and December 31, 2013 are presented in the following tables, segregated into covered loans and non-covered loans, including non-covered loans acquired from OMNI, Cameron, Florida Gulf, Trust One-Memphis, Teche, and First Private. The carrying amount of the covered loans and loans acquired from these acquisitions consisted of loans accounted for in accordance with ASC Topic 310-30 (i.e., loans impaired at the time of acquisition) and loans subject to ASC Topic 310-30 by analogy only or subject to ASC Topic 310-10 (i.e., loans performing at the time of acquisition) as detailed in the following table.

TABLE 3 – SUMMARY OF LOANS

	September 30, 2014
(Dollars in thousands)	Commercial		Mortgage		Consumer and Other
Covered loans	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Impaired (1)	$4,678	$620	$24,304	$—	$—	$16,210	$—	$489	$46,301
Performing (1)	242,478	33,614	106,672	—	—	91,601	621	2,902	477,888

Total covered loans	247,156	34,234	130,976	—	—	107,811	621	3,391	524,189
Non-covered loans
Acquired
Impaired (1)	15,061	2,562	160	—	—	1,508	—	199	19,490
Performing (1)	489,746	96,663	441,752	—	613	226,561	—	100,243	1,355,578

	504,807	99,225	441,912	—	613	228,069	—	100,442	1,375,068
Legacy loans	3,527,612	3,093,873	469,187	27,888	394,078	1,229,998	68,731	368,575	9,179,942

Total non-covered loans	4,032,419	3,193,098	911,099	27,888	394,691	1,458,067	68,731	469,017	10,555,010

Total loans	$4,279,575	$3,227,332	$1,042,075	$27,888	$394,691	$1,565,878	$69,352	$472,408	$11,079,199

	December 31, 2013
	Commercial		Mortgage		Consumer and Other
Covered loans	Real Estate	Business	1-4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Impaired (1)	$14,904	$—	$28,223	$—	$—	$21,768	$—	$1,182	$66,077
Performing (1)	372,428	37,025	125,802	—	—	115,354	679	2,428	653,716

Total covered loans	387,332	37,025	154,025	—	—	137,122	679	3,610	719,793
Non-covered loans
Acquired
Impaired (1)	12,240	30	126	—	25	1,204	—	158	13,783
Performing (1)	332,829	53,007	18,009	—	1,828	52,239	—	12,210	470,122

	345,069	53,037	18,135	—	1,853	53,443	—	12,368	483,905
Legacy loans	3,134,904	2,906,051	404,922	9,450	373,383	1,101,227	63,642	294,742	8,288,321

Total non-covered loans	3,479,973	2,959,088	423,057	9,450	375,236	1,154,670	63,642	307,110	8,772,226

Total loans	$3,867,305	$2,996,113	$577,082	$9,450	$375,236	$1,291,792	$64,321	$310,720	$9,492,019

(1)	Loans in these categories were acquired with evidence of credit deterioration since origination. Accordingly, assumed credit losses at the purchase date were included in the balance acquired.

Legacy loans increased $891.6 million, or 10.8%, during the first nine months of 2014, with the Houston, Texas, New Orleans, Louisiana, and Baton Rouge, Louisiana markets experiencing the largest organic growth in their loan portfolios. On a market basis, growth in the non-covered portfolio was driven by the Company’s Houston, Texas market, which grew its loan portfolio $209.0 million, or 14.8%, since the end of 2013. Loans in the New Orleans market grew $92.2 million, or 6.9%, while the Baton Rouge market contributed loan growth of $64.9 million, or 9.1%, since December 31, 2013.

The Company’s loan to deposit ratio at September 30, 2014 and December 31, 2013 was 89.5% and 88.4%, respectively. The percentage of fixed rate loans to total loans increased slightly from 50.3% at the end of 2013 to 50.4% at September 30, 2014.

Commercial Loans

Total commercial loans increased $643.5 million, or 9.4%, from December 31, 2013, with $786.5 million, or 12.2%, in non-covered loan growth and a decrease in covered commercial loans of $143.0 million, or 33.7%. During the first nine months of 2014, the Company’s acquired commercial loans increased $205.9 million on a net basis (acquired commercial loans from Teche, First Private and Trust One-Memphis were offset partially by loan payments and charge-offs), while legacy commercial loan growth during the first nine months of 2014 totaled $580.6 million. The Company continued to attract and retain commercial customers in 2014 as commercial loans were 67.8% of the total loan portfolio at September 30, 2014. Unfunded commitments on commercial loans were $2.9 billion at September 30, 2014, an increase of $233.0 million, or 8.7%, when compared to the end of the prior year.

Commercial real estate loans increased $412.3 million, or 10.7%, during the first nine months of 2014, driven by an increase in non-covered commercial real estate loans of $552.4 million, or 15.9%. At September 30, 2014, commercial real estate loans totaled $4.3 billion, or 38.6% of the total loan portfolio, compared to 40.7% at December 31, 2013. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

As of September 30, 2014, commercial loans not secured by real estate totaled $3.2 billion, or 29.1% of the Company’s total loan portfolio. This represents a $231.2 million, or 7.7%, increase from December 31, 2013. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans.

The following table details the Company’s commercial loans by state as of the dates indicated.

TABLE 4 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
September 30, 2014
Covered	$—	$234,161	$47,229	$—	$—	$—	$281,390
Non-covered	3,255,277	446,748	838,482	1,563,580	691,836	429,594	7,225,517

Total commercial loans	$3,255,277	$680,909	$885,711	$1,563,580	$691,836	$429,594	$7,506,907
December 31, 2013
Covered	$—	$363,372	$60,985	$—	$—	$—	$424,357
Non-covered	3,035,998	335,858	795,759	1,310,352	634,071	327,023	6,439,061

Total commercial loans	$3,035,998	$699,230	$856,744	$1,310,352	$634,071	$327,023	$6,863,418

Mortgage Loans

Residential 1-4 family loans comprise most of the Company’s mortgage loans. The vast majority of the Company’s residential 1-4 family mortgage loan portfolio is secured by properties located in its market areas and originated under terms and documentation that permit their sale in the secondary market. Larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. Beginning in the third quarter of 2013, the Company began to invest in loans that would be considered subprime (i.e., generally loans with a borrower FICO score of less than 620) in order to ensure compliance with relevant regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, throughout 2014, albeit up to a limited amount. The Company did not make a significant investment in subprime loans thus far in 2014. At September 30, 2014, the Company had $120.4 million in subprime mortgage loans, an increase of $3.8 million from December 31, 2013.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market on a servicing-released basis and recognize the associated fee income in earnings rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total non-covered residential mortgage loans increased $506.5 million, or 117.1% compared to December 31, 2013, the result of the private banking originations and acquired mortgage loans. The net increase of $423.8 million in acquired mortgage loans accounted for 83.7% of the year-to-date growth. These increases during the first nine months of 2014 were offset by decreases in the Company’s covered mortgage loans of $23.0 million, or 15.0%, as existing loans were paid down and most of the new mortgage loan originations were sold.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At September 30, 2014, $2.5 billion, or 22.6%, of the Company’s total loan portfolio was comprised of consumer loans, compared to $2.0 billion, or 21.5%, at the end of 2013. Total consumer loans increased $460.3 million, or 22.5%, from December 31, 2013, with $274.1 million, or 59.6%, of the growth from home equity loans and lines of credit. The remaining growth was split between indirect automobile loans ($19.5 million) and other personal consumer loans ($166.7 million), which includes credit card loans. Of the $460.3 million increase from December 31, 2013, $228.4 million, or 49.6%, was a result of legacy consumer loan growth.

Consistent with 2013, home equity loans comprised the largest component of the Company’s consumer loan portfolio at September 30, 2014. The balance of home equity loans increased 21.2% during the year to $1.6 billion at September 30, 2014. Non-covered home equity loans increased $303.4 million in the first nine months of 2014, a result of net non-covered acquired loan growth of $174.6 million and the Company’s continued focus on expanding its total consumer portfolio through its additional investment in its consumer business. Unfunded commitments related to home equity loans and lines were $664.9 million at September 30, 2014, an increase of $150.6 million from the end of 2013. The Company has approximately $544.9 million of loans with junior liens where the Company does not hold or service the respective loans having a senior lien position. The Company believes it has addressed the risks associated with these loans in its allowance for credit losses.

Indirect automobile loans comprised the third largest component of the Company’s consumer loan portfolio. Independent automobile dealerships originate these loans based upon the Company’s credit decisioning. The Company relies on the dealerships, in part, for loan qualifying information. To that extent, there is risk inherent in the Company’s indirect automobile loan portfolio associated with fraud or negligence by the automobile dealership. To limit this risk, an emphasis is placed on established dealerships that have demonstrated reputable behavior, both within the communities the Company serves and through long-term relationships with the Company itself. Indirect automobile loans increased $19.5 million, or 5.2%, from December 31, 2013 to September 30, 2014, and comprised 3.6% of the total loan portfolio.

The Company’s credit card loans totaled $69.4 million at September 30, 2014, an increase of 7.8% from the end of 2013. The increase in credit card loans was the result of additional card usage at the end of the third quarter of 2014. Average credit card balances have increased from $56.6 million in the third quarter of 2013 to $67.9 million for the same period of 2014, a 19.8% increase. Additionally, average balances have increased 9.5% from the fourth quarter of 2013.

The remainder of the consumer loan portfolio at September 30, 2014 consisted of direct automobile loans and other personal consumer loans, and comprised 4.3% of the overall loan portfolio. At the end of the third quarter of 2014, the Company’s direct automobile loans totaled $140.3 million, a $47.5 million increase over December 31, 2013, and the Company’s other personal consumer loans were $332.1 million, a 52.4% increase from December 31, 2013, primarily a result of acquired installment loans and personal lines of credit. Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 6, unscoreable consumer loans have been included with loans with borrower FICO scores below 660. FICO scores reflect scores available as of the dates indicated, which are updated periodically but may not reflect a borrower’s FICO score as of the period indicated.

TABLE 5 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
September 30, 2014
Covered	$—	$105,558	$6,265	$—	$—	$—	$111,823
Non-covered	1,096,532	139,607	223,737	171,680	222,871	536,079	2,390,506

Total consumer loans	$1,096,532	$245,165	$230,002	$171,680	$222,871	$536,079	$2,502,329
December 31, 2013
Covered	$—	$132,174	$9,237	$—	$—	$—	$141,411
Non-covered	836,814	101,041	197,104	65,574	205,585	494,540	1,900,658

Total consumer loans	$836,814	$233,215	$206,341	$65,574	$205,585	$494,540	$2,042,069

TABLE 6 – CONSUMER LOANS BY FICO SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
September 30, 2014
Covered	$39,542	$30,739	$66,077	$(24,535)	$111,823
Non-covered	395,921	573,889	1,443,095	(22,399)	2,390,506

Total consumer loans	$435,463	$604,628	$1,509,172	$(46,934)	$2,502,329
December 31, 2013
Covered	$68,333	$35,628	$76,500	$(39,050)	$141,411
Non-covered	345,143	484,927	1,077,692	(7,104)	1,900,658

Total consumer loans	$413,476	$520,555	$1,154,192	$(46,154)	$2,042,069

Mortgage Loans Held for Sale

Loans held for sale increased $20.1 million, or 15.6%, to $148.5 million at September 30, 2014. The increase in the balance from the end of 2013 was a result of an increase in origination activity toward the end of the third quarter. Thus far in 2014, the Company originated and purchased $1.2 billion in mortgage loans, offset by net sales of $1.2 billion.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At September 30, 2014, the Company had $3.2 million in loans that have recourse conditions for which buyers have notified the Company of potential recourse action. The Company has recorded a reserve of $2.0 million for potential repurchases at September 30, 2014. However, an insignificant number of loans have been returned to the Company during the current year.

Asset Quality

Over time, the Company’s loan portfolio has transitioned to that of a commercial bank. The Company’s focus on commercial lending brings about the potential for increased risks in the form of potentially higher levels of charge-offs and non-performing assets, as well as increased rewards in the form of potentially increased levels of shareholder returns. As the risks within the Company’s loan portfolio have evolved, management has responded by tightening underwriting guidelines and procedures, implementing more conservative loan charge-off and non-accrual guidelines, revising loan policies, and developing an internal loan review function. As a result of management’s enhancements to underwriting loan risk/return dynamics, the credit quality of the loan portfolio has remained favorable when compared to peers. Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Overall asset quality improved during the first nine months of 2014, primarily as a result of decreases in the number and amount of past due loans and non-performing assets. Consistent with prior years, the assets and liabilities purchased and assumed through the Company’s four failed bank acquisitions continue to have a disproportionate impact on overall asset quality. The Company continues to closely monitor the risk-adjusted level of return within the loan portfolio.

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

The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board (“FRB”) as part of its efforts to monitor commercial asset quality. In connection with their examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, reclassify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”, all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectable and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Board Risk Committee of the Board of Directors periodically. Loans are placed on non-accrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on non-accrual status, the accrual of interest income ceases and accrued but unpaid interest attributable to the current year is reversed against interest income. Accrued interest receivable attributable to the prior year is recorded as a charge-off to the allowance for credit losses.

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

Loans acquired through failed bank acquisitions, referred to as covered loans, are covered by loss sharing agreements with the FDIC until those loss sharing agreements expire, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. Acquisition date fair values of loans covered by loss sharing agreements were determined without regard to the loss sharing agreements. In addition to covered loans, the Company also accounts for other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as purchased impaired loans. Application of ASC 310-30 results in significant accounting differences compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. At acquisition, purchased impaired loans were individually evaluated and assigned to loan pools based on common risk characteristics, which included loan performance at the time of acquisition, loan type based on regulatory reporting guidelines, and/or the nature of collateral. The acquisition date fair values of each pool were estimated based on the expected cash flows of the underlying loans. Certain loan level information, including outstanding principal balance, maturity, term to re-price (if a variable rate loan), and interest rate were used to estimate the expected cash flows for each loan pool. ASC 310-30 does not permit carry over or recognition of an allowance for credit losses at acquisition. Credit quality deterioration, also referred to as credit losses, evident at acquisition for individual loans was reflected in the acquisition date fair value through the reduction of cash flows expected to be received over the life of loans. A provision for credit losses is recognized and an allowance for credit losses is recorded subsequent to acquisition to the extent that re-estimated expected losses exceed losses estimated at acquisition. Purchased impaired loans were considered to be performing as of the acquisition date regardless of their past due status based on their contractual terms. In accordance with regulatory reporting guidelines, purchased impaired loans that are contractually past due are reported as past due and accruing based on the number of days past due.

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

Non-performing assets excluding acquired loans decreased $11.5 million, or 15.7%, compared to December 31, 2013, as non-accrual loans decreased $5.6 million, accruing loans 90 days or more past due decreased $1.1 million, and OREO decreased $4.8 million. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs decreased $11.8 million over the past nine months.

The following table sets forth the composition of the Company’s non-covered non-performing assets, including accruing loans past due 90 or more days and TDRs, as of September 30, 2014 and December 31, 2013.

TABLE 7 - NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (EXCLUDING ACQUIRED LOANS)

(Dollars in thousands)	September 30, 2014	December 31, 2013	Increase (Decrease)
Non-accrual loans:
Commercial and business banking	$10,843	$24,471	$(13,628)	(55.7)%
Mortgage	17,170	10,237	6,933	67.7
Consumer and credit card	10,047	8,979	1,068	11.9

Total non-accrual loans	38,060	43,687	(5,627)	(12.9)
Accruing loans 90 days or more past due	4	1,075	(1,071)	(99.6)

Total non-performing loans (1)	38,064	44,762	(6,698)	(15.0)
OREO and foreclosed property (2)	23,478	28,272	(4,794)	(17.0)

Total non-performing assets (1)	61,542	73,034	(11,492)	(15.7)
Troubled debt restructuring in compliance with modified terms (3)	1,093	1,376	(283)	(20.6)

Total non-performing assets and troubled debt restructurings (1)	$62,635	$74,410	$(11,775)	(15.8)%
Non-performing loans to total loans (1) (4)	0.41%	0.54%
Non-performing assets to total assets (1) (4)	0.46%	0.61%
Non-performing assets and troubled debt restructurings to total assets (1) (4)	0.46%	0.62%
Allowance for credit losses to non-performing loans (4) (5)	222.35%	175.26%
Allowance for credit losses to total loans (4) (5)	0.92%	0.95%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.
(2)	OREO and foreclosed property at September 30, 2014 and December 31, 2013 include $12.7 million and $9.2 million, respectively, of former bank properties held for development or resale.
(3)	Troubled debt restructurings in compliance with modified terms for September 30, 2014 and December 31, 2013 do not include $2.3 million and $18.5 million in troubled debt restructurings included in total non-accrual loans above.
(4)	Total loans, total non-performing loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Non-performing loans were 0.41% of total legacy loans at September 30, 2014, 13 basis points lower than at December 31, 2013. If covered loans and acquired loans accounted for in pools that meet non-performing criteria are included, non-performing loans were 1.77% of total loans at September 30, 2014 and 2.87% at December 31, 2013. The allowance for credit losses as a percentage of non-performing loans was 222.4% at September 30, 2014 and 175.3% at December 31, 2013. Including covered loans and pooled loans, the allowance for credit losses as a percentage of total loans was 1.32% at September 30, 2014 and 1.62% at December 31, 2013.

Non-performing assets as a percentage of total assets have remained at relatively low levels. Total non-performing assets were 0.46% of non-covered, non-acquired assets at September 30, 2014, 15 basis points below December 31, 2013. Consistent with the overall improvement in asset quality, the Company’s allowance for credit losses as a percentage of loans, excluding reserves for acquired loans, decreased three basis points from 2013 to 0.92% at September 30, 2014.

Loans defined as TDRs not included in non-performing assets decreased to $1.1 million at the end of the third quarter of 2014. Total legacy TDRs totaled $3.4 million at September 30, 2014, $16.5 million, or 82.8%, lower than at December 31, 2013, driven primarily from the payoff of one relationship totaling $10.4 million at December 31, 2013. There were no additions to legacy TDRs during the first nine months of 2014.

The Company had gross charge-offs on non-acquired loans of $8.2 million during the nine months ended September 30, 2014. Offsetting these charge-offs were recoveries of $4.3 million. As a result, net charge-offs on non-acquired loans during the first three quarters of 2014 were $3.9 million, or 0.06% of average loans, compared to net charge-offs of $3.1 million, or 0.05%, for the first nine months of 2013.

At September 30, 2014, excluding loans covered by the FDIC loss share agreements (see “Covered Loans” below) and acquired loans, the Company had $65.0 million of assets classified as substandard, $2.4 million of assets classified as doubtful, and no assets classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified assets was 0.73% of total loans, compared to 0.99% at December 31, 2013. The decrease in classified assets is consistent with the overall improvement in asset quality since December 31, 2013. As with non-classified assets, a reserve for credit losses has been recorded for all substandard and doubtful loans at September 30, 2014 according to the Company’s allowance for credit losses policy.

In addition to the problem loans described above, excluding covered loans and acquired loans, there were $75.9 million of loans classified as “special mention” at September 30, 2014, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans increased $30.1 million from December 31, 2013 as a result of the movement of a limited number of loans to special mention during the year.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At September 30, 2014, total past due loans excluding covered loans were 0.96% of total loans, a decrease of 29 basis points from December 31, 2013. Including covered loans, loans past due 30 days or more were 1.96% of total loans before discount adjustments at September 30, 2014 and 3.24% at December 31, 2013. Past due non-covered loans (including non-accrual loans) decreased $8.1 million, or 7.4%, from December 31, 2013, and can be attributed to lower levels of accruing loans past due. Additional information on non-covered past due loans is presented in the following table.

TABLE 8 - PAST DUE NON-COVERED LOAN SEGREGATION

	September 30, 2014
	Non-acquired		Acquired		Total
(Dollars in thousands)		% of Outstanding		% of Outstanding		% of Outstanding
Accruing loans:	Amount	Balance	Amount	Balance	Amount	Balance
30-59 days past due	$9,243	0.10%	$4,556	0.31%	$13,799	0.13%
60-89 days past due	3,198	0.03	2,289	0.16	5,487	0.05
90-119 days past due	4	0.00	—	—	4	0.00
120 days past due or more	—	—	—	—	—	—

	12,445	0.14	6,845	0.47	19,290	0.18
Non-accrual loans (1)	38,060	0.41	43,838	3.03	81,898	0.78

	$50,505	0.55%	$50,683	3.50%	$101,188	0.96%

	December 31, 2013
	Non-acquired		Acquired		Total
(Dollars in thousands)		% of Outstanding		% of Outstanding		% of Outstanding
Accruing loans:	Amount	Balance	Amount	Balance	Amount	Balance
30-59 days past due	$13,426	0.16%	$3,251	0.67%	$16,677	0.19%
60-89 days past due	7,965	0.10	2,580	0.53	10,545	0.12
90-119 days past due	108	0.00	103	0.02	211	0.00
120 days past due or more	967	0.01	437	0.09	1,404	0.02

	22,466	0.27	6,371	1.32	28,837	0.33
Non-accrual loans (1)	43,687	0.53	36,725	7.59	80,412	0.92

	$66,153	0.80%	$43,096	8.91%	$109,249	1.25%

(1)	For acquired loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

The $8.1 million decrease in non-covered past due loans was the result of a $9.5 million decrease in accruing loans past due ($7.9 million of which were loans past due less than 90 days), offset partially by a $1.5 million increase in non-accrual loans (all from the acquired portfolio). Commercial non-accrual loans decreased $18.9 million, or 33.9%, while mortgage non-accrual loans increased $14.1 million and consumer non-accrual loans increased $6.3 million since December 31, 2013. The increase in mortgage and consumer non-accrual loans was a result of the placement of past due consumer loans on non-accrual status during the first three quarters of 2014 in response to their continued past due status. As a percentage of outstanding loans, consumer nonaccrual loans were 0.84% of consumer loans at September 30, 2014 and 0.74% at December 31, 2013.

In the non-covered commercial loan portfolio, total accruing loans past due decreased $12.8 million, or 66.5%, from December 31, 2013. Total non-covered mortgage loans past due increased $1.2 million during the first nine months of 2014, with 100.0% due less than 90 days and 45.9% past due less than 60 days. At December 31, 2013, those percentages were 64.6% and 36.5%, respectively. Management is continually monitoring the past due status of these mortgage loans for indicators of overall asset quality issues.

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

As of October 1, 2014, certain CSB non-single family residential (“Non-SFR”) covered loans have lost loss share coverage due to the expiration of coverage in accordance with the loss share agreement. Certain non-SFR covered loans acquired from Orion and Century will also lose loss share coverage within the next 12 months. See Table 10 below for additional information on these loans.

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

TABLE 9 – PAST DUE COVERED LOAN SEGREGATION

	September 30, 2014		December 31, 2013
(Dollars in thousands)		% of Outstanding		% of Outstanding
Accruing loans:	Amount	Balance	Amount	Balance
30-59 days past due	$3,093	0.51%	$8,474	1.01%
60-89 days past due	1,405	0.23	5,222	0.62
90-119 days past due	186	0.03	579	0.07
120 days past due or more	—	—	—	—

Total accruing loans	4,684	0.78	14,275	1.70
Non-accrual loans (1)	113,781	18.88	190,016	22.68

Total past due loans	$118,465	19.66%	$204,291	24.38%

(1)	For covered loans, balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of nonaccrual loans.

Total covered loans past due at September 30, 2014 totaled $118.5 million before discounts, a decrease of $85.8 million, or 42.0%, from December 31, 2013. The decrease is consistent with not only the overall decrease in the covered loan portfolio, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due loans at the end of the third quarter of 2014 included $113.8 million in loans that would otherwise meet the Company’s definition of non-accrual loans and $4.7 million in accruing loans past due greater than 30 days. Of the $4.7 million in accruing loans past due, $4.5 million, or 96.0%, were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Non-performing loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of non-accrual loans) decreased $76.6 million, or 40.2% from December 31, 2013. These decreases were primarily a result of loan payments during the current year.

Of the $556.2 million in covered assets at September 30, 2014, $285.4 million will lose loss share coverage within the next 12 months. The following table provides additional information as of September 30, 2014 on the covered assets losing loss share coverage within the next 12 months. When the coverage period ends, these assets will be included in asset quality information presented in Table 8 above, in future reporting periods, as part of the non-covered acquired loans. Amounts in the table are presented gross of discounts unless otherwise noted.

TABLE 10 – COVERED ASSETS BY LOSS SHARE COVERAGE PERIOD

	Covered Assets
	Non-Single Family Residential Loans (Losing Loss Share Coverage as of October 1, 2014)	Non-Single Family Residential Loans (Losing Loss Share Coverage within the next 12 months) (1)	Single Family Residential Loans (Losing Loss Share Coverage 10 years from Date of Acquisition)
(Dollars in thousands)
Loans, net	$44,880	$219,930	$259,379
Other real estate owned	2,688	17,947	11,327
Allowance for loan losses	(8,661)	(34,581)	(15,855)
Nonaccrual loans	$15,291	$46,554	$51,937
Foreclosed assets	—	972	—
Other real estate owned	2,688	16,975	11,327
Accruing loans more than 90 days past due	—	—	186

Nonperforming assets	$17,979	$64,501	$63,450
Total past due loans	$15,334	$48,647	$54,484
NPAs/(Loans + OREO)	37.80%	27.12%	23.44%
(Past Dues & Nonaccruals)/Loans	34.17%	22.12%	21.01%

(1)	$259.4 million of loans are maintaining loss share coverage beyond the next 12 months. $13.8 million of indemnification asset is collectible from the FDIC and OREO transactions beyond the next twelve months.

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

During the first nine months of 2014, the Company did not substantively change any material aspect of its overall approach in the determination of the allowance for credit losses and there have been no material changes in assumptions or estimation techniques as compared to December 31, 2013. However, during the third quarter of 2013, the Company modified its methodology for estimating its allowance for credit losses on its non-covered, non-acquired loan portfolio to incorporate practices, processes, and methodologies consistent with the guidance provided in the FRB’s inter-agency policy statement 2006 SR 06-17. The methodology was modified to segregate the reserve for unfunded lending commitments (“RULC”), previously included in the Company’s allowance for loan losses, into a separate liability on the Company’s consolidated balance sheet, and to enhance the previous methodology around loss migration.

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

At September 30, 2014, the Company had an allowance for credit losses of $59.1 million and $2.9 million in the covered loan and acquired loan portfolios, respectively, to reserve for expected losses currently in those portfolios that have arisen after the losses estimated at the respective acquisition dates.

Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at September 30, 2014 and December 31, 2013 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.

TABLE 11 - SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	September 30, 2014				September 30, 2013
		Non-covered loans				Non-covered loans
(Dollars in thousands)	Covered Loans	Legacy Loans	Acquired Loans	Total	Covered Loans	Legacy Loans	Acquired Loans	Total
Allowance for loan losses
Balance at beginning of period	$71,175	$67,342	$4,557	$143,074	$168,576	$74,211	$8,816	$251,603
(Reversal of) Provision for loan losses before
benefit attributable to FDIC loss share agreements	5,878	9,099	(1,259)	13,718	(58,540)	2,884	(2,464)	(58,120)
Benefit attributable to FDIC loss share agreements	(1,153)	—	—	(1,153)	58,565	—	—	58,565

Net (reversal of) provision for loan losses	4,725	9,099	(1,259)	12,565	25	2,884	(2,464)	445
(Decrease) Increase in FDIC loss share receivable	1,153	—	—	1,153	(58,565)	—	—	(58,565)
Transfer of balance to OREO	(5,171)	—	(207)	(5,378)	(29,302)	—	(1,013)	(30,315)
Transfer of balance to the RUFC	—	—	—	—	—	(9,828)	—	(9,828)
Loan charge-offs	(12,823)	(8,242)	(586)	(21,651)	(1,683)	(7,455)	(10)	(9,148)
Recoveries	38	4,338	401	4,777	—	4,353	—	4,353

Balance at end of period	59,097	72,537	2,906	134,540	79,051	64,165	5,329	148,545
Reserve for unfunded lending commitments
Balance at beginning of period	—	11,147	—	11,147	—	—	—	—
Transfer of balance from the RUFC	—	—	—	—	—	9,828	—	9,828
Provision for unfunded lending commitments	—	952	—	952	—	2,131	—	2,131

Balance at end of period	—	12,099	—	12,099	—	11,959	—	11,959

Allowance for credit losses	$59,097	$84,636	$2,906	$146,639	$79,051	$76,124	$5,329	$160,504

The allowance for credit losses was $146.6 million at September 30, 2014, or 1.32% of total loans, which is $7.6 million lower than at December 31, 2013. The allowance as a percentage of loans was 1.32% at September 30, 2014, 30 basis points below 1.62% at December 31, 2013.

The decrease in the allowance was primarily related to a decrease in reserves on the covered and acquired loan portfolios. The allowance for credit losses on the covered portion of the loan portfolio decreased $12.1 million primarily due to a change in expected cash flows on certain of the acquired loan pools during the first three quarters of 2014. The reserve was adjusted to cover the expected losses in these pools. The reserve was also reduced by $5.2 million when loan collateral was moved to OREO during the first nine months of 2014.

For the non-covered portfolio, the allowance for credit losses on the legacy portfolio increased $6.1 million, or 7.3%, since December 31, 2013. Legacy asset quality improved over the prior year as evidenced by continued lower levels of net charge-offs and past due loans, which offset the additional allowance needed to reserve for legacy loan growth over the past nine months. The non-covered allowance for credit losses, however, includes a reserve of $2.9 million for probable losses in the acquired portfolios at September 30, 2014 above estimated expected credit losses at acquisition.

At September 30, 2014 and December 31, 2013, excluding the acquired loan portfolios, the allowance for loan losses covered non-performing loans 1.9 times and 1.5 times, respectively. Including acquired non-covered loans, the allowance for loan losses covered 74.6% of total past due and non-accrual loans at September 30, 2014, an increase compared to the December 31, 2013 coverage of 65.8%.

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded $1.0 billion in receivables from the FDIC, which represents the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivables decreased $67.6 million, or 41.6%, during the first nine months of 2014 as the Company reduced the balances by $7.1 million as a result of an improvement in estimated cash flows on OREO and $61.4 million as a result of amortization during the first nine months of 2014. See Note 8 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements and additional information on FDIC loss share receivable activity.

Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, the Company concluded that certain expected losses are probable of not being collected from the FDIC or the customer because such projected losses are anticipated to occur beyond the reimbursable periods of the loss share agreements. In both 2014 and 2013, management concluded that an impairment charge should be recognized in the consolidated financial statements for the nine-month periods ended September 30, 2014 and 2013. Therefore, the Company recognized a valuation allowance against the indemnification assets in the amount of $31.8 million in 2013 and $5.1 million in 2014 through a charge to net income.

Of the FDIC loss share receivables balance of $94.7 million at September 30, 2014, approximately $27.9 million is expected to be collected from the FDIC, $63.5 million, which represents improvements in cash flows expected to be collected from customers, is expected to be amortized over time, and $3.3 million is expected to be collected in conjunction with OREO transactions. For certain covered assets, loss share coverage expires in the next 12 months. At September 30, 2014, the FDIC loss share receivables included $2.2 million and $0.7 million related to these assets that is expected to be collected from the FDIC and OREO transactions, respectively. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC or OREO transactions, future impairments would be required.

The Company may owe consideration previously received under indemnification agreements to the FDIC under the “clawback” provisions in three of these agreements. The clawback provisions generally stipulate that in the event of not meeting certain thresholds of loss, the Company is required to pay the FDIC a percentage as defined in the respective agreements. Cumulative losses to date under two of these agreements have exceeded the calculated loss amounts, which would result in clawback if not incurred. Previously, the sum of the historical and remaining projected losses under the remaining agreement was in excess of the clawback amount stated in that agreement. For the third agreement, the Company recorded a $0.8 million liability at December 31, 2013 to reserve for the amount of clawback consideration due to the FDIC based on cumulative losses to date. During the third quarter of 2014, based on its estimate of projected net losses, the Company concluded the clawback payment was no longer probable, and reversed the accrued liability through a reduction of non-interest expense in its statements of comprehensive income for the three and nine months ended September 30, 2014. Although no liability for clawback is recorded at September 30, 2014, the future performance of the remaining covered assets (namely improvements in the forms of recoveries and/or reduced losses) for each of the three agreements beyond each agreement’s respective collection period could require the Company to be subject to the clawback provisions for that agreement.

Refer to the “Other Assets” discussion below for additional amounts due from the FDIC related to loss share agreements.

Investment Securities

Investment securities increased $133.4 million, or 6.4%, from December 31, 2013 to September 30, 2014 due to both acquired investment securities and open-market security purchases. Investment securities decreased to 14.3% of total assets at September 30, 2014, from 15.6% at December 31, 2013. Investment securities were 16.4% of average earnings assets in the first nine months of 2014 and 17.7% in the same period of 2013. The following table shows the carrying values of securities by category as of the dates indicated.

TABLE 12 - CARRYING VALUE OF SECURITIES

(Dollars in thousands)	September 30, 2014		December 31, 2013
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$354,943	16%	$395,561	19%
Obligations of state and political subdivisions	91,786	4	107,479	5
Mortgage-backed securities	1,655,616	74	1,432,278	68
Other securities	1,483	—	1,479	—

Total securities available for sale	2,103,828	94	1,936,797	92
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	10,000	1	34,478	2
Obligations of state and political subdivisions	79,309	4	84,290	4
Mortgage-backed securities	31,211	1	35,341	2

Total securities held to maturity	120,520	6	154,109	8

Total investment securities	$2,224,348	100%	$2,090,906	100%

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or third lien elements in its investment portfolio. At September 30, 2014 and December 31, 2013, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.

The Company assesses the nature of the losses in its investment portfolio periodically to determine if there are losses that are deemed other-than-temporary. In its analysis of these securities, management considers numerous factors to determine whether there are instances where the amortized cost basis of the debt securities would not be fully recoverable, including, the length of time and extent to which the fair value of the securities was less than their amortized cost, whether adverse conditions were present in the operations, geographic area, or industry of the issuer, the payment structure of the security, including scheduled interest and principal payments, changes to the rating of the security by a rating agency, and subsequent recoveries or additional declines in fair value after the balance sheet date.

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. Based on its analysis, the Company concluded no declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at September 30, 2014 and December 31, 2013. Note 5 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and Federal Reserve discount rate. The balance in interest-bearing deposits at other institutions of $410.9 million at September 30, 2014 increased $258.1 million, or 169.0%, from December 31, 2013. The primary cause of the increase was the Company’s acquisition of interest-bearing deposits from Teche and First Private, partially offset by the use of available cash to purchase higher-yielding investment securities, pay off maturing debt advances, and fund loan growth, all in an attempt to improve its net interest margin. The Company’s cash activity is further discussed in the “Liquidity” section below.

Other Assets

The following table details the changes in other asset balances as of the periods indicated.

TABLE 13 - OTHER ASSETS COMPOSITION

(Dollars in thousands)
	September 30, 2014	December 31, 2013	Increase (Decrease)
Other Earning Assets
FHLB and FRB stock	$76,665	$53,773	$22,892	42.6%
Fed funds sold and financing transactions	—	—	—	—
Other interest-earning assets (1)	5,412	3,412	2,000	58.6

Total other earning assets	82,077	57,185	24,892	43.5
Non-Earning Assets
Premises and equipment	307,868	287,510	20,358	7.1
Bank-owned life insurance	121,522	104,203	17,319	16.6
Goodwill	526,242	401,872	124,370	30.9
Core deposit intangibles	16,000	14,622	1,378	9.4
Title plant and other intangible assets	7,602	7,439	163	2.2
Accrued interest receivable	37,143	32,143	5,000	15.6
Other real estate owned	63,386	99,173	(35,787)	(36.1)
Derivative market value	32,290	30,076	2,214	7.4
Receivable due from the FDIC	245	2,609	(2,364)	(90.6)
Investment in tax credit entities	138,486	132,487	5,999	4.5
Other	103,492	74,230	29,262	39.4

Total non-earning assets	1,354,276	1,186,364	167,912	14.2

Total other assets	$1,436,353	$1,243,549	$192,804	15.5%

(1)	Other interest-earning assets are composed primarily of trust preferred common securities.

The $22.9 million increase in FHLB and FRB stock was the result of $8.7 million in acquired stock, as well as $14.2 million in net stock purchases during the first nine months of 2014.

Fed funds sold and financing transactions represent short-term excess liquidity, and the balance varies based on the daily requirements of short-term liquidity needed by the Company and its subsidiaries for loan growth and other operating activities. There were no fed funds sold or financing transactions at September 30, 2014 or December 31, 2013.

Premises and equipment increased $20.4 million as a result of $24.3 million in acquired property and equipment from Teche, First Private, and Trust One-Memphis. Current period depreciation expense recorded on the assets in service and former bank properties moved to OREO partially offset the acquired premises and equipment.

Bank-owned life insurance increased $17.3 million as a result of $15.5 million in acquired policies from Teche and income earned on the outstanding policies during the first nine months of 2014.

Core deposit intangibles increased $1.4 million during the current period, the result of an additional $5.2 million in core deposit intangibles recorded as part of the Trust One-Memphis, Teche and First Private acquisitions, which was partially offset by amortization expense recorded during the first nine months of 2014.

Other real estate includes all real estate, other than bank premises used in bank operations, which is owned or controlled by the Company, including real estate acquired in settlement of loans and former bank premises no longer used. The $35.8 million decrease in OREO from December 31, 2013 was a result of the sale of OREO properties. Covered OREO properties at September 30, 2014 were $29.8 million, or 48.3%, lower than at the end of 2013. Covered OREO properties were $32.0 million and $61.8 million at September 30, 2014 and December 31, 2013, respectively. Non-covered OREO decreased $5.9 million, or 15.9%, and was primarily a result of the sales of non-covered OREO properties during the first nine months of 2014 outpacing increases from the acquisition of $1.5 million from Teche and Trust One-Memphis and the movement of $9.4 million in former bank properties to OREO.

The increase in the market value of the Company’s derivatives was the result of both the change in value of existing derivatives from December 31, 2013 and an increase in derivative activity. The value of the derivatives at September 30, 2014 was positively affected by interest rates at the end of the third quarter.

The receivable due from the FDIC from claims associated with the loss share agreements decreased $2.4 million during the first nine months of 2014 compared to December 31, 2013. The balance at September 30, 2014 was a result of the timing of repayment from the FDIC of losses submitted and timing of losses incurred. The Company’s submission of losses has declined as the Company continues to manage the covered assets to ultimate disposition in a manner that is of least loss to the FDIC. The balance due from the FDIC includes the reimbursable portion of incurred losses, net of recoveries (as those terms are defined in the respective loss share agreements) and reimbursable expenses, which were approximately $1.9 million and $2.8 million at September 30, 2014 and December 31, 2013, respectively.

Investments in tax credit entities increased $6.0 million as a result of additional low-income housing tax credit investments totaling $10.4 million in the first nine months of 2014, partially offset by the amortization of tax credits as they are recognized in the Company’s income tax provision calculation.

The $29.3 million increase in other assets since December 31, 2013 was primarily the result of a $31.2 million increase in the Company’s net current and deferred income tax receivables as a result of additional estimated income tax payments recorded during the first nine months of 2014, as well as acquired deferred tax assets. Also affecting other assets was a $2.1 million increase in deferred compensation assets held that are related to current year employee compensation deferrals. Offsetting these increases were decreases in prepaid assets and other current receivables since December 31, 2013.

There were no significant changes in the Company’s title plant or other intangible asset balances since December 31, 2013. Additional intangible assets created in the asset acquisitions of The Title Company LLC and Louisiana Abstract and Title, LLC during the first nine months of 2014 were offset by amortization expense on existing intangible assets.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Short-term and long-term borrowings have become important funding sources as the Company has grown. Other funding sources include subordinated debt and shareholders’ equity. Refer to the “Liquidity” section below for further discussion of the Company’s funding sources and uses thereof. The following discussion highlights the major changes in the mix of deposits and other funding sources from December 31, 2013.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first nine months of 2014, total deposits increased $1.6 billion, or 15.3%, totaling $12.4 billion at September 30, 2014. Total non-interest-bearing deposits increased $581.5 million and interest-bearing deposits increased $1.1 billion, or 13.0%, from December 31, 2013. Acquired deposits of $1.1 billion from Teche, First Private, and Trust One-Memphis accounted for the majority of the increase from year-end, while $497.6 million, or 30.3% of the total growth from December 31, 2013, was a result of organic deposit growth.

The following table and chart set forth the composition of the Company’s deposits for the periods indicated.

TABLE 14 - DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	September 30, 2014		December 31, 2013		Increase (Decrease)
Non-interest-bearing deposits	$3,157,453	26%	$2,575,939	24%	$581,514	22.6%
NOW accounts	2,194,803	18	2,283,491	22	(88,688)	(3.9)%
Money market accounts	4,346,173	35	3,779,581	35	566,592	15.0%
Savings accounts	575,337	5	387,397	3	187,940	48.5%
Certificates of deposit	2,104,009	16	1,710,592	16	393,417	23.0%

Total deposits	$12,377,775	100%	$10,737,000	100%	$1,640,775	15.3%

From a product perspective, non-interest-bearing deposits increased $581.5 million. Interest-bearing core deposit increases totaled $665.8 million, while time deposits increased $393.4 million. Certificates of deposit in denominations of $100,000 and over increased $164.8 million, or 18.2%, to $1.1 billion at September 30, 2014. The increase was seen in many of the Company’s markets, including the Houston, Texas, Little Rock, Arkansas, and Birmingham, Alabama markets.

Non-interest-bearing deposits continue to provide the Company with a good source of available funds for continued earning asset growth. Non-interest-bearing deposits as a percentage of total deposits have steadily risen over the past nine months, from 24.0% at December 31, 2013 to 25.5% at September 30, 2014.

From a market perspective, total deposit growth was seen primarily in the Houston and Little Rock markets. Houston’s customer deposits increased $126.5 million, or 13.7%, during the first nine months of 2014. Total deposits in the Little Rock market increased $102.2 million, or 21.3%, since the end of 2013, while the Birmingham market had total customer deposit growth of $50.0 million, or 11.7%. Total deposit growth was offset, however, by deposit runoff in the Sarasota, Florida market ($43.3 million) and Southeast Florida ($18.6 million).

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

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.80%. The following table details the average and ending balances of repurchase transactions as of and for the quarters ended September 30:

TABLE 15 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2014	2013
Average balance	$292,677	$288,029
Ending balance	259,783	258,850

Total short-term borrowings increased $132.4 million, or 19.5%, from December 31, 2013, to $812.8 million at the end of the third quarter of 2014, a result of both acquired short-term borrowings from Teche and First Private and additional FHLB short-term advances originated by the Company. The increase was the result of an additional $178.0 million in short-term FHLB advances outstanding at September 30, 2014. The Company borrowed these funds in order to manage its liquidity as it funded loan growth in the fourth quarter of 2013 and first nine months of 2014. On an average basis, short-term borrowings increased $512.7 million, or 175.3%, from the first nine months of 2013. The increase in the average outstanding balance was largely due to the FHLB advances outstanding at September 30, 2014 (there were minimal short-term FHLB advances outstanding during the first nine months of 2013), as management’s decision has typically been to use available cash to reduce higher-cost funding sources.

Total short-term borrowings were 5.9% of total liabilities and 69.6% of total borrowings at September 30, 2014 compared to 5.7% and 70.8%, respectively, at December 31, 2013. On an average basis, short-term borrowings were 6.7% of total liabilities and 71.9% of total borrowings in the third quarter of 2014, compared to 2.5% and 50.6%, respectively, during the third quarter of 2013.

The weighted average rate paid on short-term borrowings was 0.17% during the first nine months of 2014, up one basis point compared to 0.16% for the first three quarters of 2013.

Long-term Debt

The Company’s long-term borrowings increased $74.9 million, or 26.7%, from December 31, 2013, a result of acquired Teche and First Private borrowings, offset partially by the scheduled repayment of a portion of the Company’s long-term FHLB advances during 2014. The Company’s efforts to periodically reduce the balance of these higher-priced long-term borrowings has led to a $0.7 million reduction in interest expense on long-term debt in 2014 when compared to the same period of 2013.

On average, long-term debt decreased to $314.9 million in the first nine months of 2014, $13.9 million, or 4.2%, lower than for the same period of 2013. Average long-term debt was 2.5% of total liabilities during the current year, lower than the average during 2013 of 2.9%. On a period-end basis, long-term debt was 2.6% of total liabilities at September 30, 2014, an increase from 2.4% of total liabilities at December 31, 2013.

Long-term borrowings at September 30, 2014 included $162.7 million in fixed-rate advances from the FHLB of Dallas that cannot be paid off without incurring substantial prepayment penalties. The remaining debt consisted of $111.9 million of the Company’s junior subordinated deferrable interest debentures and $81.0 million in notes payable on investments in new market tax credit entities. The debentures are issued to statutory trusts that were funded by the issuance of floating rate capital securities of the trusts and qualify as Tier 1 Capital for regulatory purposes. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The securities are redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2014, shareholders’ equity totaled $1.8 billion, an increase of $286.6 million, or 18.7%, compared to December 31, 2013.

During the nine months ended September 30, 2014, the Company issued 3.3 million additional common shares as part of the Teche and First Private acquisitions, which resulted in $214.7 million in additional shareholders’ equity. Net income of $70.7 million for the first nine months of 2014 was offset by dividend payments to common shareholders of $32.9 million, or $1.02 per common share, in the first nine months of 2014. Shareholders’ equity also increased $16.2 million as a result of an increase in the fair value of the Company’s available for sale investment securities.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the Federal Deposit Insurance Corporation. The FRB imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines. At September 30, 2014 and December 31, 2013, the Company exceeded all required regulatory capital ratios, and the Company’s regulatory capital ratios and those of IBERIABANK were also in excess of the levels established for “well-capitalized” institutions, as shown in the following table.

TABLE 16 - REGULATORY CAPITAL RATIOS

(Dollars in thousands)		Well-Capitalized	September 30, 2014	December 31, 2013
Ratio	Entity	Minimums	Actual	Actual
Tier 1 Leverage	Consolidated	5.00%	9.22%	9.70%
	IBERIABANK	5.00	8.25	8.46
Tier 1 risk-based capital	Consolidated	6.00	11.23	11.57
	IBERIABANK	6.00	10.03	10.08
Total risk-based capital	Consolidated	10.00	12.42	12.82
	IBERIABANK	10.00	11.23	11.33

The decrease in risk-based capital ratios from December 31, 2013 was primarily the result of the Company’s acquisitions of Teche and First Private, as well as the deployment of excess liquidity that carried a 0% risk weighting into loans and other investments that carried a higher risk rating, namely loans and investment securities. Also affecting capital ratios at September 30, 2014 was a decrease in covered assets, which typically are assigned a lower risk rating.

At both September 30, 2014 and December 31, 2013, $108.5 million of the Company’s junior subordinated debt was included as Tier 1 capital in the Company’s risk-based capital ratios above. Due to the Company’s acquisitions of Teche and First Private during 2014, the Company will begin to phase out its junior subordinated debt from Tier 1 capital. Effective January 1, 2015, 50% of the Company’s junior subordinated debt will be excluded from Tier 1 capital. The remaining 50% will be excluded effective January 1, 2016. Once excluded from Tier 1 capital, the Company’s junior subordinated debt will be included as Tier 2 capital, a component of total risk-based capital above. Although the phase-out of the Company’s junior subordinated debt is not expected to impact its total risk-based capital ratio, the Company estimates that the phase-out would have lowered its consolidated Tier 1 leverage ratio and Tier 1 risk-based capital ratio at September 30, 2014 by 36 basis points and 45 basis points, respectively.

By the end of 2014, the Company’s loss-share protection on certain acquired non-single family loans associated with three FDIC-assisted transactions will expire, which will increase the risk weighting associated with these assets, generally from a weighting of 20% to 100%. The effect of this increase in risk weighting would have decreased the Company’s consolidated total risk-based capital ratio at September 30, 2014 by 17 basis points.

Although the impact of the phase-out of junior subordinated debt and the expiration of loss share coverage is expected to decrease certain capital ratios, the Company does not expect these events to impact its ability to meet minimum capital ratios to designate the Company or IBERIABANK as “well capitalized”.

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

The final rules:

•	Permit banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include as Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included as Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital,

•	Establish new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights,

•	Require a minimum of ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%,

•	Increase the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%,

•	Retain the minimum total capital to risk-weighted assets ratio requirement of 8%,

•	Establish a minimum leverage ratio requirement of 4%,

•	Retain the existing regulatory capital framework for 1-4 family residential mortgage exposures,

•	Implement a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625%, and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income,

•	Increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures,

•	Expand the recognition of collateral and guarantors in determining risk-weighted assets, and

•	Remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Management continues to evaluate the provisions of the final rules and their expected impact on the Company and IBERIABANK. Management believes that at September 30, 2014, the Company and IBERIABANK would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.

RESULTS OF OPERATIONS

The Company reported income available to common shareholders of $29.7 million and $23.2 million for the three months ended September 30, 2014 and 2013, respectively. Earnings per share (“EPS”) on a diluted basis were $0.89 for the third quarter of 2014 and $0.78 for the third quarter of 2013. For the nine-month period ended September 30, 2014, income available to common shareholders of $70.7 million, or $2.25 per diluted share, was $31.2 million higher than for the same nine-month period of 2013.

In the third quarter of 2014, net interest income increased $23.6 million, or 24.2%, over the third quarter of 2013, as interest income increased $24.7 million, or 22.7%, and interest expense decreased $1.1 million, or 9.6%. Net interest income increased as a result of an increase in average earning assets, a seven basis point increase in the yield on earning assets, and a three basis point decrease in the cost of interest-bearing liabilities. Income available to common shareholders was negatively impacted by a $3.7 million increase in the provision for loan losses, but was positively impacted by a $2.4 million increase in non-interest income, the drivers of which are discussed below in the “Non-interest Income” section of the discussion.

As a result of higher pre-tax income, income tax expense increased $3.8 million in the third quarter of 2014 when compared to the same period of 2013. Cash earnings, defined as net income before the net-of-tax amortization of acquisition intangibles, were $30.7 million and $24.0 million for the quarterly periods ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, income available to common shareholders increased $31.2 million as net interest income increased $47.6 million, or 16.6%, over the nine months ended September 30, 2013, while non-interest income decreased $0.9 million, or 0.7%, non-interest expense decreased $15.5 million, or 4.2%, and income tax expense increased $18.9 million.

The following discussion provides additional information on the Company’s operating results for the three and nine months ended September 30, 2014 and 2013, segregated by major income statement caption.

Net Interest Income

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is the primary driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.36% and 3.25% during the three months ended September 30, 2014 and 2013, respectively, and 3.38% and 3.22% for the respective nine-month periods. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.47% and 3.37% for the third quarters of 2014 and 2013, respectively, and 3.49% and 3.33% for the nine-month periods.

Net interest income increased $23.6 million for the third quarter of 2014 when compared to the same period of 2013, and $47.6 million, or 16.6%, on a year-to-date basis. The improvement in net interest income was the result of an increase in average earning assets, improvement in earning asset yield, and a decrease in the average cost of interest-bearing liabilities. The average balance sheet growth over the past twelve months is primarily a result of growth in both earning assets and deposits.

Average loans made up 78.8% and 74.9% of average earning assets in the first three quarters of 2014 and 2013, respectively. Quarter-to-date average loans increased $1.8 billion, or 20.0%, from the fourth quarter of 2013 and $2.0 billion, or 22.6%, from the third quarter of 2013, both as a result of acquired loans and organic loan growth in the non-covered loan portfolio. Investment securities made up 16.4% of average earning assets during the first three quarters of 2014, compared to 17.7% during the same period of 2013. Over the past year, management has focused efforts to reduce its lower-yielding excess liquidity (defined as fed funds sold and interest-bearing cash) by investing in higher-yielding loans and investment securities, as well as periodically paying down portions of its short-term and long-term debt in efforts to improve net interest income. Other components of earning assets during the first nine months of 2014 included the FDIC loss share receivable (1.0% of average earning assets) and excess liquidity (2.2% of average earning assets). During the first three quarters of 2013, the FDIC loss share receivable was 2.5% of average earning assets, with excess liquidity accounting for 3.2% of average earning assets.

Average interest-bearing deposits made up 88.4% of average interest-bearing liabilities during the first nine months of 2014, down from 93.3% during the first three quarters of 2013. Average short-term and long-term borrowings made up 8.3% and 3.3% of average interest-bearing liabilities, respectively, thus far in 2014, compared to 3.2% and 3.5%, respectively, during the first nine months of 2013.

The following tables set forth, for the three months and nine months ended September 30, 2014 and 2013, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in non-earning assets. TE yields are calculated using a marginal tax rate of 35%.

TABLE 17 – QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$7,468,004	$97,321	5.17%	$6,443,410	$88,934	5.49%
Mortgage loans	1,110,718	14,375	5.18	545,017	6,884	5.05
Consumer and other loans	2,429,441	33,150	5.41	1,986,920	24,217	4.84

Total loans	11,008,163	144,846	5.22	8,975,347	120,035	5.32
Loans held for sale	165,791	1,594	3.84	119,343	1,289	4.32
Investment securities (TE)	2,137,736	10,994	2.20	2,093,549	9,486	1.98
FDIC loss share receivable	111,383	(25,120)	(88.25)	228,047	(22,875)	(39.25)
Other earning assets	567,895	853	0.60	258,362	577	0.89

Total earning assets	13,990,968	133,167	3.81	11,674,648	108,512	3.74
Allowance for loan losses	(133,443)			(160,994)
Non-earning assets	1,620,881			1,430,781

Total assets	$15,478,406			$12,944,435

Interest-bearing liabilities
Deposits:
NOW accounts	$2,228,378	$1,546	0.28%	$2,257,050	$1,909	0.34%
Savings and money market accounts	4,877,051	3,588	0.29	4,213,764	2,603	0.25
Certificates of deposit	2,060,085	4,067	0.78	1,918,669	4,012	0.83

Total interest-bearing deposits	9,165,514	9,201	0.40	8,389,483	8,524	0.40
Short-term borrowings	919,869	406	0.17	289,659	104	0.14
Long-term debt	358,970	2,519	2.75	282,314	2,432	3.37

Total interest-bearing liabilities	10,444,353	12,126	0.46	8,961,456	11,060	0.49
Non-interest-bearing demand deposits	3,057,513			2,338,772
Non-interest-bearing liabilities	167,821			130,052

Total liabilities	13,669,687			11,430,280
Shareholders’ equity	1,808,719			1,514,155

Total liabilities and shareholders’ equity	$15,478,406			$12,944,435

Net earning assets	$3,546,615			$2,713,192

Net interest spread		$121,041	3.36%		$97,452	3.25%

Net interest income (TE) / Net interest margin (TE)		$123,175	3.47%		$99,773	3.37%

TABLE 18 –YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS / RATES

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Earning Assets:
Loans receivable:
Commercial loans (TE)	$7,159,481	$268,866	5.03%	$6,324,468	$258,420	5.48%
Mortgage loans	804,710	32,438	5.37	504,154	21,868	5.78
Consumer and other loans	2,228,904	87,820	5.27	1,928,747	78,056	5.41

Total loans	10,193,095	389,124	5.11	8,757,369	358,344	5.48
Loans held for sale	134,232	3,953	3.93	155,900	3,965	3.39
Investment securities (TE)	2,120,226	32,911	2.22	2,065,295	27,323	1.94
FDIC loss share receivable	132,306	(61,393)	(61.19)	293,116	(68,707)	(30.91)
Other earning assets	351,232	2,024	0.77	423,776	2,180	0.69

Total earning assets	12,931,091	366,619	3.83	11,695,456	323,105	3.74
Allowance for loan losses	(135,050)			(196,412)
Non-earning assets	1,506,110			1,467,475

Total assets	$14,302,151			$12,966,519

Interest-bearing liabilities
Deposits:
NOW accounts	$2,229,454	$4,480	0.27%	$2,402,803	$5,836	0.32%
Savings and money market accounts	4,517,549	9,108	0.27	4,166,013	8,864	0.28
Certificates of deposit	1,817,156	10,093	0.74	2,024,369	13,038	0.86

Total interest-bearing deposits	8,564,159	23,681	0.37	8,593,185	27,738	0.43
Short-term borrowings	805,167	1,022	0.17	292,453	365	0.16
Long-term debt	314,924	7,489	3.14	328,856	8,196	3.29

Total interest-bearing liabilities	9,684,250	32,192	0.44	9,214,494	36,299	0.52
Non-interest-bearing demand deposits	2,811,276			2,097,110
Non-interest-bearing liabilities	139,669			130,368

Total liabilities	12,635,195			11,441,972
Shareholders’ equity	1,666,956			1,524,547

Total liabilities and shareholders’ equity	$14,302,151			$12,966,519

Net earning assets	$3,246,841			$2,480,962

Net interest spread		$334,427	3.38%		$286,806	3.22%

Net interest income (TE) / Net interest margin (TE)		$340,981	3.49%		$293,988	3.33%

The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolio, for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

TABLE 19 - AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Non-covered loans (TE) (1)	$10,449,589	4.37%	$8,103,580	4.39%	$9,568,573	4.35%	$7,802,719	4.41%

Covered loans (TE) (1)	558,574	21.64	871,768	13.90	624,522	16.89	$954,650	14.28
FDIC loss share receivables	111,383	(88.25)	228,047	(39.25)	132,306	(61.19)	293,116	(30.91)

Covered loans, net of FDIC loss share receivables	669,957	3.07	1,099,815	3.66	756,828	3.14	1,247,766	3.64

Total loans and FDIC loss share receivables	$11,119,546	3.07%	$9,203,395	4.21%	$10,325,401	4.26%	$9,050,485	4.30%

(1)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

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

TABLE 20 - SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30			For the Nine Months Ended September 30
	2014/2013			2014/2013
	Change Attributable To		Net Increase (Decrease)	Change Attributable To		Net Increase (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Loans receivable:
Commercial loans (TE)	$14,371	$(5,984)	$8,387	$33,179	$(22,733)	$10,446
Mortgage loans	7,317	174	7,491	12,214	(1,644)	10,570
Consumer and other loans	5,498	3,435	8,933	11,183	(1,419)	9,764
Loans held for sale	459	(154)	305	(591)	579	(12)
Investment securities (TE)	86	1,422	1,508	372	5,216	5,588
FDIC loss share receivable	15,948	(18,193)	(2,245)	50,950	(43,636)	7,314
Other earning assets	441	(165)	276	395	(551)	(156)

Net change in income on earning assets	44,120	(19,465)	24,655	107,702	(64,188)	43,514
Interest-bearing liabilities:
Deposits:
NOW accounts	(23)	(340)	(363)	(399)	(957)	(1,356)
Savings and money market accounts	603	382	985	1,269	(1,025)	244
Certificates of deposit	286	(231)	55	(1,256)	(1,689)	(2,945)
Borrowings	890	(501)	389	367	(417)	(50)

Net change in expense on interest-bearing liabilities	1,756	(690)	1,066	(19)	(4,088)	(4,107)

Change in net interest spread	$42,364	$(18,775)	$23,589	$107,721	$(60,100)	$47,621

Interest income includes income earned on interest-earning assets, as well as applicable loan fees earned. Interest income that would have been earned on non-accrual loans had they been on accrual status is not included in the data reported above.

The increase in yield on total earning assets between the first three quarters of 2014 and 2013 was driven by a shift in earning asset mix from lower-yielding earning assets, namely cash and equity securities, into higher-yielding investments, including loans and investment securities. Average loans and investment securities were 95.2% of total earning assets during the first three quarters of 2014 compared to 92.5% for the same period in 2013. Other earning assets, consisting primarily of interest-bearing cash, decreased from 3.6% of earning assets in the first nine months of 2013 to 2.7% in the first three quarters of 2014.

For the nine months ended September 30, 2014, average balance increases in the largest components of earning assets offset loan rate decreases. Average loan balances increased $1.4 billion, or 16.4%, over the first three quarters of 2013 and can be attributed to the non-covered loan growth over the past 12 months. Interest income growth was slowed in the current year by a decrease in the yield on the Company’s non-covered loan portfolio of six basis points to 4.35%. Additionally, covered loan yields decreased 50 basis points from the first three quarters of 2013. As expected cash flow on the covered loan and OREO portfolios increases, the carrying value of the FDIC loss share receivable decreases, with the difference recorded as an adjustment to earnings. The total yield of the loan portfolio for the first nine months of 2014 when including the loss share receivable was 4.26%, four basis points lower than in the same period of 2013. This decrease in yield partially offset the income earned from loan volume increases over the prior year.

Interest income growth in the current year was positively impacted by a 28 basis point increase in the yield on investment securities and a $54.9 million increase in average year-to-date balance.

Interest expense increased $1.1 million or 9.6%, from the third quarter of 2013, and decreased $4.1 million, or 11.3%, from the nine-month period of 2013. The increase in interest expense during the current quarter was a result of a $1.5 billion, or 16.5%, increase in average interest-bearing liabilities, as the rate paid on interest-bearing liabilities decreased three basis points. For the first nine months of 2014, interest expense was driven lower by an eight basis point reduction in rate despite an average balance increase of $469.8 million.

As a result of acquired Teche, First Private, and Trust One-Memphis deposits, as well as organic deposit growth during the period, average interest-bearing deposits increased $776.0 million, or 9.3%, from the average in the third quarter of 2013, driving the $0.7 million, or 7.9%, increase in interest expense. For the year-to-date period, an average balance decrease of $29.0 million, combined with a decline of six basis points in the average rate paid on deposits, lowered interest expense on deposits 14.6%, or $4.1 million, from the nine-month period ending September 30, 2013. Higher-yielding time deposits across many markets either matured or were repriced during the past 12 months, driving the expense and rate decreases.

Total interest expense on the Company’s short-term and long-term borrowings decreased $0.1 million, or less than 1%, from the first nine months of 2013, as a 15 basis point decrease in the rate paid on long-term debt and a $13.9 million decrease in average long-term borrowings was offset by a $512.7 million, or 175.3%, increase in average short-term debt and a one basis point increase in the rate paid on short-term borrowings.

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

On a consolidated basis, the Company recorded a provision for loan losses of $12.6 million for the nine months ended September 30, 2014 (which includes a provision of $5.7 million in the third quarter of the current year), a $12.1 million increase from the provision of $0.5 million recorded for the same period of 2013. The Company also recorded a provision for unfunded lending commitments of $0.9 million during the current year, which is included in “Credit and other loan related expense” in the Company’s consolidated statement of comprehensive income. As a result, the Company’s total provision for credit losses was $13.5 million in the first nine months of 2014, $10.9 million above the total provision for credit losses recorded for the same period of 2013. The Company’s total provision during the first nine months of 2014 included a provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) of $3.5 million and a $10.0 million provision recorded on non-acquired loans, based primarily on loan growth. The total provision was limited in 2014 and 2013 by an improvement in legacy portfolio asset quality, as multi-year net charge-off trends in this portfolio continued to show signs of improvement.

Non-covered loans past due totaled $101.2 million at September 30, 2014, a decrease of $8.1 million from December 31, 2013. Past due loans, including non-accrual loans, were 0.96% of total loans (before acquired loan discount adjustments) at the end of the third quarter of 2014, a 29 basis point decrease from December 31, 2013. Excluding the acquired loans, loans past due were 0.55% of total loans at September 30, 2014, an improvement of 25 basis points from December 31, 2013.

Excluding loan pool closures, net charge-offs on the consolidated portfolio were $3.8 million year-to-date, for a net charge-off percentage of 0.05%, one basis points above the 0.04% in the first three quarters of 2013. The net charge-offs thus far in 2014 were a result of $8.6 million in charge-offs and $4.7 million in recoveries.

The Company believes the allowance was appropriate at September 30, 2014 and December 31, 2013 to cover probable credit losses inherent in the loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, decreased 30 basis points from 1.51% at December 31, 2013 to 1.21% at September 30, 2014.

Excluding acquired loans, the Company’s allowance for the non-covered portfolio was 0.79% of non-covered loans at September 30, 2014 and 0.81% at December 31, 2013. On the same basis, the Company’s allowance at September 30, 2014 was 190.6% of total non-performing loans, compared to 150.4% of total non-performing loans at the end of 2013.

Non-interest Income

The Company’s operating results for the third quarter of 2014 included non-interest income of $45.7 million compared to $43.3 million for the same period of 2013. The increase in non-interest income from 2013 came from a number of non-interest revenue streams, including broker commission income, service charges, and ATM/debit card fee income. However, on a year-to-date basis, non-interest income decreased $0.9 million, or 0.7%, from the corresponding 2013 period, due mainly to decreases in mortgage income, gain on sale of investments, and title revenue, although those decreases were partially offset by increases in broker commission income, income from bank-owned life insurance and service charges.

Non-interest income growth has been a management focus in response to a challenging interest rate environment. As a result, the Company has continued to increase its investments in wealth management, trust, and brokerage businesses in order to increase non-interest income. Non-interest income as a percentage of total gross revenue (defined as total interest income and non-interest income) in the third quarter of 2014 was 25.5% compared to 28.5% of total gross revenue in the prior year. Excluding mortgage income, other non-interest income for the three months ended September 30, 2014 was 18.4% of total gross revenue and 18.5% for the same period of 2013.

The following table illustrates the primary components of non-interest income for the periods indicated.

TABLE 21 - NON-INTEREST INCOME

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
(Dollars in thousands)	2014	2013		2014	2013
Service charges on deposit accounts	$10,205	$7,512	35.8%	$25,421	$21,415	18.7%
Mortgage income	12,814	15,202	(15.7)	40,903	51,841	(21.1)
Title revenue	5,577	5,482	1.7	15,007	16,199	(7.4)
ATM/debit card fee income	3,287	2,476	32.8	8,691	7,017	23.9
Income from bank-owned life insurance	1,047	908	15.3	4,423	2,747	61.0
Gain on sale of investments, net (1)	582	13	4,343.2	609	2,315	(73.7)
Broker commission income	5,297	3,950	34.1	14,823	11,347	30.6
(Loss) Gain on sale of assets, net	(24)	2	(1,237.3)	(7)	51	(114.3)
Trust income	1,476	1,500	(1.6)	4,426	4,140	6.9
Credit card income	2,659	1,799	47.8	6,271	4,603	36.2
Other income	2,743	4,419	(37.9)	8,740	8,567	2.0

Total non-interest income	$45,663	$43,263	5.5%	$129,307	$130,242	(0.7)%

(1)	Net gains on sale of investments include gains on calls of held to maturity securities of $16,000 for the three months ended September 30, 2013 and $56,000 for the nine months ended September 30, 2013.

Service charges on deposit accounts increased $2.7 million in the third quarter and $4.0 million for the first nine months of 2014 over the same periods of 2013 due primarily to an increase in service charge fees and NSF charges. Customers increased as a result of the Teche, First Private, and Trust One-Memphis acquisitions, as well as new branch openings over the past 12 months.

In the first nine months of 2014, IMC sales volume decreased $688.8 million, or 35.8%, compared to the same period of 2013 and resulted in a $10.9 million decrease in mortgage income from the nine months ended September 30, 2013. The decrease in sales volume from the first nine months of 2013 was partially offset by higher margin on sales.

Title income increased $0.1 million from the third quarter of 2013 and decreased $1.2 million on a year-to-date basis when compared to the same period of 2013 as a result of slower activity fueled by rising mortgage interest rates.

ATM/debit card fee income increased $0.8 million in the third quarter of 2014 and $1.7 million from the first three quarters of 2013, primarily due to an increase in interchange fee income from increases in transaction volume from an expanded cardholder base and usage by customers.

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

Income from bank owned life insurance for the third quarter of 2014 remained relatively flat compared to the same quarter of 2013, consistent with market performance and current yields. On a year-to-date basis, income from bank owned life insurance policies increased $1.7 million compared to the first three quarters of 2013, a result of $1.5 million in non-operating income from two policies that paid death benefits during the first quarter of 2014. Excluding $15.5 million in acquired policies, there have been no significant investments in bank owned life insurance over the past 12 months.

There were minimal gains recorded on investment security sales in the third quarter 2013, but in the third quarter of 2014, the Company recorded $0.6 million in gains on sales activity. On a year-to-date basis, security gains decreased $1.7 million primarily due to changes in sales volume. Gains were recorded on the sale of $19.9 million and $42.4 million in available-for-sale securities for the first three quarters of 2014 and 2013, respectively.

The Company’s wealth management subsidiaries had successful revenue growth during the third quarter and first nine months of 2014, as total broker commissions increased $1.3 million and $3.5 million on a quarter-to-date and year-to-date basis, respectively, compared to the same periods of 2013, a result of the Company’s expanded client base and service offering. The Company’s other wealth management income, which includes research income, syndicate deals, and investment banking management and underwriting fees, increased $1.9 million, or 56.3%, from the first nine months of 2013, while sales and trade commissions increased $1.6 million, or 19.8%.

The Company’s trust and credit card income were both positively impacted by the Company’s increased customer base and growth of the businesses over 2013. Trust income increased $0.3 million for the first three quarters of 2014, while credit card income increased $0.9 million over the third quarter of 2013 and $1.7 million on a year-to-date basis.

Other non-interest income decreased $1.7 million from the third quarter of 2013, a result of lower commission income earned on the Company’s customer derivatives. For the first three quarters of 2014, other non-interest income increased $0.2 million from the corresponding period of 2013. The increase was a result of additional ATM/Debit card income, but was limited due to a decrease in income earned on COLI assets between the two periods.

Non-interest Expense

The Company’s results for the first nine months of 2014 included non-interest expenses of $354.9 million, $15.5 million lower than non-interest expenses of $370.4 million for the first nine months of 2013. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through new branches, acquisitions, product expansion, and operational investments have caused related increases in several components of non-interest expense. The Company currently operates 278 combined offices, an increase of 11 offices from September 30, 2013 after adjusting for closed or consolidated branches and offices.

Compared to the first three quarters of 2013, the most significant drivers of the decrease in non-interest expense were the $31.8 million impairment of the Company’s indemnification assets in 2013, $26.7 million below the impairment recorded thus far in 2014, and the $2.3 million prepayment penalty recorded in the first quarter of 2013 to repay $90.0 million in long-term FHLB advances acquired in prior periods. Excluding these and other non-operating expenses, such as lease terminations, severance, and merger-related expenses, non-interest expense increased $3.4 million, or 1.0%, for the nine months ended September 30, 2014. For the third quarter of 2014, non-interest expenses totaled $120.1 million, an $11.9 million increase from the third quarter of 2013. Increases of $2.3 million in merger-related and severance expenses, $3.2 million in net impairment charges, and $4.8 million in salaries and employee benefits (from an increase of 144 full-time equivalent employees) account for much of the increase from the third quarter of 2013. For the third quarter of 2014, the Company’s tangible efficiency ratio on a tax-equivalent basis was 70.0%, but excluding non-operating income and expenses, the Company’s tax-equivalent tangible efficiency ratio would have been 66.4%, a decrease from 73.0% in the third quarter of 2013. On a year-to-date basis, the Company’s operating efficiency ratio would have been 72.2% excluding non-operating income and expenses, compared to 71.4% on a GAAP basis.

The following table illustrates the primary components of non-interest expense for the periods indicated.

TABLE 22 - NON-INTEREST EXPENSE

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
(Dollars in thousands)	2014	2013		2014	2013
Salaries and employee benefits	$64,934	$59,234	9.6%	$193,641	185,578	4.3%
Net occupancy and equipment	14,883	14,572	2.1	44,977	44,050	2.1
Franchise and shares tax	1,129	911	24.0	3,226	2,986	8.0
Communication and delivery	2,525	2,899	(12.9)	8,756	9,286	(5.7)
Marketing and business development	2,624	2,350	11.6	8,886	8,486	4.7
Data processing	5,693	4,837	17.7	21,196	13,093	61.9
Office supplies and printing	688	581	18.4	1,827	2,004	(8.9)
Amortization of acquisition intangibles	1,493	1,179	26.6	3,954	3,543	11.6
Professional services	4,267	4,156	2.7	13,575	13,675	(0.7)
Costs of OREO, net	(587)	(359)	(63.6)	1,070	980	9.2
Credit and other loan-related expense	4,569	5,248	(12.9)	11,208	13,093	(14.4)
Insurance	3,846	3,125	23.0	10,518	8,408	25.1
Travel and entertainment	2,290	1,912	19.8	6,745	6,199	8.8
Impairment of long-lived assets	4,741	1,319	259.4	5,378	37,750	(85.8)
Prepayment penalty on FHLB debt	—	—	—	—	2,307	(100.0)
Other expenses	6,965	6,188	12.6	19,906	18,972	4.9

Total non-interest expense	$120,060	$108,152	11.0%	$354,863	$370,410	(4.2)%

Salaries and employee benefits increased $5.7 million and $8.1 million, respectively, in the third quarter and first nine months of 2014 when compared to the same 2013 periods, primarily the result of an increase in headcount (a function of the addition of Teche and First Private employees) and higher incentives and commissions earned in the current period. The Company had 2,703 full-time equivalent employees at the end of the third quarter of 2014 compared to 2,559 at September 30, 2013. The Company’s results for the nine-month period ended September 30, 2014 include four months of salaries and employee benefits from Teche employees and three months of First Private employees acquired in the second quarter of 2014.

For the third quarter of 2014, total salaries and other employee compensation increased $3.2 million, or 8.2%, from the same period of 2013, while payroll taxes, medical and hospitalization expenses, and other employee benefits increased $0.8 million, or 9.9%. On a year-to-date basis, total salaries and other employee compensation increased $3.5 million, or 3.0%, while total employee benefits decreased $0.5 million, or 2.0%. The increase in compensation is a result of an increase in headcount, as total full-time equivalent employees increased 5.6% from the end of the third quarter of 2013.

Salaries and employee benefits also include commissions and other incentives earned based on revenue production, much of which is tied to mortgage origination volume. In the first three quarters of 2014, total commissions and incentives were $1.1 million, or 3.7%, above those in the first nine months of 2013. Total employee compensation in the current year also included $1.8 million of additional share-based incentive compensation due to additional restricted stock, phantom stock, and option grants over the past 12 months. Employee compensation also includes severance and retention payments, which increased $2.1 million in the first three quarters of 2014 due to the acquisitions completed during the first nine months of 2014.

Net occupancy and equipment expenses were up $0.3 million and $0.9 million, respectively, from the third quarter and first nine months of 2013, primarily due to $2.4 million in write-downs and accelerated depreciation recorded on closed branches during the first three quarters of 2014. Offsetting these non-operating expenses were reductions in depreciation expense for the year-to-date period of $0.7 million as a result of these closed branches. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes. Repairs and maintenance expenses decreased $0.2 million in the current quarter and $0.9 million on a year-to-date basis, while property taxes were down 2.3% compared to the first nine months of 2013.

Despite the growth of the Company over the past 12 months, professional services expenses thus far in 2014 were $0.1 million lower than in the first three quarters of 2013. The continued expansion of the size and breadth of the Company’s operations has typically required additional expenditures for legal services, consulting engagements, exam and supervisory review, and audit services. However, in the current year, consulting expenses decreased $2.4 million as the Company engaged consultants in 2013 to address risk mitigation and improve the operational efficiency of the Company. The Company’s efforts to improve various Company and business-line specific processes accounted for most of the consulting expenses in the first three quarters of 2013. The Company has seen the benefits of these improvements in 2014 and expects to see additional improvements in future periods. In addition, examination and audit expenses were $0.7 million below the first three quarters of 2013. Partially offsetting lower consulting and examination expenses was a $2.4 million increase in merger-related professional expenses, as the Company incurred legal, audit, and consulting expenses from the Trust One-Memphis, Teche, and First Private acquisitions.

For the nine months ended September 30, 2014, net costs of OREO properties increased $0.1 million from the corresponding 2013 period, a result of $2.0 million in lower gains on sales of these properties. In addition, legal, appraisal, and other OREO expenses increased $0.3 million, or 14.5%, from the first nine months of 2013, primarily from higher insurance costs. Offsetting these net increases were decreases in write-downs taken on OREO properties of $2.1 million, or 53.4%. With a lower average OREO balance during 2014, property taxes paid on OREO decreased $0.1 million, or 21.6%.

Credit and loan-related expenses decreased $0.7 million and $1.9 million from the third quarter and first nine months of 2013, respectively, as a result of the general improvement in asset quality between periods. Credit and loan-related expenses include the provision recorded on the Company’s unfunded lending commitments of $1.0 million thus far in 2014 and $2.1 million for the first nine months of 2013. Excluding this provision, credit and loan-related expenses would have decreased $0.7 million, or 6.4%, on a year-to-date basis, and increased $0.1 million, or 3.1%, on a quarter-to-date basis. Total expenses incurred for underwriting, certification, and collections have decreased as the number of problem credits has decreased.

Insurance expenses increased $0.7 million and $2.1 million on a quarter-to-date and year-to-date basis, respectively, when compared to the corresponding periods of 2013, primarily as a result of higher deposit insurance in the current period. The increase in deposit insurance was a result of an increase in customer deposits and the assessment base used by the FDIC to calculate deposit insurance, and not the result of a significant change in assessment rate based on a change in bank soundness. The increase in assessment base stems primarily from a change in the Company’s mix of assets and liabilities, namely an increase in outstanding short-term FHLB advances, and not as a result of a significant decrease in asset quality. As the Company’s deposit base grew 6.4% on average (13.9% on a quarter-to-date basis), the Company’s assessment of deposit insurance from the FDIC increased. Despite the increased Company footprint, property, casualty, and other non-deposit insurance expenses have increased only $0.1 million, or 6.9%, from 2013.

Excluding merger-related travel expenses of $0.2 million for the third quarter of 2014 and $0.5 million for the first nine months of 2014, there was no significant change in travel and entertainment expenses compared to the third quarter and first nine months of 2013, as the Company continues to leverage technology to limit the amount of business travel required to conduct its business, despite the expansion of its branch network, number of locations, and general increases in mileage, lodging, and flight costs.

Other non-interest expenses thus far in 2014 were up $0.9 million from the first nine months of 2013 and $0.8 million on a quarter-to-date basis, primarily the result of increases in fees charged to the Company’s wealth management business, deposit and other losses, and mortgage loan repurchase charges.

Income Taxes

For the nine months ended September 30, 2014 and 2013, the Company recorded income tax expense of $25.6 million and $6.7 million, respectively, which resulted in an effective income tax rate of 26.6% in the first three quarters of 2014 and 14.5% for the same period of 2013. Ordinarily, the difference between the effective tax rate and the statutory federal and state tax rates primarily relates to variances in items that are non-taxable or non-deductible, which for the Company primarily includes the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. For the first three quarters of 2013, the Company’s income tax rate was positively affected by the impairment of the FDIC loss share receivable and the prepayment penalty recorded on the repayment of FHLB debt, discussed further in the “Executive Overview” section. As a result of these charges, the Company’s annualized income before taxes, and by extension its taxable income, was lower than in the first three quarters of 2014. The full benefit of these discrete items, $13.8 million, was the primary driver of the lower effective income tax rate recorded in the first three quarters of 2013 and partially offset the income tax expense recorded on the Company’s pre-tax income at its annualized effective tax rate excluding these charges. IBERIABANK’s effective federal tax rate excluding these charges was 31.6% for the first three quarters of 2014, compared to 29.7% for the same period of 2013. On a consolidated basis, the effective tax rate excluding these charges was 26.8% in the first nine months of 2014 and 24.0% in the same period of 2013.

The consolidated effective tax rate in 2014 has also increased when compared to 2013. The difference in the effective tax rates for the periods is primarily the result of the relative tax-exempt interest income levels during the respective periods for each of the Company’s subsidiaries. The tax rate for the current year is higher than in 2013 as a result of higher taxable income, which reduces the effect the Company’s tax-exempt income has on its income tax provision.

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

The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing needs. Certificates of deposit scheduled to mature in one year or less at September 30, 2014 totaled $1.6 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment security portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.2 billion in the investment securities portfolio, $779.0 million is unencumbered and $1.4 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment security portfolio, the Company has historically experienced significant cash inflows on a regular basis, which are highly dependent on prepayment speeds and could change materially.

Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2014, the Company had $715.7 million of outstanding FHLB advances, $553.0 million of which was short-term and $162.7 million was long-term. The Company had $2.5 billion in additional FHLB advances available at September 30, 2014. At September 30, 2014, IBERIABANK also had a $25.0 million one-year line of credit available with an unaffiliated bank. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130.0 million in the form of fed funds and other lines of credit. At September 30, 2014, there were no balances outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at September 30, 2014 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

Net cash inflows totaled $276.6 million during the first nine months of 2014, an increase of $694.1 million from net cash outflows of $417.5 million during the nine months ended September 30, 2013. The increase in cash was a result of cash acquired in the three acquisitions in 2014, offset in part by actions by management to deploy excess liquidity and invest in higher yielding earnings assets and manage its balance sheet in an effort to maximize shareholder return.

The following table summarizes the Company’s cash flows for the periods indicated.

TABLE 23 - CASH FLOW ACTIVITY BY TYPE

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash flow provided by operations	$79,785	$276,270
Cash flow used in investing activities	(339,403)	(684,947)
Cash flow provided by (used in) financing activities	536,229	(8,852)

Net increase (decrease) in cash and cash equivalents	$276,611	$(417,529)

Operating activities for the nine months ended September 30, 2014 generated cash inflow of $79.8 million, which was $196.5 million less than operating cash provided in the same period of 2013. Operating cash flow in the current year was negatively impacted by a $194.9 million decrease in the net proceeds received from activity related to mortgage loans held for sale, but was positively impacted by an increase in net income.

Cash flow from investing activities increased $345.5 million thus far in 2014 compared to the first three quarters of 2013, primarily driven by a $150.4 million increase in net cash flow from investment security activity as a result of fewer security purchases in the current year. Investing cash activity was also positively impacted in the current year by $188.8 million in net cash received from the Trust One-Memphis, Teche, and First Private acquisitions. Cash used to fund loan growth decreased $119.0 million, which also had a positive impact on cash flow, but investing cash activity in 2014 was negatively affected by a decrease of $56.8 million in reimbursements from the FDIC.

Net cash provided by financing activities of $536.2 million thus far in 2014 was $545.1 million more than the same nine-month period of 2013, primarily due to $121.5 million increase in net cash provided from additional short-term borrowings and a $125.1 million decrease in cash used to repay long-term debt. In addition, an increase in customer deposits of $498.0 million (net of deposits acquired) in the first three quarters of 2014 was $295.0 million more than deposit growth for the same nine-month period of 2013. The Company also saw an increase in cash flow from stock options exercised, which contributed to the overall improvement in cash from financing activities.

In the normal course of business, the Company is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases, and long-term debt. The Company provides customers with off-balance sheet credit support through loan commitments, lines of credit, and standby letters of credit. Many of the unused commitments are expected to expire unused or be only partially used; therefore, the total amount of unused commitments does not necessarily represent future cash requirements. Based on its available liquidity and available borrowing capacity, the Company anticipates it will continue to have sufficient funds to meet its current commitments. At September 30, 2014, the Company’s approved loan commitments outstanding totaled $242.1 million. At the same date, commitments under unused lines of credit, including credit card lines, amounted to $3.8 billion.

ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset Liability Committee (“ALCO”) Senior Management Planning Committee. The Senior Management Planning Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and interest rates. In connection therewith, the Senior Management Planning Committee generally reviews the Company’s liquidity, cash flow needs, maturities of investments, deposits, borrowings and capital position.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2014, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

TABLE 24 - CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+ 200	9.8%
+ 100	4.9%
- 100	(2.0)%
- 200	(4.6)%

The influence of using the forward curve as of September 30, 2014 as a basis for projecting the interest rate environment would approximate a 1.0% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

The interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of inflation and monetary policy going forward. In response to growing concerns about the banking industry and customer liquidity, the federal funds rate decreased seven times to a new all-time low of 0.25% at the end of 2008. The federal funds rate has remained at 0.25% throughout 2014 and is expected to remain at that rate through at least late 2014. The Company’s commercial loan portfolio is also impacted by fluctuations in the level of the London Interbank Borrowing Offered Rate (LIBOR), as a large portion of this portfolio reprices based on this index. The decrease in the federal funds, LIBOR, and U.S. Treasury rates have resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any continued flattening of the yield curve will exert downward pressure on the net interest margin and net interest income. The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.

TABLE 25 - REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	4Q 2014	1Q 2015	2Q 2015	3Q 2015	Total less than one year
Investment securities	$68,578	$60,861	$77,092	$84,079	$290,610
Covered loans	201,556	70,156	55,108	48,953	375,773
Non-covered loans:
Fixed rate loans	177,266	131,573	143,514	164,624	616,977
Variable rate loans	4,744,095	24,096	28,951	27,858	4,825,000

Total non-covered loans	4,921,361	155,669	172,465	192,482	5,441,977

Total loans	5,122,917	225,825	227,573	241,435	5,817,750

	$5,191,495	$286,686	$304,665	$325,514	$6,108,360

Note: Amounts exclude the repricing of assets from prior periods, as well as nonaccrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans and/or adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of September 30, 2014, $5.5 billion, or 49.6%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single borrower or industry segment at September 30, 2014.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At the end of the third quarter of 2014, 83.0% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 84.1% at December 31, 2013. Non-interest-bearing transaction accounts were 25.5% of total deposits at September 30, 2014, compared to 24.0% of total deposits at December 31, 2013.

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

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.

TABLE 26 – REPRICING OF LIABILITIES

(Dollars in thousands)	4Q 2014	1Q 2015	2Q 2015	3Q 2015	Total less than one year
Time deposits	$702,811	314,196	321,858	246,357	$1,585,222
Short-term borrowings	507,783	180,000	125,000	—	812,783
Long-term debt	126,499	2,098	10,078	3,251	141,926

	$1,337,093	$496,294	$456,936	$249,608	$2,539,931

Note: Amounts exclude the repricing of liabilities from prior periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2013 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2014. Additional information at September 30, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16 – Commitments and Contingencies of Notes to the Unaudited Consolidated Financial Statements which is incorporated herein by reference.

Item 1A. Risk Factors

The following risk factor contains information concerning factors that could materially affect the Company’s business’ financial condition or future results. The risk factor that is described below and those that are discussed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 should be considered carefully in evaluating the Company’s overall risk profile. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on the Company’s business, financial condition or results of operations.

Adverse economic factors affecting particular industries could have a negative effect on our customers and their ability to make payments to us.

In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, approximately 8% of our total loan portfolio at September 30, 2014, was comprised of loans to borrowers in the energy industry, which is historically cyclical and recently has experienced a significant drop in crude oil prices. A severe and prolonged decline in commodity prices would adversely affect that industry and, consequently, may adversely affect our business. A downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could also have an adverse effect on our customers.

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

IBERIABANK Corporation

Date: November 10, 2014	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 10, 2014	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer