Form 10-K
period 2014-12-31
IBERIABANK CORP
filed 2015-03-02
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $2.2 billion. This figure is based on the closing sale price of $69.19 per share of the Registrant’s common stock on June 30, 2014. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of February 20, 2015: 33,560,780

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2014 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.

Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.

General

IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 294 combined locations, including 202 bank branch offices and three loan production offices in Louisiana, Arkansas, Florida, Alabama, Tennessee, and Texas, 23 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 57 locations in 10 states. The Company also has eight wealth management locations in five states and one IBERIA Capital Partners, LLC office in Louisiana. As of December 31, 2014, we had consolidated assets of $15.8 billion, total deposits of $12.5 billion and shareholders’ equity of $1.9 billion.

Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.

We are the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”); IBERIA Capital Partners, LLC, a corporate finance services firm (“ICP”); IB Aircraft Holdings LLC, a holding company for our fractional investment in an aircraft, 1887 Leasing, LLC, a holding company for our investment in a separate aircraft, IBERIA Asset Management, Inc. (“IAM”), which provides wealth management and trust services to high net worth individuals, pension funds, corporations and trusts; and IBERIA CDE L.L.C. (“CDE”), which invests in purchased tax credits.

IBERIABANK offers commercial and retail banking products and services to customers throughout locations in six states. IBERIABANK provides these products and services in Louisiana, Alabama, Florida, Arkansas, Tennessee, and Texas. These products and services include a broad array of commercial, consumer, mortgage, and private banking products and services, cash management, deposit and annuity products and investment brokerage services. Certain of our non-bank subsidiaries engage in financial services-related activities, including brokerage services, sales of variable annuities, life, health, dental and accident insurance products, and wealth management services. Lenders Title offers a full line of title insurance and closing services throughout Arkansas and Louisiana. ICP provides equity research, institutional sales and trading, and corporate finance services. IB Aircraft Holdings, LLC owns a fractional share of an aircraft used by management of the Company and its subsidiaries, and 1887 Leasing, LLC, owns a separate aircraft. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.

Subsidiaries

IBERIABANK has six active, wholly-owned non-bank subsidiaries. Information related to the non-bank subsidiaries as of December 31, 2014 is presented in the following table (dollars in millions):

Company	Description	Total Assets	Iberiabank’s Equity Investment
Iberia Financial Services, LLC	Manages the brokerage services offered by IBERIABANK	$10	$8
IB SPE Management Inc.	Operates then sells certain foreclosed assets acquired in recent Florida and Alabama acquisitions	37	37
Acadiana Holdings, LLC	Owns and operates a commercial office building that also serves as IBERIABANK’s headquarters	11	10
Iberiabank Mortgage Company	Offers one-to-four family residential mortgage loans	194	72
Iberia Investment Fund I, LLC	Investment fund held for the purpose of funding new market tax credits	133	59
Iberia Investment Fund II, LLC	Investment fund held for the purpose of funding new market tax credits	8	2

Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three wholly-owned subsidiaries, Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc. (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At December 31, 2014, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana and Arkansas. At December 31, 2014, Lenders Title’s equity investment in United Title was $8 million, and United Title had total assets of $10 million. Lenders Title’s equity investment in AAT was $5 million and AAT had total assets of $5 million.

ICP, IB Aircraft Holdings, LLC, 1887 Leasing, LLC, IAM, and CDE had total assets of $15 million, $0.2 million, $11 million, $0.7 million, and less than $0.1 million, respectively, at December 31, 2014.

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

Employees

We had 2,683 full-time employees and 142 part-time employees as of December 31, 2014. None of these employees is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our personnel.

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

As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana (the “OFI”), IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary federal regulator. IBERIABANK is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of IBERIABANK to the maximum extent permitted by law.

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

In January 2013, the CFPB issued final regulations governing mainly consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which took effect. In addition, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and federal agencies issued an interagency rule on appraisals for higher-priced mortgage loans. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which is required by August 1, 2015. We have evaluated the impact of these mortgage disclosure rules and have determined that significant resources will be required to implement these changes.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2014, we did not hold any collateralized debt obligations backed by trust preferred securities for investment purposes.

The Durbin Amendment. The “Durbin Amendment” provisions of the Dodd-Frank Act require the FRB to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The FRB issued a final rule for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. As a result of implementing this lower debit card interchange fee structure, our electronic banking income was negatively impacted.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s final rule under the Durbin Amendment. The Court ruling vacated the provisions of the FRB’s final rule relating to standards for debit card interchange fees and the provision dealing with network non-exclusivity. The Court vacated the rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision, and on March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. The merchants filed a petition for writ of certiorari to the U.S. Supreme Court. On January 20, 2015, the U.S. Supreme Court declined to hear an appeal of the Circuit Court reversal, thereby largely upholding the rule.

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

Acquisitions. We comply with numerous laws relating to our acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the FRB. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

On October 3, 2014, we entered into an agreement with Florida Bank Group, Inc., a Tampa, Florida-based banking holding company with $524 million in assets, pursuant to which we will acquire Florida Bank Group, Inc., and its commercial bank subsidiary, Florida Bank Group Bank. On October 27, 2014, we entered into an agreement and plan of merger with Old Florida Bancshares, Inc., a bank holding company located in Orlando, Florida with $1.4 billion in assets, pursuant to which we will acquire Old Florida Bancshares, Inc. and its commercial bank subsidiaries, Old Florida Bank and New Traditions Bank. On December 8, 2014, we announced the signing of a definitive agreement with Georgia Commerce Bancshares, Inc., an Atlanta, Georgia-based bank holding company with $1.0 billion in assets, pursuant to which we will acquire Georgia Commerce Bancshares, Inc., and its commercial bank subsidiary, Georgia Commerce Bank.

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

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (“DIF”) as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

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

FDIC Insurance. IBERIABANK pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. These rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, or “CAMELS”. Assessment rates for institutions that are in the lowest risk category currently vary from seven to twenty-four basis points per $100 of insured deposits, and may be increased or decreased by the FDIC on a semi-annual basis. Such base assessment rates are subject to adjustments based upon the institution’s ratio of (i) long-term unsecured debt to its domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10%). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, a minimum ratio of the DIF’s deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% is applicable prior to September 2020, and 1.35% thereafter. In late 2010, the FDIC issued a final rule setting the DRR at 2%. Because the DRR fell below 1.15% in 2008, and was expected to remain below 1.15%, the FDIC was required to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. In 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. In 2009, the FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected in 2009. In 2009, the FDIC also passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. In 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35% by September 2020. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, the FDIC announced in 2010 that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The bonds issued by FICO are due to mature in 2017 through 2019. IBERIABANK recognized $1 million of expense related to its FICO assessments in 2014.

We cannot predict whether the FDIC will in the future further increase deposit insurance assessment levels.

Capital Requirements. The FRB has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies and state member banks. The risk-based capital ratio guidelines establish a systematic analytical framework that:

•	makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations,

•	takes off-balance sheet exposures into explicit account in assessing capital adequacy, and

•	minimizes disincentives to holding liquid, low-risk assets.

Under the guidelines and related policies, bank holding companies and state member banks must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents capital divided by total risk weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines.

Generally, under the applicable guidelines, a financial organization’s capital is divided into two tiers. Organizations that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

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

The capital guidelines require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in capital cannot exceed 100% of its Tier 1 capital.

Under the risk-based guidelines effective through December 31, 2014, bank holding companies and financial institutions were required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital.

Under the leverage capital guidelines effective through December 31, 2014, bank holding companies and financial institutions were required to maintain a leverage ratio of at least 3%. The minimum ratio was applicable only to holding companies and financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Bank holding companies and financial institutions not meeting these criteria were required to maintain a minimum Tier 1 leverage ratio of 4%.

The FRB’s capital guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Special minimum capital requirements apply to a bank holding company’s equity investments in non-financial companies. The requirements consist of a series of deductions from Tier 1 capital that increase within a range from 8% to 25% of the adjusted carrying value of the investment.

Failure to meet applicable capital guidelines could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.

The FRB’s risk-based capital standards specify that evaluations by the FRB of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These federal banking agencies have issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

Additional information, including our and IBERIABANK’s compliance with applicable capital adequacy standards at December 31, 2014, is provided in Note 19 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Exhibit 13 to this Form 10-K incorporated herein by reference.

Guidelines Effective January 1, 2015. In July 2013, the FRB and the other federal banking agencies issued final rules which implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The Company and IBERIABANK became subject to the new rules on January 1, 2015. Under the final rules, minimum requirements have been increased for both the quality and quantity of capital held by banking organizations. In this respect, the final rules implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. Among other things, the final rules include a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5%, raise the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6%, and include a minimum leverage ratio of 4% for all banking organizations. Common Equity Tier 1 Capital (CET1) is defined as the sum of common stock and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interest, less applicable regulatory adjustments and deductions that include AOCI. The final rule also limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. Among other material changes to the previously effective capital guidelines, the final rules: assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property; require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised; establish new limitations on the inclusion in regulatory capital of deferred tax assets and mortgage servicing rights; and expand the recognition of collateral and guarantors in determining risk-weighted assets. See Item 1A. “Risk Factors.”

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

Under regulations effective through December 31, 2014, an institution is deemed to be:

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

Throughout 2014, our regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

The prompt corrective action rules were amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to increase the requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is now required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well-capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, IBERIABANK is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect their ability to accept brokered deposits. IBERIABANK had $619 million of such brokered deposits at December 31, 2014.

Financial Holding Company Status. A bank holding company meeting certain requirements may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. Financial holding companies are authorized by the BHCA to engage in a number of financial activities previously impermissible for bank holding companies, including equity securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities through securities or insurance affiliates; and insurance company portfolio investments. The Act also permits the FRB to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities.

For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well-capitalized” and “well-managed” under applicable regulatory standards, and all of its subsidiary banks also must be “well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature (discussed above), either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB that it will comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, or such longer period as agreed to by the FRB, the FRB may order the company to discontinue existing activities that are not generally permissible for bank holding companies or divest investments in companies engaged in such activities. In addition, if any banking subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the holding company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

Affiliate Transactions. IBERIABANK is subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, IBERIABANK’s “affiliates” are IBERIABANK Corporation and our non-bank subsidiaries.

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

Bank Secrecy Act. The Bank Secrecy Act, as amended by the USA Patriot Act of 2001 and its related regulations, requires insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

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

In 2010, the federal bank regulatory agencies issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In February 2011, the federal banking agencies and the SEC issued for comment a proposed interagency rule that would require the reporting of incentive-based compensation arrangements by a covered financial institution, as well as prohibiting incentive-based compensation arrangements at a covered financial institution when such compensation is excessive, could expose the institution to inappropriate risks, or potentially lead to material financial loss.

The final interagency rules on incentive compensation required under the Dodd-Frank Act have not been finalized. It cannot be determined at this time whether compliance with the requirements of such future rules will adversely affect our and our subsidiaries’ ability to hire, retain and motivate their key employees.

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

Retained earnings at December 31, 2014 and 2013 included approximately $22 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The deferred tax asset at December 31, 2014 includes $376 million of future tax deductions arising from temporary differences. Included is $161 million related to book deductions for the bad debt reserve that have not been deducted for tax purposes. The deferred tax liability at December 31, 2014 includes approximately $141 million of future book deductions arising from temporary differences.

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

With respect to other states in which we operate, Arkansas generally imposes income tax on financial institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, adjusted by certain modifications defined by Arkansas law.

Florida generally imposes income tax on financial institutions computed at a rate of 5.5% of net earnings. For the purpose of the 5.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, adjusted by certain modifications defined by Florida law.

Alabama generally imposes income tax on financial institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, adjusted by certain modifications defined by Alabama law.

Tennessee generally imposes income tax on financial institutions computed at a rate of 6.5% of net earnings. For the purpose of the 6.5% income tax, net earnings are defined as the net income of the financial institution computed in the manner prescribed for computing the net taxable income for federal corporate income tax purposes, adjusted by certain modifications defined by Tennessee law.

Texas generally imposes a margin tax on financial institutions computed at a rate of 1% of margin, derived from the lowest of three separate calculations that factor gross and net revenue, as well as certain expenses, adjusted by certain modifications defined by Texas law.

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

Although the general economic environment has shown improved since the end of the economic recession in June 2009, there can be no assurance that improvement will continue. Economic growth has been slow and uneven, unemployment remains high and concerns still exist over the federal deficit and government spending, which have contributed to diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in a variety of consequences, including the following:

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

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings. If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations will be negatively impacted. Events unforeseen by us could result in higher loan losses impacting our results of operations.

We maintain an allowance for credit losses in an attempt to cover losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.

The determination of the allowance for credit losses, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Our policy is to establish reserves for estimated losses on delinquent and other problem loans when it is determined that losses are expected to be incurred on such loans. Management’s determination of the adequacy of the allowance is based on various factors, including an evaluation of the portfolio, past loss experience, current economic conditions, the volume and type of lending conducted by us, composition of the portfolio, the amount of our classified assets, seasoning of the loan portfolio, the status of past due principal and interest payments and other relevant factors. Changes in these estimates may have a significant impact on our financial statements. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for credit losses could have an adverse effect on our operating results and financial condition.

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

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio of multi-family, commercial business and commercial real estate loans, as well as any future credit deterioration, could also require us to increase our allowance further in the future.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Additionally, changes in market factors, such as interest rates or commodity prices, could lead to increased loan losses. Changes in these and other market factors that could impact our borrowers’ (to include guarantors) abilities to repay can be significantly impacted by these changes. While management monitors these market dynamics carefully, adverse changes to these factors could be unforeseen by management and would result in higher levels of allowance and loan losses.

Adverse economic factors affecting particular industries could have a negative effect on our customers and their ability to make payments to us.

In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, approximately 8% of our total loan portfolio at December 31, 2014, was comprised of loans to borrowers in the energy industry, which is historically cyclical and recently has experienced a significant drop in crude oil prices. A severe and prolonged decline in commodity prices would adversely affect that industry and, consequently, may adversely affect our business. A downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could also have an adverse effect on our customers.

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

The Federal Reserve Board, or the FRB, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of long-term treasury and mortgage-backed securities. In October 2014, the FRB announced that it would end these purchases, but would maintain interest rates at the current low rates for a considerable time. If the FRB increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

The Dodd-Frank Act contains a variety of far-reaching changes and reforms for the financial services industry and directed federal regulatory agencies to study the effects of, and to issue implementing regulations for, these reforms. Many of the provisions of the Dodd-Frank Act could have a direct effect on our performance and, in some cases, impact our ability to conduct business. Examples of these provisions include, but are not limited to:

•	Creation of the Financial Stability Oversight Counsel that may recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as IBERIABANK Corporation;

•	Changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the Deposit Insurance Fund (“DIF”), from 1.15% to not less than 1.35%, with provisions to require institutions with total consolidated assets of $10 billion or more, like us, to bear a greater portion of the costs associated with the increasing the DIF’s reserve ratio;

•	Repeals of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Establishment of the Consumer Financial Protection Bureau, or CFPB, with broad authority to implement and enforce consumer protection regulations, including the authority to prohibit “unfair, deceptive, and abusive practices.” For bank holding companies with $10 billion or more in assets, like IBERIABANK Corporation, the CFPB has the power to examine and enforce compliance with consumer protection laws.

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	Amendment of the Electronic Fund Transfer Act to, among other things, authorize the FRB to issue rules limiting debit-card interchange fees (referred to as the “Durbin Amendment”).

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

We continue to assess and implement a number of expense reduction and revenue enhancing initiatives that, are expected to result in estimated annual incremental run-rate benefits. While many of the elements necessary to achieve these initiatives are within our control, others such as interest rates and prevailing economic conditions, which influence expenses and revenues, depend on external factors not within our control, and there can be no assurance that external factors will not materially adversely affect our ability to fully implement and accomplish these initiatives.

Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition, and we may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on IBERIABANK’s net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, competition for loans and deposits, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if more interest-earning assets than interest-bearing liabilities reprice or mature during a period when interest rates are declining, or more interest-bearing liabilities than interest-earning assets reprice or mature during a period when interest rates are rising.

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. We employ the use of models and modeling techniques to quantify the level of risk to net interest income, which inherently involve the use of judgments and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results will differ. As of December 31, 2014, our interest rate risk model indicated we are fairly balanced over a 12-month time frame. A 100 basis point instantaneous and parallel upward shift in interest rates at December 31, 2014, was estimated to increase net interest income over 12 months by approximately 4.5%. Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by 2.0%. At December 31, 2014, approximately 49% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame increases this percentage to 77%. Approximately 61% of our time deposit base will re-price within 12 months from December 31, 2014.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. As of December 31, 2014 we maintained approximately 26% of our deposits as non-interest-bearing.

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

In July 2013, U.S. banking regulatory agencies, including the FRB, approved a final rule to implement the revised capital adequacy standards of the Basel Committee, or “Basel III”, and to address relevant provisions of the Dodd-Frank Act. We became subject to the new rule on January 1, 2015, and certain provisions of the new rule will be phased in from that date to January 1, 2019.

The final rule:

•	Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include as Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included as Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital,

•	Requires banking organizations that achieve $15 billion or more in total assets after December 31, 2009 to phase-out of Tier 1 capital trust preferred securities and include these securities as Tier 2 capital;

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights;

•	Requires a minimum of ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%;

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%;

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%;

•	Establishes a minimum leverage ratio requirement of 4%;

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures;

•	Implements a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625%, and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income;

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures;

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets; and

•	Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

We continue to evaluate the provisions of the final rule and their expected impact on us. Management believes that at December 31, 2014, IBERIABANK Corporation and IBERIABANK would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. However, there can be no assurances that the Basel III capital rules will not be revised before the effective dates and expiration of the phase-in periods. The final impact of the new capital and liquidity standards on us cannot be determined at this time and depend on a number of factors, including the treatment and implementation by U.S. banking regulators. These new requirements, however, and any other new regulations, could result in lower returns, result in regulatory actions if we were unable to comply with such requirements, and adversely affect our ability to pay dividends or repurchase shares, or to raise capital, including in ways that may adversely affect our financial condition or results of operations. Compliance with current or new capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels.

Our capital levels are impacted by the regulatory changes associated with Basel III and could necessitate a capital raise that could dilute common shareholders. Our recent growth and financial performance could be negatively impacted in the future if we are unable to execute our growth strategy, which could be constrained by capital.

The Basel III capital rules will negatively impact our Tier 1 capital ratio, as our assets following the anticipated Florida Bank Group, Inc. acquisition will exceed $15 billion. This will trigger the phase out of our Trust Preferred Securities from Tier 1 Capital. Satisfying such new capital standards could materially impact us relative to our smaller peers. While the capital conservation buffer requirement is expressed as a range in the final rule, the appropriate level of such buffer (1) is open to interpretation on an institution-by-institution basis by the U.S. banking regulators and is therefore outside of our control and (2) could adversely impact our ability to deliver historical returns in future periods and may require us to raise additional capital that would dilute common shareholders.

Our ability to achieve growth in income producing assets is significantly impacted by our overall capital levels. Additionally, our current and projected required capital levels are impacted by the balance of risk-weighted asset growth and organic capital generation, which could become disintermediated and cause us to raise capital and dilute common shareholders.

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

As of December 31, 2014, our total loan portfolio was approximately $11.4 billion, or 73% of total assets. At that date, the major components of our loan portfolio included 68% of commercial loans, both real estate and business, 9% of mortgage loans comprised primarily of residential 1-4 family mortgage loans, and 23% of consumer loans. Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender.

Our loan portfolio has been and will continue to be affected by real estate markets, including the overall level of home sales, which can impact the performance of loans.

Although real estate market fundamentals have generally improved, the aftermath of the housing slowdown continues to impact some of our market areas. We expect the home builder market to continue to be volatile and anticipate continuing pressure on the home builder segment. In addition, many banking institutions, including us, have experienced declines in the performance of other loans, including construction, land development and land loans and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If another slowdown in the housing markets was to occur, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

If we or our subsidiaries were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.

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

Amounts available under our existing credit facilities as of December 31, 2014, consist of $2.2 billion in FHLB notes and $155 million in the form of federal funds and other lines of credit.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see Note 16 to the consolidated financial statements in this Report.

Additionally, the Company is often the recipient of dividends from its subsidiaries, including IBERIABANK, and may rely on these dividends as a source of cash flow. The amount of future dividends from IBERIABANK is dependent upon its performance and could be impacted by future unanticipated regulatory limitations. Such events could impact the Company’s ability to issue future dividends and ultimate solvency if other sources of cash flows were not available.

If our investment in the common stock of the Federal Home Loan Bank of Dallas is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We hold FHLB stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. The aggregate cost and fair value of our FHLB common stock as of December 31, 2014 was $38 million based on its par value. There is no market for FHLB common stock.

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

We outsource some of these functions to third parties who may experience errors or disruptions that could adversely impact us and over which we may have limited control.

The failure of other companies to adequately provide key components of our business infrastructure could adversely affect our operations and revenues.

While we have selected third party vendors carefully and our agreements include requirements regarding the levels of their service quality, we ultimately do not control their actions. Any problems caused by these third parties, including those that result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

A failure in or an attack on our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

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

The banking industry is heavily regulated. We are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors, such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change and are subject to interpretation. We cannot predict the ultimate effect of these changes or interpretations, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policies may also negatively impact our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

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

Many of our markets are located in coastal areas and are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in payment delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

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

We completed such an evaluation for the Company during the fourth quarter of 2014 and concluded that an impairment charge was not necessary for the year ended December 31, 2014. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

Risks Related Bank Acquisitions and FDIC-assisted Transactions

Acquisition opportunities may not become available, and increased competition could make it more difficult for us to bid on transactions on terms we consider to be acceptable.

A part of our business strategy is to pursue acquisitions, which may include failing banks that are placed into FDIC receivership. The availability of acquisition candidates that meet our strategic objectives can fluctuate, and current institutions for sale in the market may not meet our strategic objectives. Such circumstances would limit our ability to supplement our growth through acquisitions.

Different from non-FDIC assisted transactions, failed bank transactions typically include loss share arrangements with the FDIC that limit our downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. The terms of loss sharing arrangements may change, making FDIC-assisted transactions less attractive to us. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The number of FDIC failed bank resolutions has decreased significantly over previous years, and consequently, the bidding process for failing banks has become more competitive. The increased competition for such banks has made it more difficult for us to bid on terms we consider acceptable.

The success of bank acquisitions (which include FDIC-assisted transactions) will depend on a number of uncertain factors.

The success of our other bank acquisitions depends on a number of factors, including, without limitation:

•	our ability to integrate the businesses acquired into IBERIABANK’s current operations;

•	our ability to limit the outflow of deposits held by our new customers in the acquired businesses and to successfully retain and manage interest-earning assets (i.e., loans) acquired;

•	our ability to attract new deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired businesses;

•	our ability to effectively compete in new markets in which we did not previously have a presence;

•	our success in deploying the cash acquired in these transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expense from the acquired businesses in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff and maintain the acquired businesses; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired businesses.

In any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches and/or customers, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integration of such acquired businesses is an operation of substantial size and expense, and may be impacted by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts also are likely to divert our management’s attention and resources. No assurance can be given that we will be able to integrate these acquired businesses successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of bank acquisitions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially.

Additionally, no assurance can be given that the operation of acquired businesses will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the acquired businesses , or that we will be able to manage any growth resulting from bank acquisitions effectively.

Our ability to grow acquired businesses following these transactions depends in part on our ability to retain certain key branch personnel we expect to hire and/or retain in connection with these transactions. We believe that the ties these employees have in the local banking markets previously served by their acquired businesses are vital to our ability to maintain our relationships with existing customers and to generate new business in these markets. Our failure to hire or retain these employees could adversely affect the success of these transactions and our future growth.

The modeled returns of bank acquisitions will depend on a number of uncertain factors, and actual results could differ materially from our expectations.

We undertake a process in performing due diligence on bank acquisition targets. While this process attempts to be comprehensive, factors can arise that were not discovered or anticipated by us in this exercise. Additionally, our modeled returns are based on a variety of assumptions to include synergies, cost savings, credit losses, growth, and the fair value of assets, liabilities and contracts acquired. To the extent such factors arise or actual results differ from our assumptions, our actual shareholder returns on any given bank acquisition could differ materially from our modeled expectations.

Our indemnification assets are highly dependent upon the resolution of covered assets within the coverage period (as outlined in the loss share agreements with the FDIC) and could become impaired if events outside of our control prohibit us from collecting from the FDIC.

Our loss share agreements represented $70 million on our consolidated balance sheet as of December 31, 2014. Of this amount, $20 million is collectible from the FDIC, and $1 million is collectible from transactions on other real estate owned. For certain covered assets, loss share coverage expired as of January 1, 2015. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC or OREO transactions, future impairments would be required.

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

Changes in national and local economic conditions could lead to changes in the expectations of the amount and timing of losses and higher loan charge-offs in connection with bank acquisition transactions. Some or all of such losses and charge-offs in FDIC-assisted transactions may not be supported by the related loss sharing agreements with the FDIC.

We have acquired significant loan portfolios through bank acquisitions and FDIC-assisted transactions. Although these loan portfolios were initially accounted for at fair value, there is no assurance that the loans we acquired will not become impaired in the future, which may result in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on our loan portfolio that we have acquired in our acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

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

Our common stock trades on NASDAQ Global Select Market. During 2014, the average daily trading volume of our common stock was approximately 171,800 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how much more liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

Our management has broad discretion over the use of proceeds from debt and/or equity offerings.

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

As of December 31, 2014, we operated 280 combined offices, including 188 bank branch offices and four loan production offices in Louisiana, Arkansas, Alabama, Florida, Texas, and Tennessee, 23 title insurance offices in Arkansas and Louisiana, mortgage representatives in 57 locations in 10 states, and eight wealth management locations in five states, and one IBERIA Capital Partners, L.L.C. office in Louisiana. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $11 million in 2014. During 2014, we and our subsidiaries received $2 million in rental income for space leased to others. At December 31, 2014, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.

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

DARYL G. BYRD, age 60, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of IBERIABANK.

ANTHONY J. RESTEL, age 45, has served as Senior Executive Vice President and Chief Financial Officer since 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of IBERIABANK.

MICHAEL J. BROWN, age 51, has served as Senior Executive Vice President since 2001. In September 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.

JEFFERSON G. PARKER, age 62, serves as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management. He has served as our Vice-Chairman since September 2009. Before his employment with the Company, Mr. Parker was a member of our Board of Directors since 2001. Prior to joining IBERIABANK, he served as President of Howard Weil, Inc., an energy research and investment banking boutique serving institutional investors.

JOHN R. DAVIS, age 54, has served as Senior Executive Vice President – Mergers and Acquisitions and Investor Relations since 2001. He also serves as Director of Financial Strategy and Mortgage.

ELIZABETH A. ARDOIN, age 46, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization. She has been Senior Executive Vice President, Director of Communications, Facilities and Human Resources since February 2013. Ms. Ardoin also serves as a director of the New Orleans Branch of the Federal Reserve Bank of Atlanta.

J. RANDOLPH BRYAN, age 47, has served as Executive Vice President and Chief Risk Officer since July 2012. Mr. Bryan previously served as Director of Strategic Initiatives and M&A prior to becoming Chief Risk Officer. Prior to joining the Company, Mr. Bryan served as Chief Operating Officer for First Southern Bancorp in Boca Raton, Florida. Prior to his experience at First Southern Bancorp, the majority of Mr. Bryan’s banking career was spent at Capital One/Hibernia National Bank, where he held a number of different leadership roles over a 13-year period, including responsibility for Capital One’s Banking Sales Arena, which included marketing and delivery channel management, national direct banking, customer experience, corporate communications, and public relations.

ROBERT M. KOTTLER, age 56, has served as Executive Vice President and Director of Retail and Small Business since his appointment in 2011. Prior to joining the Company, Mr. Kottler previously worked for Capital One Bank as Executive Vice President for Small Business Banking, and prior to its merger with Capital One Financial Corporation in 2005, served Hibernia Corporation as its Senior Executive Vice President and Chief Sales Support Officer.

H. SPURGEON MACKIE, JR., age 64, has served as Executive Vice President and Chief Credit Officer since 2013. Mr. Mackie previously served as Executive Credit Officer since his appointment in 2011. Prior to joining the Company, Mr. Mackie, Jr. previously served as Executive Director of the Community Foundation of Gaston County, Inc. Prior to that role, he worked for First Union/Wachovia in numerous capacities for 32 years, including Area President, Chief Credit Officer for Interstate Banking, and Chief Risk Officer for the General Bank, among others.

ROBERT B. WORLEY, JR., age 55, has served as Executive Vice President, General Counsel and Corporate Counsel since his appointment in 2011. Before joining the Company, Mr. Worley practiced law in New Orleans with the Jones Walker law firm, where he was a partner, and had served as the Chairman of the firm’s Professional Employment Committee, was a partner in the firm and also served on the firm’s Board of Directors. Before that, Mr. Worley was a shareholder (partner) in the Kullman firm, a law firm in New Orleans. He has practiced law for 28 years.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2009 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL > $10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
IBERIABANK Corporation	100.00	112.65	96.39	98.70	129.48	136.34
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank > $10B	100.00	112.14	85.36	116.28	158.68	178.40

The stock performance graph assumes $100.00 was invested December 31, 2009. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

There were no stock repurchases in 2014. 46,692 shares remain available for purchase pursuant to publically announced plans.

Restrictions on Dividends

Holders of the Company’s common stock are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2014, no shares of preferred stock were issued and outstanding.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm, are included in Exhibit 13 and are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness discussed below, there were no significant changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Related to Mortgage Income

We identified a material weakness in our internal control over financial reporting related to the accounting for our mortgage banking operations. This material weakness resulted from the operational ineffectiveness of reconciliation and review controls specifically associated with our accounting for the fair value of mortgage loans held for sale and related forward sales contracts.

This material weakness resulted in erroneous accounting entries recorded in the second and third quarters of 2014. These errors overstated non-interest income in the consolidated statement of comprehensive income by $4.2 million in the second quarter of 2014 and understated non-interest income by $1.5 million in the third quarter of 2014. In this Form 10-K, we have revised our unaudited quarterly financial data for the quarterly periods ended June 30, 2014 and September 30, 2014. For further information see Note 28 – Quarterly Results of Operations and Selected Cash Flow Data (Unaudited) to the consolidated financial statements. These adjustments had no impact on the financial results in the fourth quarter of 2014 or the full year 2014.

In connection with this material weakness, we re-evaluated our disclosure controls and procedures as of June 30, 2014 and September 30, 2014. Based on this reevaluation, and solely as a result of this material weakness, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were not effective as of June 30, 2014 or September 30, 2014.

Remediation of Material Weakness in Internal Control

A number of remedial actions were taken to address the material weakness, which included:

•	An assessment of the competency of those responsible for performing the control procedures;

•	Increasing the level of precision in the controls currently in place; and

•	Implementing additional mitigating and compensating controls to reduce the risk that an error could occur in the future.

We have completed the process of implementing the aforementioned enhancements and believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to the appropriate accounting for the fair value of mortgage loans held for sale and forward sales contracts as of December 31, 2014.

Management Report on Internal Control over Financial Reporting

The management of IBERIABANK Corporation (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company’s financial statements, including the possibility of circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Exhibit 13 to this Form 10-K.

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

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

Exhibit No. 2.1	Agreement and Plan of Merger, dated as of October 2, 2014, by and between the Registrant and Florida Bank Group, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 2, 2014.

Exhibit No 2.2	Agreement and Plan of Merger, dated as of October 26, 2014, by and between the Registrant and Old Florida Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 26, 2014.

Exhibit No. 2.3	Agreement and Plan of Merger, dated as of December 7, 2014 by and between the Registrant and Georgia Commerce Bancshares, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated December 7, 2014.

Exhibit No. 2.4	Agreement and Plan of Merger, dated as of February 10, 2014, by and between the Registrant and First Private Holdings, Inc. – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated February 10, 2014.

Exhibit No. 2.5	Agreement and Plan of Merger, dated as of January 12, 2014, between the Registrant and Teche Holding Company – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 12, 2014.

Exhibit No. 2.6	Purchase and Assumption Agreement dated as of August 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of CapitalSouth Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2009.

Exhibit No. 2.7	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.8	Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2015.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 25, 2013.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated September 20, 2004 – incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 4.3	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated October 31, 2006 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 4.4	Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated June 21, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 4.5	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.6	Junior Subordinated Indenture between the Registrant and U.S. Bank National Association, dated November 9, 2007 – incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 4.7	Subordinated Capital Note, Series 2008-1, dated as of July 21, 2008, between IBERIABANK and SunTrust Bank- incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 4.8	Indenture, dated as of March 28, 2008, between IBERIABANK Corporation and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.1	Retirement Savings Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.2	Employment Agreement with Daryl G. Byrd, as amended and restated – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3	Indemnification Agreements with Daryl G. Byrd and Michael J. Brown – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.4	Severance Agreements with Michael J. Brown and John R. Davis – incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.5	Severance Agreement with George J. Becker, III – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit No. 10.6	Severance Agreement with Anthony J. Restel – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

Exhibit No. 10.7	1996 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-28859).

Exhibit No. 10.8	1999 Stock Option Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated March 19, 1999.

Exhibit No. 10.9	Recognition and Retention Plan – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 16, 1996.

Exhibit No. 10.10	Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit No. 10.11	2001 Incentive Compensation Plan, as amended – incorporated herein by reference to the Registrant’s definitive proxy statement dated April 2, 2003.

Exhibit No. 10.12	2005 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit No. 10.13	Purchase Agreement, dated as of June 17, 2003, among IBERIABANK Corporation, IBERIABANK Statutory Trust II and Trapeza CDO III, LLC – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

Exhibit No. 10.14	Placement Agreement among the Registrant, IBERIABANK Statutory Trust III and SunTrust Capital Markets, Inc., dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 10.15	Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of September 20, 2004 – incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated September 20, 2004.

Exhibit No. 10.16	Form of Restricted Stock Award Agreement under the ISB Supplemental Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2005.

Exhibit No. 10.17	Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.18	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.19	Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.20	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.21	Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.22	Amended and Restated Trust Agreement, dated as of October 31, 2006, among the Registrant, as depositor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as property trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.23	Guarantee Agreement, dated as of October 31, 2006, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 31, 2006.

Exhibit No. 10.24	Amended and Restated Trust Agreement, dated as of June 21, 2007, among the Registrant, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.25	Guarantee Agreement, dated as of June 21, 2007, between the Registrant and Wilmington Trust Company – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2007.

Exhibit No. 10.26	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.27	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.28	Amended and Restated Trust Agreement, dated as of November 9, 2007, among the Registrant, as sponsor, U.S. Bank National Association, as institutional trustee and the administrators named therein – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.29	Guarantee Agreement, dated as of November 9, 2007, between the Registrant and U.S. Bank National Association – incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2007.

Exhibit No. 10.30	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.31	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.32	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.33	Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.34	Subordinated Capital Note Purchase/ Loan Agreement dated as of July 21, 2008, by and between IBERIABANK and SunTrust Bank – incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.35	IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2008.

Exhibit No. 10.36	Amended and Restated Declaration of Trust, dated as of March 28, 2008, among IBERIABANK Corporation, as sponsor, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.42	Guarantee Agreement, dated as of March 28, 2008, between IBERIABANK Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, with respect to IBERIABANK Statutory Trust VIII – incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2008.

Exhibit No. 10.37	Change in Control Severance Agreement with James B. Gburek dated September 21, 2009 – incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Exhibit No. 10.38	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.39	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.40	Form of Termination of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, and John R. Davis, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.41	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.42	Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.43	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.44	Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.45	Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.46	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 10.47	Form of IBERIABANK Corporation Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2013.

Exhibit No. 10.48	Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012.

Exhibit No. 10.49	IBERIABANK Corporation 2014 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.50	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.51	Form of IBERIABANK Corporation Performance Unit Agreement – incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.52	Form of IBERIABANK Corporation Restricted Share Unit Agreement (Performance Contingent Award) – incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.53	Form of IBERIABANK Corporation Restricted Stock Agreement – incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.54	Form of IBERIABANK Corporation Stock Option Agreement – incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.55	Form of Change in Control Severance Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

Exhibit No. 12	Statements: Computations of Ratios.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2014, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.1	Purchase and Assumption Agreement dated as of July 23, 2010, by and among the Federal Deposit Insurance Corporation, Receiver of Sterling Bank, Lantana, Florida, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A dated August 2, 2010.

Exhibit No. 99.2	Corporate Governance Guidelines, as amended – incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK CORPORATION

Date: March 2, 2015	By:	/s/ Daryl G. Byrd
President/CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	March 2, 2015
Daryl G. Byrd

/s/ John R. Davis	Senior Executive Vice President-Mergers and Acquisitions and Investor Relations, Director of Financial Strategy and Mortgage	March 2, 2015
John R. Davis

/s/ Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	March 2, 2015
Anthony J. Restel

/s/ M. Scott Price	Senior Vice President, Corporate Controller and Chief Accounting Officer	March 2, 2015
M. Scott Price

/s/ Elaine D. Abell	Director	March 2, 2015
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	March 2, 2015
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	March 2, 2015
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	March 2, 2015
John N. Casbon

/s/ Angus R. Cooper, II	Director	March 2, 2015
Angus R. Cooper, II

/s/ William H. Fenstermaker	Chairman of the Board	March 2, 2015
William H. Fenstermaker

/s/ John E. Koerner, III	Director and Audit Committee Member	March 2, 2015
John E. Koerner, III

/s/ O. Miles Pollard, Jr.	Director and Audit Committee Member	March 2, 2015
O. Miles Pollard, Jr.

/s/ E. Stewart Shea III	Director	March 2, 2015
E. Stewart Shea III

/s/ David H. Welch	Director	March 2, 2015
David H. Welch