Form 10-Q
period 2015-03-31
IBERIABANK CORP
filed 2015-05-08
CIK 933141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 30, 2015, the Registrant had 38,181,541 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	(unaudited)
	March 31	December 31
(Dollars in thousands, except share data)	2015	2014
Assets
Cash and due from banks	$271,290	$251,994
Interest-bearing deposits in banks	696,000	296,101

Total cash and cash equivalents	967,290	548,095
Securities available for sale, at fair value	2,342,613	2,158,853
Securities held to maturity (fair values of $116,371 and $119,481, respectively)	113,442	116,960
Mortgage loans held for sale ($194,816 and $139,950 recorded at fair value, respectively)	215,044	140,072
Loans covered by loss share agreements	251,120	444,544
Non-covered loans, net of unearned income	12,622,341	10,996,500

Total loans, net of unearned income	12,873,461	11,441,044
Allowance for loan losses	(128,313)	(130,131)

Loans, net	12,745,148	11,310,913
FDIC loss share receivables	60,972	69,627
Premises and equipment, net	337,201	307,159
Goodwill	621,723	517,526
Other assets	651,238	588,699

Total Assets	$18,054,671	$15,757,904

Liabilities
Deposits:
Non-interest-bearing	$3,863,869	$3,195,430
Interest-bearing	10,804,204	9,325,095

Total deposits	14,668,073	12,520,525
Short-term borrowings	604,902	845,742
Long-term debt	460,889	403,254
Other liabilities	153,477	136,235

Total Liabilities	15,887,341	13,905,756

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 100,000,000 shares and 50,000,000 shares authorized, respectively; 38,178,420 and 35,262,901 shares issued and outstanding, respectively	38,178	35,263
Additional paid-in capital	1,603,117	1,398,633
Retained earnings	508,718	496,573
Accumulated other comprehensive income	17,317	7,525
Treasury stock at cost - 0 and 1,809,497 shares, respectively	—	(85,846)

Total Shareholders’ Equity	2,167,330	1,852,148

Total Liabilities and Shareholders’ Equity	$18,054,671	$15,757,904

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2015	2014
Interest and Dividend Income
Loans, including fees	$130,191	$121,154
Mortgage loans held for sale, including fees	1,515	885
Investment securities:
Taxable interest	10,792	9,367
Tax-exempt interest	1,305	1,550
Amortization of FDIC loss share receivable	(6,013)	(19,264)
Other	795	540

Total interest and dividend income	138,585	114,232

Interest Expense
Deposits:
NOW and MMDA	4,842	4,184
Savings	85	64
Time deposits	4,411	2,937
Short-term borrowings	363	242
Long-term debt	3,080	2,397

Total interest expense	12,781	9,824

Net interest income	125,804	104,408
Provision for loan losses	5,345	2,103

Net interest income after provision for loan losses	120,459	102,305

Non-interest Income
Service charges on deposit accounts	9,262	7,012
Mortgage income	18,023	10,133
Title revenue	4,629	4,167
ATM/debit card fee income	3,275	2,467
Income from bank owned life insurance	1,092	2,441
Gain on sale of available for sale investments	386	19
Broker commissions	4,162	4,048
Other income	8,070	5,394

Total non-interest income	48,899	35,681

Non-interest Expense
Salaries and employee benefits	72,696	59,861
Net occupancy and equipment	16,260	13,991
Communication and delivery	3,166	2,767
Marketing and business development	3,556	2,850
Data processing	9,761	5,382
Professional services	6,866	3,748
Credit and other loan related expense	4,183	3,560
Insurance	3,550	3,417
Travel and entertainment	2,515	2,330
Other expenses	10,600	9,328

Total non-interest expense	133,153	107,234

Income before income tax expense	36,205	30,752
Income tax expense	11,079	8,416

Net Income	$25,126	$22,336

Income Available to Common Shareholders - Basic	$25,126	$22,336
Earnings Allocated to Unvested Restricted Stock	(344)	(405)

Earnings Available to Common Shareholders - Diluted	24,782	21,931

Earnings per common share - Basic	$0.75	$0.75
Earnings per common share - Diluted	0.75	0.75
Cash dividends declared per common share	0.34	0.34

Comprehensive Income
Net Income	$25,126	$22,336
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period (net of tax effects of $5,408 and $5,561, respectively)	10,043	10,327
Reclassification adjustment for gains included in net income (net of tax effects of $135 and $7, respectively)	(251)	(12)

Unrealized gains on securities, net of tax	9,792	10,315

Other comprehensive income, net of tax	9,792	10,315

Comprehensive Income	$34,918	$32,651

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Total
Balance, December 31, 2013	31,917,385	$31,917	$1,178,284	$435,508	$(16,491)	$(98,872)	1,530,346
Net income	—	—	—	22,336	—	—	22,336
Other comprehensive income	—	—	—	—	10,315	—	10,315
Cash dividends declared, $0.34 per share	—	—	—	(10,214)	—	—	(10,214)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	1,862	—	—	5,017	6,879
Common stock issued for recognition and retention plans	—	—	(5,836)	—	—	5,836	—
Share-based compensation cost	—	—	2,835	—	—	—	2,835

Balance, March 31, 2014	31,917,385	$31,917	$1,177,145	$447,630	$(6,176)	$(88,019)	$1,562,497

Balance, December 31, 2014	35,262,901	$35,263	$1,398,633	$496,573	$7,525	$(85,846)	1,852,148
Net income	—	—	—	25,126	—	—	25,126
Other comprehensive income	—	—	—	—	9,792	—	9,792
Cash dividends declared, $0.34 per share	—	—	—	(12,981)	—	—	(12,981)
Reclassification of treasury stock under the LBCA (1)	(1,809,497)	(1,810)	(84,036)	—	—	85,846	—
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	132,969	133	656	—	—	—	789
Common stock issued for acquisitions	4,592,047	4,592	284,912	—	—	—	289,504
Share-based compensation cost	—	—	2,952	—	—	—	2,952

Balance, March 31, 2015	38,178,420	$38,178	$1,603,117	$508,718	$17,317	$—	$2,167,330

(1)	Effective January 1, 2015, companies incorporated in Louisiana became subject to the Louisiana Business Corporation Act (“LBCA”), which eliminates the concept of treasury stock and provides that shares reacquired by a company are to be treated as authorized but unissued. Refer to Note 1 for further discussion.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$25,126	$22,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,791	4,396
Amortization of purchase accounting adjustments, net	(5,430)	(45)
Provision for loan losses	5,345	2,103
Share-based equity compensation expense	2,952	2,835
Gain on sale of assets, net	(16)	(6)
Gain on sale of available for sale investments	(386)	(19)
Gain on sale of OREO, net	(998)	(400)
Impairment of FDIC loss share receivables and other long-lived assets	—	332
Amortization of premium/discount on investments	3,815	3,314
Benefit for deferred income taxes	(62)	(29,138)
Originations of mortgage loans held for sale	(495,874)	(317,579)
Proceeds from sales of mortgage loans held for sale	456,278	320,106
Gain on sale of mortgage loans held for sale, net	(13,780)	(9,202)
Tax benefit associated with share-based payment arrangements	(252)	(906)
Decrease in other assets, net of other assets acquired	56,842	19,936
Other operating activities, net	6,396	(11,074)

Net Cash Provided by Operating Activities	43,747	6,989

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	40,887	14,050
Proceeds from maturities, prepayments and calls of securities available for sale	85,627	78,498
Purchases of securities available for sale	(121,876)	(76,223)
Proceeds from maturities, prepayments and calls of securities held to maturity	3,296	3,180
Reimbursement of recoverable covered asset losses from (to) the FDIC	632	(76)
Increase in loans, net	(71,686)	(45,563)
Proceeds from sale of premises and equipment	47	101
Purchases of premises and equipment, net of premises and equipment acquired	(1,837)	(4,818)
Proceeds from disposition of real estate owned	10,769	11,543
Cash paid for additional investment in tax credit entities	—	(4,717)
Cash received in excess of cash paid for acquisitions	325,444	91,685
Other investing activities, net	1,780	(5,100)

Net Cash Provided by Investing Activities	273,083	62,560

Cash Flows from Financing Activities
Increase (decrease) in deposits, net of deposits acquired	365,847	(29,350)
Net change in short-term borrowings, net of borrowings acquired	(242,368)	2,742
Proceeds from long-term debt	60,000	—
Repayments of long-term debt	(70,527)	(780)
Dividends paid to shareholders	(11,374)	(10,128)
Proceeds from common stock transactions	3,087	8,247
Payments to repurchase common stock	(2,552)	(2,274)
Tax benefit associated with share-based payment arrangements	252	906

Net Cash Provided by (Used in) Financing Activities	102,365	(30,637)

Net Increase in Cash and Cash Equivalents	419,195	38,912
Cash and Cash Equivalents at Beginning of Period	548,095	391,396

Cash and Cash Equivalents at End of Period	$967,290	$430,308

Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$4,821	$4,628
Common stock issued in acquisitions	$289,504	$—
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$11,988	$9,708
Income taxes, net	$900	$13,208

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for IBERIABANK Corporation (the “Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications are immaterial and had no effect on previously reported net income, shareholders’ equity or cash flows.

Louisiana Business Corporation Act

Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act (which replaced the Louisiana Business Corporation Law). Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, shares previously classified as treasury stock were reclassified as a reduction to issued shares of common stock in the consolidated financial statements as of March 31, 2015, reducing the stated value of common stock and additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, accounting for loans covered by loss sharing arrangements with the FDIC and the related loss share receivables, and determination of the fair value of net assets acquired in acquisitions.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2014-01

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)”. The ASU allows for use of the proportional amortization method for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statements of comprehensive income as a component of income tax expense. The ASU provides for a practical expedient, which allows for amortization of the investment in proportion to only the tax credits if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. The ASU was effective for fiscal years and interim periods beginning after December 15, 2014. The Company adopted this guidance effective January 1, 2015, utilizing the practical expedient method. Amortization expense related to qualified affordable housing investments has been presented net of the income tax credits in income tax expense in the unaudited consolidated statements of comprehensive income. The standard was required to be applied retrospectively, therefore, prior periods have been restated in accordance with GAAP. The impact of the adoption of ASU 2014-01 was not material to the consolidated financial statements in current or prior periods.

ASU No. 2014-04

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, in order to clarify when a creditor should reclassify mortgage loans collateralized by residential real estate from their loan portfolio to other real estate owned (“OREO”) upon foreclosure. ASU No. 2014-04 clarifies that an in-substance repossession or foreclosure has occurred when either the creditor obtains legal title to the property or the borrower conveys all interest in the property to the creditor to satisfy the loan through completion of a deed in-lieu-of foreclosure or similar legal agreement. Additionally, ASU No. 2014-04 requires the Company to disclose both the amount of foreclosed residential real estate property held and the investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. ASU No. 2014-04 was effective for fiscal years and interim periods beginning after December 15, 2014. The Company adopted the provisions of this ASU effective January 1, 2015 using the prospective transition method. There was no significant impact on the Company’s consolidated financial statements during the three-month period ending March 31, 2015.

ASU No. 2014-11

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure, which implemented two accounting changes. ASU No. 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, ASU No. 2014-11 requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU No. 2014-11 was effective for fiscal years and interim periods beginning after December 31, 2014. The Company adopted the provisions of this ASU beginning January 1, 2015. There was no significant impact on the Company’s consolidated financial statements during the three-month period ending March 31, 2015.

ASU No. 2014-14

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, in order to clarify how creditors classify government-guaranteed mortgage loans upon foreclosure, including loans guaranteed by the Federal Housing Administration (“FHA”) of the U.S. Department of Housing and Urban Development and the U.S. Department of Veteran Affairs (“VA”).

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

ASU No. 2014-14 was effective for fiscal years and interim periods beginning after December 31, 2014. The Company adopted the provisions of this ASU beginning January 1, 2015, using the prospective transition method (application of the amendments of the ASU to foreclosures occurring after the adoption date). There was no significant impact on the Company’s consolidated financial statements during the three-month period ending March 31, 2015.

ASU No. 2015-01

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, in an effort to comply with its simplification initiative to reduce complexity in accounting standards. The concept of extraordinary items will be eliminated from generally accepted accounting principles; however, the presentation and disclosure requirements for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual and infrequent.

ASU No. 2015-01 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect that the adoption of this ASU will have a significant impact on the Company’s consolidated financial statements.

ASU No. 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in the guidance: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provide a scope exception from consolidation guidance for certain investment funds.

ASU No. 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may be applied using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments may also be applied retrospectively. The Company is still evaluating this ASU but does not expect that adoption will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 –ACQUISITION ACTIVITY

Completed Acquisitions

The Company acquired Teche Holding Company on May 31, 2014 and First Private Holdings, Inc. on June 30, 2014. During the current quarter, the Company finalized the purchase accounting related to Teche and did not make significant adjustments to the previously reported fair value of net assets acquired and associated goodwill. The Company is still in the process of finalizing the purchase accounting related to the First Private acquisition, but does not anticipate significant adjustments will be required. See the Annual Report on Form 10-K as of December 31, 2014 for further information on these acquisitions.

Acquisition of Florida Bank Group, Inc.

On February 28, 2015, the Company acquired Florida Bank Group, Inc. (“Florida Bank Group”), the holding company of Florida Bank, a Tampa, Florida-based commercial bank servicing Tampa, Tallahassee and Jacksonville, Florida. Under the terms of the agreement, Florida Bank Group shareholders received a combination of cash and shares of the Company’s common stock. Florida Bank Group shareholders received cash equal to $7.81 per share of then outstanding Florida Bank Group common stock, including shares of preferred stock that converted to common shares in the acquisition. Each Florida Bank Group common share was exchanged for 0.149 share of the Company’s common stock. All unexercised Florida Bank Group stock options at the closing date were cashed out.

The Company acquired all of the outstanding common stock of the former Florida Bank Group shareholders for total consideration of $90.5 million, which resulted in goodwill of $14.7 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence in the Tampa, Tallahassee and Jacksonville areas of Florida through the addition of 12 bank offices and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	752,493	$47,497

Total equity consideration		47,497

Non-Equity consideration
Cash		42,988

Total consideration paid		90,485
Fair value of net assets assumed including identifiable intangible assets		75,799

Goodwill		$14,686

Acquisition of Old Florida Bancshares, Inc.

On March 31, 2015, the Company acquired Old Florida Bancshares, Inc. (“Old Florida”), the holding company of Old Florida Bank and New Traditions Bank, Orlando, which were Florida-based commercial banks. Under terms of the agreement, for each share of Old Florida common stock outstanding, Old Florida shareholders received 0.34 of a share of the Company’s common stock, as well as a cash payment for any fractional share. The Company acquired all of the outstanding common stock of the former Old Florida shareholders for total consideration of $253.2 million, which resulted in goodwill of $89.5 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence into the Orlando, Florida MSA through the addition of 14 bank offices and an experienced in-market team. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	3,839,554	$242,007

Total equity consideration		242,007

Non-Equity consideration
Cash		11,145

Total consideration paid		253,152
Fair value of net assets assumed including identifiable intangible assets		163,641

Goodwill		$89,511

The Company accounted for the aforementioned business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The following purchase price allocations on these acquisitions are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the acquisition dates, the Company will make any final adjustments to the purchase price allocation and retrospectively adjust any goodwill recorded. Material adjustments to acquisition date estimated fair values would be recorded in the period in which the acquisition occurred, and as a result, previously reported results are subject to change. Information regarding the Company’s loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances recorded in the acquisitions may be adjusted as the Company refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.

The acquired assets and liabilities, as well as the preliminary adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables.

Florida Bank Group
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$30,009	$—		$30,009
Investment securities	107,236	137	(1)	107,373
Loans	312,901	(8,390	) (2)	304,511
Other real estate owned	498	—		498
Core deposit intangible	—	4,489	(3)	4,489
Deferred tax asset, net	19,851	7,983	(4)	27,834
Other assets	72,874	(8,949	) (5)	63,925

Total Assets	$543,369	$(4,730)		$538,639

Liabilities
Interest-bearing deposits	$282,417	$263	(6)	$282,680
Non-interest-bearing deposits	109,548	—		109,548
Borrowings	60,000	8,598	(7)	68,598
Other liabilities	2,014	—		2,014

Total Liabilities	$453,979	$8,861		$462,840

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Florida Bank Group’s investments to their estimated fair value on the date of acquisition.
(2)	The amount represents the adjustment of the book value of Florida Bank Group loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(3)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.
(4)	The amount represents the deferred tax asset recognized on the fair value adjustment of Florida Bank Group acquired assets and assumed liabilities.
(5)	The amount represents the adjustment of the book value of Florida Bank Group’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.
(6)	The adjustment is necessary because the weighted average interest rate of Florida Bank Group’s deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 51 months.
(7)	The adjustment represents the adjustment of the book value of Florida Bank Group’s borrowings to their estimated fair value based on current interest rates and the credit characteristics inherent in the liability.

Old Florida
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK

Assets
Cash and cash equivalents	$349,568	$—		$349,568
Investment securities	67,206	—		67,206
Loans held for sale	5,952	—		5,952
Loans	1,073,536	(9,828	) (1)	1,063,708
Other real estate owned	4,516	—		4,516
Core deposit intangible	—	16,815	(2)	16,815
Deferred tax asset, net	8,437	(2,585	) (3)	5,852
Other assets	42,858	—		42,858

Total Assets	$1,552,073	$4,402		$1,556,475

Liabilities
Interest-bearing deposits	$1,048,774	$—		$1,048,774
Non-interest-bearing deposits	340,869	—		340,869
Borrowings	1,528	—		1,528
Other liabilities	1,663	—		1,663

Total Liabilities	$1,392,834	$—		$1,392,834

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Old Florida loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(2)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.
(3)	The amount represents the net deferred tax liability recognized on the fair value adjustment of Old Florida acquired assets and assumed liabilities.

Pending Acquisitions

Acquisition of Georgia Commerce Bancshares, Inc.

During the fourth quarter of 2014, the Company announced the signing of a definitive agreement pursuant to which the Company will acquire Georgia Commerce Bancshares, Inc. (“Georgia Commerce”), holding company of Georgia Commerce Bank. The proposed acquisition has been approved by the Board of Directors of each company and the Company’s regulators and is expected to close in the first half of 2015, subject to customary closing conditions, including the receipt of the approval of Georgia Commerce’s shareholders.

Under the terms of the agreement, Georgia Commerce shareholders will receive 0.6134 of a share of the Company’s common stock for each of the Georgia Commerce common stock shares outstanding, subject to certain potential market price adjustments provided for in the agreement. All unexercised Georgia Commerce stock options on the closing date, whether or not vested, will be cashed out.

Supplemental unaudited pro forma information

The following unaudited pro forma information for the three months ended March 31, 2014 reflects the Company’s estimated consolidated results of operations as if the acquisitions of Florida Bank Group and Old Florida occurred at January 1, 2014, unadjusted for potential cost savings and/or synergies and preliminary purchase price adjustments.

(Dollars in thousands, except per share data)	2014
Interest and non-interest income	$173,274
Net income	27,013
Earnings per share - basic	0.79
Earnings per share - diluted	0.78

The Company’s consolidated financial statements as of and for the three months ended March 31, 2015 include the operating results of the acquired assets and assumed liabilities for the days subsequent to the respective acquisition dates. Due to the system conversion of the acquired entities throughout the current three-month period and subsequent integration of the operating activities of the acquired branches into existing Company markets, historical reporting for the former Florida Bank Group and Old Florida branches is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury securities	$67,196	$10	$—	$67,206
U.S. Government-sponsored enterprise obligations	316,928	2,573	(353)	319,148
Obligations of state and political obligations	78,437	3,600	(2)	82,035
Mortgage-backed securities	1,821,982	23,788	(3,857)	1,841,913
Other securities	32,147	178	(14)	32,311

Total securities available for sale	$2,316,690	$30,149	$(4,226)	$2,342,613

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$10,000	$28	$—	$10,028
Obligations of state and political obligations	75,458	3,353	(52)	78,759
Mortgage-backed securities	27,984	155	(555)	27,584

Total securities held to maturity	$113,442	$3,536	$(607)	$116,371

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$317,386	$1,700	$(3,533)	$315,553
Obligations of state and political obligations	86,513	3,679	(2)	90,190
Mortgage-backed securities	1,741,917	16,882	(7,184)	1,751,615
Other securities	1,460	35	—	1,495

Total securities available for sale	$2,147,276	$22,296	$(10,719)	$2,158,853

Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$10,000	$88	$—	$10,088
Obligations of state and political obligations	77,597	3,153	(145)	80,605
Mortgage-backed securities	29,363	151	(726)	28,788

Total securities held to maturity	$116,960	$3,392	$(871)	$119,481

Securities with carrying values of $1.3 billion and $1.4 billion were pledged to secure public deposits and other borrowings at March 31, 2015 and December 31, 2014, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	March 31, 2015
	Less Than Twelve Months		Over Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(111)	$86,271	$(242)	$39,232	$(353)	$125,503
Obligations of state and political obligations	(2)	184	—	—	(2)	184
Mortgage-backed securities	(695)	182,780	(3,162)	211,373	(3,857)	394,153
Other securities	(14)	10,354	—	—	(14)	10,354

Total securities available for sale	$(822)	$279,589	$(3,404)	$250,605	$(4,226)	$530,194

Securities held to maturity:
Obligations of state and political obligations	$(1)	$899	$(51)	$4,243	$(52)	$5,142
Mortgage-backed securities	(9)	1,076	(546)	19,450	(555)	20,526

Total securities held to maturity	$(10)	$1,975	$(597)	$23,693	$(607)	$25,668

	December 31, 2014
	Less Than Twelve Months		Over Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$(3,533)	$240,498	$(3,533)	$240,498
Obligations of state and political obligations	(2)	185	—	—	(2)	185
Mortgage-backed securities	(1,189)	304,686	(5,995)	294,549	(7,184)	599,235

Total securities available for sale	$(1,191)	$304,871	$(9,528)	$535,047	$(10,719)	$839,918

Securities held to maturity:
Obligations of state and political obligations	$(9)	$2,287	$(136)	$8,590	$(145)	$10,877
Mortgage-backed securities	—	—	(726)	20,812	(726)	20,812

Total securities held to maturity	$(9)	$2,287	$(862)	$29,402	$(871)	$31,689

The Company assessed the nature of the losses in its portfolio as of March 31, 2015 and December 31, 2014 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

•	The length of time and extent to which the estimated fair value of the securities was less than their amortized cost,

•	Whether adverse conditions were present in the operations, geographic area, or industry of the issuer,

•	The payment structure of the security, including scheduled interest and principal payments, the issuer’s failure to make scheduled payments, if any, and the likelihood of failure to make scheduled payments in the future,

•	Changes to the rating of the security by a rating agency, and

•	Subsequent recoveries or additional declines in fair value after the balance sheet date.

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company’s analysis, no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at March 31, 2015 or December 31, 2014.

At March 31, 2015, 86 debt securities had unrealized losses of 0.86% of the securities’ amortized cost basis. At December 31, 2014, 112 debt securities had unrealized losses of 1.31% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes. Additional information on securities that have been in a continuous loss position for over twelve months at March 31, 2015 and December 31, 2014 is presented in the following table.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	40	66
Issued by political subdivisions	2	5

	42	71

Amortized Cost Basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$274,005	$566,113
Issued by political subdivisions	4,295	8,727

	$278,300	$574,840

Unrealized Loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$3,950	$10,254
Issued by political subdivisions	52	136

	$4,002	$10,390

The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moody’s. Two of the securities in a continuous loss position for over twelve months were issued by political subdivisions. The securities issued by political subdivisions have credit ratings by S&P ranging from A+ to AAA and credit ratings from Moody’s ranging from A2 to Aaa.

The amortized cost and estimated fair value of investment securities by maturity at March 31, 2015 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
	Weighted		Estimated	Weighted		Estimated
	Average	Amortized	Fair	Average	Amortized	Fair
(Dollars in thousands)	Yield	Cost	Value	Yield	Cost	Value
Within one year or less	2.16%	$84,514	$84,638	2.65%	$10,075	$10,103
One through five years	1.73	279,674	282,952	2.80	12,933	13,256
After five through ten years	2.17	406,800	414,109	3.01	20,128	21,005
Over ten years	2.18	1,545,702	1,560,914	3.03	70,306	72,007

	2.12%	$2,316,690	$2,342,613	2.97%	$113,442	$116,371

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Realized gains	$407	$19
Realized losses	(21)	—

	$386	$19

In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.

Other Equity Securities

The Company included the following securities in “Other assets” on the consolidated balance sheets.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Federal Home Loan Bank (FHLB) stock	$38,097	$38,476
Federal Reserve Bank (FRB) stock	34,348	34,348
Other investments	1,316	1,306

	$73,761	$74,130

NOTE 5 – LOANS

Loans consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	March 31, 2015
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Commercial loans:
Real estate	$3,832,598	$1,299,564	$25,508	$5,157,670
Business	3,278,266	461,595	12,132	3,751,993

	7,110,864	1,761,159	37,640	8,909,663

Residential mortgage loans:
Residential 1-4 family	490,699	478,704	131,767	1,101,170
Construction / Owner Occupied	63,116	—	—	63,116

	553,815	478,704	131,767	1,164,286

Consumer and other loans:
Home equity	1,335,390	441,640	81,058	1,858,088
Indirect automobile	367,077	272	—	367,349
Other	482,270	91,150	655	574,075

	2,184,737	533,062	81,713	2,799,512

Total	$9,849,416	$2,772,925	$251,120	$12,873,461

	December 31, 2014
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans (1)	Total
Commercial loans:
Real estate	$3,718,058	$497,949	$189,126	$4,405,133
Business	3,284,140	93,549	31,260	3,408,949

	7,002,198	591,498	220,386	7,814,082

Residential mortgage loans:
Residential 1-4 family	495,638	424,579	128,024	1,048,241
Construction / Owner Occupied	32,056	—	—	32,056

	527,694	424,579	128,024	1,080,297

Consumer and other loans:
Home equity	1,290,976	217,699	92,430	1,601,105
Indirect automobile	396,766	392	—	397,158
Other	451,080	93,618	3,704	548,402

	2,138,822	311,709	96,134	2,546,665

Total	$9,668,714	$1,327,786	$444,544	$11,441,044

(1)	Included as covered loans at December 31, 2014 is $174.7 million of assets whose reimbursable loss periods ended as of January 1, 2015.

In 2009, the Company acquired substantially all of the assets and liabilities of CapitalSouth Bank (“CSB”), and certain assets, deposits, and other liabilities of Orion Bank (“Orion”) and Century Bank (“Century”). In 2010, the Company acquired certain assets and assumed certain deposits and other liabilities of Sterling Bank (“Sterling”). Substantially all of the loans and foreclosed real estate that were acquired in these transactions are covered by loss sharing agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. Refer to Note 7 for additional information regarding the Company’s loss sharing agreements.

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

Deferred loan origination fees were $20.9 million and $20.6 million and deferred loan expenses were $9.6 million and $9.4 million at March 31, 2015 and December 31, 2014, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2015 and December 31, 2014, overdrafts of $3.7 million and $5.6 million, respectively, have been reclassified to loans.

Loans with carrying values of $3.1 billion were pledged to secure public deposits and other borrowings at March 31, 2015 and December 31, 2014.

Non-covered Loans

The following tables provide an analysis of the aging of non-covered loans as of March 31, 2015 and December 31, 2014. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between loans originated by the Company (“legacy loans”) and acquired loans. For purposes of the following tables, subprime mortgage loans are defined as the Company’s mortgage loans that have borrower FICO scores that are less than 620 at the time of origination or were purchased outside of a business combination.

	March 31, 2015
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	Recorded
	Past Due (1)						Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current		and Accruing
Commercial real estate - Construction	$—	$—	$126	$126	$521,859	$521,985	$—
Commercial real estate - Other	3,565	205	18,774	22,544	3,288,069	3,310,613	239
Commercial business	3,277	497	12,821	16,595	3,261,671	3,278,266	—

Residential mortgage - Prime	2,608	200	11,166	13,974	423,428	437,402	—
Residential mortgage - Subprime	—	—	3,982	3,982	112,431	116,413	—

Consumer - Home equity	2,251	437	9,853	12,541	1,322,849	1,335,390	—
Consumer - Indirect automobile	2,069	455	1,415	3,939	363,138	367,077	—
Consumer - Credit card	141	120	1,300	1,561	70,603	72,164	—
Consumer - Other	1,538	242	866	2,646	407,460	410,106	—

Total	$15,449	$2,156	$60,303	$77,908	$9,771,508	$9,849,416	$239

	December 31, 2014
	Legacy loans
						Total Legacy	Recorded
	Past Due (1)					Loans, Net of	Investment > 90 days
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Unearned Income	and Accruing
Commercial real estate - Construction	$507	$—	$69	$576	$483,663	$484,239	$—
Commercial real estate - Other	11,799	148	6,883	18,830	3,214,989	3,233,819	—
Commercial business	1,589	1,860	3,228	6,677	3,277,463	3,284,140	200

Residential mortgage - Prime	1,389	2,616	11,305	15,310	392,900	408,210	538
Residential mortgage - Subprime	—	—	3,595	3,595	115,889	119,484	—

Consumer - Home equity	4,096	595	7,420	12,111	1,278,865	1,290,976	16
Consumer - Indirect automobile	2,447	396	1,419	4,262	392,504	396,766	—
Consumer - Credit card	253	163	1,032	1,448	71,297	72,745	—
Consumer - Other	1,285	424	773	2,482	375,853	378,335	—

Total	$23,365	$6,202	$35,724	$65,291	$9,603,423	$9,668,714	$754

(1)	Past due loans greater than 90 days include all loans on nonaccrual status, regardless of past due satus, as of the period indicated. Nonaccrual loans are presented separately in the “Nonaccrual Loans” section below.

	March 31, 2015
	Non-covered acquired loans
	Past Due (1)						Total Non-covered Acquired Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount/Premium
Commercial real estate - Construction	$41	$70	$6,803	$6,914	$55,749	$(987)	$61,676	$6,713
Commercial real estate - Other	3,923	1,900	53,628	59,451	1,218,368	(39,931)	1,237,888	51,695
Commercial business	326	864	4,453	5,643	459,595	(3,643)	461,595	4,205
Residential mortgage - Prime	1,388	771	14,620	16,779	477,973	(16,048)	478,704	13,472
Consumer - Home equity	1,514	120	12,873	14,507	438,938	(11,805)	441,640	11,927
Consumer - Indirect automobile	3	—	22	25	277	(30)	272	22
Consumer - Other	991	46	1,618	2,655	91,527	(3,032)	91,150	1,549

Total	$8,186	$3,771	$94,017	$105,974	$2,742,427	$(75,476)	$2,772,925	$89,583

	December 31, 2014
	Non-covered acquired loans
	Past Due (1)						Total Non-covered Acquired Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current	Discount/Premium
Commercial real estate - Construction	$2,740	$57	$1,284	$4,081	$26,667	$(1,170)	$29,578	$1,284
Commercial real estate - Other	4,419	840	26,480	31,739	475,751	(39,119)	468,371	26,376
Commercial business	2,106	70	1,635	3,811	94,962	(5,224)	93,549	1,635
Residential mortgage - Prime	152	2,367	9,339	11,858	418,552	(5,831)	424,579	8,087
Consumer - Home equity	649	385	8,774	9,808	216,310	(8,419)	217,699	8,383
Consumer - Indirect automobile	13	17	9	39	393	(40)	392	9
Consumer - Other	1,458	113	1,949	3,520	94,315	(4,217)	93,618	1,829

Total	$11,537	$3,849	$49,470	$64,856	$1,326,950	$(64,020)	$1,327,786	$47,603

(1)	Past due information presents acquired loans at the gross loan balance, prior to application of discounts.

Non-accrual Loans

The following table provides the recorded investment of legacy loans on non-accrual status at the periods indicated.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial real estate - Construction	$126	$69
Commercial real estate - Other	18,535	6,883
Commercial business	12,821	3,028

Residential mortgage - Prime	11,166	10,767
Residential mortgage - Subprime	3,982	3,595

Consumer - Home equity	9,853	7,404
Consumer - Indirect automobile	1,415	1,419
Consumer - Credit card	1,300	1,032
Consumer - Other	866	773

Total	$60,064	$34,970

Covered Loans

The carrying amount of the acquired covered loans at March 31, 2015 and December 31, 2014 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	March 31, 2015
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$2,740	$22,768	$25,508
Business	—	12,132	12,132

	2,740	34,900	37,640
Residential mortgage loans:
Residential 1-4 family	23,006	108,761	131,767

	23,006	108,761	131,767
Consumer and other loans:
Home equity	7,537	73,521	81,058
Other	—	655	655

	7,537	74,176	81,713

Total	$33,283	$217,837	$251,120

	December 31, 2014
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$1,253	$187,873	$189,126
Business	—	31,260	31,260

	1,253	219,133	220,386
Residential mortgage loans:
Residential 1-4 family	22,918	105,106	128,024

	22,918	105,106	128,024
Consumer and other loans:
Home equity	12,872	79,558	92,430
Other	489	3,215	3,704

	13,361	82,773	96,134

Total	$37,532	$407,012	$444,544

Loans Acquired

As discussed in Note 3, during the first three months of 2015, the Company acquired loans of $304.5 million from Florida Bank Group, and $1.1 billion from Old Florida. Of the total $1.4 billion of loans acquired, $1.3 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $21.2 million were determined to have deteriorated credit quality under ASC 310-30. The tables below show the balances acquired during the first three months of 2015 for these two subsections of the portfolio as of the acquisition date. These amounts are subject to change due to the finalization of purchase price accounting adjustments.

(Dollars in thousands)
Contractually required principal and interest at acquisition	$1,586,694
Expected losses and foregone interest	(20,103)

Cash flows expected to be collected at acquisition	1,566,591

Fair value of acquired loans at acquisition	$1,347,040

(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$23,678	$—	$23,678
Nonaccretable difference (expected losses and foregone interest)	(467)	—	(467)

Cash flows expected to be collected at acquisition	23,211	—	23,211
Accretable yield	(2,032)	—	(2,032)

Basis in acquired loans at acquisition	$21,179	$—	$21,179

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 of acquired impaired loans during the three months ended March 31:

	2015
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Balance at beginning of period	$74,249	$213,402	$287,651
Acquisition	2,032	—	2,032
Transfers from nonaccretable difference to accretable yield	(409)	408	(1)
Accretion	(4,742)	(18,076)	(22,818)
Changes in expected cash flows not affecting nonaccretable differences (1)	75	(1,990)	(1,915)

Balance at end of period	$71,205	$193,744	$264,949

	2014
	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Balance at beginning of period	$78,349	$276,543	$354,892
Acquisition	929	1,536	2,465
Transfers from nonaccretable difference to accretable yield	1,515	4,946	6,461
Accretion	(2,237)	(26,068)	(28,305)
Changes in expected cash flows not affecting nonaccretable differences (1)	(6,097)	6,592	495

Balance at end of period	$72,459	$263,549	$336,008

(1)	Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings

Information about the Company’s troubled debt restructurings (“TDRs”) at March 31, 2015 and 2014 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as certain acquired loans are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and certain acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

	March 31, 2015				March 31, 2014
	Accruing Loans				Accruing Loans
(Dollars in thousands)	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs	Current	Past Due > 30 days	Nonaccrual TDRs	Total TDRs
Commercial real estate - Construction	$—	$—	$—	$—	$—	—	456	456
Commercial real estate - Other	344	—	1,925	2,269	389	—	3,662	4,051
Commercial business	1,042	—	14,890	15,932	894	—	3,152	4,046
Consumer - Home equity	—	—	233	233	—	—	253	253

Total	$1,386	$—	$17,048	$18,434	$1,283	$—	$7,523	$8,806

TDRs totaling $14.8 million occurred during the three-month period ended March 31, 2015 through modification of the original loan terms. No TDRs occurred during the three months ended March 31, 2014. The following table provides information on how the TDRs were modified during the three months ended March 31, 2015:

(Dollars in thousands)	2015
Extended maturities	$—
Interest rate adjustment	—
Maturity and interest rate adjustment	14,812
Movement to or extension of interest-rate only payments	—
Forbearance	—
Other concession(s) (1)	—

Total	$14,812

(1) Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance or covenant modifications.

The Company had no residential mortgage or consumer TDRs that were added during the three months ended March 31, 2015 and 2014. The following tables present the end of period balance for loans modified in a TDR during the periods presented and the financial impact of those modifications.

	March 31, 2015			March 31, 2014
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)
Commercial real estate	1	$1,935	$1,743	—	$—	$—
Commercial business	6	13,162	13,069	—	—	—

Total	7	$15,097	$14,812	—	$—	$—

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.

Information detailing non-covered TDRs which defaulted during the three months ended March 31, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	March 31, 2015		March 31, 2014
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	31	$—	31	$4,118
Commercial business	9	372	17	2,729
Consumer - Home Equity	—	—	1	43
Consumer - Other	1	—	1	—

Total	41	$372	50	$6,890

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Allowance for Credit Losses Activity

A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios for the three months ended March 31 is as follows:

	2015
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$76,174	$9,193	$44,764	$130,131

Provision for loan losses before benefit attributable to FDIC loss share agreements	4,177	1,018	(1,702)	3,493
Adjustment attributable to FDIC loss share arrangements	—	—	1,852	1,852

Net provision for loan losses	4,177	1,018	150	5,345

Adjustment attributable to FDIC loss share arrangements	—	—	(1,852)	(1,852)
Transfer of balance to OREO	—	5	(31)	(26)
Transfer of balance to non-covered	—	28,700	(28,700)	—
Loans charged-off	(2,669)	(3,650)	(209)	(6,528)
Recoveries	1,091	144	8	1,243

Allowance for loans losses at end of period	78,773	35,410	14,130	128,313

Reserve for unfunded commitments at beginning of period	11,801	—	—	11,801
Provision for unfunded lending commitments	1,048	—	—	1,048

Reserve for unfunded commitments at end of period	12,849	—	—	12,849

Allowance for credit losses at end of period	$91,622	$35,410	$14,130	$141,162

	2014
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$67,342	$4,557	$71,175	$143,074

Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	1,996	(1,235)	(3,534)	(2,773)
Adjustment attributable to FDIC loss share arrangements	—	—	4,876	4,876

Net (reversal of) provision for loan losses	1,996	(1,235)	1,342	2,103

Adjustment attributable to FDIC loss share arrangements	—	—	(4,876)	(4,876)
Transfer of balance to OREO	—	(382)	(4,549)	(4,931)
Loans charged-off	(2,544)	(34)	—	(2,578)
Recoveries	1,530	242	38	1,810

Allowance for loans losses at end of period	68,324	3,148	63,130	134,602

Reserve for unfunded commitments at beginning of period	11,147	—	—	11,147
Provision for unfunded lending commitments	372	—	—	372

Reserve for unfunded commitments at end of period	11,519	—	—	11,519

Allowance for credit losses at end of period	$79,843	$3,148	$63,130	$146,121

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, for the three months ended March 31 is as follows:

	2015
	Commercial	Commercial	Residential
(Dollars in thousands)	Real Estate	Business	Mortgage	Consumer	Total
Allowance for loans losses at beginning of period	$33,021	32,094	2,875	17,377	$85,367
Provision for (Reversal of) loan losses	(1,024)	2,205	1,539	2,475	5,195
Transfer of balance to OREO	(4)	—	28	(19)	5
Transfer of balance to non-covered	20,982	1,226	—	6,492	28,700
Loans charged off	(3,235)	(565)	(71)	(2,448)	(6,319)
Recoveries	173	49	13	1,000	1,235

Allowance for loans losses at end of period	49,913	35,009	4,384	24,877	114,183

Reserve for unfunded commitments
Balance at beginning of period	3,439	5,260	168	2,934	11,801
(Reversal of) Provision for unfunded commitments	128	184	660	76	1,048

Balance at end of period	3,567	5,444	828	3,010	12,849

Allowance for credit losses at end of period	$53,480	$40,453	$5,212	$27,887	$127,032

Allowance on loans individually evaluated for impairment	$21	$749	$—	$3	$773
Allowance on loans collectively evaluated for impairment	49,892	34,260	4,384	24,874	113,410

Loans, net of unearned income:
Balance at end of period	$5,132,162	$3,739,861	$1,032,519	$2,717,799	$12,622,341
Balance at end of period individually evaluated for impairment	20,077	12,593	—	693	33,363
Balance at end of period collectively evaluated for impairment	5,085,560	3,724,928	1,019,596	2,713,903	12,543,987
Balance at end of period acquired with deteriorated credit quality	26,525	2,340	12,923	3,203	44,991

	2014
	Commercial	Commercial	Residential
(Dollars in thousands)	Real Estate	Business	Mortgage	Consumer	Total
Allowance for loans losses at beginning of period	$26,590	$28,515	$2,546	$14,248	$71,899
Provision for (Reversal of) loan losses	790	73	(278)	176	761
Transfer of balance to OREO	(175)	(149)	(58)	—	(382)
Loans charged off	(599)	(61)	(48)	(1,870)	(2,578)
Recoveries	846	33	13	880	1,772

Allowance for loans losses at end of period	27,452	28,411	2,175	13,434	71,472

Reserve for unfunded commitments at beginning of period	3,089	4,839	72	3,147	11,147
Provision for unfunded commitments	372	91	2,983	(3,074)	372

Reserve for unfunded commitments at end of period	3,461	4,930	3,055	73	11,519

Allowance for credit losses at end of period	$30,913	$33,341	$5,230	$13,507	$82,991

Allowance on loans individually evaluated for impairment	$—	$464	$186	$—	$650
Allowance on loans collectively evaluated for impairment	27,452	27,947	1,989	13,434	70,822

Loans, net of unearned income:
Balance at end of period	$3,607,349	$2,948,088	$450,881	$1,970,681	$8,976,999
Balance at end of period individually evaluated for impairment	7,905	5,108	1,058	253	14,324
Balance at end of period collectively evaluated for impairment	3,581,894	2,939,935	449,525	1,968,911	8,940,265
Balance at end of period acquired with deteriorated credit quality	17,550	3,045	298	1,517	22,410

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, for the three months ended March 31 is as follows:

	2015
	Commercial	Commercial	Residential
(Dollars in thousands)	Real Estate	Business	Mortgage	Consumer	Total
Allowance for loans losses at beginning of period	$24,072	1,235	6,286	13,171	$44,764
Provision for loan losses	44	—	99	7	150
(Decrease) Increase in FDIC loss share receivable	(22)	(8)	24	(1,846)	(1,852)
Transfer of balance to OREO	—	(1)	(16)	(14)	(31)
Transfer of balance to non-covered	(20,982)	(1,226)	—	(6,492)	(28,700)
Loans charged off	(209)	—	—	—	(209)
Recoveries	—	—	8	—	8

Allowance for loans losses at end of period	$2,903	$—	$6,401	$4,826	$14,130

Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	2,903	—	6,401	4,826	14,130

Loans, net of unearned income:
Balance at end of period	$25,508	$12,132	$131,767	$81,713	$251,120
Balance at end of period individually evaluated for impairment	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	22,768	12,132	108,761	74,176	217,837
Balance at end of period acquired with deteriorated credit quality	2,740	—	23,006	7,537	33,283

	2014
	Commercial	Commercial	Residential
(Dollars in thousands)	Real Estate	Business	Mortgage	Consumer	Total
Allowance for loans losses at beginning of period	$38,772	$5,380	$10,889	$16,134	$71,175
Provision for loan losses	731	102	205	304	1,342
(Decrease) Increase in FDIC loss share receivable	(5,629)	(31)	(166)	950	(4,876)
Transfer of balance to OREO	(1,866)	(1,165)	(315)	(1,203)	(4,549)
Loans charged off	—	—	—	—	—
Recoveries	38	—	—	—	38

Allowance for loans losses at end of period	$32,046	$4,286	$10,613	$16,185	$63,130

Allowance on loans individually evaluated for impairment	—	—	—	—	—
Allowance on loans collectively evaluated for impairment	32,046	4,286	10,613	16,185	63,130

Loans, net of unearned income:
Balance at end of period	$345,384	$41,695	$149,202	$128,014	$664,295
Balance at end of period individually evaluated for impairment	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	340,808	41,291	121,385	109,011	612,495
Balance at end of period acquired with deteriorated credit quality	4,576	404	27,817	19,003	51,800

Credit Quality

The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between acquired loans and loans that were not acquired. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of March 31, 2015 and December 31, 2014. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at March 31, 2015 and December 31, 2014.

	Legacy loans
	March 31, 2015					December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate - Construction	$520,132	$1,413	$440	$—	$521,985	$483,930	$240	$69	$—	$484,239
Commercial real estate - Other	3,228,538	53,850	28,017	208	3,310,613	3,161,593	49,847	22,217	162	3,233,819
Commercial business	3,222,102	22,163	32,112	1,889	3,278,266	3,245,912	7,330	28,965	1,933	3,284,140

Total	$6,970,772	$77,426	$60,569	$2,097	$7,110,864	$6,891,435	$57,417	$51,251	$2,095	$7,002,198

	Legacy loans
	March 31, 2015			December 31, 2014
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage - Prime	$423,428	$13,974	$437,402	$392,900	$15,310	$408,210
Residential mortgage - Subprime	112,431	3,982	116,413	115,889	3,595	119,484
Consumer - Home equity	1,322,849	12,541	1,335,390	1,278,865	12,111	1,290,976
Consumer - Indirect automobile	363,138	3,939	367,077	392,504	4,262	396,766
Consumer - Credit card	70,603	1,561	72,164	71,297	1,448	72,745
Consumer - Other	407,460	2,646	410,106	375,853	2,482	378,335

Total	$2,699,909	$38,643	$2,738,552	$2,627,308	$39,208	$2,666,516

	Non-covered acquired loans
	March 31, 2015							December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Loss	Discount	Total	Pass	Special Mention	Sub- standard	Doubtful	Discount	Total
Commercial real estate - Construction	$54,705	$602	$6,447	$909	$—	$(987)	$61,676	$24,118	$2,006	$4,624	$—	$(1,170)	$29,578
Commercial real estate - Other	1,183,950	18,391	74,368	1,110	—	(39,931)	1,237,888	445,557	12,794	49,139	—	(39,119)	468,371
Commercial business	453,171	3,799	7,411	823	34	(3,643)	461,595	91,837	1,861	4,818	257	(5,224)	93,549

Total	$1,691,826	$22,792	$88,226	$2,842	$34	$(44,561)	$1,761,159	$561,512	$16,661	$58,581	$257	$(45,513)	$591,498

	Non-covered acquired loans
	March 31, 2015				December 31, 2014
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential mortgage - Prime	$477,973	$16,779	$(16,048)	$478,704	$418,552	$11,858	$(5,831)	$424,579
Consumer - Home equity	438,938	14,507	(11,805)	441,640	216,310	9,808	(8,419)	217,699
Consumer - Indirect automobile	277	25	(30)	272	393	39	(40)	392
Consumer - Other	91,527	2,655	(3,032)	91,150	94,315	3,520	(4,217)	93,618

Total	$1,008,715	$33,966	$(30,915)	$1,011,766	$729,570	$25,225	$(18,507)	$736,288

The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan premiums/discounts in the tables below represent the adjustment of covered loans to net book value before allowance at the reporting date.

	Covered loans
	March 31, 2015					December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate - Construction	$602	$865	$22	$—	$1,489	$34,731	$1,928	$8,008	$—	$44,667
Commercial real estate - Other	20,203	6,132	20,109	—	46,444	87,509	20,422	51,252	—	159,183
Commercial business	6,754	1,201	5,647	—	13,602	23,380	395	9,275	—	33,050

	$27,559	$8,198	$25,778	$—	$61,535	$145,620	$22,745	$68,535	$—	$236,900

Discount					(23,895)					(16,514)

Total					$37,640					$220,386

	Covered loans
	March 31, 2015				December 31, 2014
		30+ Days	Premium			30+ Days	Premium
(Dollars in thousands)	Current	Past Due	(discount)	Total	Current	Past Due	(discount)	Total
Residential mortgage - Prime	$133,639	$20,976	$(22,848)	$131,767	$140,628	$22,058	$(34,662)	$128,024
Consumer - Home equity	92,599	12,017	(23,558)	81,058	99,478	16,542	(23,590)	92,430
Consumer - Credit card	522	25	—	547	614	34	—	648
Consumer - Other	221	17	(130)	108	337	18	2,701	3,056

Total	$226,981	$33,035	$(46,536)	$213,480	$241,057	$38,652	$(55,551)	$224,158

Legacy Impaired Loans

Information on the Company’s investment in legacy impaired loans is presented in the following tables as of and for the periods indicated.

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$16,648	$16,648	$—	$6,680	$6,680	$—
Commercial business	1,656	1,656	—	2,483	2,483	—

Consumer - Home equity	676	676	—	682	682	—

With an allowance recorded:
Commercial real estate	2,921	2,945	(24)	1,068	1,093	(25)
Commercial business	11,455	12,207	(752)	1,212	1,620	(408)

Residential mortgage - Prime	11,103	11,166	(63)	10,532	10,768	(236)
Residential mortgage - Subprime	3,959	3,982	(23)	3,579	3,595	(16)

Consumer - Home equity	9,558	9,619	(61)	7,121	7,165	(44)
Consumer - Indirect automobile	1,404	1,415	(11)	1,410	1,419	(9)
Consumer - Credit card	1,277	1,300	(23)	1,012	1,032	(20)
Consumer - Other	872	883	(11)	781	790	(9)

Total	$61,529	$62,497	$(968)	$36,560	$37,327	$(767)

Total commercial loans	$32,680	$33,456	$(776)	$11,443	$11,876	$(433)
Total mortgage loans	15,062	15,148	(86)	14,111	14,363	(252)
Total consumer loans	13,787	13,893	(106)	11,006	11,088	(82)

	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$16,608	$7	$7,493	$—
Commercial business	1,690	18	2,107	—

Consumer - Home equity	679	7	255	—

With an allowance recorded:
Commercial real estate	3,011	—	1,223	8
Commercial business	12,377	—	3,331	20

Residential mortgage - Prime	11,314	—	8,834	—
Residential mortgage - Subprime	4,017	—	1,626	—

Consumer - Home equity	9,720	—	7,331	—
Consumer - Indirect automobile	1,658	—	1,474	—
Consumer - Credit card	1,194	—	370	—
Consumer - Other	971	—	491	—

Total	$63,239	$32	$34,535	$28

Total commercial loans	$33,686	$25	$14,154	$28
Total mortgage loans	15,331	—	10,460	—
Total consumer loans	14,222	7	9,921	—

As of March 31, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLE

Loss Sharing Agreements

In 2009, the Company acquired substantially all of the assets and liabilities of CSB, and certain assets and assumed certain deposits and other liabilities of Orion and Century. In 2010, the Company acquired certain assets, deposits, and other liabilities of Sterling. Excluding consumer loans acquired from Sterling, the loans and foreclosed real estate that were acquired in these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection.

During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for all four acquisitions, and 95% of losses that exceed contractual thresholds for CSB, Orion, and Century. The CSB reimbursable loss period ended as of October 1, 2014 for all covered assets excluding single family residential assets. The CSB reimbursable loss period for single family residential assets will end during the third quarter of 2019. The Orion and Century reimbursable loss periods ended as of January 1, 2015 for all covered assets excluding single family residential assets and will end during the fourth quarter of 2019 for single family residential assets. The Sterling reimbursable loss period ends during the third quarter of 2015 for all covered assets excluding single family residential assets and will end during the third quarter of 2020 for single family residential assets. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC, future impairments may be required.

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

The following is a summary of FDIC loss share receivables year-to-date activity:

	Three Months Ended
	March 31
(Dollars in thousands)	2015	2014
Balance at beginning of period	$69,627	$162,312
Change due to (reversal of) loan loss provision recorded on FDIC covered loans	(1,852)	(4,876)
Amortization	(6,013)	(19,264)
Recoveries payable (submission of reimbursable losses) to the FDIC	(78)	3,055
Changes due to a change in cash flow assumptions on OREO and other changes	(712)	(42)

Balance at end of period	$60,972	$141,185

FDIC loss share receivables collectability assessment

The Company assesses the FDIC loss share receivables for collectability on a quarterly basis. Based on the collectability analysis completed for the three months ended March 31, 2015, the Company concluded that the $61.0 million FDIC loss share receivable is fully collectible as of March 31, 2015.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes to the carrying amount of goodwill by reporting unit for the three months ended March 31, 2015, and the year ended December 31, 2014 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2013	$373,905	$23,178	$4,789	$401,872
Goodwill acquired during the year	115,278	—	376	115,654

Balance, December 31, 2014	489,183	$23,178	$5,165	517,526
Goodwill acquired during the period	104,197	—	—	104,197

Balance, March 31, 2015	$593,380	$23,178	$5,165	$621,723

The goodwill acquired during the first three months of 2015 is a result of the Florida Bank Group and Old Florida acquisitions. The goodwill acquired in 2014 was a result of the Trust One-Memphis, Teche, First Private, and The Title Company LLC acquisitions. See Note 3 for further information.

The Company performed the required annual goodwill impairment test as of October 1, 2014. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Subsequent to the testing date, management has evaluated the events and changes that would indicate that goodwill might be impaired and concluded that a subsequent test is not required.

Mortgage Servicing Rights

Mortgage servicing rights are recorded at the lower of cost or market value in “Other assets” on the consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	March 31, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
(Dollars in thousands)	Carrying Amount	Amortization	Carrying Amount	Carrying Amount	Amortization	Carrying Amount
Mortgage servicing rights	$4,988	$(1,453)	$3,535	$4,751	$(1,253)	$3,498

Title Plant

The Company held title plant assets totaling $6.7 million at both March 31, 2015 and December 31, 2014. No events or changes in circumstances occurred during the period ended March 31, 2015 to suggest the carrying value of the title plant was not recoverable.

Intangible assets subject to amortization

Definite-lived intangible assets had the following carrying values included in “Other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	March 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$77,252	$(37,818)	$39,434	$55,949	$(36,354)	$19,595
Customer relationship intangible asset	1,348	(865)	483	1,348	(822)	526
Non-compete agreement	163	(105)	58	163	(82)	81
Other intangible assets	205	(63)	142	205	(46)	159

Total	$78,968	$(38,851)	$40,117	$57,665	$(37,304)	$20,361

NOTE 9 –DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES

The Company enters into derivative financial instruments to manage interest rate risk, asset sensitivity, and other exposures such as liquidity and credit risk. The primary types of derivatives used by the Company include interest rate swap agreements, interest rate lock commitments, forward sales commitments, and written and purchased options. All derivative instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value, as required by ASC Topic 815, Derivatives and Hedging.

At March 31, 2015 and December 31, 2014, there are no hedging relationships designated for hedge accounting purposes; therefore, changes in the fair value of the derivatives are recognized in earnings immediately.

Information pertaining to outstanding derivative instruments is as follows:

(Dollars in thousands)	Balance Sheet	Asset Derivatives Fair Value		Balance Sheet	Liability Derivatives Fair Value
	Location	March 31, 2015	December 31, 2014	Location	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$19,970	$15,434	Other liabilities	$19,970	$15,434
Forward sales contracts	Other assets	1,125	25	Other liabilities	3,910	2,556
Written and purchased options	Other assets	20,025	17,444	Other liabilities	11,824	13,364

Total		$41,120	$32,903		$35,704	$31,354

(Dollars in thousands)		Asset Derivatives Notional Amount			Liability Derivatives Notional Amount
		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts		$502,020	$444,703		$502,020	$444,703
Forward sales contracts		139,339	15,897		514,645	391,992
Written and purchased options		489,209	362,580		214,698	225,741

Total		$1,130,568	$823,180		$1,231,363	$1,062,436

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At March 31, 2015 and December 31, 2014, the Company was required to post $16.1 million and $11.5 million, respectively, in cash as collateral for its derivative transactions, which are included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2015. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	March 31, 2015
	Gross Amounts Presented in the	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)	Balance Sheet	Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$19,962	$—	$—	$19,962
Written and purchased options	11,830	—	—	11,830

Total derivative assets subject to master netting arrangements	$31,792	$—	$—	$31,792

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$19,963	$—	$(7,494)	$12,469

Total derivative liabilities subject to master netting arrangements	$19,963	$—	$(7,494)	$12,469

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2014
	Gross Amounts	Gross Amounts Not Offset in the Balance Sheet
	Presented in the
(Dollars in thousands)	Balance Sheet	Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$15,411	$—	$—	$15,411
Written and purchased options	13,387	—	—	13,387

Total derivative assets subject to master netting arrangements	$28,798	$—	$—	$28,798

Derivative liabilities
Interest rate contracts not designated as hedging instruments	$15,411	$—	$(3,735)	$11,676

Total derivative liabilities subject to master netting arrangements	$15,411	$—	$(3,735)	$11,676

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the three months ended March 31, 2015 and 2014, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2015, the fair value of derivatives that will mature within the next twelve months is $0.4 million. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2015 and 2014, and for the three months then ended, there was no gain or loss recognized in other comprehensive income or reclassified from accumulated other comprehensive income for cash flow hedging relationships.

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements for the three months ended March 31 is as follows:

(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2015	2014
Interest rate contracts	Other income	$1,005	$538
Forward sales contracts	Mortgage income	(253)	(3,005)
Written and purchased options	Mortgage income	768	1,833

Total		$1,520	$(634)

NOTE 10 –CAPITAL RATIOS AND OTHER REGULATORY MATTERS

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

On January 1, 2015, the Company and IBERIABANK became subject to revised capital adequacy standards as implemented by new final rules approved by the U.S. banking regulatory agencies, including the FRB, to address relevant provisions of the Dodd-Frank Act. Certain provisions of the new rules will be phased in from that date to January 1, 2019.

The final rules:

•	Require that non-qualifying capital instruments, including trust preferred securities and cumulative perpetual preferred stock, must be fully phased out of Tier 1 capital by January 1, 2016,

•	Establish new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights,

•	Require a minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5%,

•	Increase the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%,

•	Implement a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers, with the buffer to be phased in beginning on January 1, 2016 at 0.625% and increasing annually until fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on certain distributions and payments as the buffer approaches zero, and

•	Increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

Management believes that, as of March 31, 2015, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.

As of March 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company) existing at the time of notification. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. The Company’s and IBERIABANK’s actual capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the following table. March 31, 2015 capital amounts and ratios presented in the table below exclude the Company’s acquisition of Old Florida on March 31, 2015, discussed further in Note 3, in an effort to conform the capital ratios and amounts presented with regulatory reporting guidelines.

(Dollars in thousands)	March 31, 2015
	Minimum		Well Capitalized				Actual
	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Leverage
Consolidated	$614,650	4.00%	$	N/A	N/A	%	$1,389,382	9.04%
IBERIABANK	611,130	4.00		763,912	5.00		1,293,324	8.47
Common Equity Tier 1 (CET1) (1)
Consolidated	$691,481	4.50%	$	N/A	N/A	%	$1,335,132	9.79%
IBERIABANK	687,521	4.50		883,454	6.50		1,293,324	9.52
Tier 1 Risk-Based Capital (1)
Consolidated	$818,331	6.00%	$	N/A	N/A	%	$1,389,382	10.19%
IBERIABANK	815,496	6.00		1,087,328	8.00		1,293,324	9.52
Total Risk-Based Capital (1)
Consolidated	$1,091,108	8.00%	$	N/A	N/A	%	$1,584,793	11.62%
IBERIABANK	1,087,328	8.00		1,359,160	10.00		1,434,486	10.55

	December 31, 2014
	Minimum		Well Capitalized				Actual
	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Leverage
Consolidated	$602,387	4.00%	$	N/A	N/A	%	$1,408,842	9.36%
IBERIABANK	600,149	4.00		750,186	5.00		1,266,241	8.44
Tier 1 Risk-Based Capital
Consolidated	$504,114	4.00%	$	N/A	N/A	%	$1,408,842	11.18%
IBERIABANK	502,421	4.00		753,631	6.00		1,266,241	10.08
Total Risk-Based Capital
Consolidated	$1,008,227	8.00%	$	N/A	N/A	%	$1,550,789	12.31%
IBERIABANK	1,004,841	8.00		1,256,052	10.00		1,408,188	11.21

(1)	Beginning January 1, 2016, minimum capital ratios will be subject to a capital conservation buffer of 0.625%. This capital conservation buffer will increase in subsequent years by 0.625% annually until it is fully phased in on January 1, 2019 at 2.50%.

NOTE 11 – EARNINGS PER SHARE

Share-based payment awards that entitle holders to receive non-forfeitable dividends before vesting are considered participating securities that are included in the calculation of earnings per share using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to common shares and participating securities based on their respective rights to receive dividends.

The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended March 31
(In thousands, except per share data)	2015	2014
Earnings per common share - basic
Net income	$25,126	$22,336
Dividends and undistributed earnings allocated to unvested restricted shares	(324)	(403)

Net income allocated to common shareholders	$24,802	$21,933

Weighted average common shares outstanding	33,168	29,270

Earnings per common share - basic	$0.75	$0.75

Earnings per common share - diluted
Net income allocated to common shareholders	$24,802	$21,933
Dividends and undistributed earnings allocated to unvested restricted shares	(20)	(2)

Net income allocated to common shareholders	$24,782	$21,931

Weighted average common shares outstanding	33,168	29,270
Dilutive potential common shares - stock options	67	147

Weighted average common shares outstanding - diluted	33,235	29,417

Earnings per common share - diluted	$0.75	$0.75

For the three months ended March 31, 2015, and 2014, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 605,463, and 615,703, respectively.

The effects from the assumed exercises of 164,962, and 11,623 stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2015, and 2014, respectively, because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At March 31, 2015, awards of 814,490 shares could be made under approved incentive compensation plans.

Stock option awards

The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

The following table represents the activity related to stock options during the periods indicated.

		Weighted Average
	Number of shares	Exercise Price
Outstanding options, December 31, 2014	867,682	$55.92
Granted	78,856	62.54
Exercised	(61,884)	49.89
Forfeited or expired	(10,469)	71.52

Outstanding options, March 31, 2015	874,185	$56.76

Exercisable options, March 31, 2015	579,727	$56.22

Outstanding options, December 31, 2013	1,072,829	$53.47
Granted	74,971	65.26
Exercised	(169,090)	48.77
Forfeited or expired	(3,127)	81.82

Outstanding options, March 31, 2014	975,583	$55.10

Exercisable options, March 31, 2014	621,050	$54.69

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the three-month periods ended March 31:

	2015	2014
Expected dividends	2.2%	2.1%
Expected volatility	35.6%	35.8%
Risk-free interest rate	2.0%	2.3%
Expected term (in years)	7.5	7.5
Weighted-average grant-date fair value	$19.61	$21.24

The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.

The following table represents the compensation expense that is included in non-interest expense in the accompanying consolidated statements of comprehensive income related to stock options for the three-month periods ended March 31:

(Dollars in thousands)	2015	2014
Compensation expense related to stock options	$471	$519

At March 31, 2015, there was $4.0 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5.6 years.

Restricted stock awards

The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period. As of March 31, 2015 and 2014, unrecognized share-based compensation associated with these awards totaled $24.4 million and $26.7 million, respectively.

Restricted Share Units

During the first quarters of 2015 and 2014, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three-year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.

The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the three months ended March 31:

(Dollars in thousands)	2015	2014
Compensation expense related to restricted stock awards and restricted share units	$2,972	$2,316

The following table represents unvested restricted stock award and restricted share unit activity for the three months ended March 31:

	2015	2014
Balance at beginning of period	506,289	523,756
Granted	142,196	142,794
Forfeited	(10,267)	(1,208)
Earned and issued	(116,583)	(105,766)

Balance at end of period	521,635	559,576

Phantom stock awards

The Company issues phantom stock awards to certain key officers and employees. The awards are subject to a vesting period of five to seven years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested “share equivalents” multiplied by the closing market price of a share of the Company’s common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award’s dollar value divided by the closing market price of a share of the Company’s common stock on the grant date. Award recipients are also entitled to a “dividend equivalent” on each unvested share equivalent held by the award recipient. A dividend equivalent is a dollar amount equal to the cash dividends that the participant would have been entitled to receive if the participant’s share equivalents were issued in shares of common stock. Dividend equivalents are reinvested as share equivalents that will vest and be paid out on the same date as the underlying share equivalents on which the dividend equivalents were paid. The number of share equivalents acquired with a dividend equivalent is determined by dividing the aggregate of dividend equivalents paid on the unvested share equivalents by the closing price of a share of the Company’s common stock on the dividend payment date.

Performance Units

During the first quarters of 2015 and 2014, the Company issued shares of performance units to certain of its executive officers. Performance units are tied to the value of shares of the Company’s common stock, are payable in cash, and vest in increments of one-third per year after attainment of one or more performance measures. The value of performance units is the same as the value of the corresponding number of shares of common stock.

The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at March 31 of the periods indicated and the current market price of the Company’s stock at that time.

	For the Three Months Ended March 31
(Dollars in thousands)	2015	2014
Compensation expense related to phantom stock and performance units	$3,171	$2,051

The following table represents phantom stock award and performance unit activity during the periods indicated.

	Number of share	Dividend	Total share	Value of share
	equivalents	equivalents	equivalents	equivalents (1)
Balance, December 31, 2014	459,920	22,940	482,860	$31,313,000
Granted	133,708	2,480	136,188	8,584,000
Forfeited share equivalents	(11,426)	(438)	(11,864)	(748,000)
Vested share equivalents	(107,534)	(6,491)	(114,025)	(7,209,000)

Balance, March 31, 2015	474,668	18,491	493,159	$31,084,000

Balance, December 31, 2013	417,238	22,351	439,589	$27,628,000
Granted	119,773	2,335	122,108	8,566,000
Forfeited share equivalents	(3,471)	(164)	(3,635)	(255,000)
Vested share equivalents	(51,444)	(3,621)	(55,065)	(3,692,000)

Balance, March 31, 2014	482,096	20,901	502,997	$35,285,000

(1)	Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $63.03 and $70.15 on March 31, 2015, and 2014, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

Fair value guidance establishes a framework for using fair value to measure assets and liabilities. The Company estimates fair value based on the assumptions market participants would use when selling an asset or transferring a liability and characterizes such measurements within the fair value hierarchy based on the inputs used to develop those assumptions and measure fair value. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recurring fair value measurements

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

Mortgage loans held for sale

Mortgage loans originated and held for sale are recorded at fair value under the fair value option and are based on quotes or bids received directly from the purchasing financial institutions (Level 2).

Derivative financial instruments

The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding. Rate locks on mortgage loans that are intended to be sold are considered to be derivatives. The Company offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows the Company to identify a known cost of funds. The rate of return is based on an equity index, and as such represents an embedded derivative. Fair value of interest rate swaps, interest rate locks, forward sales commitments, and equity-linked written and purchased options are estimated using prices of financial instruments with similar characteristics, and thus are classified within Level 2 of the fair value hierarchy.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

	March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities	$67,206	$2,275,407	$—	$2,342,613
Mortgage loans held for sale	—	194,816	—	194,816
Derivative instruments	—	41,120	—	41,120

Total	$67,206	$2,511,343	$—	$2,578,549

Liabilities
Derivative instruments	$—	$35,704	$—	$35,704

Total	$—	$35,704	$—	$35,704

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities	$—	$2,158,853	$—	$2,158,853
Mortgage loans held for sale	—	139,950	—	139,950
Derivative instruments	—	32,903	—	32,903

Total	$—	$2,331,706	$—	$2,331,706

Liabilities
Derivative instruments	$—	$31,354	$—	$31,354

Total	$—	$31,354	$—	$31,354

During the three month period ended March 31, 2015, there were no transfers between the Level 1 and Level 2 fair value categories.

Gains and losses (realized and unrealized) included in earnings (or accumulated other comprehensive income) during the first three months of 2015 related to assets and liabilities measured at fair value on a recurring basis are reported in non-interest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Total gains (losses) included in earnings	$2,290	$—
Change in unrealized gains (losses) relating to assets still held at March 31, 2015	—	9,792

Non-recurring fair value measurements

Impaired loans

Loans are measured for impairment using the methods permitted by ASC Topic 310, Receivables. Fair value measurements are used in determining impairment using either the loan’s observable market price (Level 1), if available, or the fair value of the collateral if the loan is collateral dependent (Level 2). Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan’s effective interest rate, is not considered a fair value measurement. Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned (OREO)

Fair values of OREO are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $0.8 million in earnings for both three-month periods ending March 31, 2015 and 2014, respectively.

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$13,397	$—	$13,397
OREO	—	807	—	807

Total	$—	$14,204	$—	$14,204

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$4,864	$—	$4,864
OREO	—	1,483	—	1,483

Total	$—	$6,347	$—	$6,347

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the acquisitions completed in 2011 through the first quarter of 2015. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans, deposits, and core deposit intangible asset).

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at March 31, 2015 and December 31, 2014.

Fair value option

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$194,816	$187,455	$7,361	$139,950	$134,639	$5,311

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the unaudited consolidated statements of comprehensive income. Net gains resulting from the change in fair value of these loans that were recorded in mortgage income in the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2015 totaled $1.9 million, while net gains resulting from the change in fair value of these loans were $2.2 million for three months ended March 31, 2014. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC Topic 825, Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Loans

The fair values of non-covered mortgage loans receivable are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at March 31, 2015 and December 31, 2014, weighted for varying maturity dates. Other non-covered loans are valued based on present values using entry-value interest rates at March 31, 2015 and December 31, 2014 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices, a Level 2 measurement. Covered loans are measured using projections of expected cash flows, exclusive of the shared-loss agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans includes estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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

Deposits

The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at March 31, 2015 and December 31, 2014 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.

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

Off-balance sheet items

The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At March 31, 2015 and December 31, 2014, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The carrying amount and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	March 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$967,290	$967,290	$967,290	$—	$—
Investment securities	2,456,055	2,458,984	67,206	2,391,778	—
Loans and loans held for sale, net of unearned income	13,088,505	13,070,985	—	194,816	12,876,169
FDIC loss share receivable	60,972	39,540	—	—	39,540
Derivative instruments	41,120	41,120	—	41,120	—
Accrued interest receivable	41,865	41,865	41,865	—	—

Financial Liabilities
Deposits	$14,668,073	$14,489,153	$—	$—	$14,489,153
Short-term borrowings	604,902	604,902	604,902	—	—
Long-term debt	460,889	440,158	—	—	440,158
Derivative instruments	35,704	35,704	—	35,704	—
Accrued interest payable	9,281	9,281	9,281	—	—

	December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$548,095	$548,095	$548,095	$—	$—
Investment securities	2,275,813	2,278,334	—	2,278,334	—
Loans and loans held for sale, net of unearned income	11,581,116	11,605,446	—	139,950	11,465,496
FDIC loss share receivable	69,627	19,606	—	—	19,606
Derivative instruments	32,903	32,903	—	32,903	—
Accrued interest receivable	37,696	37,696	37,696	—	—

Financial Liabilities
Deposits	$12,520,525	$12,298,017	$—	$—	$12,298,017
Short-term borrowings	845,742	845,742	845,742	—	—
Long-term debt	403,254	376,139	—	—	376,139
Derivative instruments	31,354	31,354	—	31,354	—
Accrued interest payable	8,258	8,258	8,258	—	—

The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 15 – BUSINESS SEGMENTS

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

Also within IBERIABANK are certain reconciling items in order to translate reportable segment results into consolidated results. The following tables present certain information regarding our operations by reportable segment, including a reconciliation of segment results to reported consolidated results for the periods presented. Reconciling items between segment results and reported results include:

•	Elimination of interest income and interest expense representing interest earned by IBERIABANK on interest-bearing checking accounts held by related companies, as well as the elimination of the related deposit balances at the IBERIABANK segment;

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended March 31, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$136,830	$1,754	$1	$138,585
Interest expense	12,290	491	—	12,781

Net interest income	124,540	1,263	1	125,804

Provision for loan losses	5,345	—	—	5,345

Mortgage income	(1)	18,024	—	18,023
Title revenue	—	—	4,629	4,629
Other non-interest income	26,251	(2)	(2)	26,247
Allocated expenses	(4,847)	3,528	1,319	—
Non-interest expenses	116,005	12,916	4,232	133,153

Income before income taxes	34,287	2,841	(923)	36,205
Income tax expense	10,313	1,122	(356)	11,079

Net income (loss)	$23,974	$1,719	$(567)	$25,126

Total loans and loans held for sale	$12,869,096	$219,409	$—	$13,088,505
Total assets	17,775,541	254,401	24,729	18,054,671
Total deposits	14,663,184	4,889	—	14,668,073
Average assets	15,732,790	181,942	24,753	15,939,485

	Three Months Ended March 31, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest income	$113,149	$1,082	$1	$114,232
Interest expense	9,603	221	—	9,824

Net interest income	103,546	861	1	104,408
Provision for loan losses	2,096	7	—	2,103
Mortgage income	(3)	10,136	—	10,133
Title revenue	—	—	4,167	4,167
Other non-interest income	21,392	(11)	—	21,381
Allocated expenses	(3,130)	2,191	939	—
Non-interest expenses	93,046	10,299	3,889	107,234

Income before income taxes	32,923	(1,511)	(660)	30,752
Income tax expense	9,257	(588)	(253)	8,416

Net income (loss)	$23,666	$(923)	$(407)	$22,336

Total loans and loans held for sale	$9,620,359	$152,413	$—	$9,772,772
Total assets	13,349,465	176,106	24,661	13,550,232
Total deposits	10,896,508	2,355	—	10,898,863
Average assets	13,198,208	139,057	24,972	13,362,237

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments of the Company to extend credit and standby letters of credit to or on behalf of particular customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by its customers under such commitments or standby letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At both March 31, 2015, and December 31, 2014, the fair value of guarantees under commercial and standby letters of credit was $1.3 million. This fair value amount represents the unamortized fee associated with these guarantees and is included in “Other liabilities” on the consolidated balance sheets of the Company. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.

The Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commitments to grant loans	$148,151	$161,350
Unfunded commitments under lines of credit	4,095,321	4,007,954
Commercial and standby letters of credit	133,247	134,882
Reserve for unfunded lending commitments	12,849	11,801

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 6 for additional discussion related to the Company’s unfunded lending commitments.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and as such, are collateralized when necessary, generally in the form of marketable securities and cash equivalents.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of March 31, 2015, and updates the Form 10-K for the year ended December 31, 2014. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2015 compared to December 31, 2014 for the balance sheets and the three months ended March 31, 2015 compared to March 31, 2014 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

When we refer to the “Company,” “we,” “our” or “us” in this Report, we mean IBERIABANK Corporation and Subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.

To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “may”, “plan”, “believe”, “expect”, “intend”, “will”, “should”, “continue”, “potential”, “anticipate”, “estimate”, “predict”, “project” or similar expressions, or the negative of these terms or other comparable terminology, including statements related to the expected timing of the closing of the proposed merger, the expected returns and other benefits of the proposed mergers to shareholders, expected improvement in operating efficiency resulting from the mergers, estimated expense reductions, the impact on and timing of the recovery of the impact on tangible book value, and the effect of the mergers on the Company’s capital ratios. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

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

EXECUTIVE SUMMARY

Corporate Profile

The Company is an $18.1 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 128 years through our subsidiary, IBERIABANK, with products and services currently offered in locations in six states. The Company also operates mortgage production offices in 12 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners L.L.C. (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC and IB Aircraft Holdings, LLC own aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management, Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, L.L.C. (“CDE”) is engaged in the purchase of tax credits.

Summary of 2015 First Quarter Results

Consolidated net income available to common shareholders for the first quarter of 2015 was $25.1 million, a 12.5% increase over the $22.3 million earned during the same period in 2014. Income before income tax expense in the first quarter of 2015 was reduced by merger-related expenses of $9.3 million associated with the acquisitions of Florida Bank Group, Inc. (“Florida Bank Group”) on February 28, 2015, and Old Florida Bancshares, Inc. (“Old Florida”) on March 31, 2015.

On a diluted per common share basis, earnings for the first quarter of 2015 were $0.75, consistent with results of the first quarter of 2014. Excluding the impact of non-operating items, primarily merger-related expenses, diluted earnings per share for the first quarter of 2015 were $0.95 on a non-GAAP operating basis, compared to $0.73 per diluted common share on a non-GAAP operating basis in the first quarter of 2014. See Table 20, Reconciliation of Non-GAAP Financial Measures.

Fully-taxable equivalent net interest income was $127.8 million for the quarter, up $21.2 million, or 20%, from the first quarter of 2014. The first quarter of 2015 reflects a $2.4 billion, or 20%, increase in average earning assets and a 3 basis point increase in average yield, offset by a $1.6 billion, or 17%, increase in average interest-bearing liabilities and a 5 basis point increase in funding costs, as compared to the first quarter of 2014. As a result, net interest margin on an annualized basis remained consistent at 3.54%, and the net interest spread decreased 2 basis points to 3.41% from 3.43% in the first quarters of 2015 and 2014, respectively.

Non-interest income increased $13.2 million, or 37%, from the first quarter of 2014, primarily due to a $7.9 million, or 78%, increase in mortgage income. In the first quarter of 2015, the Company originated $496 million in mortgage loans, up $178 million, or 56%, from the year-ago quarter. The Company sold $456 million in mortgage loans, up $136 million, or 43%, from the first quarter of 2014. Overall, the volume of the locked pipeline drove an increase of $4.1 million in mortgage income.

Non-interest expense increased $25.9 million, or 24%, from the first quarter of 2014. Merger-related expenses contributed to $8.3 million of the increase and were associated with the acquisitions of Florida Bank Group and Old Florida. Salaries and employee benefit expenses increased $12.8 million, or 21%, over the first quarter of 2014, primarily attributable to the Company’s growth, including the acquisitions of Teche, First Private, and Florida Bank Group in the past 12 months.

Business Overview

Our key long-term financial goals through 2016 are: (1) return on average tangible common equity of 13% to 17%; (2) tangible efficiency ratio of 60%; (3) asset quality in the top 10% of our peers; and (4) double-digit percentage growth in fully-diluted operating EPS. Overall, the first quarter results were consistent with our forecasts, and we continue to make progress towards the achievement of our long-term strategic goals.

We continued to deliver solid financial performance in the first quarter of 2015, with approximately 75% of our markets growing loans and deposits this quarter. We also completed two acquisitions, Florida Bank Group on February 28, 2015, and Old Florida on March 31, 2015. Florida Bank Group was headquartered in Tampa, Florida, and added 12 bank offices in the Tampa Bay area, Jacksonville and Tallahassee. The Florida Bank Group acquisition added $305 million in loans (after preliminary discounts) and $392 million in deposits. Old Florida was headquartered in Orlando, Florida, and added 14 bank offices in Orlando and surrounding areas. The Old Florida acquisition added $1.1 billion in loans (after preliminary discounts) and $1.4 billion in deposits.

Historically, our Company experiences seasonally low loan production during the first quarter of each year. In the first quarter of 2015, legacy loans, which exclude loans covered under FDIC loss share protection and acquired loans, grew $181 million, or 2%, from December 31, 2014. Legacy commercial loans, which include business banking loans, increased $109 million, or 2%, legacy consumer loans increased $46 million, or 2%, and legacy mortgage loans increased $26 million, or 5%, during the quarter.

From an asset quality perspective, we experienced a modest increase in legacy non-performing assets this quarter, due primarily to two legacy relationships totaling $24 million that moved to non-accrual status. The Company believes these loan relationships are well-secured and sufficiently reserved to address credit concerns. Our net charge-offs remained low at an annualized rate of 6 basis points of average loans, which is consistent with 2014. Legacy loans past due 30 days or more (excluding non-accruing loans) decreased $12 million, or 41%, and represented 0.18% of total legacy loans at March 31, 2015, compared to 0.31% at December 31, 2014.

Excluding the current quarter acquisitions, which contributed approximately $1.8 billion in deposits, total deposits increased $365 million. Of this amount, $218 million was growth in non-interest-bearing deposits, which comprised 26% of total deposits. The two acquired companies had $450 million in combined non-interest-bearing deposits, or 25% of their aggregate total deposits.

During the first quarter of 2015, the Company implemented the provisions of the U.S. Basel III final rules that became effective January 1, 2015, subject to a phase in period for certain provisions through January 1, 2019. The implementation of the new Basel III requirements, which impacted the qualifying criteria for regulatory capital and increased risk-weights for certain assets, reduced the Company’s risk-based capital ratios; however, IBERIABANK continued to meet the minimum requirements to be considered well capitalized under regulatory guidelines as of March 31, 2015.

2015 Outlook

The Company has signed a definitive agreement to acquire by merger Georgia Commerce, based in Atlanta, Georgia. The pending acquisition received regulatory approval, the registration statement was declared effective by the Securities and Exchange Commission, and the special meeting of Georgia Commerce shareholders is scheduled for May 21, 2015. The acquisition is expected to add total assets of over $1 billion, including loans of $750 million, and total deposits of $850 million, as well as nine bank offices. The Company anticipates closing the transaction on May 31, 2015, subject to approval of Georgia Commerce shareholders.

While energy prices remain depressed, we have not experienced a significant impact on our energy portfolio and credit exposures. During the first quarter, we accrued $1.3 million in provisions for loans and unfunded commitments and at March 31, 2015 had $9.8 million in estimated aggregate reserves associated with our energy exposure. Currently, we anticipate little or no loss in the exploration and production or midstream portfolios (69% of energy loans outstanding as of March 31, 2015), and the oil field services portfolio is performing as expected. Energy-related loans declined $61 million, or 7%, between December 31, 2014 and March 31, 2015, due to loan pay-downs and pay-offs, and the Company expects energy-related loans to be less than 6% of total loans upon completion of the Georgia Commerce acquisition.

The mortgage origination locked pipeline was $278 million at March 31, 2015, compared to $139 million at December 31, 2014 and $157 million at March 31, 2014. Mortgage income was up $4.4 million from the fourth quarter of 2014 and $7.9 million from the first quarter of 2014, and we expect sustained gains in the second quarter as the pipeline continues to grow during the historically seasonal peak and loans are closed and sold. The commercial pipeline is currently in excess of $800 million.

In addition to a strong loan pipeline, we are seeing growth in our treasury management and client derivatives businesses, both of which are expected to benefit if interest rates begin to rise. IBERIA Capital Partners, our energy investment banking boutique, is experiencing a recent uptick in business, and IBERIA Wealth Advisors (“IWA”) is exhibiting steady growth as well. Assets under management at IWA were $1.4 billion at March 31, 2015, up 6% compared to December 31, 2014. In January 2015, the Company announced it was exiting the indirect automobile lending business, after reaching the conclusion that the compliance risk associated with the indirect automobile lending business had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At March 31, 2015, the Company’s indirect automobile lending business had approximately $367 million in loans outstanding, down 8% compared to year-end, and this portfolio will continue to run off as intended throughout the remainder of 2015 and beyond.

The Company’s annual effective tax rate was estimated at 30.6% as of March 31, 2015 and is expected to remain between 31% and 32% following the completion of the pending Georgia Commerce acquisition. The effective tax rate is higher than previous periods due to growth in income before taxes and the adoption of a new accounting standard that requires investments in affordable housing projects be amortized into income tax expense as an offset to the income tax credits received from these investments.

Based on recent forward interest rate curve, credit quality, and business segment performance expectations, as well as the completion of the pending Georgia Commerce acquisition and successful integration of recent acquisitions, we believe operating EPS for the full-year 2015 will be between $4.45 and $4.50, compared to $3.73 in 2014, a 19% to 21% increase compared to 2014 operating results.

ACQUISITION ACTIVITY

The Company completed the acquisitions of Florida Bank Group on February 28, 2015, and Old Florida on March 31, 2015. The acquired assets and liabilities, which include preliminary fair value adjustments, are presented in the following table. See Note 3 of the unaudited consolidated financial statements for additional information.

TABLE 1 – SUMMARY OF CURRENT PERIOD ACQUISITIONS

(Dollars in thousands)	Florida Bank Group	Old Florida	Total
Assets (1)
Cash	$30,009	$349,568	$379,577
Investment securities	107,373	67,206	174,579
Loans	304,511	1,063,708	1,368,219
Loans held for sale	—	5,952	5,952
Other real estate owned	498	4,516	5,014
Core deposit intangible	4,489	16,815	21,304
Other assets	91,759	48,710	140,469

Total assets	$538,639	$1,556,475	$2,095,114

Liabilities (1)
Non-interest-bearing deposits	$109,548	$340,869	$450,417
Interest-bearing deposits	282,680	1,048,774	1,331,454
Borrowings	68,598	1,528	70,126
Other liabilities	2,014	1,663	3,677

Total liabilities	$462,840	$1,392,834	$1,855,674

(1)	Assets and liabilities in this table were recorded at fair value at the time of acquisition. Fair values are preliminary and subject to change.

ANALYSIS OF RESULTS OF OPERATIONS

The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company’s performance as of and for the quarters ended March 31, 2015 and 2014.

TABLE 2 – SELECTED CONSOLIDATED FINANCIAL INFORMATION

	As of and For the Three Months Ended March 31
	2015	2014
Key Ratios (1)
Return on average assets	0.64%	0.68%
Return on average common equity	5.40	5.82
Return on average tangible common equity (Non-GAAP) (2)	7.93	8.35
Equity to assets at end of period	12.00	11.53
Earning assets to interest-bearing liabilities	132.74	127.62
Interest rate spread (3)	3.41	3.43
Net interest margin (TE) (3) (4)	3.54	3.54
Non-interest expense to average assets	3.39	3.25
Efficiency ratio (5)	76.22	76.55
Tangible efficiency ratio (TE) (Non-GAAP) (4) (5)	74.23	73.72
Common stock dividend payout ratio	51.66	45.73
Asset Quality Data
Nonperforming assets to total assets at end of period (6)	1.41%	2.39%
Allowance for credit losses to non-performing loans at end of period (6)	70.22	63.27
Allowance for credit losses to total loans at end of period	1.10	1.52
Consolidated Capital Ratios
Tier 1 leverage capital ratio	9.04%	9.61%
Common Equity Tier 1 (CET1)	9.79	N/A
Tier 1 risk-based capital ratio	10.19	11.44
Total risk-based capital ratio	11.62	12.68

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.
(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable. See Table 20 for non-gaap reconciliations.
(3)	Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average net earning assets.
(4)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(5)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.
(6)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and repossessed assets.

Net Interest Income/Net Interest Margin

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The

Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.41% and 3.43%, during the three months ended March 31, 2015 and 2014, respectively. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.54% for both periods.

The following table sets forth information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in non-earning assets.

TABLE 3 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Three Months Ended March 31
	2015			2014
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Income/Expense (2)	Rate	Balance	Income/Expense (2)	Rate
Earning Assets:
Loans (1):
Commercial loans	$7,873,270	$83,644	4.31%	$6,890,648	$85,931	5.07%
Mortgage loans	1,098,962	13,595	4.95	595,275	8,763	5.89
Consumer and other loans	2,579,786	32,952	5.18	2,065,441	26,460	5.20

Total loans	11,552,018	130,191	4.57	9,551,364	121,154	5.15
Loans held for sale	133,238	1,515	4.55	96,019	885	3.69
Investment securities	2,306,778	12,097	2.22	2,113,424	10,917	2.22
FDIC loss share receivable	66,165	(6,013)	(36.35)	154,634	(19,264)	(49.83)
Other earning assets	398,692	795	0.81	172,742	540	1.27

Total earning assets	14,456,891	138,585	3.90	12,088,183	114,232	3.87
Allowance for loan losses	(128,519)			(139,726)
Non-earning assets	1,611,113			1,413,780

Total assets	$15,939,485			$13,362,237

Interest-bearing liabilities
Deposits:
NOW accounts	$2,462,232	1,552	0.26	$2,230,744	1,540	0.28
Savings and money market accounts	4,825,917	3,375	0.28	4,296,360	2,708	0.26
Certificates of deposit	2,149,649	4,411	0.83	1,665,943	2,937	0.71

Total interest-bearing deposits	9,437,798	9,338	0.40	8,193,047	7,185	0.36
Short-term borrowings	747,041	363	0.19	584,489	242	0.17
Long-term debt	423,495	3,080	2.91	280,229	2,397	3.42

Total interest-bearing liabilities	10,608,334	12,781	0.49	9,057,765	9,824	0.44

Non-interest-bearing demand deposits	3,308,604			2,623,075
Non-interest-bearing liabilities	135,461			125,072

Total liabilities	14,052,399			11,805,912
Shareholders’ equity	1,887,086			1,556,325

Total liabiities and shareholders’ equity	$15,939,485			$13,362,237

Net earning assets	$3,848,557			$3,030,418

Net interest income / Net interest spread		$125,804	3.41%		$104,408	3.43%

Net interest income (TE) / Net interest margin (TE) (3)		$127,844	3.54%		$106,637	3.54%

(1)	Total loans include nonaccrual loans for all periods presented.
(2)	Interest income includes loan fees of $0.6 million for both three-month periods ended March 31, 2015 and 2014, respectively.
(3)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

Net interest income increased $21 million to $126 million in the first quarter of 2015 when compared to the same period in 2014. The improvement in net interest income was the result of a $2.4 billion, or 20%, increase in average earning assets and a three basis point improvement in earning asset yield. These improvements were offset by a $1.6 billion, or 17%, increase in the average balance of interest-bearing liabilities and a five basis point increase in the average cost of interest-bearing liabilities. The average balance sheet growth over the past twelve months is primarily a result of acquisitions, although the Company has also experienced modest organic growth in its legacy loan portfolio and deposits.

Average loans made up 80% and 79% of average earning assets in the first quarters of 2015 and 2014, respectively. Average loans increased $2.0 billion, or 21%, from 2014 to 2015 as a result of loan growth in the legacy and non-covered acquired loan portfolios. Investment securities made up 16% of average earning assets during the current quarter, compared to 17% during the same period of 2014.

Average interest-bearing deposits made up 89% of average interest-bearing liabilities during the first quarter of 2015, consistent with the first quarter of 2014. Average short-term borrowings and long-term debt made up 7% and 4% of average interest-bearing liabilities, respectively, in the first three months of 2015, compared to 6% and 3%, respectively, for the first three months of 2014.

The three basis point increase in yield on total earning assets between 2014 and 2015 was driven by a decrease in amortization of the Company’s FDIC loss share receivable (which results in a negative yield for this asset), offset by a decrease in the yield on legacy loans (within loans held for investment) and other earning assets. The decrease in amortization on the loss share receivables is the result of the contractual expiration of loss share coverage on three loss share receivables in the second half of 2014.

The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolios, for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.

TABLE 4 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended March 31
	2015		2014
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield
Legacy loans	$9,734,053	3.90%	$8,324,912	4.06%
Acquired loans	1,558,454	6.91	534,992	8.23

Non-covered loans	11,292,507	4.32	8,859,904	4.38
Covered loans	259,511	14.06	691,460	15.00
FDIC loss share receivables	66,165	(36.35)	154,634	(49.83)

Covered loans, net of FDIC loss share receivables	325,676	3.82	846,094	3.18

Total loans and FDIC loss share receivables	$11,618,183	4.33%	$9,705,998	4.27%

Provision for Credit Losses

On a consolidated basis, the Company recorded a provision for loan losses of $5.3 million for the three months ended March 31, 2015, a $3.2 million increase from the provision recorded for the same period of 2014. The Company also recorded a provision for unfunded lending commitments of $1.0 million during the current quarter, included in “Credit and other loan-related expense” in the Company’s consolidated statements of comprehensive income. As a result, the Company’s total provision for credit losses was $6.4 million in the first quarter of 2015, $4 million, or 158%, above the provision recorded in the first three months of 2014. The Company’s total provision for the first quarter of 2015 included a $1.2 million provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) and a $4.2 million provision on legacy loans. Approximately $1.3 million of the $4.2 million provision recorded on legacy loans during the first quarter of 2015 was energy-related and the remainder related to general loan growth. Annualized net charge-offs to average loans in the legacy portfolio were 0.06% as of March 31, 2015, compared to 0.06% as of December 31, 2014 and 0.05% as of March 31, 2014.

See the Asset Quality section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income

The Company’s operating results for the three months ended March 31, 2015 included non-interest income of $49 million compared to $36 million for the same period of 2014. The increase in non-interest income was primarily a result of increases in mortgage income and service charges on deposit accounts. Income diversification has been a focus of management in response to a challenging interest rate environment. As a result, the Company has continued to increase its investments in its wealth management, trust, and brokerage businesses. Non-interest income as a percentage of total gross revenue (defined as total interest and dividend income and non-interest income) in the first three months of 2015 was 26% compared to 24% of total gross revenue in the first quarter of 2014.

In the first three months of 2015, mortgage production increased due to the combination of a favorable rate environment and improved recruiting in key markets, which resulted in a $7.9 million increase in mortgage income over the first quarter of 2014. In the first quarter of 2015, the Company originated $496 million in mortgage loans, up $178 million, or 56%, from the year-ago quarter. The Company sold $456 million in mortgage loans, up $136 million, or 43% from the first quarter of 2014. Overall, the volume of the locked pipeline drove an increase of $4.1 million in mortgage income.

Service charges on deposit accounts increased $2.3 million in the first three months of 2015 over the first quarter of 2014 due primarily to an increase in customers as a result of the Teche, First Private, and Florida Bank Group acquisitions in the past twelve months.

Other fluctuations in non-interest income included modest increases in ATM/debit card fee income, title revenue, and gain on sale of available for sale investments, offset partially by a decrease in BOLI income.

Non-interest Expense

The Company’s results for the first quarter of 2015 include non-interest expense of $133.2 million, an increase of $25.9 million, or 24%, over the same period of 2014. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s continued focus on growth through acquisitions, product expansion, and operational investments have caused related increases in several components of non-interest expense.

The increase in non-interest expense in the current quarter was primarily a result of merger-related expenses and conversion costs associated with the Company’s acquisitions of Florida Bank Group and Old Florida. Excluding merger-related and other non-operating expenses, non-interest expense would have increased $17.4 million. For the quarter, the Company’s efficiency ratio was 76.2%, but excluding non-operating income and expenses, the Company’s operating efficiency ratio would have been 70.5%, compared to 76.2% in the first quarter of 2014.

Salaries and employee benefits increased $12.8 million in the first quarter of 2015 when compared to the same period in 2014, primarily the result of increased staffing due to the growth of the Company. The Company completed four acquisitions since March 31, 2014 and had 2,883 full-time equivalent employees at the end of the first quarter of 2015, an increase of 307, or 12%, from the end of the first quarter of 2014.

Net occupancy and equipment expenses were up $2.3 million from the first quarter of 2014, primarily due to merger-related expenses, as the Company incurred lease termination, signage, and other expenses directly related to the Company’s two acquisitions in the current quarter. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes.

Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $11.1 million and $8.4 million, equating to an effective income tax rate of 30.6% and 27.4%, respectively.

The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. In the current quarter, the effective tax rate was negatively impacted by the increase in pre-tax income and the adoption of a new accounting standard that requires investments in affordable housing projects be amortized into income tax expense as an offset to the income tax credits received from those investments.

FINANCIAL CONDITION

Earning Assets

Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. As a result of both acquired assets and organic growth, earning assets increased $2.1 billion, or 14.7%, since December 31, 2014.

The following discussion highlights the Company’s major categories of earning assets.

Loans

The Company’s total loan portfolio increased $1.4 billion, or 13%, to $12.9 billion at March 31, 2015, which was driven by legacy loan growth of $180.7 million and acquired loans from Florida Bank Group and Old Florida of $1.4 billion, offset slightly by a $193.4 million, or 44%, decrease in covered loans. By loan type, the increase was primarily driven by commercial loan growth of $1.1 billion during the first three months of 2015, 14% higher than at the end of 2014.

The major categories of loans outstanding at March 31, 2015 and December 31, 2014 are presented in the following tables, segregated into covered, acquired non-covered and legacy loans.

TABLE 5 – SUMMARY OF LOANS

	March 31, 2015
	Commercial		Residential Mortgage		Consumer and Other
(Dollars in thousands)	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered	$25,508	$12,132	$131,767	$—	$—	$81,058	$547	$108	$251,120
Acquired Non-Covered	1,299,564	461,595	478,704	—	272	441,640	—	91,150	2,772,925

Total Acquired	1,325,072	473,727	610,471	—	272	522,698	547	91,258	3,024,045
Legacy	3,832,598	3,278,266	490,699	63,116	367,077	1,335,390	72,164	410,106	9,849,416

Total	$5,157,670	$3,751,993	$1,101,170	$63,116	$367,349	$1,858,088	$72,711	$501,364	$12,873,461

	December 31, 2014
	Commercial		Residential Mortgage		Consumer and Other
(Dollars in thousands)	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered	$189,126	$31,260	$128,024	$—	$—	$92,430	$648	$3,056	$444,544
Acquired Non-Covered	497,949	93,549	424,579	—	392	217,699	—	93,618	1,327,786

Total Acquired	687,075	124,809	552,603	—	392	310,129	648	96,674	1,772,330
Legacy	3,718,058	3,284,140	495,638	32,056	396,766	1,290,976	72,745	378,335	9,668,714

Total	$4,405,133	$3,408,949	$1,048,241	$32,056	$397,158	$1,601,105	$73,393	$475,009	$11,441,044

Loan Portfolio Components

The Company’s loan to deposit ratio at March 31, 2015 and December 31, 2014 was 87.8% and 91.4%, respectively. The percentage of fixed rate loans to total loans was 49% at both March 31, 2015 and December 31, 2014. The discussion below highlights activity by major loan type.

Commercial Loans

Total commercial loans increased $1.1 billion, or 14%, from December 31, 2014, with $1.3 billion, or 17%, in non-covered loan growth and a decrease in covered commercial loans of $183 million, or 83%. During the first three months of 2015, the Company’s non-covered acquired commercial loans increased $1.2 billion on a net basis primarily related to acquired commercial loans from Florida Bank and Old Florida, as well as the movement of certain covered loans to non-covered acquired loans upon expiration of their loss share coverage period. Legacy commercial loan growth during the first three months of 2015 totaled $109 million. The Company continued to attract and retain commercial customers as commercial loans were 69.2% of the total loan portfolio at March 31, 2015, compared to 68.3% at December 31, 2014. Unfunded commitments on commercial loans were $2.7 billion at March 31, 2015, an increase of $100 million, or 3.6%, when compared to year-end 2014.

Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues generated from the business of the borrower. Commercial real estate loans increased $752.5 million, or 17%, during the first quarter of 2015, driven by an increase in non-covered commercial real estate loans of $916.2 million offset by a decrease of $163.6 million in covered loans. At March 31, 2015, commercial real estate loans totaled $5.2 billion, or 40% of the total loan portfolio, compared to 38.5% at December 31, 2014. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.

Commercial business loans represent loans to commercial customers to finance general working capital needs, equipment purchases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans. As of March 31, 2015, commercial loans not secured by real estate totaled $3.8 billion, or 29% of the total loan portfolio. This represents a $343.0 million, or 10%, increase from December 31, 2014.

The following table details the Company’s commercial loans by state.

TABLE 6 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
March 31, 2015
Covered	$—	$37,640	$—	$—	$—	$—	$37,640
Non-Covered Acquired	314,962	1,337,461	33,516	49,889	—	25,331	1,761,159
Legacy	3,016,166	371,115	945,803	1,644,785	641,354	491,641	7,110,864

Total	$3,331,128	$1,746,216	$979,319	$1,694,674	$641,354	$516,972	$8,909,663

December 31, 2014
Covered	$—	$220,386	$—	$—	$—	$—	$220,386
Non-Covered Acquired	351,148	128,582	33,845	52,438	—	25,485	591,498
Legacy	3,015,447	342,246	901,705	1,633,162	676,691	432,947	7,002,198

Total	$3,366,595	$691,214	$935,550	$1,685,600	$676,691	$458,432	$7,814,082

Energy-related Loans

The Company’s loan portfolio includes energy-related loans totaling $819 million outstanding at March 31, 2015, or 6% of total loans, compared to $880 million at December 31, 2014, a decrease of $61 million, or 7%. At March 31, 2015, exploration and production (“E&P”) loans accounted for 52% of energy-related loans and 54% of energy-related commitments. Midstream companies accounted for 17% of both energy-related loans and commitments, while service company loans totaled 31% of energy-related loans and 29% of energy commitments.

As a result of the significant decline in energy commodity prices toward the end of 2014, the Company continues to assess its exposure to the energy industry and continues to take steps to identify the risk the decline in energy prices has on both the asset quality of its energy lending portfolio, as well as the asset quality of the Company’s clients in its markets with higher exposure to these declines, including Houston, Texas, Southwest Louisiana, and Acadiana.

Generally, service companies are the most affected by fluctuations in commodity prices, while midstream companies are least affected. Based on the composition of its portfolio at March 31, 2015, the Company believes most of its exposure is in areas of lower credit risk. The Company believes it has generally lent to borrowers in the energy industry that are neither heavily leveraged nor lack either liquidity or guarantor support. Further, the Company’s borrowers participate in a broadly diversified set of basins and a variety of oil and gas related activities.

The Company will continue to monitor its exposure to change in energy commodity prices and manage its risks throughout 2015.

Mortgage Loans

Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of 1-4 family mortgage loans secured by properties located in its market areas and originated under terms and documentation that permit their sale in the secondary market. Larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan-to-value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. In the third quarter of 2012, the Company began to invest in loans that would be considered subprime (e.g., loans with a FICO score of less than 620) in order to facilitate compliance with relevant Community Reinvestment Act regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, in 2015, albeit up to a limited amount. The Company did not make a significant investment in subprime loans during the first quarter of 2015. At March 31, 2015, the Company had $116.4 million in subprime mortgage loans.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $84.0 million, or 8% compared to December 31, 2014, the result of private banking originations and acquired mortgage loans.

Consumer and Credit Card Loans

The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At March 31, 2015, $2.8 billion, or 22%, of the total loan portfolio was comprised of consumer loans, compared to $2.5 billion, or 22%, at the end of 2014. Total consumer loans increased from December 31, 2014, primarily due to growth in home equity loans and lines of credit of $257 million.

In January 2015, the Company announced it would exit the indirect automobile lending business. The Company concluded compliance risk associated with these loans had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At March 31, 2015, indirect automobile loans totaled $367.3 million, less than 3% of the total loan portfolio. Based on current amortization rates and expected maturities, the vast majority of these loans will be exited within four years.

The remainder of the consumer loan portfolio at March 31, 2015 consisted of credit card loans, direct automobile loans and other personal loans, and comprised 4% of the overall loan portfolio.

Overall, the composition of the Company’s loan portfolio as of March 31, 2015 is consistent with the composition as of December 31, 2014.

Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 8, unscoreable consumer loans have been included with loans with FICO scores below 660. FICO scores reflect information available as of the Company’s most recent update.

TABLE 7 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Other	Total
March 31, 2015
Covered	$—	$76,798	$4,915	$—	$—	$—	$81,713
Non-Covered Acquired	173,258	275,601	388	65,967	—	17,848	533,062
Legacy	952,558	168,603	232,071	90,271	229,208	512,026	2,184,737

Total	$1,125,816	$521,002	$237,374	$156,238	$229,208	$529,874	$2,799,512

December 31, 2014
Covered	$—	$90,908	$5,226	$—	$—	$—	$96,134
Non-Covered Acquired	186,147	30,671	830	75,473	—	18,588	311,709
Legacy	924,255	146,979	229,290	84,087	224,605	529,606	2,138,822

Total	$1,110,402	$268,558	$235,346	$159,560	$224,605	$548,194	$2,546,665

TABLE 8 – CONSUMER LOANS BY FICO SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
March 31, 2015
Covered	$36,948	$24,244	$44,209	$(23,688)	$81,713
Non-Covered Acquired	270,661	71,572	205,696	(14,867)	533,062
Legacy	389,813	557,877	1,237,047	—	2,184,737

Total	$697,422	$653,693	$1,486,952	$(38,555)	$2,799,512

December 31, 2014
Covered	$43,005	$23,496	$50,522	$(20,889)	$96,134
Non-Covered Acquired	55,757	70,672	197,956	(12,676)	311,709
Legacy	405,243	538,361	1,195,218	—	2,138,822

Total	$504,005	$632,529	$1,443,696	$(33,565)	$2,546,665

Mortgage Loans Held for Sale

Loans held for sale increased $75.0 million, or 54%, to $215.0 million at March 31, 2015 compared to year-end 2014. The increase in the balance during the first three months of 2015 was a result of an increase in origination activity during the current quarter despite a slowdown of refinance activities. Thus far in 2015, the Company has originated $495.9 million in mortgage loans, offset by sales of $456.3 million.

Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At March 31, 2015, mortgage loans held for sale subject to repurchase were immaterial. The Company has recorded a reserve of $0.8 million for potential repurchases at March 31, 2015. An insignificant number of loans have been returned to the Company.

Asset Quality

Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Selected asset quality measures and related discussion follow in Tables 9 through 13.

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

The asset quality of residential mortgage loans and other consumer loans are generally classified and monitored based on days-past-due status.

Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as OREO, and is recorded at the lesser of the related loan balance (the pro-rata carrying value for acquired loans) or estimated fair value less estimated costs to sell.

Under GAAP, certain loan modifications or restructurings are designated as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions.

Non-performing Assets

The Company defines nonperforming assets as nonaccrual loans, accruing loans more than 90 days past due, OREO and foreclosed property.

Covered loans represent loans acquired through failed bank acquisitions and continue to be covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. In addition to covered loans, the Company also accounts for loans formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as purchased impaired loans.

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

TABLE 9 – NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (LEGACY)

(Dollars in thousands)	March 31, 2015	December 31, 2014	Increase (Decrease)
Non-accrual loans:
Commercial and business banking	$31,482	$9,980	$21,502	215.5%
Mortgage	15,148	14,363	785	5.5
Consumer and credit card	13,434	10,627	2,807	26.4

Total non-accrual loans	60,064	34,970	25,094	71.8
Accruing loans 90 days or more past due	239	754	(515)	(68.3)

Total non-performing loans (1)	60,303	35,724	24,579	68.8
OREO and foreclosed property (2)	21,654	21,243	411	1.9

Total non-performing assets (1)	81,957	56,967	24,990	43.9
Troubled debt restructuring in compliance with modified terms (3)	1,386	1,430	(44)	(3.1)

Total non-performing assets and troubled debt restructurings (1)	$83,343	$58,397	$24,946	42.7%

Non-performing loans to total loans (1) (4)	0.61%	0.37%
Non-performing assets to total assets (1) (4)	0.55%	0.41%
Non-performing assets and troubled debt restructurings to total assets (1) (4)	0.56%	0.42%
Allowance for credit losses to non-performing loans (4) (5)	151.94%	246.26%
Allowance for credit losses to total loans (4) (5)	0.93%	0.91%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.
(2)	OREO and foreclosed property at March 31, 2015 and December 31, 2014 include $13.6 million and $11.6 million, respectively, of former bank properties held for development or resale.
(3)	Troubled debt restructurings in compliance with modified terms for March 31, 2015 and December 31, 2014 do not include $17.0 million and $2.2 million, respectively, in troubled debt restructurings included in total non-accrual loans above.
(4)	Total loans, total non-performing loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.
(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.

Non-performing legacy loans were 0.61% of total legacy loans at March 31, 2015, 24 basis points higher than at December 31, 2014. Legacy non-performing assets were 0.55% of total legacy assets at March 31, 2015, 14 basis points higher than at December 31, 2014. The increase in legacy non-performing assets this quarter was due primarily to two legacy relationships totaling $24 million that moved to non-accrual status. The Company believes these loan relationships are well-secured and sufficiently reserved to address credit concerns. The Company’s reserve for credit losses as a percentage of legacy loans increased two basis points from 0.91% at December 31, 2014 to 0.93% at March 31, 2015.

The Company had gross charge-offs on legacy loans of $2.7 million during the three months ended March 31, 2015. Offsetting these charge-offs were recoveries of $1.1 million. As a result, net charge-offs on legacy loans for the first quarter of 2015 were $1.6 million, or 0.06% of average loans, as compared to net charge-offs of $1.0 million, or 0.05%, for the first quarter of 2014.

At March 31, 2015, excluding loans covered by the FDIC loss share agreements (see “Covered Loans” below), the Company had $148.8 million of assets classified as substandard, $4.9 million of assets classified as doubtful, and $34,000 in assets classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified assets was 0.85% of total assets, 1.19% of total loans, and 1.22% of non-covered loans. At December 31, 2014, classified assets totaled $112.2 million, or 0.71% of total assets, 0.98% of total loans, and 1.02% of non-covered loans. As with non-classified assets, a reserve for credit losses has been recorded for all substandard loans at March 31, 2015 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $100.2 million of loans classified as special mention at March 31, 2015, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as nonperforming. Special mention loans increased $26.1 million, or 35%, from December 31, 2014, and is attributable primarily to acquisitions and organic loan growth.

Past Due Loans

Past due status is based on the contractual terms of loans. The majority of the Company’s non-covered portfolio exhibited an improvement in past due status from the end of the previous year.

At March 31, 2015, total past due non-covered loans were 1.45% of total loans, an increase of 27 basis points from December 31, 2014. Including covered loans, total past due loans were 1.80% of total loans before discount adjustments at March 31, 2015 and 1.92% at December 31, 2014. Additional information on non-covered past due loans is presented in the following table.

TABLE 10 – PAST DUE NON-COVERED LOAN SEGREGATION

	March 31, 2015
	Legacy		Acquired		Total Non-covered
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$15,449	0.16%	$8,186	0.29%	$23,635	0.19%
60-89 days past due	2,156	0.02	3,771	0.13	5,927	0.05
90-119 days past due	—	—	5,403	0.19	5,403	0.04
120 days past due or more	239	—	—	—	239	—

	17,844	0.18	17,360	0.61	35,204	0.28
Non-accrual loans (1)	60,064	0.61	88,614	3.11	148,678	1.17

Total past due loans	$77,908	0.79%	$105,974	3.72%	$183,882	1.45%

	December 31, 2014
	Legacy		Acquired		Total Non-covered
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$23,365	0.24%	$11,537	0.83%	$34,902	0.32%
60-89 days past due	6,202	0.06	3,848	0.28	10,050	0.09
90-119 days past due	738	0.01	567	0.04	1,305	0.01
120 days past due or more	16	—	19	—	35	—

	30,321	0.31	15,971	1.15	46,292	0.42
Non-accrual loans (1)	34,970	0.36	48,885	3.51	83,855	0.76

Total past due loans	$65,291	0.67%	$64,856	4.66%	$130,147	1.18%

(1)	The acquired loans balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of non-accrual loans.

Total non-covered past due loans increased $53.7 million from December 31, 2014 to $183.9 million at March 31, 2015. The change was due to increases in total non-accrual loans of $64.8 million and accruing loans past due 90 days or more of $4.3 million offset by a decrease of $15.4 million of loans past due 30-89 days. Total non-covered past due loans at March 31, 2015 include $12.9 million in past due loans acquired from Old Florida.

Total legacy loans past due increased $12.6 million, or 19%, from December 31, 2014. The change was due primarily to an increase in legacy non-accrual loans of $25.1 million offset by decreases of $7.9 million of loans 30-59 days past due and $4.0 million of loans 60-89 days past due. The increase in legacy non-accrual loans was due primarily to two relationships totaling $24.0 million that moved to non-accrual status during the first quarter of 2015.

Total acquired loans past due increased $41.1 million or 63%, from December 31, 2014 to $106.0 million. The change was primarily attributable to an increase of $39.7 million in non-accrual loans related to the movement of certain covered non-single family loans to non-covered acquired loans after the expiration of their loss share agreements in 2015.

Covered Loans

The loans and foreclosed real estate that were acquired in the Orion, CSB, Century, and Sterling acquisitions in 2009 and 2010 are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. As a result of the loss protection provided by the FDIC, the risk of loss on the acquired loans and foreclosed real estate can be significantly different from those assets not covered under the loss share agreements.

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

TABLE 11 – PAST DUE COVERED LOAN SEGREGATION

	March 31, 2015		December 31, 2014
		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$2,750	0.86%	$3,277	0.63%
60-89 days past due	520	0.16	2,912	0.56
90-119 days past due	—	—	368	0.07

Total accruing loans	3,270	1.02	6,557	1.27
Non-accrual loans (1)	46,694	14.53	85,831	16.61

Total past due loans	$49,964	15.55%	$92,388	17.88%

(1)	This amount represents the outstanding balance of covered loans that would otherwise meet the Company’s definition of non-accrual loans.

Covered loans past due at March 31, 2015 totaled $50.0 million before discounts, a decrease of $42.4 million, or 46%, from December 31, 2014. The decrease is consistent with not only the overall decrease in the covered loan portfolio due to the expiration of certain loss share coverage agreements, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due covered loans at March 31, 2015 included $46.7 million in loans that would otherwise meet the Company’s definition of non-accrual loans and $3.3 million in accruing loans past due, all of which were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.

Of the $42.4 million decrease in covered loans past due, loans past due 30 to 89 days decreased $2.9 million, or 47%, while non-performing loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of non-accrual loans) decreased $39.5 million, or 46%. These decreases were primarily a result of loan payments during the current quarter, but also include the movement of certain non-single family loans to non-covered acquired loans after the expiration of their loss sharing agreements in 2015.

Of the $262.5 million in covered assets at March 31, 2015, $20.3 million will lose loss share coverage by December 31, 2015. The following table provides additional information on the covered assets losing loss share coverage as of January 1, 2016. When the coverage period ends, these assets will be included in asset quality information presented in Table 10 above as part of the non-covered acquired loans.

TABLE 12 – COVERED ASSETS BY LOSS SHARE COVERAGE PERIOD

(Dollars in thousands)	Non-Single Family Residential Loans (Losing Loss Share Coverage within 12 months)	Single Family Residential Loans (Losing Loss Share Coverage 10 years from Date of Acquisition)
Loans, net	$16,647	$234,473
Other real estate owned	3,639	7,736
Allowance for loan losses	(1,492)	(12,638)

Nonaccrual loans	$17	$46,657
Foreclosed assets	—	—
Other real estate owned	3,639	7,736
Accruing loans more than 90 days past due	—	—

Nonperforming assets	$3,656	$54,393

Total past due loans	$17	$49,922
NPAs/(Loans + OREO)	18.02%	22.46%
(Past Dues & Nonaccruals)/Loans	0.10%	21.29%

Allowance for Credit Losses

During the first quarter of 2015, the Company did not substantively change any material aspect of its overall approach in the determination of the allowance for credit losses and there have been no material changes in assumptions or estimation techniques as compared to December 31, 2014. See the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

The manner in which the allowance for credit losses is determined is based on the accounting method applied to the underlying loans. The Company delineates between loans accounted for under the contractual yield method, primarily legacy loans, and loans accounted for as purchased impaired loans.

Legacy Loans

Legacy loans represent loans accounted for under the contractual yield method. The Company’s legacy loans include loans originated by the Company.

Acquired Loans

Acquired loans, which include covered loans and certain non-covered loans, represent loans acquired by the Company that are accounted for in accordance with either ASC 310-20 or ASC 310-30.

Loans acquired in business combinations were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

At March 31, 2015, the Company had an allowance for credit losses of $14.1 million to reserve for probable losses currently in the covered loan portfolio and $35.4 million to reserve for probable losses currently in the acquired loan portfolio that have arisen after the losses estimated at the respective acquisition dates. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at March 31, 2015 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.

The allowance for credit losses was $141.2 million at March 31, 2015, or 1.10% of total loans, $0.8 million lower than at December 31, 2014. The allowance for credit losses as a percentage of loans was 1.24% at December 31, 2014.

The decrease in the allowance was primarily related to a decrease in reserves on the covered portfolio. The allowance for credit losses on the covered portion of the loan portfolio decreased $1.9 million excluding the movement of allowance attributable to assets no longer covered under loss sharing agreements. The decrease was primarily due to a change in expected cash flows on certain of the acquired loan pools during the first quarter of 2015. The reserve was adjusted during 2014 to cover the expected losses in these pools.

The allowance for credit losses on the legacy portfolio increased $3.6 million, or 4%, since December 31, 2014, primarily a result of $180.7 million in legacy loan growth in the first three months of 2015. Legacy non-accrual and classified loans increased during the first quarter of 2015 by $25.1 million and $9.3 million, respectively, when compared to year-end 2014.

At March 31, 2015 and December 31, 2014, excluding the acquired loan portfolios, the allowance for loan losses covered non-performing loans 1.3 times and 2.1 times, respectively. Including acquired non-covered loans, the allowance for loan losses covered 67% and 66% of total past due and non-accrual loans at March 31, 2015 and December 31, 2014.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.

TABLE 13 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	March 31, 2015				March 31, 2014
	Non-covered loans				Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$76,174	$9,193	$44,764	$130,131	$67,342	$4,557	$71,175	$143,074
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	4,177	1,018	(1,702)	3,493	1,996	(1,235)	(3,534)	(2,773)
Adjustment attributable to FDIC loss share arrangements	—	—	1,852	1,852	—	—	4,876	4,876

Net (reversal of) provision for loan losses	4,177	1,018	150	5,345	1,996	(1,235)	1,342	2,103
Adjustment attributable to FDIC loss share arrangements	—	—	(1,852)	(1,852)	—	—	(4,876)	(4,876)
Transfer of balance to OREO	—	5	(31)	(26)	—	(382)	(4,549)	(4,931)
Transfer of balance to non-covered	—	28,700	(28,700)	—	—	—	—	—
Loans charged-off	(2,669)	(3,650)	(209)	(6,528)	(2,544)	(34)	—	(2,578)
Recoveries	1,091	144	8	1,243	1,530	242	38	1,810

Allowance for loans losses at end of period	78,773	35,410	14,130	128,313	68,324	3,148	63,130	134,602
Reserve for unfunded commitments at beginning of period	11,801	—	—	11,801	11,147	—	—	11,147
Provision for unfunded lending commitments	1,048	—	—	1,048	372	—	—	372

Reserve for unfunded commitments at end of period	12,849	—	—	12,849	11,519	—	—	11,519

Allowane for credit losses at end of period	$91,622	$35,410	$14,130	$141,162	$79,843	$3,148	$63,130	$146,121

FDIC Loss Share Receivable

As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable decreased $8.6 million, or 12%, from $69.6 million at December 31, 2014 to $61.0 million at March 31, 2015. The decrease is due to amortization of $6.0 million, impairment recorded through the loan loss provision due to changes in the timing of estimated cash flows on covered loans of $1.9 million, and OREO cash flow improvements of $0.7 million. See Note 7 to the consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.

Investment Securities

Investment securities increased by $180.2 million, or 8%, since December 31, 2014 to $2.5 billion at March 31, 2015 due to both acquired investment securities and open-market security purchases. Investment securities approximated 14% of total assets at March 31, 2015 and December 31, 2014. Investment securities were 16% of average earnings assets in the current quarter and 17% in the first quarter of 2014.

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At March 31, 2015, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.

The Company assesses the nature of the losses in its investment portfolio at least quarterly to determine if there are losses that are deemed other-than-temporary. Based on its analysis, the Company concluded no declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at March 31, 2015 and December 31, 2014. Note 4 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current Federal Reserve and FHLB discount rate. The balance in interest-bearing deposits at other institutions of $696.0 million at March 31, 2015 increased $399.9 million, or 135%, from December 31, 2014. The primary cause was the Company’s increase in deposits as a result of the Florida Bank and Old Florida acquisitions. The Company’s cash activity is further discussed in the “Liquidity” section below.

FUNDING SOURCES

Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Short-term and long-term borrowings have become an important funding source as the Company has grown. Other funding sources include junior subordinated debt and shareholders’ equity. Refer to the “Liquidity” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of 2015.

Deposits

The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first three months of 2015, total deposits increased $2.1 billion, or 17%, totaling $14.7 billion at March 31, 2015. Total non-interest-bearing deposits increased $668.4 million, or 21%, and interest-bearing deposits increased $1.5 billion, or 16%, from December 31, 2014. Acquired deposits of $1.8 billion from Florida Bank Group and Old Florida accounted for the majority of the increase from year-end 2014, while $365.7 million, or 17% of the total growth from December 31, 2014, was a result of organic deposit growth.

The following table sets forth the composition of the Company’s deposits as of the dates indicated:

TABLE 14 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	March 31, 2015		December 31, 2014		$ Change	% Change
Non-interest-bearing deposits	$3,863,869	26%	$3,195,430	26%	$668,439	21%
NOW accounts	2,729,791	19	2,462,841	20	266,950	11%
Money market accounts	5,067,462	35	4,168,504	33	898,958	22%
Savings accounts	728,981	5	577,513	4	151,468	26%
Certificates of deposit	2,277,970	15	2,116,237	17	161,733	8%

Total deposits	$14,668,073	100%	$12,520,525	100%	$2,147,548	17%

From a market perspective, total deposit growth (excluding acquired deposits) was seen primarily in the Naples, Little Rock, Birmingham and Dallas markets. Naples’ customer deposits increased $71.0 million, or 9%, during the first three months of 2015, while total deposits in the Little Rock market increased $68.8 million, or 13%, since the end of 2014. Birmingham had quarter-to-date customer deposit growth of $64.4 million, or 13%. The Dallas market experienced total customer deposit growth of $45.0 million, or 62%.

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

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.65%. The following table details the average and ending balances of repurchase transactions as of and for the three months ending March 31:

TABLE 15 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2015	2014
Average balance	$263,628	$299,106
Ending balance	252,602	283,086

Total short-term borrowings decreased $240.8 million, or 28%, from December 31, 2014, to $604.9 million at March 31, 2015, a result of a decrease of $250.7 million in FHLB advances outstanding offset by an increase of $9.9 million in repurchase agreements. On an average basis, short-term borrowings increased $33.7 million, or 5%, from the fourth quarter of 2014. The increase in the average outstanding balance was largely due to additional FHLB advances borrowed during the quarter.

Total short-term borrowings were 4% of total liabilities and 57% of total borrowings at March 31, 2015 compared to 6% and 68%, respectively, at December 31, 2014. On an average basis, short-term borrowings were 5% of total liabilities and 64% of total borrowings in the first quarter of 2015, compared to 5% and 68%, respectively, during the same period of 2014.

The weighted average rate paid on short-term borrowings was 0.19% during the first three months of 2015, up two basis points compared to 0.17% in the first three months of 2014.

Long-term Debt

On average, long-term debt increased to $423.5 million in the first quarter of 2015, $143.3 million, or 51%, higher than for the first three months of 2014. Average long-term debt was 3% of total liabilities during the current quarter, compared to 2% during the first quarter of 2014. On a period-end basis, long-term debt was 3% of total liabilities at March 31, 2015 and December 31, 2014.

Long-term debt at March 31, 2015 included $268.3 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $111.9 million of the Company’s junior subordinated debt, and $80.7 million in notes payable on investments in new market tax credit entities. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.

CAPITAL RESOURCES

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The FRB imposes similar capital regulations on bank holding companies. Compliance with bank and bank holding company regulatory capital requirements, which include leverage and risk-based capital guidelines, are monitored by the Company on an ongoing basis. Under the risk-based capital method, a risk weight is assigned to balance sheet and off-balance sheet items based on regulatory guidelines.

At March 31, 2015 and December 31, 2014, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.

TABLE 16 – REGULATORY CAPITAL RATIOS

	Well-Capitalized	March 31, 2015	December 31, 2014
IBERIABANK Corporation	Minimums	Actual	Actual
Tier 1 Leverage	N/A	9.04%	9.36%
Common Equity Tier 1 (CET1)	N/A	9.79	N/A
Tier 1 risk-based capital	N/A	10.19	11.18
Total risk-based capital	N/A	11.62	12.31
IBERIABANK
Tier 1 Leverage	5.00%	8.47%	8.44%
Common Equity Tier 1 (CET1)	6.50	9.52	N/A
Tier 1 risk-based capital	8.00	9.52	10.08
Total risk-based capital	10.00	10.55	11.21

The decrease in IBERIABANK Corporation’s risk-based capital ratio from December 31, 2014 was due to the full implementation of risk weightings according to BASEL III capital requirements. Also affecting capital ratios at March 31, 2015 was a decrease in covered assets due to the expiration of loss share coverage on January 1, 2015, thereby increasing the risk weighting associated with those assets.

At December 31, 2014, $109 million of the Company’s junior subordinated debt was included as Tier 1 capital in the Company’s risk-based capital ratios above. Effective January 1, 2015, 50% of the Company’s junior subordinated debt was excluded from Tier 1 capital. The remaining 50% will be excluded effective January 1, 2016. The Company’s junior subordinated debt excluded from Tier 1 capital at March 31, 2015 is included as Tier 2 capital, a component of total risk-based capital above.

The application of BASEL III capital requirements combined with the phase-out of the Company’s junior subordinated debt and the expiration of certain FDIC loss share coverage reduced the Company’s consolidated Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio at March 31, 2015 by 32, 99 and 69 basis points, respectively.

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

The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing needs. Certificates of deposit scheduled to mature in one year or less at March 31, 2015 totaled $1.7 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.5 billion in the investment securities portfolio, $1.2 billion is unencumbered and $1.3 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced significant cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.

Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2015, the Company had $620 million of outstanding FHLB advances, $352 million of which was short-term and $268 million was long-term. Additional FHLB advances available at March 31, 2015 amounted to $3.2 billion. At March 31, 2015, the Company also had a $25 million one-year line of credit available with an unaffiliated bank. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130 million in the form of federal funds and other lines of credit. At March 31, 2015, there were no balances outstanding on these lines and all of the funding was available to the Company.

Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at March 31, 2015 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, maturities of investments, deposits, borrowings and capital position.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2015, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

TABLE 17 – INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+ 200	9.5%
+ 100	4.8%
- 100	(2.1)%
- 200	(3.6)%

The influence of using the forward curve as of March 31, 2015 as a basis for projecting the interest rate environment would approximate a 1.0% increase in net interest income. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates and other factors.

The interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities, as well as the establishment of a short-term target rate. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by the market’s expectations for economic growth and inflation, but can also be influenced by FRB purchases and sales and expectations of monetary policy going forward. The Company’s commercial loan portfolio is also impacted by fluctuations in the level of the LIBOR, as a large portion of this portfolio reprices based on this index. The decrease in the federal funds, LIBOR, and U.S. Treasury rates have resulted in compressed net interest margin for the Company, as assets have repriced more quickly than the Company’s liabilities. Although management believes that the Company is not significantly affected by changes in interest rates over an extended period of time, any continued flattening of the yield curve will exert downward pressure on the net interest margin and net interest income. The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.

TABLE 18 – REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	2Q 2015	3Q 2015	4Q 2015	1Q 2016	Total less than one year
Investment securities	$159,928	$76,167	$76,089	$58,944	$371,128
Covered loans	101,179	39,581	41,529	45,954	228,243
Non-covered loans:
Fixed rate loans	448,943	409,250	375,405	346,936	1,580,534
Variable rate loans	5,755,679	84,376	48,721	39,676	5,928,452

Total non-covered loans	6,204,622	493,626	424,126	386,612	7,508,986

Total loans	6,305,801	533,207	465,655	432,566	7,737,229

	$6,465,729	$609,374	$541,744	$491,510	$8,108,357

Note: Amounts exclude the repricing of assets from prior periods, as well as nonaccrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has emphasized the origination of commercial and consumer loans, which typically have shorter terms than residential mortgage loans as well as adjustable or variable rates of interest. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of March 31, 2015, $6.6 billion, or 51%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single borrower or industry segment at March 31, 2015.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At March 31, 2015, 84% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 83% at December 31, 2014. Non-interest-bearing transaction accounts were 26% of total deposits at both March 31, 2015 and December 31, 2014.

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

The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.

TABLE 19 – REPRICING OF LIABILITIES

(Dollars in thousands)	2Q 2015	3Q 2015	4Q 2015	1Q 2016	Total less than one year
Time deposits	$731,947	400,878	328,319	259,209	$1,720,353
Short-term borrowings	544,074	49,300	10,000	—	603,374
Long-term debt	127,031	3,390	1,917	1,939	134,277

	$1,403,052	$453,568	$340,236	$261,148	$2,458,004

Note: Amounts exclude the repricing of liabilities from prior periods.

As part of an overall interest rate risk management strategy, derivative instruments may also be used as an efficient way to modify the repricing or maturity characteristics of on-balance sheet assets and liabilities. Management may from time to time engage in interest rate swaps to effectively manage interest rate risk. The interest rate swaps of the Company would modify net interest sensitivity to levels deemed appropriate.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2015.

Non-GAAP Measures

The discussion and analysis included herein contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that, in management’s opinion can distort period-to-period comparisons of the Company’s performance. Since the presentation of these GAAP performance measures and their impact differ between companies, management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are included in the table below.

TABLE 20 – RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2015			March 31, 2014
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax	Per share (1)	Pre-tax	After-tax	Per share (1)
Net income (loss) (GAAP)	$36,205	$25,126	$0.75	$30,752	$22,336	$0.75
Non-interest expense adjustments:
Merger-related expenses	9,296	6,139	0.18	967	629	0.02
Severance expenses	41	27	—	119	78	—
(Gain) Loss on sale of long-lived assets, net of impairment	579	376	0.01	541	352	0.01
Other non-operating non-interest expense	450	292	0.01	179	116	—

Total non-operating expenses	10,366	6,834	0.21	1,806	1,175	0.03
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(389)	(252)	(0.01)	(1,791)	(1,692)	(0.06)

Operating earnings (non-GAAP)	46,182	31,708	0.95	30,767	21,819	0.73
Provision for covered and acquired loan losses	1,169	760	0.02	108	70	0.00
Other provision for loan losses	4,176	2,715	0.08	1,995	1,297	0.04

Pre-provision operating earnings (non-GAAP)	$51,527	$35,183	$1.05	$32,870	$23,186	$0.78

(1)	Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 in the current period.
(2)	Diluted per share amounts may not appear to foot due to rounding.
(3)	After-tax amounts computed using a marginal tax rate of 35%.

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Net interest income (GAAP)	$125,804	$104,408
Add: Effect of tax benefit on interest income	2,040	2,229

Net interest income (TE) (Non-GAAP)	$127,844	$106,637

Non-interest income (GAAP)	$48,899	$35,681
Add: Effect of tax benefit on non-interest income	588	1,315

Non-interest income (TE) (Non-GAAP)	$49,487	$36,996

Non-interest expense (GAAP)	$133,153	$107,234
Less: Intangible amortization expense	1,525	1,218

Tangible non-interest expense (Non-GAAP)	$131,628	$106,016

Net income (GAAP)	$25,126	$22,336
Add: Effect of intangible amortization, net of tax	991	792

Cash earnings (Non-GAAP)	$26,117	$23,128

Total assets (GAAP)	$18,054,671	$13,550,232
Less: Intangible assets, net	672,120	435,636

Total tangible assets (Non-GAAP)	$17,382,551	$13,114,596

Average assets (Non-GAAP)	$15,939,485	$13,362,237
Less: Average intangible assets, net	554,491	433,274

Total average tangible assets (Non-GAAP)	$15,384,994	$12,928,963

Total shareholders’ equity (GAAP)	$2,167,330	$1,562,497
Less: intangible assets, net	672,120	435,636

Total tangible shareholders’ equity (Non-GAAP)	$1,495,210	$1,126,861

Average shareholders’ equity (Non-GAAP)	$1,887,086	$1,556,325
Less: Average intangible assets, net	554,491	433,274

Average tangible shareholders’ equity (Non-GAAP)	$1,332,595	$1,123,051

Return on average equity (GAAP)	5.40%	5.82%
Add: Effect of intangibles	2.53	2.53

Return on average tangible common equity (Non-GAAP)	7.93%	8.35%

Efficiency ratio (GAAP)	76.2%	76.5%
Less: Effect of tax benefit related to tax-exempt income	1.1	1.8

Efficiency ratio (TE) (Non-GAAP)	75.1	74.7
Less: Effect of amortization of intangibles	0.9	0.9

Tangible efficiency ratio (TE) (Non-GAAP)	74.2%	73.8%

Cash Yield:
Earning assets average balance (GAAP)	$14,456,891	$12,088,181
Add: Adjustments	67,056	16,847

Earning assets average balance, as adjusted (Non-GAAP)	$14,523,947	$12,105,028

Net interest income (TE) (GAAP)	$125,804	$104,408
Add: Adjustments	(8,969)	(2,517)

Net interest income, as adjusted (Non-GAAP)	$116,835	$101,891

Yield, as reported	3.54%	3.54%
Add: Adjustments	(0.30)	(0.09)

Yield, as adjusted (Non-GAAP)	3.24%	3.45%

(1)	Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 in the current period.
(2)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.
(3)	Tangible calculations eliminate the effect of goodwill and acqusition-related intangibles and the corresponding amortization expense on a tax-effected basis were applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Available-for-sale securities
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
Cameron	Cameron Bancshares, Inc.
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
First Private	First Private Holdings, Inc
FHLB	Federal Home Loan Bank
Florida Bank Group	Florida Bank Group, Inc
Florida Gulf	Florida Gulf Bancorp, Inc.
FRB	Board of Governors of the Federal Reserve System
FTC	Florida Trust Company
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commerce	Georgia Commerce Bancshares, Inc.
GSE	Government-sponsored enterprises
HTM	Held-to-maturity
Legacy loans	Loans that were originated directly by the Company
LIBOR	London Interbank Borrowing Offered Rate
MSA	Metropolitan statistical area
Old Florida	Old Florida Bancshares, Inc.
OMNI	Omni Bancshares, Inc.
OREO	Other real estate owned
Parent	IBERIABANK Corporation
RULC	Reserve for unfunded lending commitments
SEC	Securities and Exchange Commission
Teche	Teche Holding Company
TDR	Troubled debt restructuring
Trust One-Memphis	Trust One Bank (Memphis Operations)
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2014 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015. Additional information at March 31, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 – Commitments and Contingencies of Notes to the Unaudited Consolidated Financial Statements which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015.

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

IBERIABANK Corporation

Date: May 8, 2015	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer