Form 10-Q
period 2015-06-30
IBERIABANK CORP
filed 2015-08-10
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2015, the Registrant had 41,129,779 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$300,257	$251,994
Interest-bearing deposits in banks	591,018	296,101
Total cash and cash equivalents	891,275	548,095
Securities available for sale, at fair value	2,413,158	2,158,853
Securities held to maturity (fair values of $102,990 and $119,481, respectively)	101,475	116,960
Mortgage loans held for sale ($220,263 and $139,950 recorded at fair value, respectively)	220,765	140,072
Loans covered by loss share agreements	266,606	444,544
Non-covered loans, net of unearned income	13,683,957	10,996,500
Total loans, net of unearned income	13,950,563	11,441,044
Allowance for loan losses	(128,149)	(130,131)
Loans, net	13,822,414	11,310,913
FDIC loss share receivables	50,452	69,627
Premises and equipment, net	342,949	307,159
Goodwill	716,424	517,526
Other assets	680,016	588,699
Total Assets	$19,238,928	$15,757,904
Liabilities
Deposits:
Non-interest-bearing	$4,166,850	$3,195,430
Interest-bearing	11,952,691	9,325,095
Total deposits	16,119,541	12,520,525
Short-term borrowings	268,304	845,742
Long-term debt	342,312	403,254
Other liabilities	143,487	136,235
Total Liabilities	16,873,644	13,905,756
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized	—	—
Common stock, $1 par value - 100,000,000 shares and 50,000,000 shares authorized, respectively; 41,117,243 and 35,262,901 shares issued and outstanding, respectively	41,117	35,263
Additional paid-in capital	1,790,424	1,398,633
Retained earnings	525,574	496,573
Accumulated other comprehensive income	8,169	7,525
Treasury stock at cost - 0 and 1,809,497 shares, respectively	—	(85,846)
Total Shareholders’ Equity	2,365,284	1,852,148
Total Liabilities and Shareholders’ Equity	$19,238,928	$15,757,904

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest and Dividend Income
Loans, including fees	$153,335	$123,419	$283,526	$244,572
Mortgage loans held for sale, including fees	1,380	1,474	2,895	2,359
Investment securities:
Taxable interest	10,930	9,492	21,722	18,859
Tax-exempt interest	1,260	1,508	2,565	3,058
Amortization of FDIC loss share receivable	(7,398)	(17,009)	(13,411)	(36,273)
Other	1,038	630	1,833	1,171
Total interest and dividend income	160,545	119,514	299,130	233,746
Interest Expense
Deposits:
NOW and MMDA	6,600	4,123	11,441	8,307
Savings	223	83	308	147
Time deposits	4,959	3,089	9,371	6,026
Short-term borrowings	220	373	583	615
Long-term debt	2,866	2,573	5,946	4,970
Total interest expense	14,868	10,241	27,649	20,065
Net interest income	145,677	109,273	271,481	213,681
Provision for loan losses	8,790	4,748	14,135	6,851
Net interest income after provision for loan losses	136,887	104,525	257,346	206,830
Non-interest Income
Mortgage income	25,246	13,755	43,269	23,887
Service charges on deposit accounts	10,162	8,203	19,424	15,216
Title revenue	6,146	5,262	10,775	9,429
ATM/debit card fee income	3,583	2,937	6,858	5,404
Income from bank owned life insurance	1,075	935	2,167	3,376
Gain on sale of available for sale investments	903	8	1,289	27
Broker commissions	5,461	5,479	9,623	9,526
Other non-interest income	8,937	7,182	17,007	12,577
Total non-interest income	61,513	43,761	110,412	79,442
Non-interest Expense
Salaries and employee benefits	84,019	68,846	156,715	128,707
Net occupancy and equipment	17,366	16,104	33,626	30,094
Communication and delivery	3,578	3,464	6,744	6,231
Marketing and business development	4,187	3,412	7,743	6,262
Data processing	11,440	10,121	21,201	15,503
Professional services	5,966	5,560	12,832	9,308
Credit and other loan related expense	4,730	3,093	8,913	6,639
Insurance	4,238	3,255	7,788	6,672
Travel and entertainment	2,726	2,126	5,241	4,456
Other non-interest expense	14,959	11,151	25,559	20,494
Total non-interest expense	153,209	127,132	286,362	234,366
Income before income tax expense	45,191	21,154	81,396	51,906
Income tax expense	14,355	4,937	25,434	13,353
Net Income	$30,836	$16,217	$55,962	$38,553
Income Available to Common Shareholders - Basic	$30,836	$16,217	$55,962	$38,553
Earnings Allocated to Unvested Restricted Stock	(355)	(250)	(675)	(641)
Earnings Allocated to Common Shareholders	30,481	15,967	55,287	37,912
Earnings per common share - Basic	$0.79	$0.53	$1.54	$1.27
Earnings per common share - Diluted	0.79	0.53	1.54	1.27
Cash dividends declared per common share	0.34	0.34	0.68	0.68
Comprehensive Income
Net Income	$30,836	$16,217	$55,962	$38,553
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period (net of tax effects of $6,246, $5,856, $838 and $11,416, respectively)	(11,599)	10,875	(1,556)	21,202
Reclassification adjustment for gains included in net income (net of tax effects of $316, $2, $451 and $9, respectively)	(587)	(6)	(838)	(18)
Unrealized (losses) gains on securities, net of tax	(12,186)	10,869	(2,394)	21,184
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $1,636, $0, $1,636 and $0, respectively)	3,038	—	3,038	—
Reclassification adjustment for losses included in net income	—	—	—	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	3,038	—	3,038	—
Other comprehensive (loss) income, net of tax	(9,148)	10,869	644	21,184
Comprehensive Income	$21,688	$27,086	$56,606	$59,737

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount
Balance, December 31, 2013	31,917,385	$31,917	$1,178,284	$435,508	$(16,491)	$(98,872)	$1,530,346
Net income	—	—	—	38,553	—	—	38,553
Other comprehensive income	—	—	—	—	21,184	—	21,184
Cash dividends declared, $0.68 per share	—	—	—	(21,573)	—	—	(21,573)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	1,797	—	—	5,389	7,186
Common stock issued for acquisitions	3,345,516	3,346	211,319	—	—	—	214,665
Common stock issued for recognition and retention plans	—	—	(6,225)	—	—	6,225	—
Share-based compensation cost	—	—	5,922	—	—	—	5,922
Balance, June 30, 2014	35,262,901	$35,263	$1,391,097	$452,488	$4,693	$(87,258)	$1,796,283

Balance, December 31, 2014	35,262,901	$35,263	$1,398,633	$496,573	$7,525	$(85,846)	$1,852,148
Net income	—	—	—	55,962	—	—	55,962
Other comprehensive income	—	—	—	—	644	—	644
Cash dividends declared, $0.68 per share	—	—	—	(26,961)	—	—	(26,961)
Reclassification of treasury stock under the LBCA (1)	(1,809,497)	(1,809)	(84,037)	—	—	85,846	—
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	189,435	189	1,800	—	—	—	1,989
Common stock issued for acquisitions	7,474,404	7,474	467,279	—	—	—	474,753
Share-based compensation cost	—	—	6,749	—	—	—	6,749
Balance, June 30, 2015	41,117,243	$41,117	$1,790,424	$525,574	$8,169	$—	$2,365,284

(1)
Effective January 1, 2015, companies incorporated in Louisiana became subject to the Louisiana Business Corporation Act (“LBCA”), which eliminates the concept of treasury stock and provides that shares reacquired by a company are to be treated as authorized but unissued. Refer to Note 1 for further discussion.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$55,962	$38,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,243	7,762
Amortization of purchase accounting adjustments, net	(10,507)	5,952
Provision for loan losses	14,135	6,851
Share-based equity compensation expense	6,749	5,922
Gain on sale of assets, net	(403)	(16)
Gain on sale of available for sale investments	(1,289)	(27)
Gain on sale of OREO, net	(1,980)	(1,322)
Impairment of FDIC loss share receivables and other long-lived assets	—	804
Amortization of premium/discount on investments	8,358	6,713
Provision (benefit) for deferred income taxes	2,407	(6,817)
Originations of mortgage loans held for sale	(1,179,016)	(760,658)
Proceeds from sales of mortgage loans held for sale	1,142,220	730,129
Gain on sale of mortgage loans held for sale, net	(34,072)	(24,397)
Tax benefit associated with share-based payment arrangements	(403)	(945)
Change in other assets, net of other assets acquired	8,265	(23,684)
Other operating activities, net	(14,563)	(780)
Net Cash Provided by (Used in) Operating Activities	4,106	(15,960)

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	142,410	14,050
Proceeds from maturities, prepayments and calls of securities available for sale	258,571	154,111
Purchases of securities available for sale	(356,085)	(169,807)
Proceeds from maturities, prepayments and calls of securities held to maturity	15,016	21,383
Reimbursement of recoverable covered asset losses from (to) the FDIC	2,020	1,319
Increase in loans, net	(334,605)	(306,593)
Proceeds from sale of premises and equipment	468	6,474
Purchases of premises and equipment, net of premises and equipment acquired	(8,887)	(21,297)
Proceeds from disposition of real estate owned	26,463	43,376
Cash paid for additional investment in tax credit entities	(4,503)	(5,809)
Cash received in excess of cash paid for acquisitions	425,644	188,796
Other investing activities, net	1,466	(13,567)
Net Cash Provided by (Used in) Investing Activities	167,978	(87,564)

Cash Flows from Financing Activities
Increase (decrease) in deposits, net of deposits acquired	909,297	101,223
Net change in short-term borrowings, net of borrowings acquired	(578,966)	299,296
Proceeds from long-term debt	60,000	—
Repayments of long-term debt	(196,953)	(6,666)
Dividends paid to shareholders	(24,354)	(20,341)
Proceeds from common stock transactions	4,786	9,240
Payments to repurchase common stock	(3,117)	(2,999)
Tax benefit associated with share-based payment arrangements	403	945
Net Cash Provided by Financing Activities	171,096	380,698
Net Increase in Cash and Cash Equivalents	343,180	277,174
Cash and Cash Equivalents at Beginning of Period	548,095	391,396
Cash and Cash Equivalents at End of Period	$891,275	$668,570
Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$8,619	$16,851
Common stock issued in acquisitions	$474,753	$214,665
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$26,932	$19,277
Income taxes, net	$18,901	$39,306

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for IBERIABANK Corporation (the “Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IBERIABANK, Lenders Title Company (“LTC”), IBERIA Capital Partners, LLC (“ICP”), 1887 Leasing, LLC, IBERIA Asset Management, Inc. (“IAM”), and IBERIA CDE, LLC (“CDE”). All significant intercompany balances and transactions have been eliminated in consolidation.
The Company offers commercial and retail banking products and services to customers throughout locations in seven states through IBERIABANK. The Company also operates mortgage production offices in 10 states through IBERIABANK Mortgage Company (“IMC”), a subsidiary of IBERIABANK, and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC owns an aircraft used by management of the Company. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications did not have a material effect on previously reported consolidated net income, shareholders’ equity or cash flows.
Louisiana Business Corporation Act
Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act (which replaced the Louisiana Business Corporation Law). Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, shares previously classified as treasury stock are presented as a reduction to issued shares of common stock in the consolidated financial statements as of June 30, 2015, reducing the stated value of common stock and additional paid-in capital.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, accounting for loans covered by loss sharing arrangements with the FDIC and the related loss share receivables, and determination of the fair value of net assets acquired in acquisitions.
Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within the states of Louisiana, Florida, Arkansas, Alabama, Texas, Tennessee and Georgia. The Company’s lending activity is concentrated in its market areas in those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to larger consumer clients. Repayments on loans are expected to come from cash flows of the borrower and/or guarantor. Losses on secured loans are limited by the value of the collateral upon default of the borrowers. The Company does not have any significant concentrations to any one industry or customer.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
ASU No. 2014-01
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)”. The ASU allows for use of the proportional amortization method for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statements of comprehensive income as a component of income tax expense. ASU 2014-01 provides for a practical expedient, which allows for amortization of the investment in proportion to only the tax credits if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. ASU 2014-01 was effective for fiscal years and interim periods beginning after December 15, 2014. The Company adopted this guidance effective January 1, 2015, utilizing the practical expedient method. Amortization expense related to qualified affordable housing investments has been presented net of the income tax credits in income tax expense in the unaudited consolidated statements of comprehensive income. The standard was required to be applied retrospectively, therefore, prior periods have been restated in accordance with GAAP. The impact of the adoption of ASU 2014-01 was not material to the consolidated financial statements in current or prior periods.
ASU No. 2014-04
In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, in order to clarify when a creditor should reclassify mortgage loans collateralized by residential real estate from their loan portfolio to other real estate owned (“OREO”) upon foreclosure. ASU No. 2014-04 clarifies that an in-substance repossession or foreclosure has occurred when either the creditor obtains legal title to the property or the borrower conveys all interest in the property to the creditor to satisfy the loan through completion of a deed in-lieu-of foreclosure or similar legal agreement. Additionally, ASU No. 2014-04 requires the Company to disclose both the amount of foreclosed residential real estate property held and the investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. ASU No. 2014-04 was effective for fiscal years and interim periods beginning after December 15, 2014. The Company adopted the provisions of this ASU effective January 1, 2015 using the prospective transition method. There was no significant impact on the Company’s consolidated financial statements during the six-month period ending June 30, 2015.
ASU No. 2014-11
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure, which implemented two accounting changes. ASU No. 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, ASU No. 2014-11 requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU No. 2014-11 was effective for fiscal years and interim periods beginning after December 15, 2014. The Company adopted the provisions of this ASU beginning January 1, 2015. There was no significant impact on the Company’s consolidated financial statements during the six-month period ending June 30, 2015.
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

ASU No. 2014-14 was effective for fiscal years and interim periods beginning after December 15, 2014. The Company adopted the provisions of this ASU beginning January 1, 2015, using the prospective transition method (application of the amendments of the ASU to foreclosures occurring after the adoption date). There was no significant impact on the Company’s consolidated financial statements during the six-month period ending June 30, 2015.
ASU No. 2015-01
In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, in an effort to comply with its simplification initiative to reduce complexity in accounting standards. The concept of extraordinary items will be eliminated from generally accepted accounting principles; however, the presentation and disclosure requirements for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual and infrequent.
ASU No. 2015-01 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect that the adoption of this ASU will have a significant impact on the Company’s consolidated financial statements.
ASU No. 2015-02
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in the guidance: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provide a scope exception from consolidation guidance for certain investment funds.

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
ASU No. 2015-03
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, in an effort to comply with its simplification initiative to reduce complexity in accounting standards. ASU No. 2015-03 requires debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 does not affect recognition and measurement guidance for debt issuance costs.

ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance must be applied using a retrospective basis. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements.

NOTE 3 –ACQUISITION ACTIVITY
Completed Acquisitions
The Company acquired Teche Holding Company on May 31, 2014 and First Private Holdings, Inc. on June 30, 2014. During the current quarter, the Company finalized the purchase accounting related to Teche and First Private and did not make significant adjustments to the previously reported fair values of net assets acquired and associated goodwill. See the Annual Report on Form 10-K as of December 31, 2014 for further information on these acquisitions.

Acquisition of Florida Bank Group, Inc.
On February 28, 2015, the Company acquired Florida Bank Group, Inc. (“Florida Bank Group”), the holding company of Florida Bank, a Tampa, Florida-based commercial bank servicing Tampa, Tallahassee and Jacksonville, Florida. Under the terms of the agreement, Florida Bank Group shareholders received a combination of cash and shares of the Company’s common stock. Florida Bank Group shareholders received cash equal to $7.81 per share of then outstanding Florida Bank Group common stock, including shares of preferred stock that converted to common shares in the acquisition. Each Florida Bank Group common share was exchanged for 0.149 share of the Company’s common stock, as well as a cash payment for any fractional share. All unexercised Florida Bank Group stock options at the closing date were settled for cash at fair value based on the closing price.
The Company acquired all of the outstanding common stock of the former Florida Bank Group shareholders for total consideration of $90.5 million, which resulted in goodwill of $16.9 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence in the Tampa, Tallahassee and Jacksonville areas of Florida through the addition of 12 bank offices and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	752,493	$47,497
Total equity consideration		47,497
Non-Equity consideration
Cash		42,988
Total consideration paid		90,485
Fair value of net assets assumed including identifiable intangible assets		73,623
Goodwill		$16,862
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
The Company acquired all of the outstanding common stock of the former Old Florida shareholders for total consideration of $253.2 million, which resulted in goodwill of $99.6 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence into the Orlando, Florida MSA through the addition of 14 bank offices and an experienced in-market team. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	3,839,554	$242,007
Total equity consideration		242,007
Non-Equity consideration
Cash		11,145
Total consideration paid		253,152
Fair value of net assets assumed including identifiable intangible assets		153,509
Goodwill		$99,643

Acquisition of Georgia Commerce Bancshares, Inc.
On May 31, 2015, the Company acquired Georgia Commerce Bancshares, Inc. (“Georgia Commerce”), holding company of Georgia Commerce Bank. Under the terms of the agreement, Georgia Commerce shareholders received 0.6134 of a share of the Company’s common stock for each of the Georgia Commerce common stock shares outstanding, as well as a cash payment for any fractional share. All unexercised Georgia Commerce stock options on the closing date were settled for cash at fair value based on the closing price.
The Company acquired all of the outstanding common stock of the former Georgia Commerce shareholders for total consideration of $190.3 million, which resulted in goodwill of $78.0 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence into the Atlanta, Georgia MSA through the addition of nine bank offices and an experienced in-market team. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,882,357	$185,249
Total equity consideration		185,249
Non-Equity consideration
Cash		5,015
Total consideration paid		190,264
Fair value of net assets assumed including identifiable intangible assets		112,294
Goodwill		$77,970
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

Florida Bank Group
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$72,982	$—		$72,982
Investment securities	107,236	137	(1)	107,373
Loans	312,902	(7,073)	(2)	305,829
Other real estate owned	498	(75)	(3)	423
Core deposit intangible	—	4,489	(4)	4,489
Deferred tax asset, net	19,880	9,232	(5)	29,112
Other assets	29,822	(8,949)	(6)	20,873
Total Assets	$543,320	$(2,239)		$541,081
Liabilities
Interest-bearing deposits	$282,417	$263	(7)	$282,680
Non-interest-bearing deposits	109,548	—		109,548
Borrowings	60,000	8,598	(8)	68,598
Other liabilities	2,014	4,618	(9)	6,632
Total Liabilities	$453,979	$13,479		$467,458
Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Florida Bank Group’s investments to their estimated fair value on the date of acquisition.

(2)
The amount represents the adjustment of the book value of Florida Bank Group's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The adjustment represents the adjustment of Florida Bank Group's OREO to its estimated fair value on the date of acquisition.

(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(5)	The amount represents the deferred tax asset recognized on the fair value adjustment of Florida Bank Group acquired assets and assumed liabilities.

(6)
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

(8)
The amount represents the adjustment of the book value of Florida Bank Group’s borrowings to their estimated fair value based on current interest rates and the credit characteristics inherent in the liability.

(9)	The amount is necessary to record Florida Bank Group's rent liability at fair value.

Old Florida
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK

Assets
Cash and cash equivalents	$360,688	$—		$360,688
Investment securities	67,209	—		67,209
Loans held for sale	5,952	—		5,952
Loans	1,073,773	(9,342)	(1)	1,064,431
Other real estate owned	4,515	(2)	(2)	4,513
Core deposit intangible	—	10,055	(3)	10,055
Deferred tax asset, net	8,437	3,078	(4)	11,515
Other assets	30,598	(7,238)	(5)	23,360
Total Assets	$1,551,172	$(3,449)		$1,547,723
Liabilities
Interest-bearing deposits	$1,048,765	$123	(6)	$1,048,888
Non-interest-bearing deposits	340,869	—		340,869
Borrowings	1,528	—		1,528
Other liabilities	2,853	76	(7)	2,929
Total Liabilities	$1,394,015	$199		$1,394,214
Explanation of certain fair value adjustments:

(1)
The amount represents the adjustment of the book value of Old Florida's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(2)	The adjustment represents the adjustment of Old Florida's OREO to its estimated fair value on the date of acquisition.

(3)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(4)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Old Florida acquired assets and assumed liabilities.

(5)	The amount represents the adjustment of the book value of Old Florida’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(6)
The adjustment is necessary because the weighted average interest rate of Old Florida’s deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 56 months.

(7)	The adjustment is necessary to record Old Florida's rent liability at fair value.

Georgia Commerce
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by IBERIABANK
Assets
Cash and cash equivalents	$51,122	$—		$51,122
Investment securities	139,035	(806)	(1)	138,229
Loans held for sale	1,249	—		1,249
Loans	807,749	(6,622)	(2)	801,127
Other real estate owned	9,795	—		9,795
Core deposit intangible	—	7,448	(3)	7,448
Deferred tax asset, net	4,707	301	(4)	5,008
Other assets	31,414	(657)	(5)	30,757
Total Assets	$1,045,071	$(336)		$1,044,735
Liabilities
Interest-bearing deposits	658,133	176	(6)	658,309
Non-interest-bearing deposits	249,739	—		249,739
Borrowings	13,203	—		13,203
Other liabilities	11,190	—		11,190
Total Liabilities	$932,265	$176		$932,441

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Georgia Commerce’s investments to their estimated fair value on the date of acquisition.

(2)
The amount represents the adjustment of the book value of Georgia Commerce's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(4)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Georgia Commerce acquired assets and assumed liabilities.

(5)	The amount represents the adjustment of the book value of Georgia Commerce’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(6)
The adjustment is necessary because the weighted average interest rate of Georgia Commerce’s deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 60 months.

Supplemental unaudited pro forma information
The following unaudited pro forma information for the six months ended June 30, 2014 reflects the Company’s estimated consolidated results of operations as if the acquisitions of Florida Bank Group, Old Florida, and Georgia Commerce occurred at January 1, 2014, unadjusted for potential cost savings and/or synergies and preliminary purchase price adjustments.

(Dollars in thousands, except per share data)	2014
Interest and non-interest income	$373,991
Net income	50,745
Earnings per share - basic	1.34
Earnings per share - diluted	1.34

The Company’s consolidated financial statements as of and for the six months ended June 30, 2015 include the operating results of the acquired assets and assumed liabilities for the days subsequent to the respective acquisition dates. Due to the system conversion of the acquired entities throughout the current six-month period and subsequent integration of the operating activities of the acquired branches into existing Company markets, historical reporting for the former Florida Bank Group, Old

Florida and Georgia Commerce branches is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$295,684	$1,601	$(1,251)	$296,034
Obligations of state and political obligations	90,002	2,936	(43)	92,895
Mortgage-backed securities	1,917,639	13,334	(9,541)	1,921,432
Other securities	102,669	281	(153)	102,797
Total securities available for sale	$2,405,994	$18,152	$(10,988)	$2,413,158
Securities held to maturity:
Obligations of state and political obligations	$75,284	$2,546	$(220)	$77,610
Mortgage-backed securities	26,191	103	(914)	25,380
Total securities held to maturity	$101,475	$2,649	$(1,134)	$102,990

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$317,386	$1,700	$(3,533)	$315,553
Obligations of state and political obligations	86,513	3,679	(2)	90,190
Mortgage-backed securities	1,741,917	16,882	(7,184)	1,751,615
Other securities	1,460	35	—	1,495
Total securities available for sale	$2,147,276	$22,296	$(10,719)	$2,158,853
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$10,000	$88	$—	$10,088
Obligations of state and political obligations	77,597	3,153	(145)	80,605
Mortgage-backed securities	29,363	151	(726)	28,788
Total securities held to maturity	$116,960	$3,392	$(871)	$119,481
Securities with carrying values of $1.2 billion and $1.4 billion were pledged to secure public deposits and other borrowings at June 30, 2015 and December 31, 2014, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	June 30, 2015
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(817)	$140,465	$(434)	$39,041	$(1,251)	$179,506
Obligations of state and political obligations	(43)	15,234	—	—	(43)	15,234
Mortgage-backed securities	(4,925)	650,801	(4,616)	199,583	(9,541)	850,384
Other securities	(144)	31,985	(9)	500	(153)	32,485
Total securities available for sale	$(5,929)	$838,485	$(5,059)	$239,124	$(10,988)	$1,077,609
Securities held to maturity:
Obligations of state and political obligations	$(91)	$6,385	$(129)	$4,153	$(220)	$10,538
Mortgage-backed securities	(54)	3,908	(860)	18,419	(914)	22,327
Total securities held to maturity	$(145)	$10,293	$(989)	$22,572	$(1,134)	$32,865

	December 31, 2014
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$(3,533)	$240,498	$(3,533)	$240,498
Obligations of state and political obligations	(2)	185	—	—	(2)	185
Mortgage-backed securities	(1,189)	304,686	(5,995)	294,549	(7,184)	599,235
Total securities available for sale	$(1,191)	$304,871	$(9,528)	$535,047	$(10,719)	$839,918
Securities held to maturity:
Obligations of state and political obligations	$(9)	$2,287	$(136)	$8,590	$(145)	$10,877
Mortgage-backed securities	—	—	(726)	20,812	(726)	20,812
Total securities held to maturity	$(9)	$2,287	$(862)	$29,402	$(871)	$31,689

The Company assessed the nature of the losses in its portfolio as of June 30, 2015 and December 31, 2014 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company’s analysis, no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at June 30, 2015 or December 31, 2014.
At June 30, 2015, 180 debt securities had unrealized losses of 1.08% of the securities’ amortized cost basis. At December 31, 2014, 112 debt securities had unrealized losses of 1.31% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at June 30, 2015 and December 31, 2014 is presented in the following table.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	40	66
Issued by political subdivisions	2	5
	42	71
Amortized cost basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$262,953	$566,113
Issued by political subdivisions	4,281	8,727
	$267,234	$574,840
Unrealized loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$5,910	$10,254
Issued by political subdivisions	129	136
	$6,039	$10,390
The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moody’s. Two of the securities in a continuous loss position for over twelve months were issued by political subdivisions. The securities issued by political subdivisions have credit ratings by S&P ranging from A+ to AAA and credit ratings from Moody’s ranging from A2 to Aaa.
The amortized cost and estimated fair value of investment securities by maturity at June 30, 2015 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
(Dollars in thousands)
Within one year or less	1.72%	$25,630	$25,672	3.86%	$75	$75
One through five years	1.68%	306,054	307,852	2.80%	12,888	13,154
After five through ten years	2.14%	422,903	426,611	3.05%	20,312	20,978
Over ten years	2.08%	1,651,407	1,653,023	2.88%	68,200	68,783
	2.04%	$2,405,994	$2,413,158	2.90%	$101,475	$102,990

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Realized gains	$955	$8	$1,362	$27
Realized losses	(52)	—	(73)	—
	$903	$8	$1,289	$27
In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.
Other Equity Securities
The Company included the following securities, accounted for at amortized cost, which approximates fair value, in “Other assets” on the consolidated balance sheets:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Federal Home Loan Bank (FHLB) stock	$34,690	$38,476
Federal Reserve Bank (FRB) stock	37,165	34,348
Other investments	1,159	1,306
	$73,014	$74,130

NOTE 5 – LOANS
Loans consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	June 30, 2015
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Commercial loans:
Real estate	$4,138,519	$1,699,122	$49,542	$5,887,183
Business	3,400,184	557,736	13,122	3,971,042
	7,538,703	2,256,858	62,664	9,858,225
Residential mortgage loans:
Residential 1-4 family	567,415	415,224	119,297	1,101,936
Construction / Owner Occupied	49,082	18,590	—	67,672
	616,497	433,814	119,297	1,169,608
Consumer and other loans:
Home equity	1,399,005	488,825	83,243	1,971,073
Indirect automobile	322,767	191	—	322,958
Other	518,581	108,716	1,402	628,699
	2,240,353	597,732	84,645	2,922,730
Total	$10,395,553	$3,288,404	$266,606	$13,950,563

	December 31, 2014
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans (1)	Total
Commercial loans:
Real estate	$3,718,058	$497,949	$189,126	$4,405,133
Business	3,284,140	93,549	31,260	3,408,949
	7,002,198	591,498	220,386	7,814,082
Residential mortgage loans:
Residential 1-4 family	495,638	424,579	128,024	1,048,241
Construction / Owner Occupied	32,056	—	—	32,056
	527,694	424,579	128,024	1,080,297
Consumer and other loans:
Home equity	1,290,976	217,699	92,430	1,601,105
Indirect automobile	396,766	392	—	397,158
Other	451,080	93,618	3,704	548,402
	2,138,822	311,709	96,134	2,546,665
Total	$9,668,714	$1,327,786	$444,544	$11,441,044

(1)	Included as covered loans at December 31, 2014 is $174.7 million of assets whose reimbursable loss periods ended as of January 1, 2015.
Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate that were acquired through these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. Refer to Note 7 for additional information regarding the Company’s loss sharing agreements.
Because of the loss protection provided by the FDIC, the risks of the loans and foreclosed real estate from these acquisitions are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents loans subject to the loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.”

Deferred loan origination fees were $22.3 million and $20.6 million and deferred loan expenses were $10.1 million and $9.4 million at June 30, 2015 and December 31, 2014, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At June 30, 2015 and December 31, 2014, overdrafts of $4.8 million and $5.6 million, respectively, have been reclassified to loans.

Loans with carrying values of $3.3 billion and $3.1 billion were pledged as collateral for borrowings at June 30, 2015 and December 31, 2014, respectively.
Non-covered Loans
The following tables provide an analysis of the aging of non-covered loans as of June 30, 2015 and December 31, 2014. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between loans originated by the Company (“legacy loans”) and acquired loans.

	June 30, 2015
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$—	$—	$126	$126	$538,593	$538,719	$—
Commercial real estate - Other	736	2,232	18,400	21,368	3,578,432	3,599,800	—
Commercial business	3,197	245	19,121	22,563	3,377,621	3,400,184	3,584
Residential mortgage	1,389	1,170	15,587	18,146	598,351	616,497	—
Consumer - Home equity	2,509	325	9,370	12,204	1,386,801	1,399,005	—
Consumer - Indirect automobile	1,883	323	1,398	3,604	319,163	322,767	—
Consumer - Credit card	136	64	1,067	1,267	72,459	73,726	—
Consumer - Other	501	275	1,254	2,030	442,825	444,855	—
Total	$10,351	$4,634	$66,323	$81,308	$10,314,245	$10,395,553	$3,584

	December 31, 2014
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$507	$—	$69	$576	$483,663	$484,239	$—
Commercial real estate - Other	11,799	148	6,883	18,830	3,214,989	3,233,819	—
Commercial business	1,589	1,860	3,228	6,677	3,277,463	3,284,140	200
Residential mortgage	1,389	2,616	14,900	18,905	508,789	527,694	538
Consumer - Home equity	4,096	595	7,420	12,111	1,278,865	1,290,976	16
Consumer - Indirect automobile	2,447	396	1,419	4,262	392,504	396,766	—
Consumer - Credit card	253	163	1,032	1,448	71,297	72,745	—
Consumer - Other	1,285	424	773	2,482	375,853	378,335	—
Total	$23,365	$6,202	$35,724	$65,291	$9,603,423	$9,668,714	$754

(1)
Past due loans greater than 90 days days include all loans on non-accrual status, regardless of past due status, as of the period indicated. Non-accrual loans are presented separately in the “Non-accrual Loans” section below.

	June 30, 2015
	Non-covered acquired loans
	Past Due (1)					Discount/Premium	Total Non-covered Acquired Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$121	$10	$7,292	$7,423	$134,585	$(1,472)	$140,536	$5,186
Commercial real estate - Other	10,576	3,856	41,844	56,276	1,546,386	(44,076)	1,558,586	34,019
Commercial business	724	376	7,573	8,673	553,826	(4,763)	557,736	4,149
Residential mortgage	17	577	8,222	8,816	429,893	(4,895)	433,814	7,106
Consumer - Home equity	3,322	38	12,373	15,733	486,364	(13,272)	488,825	11,218
Consumer - Indirect automobile	7	—	19	26	195	(30)	191	19
Consumer - Other	379	141	1,625	2,145	110,490	(3,919)	108,716	1,434
Total	$15,146	$4,998	$78,948	$99,092	$3,261,739	$(72,427)	$3,288,404	$63,131

	December 31, 2014
	Non-covered acquired loans
	Past Due (1)					Discount/Premium	Total Non-covered Acquired Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$2,740	$57	$1,284	$4,081	$26,667	$(1,170)	$29,578	$1,284
Commercial real estate - Other	4,419	840	26,480	31,739	475,751	(39,119)	468,371	26,376
Commercial business	2,106	70	1,635	3,811	94,962	(5,224)	93,549	1,635
Residential mortgage	152	2,367	9,339	11,858	418,552	(5,831)	424,579	8,087
Consumer - Home equity	649	385	8,774	9,808	216,310	(8,419)	217,699	8,383
Consumer - Indirect automobile	13	17	9	39	393	(40)	392	9
Consumer - Other	1,458	113	1,949	3,520	94,315	(4,217)	93,618	1,829
Total	$11,537	$3,849	$49,470	$64,856	$1,326,950	$(64,020)	$1,327,786	$47,603

(1)	Past due information presents acquired loans at the gross loan balance, prior to application of discounts.

Non-accrual Loans
The following table provides the recorded investment of legacy loans on non-accrual status at the periods indicated.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial real estate - Construction	$126	$69
Commercial real estate - Other	18,400	6,883
Commercial business	15,537	3,028
Residential mortgage	15,587	14,362
Consumer - Home equity	9,370	7,404
Consumer - Indirect automobile	1,398	1,419
Consumer - Credit card	1,067	1,032
Consumer - Other	1,254	773
Total	$62,739	$34,970

Covered Loans
The carrying amount of the acquired covered loans at June 30, 2015 and December 31, 2014 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	June 30, 2015
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$215	$49,327	$49,542
Business	175	12,947	13,122
	390	62,274	62,664
Residential mortgage loans:
Residential 1-4 family	24,013	95,284	119,297
	24,013	95,284	119,297
Consumer and other loans:
Home equity	5,964	77,279	83,243
Other	171	1,231	1,402
	6,135	78,510	84,645
Total	$30,538	$236,068	$266,606

	December 31, 2014
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$1,253	$187,873	$189,126
Business	—	31,260	31,260
	1,253	219,133	220,386
Residential mortgage loans:
Residential 1-4 family	22,918	105,106	128,024
	22,918	105,106	128,024
Consumer and other loans:
Home equity	12,872	79,558	92,430
Other	489	3,215	3,704
	13,361	82,773	96,134
Total	$37,532	$407,012	$444,544

Loans Acquired
As discussed in Note 3, during the first six months of 2015, the Company acquired loans with fair values of $305.8 million from Florida Bank Group, $1.1 billion from Old Florida and $801.1 million from Georgia Commerce. Of the total $2.2 billion of loans acquired, $2.1 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $41.1 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30. The tables below show the balances acquired during the first six months of 2015 for these two subsections of the portfolio as of the acquisition date. These amounts are subject to change due to the finalization of purchase accounting adjustments.

(Dollars in thousands)
Contractually required principal and interest at acquisition	$2,402,890
Expected losses and foregone interest	(18,979)
Cash flows expected to be collected at acquisition	2,383,911
Fair value of acquired loans at acquisition	$2,130,276

(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$53,532	$—	$53,532
Non-accretable difference (expected losses and foregone interest)	(7,829)	—	(7,829)
Cash flows expected to be collected at acquisition	45,703	—	45,703
Accretable yield	(4,592)	—	(4,592)
Basis in acquired loans at acquisition	$41,111	$—	$41,111
The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the six months ended June 30:

	2015
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Balance at beginning of period	$74,249	$213,402	$287,651
Acquisition	4,592	—	4,592
Transfers from non-accretable difference to accretable yield	302	4,704	5,006
Accretion	(7,381)	(34,455)	(41,836)
Changes in expected cash flows not affecting non-accretable differences (1)	1,027	1,261	2,288
Balance at end of period	$72,789	$184,912	$257,701

	2014
	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Balance at beginning of period	$78,349	$276,543	$354,892
Acquisition	8,242	1,536	9,778
Transfers from non-accretable difference to accretable yield	4,128	13,517	17,645
Accretion	(4,089)	(50,429)	(54,518)
Changes in expected cash flows not affecting non-accretable differences (1)	(12,176)	12,720	544
Balance at end of period	$74,454	$253,887	$328,341

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings (“TDRs”) at June 30, 2015 and 2014 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as certain acquired loans are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and certain acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

TDRs totaling $29.5 million occurred during the six-month period ended June 30, 2015 through modification of the original loan terms. No TDRs occurred during the six months ended June 30, 2014. The following table provides information on how the TDRs were modified during the six months ended June 30, 2015:

(Dollars in thousands)	2015
Extended maturities	$4,413
Maturity and interest rate adjustment	19,718
Other concession(s) (1)	5,367
Total	$29,498
(1) Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance or covenant modifications.

Of the $29.5 million of TDRs occurring during the six months ended June 30, 2015, $3.4 million is energy-related and $14.3 million is on accrual status.

The Company had no residential mortgage or consumer TDRs that were added during the six months ended June 30, 2015 and 2014. The following table presents the end of period balance for loans modified in a TDR during the six-month period ended June 30, 2015 and the financial impact of those modifications.

	June 30, 2015
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)
Commercial real estate	6	$7,815	$7,623
Commercial business	18	22,112	21,875
Total	24	$29,927	$29,498

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.
Information detailing TDRs which defaulted during the six months ended June 30, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	June 30, 2015		June 30, 2014
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	3	$5,780	31	$1,635
Commercial business	13	15,879	11	2,115
Consumer - Home Equity	—	—	1	40
Consumer - Other	—	—	1	—
Total	16	$21,659	44	$3,790

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios for the six months ended June 30, is as follows:

	2015
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$76,174	$9,193	$44,764	$130,131
Provision for loan losses before benefit attributable to FDIC loss share agreements	12,631	791	(130)	13,292
Adjustment attributable to FDIC loss share arrangements	—	—	843	843
Net provision for loan losses	12,631	791	713	14,135
Adjustment attributable to FDIC loss share arrangements	—	—	(843)	(843)
Transfer of balance to OREO	—	(333)	(289)	(622)
Transfer of balance to non-covered	—	28,700	(28,700)	—
Loans charged-off	(7,114)	(8,686)	(1,130)	(16,930)
Recoveries	2,032	238	8	2,278
Allowance for loans losses at end of period	83,723	29,903	14,523	128,149
Reserve for unfunded commitments at beginning of period	11,801	—	—	11,801
Provision for unfunded lending commitments	1,443	—	—	1,443
Reserve for unfunded commitments at end of period	13,244	—	—	13,244
Allowance for credit losses at end of period	$96,967	$29,903	$14,523	$141,393

	2014
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$67,342	$4,557	$71,175	$143,074
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	5,078	(1,085)	(740)	3,253
Adjustment attributable to FDIC loss share arrangements	—	—	3,598	3,598
Net (reversal of) provision for loan losses	5,078	(1,085)	2,858	6,851
Adjustment attributable to FDIC loss share arrangements	—	—	(3,598)	(3,598)
Transfer of balance to OREO	—	(523)	(5,085)	(5,608)
Loans charged-off	(5,198)	(182)	(5,393)	(10,773)
Recoveries	3,426	109	38	3,573
Allowance for loans losses at end of period	70,648	2,876	59,995	133,519
Reserve for unfunded commitments at beginning of period	11,147	—	—	11,147
Provision for unfunded lending commitments	113	—	—	113
Reserve for unfunded commitments at end of period	11,260	—	—	11,260
Allowance for credit losses at end of period	$81,908	$2,876	$59,995	$144,779

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, for the six months ended June 30, is as follows:

	2015
	Commercial Real Estate	Commercial Business	Residential Mortgage
(Dollars in thousands)				Consumer	Total
Allowance for loans losses at beginning of period	$33,021	32,094	2,875	17,377	$85,367
Provision for (Reversal of) loan losses	(463)	7,144	2,114	4,627	13,422
Transfer of balance to OREO	(115)	(169)	(46)	(3)	(333)
Transfer of balance to non-covered	20,972	1,236	—	6,492	28,700
Loans charged off	(5,334)	(997)	(227)	(9,242)	(15,800)
Recoveries	246	69	34	1,921	2,270
Allowance for loans losses at end of period	48,327	39,377	4,750	21,172	113,626
Reserve for unfunded commitments
Balance at beginning of period	3,439	5,260	168	2,934	11,801
(Reversal of) Provision for unfunded commitments	(15)	878	705	(125)	1,443
Balance at end of period	3,424	6,138	873	2,809	13,244
Allowance for credit losses at end of period	$51,751	$45,515	$5,623	$23,981	$126,870
Allowance on loans individually evaluated for impairment	$154	$1,287	$—	$3	$1,444
Allowance on loans collectively evaluated for impairment	51,597	44,228	5,623	23,978	125,426
Loans, net of unearned income:
Balance at end of period	$5,837,641	$3,957,920	$1,050,311	$2,838,085	$13,683,957
Balance at end of period individually evaluated for impairment	19,115	15,670	—	685	35,470
Balance at end of period collectively evaluated for impairment	5,792,146	3,937,161	1,034,199	2,822,808	13,586,314
Balance at end of period acquired with deteriorated credit quality	26,380	5,089	16,112	14,592	62,173

	2014
	Commercial Real Estate	Commercial Business	Residential Mortgage
(Dollars in thousands)				Consumer	Total
Allowance for loans losses at beginning of period	$26,590	$28,515	$2,546	$14,248	$71,899
Provision for (Reversal of) loan losses	585	782	171	2,455	3,993
Transfer of balance to OREO	(108)	(162)	(253)	—	(523)
Loans charged off	(660)	(668)	(435)	(3,617)	(5,380)
Recoveries	1,699	65	114	1,657	3,535
Allowance for loans losses at end of period	28,106	28,532	2,143	14,743	73,524
Reserve for unfunded commitments at beginning of period	3,089	4,839	72	3,147	11,147
Provision for unfunded commitments	112	(43)	4	40	113
Reserve for unfunded commitments at end of period	3,201	4,796	76	3,187	11,260
Allowance for credit losses at end of period	$31,307	$33,328	$2,219	$17,930	$84,784
Allowance on loans individually evaluated for impairment	$—	$31	$171	$—	$202
Allowance on loans collectively evaluated for impairment	31,307	33,297	2,048	17,930	84,582
Loans, net of unearned income:
Balance at end of period	$3,949,444	$3,095,087	$983,011	$2,285,547	$10,313,089
Balance at end of period individually evaluated for impairment	5,976	4,563	1,058	248	11,845
Balance at end of period collectively evaluated for impairment	3,912,669	3,085,028	980,744	2,281,496	10,259,937
Balance at end of period acquired with deteriorated credit quality	30,799	5,496	1,209	3,803	41,307

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, for the six months ended June 30, is as follows:

	2015
	Commercial Real Estate	Commercial Business	Residential Mortgage
(Dollars in thousands)				Consumer	Total
Allowance for loans losses at beginning of period	$24,072	1,235	6,286	13,171	$44,764
Provision for loan losses	350	2	323	38	713
(Decrease) Increase in FDIC loss share receivable	773	—	(66)	(1,550)	(843)
Transfer of balance to OREO	—	(1)	(274)	(14)	(289)
Transfer of balance to non-covered	(20,972)	(1,236)	—	(6,492)	(28,700)
Loans charged off	(1,130)	—	—	—	(1,130)
Recoveries	—	—	8	—	8
Allowance for loans losses at end of period	$3,093	$—	$6,277	$5,153	$14,523
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	3,093	—	6,277	5,153	14,523
Loans, net of unearned income:
Balance at end of period	$49,542	$13,122	$119,297	$84,645	$266,606
Balance at end of period individually evaluated for impairment	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	49,327	12,947	95,284	78,510	236,068
Balance at end of period acquired with deteriorated credit quality	215	175	24,013	6,135	30,538

	2014
	Commercial Real Estate	Commercial Business	Residential Mortgage
(Dollars in thousands)				Consumer	Total
Allowance for loans losses at beginning of period	$38,772	$5,380	$10,889	$16,134	$71,175
Provision for loan losses	1,474	313	592	479	2,858
(Decrease) Increase in FDIC loss share receivable	(2,121)	749	(2,100)	(126)	(3,598)
Transfer of balance to OREO	(1,857)	(1,162)	(534)	(1,532)	(5,085)
Loans charged off	(3,726)	(1,589)	—	(78)	(5,393)
Recoveries	38	—	—	—	38
Allowance for loans losses at end of period	$32,580	$3,691	$8,847	$14,877	$59,995
Allowance on loans individually evaluated for impairment	—	—	—	—	—
Allowance on loans collectively evaluated for impairment	32,580	3,691	8,847	14,877	59,995
Loans, net of unearned income:
Balance at end of period	$294,115	$35,902	$141,613	$113,809	$585,439
Balance at end of period individually evaluated for impairment	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	287,592	35,902	113,340	99,334	536,168
Balance at end of period acquired with deteriorated credit quality	6,523	—	28,273	14,475	49,271

Credit Quality
The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between acquired loans and loans that were not acquired. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of June 30, 2015 and December 31, 2014. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at June 30, 2015 and December 31, 2014.

	Legacy loans
	June 30, 2015					December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Total	Pass	Special Mention	Sub-standard	Doubtful	Total
Commercial real estate - Construction	$535,468	$1,767	$1,484	$—	$538,719	$483,930	$240	$69	$—	$484,239
Commercial real estate - Other	3,517,390	49,219	32,628	563	$3,599,800	3,161,593	49,847	22,217	162	3,233,819
Commercial business	3,310,794	21,599	66,349	1,442	$3,400,184	3,245,912	7,330	28,965	1,933	3,284,140
Total	$7,363,652	$72,585	$100,461	$2,005	$7,538,703	$6,891,435	$57,417	$51,251	$2,095	$7,002,198

	Legacy loans
	June 30, 2015			December 31, 2014
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$598,351	$18,146	$616,497	$508,789	$18,905	$527,694
Consumer - Home equity	1,386,801	12,204	1,399,005	1,278,865	12,111	1,290,976
Consumer - Indirect automobile	319,163	3,604	322,767	392,504	4,262	396,766
Consumer - Credit card	72,459	1,267	73,726	71,297	1,448	72,745
Consumer - Other	442,825	2,030	444,855	375,853	2,482	378,335
Total	$2,819,599	$37,251	$2,856,850	$2,627,308	$39,208	$2,666,516

	Non-covered acquired loans
	June 30, 2015							December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Loss	Discount	Total	Pass	Special Mention	Sub- standard	Doubtful	Discount	Total
Commercial real estate-Construction	$132,088	$264	$7,550	$2,106	$—	$(1,472)	$140,536	$24,118	$2,006	$4,624	$—	$(1,170)	$29,578
Commercial real estate - Other	1,497,720	20,671	67,627	16,644	—	(44,076)	1,558,586	445,557	12,794	49,139	—	(39,119)	468,371
Commercial business	546,397	5,284	7,604	3,180	34	(4,763)	557,736	91,837	1,861	4,818	257	(5,224)	93,549
Total	$2,176,205	$26,219	$82,781	$21,930	$34	$(50,311)	$2,256,858	$561,512	$16,661	$58,581	$257	$(45,513)	$591,498

	Non-covered acquired loans
	June 30, 2015				December 31, 2014
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential mortgage	$429,893	$8,816	$(4,895)	$433,814	$418,552	$11,858	$(5,831)	$424,579
Consumer - Home equity	486,364	15,733	(13,272)	488,825	216,310	9,808	(8,419)	217,699
Consumer - Indirect automobile	195	26	(30)	191	393	39	(40)	392
Consumer - Other	110,490	2,145	(3,919)	108,716	94,315	3,520	(4,217)	93,618
Total	$1,026,942	$26,720	$(22,116)	$1,031,546	$729,570	$25,225	$(18,507)	$736,288

The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan premiums/discounts in the tables below represent the adjustment of covered loans to net book value before allowance at the reporting date.

	Covered loans
	June 30, 2015					December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial real estate - Construction	$315	$843	$11,141	$2,101	$14,400	$34,731	$1,928	$8,008	$—	$44,667
Commercial real estate - Other	23,587	5,384	14,373	3,075	46,419	87,509	20,422	51,252	—	159,183
Commercial business	6,158	1,669	6,512	424	14,763	23,380	395	9,275	—	33,050
	$30,060	$7,896	$32,026	$5,600	$75,582	$145,620	$22,745	$68,535	$—	$236,900
Discount					(12,918)					(16,514)
Total					$62,664					$220,386

	Covered loans
	June 30, 2015				December 31, 2014
		30+ Days Past Due	Premium (discount)			30+ Days Past Due	Premium (discount)
(Dollars in thousands)	Current			Total	Current			Total
Residential mortgage	$131,351	$20,902	$(32,956)	$119,297	$140,628	$22,058	$(34,662)	$128,024
Consumer - Home equity	92,915	10,350	(20,022)	83,243	99,478	16,542	(23,590)	92,430
Consumer - Credit card	565	23	—	588	614	34	—	648
Consumer - Other	225	16	573	814	337	18	2,701	3,056
Total	$225,056	$31,291	$(52,405)	$203,942	$241,057	$38,652	$(55,551)	$224,158

Legacy Impaired Loans
Information on the Company’s investment in legacy impaired loans is presented in the following tables as of and for the periods indicated.

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$16,172	$16,172	$—	$6,680	$6,680	$—
Commercial business	13,330	13,330	—	2,483	2,483	—
Consumer - Home equity	228	228	—	682	682	—
With an allowance recorded:
Commercial real estate	5,237	5,407	(170)	1,068	1,093	(25)
Commercial business	15,556	17,008	(1,452)	1,212	1,620	(408)
Residential mortgage	15,504	15,587	(83)	14,111	14,363	(252)
Consumer - Home equity	9,087	9,142	(55)	7,121	7,165	(44)
Consumer - Indirect automobile	1,388	1,398	(10)	1,410	1,419	(9)
Consumer - Credit card	1,047	1,067	(20)	1,012	1,032	(20)
Consumer - Other	1,241	1,253	(12)	781	790	(9)
Total	$78,790	$80,592	$(1,802)	$36,560	$37,327	$(767)
Total commercial loans	$50,295	$51,917	$(1,622)	$11,443	$11,876	$(433)
Total mortgage loans	15,504	15,587	(83)	14,111	14,363	(252)
Total consumer loans	12,991	13,088	(97)	11,006	11,088	(82)

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$16,361	$5	$5,228	$6	$16,417	$15	5,178	14
Commercial business	13,715	14	5,128	9	13,924	44	5,006	22
Consumer - Home equity	230	—	252	—	233	—	250	—
With an allowance recorded:
Commercial real estate	5,339	16	925	—	5,057	37	926	1
Commercial business	17,788	187	1,078	4	18,109	450	1,061	13
Residential mortgage	15,721	—	14,050	—	15,927	16	13,258	6
Consumer - Home equity	9,497	—	7,825	—	9,680	8	7,749	5
Consumer - Indirect automobile	1,691	—	1,310	—	1,792	13	1,300	6
Consumer - Credit card	1,199	—	750	—	1,196	—	560	—
Consumer - Other	1,294	—	575	—	1,334	10	571	5
Total	$82,835	$222	$37,121	$19	$83,669	$593	$35,859	$72
Total commercial loans	$53,203	$222	$12,359	$19	$53,507	$546	$12,171	50
Total mortgage loans	15,721	—	14,050	—	15,927	16	13,258	6
Total consumer loans	13,911	—	10,712	—	14,235	31	10,430	16

As of June 30, 2015 and December 31, 2014, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLE
Loss Sharing Agreements
Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate acquired through these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection.
During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for the six acquisitions, and 95% of losses that exceed contractual thresholds for three acquisitions. The reimbursable loss periods, excluding single family residential assets, ended in 2014 for three acquisitions, will end during 2015 for one acquisition and during 2016 for two acquisitions. The reimbursable loss period for single family residential assets will end in 2019 for three acquisitions, in 2020 for one acquisition, and in 2021 for two acquisitions. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC, future impairments may be required.
In addition, all covered assets, excluding single family residential assets, have a three year recovery period, which begins upon expiration of the reimbursable loss period. During the recovery periods, the Company must reimburse the FDIC for its share of any recovered losses, net of certain expenses, consistent with the covered loss reimbursement rates in effect during the recovery periods.

FDIC loss share receivables
The Company recorded indemnification assets in the form of FDIC loss share receivables as of the acquisition date of each of the six banks covered by loss share agreements. At acquisition, the indemnification assets represented the fair value of the expected cash flows to be received from the FDIC under the loss share agreements. Subsequent to acquisition, the FDIC loss share receivables are updated to reflect changes in actual and expected amounts collectible adjusted for amortization.
The following is a summary of FDIC loss share receivables year-to-date activity:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$69,627	$162,312
Change due to (reversal of) loan loss provision recorded on FDIC covered loans	(843)	(3,598)
Amortization	(13,411)	(36,273)
(Submission of reimbursable losses) recoveries payable to the FDIC	(3,243)	2,215
Impairment	—	(804)
Changes due to a change in cash flow assumptions on OREO and other changes	(1,678)	(3,320)
Balance at end of period	$50,452	$120,532
FDIC loss share receivables collectibility assessment
The Company assesses the FDIC loss share receivables for collectibility on a quarterly basis. Based on the collectibility analysis completed as of June 30, 2015, the Company concluded that the $50.5 million FDIC loss share receivable is fully collectible as of June 30, 2015.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the six months ended June 30, 2015, and the year ended December 31, 2014 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2013	$373,905	$23,178	$4,789	$401,872
Goodwill acquired during the year	115,278	—	376	115,654
Balance, December 31, 2014	$489,183	$23,178	$5,165	$517,526
Goodwill acquired during the period	198,898	—	—	198,898
Balance, June 30, 2015	$688,081	$23,178	$5,165	$716,424
The goodwill acquired during the first six months of 2015 is a result of the Florida Bank Group, Old Florida, and Georgia Commerce acquisitions. The goodwill acquired in 2014 was a result of the Trust One-Memphis, Teche, First Private, and The Title Company, LLC acquisitions. See Note 3 for further information.
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
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “Other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$5,722	$(1,718)	$4,004	$4,751	$(1,253)	$3,498
Title Plant
The Company held title plant assets recorded in "Other assets" on the Company's consolidated balance sheets totaling $6.7 million at both June 30, 2015 and December 31, 2014. No events or changes in circumstances occurred during the six months ended June 30, 2015 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in “Other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Core deposit intangibles	$77,941	$(39,913)	$38,028	$55,949	$(36,354)	$19,595
Customer relationship intangible asset	1,348	(907)	441	1,348	(822)	526
Non-compete agreement	100	(54)	46	163	(82)	81
Other intangible assets	205	(80)	125	205	(46)	159
Total	$79,594	$(40,954)	$38,640	$57,665	$(37,304)	$20,361

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
For cash flow hedges, the effective portion of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. In applying hedge accounting for derivatives, the Company establishes and documents a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

Information pertaining to outstanding derivative instruments is as follows:

(Dollars in thousands)	Balance Sheet Location	Asset Derivatives Fair Value		Balance Sheet Location	Liability Derivatives Fair Value
		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$4,674	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$4,674	$—		$—	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$14,873	$15,434	Other liabilities	$14,873	$15,434
Forward sales contracts	Other assets	4,597	25	Other liabilities	729	2,556
Written and purchased options	Other assets	16,300	17,444	Other liabilities	9,651	13,364
Total derivatives not designated as hedging instruments under ASC Topic 815		35,770	32,903		25,253	31,354
Total		$40,444	$32,903		$25,253	$31,354

(Dollars in thousands)		Asset Derivatives Notional Amount			Liability Derivatives Notional Amount
		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts		$108,500	$—		$—	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$108,500	$—		$—	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts		534,588	444,703		534,588	444,703
Forward sales contracts		408,458	15,897		174,756	391,992
Written and purchased options		426,162	362,580		207,129	225,741
Total derivatives not designated as hedging instruments under ASC Topic 815		1,369,208	823,180		916,473	1,062,436
Total		$1,477,708	$823,180		$916,473	$1,062,436
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At June 30, 2015 and December 31, 2014, the Company was required to post $13.5 million and $11.5 million, respectively, in cash as collateral for its derivative transactions, which are included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2015. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	June 30, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$4,674	$—	$—	$4,674
Interest rate contracts not designated as hedging instruments	14,865	—	—	14,865
Written and purchased options	9,645	—	—	9,645
Total derivative assets subject to master netting arrangements	$29,184	$—	$—	$29,184
Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	14,866	—	(7,494)	7,372
Total derivative liabilities subject to master netting arrangements	$14,866	$—	$(7,494)	$7,372

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral (1)	Net
(Dollars in thousands)
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	15,411	—	—	15,411
Written and purchased options	13,387	—	—	13,387
Total derivative assets subject to master netting arrangements	$28,798	$—	$—	$28,798
Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	15,411	—	(3,735)	11,676
Total derivative liabilities subject to master netting arrangements	$15,411	$—	$(3,735)	$11,676

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the six months ended June 30, 2015 and 2014, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At June 30, 2015, the fair value of derivatives that will mature within the next twelve months is $0.7 million. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.
At June 30, 2015 and 2014, and for the three and six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	As of June 30			For the Three Months Ended June 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2015	2014		2015	2014		2015	2014
Interest rate contracts	$3,038	$—	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$3,038	$—		$—	$—		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	As of June 30			For the Six Months Ended June 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2015	2014		2015	2014		2015	2014
Interest rate contracts	$3,038	$—	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$3,038	$—		$—	$—		$—	$—

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2015 is as follows:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended June 30		For the Six Months Ended June 30
		2015	2014	2015	2014
Interest rate contracts	Other income	$934	$1,027	$1,939	$1,565
Forward sales contracts	Mortgage income	8,303	(859)	8,050	(3,864)
Written and purchased options	Mortgage income	(1,953)	(205)	(1,185)	1,628
Total		$7,284	$(37)	$8,804	$(671)

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

•
Implement a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers, with the buffer to be phased in beginning on January 1, 2016 at 0.625% and increasing annually until fully phased in at 2.5% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on certain distributions and payments as the buffer approaches zero, and

•	Increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.
Management believes that, as of June 30, 2015, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.

As of June 30, 2015, the most recent notification from the FDIC categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company) existing at the time of notification. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. The Company’s and IBERIABANK’s actual capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented in the following table.

	June 30, 2015
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$706,688	4.00%	N/A	N/A	$1,631,993	9.24%
IBERIABANK	703,638	4.00	879,547	5.00	1,585,653	9.01
Common Equity Tier 1 (CET1) (1)
Consolidated	$729,003	4.50%	N/A	N/A	$1,602,806	9.89%
IBERIABANK	726,878	4.50	1,049,935	6.50	1,585,653	9.82
Tier 1 Risk-Based Capital (1)
Consolidated	$972,003	6.00%	N/A	N/A	$1,631,993	10.07%
IBERIABANK	969,171	6.00	1,292,228	8.00	1,585,653	9.82
Total Risk-Based Capital (1)
Consolidated	$1,296,005	8.00%	N/A	N/A	$1,860,947	11.49%
IBERIABANK	1,292,228	8.00	1,615,285	10.00	1,727,046	10.69

	December 31, 2014
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$602,387	4.00%	N/A	N/A	$1,408,842	9.36%
IBERIABANK	600,149	4.00	750,186	5.00	1,266,241	8.44
Tier 1 Risk-Based Capital
Consolidated	$504,114	4.00%	N/A	N/A	$1,408,842	11.18%
IBERIABANK	502,421	4.00	753,631	6.00	1,266,241	10.08
Total Risk-Based Capital
Consolidated	$1,008,227	8.00%	N/A	N/A	$1,550,789	12.31%
IBERIABANK	1,004,841	8.00	1,256,052	10.00	1,408,188	11.21

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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Earnings per common share - basic
Net income	$30,836	$16,217	$55,962	$38,553
Dividends and undistributed earnings allocated to unvested restricted shares	(355)	(250)	(675)	(641)
Net income allocated to common shareholders - basic	$30,481	$15,967	$55,287	$37,912
Weighted average common shares outstanding	38,546	30,260	35,871	29,768
Earnings per common share - basic	$0.79	$0.53	$1.54	$1.27
Earnings per common share - diluted
Net income allocated to common shareholders - basic	$30,481	$15,967	$55,287	$37,912
Dividends and undistributed earnings allocated to unvested restricted shares	(9)	(8)	(31)	(17)
Net income allocated to common shareholders - diluted	$30,472	$15,959	$55,256	$37,895
Weighted average common shares outstanding	38,546	30,260	35,871	29,768
Dilutive potential common shares - stock options	121	126	103	136
Weighted average common shares outstanding - diluted	38,667	30,386	35,974	29,904
Earnings per common share - diluted	$0.79	$0.53	$1.54	$1.27
For the three months ended June 30, 2015, and 2014, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 597,975, and 629,055, respectively. For the six months ended June 30, 2015, and 2014, basic shares outstanding exclude 601,698 and 634,883 shares owned by the RRP, respectively.
The effects from the assumed exercises of 8,926, and 11,623 stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 2015, and 2014, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the six months ended June 30, 2015, and 2014, the effects from the assumed exercise of 79,793 and 11,623 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At June 30, 2015, awards of 803,729 shares could be made under approved incentive compensation plans.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

The following table represents the activity related to stock options during the periods indicated:

	Number of shares	Weighted Average Exercise Price
Outstanding options, December 31, 2014	867,682	$55.92
Granted	80,844	62.56
Exercised	(94,415)	50.69
Forfeited or expired	(15,183)	67.03
Outstanding options, June 30, 2015	838,928	$56.95
Exercisable options, June 30, 2015	567,127	$56.55

Outstanding options, December 31, 2013	1,072,829	$53.47
Granted	75,956	65.23
Exercised	(196,734)	47.98
Forfeited or expired	(8,577)	64.82
Outstanding options, June 30, 2014	943,474	$55.46
Exercisable options, June 30, 2014	614,361	$55.37
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the six-month periods ended June 30:

	2015	2014
Expected dividends	2.2%	2.1%
Expected volatility	35.6%	35.8%
Risk-free interest rate	2.0%	2.3%
Expected term (in years)	7.5	7.5
Weighted-average grant-date fair value	$19.61	$21.23
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
The following table represents the compensation expense that is included in non-interest expense in the accompanying consolidated statements of comprehensive income related to stock options for the three-month and six-month periods ended June 30:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Compensation expense related to stock options	$474	$518	$945	$1,037
At June 30, 2015, there was $3.5 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5.5 years.

Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period. As of June 30, 2015 and 2014, unrecognized share-based compensation associated with these awards totaled $24.0 million and $24.8 million, respectively.
Restricted Share Units
During the first halves of 2015 and 2014, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three-year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the three-month and six-month periods ended June 30:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Compensation expense related to restricted stock awards and restricted share units	$2,834	$2,569	5,804	4,885
The following table represents unvested restricted stock award and restricted share unit activity for the six months ended June 30:

	2015	2014
Balance at beginning of period	506,289	523,756
Granted	185,270	141,377
Forfeited	(20,411)	(9,631)
Earned and issued	(158,514)	(140,616)
Balance at end of period	512,634	514,886
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
Performance Units
During the first halves of 2015 and 2014, the Company issued shares of performance units to certain of its executive officers. Performance units are tied to the value of shares of the Company’s common stock, are payable in cash, and vest in increments of one-third per year after attainment of one or more performance measures. The value of performance units is the same as the value of the corresponding number of shares of common stock.
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at June 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Compensation expense related to phantom stock and performance units	$3,335	$1,022	$6,506	$3,073

The following table represents phantom stock award and performance unit activity during the periods indicated:

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents (1)
Balance, December 31, 2014	459,920	22,940	482,860	$31,313,000
Granted	143,128	4,686	147,814	10,085,000
Forfeited share equivalents	(25,167)	(1,141)	(26,308)	(1,795,000)
Vested share equivalents	(119,770)	(8,096)	(127,866)	(8,087,000)
Balance, June 30, 2015	458,111	18,389	476,500	$32,512,000

Balance, December 31, 2013	417,238	22,351	439,589	$27,628,000
Granted	105,043	4,626	109,669	7,588,000
Forfeited share equivalents	(12,656)	(1,424)	(14,080)	(974,000)
Vested share equivalents	(60,970)	(5,724)	(66,694)	(4,451,000)
Balance, June 30, 2014	448,655	19,829	468,484	$32,414,000

(1)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $68.23 and $69.19 on June 30, 2015, and 2014, respectively.

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

	June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,413,158	$—	$2,413,158
Mortgage loans held for sale	—	220,263	—	220,263
Derivative instruments	—	40,444	—	40,444
Total	$—	$2,673,865	$—	$2,673,865
Liabilities
Derivative instruments	$—	$25,253	$—	$25,253
Total	$—	$25,253	$—	$25,253

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,158,853	$—	$2,158,853
Mortgage loans held for sale	—	139,950	—	139,950
Derivative instruments	—	32,903	—	32,903
Total	$—	$2,331,706	$—	$2,331,706
Liabilities
Derivative instruments	$—	$31,354	$—	$31,354
Total	$—	$31,354	$—	$31,354
During the six months ended June 30, 2015 there were no transfers between the Level 1 and Level 2 fair value categories.
Gains and losses (realized and unrealized) included in earnings (or accumulated other comprehensive income) during the first six months of 2015 related to assets and liabilities measured at fair value on a recurring basis are reported in non-interest income or other comprehensive income as follows:

(Dollars in thousands)	Noninterest income	Other comprehensive income
Net gains included in earnings	$7,989	$—
Change in unrealized net gains relating to assets still held at June 30, 2015	—	644

Non-recurring fair value measurements
Other real estate owned (OREO)
Fair values of OREO are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $2.9 million and $1.4 million in earnings for the six-month periods ending June 30, 2015 and 2014, respectively.

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
OREO, net	—	8,782	—	8,782
Total	$—	$8,782	$—	$8,782

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
OREO, net	—	1,483	—	1,483
Total	$—	$1,483	$—	$1,483
The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the acquisitions completed in 2014 through the second quarter of 2015. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans, deposits, and core deposit intangible asset).
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at June 30, 2015 and December 31, 2014.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$220,263	$213,066	$7,197	$139,950	$134,639	$5,311
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and six months ended June 30, 2015 totaled $(164.3) thousand and $1.8 million, respectively, while net gains resulting from the change in fair value of these loans were $1.8 million and $5.6 million for the three and six months ended June 30, 2014, respectively. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Refer to Note 13 to these consolidated financial statements for the methods and assumptions used to measure the fair value of investment securities and derivative instruments.
Cash and cash equivalents
The carrying amounts of cash and cash equivalents approximate their fair values.

Loans
The fair values of non-covered mortgage loans are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at June 30, 2015 and December 31, 2014, weighted for varying maturity dates. Other non-covered loans are valued based on present values using entry-value interest rates at June 30, 2015 and December 31, 2014 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices, a Level 2 measurement. Covered loans are measured using projections of expected cash flows, exclusive of the loss sharing agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans includes estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

FDIC Loss Share Receivables
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
Deposits
The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at June 30, 2015 and December 31, 2014 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the fair value hierarchy.
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

Off-balance sheet items
The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At June 30, 2015 and December 31, 2014, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The carrying amount and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	June 30, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$891,275	$891,275	$891,275	$—	$—
Investment securities	2,514,633	2,516,148	—	2,516,148	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,043,179	14,501,036	—	224,198	14,276,838
FDIC loss share receivables	50,452	11,291	—	—	11,291
Derivative instruments	40,444	40,444	—	40,444	—

Financial Liabilities
Deposits	$16,119,541	$15,643,920	$—	$—	$15,643,920
Short-term borrowings	268,304	268,304	268,304	—	—
Long-term debt	342,312	303,669	—	—	303,669
Derivative instruments	25,253	25,253	—	25,253	—

	December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$548,095	$548,095	$548,095	$—	$—
Investment securities	2,275,813	2,278,334	—	2,278,334	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	11,450,985	11,475,315	—	139,950	11,335,365
FDIC loss share receivables	69,627	19,606	—	—	19,606
Derivative instruments	32,903	32,903	—	32,903	—

Financial Liabilities
Deposits	$12,520,525	$12,298,017	$—	$—	$12,298,017
Short-term borrowings	845,742	845,742	845,742	—	—
Long-term debt	403,254	376,139	—	—	376,139
Derivative instruments	31,354	31,354	—	31,354	—
The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended June 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$158,940	$1,605	$—	$160,545
Interest expense	14,011	857	—	14,868
Net interest income	144,929	748	—	145,677
Provision for loan losses	8,790	—	—	8,790
Mortgage income	568	24,678	—	25,246
Title revenue	—	—	6,146	6,146
Other non-interest income	30,127	(1)	(5)	30,121
Allocated expenses	(3,238)	2,464	774	—
Non-interest expense	133,034	15,738	4,437	153,209
Income before income tax expense	37,038	7,223	930	45,191
Income tax expense	11,129	2,858	368	14,355
Net income	$25,909	$4,365	$562	$30,836
Total loans and loans held for sale	$13,928,039	$243,289	$—	$14,171,328
Total assets	18,924,178	289,450	25,300	19,238,928
Total deposits	16,112,387	7,154	—	16,119,541
Average assets	18,168,782	251,475	25,029	18,445,286

	Three Months Ended June 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$117,838	$1,676	$—	$119,514
Interest expense	9,765	476	—	10,241
Net interest income	108,073	1,200	—	109,273
Provision for loan losses	4,764	(16)	—	4,748
Mortgage income	88	13,667	—	13,755
Title revenue	—	—	5,262	5,262
Other non-interest income	24,757	(13)	—	24,744
Allocated expenses	(3,594)	2,544	1,050	—
Non-interest expense	111,296	11,635	4,201	127,132
Income before income tax expense	20,452	691	11	21,154
Income tax expense	4,653	276	8	4,937
Net income	$15,799	$415	$3	$16,217
Total loans and loans held for sale	$10,876,850	$198,706	$—	$11,075,556
Total assets	15,068,554	228,809	25,094	15,322,457
Total deposits	11,976,367	4,780	—	11,981,147
Average assets	13,832,646	183,799	24,737	14,041,182

	Six Months Ended June 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$295,770	$3,359	$1	$299,130
Interest expense	26,301	1,348	—	27,649
Net interest income	269,469	2,011	1	271,481
Provision for loan losses	14,135	—	—	14,135
Mortgage income	567	42,702	—	43,269
Title revenue	—	—	10,775	10,775
Other non-interest income	56,378	(3)	(7)	56,368
Allocated expenses	(8,085)	5,992	2,093	—
Non-interest expense	249,039	28,654	8,669	286,362
Income before income tax expense	71,325	10,064	7	81,396
Income tax expense	21,442	3,980	12	25,434
Net income (loss)	$49,883	$6,084	$(5)	$55,962
Total loans and loans held for sale	$13,928,039	$243,289	$—	$14,171,328
Total assets	18,924,178	289,450	25,300	19,238,928
Total deposits	16,112,387	7,154	—	16,119,541
Average assets	16,966,529	216,900	24,892	17,208,321

	Six Months Ended June 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$230,987	$2,758	$1	$233,746
Interest expense	19,368	697	—	20,065
Net interest income	211,619	2,061	1	213,681
Provision for loan losses	6,860	(9)	—	6,851
Mortgage income	84	23,803	—	23,887
Title revenue	—	—	9,429	9,429
Other non-interest income	46,150	(24)	—	46,126
Allocated expenses	(6,724)	4,735	1,989	—
Non-interest expense	204,342	21,934	8,090	234,366
Income (loss) before income tax expense	53,375	(820)	(649)	51,906
Income tax expense (benefit)	13,910	(312)	(245)	13,353
Net income (loss)	$39,465	$(508)	$(404)	$38,553
Total loans and loans held for sale	$10,876,850	$198,706	$—	$11,075,556
Total assets	15,068,554	228,809	25,094	15,322,457
Total deposits	11,976,367	4,780	—	11,981,147
Average assets	13,517,180	161,551	24,854	13,703,585

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
The Company is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At June 30, 2015, and December 31, 2014, the fair value of guarantees under commercial and standby letters of credit was $1.4 million and 1.3 million, respectively. This fair value amount represents the unamortized fee associated with these guarantees and is included in “Other liabilities” on the Company's consolidated balance sheets. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
The Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commitments to grant loans	$267,379	$161,350
Unfunded commitments under lines of credit	4,621,514	4,007,954
Commercial and standby letters of credit	139,004	134,882
Reserve for unfunded lending commitments	13,244	11,801
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Company is committed. See Note 6 for additional discussion related to the Company’s unfunded lending commitments.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and as such, are collateralized when necessary, generally in the form of marketable securities and cash equivalents.
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

NOTE 17 - SUBSEQUENT EVENTS

On August 5, 2015, the Company issued an aggregate of 3,200,000 depositary shares (the “Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.625% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, (“Series B Preferred Stock”), with a liquidation preference of $10,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share) which represents $80,000,000 in aggregate liquidation preference.
Dividends will accrue and be payable on the Series B preferred stock, subject to declaration by the Company’s board of directors, from the date of issuance to, but excluding August 1, 2025, at a rate of 6.625% per annum, payable semi-annually, in arrears, and from and including August 1, 2025, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 426.2 basis points, payable quarterly, in arrears. The Company may redeem the Series B preferred stock at its option, subject to regulatory approval, as described in the Prospectus.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of June 30, 2015, and updates the Form 10-K for the year ended December 31, 2014. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2015 compared to December 31, 2014 for the balance sheets and the three months and six months ended June 30, 2015 compared to June 30, 2014 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.
When we refer to the “Company,” “we,” “our” or “us” in this Report, we mean IBERIABANK Corporation and Subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “may,” “plan,” “believe,” “expect,” “intend,” “will,” “should,” “continue,” “potential,” “anticipate,” “estimate,” “predict,” “project” or similar expressions, or the negative of these terms or other comparable terminology, including statements related to the expected timing of proposed mergers, the expected returns and other benefits of proposed mergers to shareholders, expected improvement in operating efficiency resulting from mergers, estimated expense reductions, the impact on and timing of the recovery of the impact on tangible book value, and the effect of mergers on the Company’s capital ratios. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.
Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties that change over time and could cause actual results or financial condition to differ materially from those expressed in or implied by such statements.  Factors that could cause or contribute to such differences include, but are not limited to: the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, unanticipated losses related to the completion and integration of mergers and acquisitions, refinements to purchase accounting adjustments for acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, resolution of assets subject to loss share agreements with the FDIC within the coverage periods, effects of the on-going correction in residential real estate prices and  levels of home sales, our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act and those adopted by the Basel Committee on Banking Supervision and federal banking regulators, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, competition from competitors with greater financial resources than the Company, reputational risk and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets, economic or business conditions in our markets or nationally, rapid changes in the financial services industry, significant litigation, cyber-security risks including dependence on our operational, technological, and organizational systems and infrastructure and those of third party providers of those services, hurricanes and other adverse weather events, the modest trading volume of our common stock, and valuation of intangible assets. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, www.sec.gov, and the Company’s website, www.iberiabank.com, under the heading “Investor Relations.” All information in this discussion is as of the date of this Report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.
EXECUTIVE SUMMARY
Corporate Profile
The Company is a $19.2 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 128 years through our subsidiary, IBERIABANK, with products and services currently offered in locations in seven states. The Company also operates mortgage production offices in 10 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners, LLC (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC owns an aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management, Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, LLC (“CDE”) is engaged in the purchase of tax credits.
Summary of 2015 Second Quarter Results
Net income available to common shareholders for the three months ended June 30, 2015 totaled $30.8 million, a 90.1% increase compared to $16.2 million for the same period in 2014. Earnings for the second quarter of 2015 are net of $12.7 million in pre-tax merger-related expenses related to the Old Florida system conversions during the quarter and the acquisition of Georgia Commerce on May 31, 2015.
On a diluted per common share basis, earnings for the second quarter of 2015 were $0.79, compared to $0.53 for the same quarter of 2014. Excluding the impact of non-operating items, primarily merger-related expenses, diluted earnings per share for the second quarter of 2015 were $1.05 on a non-GAAP operating basis, compared to $0.89 for the same quarter of 2014. See Table 20, Reconciliation of Non-GAAP Financial Measures.
Fully-taxable equivalent net interest income was $147.7 million for the quarter, a $36.2 million, or 32.5%, increase compared to the same quarter of 2014. The second quarter of 2015 reflects a $4.0 billion, or 31.5%, increase in average earning assets and a five basis point increase in average yield, partially offset by a $2.6 billion, or 27.0%, increase in average interest-bearing liabilities and a six basis point increase in funding costs, as compared to the second quarter of 2014. As a result, net interest margin on an annualized basis increased three basis points to 3.52% from 3.49% and the net interest spread decreased one basis point to 3.38% from 3.39% when comparing the periods.
Non-interest income increased $17.8 million, or 40.6%, from the second quarter of 2014, primarily due to an $11.5 million, or 83.5%, increase in mortgage income. In the second quarter of 2015, the Company originated $700 million in mortgage loans, up $264 million, or 60.6%, from the year-ago quarter. The Company sold $663 million in mortgage loans, up $268 million, or 67.8%, from the second quarter of 2014.
Non-interest expense for the second quarter of 2015 increased $26.1 million, or 20.5% compared to the same quarter of 2014. Salaries and employee benefits expense increased $15.2 million, or 22.0%, over the second quarter of 2014, primarily as a result of the Company’s growth, including the acquisitions of First Private, Florida Bank Group, Old Florida and Georgia Commerce in the past 12 months. Merger-related expenses contributed to $2.3 million of the overall increase and were associated with the system conversion of Old Florida and acquisition of Georgia Commerce.
Summary of 2015 Year-to-Date Results
For the six months ended June 30, 2015, net income available to common shareholders totaled $56.0 million, a $17.4 million, or 45.2%, increase compared to $38.6 million for the same period in 2014. Earnings for the first half of 2015 are net of $22.0 million in pre-tax merger-related expenses related to the acquisitions and conversions of Florida Bank Group, Old Florida and Georgia Commerce.
On a diluted per common share basis, earnings were $1.54 for the six months ended June 30, 2015, compared to $1.27 for the same period in 2014. Excluding the impact of non-operating items, primarily merger-related expenses, diluted earnings per share for the first half of 2015 were $2.00 on a non-GAAP operating basis, compared to $1.63 for the same period in 2014. See Table 20, Reconciliation of Non-GAAP Financial Measures.
Fully-taxable equivalent net interest income was $275.5 million for the six months ended June 30, 2015, a $57.4 million, or 26.3%, increase compared to the same period in 2014. The first half of 2015 reflects a $3.2 billion, or 25.8%, increase in average earning assets and a four basis point increase in average yield, partially offset by a $2.1 billion, or 22.3%, increase in average interest-bearing liabilities and a six basis point increase in funding costs as compared to the same period in 2014. As a result, net interest margin on an annualized basis increased two basis points to 3.53% from 3.51% and the net interest spread decreased two basis points to 3.39% from 3.41% when comparing the periods.
Non-interest income for the six months ended June 30, 2015 totaled $110.4 million, an increase of $31.0 million, or 39.0%, from the same period in 2014. The increase was primarily due to a $19.4 million, or 81.1%, increase in mortgage income and a $4.2 million, or 27.7%, increase in service charges on deposit accounts when comparing the periods.
Non-interest expense for the six months ended June 30, 2015 increased $52.0 million, or 22.2%, compared to the same period in 2014. Salaries and employee benefits expense increased $28.0 million, or 21.8%, over the first half of 2014, primarily attributable to the Company’s growth, including its recent acquisitions. In addition, merger-related expenses contributed $11.0 million to the overall increase.
Business Overview
The Company’s long-term financial goals through 2016 are: (1) return on average tangible common equity of 13% to 17%; (2) tangible efficiency ratio of 60%; (3) asset quality in the top 10% of our peers; and (4) double-digit percentage growth in fully-diluted operating EPS. Overall, the second quarter results were consistent with forecasts, and the Company continues to make progress towards the achievement of its long-term strategic goals.
The Company continued to deliver solid financial performance in the second quarter of 2015 despite only a partial phasing-in of acquisition synergies during the quarter. The Company completed the acquisition of Georgia Commerce on May 31, 2015. Georgia Commerce was headquartered in Atlanta, Georgia, and added nine bank offices in the Metro Atlanta market. This acquisition added $801.1 million in loans (after preliminary discounts) and $908.0 million in deposits.
Legacy loans, which exclude loans covered under FDIC loss share protection and other non-covered acquired loans, were $10.4 billion at June 30, 2015, an increase of $726.8 million, or 7.5%, from December 31, 2014. Legacy commercial loans, which include business banking loans, increased $536.5 million, or 7.7%, legacy consumer loans increased $101.5 million, or 4.7%, and legacy mortgage loans increased $88.8 million, or 16.8%, over December 31, 2014 balances.
From an asset quality perspective, legacy non-performing assets increased $29.4 million compared to December 31, 2014, due primarily to two legacy relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015. The Company believes the non-performing loan relationships are sufficiently reserved to address credit concerns. Net charge-offs increased to an annualized rate of 14 basis points of average loans during the second quarter of 2015, compared to 4 basis points for the second quarter of 2014. The increase in net charge-offs was primarily related to retail and private banking clients located in markets not associated with energy activity, and a reduced level of recoveries. Legacy loans past due 30 days or more increased $16.0 million, or 24.5% from December 31, 2014, and represented 0.78% of total legacy loans at June 30, 2015, compared to 0.67% at December 31, 2014.
Excluding the current year acquisitions, which contributed approximately $2.7 billion in deposits, total legacy deposits increased $909.0 million, or 7.3%, since December 31, 2014. Total non-interest bearing deposits increased $971.4 million, or 30.4%, and equaled 25.8% of total deposits at June 30, 2015.

The Company implemented the provisions of the U.S. Basel III final rules that became effective January 1, 2015, subject to a phase in period for certain provisions through January 1, 2019. The implementation of the new Basel III requirements, which impacted the qualifying criteria for regulatory capital and increased risk-weights for certain assets, reduced the Company’s resulting risk-based capital ratios; however, and despite the reduction, IBERIABANK continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of June 30, 2015.
2015 Outlook
While energy prices remain depressed, the Company has not experienced a significant impact on its energy portfolio and credit exposures. At June 30, 2015, the Company had accrued $15 million in aggregate reserves for energy-related loans and unfunded commitments. Currently, the Company expects little to no losses in the exploration and production or midstream portfolios (66.6% of energy loans outstanding as of June 30, 2015), and limited losses in the service company portfolio. Energy-related loans declined $93.0 million, or 10.6%, from December 31, 2014 to June 30, 2015, due to loan pay-downs and pay-offs. Energy-related loans declined from 7.7% of total loans at December 31, 2014, to 5.6% at June 30, 2015.
The mortgage origination locked pipeline was $329 million at June 30, 2015, compared to $139 million at December 31, 2014 and $180 million at June 30, 2014. Mortgage income for the second quarter of 2015 was up $7.2 million from the first quarter of 2015 and $11.5 million from the second quarter of 2014. The commercial pipeline is currently in excess of $850 million.
In addition to a strong loan pipeline, the Company is experiencing growth in its treasury management and client derivatives businesses, both of which are expected to benefit if interest rates begin to rise. IBERIA Capital Partners (“ICP”), the Company’s energy investment banking boutique, experienced a recent uptick in business, and revenue from IBERIA Wealth Advisors (“IWA”) is stable. Revenues for ICP increased 54% on a linked quarter basis, and were down 6% compared to the second quarter of 2014. Revenues for IWA increased 7% on a linked quarter basis, and were up 17% compared to the second quarter of 2014. Assets under management at IWA were $1.4 billion at June 30, 2015, up 3.8% compared to December 31, 2014.

In January 2015, the Company announced it was exiting the indirect automobile lending business, after reaching the conclusion that the compliance risk associated with the indirect automobile lending business had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At June 30, 2015, the Company’s indirect automobile lending business had $323.0 million in loans outstanding, down $74.2 million, or 18.7% compared to December 31, 2014, and this portfolio will continue to run off as intended throughout the remainder of 2015 and beyond.
Absent an increase in interest rates, and based on current expectations of credit quality, business segment performance and the achievement of targeted synergies associated with recent acquisitions, forecasted operating EPS for the full-year 2015 will be between $4.22 and $4.27, compared to $3.73 in 2014, a 13% to 14% increase compared to 2014 operating results. Original estimates reported as of March 31, 2015 of $4.45 to $4.50 were revised downward to remove a forecasted interest rate increase, which given the current forward interest rate curve, is no longer expected to occur in 2015.
ACQUISITION ACTIVITY
The Company completed the acquisitions of Florida Bank Group on February 28, 2015, Old Florida on March 31, 2015, and Georgia Commerce on May 31, 2015. The acquired assets and liabilities, which include preliminary fair value adjustments, are presented in the following table as of the previously aforementioned purchase dates, respectively. See Note 3, Acquisition Activity, of the unaudited consolidated financial statements for additional information.

TABLE 1 – SUMMARY OF CURRENT PERIOD ACQUISITIONS

(Dollars in thousands)	Florida Bank Group	Old Florida	Georgia Commerce	Total
Assets (1)
Cash	$72,982	$360,688	$51,122	$484,792
Investment securities	107,373	67,209	138,229	312,811
Loans	305,829	1,064,431	801,127	2,171,387
Loans held for sale	—	5,952	1,249	7,201
Other real estate owned	423	4,513	9,795	14,731
Core deposit intangible	4,489	10,055	7,448	21,992
Other assets	49,985	34,875	35,765	120,625
Total assets	$541,081	$1,547,723	$1,044,735	$3,133,539
Liabilities (1)
Non-interest-bearing deposits	$109,548	$340,869	$249,739	$700,156
Interest-bearing deposits	282,680	1,048,888	658,309	1,989,877
Borrowings	68,598	1,528	13,203	83,329
Other liabilities	6,632	2,929	11,190	20,751
Total liabilities	$467,458	$1,394,214	$932,441	$2,794,113

(1)	Assets and liabilities in this table were recorded at fair value at the time of acquisition. Fair values are preliminary and subject to change.

ANALYSIS OF RESULTS OF OPERATIONS
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company’s performance.
TABLE 2 – SELECTED CONSOLIDATED FINANCIAL INFORMATION

	As of and For the Three Months Ended June 30
	2015	2014
Key Ratios (1)
Return on average assets	0.67%	0.46%
Return on average operating assets (Non-GAAP)	0.89	0.78
Return on average common equity	5.54	3.99
Return on average operating tangible common equity (Non-GAAP) (2)	11.14	9.72
Equity to assets at end of period	12.29	11.72
Earning assets to interest-bearing liabilities at end of period	138.56	133.45
Interest rate spread (3)	3.38	3.39
Net interest margin (TE) (3) (4)	3.52	3.49
Non-interest expense to average assets	3.33	3.63
Efficiency ratio (5)	73.9	83.1
Tangible operating efficiency ratio (TE) (Non-GAAP) (4) (5)	64.4	69.8
Common stock dividend payout ratio	45.34	70.05
Asset Quality Data
Non-performing assets to total assets at end of period (6)	1.28%	1.92%
Allowance for credit losses to non-performing loans at end of period (6)	71.78	69.02
Allowance for credit losses to total loans at end of period	1.01	1.33
Consolidated Capital Ratios
Tier 1 leverage capital ratio	9.24%	10.00%
Common Equity Tier 1 (CET1)	9.89	N/A
Tier 1 risk-based capital ratio	10.07	11.20
Total risk-based capital ratio	11.49	12.40

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

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
Net Interest Income/Net Interest Margin

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.38% and 3.39%, during the three months ended June 30, 2015 and 2014, respectively, and 3.39% and 3.41% for the respective six-month periods. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.52% and 3.49% for the quarters ended June 30, 2015 and 2014, respectively, and 3.53% and 3.51% for the respective six-month periods.
The following tables set forth information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect is included in non-earning assets.

TABLE 3 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Three Months Ended June 30
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate	Average Balance	Interest Income/Expense (2)	Yield/ Rate
Earning Assets:
Loans (1):
Commercial loans	$9,277,141	$103,272	4.46%	$7,111,315	$85,735	4.84%
Mortgage loans	1,187,166	14,379	4.84%	700,721	9,385	5.36%
Consumer and other loans	2,833,417	35,684	5.05%	2,186,497	28,299	5.19%
Total loans	13,297,724	153,335	4.62%	9,998,533	123,419	4.96%
Loans held for sale	202,691	1,380	2.72%	140,096	1,474	4.21%
Investment securities	2,469,050	12,191	2.08%	2,109,254	11,000	2.24%
FDIC loss share receivable	55,751	(7,398)	(52.50)%	131,375	(17,009)	(51.22)%
Other earning assets	663,071	1,037	0.63%	308,713	630	0.81%
Total earning assets	16,688,287	160,545	3.87%	12,687,971	119,514	3.82%
Allowance for loan losses	(129,069)			(132,049)
Non-earning assets	1,886,068			1,485,260
Total assets	$18,445,286			$14,041,182
Interest-bearing liabilities
Deposits:
NOW accounts	$2,639,140	1,765	0.27%	$2,229,264	1,394	0.25%
Savings and money market accounts	6,228,052	5,058	0.33%	4,372,855	2,812	0.26%
Certificates of deposit	2,331,537	4,959	0.85%	1,721,111	3,089	0.72%
Total interest-bearing deposits	11,198,729	11,782	0.42%	8,323,230	7,295	0.35%
Short-term borrowings	461,742	220	0.19%	907,459	373	0.16%
Long-term debt	446,994	2,866	2.54%	304,707	2,573	3.34%
Total interest-bearing liabilities	12,107,465	14,868	0.49%	9,535,396	10,241	0.43%
Non-interest-bearing demand deposits	3,933,468			2,748,468
Non-interest-bearing liabilities	172,227			125,654
Total liabilities	16,213,160			12,409,518
Shareholders’ equity	2,232,126			1,631,664
Total liabilities and shareholders’ equity	$18,445,286			$14,041,182
Net earning assets	$4,580,822			$3,152,575
Net interest income / Net interest spread		$145,677	3.38%		$109,273	3.39%
Net interest income (TE) / Net interest margin (TE) (3)		$147,673	3.52%		$111,464	3.49%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $0.8 million and $0.7 million for the three-month periods ended June 30, 2015 and 2014, respectively.

(3)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

TABLE 4 – YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Six Months Ended June 30
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate	Average Balance	Interest Income/Expense (2)	Yield/ Rate
Earning Assets:
Loans (1):
Commercial loans	$8,583,814	$186,916	4.39%	$7,001,591	$171,666	4.96%
Mortgage loans	1,143,584	27,974	4.89%	648,289	18,148	5.60%
Consumer and other loans	2,708,227	68,636	5.11%	2,126,304	54,758	5.19%
Total loans	12,435,625	283,526	4.59%	9,776,184	244,572	5.05%
Loans held for sale	168,189	2,895	3.44%	118,179	2,359	3.99%
Investment securities	2,388,733	24,287	2.15%	2,111,327	21,917	2.23%
FDIC loss share receivable	60,929	(13,411)	(43.78)%	142,940	(36,273)	(50.47)%
Other earning assets	533,505	1,833	0.69%	241,103	1,171	0.98%
Total earning assets	15,586,981	299,130	3.88%	12,389,733	233,746	3.84%
Allowance for loan losses	(128,795)			(135,866)
Non-earning assets	1,750,135			1,449,718
Total assets	$17,208,321			$13,703,585
Interest-bearing liabilities
Deposits:
NOW accounts	$2,552,431	3,317	0.26%	$2,230,001	2,934	0.27%
Savings and money market accounts	5,534,999	8,432	0.31%	4,334,819	5,520	0.26%
Certificates of deposit	2,241,492	9,371	0.84%	1,693,679	6,026	0.72%
Total interest-bearing deposits	10,328,922	21,120	0.41%	8,258,499	14,480	0.35%
Short-term borrowings	603,612	583	0.19%	746,866	615	0.16%
Long-term debt	435,186	5,946	2.72%	292,535	4,970	3.38%
Total interest-bearing liabilities	11,367,720	27,649	0.49%	9,297,900	20,065	0.43%
Non-interest-bearing demand deposits	3,624,628			2,686,118
Non-interest-bearing liabilities	154,077			125,365
Total liabilities	15,146,425			12,109,383
Shareholders’ equity	2,061,896			1,594,202
Total liabilities and shareholders’ equity	$17,208,321			$13,703,585
Net earning assets	$4,219,261			$3,091,833
Net interest income / Net interest spread		$271,481	3.39%		$213,681	3.41%
Net interest income (TE) / Net interest margin (TE) (3)		$275,517	3.53%		$218,101	3.51%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $1.4 million and $1.2 million for the six-month periods ended June 30, 2015 and 2014, respectively.

(3)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

Net interest income increased $36.4 million, or 33.3%, to $145.7 million for the second quarter of 2015, and $57.8 million, or 27.0%, on a year-to-date basis. The increase in net interest income was the result of an increase in average earning assets and an improvement in the earning asset yield for the second quarter and first six months of 2015 when compared to the same periods of 2014. The average balance sheet growth over the past twelve months is primarily a result of acquisitions, although the Company has also experienced organic growth in its legacy loan portfolio and deposits.
Average loans made up 79.7% and 78.8% of average earning assets in the second quarters of 2015 and 2014, respectively, and 79.8% and 78.9% for the respective six-month periods. Average loans increased $3.3 billion, or 33.0%, when comparing the second quarter of 2015 to the same quarter of 2014, and $2.7 billion, or 27.2%, when comparing the six months of 2015 to the same period of 2014. The increase in loans was a result of growth in both the legacy and non-covered acquired loan portfolios. Investment securities made up 14.8% and 16.6% of average earning assets for the second quarters of 2015 and 2014, respectively, and 15.3% and 17.0% for the respective six-month periods.
Average interest-bearing deposits made up 92.5% and 87.3% of average interest-bearing liabilities in the second quarters of 2015 and 2014, respectively, and 90.9% and 88.8% for the respective six-month periods. Average short-term borrowings and long-term debt made up 7.5% of average interest-bearing liabilities in the second quarter of 2015, compared to 12.7% for the second quarter of 2014, and 9.1% for the first six months of 2015, compared to 11.2% for the same period of 2014.
The increase in yield on total earning assets when comparing 2015 to 2014 was driven by a decrease in amortization of the Company’s FDIC loss share receivable (which results in a negative yield for this asset), partially offset by a decrease in the yield on legacy loans (within loans held for investment) and other earning assets. The decrease in amortization on the loss share receivables is the result of the contractual expiration of loss share coverage on three acquired portfolios covered by loss share agreements with the FDIC in the second half of 2014.
The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolios, for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.
TABLE 5 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Legacy loans	$10,147,037	3.88%	$8,643,859	4.04%	$9,942,937	3.88%	$8,485,170	4.05%
Acquired loans	2,855,525	6.09%	729,874	6.86%	2,235,945	6.36%	632,972	7.34%
Non-covered loans	13,002,562	4.37%	9,373,733	4.26%	12,178,882	4.34%	9,118,142	4.28%
Covered loans	295,162	15.48%	624,800	14.60%	256,743	14.76%	658,042	14.82%
FDIC loss share receivables	55,751	(52.50)%	131,375	(51.22)%	60,929	(43.78)%	142,940	(50.47)%
Covered loans, net of FDIC loss share receivables	350,913	3.24%	756,175	3.16%	317,672	3.54%	800,982	3.17%
Total loans and FDIC loss share receivables	$13,353,475	4.38%	$10,129,908	4.23%	$12,496,554	4.36%	$9,919,124	4.25%
Provision for Credit Losses
On a consolidated basis, the Company recorded a provision for loan losses of $14.1 million for the six months ended June 30, 2015, a $7.3 million increase from the provision recorded for the same period of 2014. The Company also recorded a provision for unfunded lending commitments of $1.4 million during the current year, included in “Credit and other loan-related expense” in the Company’s consolidated statements of comprehensive income. As a result, the Company’s total provision for credit losses was $15.5 million in the first six months of 2015, $8.6 million, or 123.7%, above the provision recorded in the first six months of 2014. The Company’s total provision for the first six months of 2015 included a $1.5 million provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) and a $12.6 million provision on legacy loans. Annualized quarter-to-date net charge-offs to average loans in the legacy portfolio were 0.14% as of June 30, 2015, compared to 0.06% as of December 31, 2014 and 0.04% as of June 30, 2014.
See the Asset Quality section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
The Company’s operating results for the three months ended June 30, 2015 included non-interest income of $61.5 million compared to $43.8 million for the same period of 2014. The increase in non-interest income was primarily a result of increases in mortgage income and service charges on deposit accounts. Non-interest income as a percentage of total gross revenue (defined as total interest and dividend income and non-interest income) in the second quarter of 2015 was 27.7% compared to 26.8% of total gross revenue in the second quarter of 2014.
In the second quarter of 2015, mortgage production increased due to the combination of a favorable rate environment and improved recruiting in key markets, which resulted in an $11.5 million increase in mortgage income over the second quarter of 2014. In the second quarter of 2015, the Company originated $700 million in mortgage loans, up $264 million, or 60.6%, from the year-ago quarter. The Company sold $663 million in mortgage loans, up $268 million, or 67.8% from the second quarter of 2014.
Service charges on deposit accounts increased $2.0 million in the second quarter of 2015 over the second quarter of 2014, due primarily to an increase in customers as a result of the Teche, First Private, Florida Bank Group and Old Florida acquisitions in the past twelve months.
Other fluctuations in non-interest income included modest increases in title revenue, ATM/debit card fee income, and gains on the sale of securities available for sale.
On a year-to-date basis, non-interest income increased $31.0 million to $110.4 million, compared to $79.4 million in 2014. The increase was primarily due to a $19.4 million, or 81.1%, increase in mortgage income and a $4.2 million, or 27.7%, increase in service charges on deposit accounts when comparing the periods.
Non-interest Expense
The Company’s results for the second quarter of 2015 include non-interest expense of $153.2 million, an increase of $26.1 million, or 20.5%, over the same period of 2014. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s recent investments in acquisitions, product expansion, and operating systems have led to increases in several components of non-interest expense.
Merger-related expenses totaled $12.7 million for the second quarter of 2015, an increase of $2.3 million compared to $10.4 million for the second quarter of 2014. Excluding merger-related and other non-operating expenses, non-interest expense would have increased $26.5 million. For the quarter, the Company’s efficiency ratio was 73.9%, but excluding non-operating income and expenses and the effect of amortization on intangibles, the Company’s tangible operating efficiency ratio would have been 65.3%, compared to 71.3% in the second quarter of 2014.
Salaries and employee benefits increased $15.2 million in the second quarter of 2015 when compared to the same period in 2014, primarily the result of increased staffing due to the growth of the Company. The Company completed four acquisitions since June 30, 2014 and had 3,215 full-time equivalent employees at the end of the second quarter of 2015, an increase of 455, or 16.5%, from the end of the second quarter of 2014.
Net occupancy and equipment expenses were up $1.3 million over the second quarter of 2014, primarily due to operating merger-related expenses, as the Company incurred increased rent and depreciation, signage, and other expenses in the current quarter related to the recently closed acquisitions. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes.
For the six months ended June 30, 2015, non-interest expense totaled $286.4 million, a $52.0 million, or 22.2%, increase from $234.4 million for the same period of 2014. Salaries and employee benefits expense increased $28.0 million, or 21.8%, over the first half of 2014, primarily attributable to the Company’s growth, including its recent acquisitions. In addition, merger-related expenses contributed $11.0 million to the increase. Excluding merger-related and other non-operating expenses, non-interest expense would have increased $43.8 million.

Income Taxes
For the three months ended June 30, 2015 and 2014, the Company recorded income tax expense of $14.4 million and $4.9 million, equating to an effective income tax rate of 31.8% and 23.3%, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded income tax expense of $25.4 million and $13.4 million, respectively, which resulted in an effective income tax rate of 31.2% for the first half of 2015 and 25.7% for the same period of 2014.
The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. The effective tax rate was negatively impacted by the increase in pre-tax income and the adoption of a new accounting standard during the first quarter of 2015 that requires investments in affordable housing projects be amortized into income tax expense as an offset to the income tax credits received from those investments. The post-merger effect of the 2015 acquisitions also contributed to the increase in the effective tax rate due to the upward movement in the Company's state effective tax rate given the higher statutory tax rates in Florida and Georgia.
FINANCIAL CONDITION
Earning Assets
Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. As a result of both acquired assets and organic growth, earning assets increased $3.1 billion, or 21.8%, since December 31, 2014.
The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company’s total loan portfolio increased $2.5 billion, or 21.9%, from year-end 2014 to $14.0 billion at June 30, 2015, which was driven by legacy loan growth of $726.8 million and acquired loans from Florida Bank Group, Old Florida and Georgia Commerce of $2.2 billion, offset slightly by a $177.9 million, or 40.0%, decrease in covered loans. By loan type, the increase was primarily driven by commercial loan growth of $2.0 billion during the first six months of 2015, 26.2% higher than at the end of 2014.
The major categories of loans outstanding at June 30, 2015 and December 31, 2014 are presented in the following tables, segregated into covered, acquired non-covered and legacy loans.
TABLE 6 – SUMMARY OF LOANS

	June 30, 2015
	Commercial		Residential Mortgage		Consumer and Other
(Dollars in thousands)	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered	$49,542	$13,122	$119,297	$—	$—	$83,243	$588	$814	$266,606
Acquired Non-Covered	1,699,122	557,736	415,224	18,590	191	488,825	—	108,716	3,288,404
Total Acquired	1,748,664	570,858	534,521	18,590	191	572,068	588	109,530	3,555,010
Legacy	4,138,519	3,400,184	567,415	49,082	322,767	1,399,005	73,726	444,855	10,395,553
Total	$5,887,183	$3,971,042	$1,101,936	$67,672	$322,958	$1,971,073	$74,314	$554,385	$13,950,563

	December 31, 2014
	Commercial		Residential Mortgage		Consumer and Other
(Dollars in thousands)	Real Estate	Business	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered	$189,126	$31,260	$128,024	$—	$—	$92,430	$648	$3,056	$444,544
Acquired Non-Covered	497,949	93,549	424,579	—	392	217,699	—	93,618	1,327,786
Total Acquired	687,075	124,809	552,603	—	392	310,129	648	96,674	1,772,330
Legacy	3,718,058	3,284,140	495,638	32,056	396,766	1,290,976	72,745	378,335	9,668,714
Total	$4,405,133	$3,408,949	$1,048,241	$32,056	$397,158	$1,601,105	$73,393	$475,009	$11,441,044

Loan Portfolio Components
The Company’s loan to deposit ratio at June 30, 2015 and December 31, 2014 was 86.5% and 91.4%, respectively. The percentage of fixed rate loans to total loans was 48.6% at both June 30, 2015 and December 31, 2014. The discussion below highlights activity by major loan type.
Commercial Loans
Total commercial loans increased $2.0 billion, or 26.2%, from December 31, 2014, with $2.2 billion, or 29.0%, in non-covered loan growth offset by a decrease in covered commercial loans of $157.7 million, or 71.6%. During the first six months of 2015, the Company’s non-covered acquired commercial loans increased $1.7 billion on a net basis primarily related to acquired commercial loans from Florida Bank Group, Old Florida and Georgia Commerce, as well as the movement of certain covered loans to non-covered acquired loans upon expiration of their loss share coverage period. Legacy commercial loan growth during the first six months of 2015 totaled $536.5 million. The Company continued to attract and retain commercial customers as commercial loans were 70.7% of the total loan portfolio at June 30, 2015, compared to 68.3% at December 31, 2014. Unfunded commitments on commercial loans, including approved loan commitments not yet funded, were $3.8 billion at June 30, 2015, an increase of $531.3 million, or 16.1%, when compared to year-end 2014.

Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues generated from the business of the borrower. Commercial real estate loans increased $1.5 billion, or 33.6%, during the first six months of 2015, driven by an increase in non-covered commercial real estate loans of $1.6 billion offset by a decrease of $139.6 million in covered loans. At June 30, 2015, commercial real estate loans totaled $5.9 billion, or 42.2% of the total loan portfolio, compared to 38.5% at December 31, 2014. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are maintained and usually limited to no more than 80% at the time of origination. In addition, the Company obtains personal guarantees of the principals as additional security for most commercial real estate loans.
Commercial business loans represent loans to commercial customers to finance general working capital needs, equipment purchases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans. As of June 30, 2015, commercial loans not secured by real estate totaled $4.0 billion, or 28.5% of the total loan portfolio. This represents a $562.1 million, or 16.5%, increase from December 31, 2014.
The following table details the Company’s commercial loans by state.
TABLE 7 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Other	Total
June 30, 2015
Covered	$—	$39,642	$1,020	$—	$—	$22,002	$—	$62,664
Non-Covered Acquired	329,524	1,134,191	30,814	41,739	—	621,787	98,803	2,256,858
Legacy	2,996,456	594,112	1,011,406	1,752,338	673,279	23,407	487,705	7,538,703
Total	$3,325,980	$1,767,945	$1,043,240	$1,794,077	$673,279	$667,196	$586,508	$9,858,225

December 31, 2014
Covered	$—	$220,386	$—	$—	$—	$—	$—	$220,386
Non-Covered Acquired	351,148	128,582	33,845	52,438	—	—	25,485	591,498
Legacy	3,015,447	342,246	901,705	1,633,162	676,691	—	432,947	7,002,198
Total	$3,366,595	$691,214	$935,550	$1,685,600	$676,691	$—	$458,432	$7,814,082

Energy-related Loans
The Company’s loan portfolio includes energy-related loans totaling $787.6 million outstanding at June 30, 2015, or 5.6% of total loans, compared to $880.6 million at December 31, 2014, a decrease of $93.0 million, or 10.6%. At June 30, 2015, exploration and production (“E&P”) loans accounted for 48.3% of energy-related loans and 53.4% of energy-related commitments. Midstream companies accounted for 18.3% of energy-related loans and 16.3% of energy commitments, while service company loans totaled 33.4% of energy-related loans and 30.3% of energy commitments.
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

Generally, service companies are the most affected by fluctuations in commodity prices, while midstream companies are least affected. Based on the composition of its portfolio at June 30, 2015, the Company believes most of its exposure is in areas of lower credit risk. The Company believes it has generally lent to borrowers in the energy industry that are neither heavily leveraged nor lack either liquidity or guarantor support at time of origination and the Company continues to monitor these levels post-origination. Further, the Company’s borrowers participate in a broadly diversified set of basins and a variety of oil and gas related activities.
The Company will continue to monitor its exposure to changes in energy commodity prices and related risks throughout 2015.
Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit sale in the secondary market. Larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan-to-value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. In the third quarter of 2012, the Company began to invest in loans that would be considered subprime (e.g., loans with a FICO score of less than 620) in order to facilitate compliance with relevant Community Reinvestment Act regulations. The Company expects to continue to invest in subprime loans through additional secondary market purchases, as well as direct originations, in 2015, albeit up to a limited amount. The Company did not make a significant investment in subprime loans during the first half of 2015.
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $89.3 million, or 8.3%, compared to December 31, 2014, the result of private banking originations and acquired mortgage loans.
Consumer and Credit Card Loans
The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At June 30, 2015, $2.9 billion, or 21.0%, of the total loan portfolio was comprised of consumer loans, compared to $2.5 billion, or 22.3%, at the end of 2014. Total consumer loans increased $376.1 million, or 14.8%, from December 31, 2014, primarily due to growth in home equity loans and lines of credit of $370.0 million.
In January 2015, the Company announced it would exit the indirect automobile lending business. The Company concluded compliance risk associated with these loans had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At June 30, 2015, indirect automobile loans totaled $323.0 million, 2.3% of the total loan portfolio. Based on current amortization rates and expected maturities, the vast majority of these loans will be exited within four years.
The remainder of the consumer loan portfolio at June 30, 2015 consisted of credit card loans, direct automobile loans and other personal loans, and comprised 4.5% of the overall loan portfolio.
Overall, the composition of the Company’s loan portfolio as of June 30, 2015 is consistent with the composition as of December 31, 2014.

Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 9, unscoreable consumer loans have been included with loans with FICO scores below 660. FICO scores reflect information available as of the Company’s most recent update.
TABLE 8 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Other	Total
June 30, 2015
Covered	$—	$75,241	$4,838	$—	$—	$4,566	$—	$84,645
Non-Covered Acquired	172,201	232,527	777	57,409	—	119,803	15,015	597,732
Legacy	973,898	218,463	237,849	106,913	237,808	3,110	462,312	2,240,353
Total	$1,146,099	$526,231	$243,464	$164,322	$237,808	$127,479	$477,327	$2,922,730

December 31, 2014
Covered	$—	$90,908	$5,226	$—	$—	$—	$—	$96,134
Non-Covered Acquired	186,147	30,671	830	75,473	—	—	18,588	311,709
Legacy	924,255	146,979	229,290	84,087	224,605	—	529,606	2,138,822
Total	$1,110,402	$268,558	$235,346	$159,560	$224,605	$—	$548,194	$2,546,665

TABLE 9 – CONSUMER LOANS BY FICO SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
June 30, 2015
Covered	$41,363	$22,518	$40,214	$(19,450)	$84,645
Non-Covered Acquired	84,096	160,571	370,285	(17,220)	597,732
Legacy	295,411	661,515	1,283,427	—	2,240,353
Total	$420,870	$844,604	$1,693,926	$(36,670)	$2,922,730

December 31, 2014
Covered	$43,005	$23,496	$50,522	$(20,889)	$96,134
Non-Covered Acquired	55,757	70,672	197,956	(12,676)	311,709
Legacy	405,243	538,361	1,195,218	—	2,138,822
Total	$504,005	$632,529	$1,443,696	$(33,565)	$2,546,665
Mortgage Loans Held for Sale
Loans held for sale increased $80.7 million, or 57.6%, to $220.8 million at June 30, 2015 compared to year-end 2014. The increase in the balance during the first six months of 2015 was a result of an increase in origination activity during the current quarter despite a slowdown of refinance activities. Thus far in 2015, the Company has originated $1.2 billion in mortgage loans, offset by sales of $1.1 billion.
Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Loan purchasers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, and documentation deficiencies. At June 30, 2015, mortgage loans held for sale subject to repurchase were immaterial. The Company has recorded a reserve of $0.8 million for potential repurchases at June 30, 2015. An insignificant number of loans have been returned to the Company.
Asset Quality
Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Selected asset quality measures and related discussion follow in Tables 10 through 13.

The Company utilizes an asset risk classification system in accordance with guidelines established by the FRB as part of its efforts to monitor commercial asset quality. In connection with their examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, reclassify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss,” all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectible and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Board Risk Committee of the Board of Directors periodically. Loans are placed on non-accrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of interest is deemed to be sufficient to warrant further accrual. When a loan is placed on non-accrual status, the accrual of interest income ceases and accrued but unpaid interest attributable to the current year is reversed against interest income. Accrued interest receivable attributable to the prior year is recorded as a charge-off to the allowance for credit losses.
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
Covered loans represent loans acquired through failed bank acquisitions and which continue to be covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. In addition to covered loans, the Company also accounts for loans formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as purchased impaired loans.
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

TABLE 10 – NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (LEGACY)

(Dollars in thousands)	June 30, 2015	December 31, 2014	Increase (Decrease)
Non-accrual loans:
Commercial and business banking	$34,063	$9,980	$24,083	241.3%
Mortgage	15,587	14,363	1,224	8.5%
Consumer and credit card	13,089	10,627	2,462	23.2%
Total non-accrual loans	62,739	34,970	27,769	79.4%
Accruing loans 90 days or more past due	3,584	754	2,830	375.3%
Total non-performing loans (1)	66,323	35,724	30,599	85.7%
OREO and foreclosed property (2)	20,028	21,243	(1,215)	(5.7)%
Total non-performing assets (1)	86,351	56,967	29,384	51.6%
Performing troubled debt restructuring (3)	17,853	1,430	16,423	1,148.5%
Total non-performing assets and troubled debt restructurings (1)	$104,204	$58,397	$45,807	78.4%
Non-performing loans to total loans (1) (4)	0.64%	0.37%
Non-performing assets to total assets (1) (4)	0.55%	0.41%
Non-performing assets and troubled debt restructurings to total assets (1) (4)	0.67%	0.42%
Allowance for credit losses to non-performing loans (4) (5)	146.20%	246.26%
Allowance for credit losses to total loans (4) (5)	0.93%	0.91%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at June 30, 2015 and December 31, 2014 include $12.6 million and $11.6 million, respectively, of former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for June 30, 2015 and December 31, 2014 include $17.4 million and $2.2 million, respectively, in troubled debt restructurings that do not meet non-performing asset criteria noted above.

(4)	Total loans, total non-performing loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.

(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.
Non-performing legacy loans were 0.64% of total legacy loans at June 30, 2015, 27 basis points higher than at December 31, 2014. Legacy non-performing assets were 0.55% of total legacy assets at June 30, 2015, 14 basis points higher than at December 31, 2014. The increase in legacy non-performing assets for the first six months of 2015 was due primarily to two legacy relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015. The Company believes it has sufficient reserves to address credit concerns associated with these loan relationships. Non-performing assets during the second quarter of 2015 also included one relationship totaling $3.4 million which regained current status subsequent to quarter-end. The Company’s reserve for credit losses as a percentage of legacy loans increased two basis points from 0.91% at December 31, 2014 to 0.93% at June 30, 2015.
The Company had gross charge-offs on legacy loans of $7.1 million during the six months ended June 30, 2015. Offsetting these charge-offs were recoveries of $2.0 million. As a result, net charge-offs on legacy loans for the first six months of 2015 were $5.1 million, or 0.10% of average loans, as compared to net charge-offs of $1.8 million, or 0.04%, for the first six months of 2014.

At June 30, 2015, excluding loans covered by the FDIC loss share agreements (see “Covered Loans” below), the Company had $183.2 million of commercial loans classified as substandard, $23.9 million of commercial loans classified as doubtful, and $34,000 in commercial loans classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified loans was 1.08% of total assets, 1.49% of total loans, and 1.51% of non-covered loans. At December 31, 2014, classified commercial loans totaled $112.2 million, or 0.71% of total assets, 0.98% of total loans, and 1.02% of non-covered loans. As with non-classified loans, a reserve for credit losses has been recorded for all substandard loans at June 30, 2015 according to the Company’s allowance policy.

In addition to the problem loans described above, excluding covered loans, there were $98.8 million of loans classified as special mention at June 30, 2015, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans increased $24.7 million, or 33.4%, from December 31, 2014, and is attributable primarily to acquisitions and organic loan growth.
Past Due Loans
Past due status is based on the contractual terms of loans. At June 30, 2015, total past due non-covered loans were 1.32% of total loans, an increase of 14 basis points from December 31, 2014. Including covered loans, total past due loans were 1.67% of total loans before discount adjustments at June 30, 2015 and 1.92% at December 31, 2014. Additional information on non-covered past due loans is presented in the following table.
TABLE 11 – PAST DUE NON-COVERED LOAN SEGREGATION

	June 30, 2015
	Legacy		Acquired		Total Non-covered
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$10,351	0.10%	$15,146	0.45%	$25,497	0.19%
60-89 days past due	4,634	0.04%	4,998	0.15%	9,632	0.07%
90-119 days past due	3,584	0.03%	153	—%	3,737	0.03%
120 days past due or more	—	—%	469	0.01%	469	—%
	18,569	0.18%	20,766	0.61%	39,335	0.29%
Non-accrual loans (1)	62,739	0.60%	78,327	2.33%	141,066	1.03%
Total past due loans	$81,308	0.78%	$99,093	2.94%	$180,401	1.32%

	December 31, 2014
	Legacy		Acquired		Total Non-covered
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$23,365	0.24%	$11,537	0.83%	$34,902	0.32%
60-89 days past due	6,202	0.06%	3,848	0.28%	10,050	0.09%
90-119 days past due	738	0.01%	567	0.04%	1,305	0.01%
120 days past due or more	16	—%	19	—%	35	—%
	30,321	0.31%	15,971	1.15%	46,292	0.42%
Non-accrual loans (1)	34,970	0.36%	48,885	3.51%	83,855	0.76%
Total past due loans	$65,291	0.67%	$64,856	4.66%	$130,147	1.18%

(1)	The acquired loans balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of non-accrual loans.

Total non-covered past due loans increased $50.3 million from December 31, 2014 to $180.4 million at June 30, 2015. The change was due to increases in total non-accrual loans of $57.2 million and accruing loans past due 90 days or more of $2.9 million, partially offset by a decrease of $9.8 million of loans past due 30-89 days.
Total legacy loans past due increased $16.0 million, or 24.5%, from December 31, 2014. The change was due primarily to increases in legacy non-accrual loans of $27.8 million and accruing loans past due 90 days or more of $2.8 million offset by decreases of $13.0 million of loans 30-59 days past due and $1.6 million of loans 60-89 days past due. The increase in legacy non-accrual loans was due primarily to two relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015.
Total acquired loans past due increased $34.2 million or 52.8%, from December 31, 2014 to $99.1 million at June 30, 2015. The change was primarily attributable to an increase of $28.7 million in non-accrual loans related to the movement of certain covered non-single family loans to non-covered acquired loans after the expiration of their loss share agreements in 2015.
Covered Loans
Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate acquired through these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. As a result of the loss protection provided by the FDIC, the risk of loss on the acquired loans and foreclosed real estate can be significantly different from those assets not covered under the loss share agreements.
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
TABLE 12 – PAST DUE COVERED LOAN SEGREGATION

	June 30, 2015		December 31, 2014
		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$3,192	0.96%	$3,277	0.63%
60-89 days past due	684	0.21%	2,912	0.56%
90-119 days past due	401	0.12%	368	0.07%
Total accruing loans	4,277	1.29%	6,557	1.27%
Non-accrual loans (1)	51,319	15.46%	85,831	16.61%
Total past due loans	$55,596	16.75%	$92,388	17.88%

(1)	This amount represents the outstanding balance of covered loans that would otherwise meet the Company’s definition of non-accrual loans.
Covered loans past due at June 30, 2015 totaled $55.6 million before discounts, a decrease of $36.8 million, or 39.8%, from December 31, 2014. The decrease is consistent with not only the overall decrease in the covered loan portfolio due to the expiration of certain loss share coverage agreements, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due covered loans at June 30, 2015 included $51.3 million in loans that would otherwise meet the Company’s definition of non-accrual loans and $4.3 million in accruing loans past due, of which $3.9 million were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.
Of the $36.8 million decrease in covered loans past due, loans past due 30 to 89 days decreased $2.3 million, or 37.4%, while non-performing loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of non-accrual loans) decreased $34.5 million, or 40.0%. These decreases were primarily a result of the movement of certain non-single family loans to non-covered acquired loans after the expiration of their loss sharing agreements in 2015 as well as loan payments during the first half of 2015.

Allowance for Credit Losses
During the second quarter of 2015, the Company did not substantively change any material aspect of its overall approach in the determination of the allowance for credit losses and there have been no material changes in assumptions or estimation techniques as compared to December 31, 2014. See the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
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
At June 30, 2015, the Company had an allowance for credit losses of $14.5 million to reserve for probable losses currently in the covered loan portfolio and $29.9 million to reserve for probable losses currently in the acquired loan portfolio that have arisen after the losses estimated at the respective acquisition dates. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at June 30, 2015 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.
The allowance for credit losses was $141.4 million at June 30, 2015, or 1.01% of total loans, $0.5 million lower than at December 31, 2014. The allowance for credit losses as a percentage of loans was 1.24% at December 31, 2014.
The decrease in the allowance was primarily related to a decrease in reserves on the covered portfolio. The allowance for credit losses on the covered portfolio decreased $1.5 million excluding the movement of allowance attributable to assets no longer covered under loss sharing agreements. The decrease was primarily due to a change in expected cash flows on certain of the acquired loan pools during the first six months of 2015.
The allowance for credit losses on the legacy portfolio increased $9.0 million, or 10.2%, since December 31, 2014, primarily due to the additional allowance on $726.8 million in legacy loan growth in the first six months of 2015. Legacy non-accrual and classified loans also increased during the first half of 2015 by $27.8 million and $49.1 million, respectively, when compared to year-end 2014, primarily due to two legacy relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015.
At June 30, 2015 and December 31, 2014, excluding the acquired loan portfolios, the allowance for loan losses covered non-performing loans 1.3 times and 2.1 times, respectively. Including acquired non-covered loans, the allowance for loan losses covered 63.0% and 65.6% of total past due and non-accrual loans at June 30, 2015 and December 31, 2014.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.
TABLE 13 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	June 30, 2015				June 30, 2014
	Non-covered loans				Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$76,174	$9,193	$44,764	$130,131	$67,342	$4,557	$71,175	$143,074
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	12,631	791	(130)	13,292	5,078	(1,085)	(740)	3,253
Adjustment attributable to FDIC loss share arrangements	—	—	843	843	—	—	3,598	3,598
Net provision for (reversal of) loan losses	12,631	791	713	14,135	5,078	(1,085)	2,858	6,851
Adjustment attributable to FDIC loss share arrangements	—	—	(843)	(843)	—	—	(3,598)	(3,598)
Transfer of balance to OREO	—	(333)	(289)	(622)	—	(523)	(5,085)	(5,608)
Transfer of balance to non-covered	—	28,700	(28,700)	—	—	—	—	—
Loans charged-off	(7,114)	(8,686)	(1,130)	(16,930)	(5,198)	(182)	(5,393)	(10,773)
Recoveries	2,032	238	8	2,278	3,426	109	38	3,573
Allowance for loans losses at end of period	83,723	29,903	14,523	128,149	70,648	2,876	59,995	133,519
Reserve for unfunded commitments at beginning of period	11,801	—	—	11,801	11,147	—	—	11,147
Provision for unfunded lending commitments	1,443	—	—	1,443	113	—	—	113
Reserve for unfunded commitments at end of period	13,244	—	—	13,244	11,260	—	—	11,260
Allowance for credit losses at end of period	$96,967	$29,903	$14,523	$141,393	$81,908	$2,876	$59,995	$144,779

FDIC Loss Share Receivable
As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable decreased $19.1 million, or 27.5%, from $69.6 million at December 31, 2014 to $50.5 million at June 30, 2015. The decrease is due primarily to amortization of $13.4 million, submission of reimbursable losses to the FDIC of $3.2 million and OREO cash flow improvements of $1.7 million. See Note 7 to the consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.

Investment Securities
Investment securities increased by $238.8 million, or 10.5%, since December 31, 2014 to $2.5 billion at June 30, 2015 due to both acquired investment securities and open-market security purchases. Investment securities approximated 13.1% and 14.4% of total assets at June 30, 2015 and December 31, 2014, respectively. Investment securities decreased to 15.3% of average earnings assets in the first six months of 2015 compared to 17.0% for the same period of 2014.
All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At June 30, 2015, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
The Company assesses the nature of the losses in its investment portfolio at least quarterly to determine if there are losses that are deemed other-than-temporary. Based on its analysis, the Company concluded no declines in the market value of the

Company’s investment securities are deemed to be other-than-temporary at June 30, 2015 and December 31, 2014. Note 4 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.
Short-term Investments
Short-term investments result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current Federal Reserve and FHLB discount rate. The balance in interest-bearing deposits at other institutions of $591.0 million at June 30, 2015 increased $294.9 million, or 99.6%, from December 31, 2014. The increase was primarily due to the acquired deposits as a result of the Florida Bank Group, Old Florida and Georgia Commerce acquisitions. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.
FUNDING SOURCES
Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Short-term and long-term borrowings have become an important funding source as the Company has grown. Other funding sources include junior subordinated debt and shareholders’ equity. Refer to the “Liquidity” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of 2015.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first six months of 2015, total deposits increased $3.6 billion, or 29%, totaling $16.1 billion at June 30, 2015. Total non-interest-bearing deposits increased $971.4 million, or 30%, and interest-bearing deposits increased $2.6 billion, or 28%, from December 31, 2014. Acquired deposits of $2.7 billion from Florida Bank Group, Old Florida and Georgia Commerce accounted for the majority of the increase from year-end 2014, while $909.0 million, or 25% of the total growth from December 31, 2014, was a result of organic deposit growth.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.

TABLE 14 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	June 30, 2015		December 31, 2014		$ Change	% Change
Non-interest-bearing deposits	$4,166,850	25.8%	$3,195,430	25.5%	$971,420	30.4%
NOW accounts	2,623,697	16.3	2,462,841	19.7	160,856	6.5
Money market accounts	6,199,405	38.5	4,168,504	33.3	2,030,901	48.7
Savings accounts	725,633	4.5	577,513	4.6	148,120	25.6
Certificates of deposit	2,403,956	14.9	2,116,237	16.9	287,719	13.6
Total deposits	$16,119,541	100.0%	$12,520,525	100.0%	$3,599,016	28.7%
From a market perspective, total deposit growth (excluding acquired deposits) was seen primarily in the Houston, Birmingham, Dallas and Shreveport markets. Houston's customer deposits increased $391.2 million, or 37.4%, during the first six months of 2015, while total deposits in the Birmingham market increased $93.2 million, or 19.3%, since the end of 2014. Dallas had year-to-date customer deposit growth of $73.5 million, or 102.5%. The Shreveport market experienced total customer deposit growth of $68.7 million, or 43.4%.
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

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.65%. The following table details the average and ending balances of repurchase transactions as of and for the three months ending June 30:
TABLE 15 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2015	2014
Average balance	$236,305	$274,681
Ending balance	209,004	296,741
Total short-term borrowings decreased $577.4 million, or 68.3%, from December 31, 2014, to $268.3 million at June 30, 2015, a result of decreases of $543.7 million in FHLB advances outstanding and $33.7 million in repurchase agreements. On a quarter-to date average basis, short-term borrowings decreased $251.6 million, or 35.3%, from the fourth quarter of 2014. The decrease in the average outstanding balance was largely due to the repayment of FHLB advances during the first and second quarters of 2015.
Total short-term borrowings were 1.6% of total liabilities and 43.9% of total borrowings at June 30, 2015 compared to 6.1% and 67.7%, respectively, at December 31, 2014. On an average basis, short-term borrowings were 2.8% of total liabilities and 50.8% of total borrowings in the second quarter of 2015, compared to 7.3% and 74.9%, respectively, during the same period of 2014.
The weighted average rate paid on short-term borrowings was 0.19% during the second quarter of 2015, up three basis points compared to 0.16% in the second quarter of 2014.

Long-term Debt

Long-term debt decreased $60.9 million to $342.3 million at June 30, 2015 from $403.3 million at December 31, 2014 due to payments on FHLB borrowings of approximately $180 million as part of a deleveraging strategy, partially offset by borrowings acquired from bank acquisitions during the period. The Company incurred approximately $1.3 million of loss on early extinguishment of debt. On a period-end basis, long-term debt was 2.0% and 2.9% of total liabilities at June 30, 2015 and December 31, 2014, respectively.
On average, long-term debt increased to $447.0 million in the second quarter of 2015, $142.3 million, or 46.7%, higher than for the second quarter of 2014, primarily due to the acquisitions completed over the past 12 months. Average long-term debt was 2.8% of total liabilities during the current quarter, compared to 2.5% during the second quarter of 2014.
Long-term debt at June 30, 2015 included $141.7 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt, and $80.5 million in notes payable on investments in new market tax credit entities. Interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common shareholders. The junior subordinated debt is redeemable by the Company in whole or in part after five years, or earlier under certain circumstances.
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

At June 30, 2015 and December 31, 2014, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 16 – REGULATORY CAPITAL RATIOS

	Well-Capitalized Minimums	June 30, 2015	December 31, 2014
IBERIABANK Corporation		Actual	Actual
Tier 1 Leverage	N/A	9.24%	9.36%
Common Equity Tier 1 (CET1)	N/A	9.89	N/A
Tier 1 risk-based capital	N/A	10.07	11.18
Total risk-based capital	N/A	11.49	12.31
IBERIABANK
Tier 1 Leverage	5.00%	9.01%	8.44%
Common Equity Tier 1 (CET1)	6.50	9.82	N/A
Tier 1 risk-based capital	8.00	9.82	10.08
Total risk-based capital	10.00	10.69	11.21
The decrease in IBERIABANK Corporation’s risk-based capital ratios from December 31, 2014 was due to the full implementation of risk weightings according to BASEL III capital requirements. Also affecting capital ratios at June 30, 2015 were (i) a decrease in covered assets due to the expiration of loss share coverage on January 1, 2015, thereby increasing the risk weighting associated with those assets and (ii) a partial phase-out of the Company's junior subordinated debt. For these reasons, the Company’s consolidated Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio decreased 12, 111 and 82 basis points, respectively, from year-end 2014.
At December 31, 2014, $108.5 million of the Company’s junior subordinated debt was included as Tier 1 capital in the Company’s risk-based capital ratios above. Effective January 1, 2015, 75% of the Company’s junior subordinated debt was excluded from Tier 1 capital. The remaining 25% will be excluded effective January 1, 2016. The Company’s junior subordinated debt excluded from Tier 1 capital at June 30, 2015 is included as Tier 2 capital, a component of total risk-based capital above.
For additional information regarding the Company's junior subordinated debt, see Note 16 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

On August 5, 2015, the Company issued an aggregate of 3,200,000 depositary shares (the “Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.625% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, (“Series B Preferred Stock”), with a liquidation preference of $10,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share) which represents $80,000,000 in aggregate liquidation preference.
Had the issuance of the Series B Preferred Stock occurred prior to June 30, 2015, the Company estimates the issuance would have increased IBERIABANK Corporation's Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratios at June 30, 2015 by 48 basis points, 48 basis points, and 44 basis points, respectively.

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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing needs. Certificates of deposit scheduled to mature in one year or less at June 30, 2015 totaled $1.8 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the

Company. Additionally, the majority of the investment securities portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.5 billion in the investment securities portfolio, $1.3 billion is unencumbered and $1.2 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced significant cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2015, the Company had $201.0 million of outstanding FHLB advances, $59.3 million of which was short-term and $141.7 million was long-term. Additional FHLB borrowing capacity at June 30, 2015 amounted to $3.9 billion. At June 30, 2015, the Company also had a $25.0 million one-year line of credit available with an unaffiliated bank. The Company and IBERIABANK also have various funding arrangements with commercial banks providing up to $130.0 million in the form of federal funds and other lines of credit. At June 30, 2015, there were no balances outstanding on these lines and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at June 30, 2015 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.
ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings and capital position.
The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest income and on the net present value of the Company’s earning assets and interest-bearing liabilities. Management and the Board are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulation and asset/liability net present value sensitivity analyses. The Company uses financial modeling to measure the impact of changes in interest rates on the net interest margin and to predict market risk. Estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. These analyses provide a range of potential impacts on net interest income and portfolio equity caused by interest rate movements.

Included in the modeling are instantaneous parallel rate shift scenarios, which are utilized to establish exposure limits. These scenarios are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount, rather than a gradual rate shift over a period of time that has traditionally been more realistic.

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2015, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.
TABLE 17 – INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income (Yr 1)
+ 200	9.9%
+ 100	4.8%
- 100	(1.0)%
- 200	(3.8)%
The influence of using the forward curve as of June 30, 2015 as a basis for projecting the interest rate environment would approximate a 1.6% increase in net interest income over the next 12 months. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in depositor behavior.
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
TABLE 18 – REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	3Q 2015	4Q 2015	1Q 2016	2Q 2016	Total less than one year
Investment securities	$106,296	$74,990	$62,562	$62,185	$306,033
Covered loans	102,574	41,031	49,834	31,727	225,166
Non-covered loans:
Fixed rate loans	474,108	417,747	373,447	408,218	1,673,520
Variable rate loans	6,370,394	112,140	49,294	67,168	6,598,996
Total non-covered loans	6,844,502	529,887	422,741	475,386	8,272,516
Total loans	6,947,076	570,918	472,575	507,113	8,497,682
	$7,053,372	$645,908	$535,137	$569,298	$8,803,715
Note: Amounts exclude the repricing of assets from prior periods, as well as nonaccrual loans and market value adjustments.
As part of its asset/liability management strategy, the Company has emphasized the origination of loans with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loan originations are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of June 30, 2015, $7.2 billion, or 51.4%, of the Company’s total loan portfolio had adjustable interest rates. IBERIABANK had no significant concentration to any single borrower or industry segment at June 30, 2015.

The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At June 30, 2015, 85% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 83% at December 31, 2014. Non-interest-bearing transaction accounts were 25.8% and 25.5% of total deposits at June 30, 2015 and December 31, 2014, respectively.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 19 – REPRICING OF LIABILITIES

(Dollars in thousands)	3Q 2015	4Q 2015	1Q 2016	2Q 2016	Total less than one year
Time deposits	$750,831	$394,213	$330,595	$370,200	$1,845,839
Short-term borrowings	258,304	10,000	—	—	268,304
Long-term debt	131,615	1,740	1,738	11,704	146,797
	$1,140,750	$405,953	$332,333	$381,904	$2,260,940
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
IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to have a significant impact on the Company's financial condition or results of operations in 2015.
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

TABLE 20 – RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2015			June 30, 2014
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (2)	Per share (1) (3)	Pre-tax	After-tax (2)	Per share (1) (3)
Net income (GAAP)	$45,191	$30,836	$0.79	$21,154	$16,217	$0.53
Non-interest expense adjustments:
Merger-related expenses	12,732	8,392	0.22	10,419	6,840	0.22
Severance expenses	406	264	0.01	5,466	3,553	0.11
Loss on sale of long-lived assets, net of impairment	1,571	1,021	0.03	1,247	811	0.03
Other non-operating non-interest expense	2,050	1,333	0.03	12	8	—
Total non-operating, non-interest expenses adjustments	16,759	11,010	0.29	17,144	11,212	0.36
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(1,266)	(823)	(0.02)	(9)	(6)	—
Operating earnings (non-GAAP)	60,684	41,023	1.05	38,289	27,423	0.89
Provision for loan losses	8,789	5,713	0.15	4,748	3,087	0.10
Pre-provision operating earnings (non-GAAP)	$69,473	$46,736	$1.20	$43,037	$30,510	$0.99

(1)	Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 in the current period.

(2)	Diluted per share amounts may not appear to foot due to rounding.

(3)	After-tax amounts computed using a marginal tax rate of 35%.

	Six Months Ended
	June 30, 2015			June 30, 2014
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (2)	Per share (1) (3)	Pre-tax	After-tax (2)	Per share (1) (3)
Net income (GAAP)	$81,396	$55,962	$1.54	$51,906	$38,553	$1.27
Non-interest expense adjustments:
Merger-related expenses	22,028	14,531	0.40	11,009	7,224	0.24
Severance expenses	447	291	0.01	5,586	3,631	0.12
Loss on sale of long-lived assets, net of impairment	2,150	1,397	0.04	1,782	1,158	0.04
Other non-operating non-interest expense	2,500	1,625	0.05	574	373	0.01
Total non-operating, non-interest expenses adjustments	27,125	17,844	0.50	18,951	12,386	0.41
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(1,655)	(1,075)	(0.03)	(1,800)	(1,698)	(0.05)
Operating earnings (non-GAAP)	106,866	72,731	2.00	69,057	49,241	1.63
Provision for loan losses	14,134	9,188	0.26	6,851	4,453	0.15
Pre-provision operating earnings (non-GAAP)	$121,000	$81,919	$2.26	$75,908	$53,694	$1.78

(1)	Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 in the current period.

(2)	Diluted per share amounts may not appear to foot due to rounding.

(3)	After-tax amounts computed using a marginal tax rate of 35%.

	As of and For the Three Months Ended June 30
(Dollars in thousands)	2015	2014
Net interest income (GAAP)	$145,677	$109,273
Add: Effect of tax benefit on interest income	1,996	2,191
Net interest income (TE) (Non-GAAP)	$147,673	$111,464
Non-interest income (GAAP)	$61,513	$43,761
Add: Effect of tax benefit on non-interest income	579	503
Non-interest income (TE) (Non-GAAP)	$62,092	$44,264
Non-interest expense (GAAP)	$153,209	$127,132
Less: Intangible amortization expense	2,155	1,347
Tangible non-interest expense (Non-GAAP)	$151,054	$125,785
Net income (GAAP)	30,836	$16,217
Add: Effect of intangible amortization, net of tax	1,401	876
Cash earnings (Non-GAAP)	$32,237	$17,093
Total assets (GAAP)	$19,238,928	$15,322,457
Less: Intangible assets, net	765,813	553,100
Total tangible assets (Non-GAAP)	$18,473,115	$14,769,357
Average assets (Non-GAAP)	$18,445,286	$14,041,182
Less: Average intangible assets, net	708,085	465,892
Total average tangible assets (Non-GAAP)	$17,737,201	$13,575,290
Total shareholders’ equity (GAAP)	$2,365,284	$1,796,283
Less: intangible assets, net	765,813	553,100
Total tangible shareholders’ equity (Non-GAAP)	$1,599,471	$1,243,183
Average shareholders’ equity (Non-GAAP)	$2,232,126	$1,631,664
Less: Average intangible assets, net	708,085	465,892
Average tangible shareholders’ equity (Non-GAAP)	$1,524,041	$1,165,772
Return on average assets (GAAP)	0.67%	0.46%
Add: Effect of non-operating revenues and expenses	0.22	0.32
Return on average operating assets (Non-GAAP)	0.89%	0.78%
Return on average equity (GAAP)	5.54%	3.99%
Add: Effect of intangibles	2.93	1.89
Add: Effect of non-operating revenues and expenses	2.67%	3.84
Return on average operating tangible common equity (Non-GAAP)	11.14%	9.72%
Efficiency ratio (GAAP)	73.9%	83.1%
Less: Effect of tax benefit related to tax-exempt income	0.9	1.5
Efficiency ratio (TE) (Non-GAAP)	73.0%	81.6%
Less: Effect of amortization of intangibles	1.0	0.9
Less: Effect of non-operating items	7.6	10.9
Tangible operating efficiency ratio (TE) (Non-GAAP)	64.4%	69.8%
Cash Yield:
Earning assets average balance (GAAP)	$16,688,287	$12,687,971
Add: Adjustments	84,549	30,318
Earning assets average balance, as adjusted (Non-GAAP)	$16,772,836	$12,718,289
Net interest income (GAAP)	$145,677	$109,273
Add: Adjustments	(8,973)	392
Net interest income, as adjusted (Non-GAAP)	$136,704	$109,665
Yield, as reported	3.52%	3.49%
Add: Adjustments	(0.23)%	0.01%
Yield, as adjusted (Non-GAAP)	3.29%	3.50%

 Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 in the current period.

(1)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.

(2)	Tangible calculations eliminate the effect of goodwill and acqusition-related intangibles and the corresponding amortization expense on a tax-effected basis were applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Available-for-sale securities
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
Cameron	Cameron Bancshares, Inc.
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FICO	Fair Isaac Corporation
First Private	First Private Holdings, Inc
FHLB	Federal Home Loan Bank
Florida Bank Group	Florida Bank Group, Inc
Florida Gulf	Florida Gulf Bancorp, Inc.
FRB	Board of Governors of the Federal Reserve System
FTC	Florida Trust Company
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commerce	Georgia Commerce Bancshares, Inc.
GSE	Government-sponsored enterprises
HTM	Held-to-maturity
Legacy loans	Loans that were originated directly by the Company
LIBOR	London Interbank Borrowing Offered Rate
MSA	Metropolitan statistical area
NPA	Non-performing asset
Old Florida	Old Florida Bancshares, Inc.
OMNI	Omni Bancshares, Inc.
OREO	Other real estate owned
Parent	IBERIABANK Corporation
RULC	Reserve for unfunded lending commitments
SEC	Securities and Exchange Commission
Teche	Teche Holding Company
TDR	Troubled debt restructuring
Trust One-Memphis	Trust One Bank (Memphis Operations)
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2014 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015. Additional information at June 30, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No. 3.1	Articles of Incorporation, As Amended.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: August 10, 2015	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 10, 2015	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer