Form 10-Q
period 2015-09-30
IBERIABANK CORP
filed 2015-11-06
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2015, the Registrant had 41,133,561 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$370,657	$251,994
Interest-bearing deposits in banks	311,615	296,101
Total cash and cash equivalents	682,272	548,095
Securities available for sale, at fair value	2,827,805	2,158,853
Securities held to maturity (fair values of $100,611 and $119,481, respectively)	98,330	116,960
Mortgage loans held for sale ($202,168 and $139,950 recorded at fair value, respectively)	202,168	140,072
Loans covered by loss share agreements	253,541	444,544
Non-covered loans, net of unearned income	13,863,478	10,996,500
Total loans, net of unearned income	14,117,019	11,441,044
Allowance for loan losses	(130,254)	(130,131)
Loans, net	13,986,765	11,310,913
FDIC loss share receivables	43,443	69,627
Premises and equipment, net	333,273	307,159
Goodwill	719,463	517,526
Other assets	640,706	588,699
Total Assets	$19,534,225	$15,757,904

Liabilities
Deposits:
Non-interest-bearing	$4,392,808	$3,195,430
Interest-bearing	11,910,257	9,325,095
Total deposits	16,303,065	12,520,525
Short-term borrowings	222,460	845,742
Long-term debt	341,973	403,254
Other liabilities	183,526	136,235
Total Liabilities	17,051,024	13,905,756
Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 8,000 and 0 shares issued and outstanding, respectively	8	—
Common stock, $1 par value - 100,000,000 shares and 50,000,000 shares authorized, respectively; 41,128,766 and 35,262,901 shares issued and outstanding, respectively	41,129	35,263
Additional paid-in capital	1,871,016	1,398,633
Retained earnings	554,065	496,573
Accumulated other comprehensive income	16,983	7,525
Treasury stock at cost - 0 and 1,809,497 shares, respectively	—	(85,846)
Total Shareholders’ Equity	2,483,201	1,852,148
Total Liabilities and Shareholders’ Equity	$19,534,225	$15,757,904

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest and Dividend Income
Loans, including fees	$159,915	$145,472	$443,441	$390,044
Mortgage loans held for sale, including fees	1,847	1,594	4,742	3,953
Investment securities:
Taxable interest	12,184	9,552	33,906	28,411
Tax-exempt interest	1,546	1,442	4,111	4,500
Amortization of FDIC loss share receivable	(5,600)	(25,120)	(19,011)	(61,393)
Other	1,185	853	3,018	2,024
Total interest and dividend income	171,077	133,793	470,207	367,539
Interest Expense
Deposits:
NOW and MMDA	7,968	5,046	19,409	13,353
Savings	217	88	525	235
Time deposits	5,039	3,983	14,410	10,009
Short-term borrowings	116	406	699	1,022
Long-term debt	2,620	2,519	8,566	7,488
Total interest expense	15,960	12,042	43,609	32,107
Net interest income	155,117	121,751	426,598	335,432
Provision for loan losses	5,062	5,714	19,197	12,565
Net interest income after provision for loan losses	150,055	116,037	407,401	322,867
Non-interest Income
Mortgage income	20,730	14,263	63,999	38,150
Service charges on deposit accounts	11,342	10,205	30,766	25,421
Title revenue	6,627	5,577	17,402	15,007
ATM/debit card fee income	3,562	3,287	10,420	8,691
Income from bank owned life insurance	1,093	1,047	3,260	4,423
Gain on sale of available for sale securities	280	582	1,569	609
Broker commissions	3,839	5,297	13,462	14,823
Other non-interest income	10,005	6,854	27,012	19,430
Total non-interest income	57,478	47,112	167,890	126,554
Non-interest Expense
Salaries and employee benefits	82,416	64,934	239,131	193,641
Net occupancy and equipment	17,987	14,883	51,613	44,977
Impairment of FDIC loss share receivables and other long-lived assets	1,896	4,741	1,884	5,378
Communication and delivery	3,420	2,525	10,164	8,756
Marketing and business development	3,260	2,624	11,003	8,886
Data processing	6,727	5,693	27,928	21,196
Professional services	5,825	4,267	18,657	13,575
Credit and other loan related expense	5,241	4,569	14,154	11,208
Insurance	4,614	3,846	12,402	10,518
Travel and entertainment	2,248	2,289	7,489	6,745
Other non-interest expense	11,334	9,741	36,905	29,599
Total non-interest expense	144,968	120,112	431,330	354,479
Income before income tax expense	62,565	43,037	143,961	94,942
Income tax expense	20,090	12,144	45,524	25,497
Net Income	$42,475	$30,893	$98,437	$69,445
Income Available to Common Shareholders - Basic	$42,475	$30,893	$98,437	$69,445
Earnings Allocated to Unvested Restricted Stock	(492)	(462)	(1,171)	(1,114)
Earnings Allocated to Common Shareholders	41,983	30,431	97,266	68,331
Earnings per common share - Basic	$1.04	$0.93	$2.60	$2.22
Earnings per common share - Diluted	1.03	0.92	2.59	2.21
Cash dividends declared per common share	0.34	0.34	1.02	1.02
Comprehensive Income
Net Income	$42,475	$30,893	$98,437	$69,445
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $6,681, $2,461, $5,843 and $8,955, respectively)	12,408	(4,571)	10,852	16,631
Reclassification adjustment for gains included in net income (net of tax effects of $98, $204, $549 and $213, respectively)	(182)	(378)	(1,020)	(396)
Unrealized gains (losses) on securities, net of tax	12,226	(4,949)	9,832	16,235
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $1,837, $0, $201 and $0, respectively)	(3,412)	—	(374)	—
Reclassification adjustment for losses included in net income	—	—	—	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	(3,412)	—	(374)	—
Other comprehensive income (loss), net of tax	8,814	(4,949)	9,458	16,235
Comprehensive Income	$51,289	$25,944	$107,895	$85,680

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Preferred Stock		Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	31,917,385	$31,917	$1,178,284	$435,508	$(16,491)	$(98,872)	$1,530,346
Net income	—	—	—	—	—	69,445	—	—	69,445
Other comprehensive income	—	—	—	—	—	—	16,235	—	16,235
Cash dividends declared, $1.02 per share	—	—	—	—	—	(32,943)	—	—	(32,943)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	—	—	2,168	—	—	6,831	8,999
Common stock issued for acquisitions	—	—	3,345,516	3,346	211,319	—	—	—	214,665
Common stock issued for recognition and retention plans	—	—	—	—	(6,080)	—	—	6,080	—
Share-based compensation cost	—	—	—	—	8,927	—	—	—	8,927
Balance, September 30, 2014	—	$—	35,262,901	$35,263	$1,394,618	$472,010	$(256)	$(85,961)	$1,815,674

Balance, December 31, 2014	—	$—	35,262,901	$35,263	$1,398,633	$496,573	$7,525	$(85,846)	$1,852,148
Net income	—	—	—	—	—	98,437	—	—	98,437
Other comprehensive income	—	—	—	—	—	—	9,458	—	9,458
Cash dividends declared, $1.02 per share	—	—	—	—	—	(40,945)	—	—	(40,945)
Reclassification of treasury stock under the LBCA (1)	—	—	(1,809,497)	(1,809)	(84,037)	—	—	85,846	—
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	200,958	201	1,547	—	—	—	1,748
Common stock issued for acquisitions	—	—	7,474,404	7,474	467,279	—	—	—	474,753
Preferred stock issued	8,000	8	—	—	77,455	—	—	—	77,463
Share-based compensation cost	—	—	—	—	10,139	—	—	—	10,139
Balance, September 30, 2015	8,000	$8	41,128,766	$41,129	$1,871,016	$554,065	$16,983	$—	$2,483,201

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

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$98,437	$69,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,839	12,241
Amortization of purchase accounting adjustments, net	(14,657)	7,129
Provision for loan losses	19,197	12,565
Share-based compensation cost	10,139	8,927
Gain on sale of assets, net	(2,384)	7
Gain on sale of available for sale securities	(1,569)	(609)
Gain on sale of OREO, net	(3,216)	(3,253)
Impairment of FDIC loss share receivables and other long-lived assets	1,884	5,378
Amortization of premium/discount on securities, net	13,217	10,248
Provision (benefit) for deferred income taxes	3,244	(24,328)
Originations of mortgage loans held for sale	(1,880,856)	(1,218,684)
Proceeds from sales of mortgage loans held for sale	1,887,468	1,234,694
Gain on sale of mortgage loans held for sale, net	(60,109)	(41,412)
Tax benefit associated with share-based payment arrangements	(408)	(1,163)
Change in other assets, net of other assets acquired	25,633	23,514
Other operating activities, net	15,493	(14,914)
Net Cash Provided by Operating Activities	123,352	79,785
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	212,278	20,531
Proceeds from maturities, prepayments and calls of available for sale securities	367,064	413,069
Purchases of available for sale securities	(934,638)	(540,197)
Proceeds from maturities, prepayments and calls of held to maturity securities	17,937	32,880
Reimbursement of recoverable covered asset losses from (to) the FDIC	1,429	(457)
Increase in loans, net	(491,545)	(476,329)
Proceeds from sale of premises and equipment	9,113	6,217
Purchases of premises and equipment, net of premises and equipment acquired	(14,144)	(26,587)
Proceeds from disposition of OREO	38,739	69,124
Cash paid for additional investment in tax credit entities	(7,868)	(10,384)
Cash received in excess of cash paid for acquisitions	425,581	188,803
Other investing activities, net	14,695	(16,073)
Net Cash Used in Investing Activities	(361,359)	(339,403)
Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	1,092,943	497,970
Net change in short-term borrowings, net of borrowings acquired	(624,811)	77,338
Proceeds from long-term debt	63,125	4,637
Repayments of long-term debt	(200,031)	(21,012)
Cash dividends paid on common stock	(38,334)	(31,701)
Proceeds from common stock transactions	4,825	11,141
Payments to repurchase common stock	(3,404)	(3,307)
Net proceeds from issuance of preferred stock	77,463	—
Tax benefit associated with share-based payment arrangements	408	1,163
Net Cash Provided by Financing Activities	372,184	536,229
Net Increase in Cash and Cash Equivalents	134,177	276,611
Cash and Cash Equivalents at Beginning of Period	548,095	391,396
Cash and Cash Equivalents at End of Period	$682,272	$668,007
Supplemental Schedule of Noncash Activities
Acquisition of real estate in settlement of loans	$14,921	$20,219
Common stock issued in acquisitions	$474,753	$214,665
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$42,899	$30,984
Income taxes, net	$28,929	$42,933

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for IBERIABANK Corporation (the “Company”) previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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
Louisiana Business Corporation Act
Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act (which replaced the Louisiana Business Corporation Law). Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, shares previously classified as treasury stock are presented as a reduction to issued shares of common stock in the consolidated financial statements as of September 30, 2015, reducing the stated value of common stock and additional paid-in capital.
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
ASU No. 2015-16
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.

ASU No. 2015-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company adopted this guidance effective September 30, 2015. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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
The Company acquired all of the outstanding common stock of the former Florida Bank Group shareholders for total consideration of $90.5 million, which resulted in goodwill of $16.7 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence in the Tampa, Tallahassee and Jacksonville areas of Florida through the addition of 12 bank offices and an experienced in-market team that enhances IBERIABANK’s ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	752,493	$47,497
Total equity consideration		47,497
Non-Equity consideration
Cash		42,988
Total consideration paid		90,485
Fair value of net assets assumed including identifiable intangible assets		73,736
Goodwill		$16,749
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
The Company acquired all of the outstanding common stock of the former Old Florida shareholders for total consideration of $253.2 million, which resulted in goodwill of $99.5 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence into the Orlando, Florida MSA through the addition of 14 bank offices and an experienced in-market team. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	3,839,554	$242,007
Total equity consideration		242,007
Non-Equity consideration
Cash		11,145
Total consideration paid		253,152
Fair value of net assets assumed including identifiable intangible assets		153,621
Goodwill		$99,531

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
The Company acquired all of the outstanding common stock of the former Georgia Commerce shareholders for total consideration of $190.3 million, which resulted in goodwill of $81.2 million, as shown in the table below. With this acquisition, IBERIABANK expanded its presence into the Atlanta, Georgia MSA through the addition of nine bank offices and an experienced in-market team. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,882,357	$185,249
Total equity consideration		185,249
Non-Equity consideration
Cash		5,015
Total consideration paid		190,264
Fair value of net assets assumed including identifiable intangible assets		109,024
Goodwill		$81,240
The Company accounted for the aforementioned business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The following purchase price allocations on these acquisitions are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. In conjunction with the adoption of ASU 2015-16 as of September 30, 2015, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition dates, the Company will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Information regarding the Company’s loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances, among other assets and liabilities recorded in the acquisitions may be adjusted as the Company refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.

The acquired assets and liabilities, as well as the preliminary adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables.

Florida Bank Group
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by the Company
Assets
Cash and cash equivalents	$72,982	$—		$72,982
Investment securities	107,236	136	(1)	107,372
Loans	312,902	(7,073)	(2)	305,829
Other real estate owned	498	(75)	(3)	423
Core deposit intangible	—	4,489	(4)	4,489
Deferred tax asset, net	19,889	9,232	(5)	29,121
Other assets	29,810	(8,949)	(6)	20,861
Total Assets	$543,317	$(2,240)		$541,077
Liabilities
Interest-bearing deposits	$282,417	$263	(7)	$282,680
Non-interest-bearing deposits	109,548	—		109,548
Borrowings	60,000	8,598	(8)	68,598
Other liabilities	1,897	4,618	(9)	6,515
Total Liabilities	$453,862	$13,479		$467,341
Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Florida Bank Group’s investments to their estimated fair value on the date of acquisition.

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

(9)	The amount is necessary to record Florida Bank Group's rent liability at fair value.

Old Florida
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by the Company

Assets
Cash and cash equivalents	$360,688	$—		$360,688
Investment securities	67,209	—		67,209
Loans held for sale	5,952	—		5,952
Loans	1,073,773	(9,342)	(1)	1,064,431
Other real estate owned	4,515	(2)	(2)	4,513
Core deposit intangible	—	10,055	(3)	10,055
Deferred tax asset, net	8,470	3,181	(4)	11,651
Other assets	30,732	(7,238)	(5)	23,494
Total Assets	$1,551,339	$(3,346)		$1,547,993
Liabilities
Interest-bearing deposits	$1,048,765	$123	(6)	$1,048,888
Non-interest-bearing deposits	340,869	—		340,869
Borrowings	1,528	—		1,528
Other liabilities	3,011	76	(7)	3,087
Total Liabilities	$1,394,173	$199		$1,394,372
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

(7)	The adjustment is necessary to record Old Florida's rent liability at fair value.

Georgia Commerce
(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by the Company
Assets
Cash and cash equivalents	$51,059	$—		$51,059
Investment securities	139,035	(806)	(1)	138,229
Loans held for sale	1,249	—		1,249
Loans	807,726	(6,622)	(2)	801,104
Other real estate owned	9,795	(4,182)	(3)	5,613
Core deposit intangible	—	7,448	(4)	7,448
Deferred tax asset, net	5,030	1,849	(5)	6,879
Other assets	30,587	(657)	(6)	29,930
Total Assets	$1,044,481	$(2,970)		$1,041,511
Liabilities
Interest-bearing deposits	658,133	176	(7)	658,309
Non-interest-bearing deposits	249,739	—		249,739
Borrowings	13,203	—		13,203
Other liabilities	11,236	—		11,236
Total Liabilities	$932,311	$176		$932,487

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Georgia Commerce’s investments to their estimated fair value on the date of acquisition.

(2)
The amount represents the adjustment of the book value of Georgia Commerce's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The adjustment represents the adjustment of Georgia Commerce's OREO to its estimated fair value on the date of acquisition.

(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(5)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Georgia Commerce acquired assets and assumed liabilities.

(6)	The amount represents the adjustment of the book value of Georgia Commerce’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(7)
The adjustment is necessary because the weighted average interest rate of Georgia Commerce’s deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 60 months.

Supplemental unaudited pro forma information
The following unaudited pro forma information for the nine months ended September 30, 2014 reflects the Company’s estimated consolidated results of operations as if the acquisitions of Florida Bank Group, Old Florida, and Georgia Commerce occurred at January 1, 2014, unadjusted for potential cost savings and/or synergies and preliminary purchase price adjustments.

For the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2014
Interest and non-interest income	$586,979
Net income	88,615
Earnings per share - basic	2.28
Earnings per share - diluted	2.28

The Company’s consolidated financial statements as of and for the nine months ended September 30, 2015 include the operating results of the acquired assets and assumed liabilities for the days subsequent to the respective acquisition dates. Due to the system conversion of the acquired entities throughout the current nine-month period and subsequent integration of the operating activities of the acquired branches into existing Company markets, historical reporting for the former Florida Bank Group, Old Florida and Georgia Commerce branches is impracticable and thus disclosure of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$277,822	$2,743	$(45)	$280,520
Obligations of states and political subdivisions	181,626	4,502	—	186,128
Mortgage-backed securities	2,246,002	22,157	(3,647)	2,264,512
Other securities	96,301	694	(350)	96,645
Total securities available for sale	$2,801,751	$30,096	$(4,042)	$2,827,805
Securities held to maturity:
Obligations of states and political subdivisions	$73,821	$2,878	$(74)	$76,625
Mortgage-backed securities	24,509	103	(626)	23,986
Total securities held to maturity	$98,330	$2,981	$(700)	$100,611

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$317,386	$1,700	$(3,533)	$315,553
Obligations of states and political subdivisions	86,513	3,679	(2)	90,190
Mortgage-backed securities	1,741,917	16,882	(7,184)	1,751,615
Other securities	1,460	35	—	1,495
Total securities available for sale	$2,147,276	$22,296	$(10,719)	$2,158,853
Securities held to maturity:
U.S. Government-sponsored enterprise obligations	$10,000	$88	$—	$10,088
Obligations of states and political subdivisions	77,597	3,153	(145)	80,605
Mortgage-backed securities	29,363	151	(726)	28,788
Total securities held to maturity	$116,960	$3,392	$(871)	$119,481
Securities with carrying values of $1.3 billion and $1.4 billion were pledged to secure public deposits and other borrowings at September 30, 2015 and December 31, 2014, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	September 30, 2015
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$(45)	$28,449	$(45)	$28,449
Mortgage-backed securities	(954)	252,358	(2,693)	191,836	(3,647)	444,194
Other securities	(346)	27,626	(4)	505	(350)	28,131
Total securities available for sale	$(1,300)	$279,984	$(2,742)	$220,790	$(4,042)	$500,774
Securities held to maturity:
Obligations of states and political subdivisions	$(6)	$3,642	$(68)	$4,199	$(74)	$7,841
Mortgage-backed securities	(17)	1,054	(609)	18,286	(626)	19,340
Total securities held to maturity	$(23)	$4,696	$(677)	$22,485	$(700)	$27,181

	December 31, 2014
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$(3,533)	$240,498	$(3,533)	$240,498
Obligations of states and political subdivisions	(2)	185	—	—	(2)	185
Mortgage-backed securities	(1,189)	304,686	(5,995)	294,549	(7,184)	599,235
Total securities available for sale	$(1,191)	$304,871	$(9,528)	$535,047	$(10,719)	$839,918
Securities held to maturity:
Obligations of states and political subdivisions	$(9)	$2,287	$(136)	$8,590	$(145)	$10,877
Mortgage-backed securities	—	—	(726)	20,812	(726)	20,812
Total securities held to maturity	$(9)	$2,287	$(862)	$29,402	$(871)	$31,689

The Company assessed the nature of the losses in its portfolio as of September 30, 2015 and December 31, 2014 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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
Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company’s analysis, no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at September 30, 2015 or December 31, 2014.
At September 30, 2015, 103 debt securities had unrealized losses of 0.89% of the securities’ amortized cost basis. At December 31, 2014, 112 debt securities had unrealized losses of 1.31% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at September 30, 2015 and December 31, 2014 is presented in the following table.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	39	66
Issued by political subdivisions	2	5
Other	1	—
	42	71
Amortized cost basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$241,918	$566,113
Issued by political subdivisions	4,267	8,727
Other	509	—
	$246,694	$574,840
Unrealized loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$3,347	$10,254
Issued by political subdivisions	68	136
Other	4	—
	$3,419	$10,390
The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moody’s. Two of the securities in a continuous loss position for over twelve months were issued by political subdivisions. The securities issued by political subdivisions have credit ratings by S&P ranging from AA to AAA and credit ratings from Moody’s ranging from Aa2 to Aaa.
The amortized cost and estimated fair value of investment securities by maturity at September 30, 2015 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
(Dollars in thousands)
Within one year or less	1.63%	$25,724	$25,824	3.85%	$75	$75
One through five years	1.69%	298,322	301,724	2.79%	11,552	11,808
After five through ten years	2.23%	516,467	524,969	3.09%	20,663	21,494
Over ten years	2.12%	1,961,238	1,975,288	2.98%	66,040	67,234
	2.09%	$2,801,751	$2,827,805	2.98%	$98,330	$100,611

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Realized gains	$425	$582	$1,786	$609
Realized losses	(145)	—	(217)	—
	$280	$582	$1,569	$609
In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.
Other Equity Securities
The Company included the following securities, accounted for at amortized cost, which approximates fair value, in “Other assets” on the consolidated balance sheets:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Federal Home Loan Bank (FHLB) stock	$14,603	$38,476
Federal Reserve Bank (FRB) stock	48,584	34,348
Other investments	1,158	1,306
	$64,345	$74,130

NOTE 5 – LOANS
Loans consist of the following, segregated into non-covered and covered loans, for the periods indicated:

	September 30, 2015
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Commercial loans:
Real estate	$4,321,723	$1,614,438	$43,590	$5,979,751
Commercial and industrial	2,779,503	512,049	11,419	3,302,971
Energy-related	713,935	5,521	—	719,456
	7,815,161	2,132,008	55,009	10,002,178
Residential mortgage loans:
Residential 1-4 family	596,428	398,398	119,926	1,114,752
Construction / Owner Occupied	64,115	11,074	—	75,189
	660,543	409,472	119,926	1,189,941
Consumer and other loans:
Home equity	1,488,796	449,665	77,226	2,015,687
Indirect automobile	281,522	127	—	281,649
Other	533,236	92,948	1,380	627,564
	2,303,554	542,740	78,606	2,924,900
Total	$10,779,258	$3,084,220	$253,541	$14,117,019

	December 31, 2014
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans (1)	Total
Commercial loans:
Real estate	$3,676,811	$495,842	$189,126	$4,361,779
Commercial and industrial	2,452,521	87,914	31,260	2,571,695
Energy-related	872,866	7,742	—	880,608
	7,002,198	591,498	220,386	7,814,082
Residential mortgage loans:
Residential 1-4 family	495,638	424,579	128,024	1,048,241
Construction / Owner Occupied	32,056	—	—	32,056
	527,694	424,579	128,024	1,080,297
Consumer and other loans:
Home equity	1,290,976	217,699	92,430	1,601,105
Indirect automobile	396,766	392	—	397,158
Other	451,080	93,618	3,704	548,402
	2,138,822	311,709	96,134	2,546,665
Total	$9,668,714	$1,327,786	$444,544	$11,441,044

(1)	Included as covered loans at December 31, 2014 is $174.7 million of assets whose reimbursable loss periods ended as of January 1, 2015.
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
Deferred loan origination fees were $26.3 million and $20.6 million and deferred loan expenses were $10.7 million and $9.4 million at September 30, 2015 and December 31, 2014, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2015 and December 31, 2014, overdrafts of $5.2 million and $5.6 million, respectively, have been reclassified to loans.

Loans with carrying values of $4.0 billion and $3.1 billion were pledged as collateral for borrowings at September 30, 2015 and December 31, 2014, respectively.
Non-covered Loans
The following tables provide an analysis of the aging of non-covered loans as of September 30, 2015 and December 31, 2014. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between loans originated by the Company (“legacy loans”) and acquired loans.

	September 30, 2015
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$—	$—	$180	$180	$559,028	$559,208	$—
Commercial real estate - Other	1,225	1,763	14,541	17,529	3,744,986	3,762,515	242
Commercial and industrial	1,087	672	11,139	12,898	2,766,605	2,779,503	363
Energy-related	—	—	3,478	3,478	710,457	713,935	—
Residential mortgage	1,832	2,054	15,730	19,616	640,927	660,543	851
Consumer - Home equity	2,232	853	5,343	8,428	1,480,368	1,488,796	65
Consumer - Indirect automobile	1,927	470	1,129	3,526	277,996	281,522	—
Consumer - Credit card	247	116	335	698	76,018	76,716	—
Consumer - Other	900	339	920	2,159	454,361	456,520	—
Total	$9,450	$6,267	$52,795	$68,512	$10,710,746	$10,779,258	$1,521

	December 31, 2014
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$507	$—	$69	$576	$483,663	$484,239	$—
Commercial real estate - Other	11,799	148	6,859	18,806	3,173,766	3,192,572	—
Commercial and industrial	1,589	1,860	3,225	6,674	2,445,847	2,452,521	200
Energy-related	—	—	27	27	872,839	872,866	—
Residential mortgage	1,389	2,616	14,900	18,905	508,789	527,694	538
Consumer - Home equity	4,096	595	7,420	12,111	1,278,865	1,290,976	16
Consumer - Indirect automobile	2,447	396	1,419	4,262	392,504	396,766	—
Consumer - Credit card	253	163	1,032	1,448	71,297	72,745	—
Consumer - Other	1,285	424	773	2,482	375,853	378,335	—
Total	$23,365	$6,202	$35,724	$65,291	$9,603,423	$9,668,714	$754

(1)
Past due loans greater than 90 days days include all loans on non-accrual status, regardless of past due status, as of the period indicated. Non-accrual loans are presented separately in the “Non-accrual Loans” section below.

	September 30, 2015
	Non-covered acquired loans
	Past Due (1)					Discount/Premium	Total Non-covered Acquired Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$—	$260	$6,965	$7,225	$118,084	$(1,548)	$123,761	$6,965
Commercial real estate - Other	3,267	25	40,206	43,498	1,487,123	(39,944)	1,490,677	39,066
Commercial and industrial	1,464	346	6,566	8,376	508,047	(4,374)	512,049	5,882
Energy-related	95	382	1,392	1,869	3,652	—	5,521	1,392
Residential mortgage	85	846	5,470	6,401	407,673	(4,602)	409,472	4,430
Consumer - Home equity	1,063	221	6,097	7,381	452,928	(10,644)	449,665	5,643
Consumer - Indirect automobile	—	5	19	24	142	(39)	127	19
Consumer - Other	593	116	646	1,355	95,353	(3,760)	92,948	575
Total	$6,567	$2,201	$67,361	$76,129	$3,073,002	$(64,911)	$3,084,220	$63,972

	December 31, 2014
	Non-covered acquired loans
	Past Due (1)					Discount/Premium	Total Non-covered Acquired Loans, Net of Unearned Income	Recorded Investment > 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$2,740	$57	$1,284	$4,081	$26,667	$(1,170)	$29,578	$1,284
Commercial real estate - Other	4,419	840	26,480	31,739	473,644	(39,119)	466,264	26,376
Commercial and industrial	2,106	70	1,624	3,800	89,338	(5,224)	87,914	1,635
Energy-related	—	—	11	11	7,731	—	7,742	—
Residential mortgage	152	2,367	9,339	11,858	418,552	(5,831)	424,579	8,087
Consumer - Home equity	649	385	8,774	9,808	216,310	(8,419)	217,699	8,383
Consumer - Indirect automobile	13	17	9	39	393	(40)	392	9
Consumer - Other	1,458	113	1,949	3,520	94,315	(4,217)	93,618	1,829
Total	$11,537	$3,849	$49,470	$64,856	$1,326,950	$(64,020)	$1,327,786	$47,603

(1)	Past due information presents acquired loans at the gross loan balance, prior to application of discounts.
Non-accrual Loans
The following table provides the recorded investment of legacy loans on non-accrual status at the periods indicated.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial real estate - Construction	$180	$69
Commercial real estate - Other	14,299	6,859
Commercial and industrial	10,776	3,025
Energy-related	3,478	27
Residential mortgage	14,879	14,362
Consumer - Home equity	5,278	7,404
Consumer - Indirect automobile	1,129	1,419
Consumer - Credit card	335	1,032
Consumer - Other	920	773
Total	$51,274	$34,970

Covered Loans
The carrying amount of the acquired covered loans at September 30, 2015 and December 31, 2014 consisted of loans determined to be impaired at the acquisition date, which are accounted for in accordance with ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Topic 310-30, as detailed in the following tables.

	September 30, 2015
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$18,576	$25,014	$43,590
Commercial and industrial	567	10,852	11,419
	19,143	35,866	55,009
Residential mortgage loans:
Residential 1-4 family	25,100	94,826	119,926
	25,100	94,826	119,926
Consumer and other loans:
Home equity	8,038	69,188	77,226
Other	20	1,360	1,380
	8,058	70,548	78,606
Total	$52,301	$201,240	$253,541

	December 31, 2014
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Covered Loans
Commercial loans:
Real estate	$1,253	$187,873	$189,126
Commercial and industrial	—	31,260	31,260
	1,253	219,133	220,386
Residential mortgage loans:
Residential 1-4 family	22,918	105,106	128,024
	22,918	105,106	128,024
Consumer and other loans:
Home equity	12,872	79,558	92,430
Other	489	3,215	3,704
	13,361	82,773	96,134
Total	$37,532	$407,012	$444,544

Loans Acquired
As discussed in Note 3, during the first nine months of 2015, the Company acquired loans with fair values of $0.3 billion from Florida Bank Group, $1.1 billion from Old Florida and $0.8 billion from Georgia Commerce. Of the total $2.2 billion of loans acquired, $2.1 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $41.1 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30. The tables below show the balances acquired during the first nine months of 2015 for these two subsections of the portfolio as of the acquisition date. These amounts are subject to change due to the finalization of purchase accounting adjustments.

(Dollars in thousands)
Contractually required principal and interest at acquisition	$2,402,890
Expected losses and foregone interest	(18,979)
Cash flows expected to be collected at acquisition	2,383,911
Fair value of acquired loans at acquisition	$2,130,276

(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$53,532	$—	$53,532
Non-accretable difference (expected losses and foregone interest)	(7,852)	—	(7,852)
Cash flows expected to be collected at acquisition	45,680	—	45,680
Accretable yield	(4,592)	—	(4,592)
Basis in acquired loans at acquisition	$41,088	$—	$41,088
The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the nine months ended September 30:

	2015
(Dollars in thousands)	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Balance at beginning of period	$74,249	$213,402	$287,651
Acquisition	4,592	—	4,592
Transfers from non-accretable difference to accretable yield	70	7,129	7,199
Accretion	(9,774)	(50,531)	(60,305)
Changes in expected cash flows not affecting non-accretable differences (1)	1,209	(2,720)	(1,511)
Balance at end of period	$70,346	$167,280	$237,626

	2014
	Acquired Impaired Loans	Acquired Performing Impaired Loans	Total Acquired Loans
Balance at beginning of period	$78,349	$276,543	$354,892
Acquisition	8,242	1,536	9,778
Transfers from non-accretable difference to accretable yield	3,952	13,872	17,824
Accretion	(12,766)	(66,590)	(79,356)
Changes in expected cash flows not affecting non-accretable differences (1)	(6,873)	(19,377)	(26,250)
Balance at end of period	$70,904	$205,984	$276,888

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings (“TDRs”) at September 30, 2015 and 2014 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include the covered loans above, as well as certain acquired loans are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and certain acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

TDRs totaling $48.6 million occurred during the nine-month period ended September 30, 2015 through modification of the original loan terms. No material TDRs occurred during the nine months ended September 30, 2014. The following table provides information on how the TDRs were modified during the nine months ended September 30, 2015:

(Dollars in thousands)	2015
Extended maturities	$15,932
Maturity and interest rate adjustment	23,552
Forbearance	1,228
Other concession(s) (1)	7,887
Total	$48,599
(1) Other concessions include concessions or a combination of concessions that do not consist of maturity extensions, interest rate adjustments, forbearance or covenant modifications.

Of the $48.6 million of TDRs occurring during the nine months ended September 30, 2015, $3.4 million is energy-related and $21.8 million is on accrual status.

The Company had no material residential mortgage or consumer TDRs occur during the nine months ended September 30, 2015 and 2014. The following table presents the end of period balance for loans modified in a TDR during the nine-month period ended September 30, 2015 and the financial impact of those modifications.

	September 30, 2015
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)
Commercial real estate	8	$26,408	$25,572
Commercial and industrial	18	19,798	19,643
Energy-related	1	3,434	3,384
Total	27	$49,640	$48,599

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.
Information detailing TDRs which defaulted during the nine months ended September 30, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	September 30, 2015		September 30, 2014
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	4	$12,939	31	$58
Commercial and industrial	15	13,145	11	1,767
Energy-related	1	3,384	—	—
Consumer - Home Equity	—	—	—	—
Consumer - Other	—	—	1	—
Total	20	$29,468	43	$1,825

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the covered loan and non-covered loan portfolios for the nine months ended September 30, is as follows:

	2015
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$76,174	$9,193	$44,764	$130,131
Provision for loan losses before benefit attributable to FDIC loss share agreements	17,743	143	(31)	17,855
Adjustment attributable to FDIC loss share arrangements	—	—	1,342	1,342
Net provision for loan losses	17,743	143	1,311	19,197
Adjustment attributable to FDIC loss share arrangements	—	—	(1,342)	(1,342)
Transfer of balance to OREO	—	(209)	(357)	(566)
Transfer of balance to non-covered	—	28,700	(28,700)	—
Loans charged-off	(12,073)	(8,973)	(1,188)	(22,234)
Recoveries	4,556	504	8	5,068
Allowance for loans losses at end of period	86,400	29,358	14,496	130,254
Reserve for unfunded commitments at beginning of period	11,801	—	—	11,801
Provision for unfunded lending commitments	2,724	—	—	2,724
Reserve for unfunded commitments at end of period	14,525	—	—	14,525
Allowance for credit losses at end of period	$100,925	$29,358	$14,496	$144,779

	2014
	Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$67,342	$4,557	$71,175	$143,074
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	9,635	(1,795)	5,878	13,718
Adjustment attributable to FDIC loss share arrangements	—	—	(1,153)	(1,153)
Net provision for (reversal of) loan losses	9,635	(1,795)	4,725	12,565
Adjustment attributable to FDIC loss share arrangements	—	—	1,153	1,153
Transfer of balance to OREO	—	(207)	(5,171)	(5,378)
Loans charged-off	(8,242)	(586)	(12,823)	(21,651)
Recoveries	4,338	401	38	4,777
Allowance for loans losses at end of period	73,073	2,370	59,097	134,540
Reserve for unfunded commitments at beginning of period	11,147	—	—	11,147
Provision for unfunded lending commitments	952	—	—	952
Reserve for unfunded commitments at end of period	12,099	—	—	12,099
Allowance for credit losses at end of period	$85,172	$2,370	$59,097	$146,639

A summary of changes in the allowance for credit losses for non-covered loans, by loan portfolio type, for the nine months ended September 30, is as follows:

	2015
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loans losses at beginning of period	$32,630	$26,486	$5,999	$2,875	$17,377	$85,367
(Reversal of) Provision for loan losses	(356)	1,327	9,339	1,897	5,679	17,886
Transfer of balance to OREO	174	(169)	—	(143)	(71)	(209)
Transfer of balance to non-covered	20,763	1,445	—	—	6,492	28,700
Loans charged off	(7,091)	(1,162)	(3)	(283)	(12,507)	(21,046)
Recoveries	1,543	164	—	48	3,305	5,060
Allowance for loans losses at end of period	47,663	28,091	15,335	4,394	20,275	115,758
Reserve for unfunded commitments
Balance at beginning of period	3,370	3,733	1,596	168	2,934	11,801
(Reversal of) Provision for unfunded commitments	218	(149)	2,037	650	(32)	2,724
Balance at end of period	3,588	3,584	3,633	818	2,902	14,525
Allowance for credit losses at end of period	$51,251	$31,675	$18,968	$5,212	$23,177	$130,283
Allowance on loans individually evaluated for impairment	$883	$817	$—	$—	$16	$1,716
Allowance on loans collectively evaluated for impairment	50,368	30,858	18,968	5,212	23,161	128,567
Loans, net of unearned income:
Balance at end of period	$5,936,161	$3,291,552	$719,456	$1,070,015	$2,846,294	$13,863,478
Balance at end of period individually evaluated for impairment	27,299	25,231	—	—	214	52,744
Balance at end of period collectively evaluated for impairment	5,874,262	3,255,580	719,456	1,056,797	2,838,500	13,744,595
Balance at end of period acquired with deteriorated credit quality	34,600	10,741	—	13,218	7,580	66,139

	2014
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loans losses at beginning of period	$26,126	$22,101	$6,878	$2,546	$14,248	$71,899
Provision for (Reversal of) loan losses	630	3,283	(1,115)	514	4,528	7,840
Transfer of balance to OREO	—	(130)	—	(12)	(65)	(207)
Loans charged off	(1,214)	(1,097)	—	(607)	(5,910)	(8,828)
Recoveries	2,209	93	—	134	2,303	4,739
Allowance for loans losses at end of period	27,751	24,250	5,763	2,575	15,104	75,443
Reserve for unfunded commitments at beginning of period	3,071	1,814	3,043	72	3,147	11,147
Provision for unfunded commitments	671	1,674	(1,427)	11	23	952
Reserve for unfunded commitments at end of period	3,742	3,488	1,616	83	3,170	12,099
Allowance for credit losses at end of period	$31,493	$27,738	$7,379	$2,658	$18,274	$87,542
Allowance on loans individually evaluated for impairment	$25	$—	$—	$—	$—	$25
Allowance on loans collectively evaluated for impairment	31,468	27,738	7,379	2,658	18,274	87,517
Loans, net of unearned income:
Balance at end of period	$3,988,172	$2,398,010	$839,823	$931,803	$2,398,890	$10,556,698

Balance at end of period individually evaluated for impairment	7,357	3,276	—	—	706	11,339
Balance at end of period collectively evaluated for impairment	3,965,754	2,392,172	839,823	931,643	2,396,477	10,525,869
Balance at end of period acquired with deteriorated credit quality	15,061	2,562	—	160	1,707	19,490

A summary of changes in the allowance for credit losses for covered loans, by loan portfolio type, for the nine months ended September 30, is as follows:

	2015
	Commercial Real Estate	Commercial and Industrial	Residential Mortgage
(Dollars in thousands)				Consumer	Total
Allowance for loans losses at beginning of period	$24,072	$1,235	$6,286	$13,171	$44,764
Provision for loan losses	217	152	841	101	1,311
(Decrease) Increase in FDIC loss share receivable	748	59	(277)	(1,872)	(1,342)
Transfer of balance to OREO	—	(1)	(339)	(17)	(357)
Transfer of balance to non-covered	(20,763)	(1,445)	—	(6,492)	(28,700)
Loans charged off	(1,188)	—	—	—	(1,188)
Recoveries	—	—	8	—	8
Allowance for loans losses at end of period	$3,086	$—	$6,519	$4,891	$14,496
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	3,086	—	6,519	4,891	14,496
Loans, net of unearned income:
Balance at end of period	$43,590	$11,419	$119,926	$78,606	$253,541
Balance at end of period individually evaluated for impairment	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	25,014	10,852	94,826	70,548	201,240
Balance at end of period acquired with deteriorated credit quality	18,576	567	25,100	8,058	52,301

	2014
	Commercial Real Estate	Commercial and Industrial	Residential Mortgage
(Dollars in thousands)				Consumer	Total
Allowance for loans losses at beginning of period	$38,772	$5,380	$10,889	$16,134	$71,175
Provision for loan losses	2,544	376	971	834	4,725
(Decrease) Increase in FDIC loss share receivable	734	609	(2,911)	2,721	1,153
Transfer of balance to OREO	(1,874)	(1,162)	(648)	(1,487)	(5,171)
Loans charged off	(9,578)	(2,192)	(90)	(963)	(12,823)
Recoveries	38	—	—	—	38
Allowance for loans losses at end of period	$30,636	$3,011	$8,211	$17,239	$59,097
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	30,636	3,011	8,211	17,239	59,097
Loans, net of unearned income:
Balance at end of period	$247,156	$34,234	$130,976	$111,823	$524,189
Balance at end of period individually evaluated for impairment	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	242,478	33,614	106,672	95,124	477,888
Balance at end of period acquired with deteriorated credit quality	4,678	620	24,304	16,699	46,301

Credit Quality
The Company’s investment in non-covered loans by credit quality indicator is presented in the following tables. Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between acquired loans and loans that were not acquired. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of September 30, 2015 and December 31, 2014. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at September 30, 2015 and December 31, 2014.

	Legacy loans
	September 30, 2015						December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Loss	Total	Pass	Special Mention	Sub-standard	Doubtful	Total
Commercial real estate - Construction	$557,603	$100	$1,503	$—	$2	$559,208	$483,930	$240	$69	$—	$484,239
Commercial real estate - Other	3,699,714	24,473	37,874	454	—	3,762,515	3,120,370	49,847	22,193	162	3,192,572
Commercial and industrial	2,732,122	18,821	27,763	579	218	2,779,503	2,414,293	7,330	28,965	1,933	2,452,521
Energy-related	656,525	15,827	41,583	—	—	713,935	872,842	—	24	—	872,866
Total	$7,645,964	$59,221	$108,723	$1,033	$220	$7,815,161	$6,891,435	$57,417	$51,251	$2,095	$7,002,198

	Legacy loans
	September 30, 2015			December 31, 2014
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$640,927	$19,616	$660,543	$508,789	$18,905	$527,694
Consumer - Home equity	1,480,368	8,428	1,488,796	1,278,865	12,111	1,290,976
Consumer - Indirect automobile	277,996	3,526	281,522	392,504	4,262	396,766
Consumer - Credit card	76,018	698	76,716	71,297	1,448	72,745
Consumer - Other	454,361	2,159	456,520	375,853	2,482	378,335
Total	$2,929,670	$34,427	$2,964,097	$2,627,308	$39,208	$2,666,516

	Non-covered acquired loans
	September 30, 2015							December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Loss	Discount	Total	Pass	Special Mention	Sub- standard	Doubtful	Discount	Total
Commercial real estate-Construction	$114,684	$1,226	$8,538	$861	$—	$(1,548)	$123,761	$24,118	$2,006	$4,624	$—	$(1,170)	$29,578
Commercial real estate - Other	1,434,860	23,421	69,084	3,256	—	(39,944)	1,490,677	443,450	12,794	49,139	—	(39,119)	466,264
Commercial and industrial	498,286	3,671	12,905	1,022	539	(4,374)	512,049	86,213	1,861	4,807	257	(5,224)	87,914
Energy-related	3,358	771	1,392	—	—	—	5,521	7,731	—	11	—	—	7,742
Total	$2,051,188	$29,089	$91,919	$5,139	$539	$(45,866)	$2,132,008	$561,512	$16,661	$58,581	$257	$(45,513)	$591,498

	Non-covered acquired loans
	September 30, 2015				December 31, 2014
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential mortgage	$407,673	$6,401	$(4,602)	$409,472	$418,552	$11,858	$(5,831)	$424,579
Consumer - Home equity	452,928	7,381	(10,644)	449,665	216,310	9,808	(8,419)	217,699
Consumer - Indirect automobile	142	24	(39)	127	393	39	(40)	392
Consumer - Other	95,353	1,355	(3,760)	92,948	94,315	3,520	(4,217)	93,618
Total	$956,096	$15,161	$(19,045)	$952,212	$729,570	$25,225	$(18,507)	$736,288
The Company’s investment in covered loans by credit quality indicator is presented in the following table. Loan premiums/discounts in the tables below represent the adjustment of covered loans to net book value before allowance at the reporting date.

	Covered loans
	September 30, 2015					December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial real estate - Construction	$113	$820	$23	$1,091	$2,047	$34,731	$1,928	$8,008	$—	$44,667
Commercial real estate - Other	25,820	1,922	22,705	754	51,201	87,509	20,422	51,252	—	159,183
Commercial and industrial	5,637	810	6,846	2,358	15,651	23,380	395	9,275	—	33,050
	$31,570	$3,552	$29,574	$4,203	$68,899	$145,620	$22,745	$68,535	$—	$236,900
Discount					(13,890)					(16,514)
Total					$55,009					$220,386

	Covered loans
	September 30, 2015				December 31, 2014
		30+ Days Past Due	Premium (discount)			30+ Days Past Due	Premium (discount)
(Dollars in thousands)	Current			Total	Current			Total
Residential mortgage	$128,804	$20,672	$(29,550)	$119,926	$140,628	$22,058	$(34,662)	$128,024
Consumer - Home equity	85,772	9,643	(18,189)	77,226	99,478	16,542	(23,590)	92,430
Consumer - Credit card	542	27	—	569	614	34	—	648
Consumer - Other	216	15	580	811	337	18	2,701	3,056
Total	$215,334	$30,357	$(47,159)	$198,532	$241,057	$38,652	$(55,551)	$224,158

Legacy Impaired Loans
Information on the Company’s investment in legacy impaired loans is presented in the following tables as of and for the periods indicated.

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$16,491	$16,491	$—	$6,680	$6,680	$—
Commercial and industrial	20,360	20,360	—	2,483	2,483	—
Energy-related	3,384	3,384	—	—	—	—
Consumer - Home equity	214	214	—	682	682	—
With an allowance recorded:
Commercial real estate	10,681	11,566	(885)	1,044	1,069	(25)
Commercial and industrial	1,009	1,829	(820)	1,209	1,617	(408)
Energy-related	91	94	(3)	27	27	—
Residential mortgage	14,808	14,879	(71)	14,111	14,363	(252)
Consumer - Home equity	5,248	5,278	(30)	7,121	7,165	(44)
Consumer - Indirect automobile	1,120	1,129	(9)	1,410	1,419	(9)
Consumer - Credit card	329	335	(6)	1,012	1,032	(20)
Consumer - Other	895	920	(25)	781	790	(9)
Total	$74,630	$76,479	$(1,849)	$36,560	$37,327	$(767)
Total commercial loans	$52,016	$53,724	$(1,708)	$11,443	$11,876	$(433)
Total mortgage loans	14,808	14,879	(71)	14,111	14,363	(252)
Total consumer loans	7,806	7,876	(70)	11,006	11,088	(82)

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$16,018	$37	$7,026	$6	$16,036	$79	7,114	20
Commercial and industrial	20,055	159	3,553	11	20,630	465	4,417	48
Energy-related	3,409	—	—	—	3,425	—	—	—
Consumer - Home equity	215	3	692	—	204	4	700	14
With an allowance recorded:
Commercial real estate	11,649	128	1,631	—	8,247	385	1,533	91
Commercial and industrial	2,121	—	312	—	2,634	—	584	9
Energy-related	99	—	—	—	106	—	—	—
Residential mortgage	15,008	—	17,305	—	15,100	—	16,341	119
Consumer - Home equity	5,344	—	7,177	5	5,462	—	7,404	40
Consumer - Indirect automobile	1,361	—	1,544	—	1,551	—	1,720	27
Consumer - Credit card	721	—	1,051	—	1,038	—	724	—
Consumer - Other	1,030	—	470	—	1,068	—	489	11
Total	$77,030	$327	$40,761	$22	$75,501	$933	$41,026	$379
Total commercial loans	$53,351	$324	$12,522	$17	$51,078	$929	$13,648	168
Total mortgage loans	15,008	—	17,305	—	15,100	—	16,341	119
Total consumer loans	8,671	3	10,934	5	9,323	4	11,037	92

As of September 30, 2015 and December 31, 2014, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLE
Loss Sharing Agreements
Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate acquired through these transactions are covered by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection.
During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for the six acquisitions, and 95% of losses that exceed contractual thresholds for three acquisitions. The reimbursable loss periods, excluding single family residential assets, ended in 2014 for three acquisitions, ended during 2015 for one acquisition and will end during 2016 for two acquisitions. The reimbursable loss period for single family residential assets will end in 2019 for three acquisitions, in 2020 for one acquisition, and in 2021 for two acquisitions. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC, future impairments may be required.
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
The following is a summary of FDIC loss share receivables year-to-date activity:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$69,627	$162,312
Change due to (reversal of) loan loss provision recorded on FDIC covered loans	(1,342)	1,153
Amortization	(19,011)	(61,393)
(Submission of reimbursable losses) recoveries payable to the FDIC	(4,084)	4,901
Impairment	—	(5,097)
Changes due to a change in cash flow assumptions on OREO and other changes	(1,747)	(7,164)
Balance at end of period	$43,443	$94,712
FDIC loss share receivables collectibility assessment
The Company assesses the FDIC loss share receivables for collectibility on a quarterly basis. Based on the collectibility analysis completed as of September 30, 2015, the Company concluded that the $43.4 million FDIC loss share receivable is fully collectible as of September 30, 2015.

2014 Impairment of FDIC loss share receivables
Based on improving economic trends, their impact on the amount and timing of expected future cash flows, and delays in the foreclosure process, during the loss share receivable collectibility assessment completed as of September 30, 2014, the Company concluded that certain expected losses were probable of not being collected from either the FDIC or the customer because such projected losses were no longer expected to occur or were expected to occur beyond the reimbursable loss periods specified within the loss share agreements. Management deemed an impairment charge necessary for the nine-month period ended September 30, 2014 for $5.1 million.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2015, and the year ended December 31, 2014 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2013	$373,905	$23,178	$4,789	$401,872
Goodwill acquired during the year	115,278	—	376	115,654
Balance, December 31, 2014	$489,183	$23,178	$5,165	$517,526
Goodwill acquired during the period	201,937	—	—	201,937
Balance, September 30, 2015	$691,120	$23,178	$5,165	$719,463
The goodwill acquired during the first nine months of 2015 is primarily the result of the Florida Bank Group, Old Florida, and Georgia Commerce acquisitions. The goodwill acquired in 2014 was the result of the Trust One-Memphis, Teche, First Private, and The Title Company, LLC acquisitions. See Note 3 and the Annual Report on Form 10-K as of December 31, 2014 for further information on these acquisitions.
The Company performed the required annual goodwill impairment test as of October 1, 2014. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management periodically evaluated the events and changes that would indicate that goodwill might be impaired and concluded that subsequent interim tests were not necessary. The Company is currently in the process of performing its annual impairment test as of October 1, 2015.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “Other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$6,110	$(2,021)	$4,089	$4,751	$(1,253)	$3,498
Title Plant
The Company held title plant assets recorded in "Other assets" on the Company's consolidated balance sheets totaling $6.7 million at both September 30, 2015 and December 31, 2014. No events or changes in circumstances occurred during the nine months ended September 30, 2015 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in “Other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Core deposit intangibles	$77,941	$(42,195)	$35,746	$55,949	$(36,354)	$19,595
Customer relationship intangible asset	1,348	(946)	402	1,348	(822)	526
Non-compete agreement	100	(67)	33	163	(82)	81
Other intangible assets	205	(97)	108	205	(46)	159
Total	$79,594	$(43,305)	$36,289	$57,665	$(37,304)	$20,361

NOTE 9 –DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, asset sensitivity, and other exposures such as liquidity and credit risk. The primary types of derivatives used by the Company include interest rate swap agreements, foreign exchange contracts, interest rate lock commitments, forward sales commitments, and written and purchased options. All derivative instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value, as required by ASC Topic 815, Derivatives and Hedging.
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

Information pertaining to outstanding derivative instruments is as follows:

(Dollars in thousands)		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$—	Other liabilities	$575	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$—		$575	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$23,960	$15,434	Other liabilities	$23,960	$15,434
Foreign exchange contracts	Other assets	4,369	—	Other liabilities	4,369	—
Forward sales contracts	Other assets	452	25	Other liabilities	3,108	2,556
Written and purchased options	Other assets	12,659	17,444	Other liabilities	6,135	13,364
Total derivatives not designated as hedging instruments under ASC Topic 815		41,440	32,903		37,572	31,354
Total		$41,440	$32,903		$38,147	$31,354

(Dollars in thousands)		Asset Derivatives Notional Amount			Liability Derivatives Notional Amount
		September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts		$—	$—		$108,500	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$—		$108,500	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts		$565,820	$444,703		$565,820	$444,703
Foreign exchange contracts		4,392	—		4,370	—
Forward sales contracts		55,412	15,897		428,547	391,992
Written and purchased options		361,565	362,580		190,186	225,741
Total derivatives not designated as hedging instruments under ASC Topic 815		987,189	823,180		1,188,923	1,062,436
Total		$987,189	$823,180		$1,297,423	$1,062,436
The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.

At September 30, 2015 and December 31, 2014, the Company was required to post $27.2 million and $11.5 million, respectively, in cash as collateral for its derivative transactions, which are included in interest-bearing deposits in banks on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2015. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	September 30, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	23,959	—	—	23,959
Written and purchased options	6,127	—	—	6,127
Total derivative assets subject to master netting arrangements	$30,086	$—	$—	$30,086
Derivative liabilities
Interest rate contracts designated as hedging instruments	575	—	(508)	67
Interest rate contracts not designated as hedging instruments	23,959	—	(14,704)	9,255
Total derivative liabilities subject to master netting arrangements	$24,534	$—	$(15,212)	$9,322

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	15,411	—	—	15,411
Written and purchased options	13,387	—	—	13,387
Total derivative assets subject to master netting arrangements	$28,798	$—	$—	$28,798
Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	15,411	—	(3,735)	11,676
Total derivative liabilities subject to master netting arrangements	$15,411	$—	$(3,735)	$11,676

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

During the nine months ended September 30, 2015 and 2014, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At September 30, 2015, the Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.
At September 30, 2015 and 2014, and for the three and nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	For the Three Months Ended September 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2015	2014		2015	2014		2015	2014
Interest rate contracts	$(3,412)	$—	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$(3,412)	$—		$—	$—		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	For the Nine Months Ended September 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2015	2014		2015	2014		2015	2014
Interest rate contracts	$(374)	$—	Other income (expense)	$—	$—	Other income (expense)	$—	$(1)
Total	$(374)	$—		$—	$—		$—	$(1)

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2015 is as follows:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30		For the Nine Months Ended September 30
		2015	2014	2015	2014
Interest rate contracts	Other income	$1,130	$406	$3,069	$1,971
Forward sales contracts	Mortgage income	(6,524)	(3,648)	1,526	(7,512)
Written and purchased options	Mortgage income	(526)	773	(1,711)	2,401
Total		$(5,920)	$(2,469)	$2,884	$(3,140)

NOTE 10 –SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS

During the third quarter of 2015, the Company issued an aggregate of 3,200,000 depositary shares (the “Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.625% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, (“Series B Preferred Stock”), with a liquidation preference of $10,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share) which represents $80,000,000 in aggregate liquidation preference.
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

Management believes that, as of September 30, 2015, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of September 30, 2015, the most recent notification from the FDIC categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company) existing at the time of notification. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. The Company’s and IBERIABANK’s actual capital amounts and ratios as of September 30, 2015 and December 31, 2014 are presented in the following table.

	September 30, 2015
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$754,230	4.00%	N/A	N/A	$1,758,666	9.33%
IBERIABANK	751,378	4.00	939,222	5.00	1,647,804	8.77
Common Equity Tier 1 (CET1) (1)
Consolidated	$737,629	4.50%	N/A	N/A	$1,652,078	10.08%
IBERIABANK	735,647	4.50	1,062,601	6.50	1,647,804	10.08
Tier 1 Risk-Based Capital (1)
Consolidated	$983,506	6.00%	N/A	N/A	$1,758,666	10.73%
IBERIABANK	980,863	6.00	1,307,817	8.00	1,647,804	10.08
Total Risk-Based Capital (1)
Consolidated	$1,311,341	8.00%	N/A	N/A	$1,990,821	12.15%
IBERIABANK	1,307,817	8.00	1,634,772	10.00	1,792,584	10.97

	December 31, 2014
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$602,387	4.00%	N/A	N/A	$1,408,842	9.36%
IBERIABANK	600,149	4.00	750,186	5.00	1,266,241	8.44
Tier 1 Risk-Based Capital
Consolidated	$504,114	4.00%	N/A	N/A	$1,408,842	11.18%
IBERIABANK	502,421	4.00	753,631	6.00	1,266,241	10.08
Total Risk-Based Capital
Consolidated	$1,008,227	8.00%	N/A	N/A	$1,550,789	12.31%
IBERIABANK	1,004,841	8.00	1,256,052	10.00	1,408,188	11.21

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

The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Earnings per common share - basic
Net income	$42,475	$30,893	$98,437	$69,445
Dividends and undistributed earnings allocated to unvested restricted shares	(492)	(462)	(1,171)	(1,114)
Net income allocated to common shareholders - basic	$41,983	$30,431	$97,266	$68,331
Weighted average common shares outstanding	40,514	32,803	37,436	30,791
Earnings per common share - basic	$1.04	$0.93	$2.60	$2.22
Earnings per common share - diluted
Net income allocated to common shareholders - basic	$41,983	$30,431	$97,266	$68,331
Dividends and undistributed earnings allocated to unvested restricted shares	(3)	(4)	(41)	(24)
Net income allocated to common shareholders - diluted	$41,980	$30,427	$97,225	$68,307
Weighted average common shares outstanding	40,514	32,803	37,436	30,791
Dilutive potential common shares - stock options	100	124	96	132
Weighted average common shares outstanding - diluted	40,614	32,927	37,532	30,923
Earnings per common share - diluted	$1.03	$0.92	$2.59	$2.21
For the three months ended September 30, 2015, and 2014, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 616,307, and 621,341, respectively. For the nine months ended September 30, 2015, and 2014, basic shares outstanding exclude 606,621 and 630,320 shares owned by the RRP, respectively.
The effects from the assumed exercises of 82,310, and 12,765 stock options were not included in the computation of diluted earnings per share for the three months ended September 30, 2015, and 2014, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the nine months ended September 30, 2015, and 2014, the effects from the assumed exercise of 79,690 and 12,765 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At September 30, 2015, awards of 788,196 shares could be made under approved incentive compensation plans.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

The following table represents the activity related to stock options during the periods indicated:

	Number of shares	Weighted Average Exercise Price
Outstanding options, December 31, 2014	867,682	$55.92
Granted	81,313	62.53
Exercised	(95,265)	50.64
Forfeited or expired	(15,733)	66.57
Outstanding options, September 30, 2015	837,997	$56.96
Exercisable options, September 30, 2015	570,148	$56.53

Outstanding options, December 31, 2013	1,072,829	$53.47
Granted	77,098	65.30
Exercised	(234,363)	48.36
Forfeited or expired	(13,446)	60.82
Outstanding options, September 30, 2014	902,118	$55.70
Exercisable options, September 30, 2014	581,423	$55.65
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the nine-month periods ended September 30:

	2015	2014
Expected dividends	2.2%	2.1%
Expected volatility	35.6%	35.8%
Risk-free interest rate	2.0%	2.3%
Expected term (in years)	7.5	7.5
Weighted-average grant-date fair value	$19.60	$21.25
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
The following table represents the compensation expense that is included in non-interest expense in the accompanying consolidated statements of comprehensive income related to stock options for the three-month and nine-month periods ended September 30:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Compensation expense related to stock options	$455	$508	$1,400	$1,545
At September 30, 2015, there was $3.1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5.2 years.

Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period. As of September 30, 2015 and 2014, unrecognized share-based compensation associated with these awards totaled $22.2 million for both periods.
Restricted share units
During the first nine months of 2015 and 2014, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three-year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the three-month and nine-month periods ended September 30:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Compensation expense related to restricted stock awards and restricted share units	$2,935	$2,497	$8,739	$7,382
The following table represents unvested restricted stock award and restricted share unit activity for the nine months ended September 30:

	2015	2014
Balance at beginning of period	506,289	523,756
Granted	203,762	165,634
Forfeited	(23,471)	(18,171)
Earned and issued	(170,513)	(152,112)
Balance at end of period	516,067	519,107
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
Performance units
During the first nine months of 2015 and 2014, the Company issued shares of performance units to certain of its executive officers. Performance units are tied to the value of shares of the Company’s common stock, are payable in cash, and vest in increments of one-third per year after attainment of one or more performance measures. The value of performance units is the same as the value of the corresponding number of shares of common stock.
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at September 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Compensation expense related to phantom stock and performance units	$2,976	$619	$9,482	$3,692

The following table represents phantom stock award and performance unit activity during the periods indicated:

	Number of share equivalents	Dividend equivalents	Total share equivalents	Value of share equivalents (1)
Balance, December 31, 2014	460,212	22,648	482,860	$31,313,000
Granted	156,505	7,261	163,766	9,533,000
Forfeited share equivalents	(29,180)	(1,541)	(30,721)	(1,788,000)
Vested share equivalents	(130,380)	(9,134)	(139,514)	(8,829,000)
Balance, September 30, 2015	457,157	19,234	476,391	$27,731,000

Balance, December 31, 2013	417,238	22,351	439,589	$27,628,000
Granted	115,620	7,147	122,767	7,674,000
Forfeited share equivalents	(19,498)	(1,751)	(21,249)	(1,328,000)
Vested share equivalents	(68,480)	(6,615)	(75,095)	(5,002,000)
Balance, September 30, 2014	444,880	21,132	466,012	$29,130,000

(1)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $58.21 and $62.51 on September 30, 2015, and 2014, respectively.

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

Derivative financial instruments
The Company enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding. Rate locks on mortgage loans that are intended to be sold are considered to be derivatives. The Company offers its customers a certificate of deposit that provides the purchaser a guaranteed return of principal at maturity plus potential return, which allows the Company to identify a known cost of funds. The rate of return is based on an equity index, and as such represents an embedded derivative. Fair value of interest rate swaps, interest rate locks, foreign exchange contracts, forward sales commitments, and equity-linked written and purchased options are estimated using prices of financial instruments with similar characteristics, and thus are classified within Level 2 of the fair value hierarchy.
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below.

	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,827,805	$—	$2,827,805
Mortgage loans held for sale	—	202,168	—	202,168
Derivative instruments	—	41,440	—	41,440
Total	$—	$3,071,413	$—	$3,071,413
Liabilities
Derivative instruments	$—	$38,147	$—	$38,147
Total	$—	$38,147	$—	$38,147

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,158,853	$—	$2,158,853
Mortgage loans held for sale	—	139,950	—	139,950
Derivative instruments	—	32,903	—	32,903
Total	$—	$2,331,706	$—	$2,331,706
Liabilities
Derivative instruments	$—	$31,354	$—	$31,354
Total	$—	$31,354	$—	$31,354
During the nine months ended September 30, 2015 there were no transfers between the Level 1 and Level 2 fair value categories.
Gains and losses (realized and unrealized) included in earnings (or accumulated other comprehensive income) during the first nine months of 2015 related to assets and liabilities measured at fair value on a recurring basis are reported in non-interest income or other comprehensive income as follows:

(Dollars in thousands)	Non-interest income	Other comprehensive income
Net gains included in earnings	$2,643	$—
Change in unrealized net gains relating to assets still held at September 30, 2015	—	9,458

Non-recurring fair value measurements
Other real estate owned (OREO)
Fair values of OREO are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The Company included property write-downs of $3.4 million and $1.9 million in earnings for the nine-month periods ending September 30, 2015 and 2014, respectively.

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
OREO, net	$—	$1,904	$—	$1,904
Total	$—	$1,904	$—	$1,904

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
OREO, net	$—	$1,483	$—	$1,483
Total	$—	$1,483	$—	$1,483
The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the acquisitions completed in 2014 through the third quarter of 2015. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans, deposits, and core deposit intangible asset).
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at September 30, 2015 and December 31, 2014.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$202,168	$194,376	$7,792	$139,950	$134,639	$5,311
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 totaled $0.6 million and $2.4 million, respectively. Net losses resulting from the change in fair value of these loans totaled $1.6 million for the three months ended September 30, 2014, while net gains totaled $4.0 million for the nine months ended September 30, 2014. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC Topic 825, Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
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
Loans
The fair values of non-covered mortgage loans are estimated based on present values using entry-value rates (the interest rate that would be charged for a similar loan to a borrower with similar risk at the indicated balance sheet date) at September 30, 2015 and December 31, 2014, weighted for varying maturity dates. Other non-covered loans are valued based on present values using entry-value interest rates at September 30, 2015 and December 31, 2014 applicable to each category of loans, which would be classified within Level 3 of the hierarchy. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices, a Level 2 measurement. Covered loans are measured using projections of expected cash flows, exclusive of the loss sharing agreements with the FDIC. Fair value of the covered loans included in the table below reflects the current fair value of these loans, which is based on an updated estimate of the projected cash flow as of the dates indicated. The fair value associated with the loans includes estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which also would be classified within Level 3 of the hierarchy.

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
Deposits
The fair values of NOW accounts, money market deposits and savings accounts are the amounts payable on demand at the reporting date. Certificates of deposit were valued using a discounted cash flow model based on the weighted-average rate at September 30, 2015 and December 31, 2014 for deposits with similar remaining maturities. The fair value of the Company’s deposits would therefore be categorized within Level 3 of the hierarchy.
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
Off-balance sheet items
The Company has outstanding commitments to extend credit and standby letters of credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. At September 30, 2015 and December 31, 2014, the fair value of guarantees under commercial and standby letters of credit was immaterial.

The carrying amount and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	September 30, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$682,272	$682,272	$682,272	$—	$—
Investment securities	2,926,135	2,928,416	—	2,928,416	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,188,933	14,637,107	—	212,764	14,424,343
FDIC loss share receivables	43,443	8,437	—	—	8,437
Derivative instruments	41,440	41,440	—	41,440	—

Financial Liabilities
Deposits	$16,303,065	$15,996,499	$—	$—	$15,996,499
Short-term borrowings	222,460	222,460	222,460	—	—
Long-term debt	341,973	311,982	—	—	311,982
Derivative instruments	38,147	38,147	—	38,147	—

	December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$548,095	$548,095	$548,095	$—	$—
Investment securities	2,275,813	2,278,334	—	2,278,334	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	11,450,985	11,475,315	—	139,950	11,335,365
FDIC loss share receivables	69,627	19,606	—	—	19,606
Derivative instruments	32,903	32,903	—	32,903	—

Financial Liabilities
Deposits	$12,520,525	$12,298,017	$—	$—	$12,298,017
Short-term borrowings	845,742	845,742	845,742	—	—
Long-term debt	403,254	376,139	—	—	376,139
Derivative instruments	31,354	31,354	—	31,354	—
The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended September 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$169,005	$2,071	$1	$171,077
Interest expense	15,109	851	—	15,960
Net interest income	153,896	1,220	1	155,117
Provision for loan losses	5,062	—	—	5,062
Mortgage income	365	20,365	—	20,730
Title revenue	—	—	6,627	6,627
Other non-interest income	30,120	1	—	30,121
Allocated expenses	(3,518)	2,693	825	—
Non-interest expense	124,909	15,605	4,454	144,968
Income before income tax expense	57,928	3,288	1,349	62,565
Income tax expense	18,253	1,306	531	20,090
Net income	$39,675	$1,982	$818	$42,475
Total loans and loans held for sale	$14,094,936	$224,251	$—	$14,319,187
Total assets	19,242,690	264,914	26,621	19,534,225
Total deposits	16,293,681	9,384	—	16,303,065
Average assets	19,321,164	256,897	26,009	19,604,070

	Three Months Ended September 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$131,987	$1,805	$1	$133,793
Interest expense	11,416	626	—	12,042
Net interest income	120,571	1,179	1	121,751
Provision for loan losses	5,621	93	—	5,714
Mortgage income	(4)	14,267	—	14,263
Title revenue	—	—	5,577	5,577
Other non-interest income	27,310	(36)	(2)	27,272
Allocated expenses	(2,386)	1,697	689	—
Non-interest expense	104,172	11,624	4,316	120,112
Income before income tax expense	40,470	1,996	571	43,037
Income tax expense	11,128	785	231	12,144
Net income	$29,342	$1,211	$340	$30,893
Total loans and loans held for sale	$11,057,497	$171,920	$—	$11,229,417
Total assets	15,288,142	200,778	25,529	15,514,449
Total deposits	12,371,522	6,169	—	12,377,691
Average assets	15,240,567	210,345	25,296	15,476,208

	Nine Months Ended September 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$464,775	$5,430	$2	$470,207
Interest expense	41,410	2,199	—	43,609
Net interest income	423,365	3,231	2	426,598
Provision for loan losses	19,197	—	—	19,197
Mortgage income	932	63,067	—	63,999
Title revenue	—	—	17,402	17,402
Other non-interest income	86,498	(2)	(7)	86,489
Allocated expenses	(11,603)	8,685	2,918	—
Non-interest expense	373,948	44,259	13,123	431,330
Income before income tax expense	129,253	13,352	1,356	143,961
Income tax expense	39,695	5,286	543	45,524
Net income	$89,558	$8,066	$813	$98,437
Total loans and loans held for sale	$14,094,936	$224,251	$—	$14,319,187
Total assets	19,242,690	264,914	26,621	19,534,225
Total deposits	16,293,681	9,384	—	16,303,065
Average assets	17,760,033	230,379	25,268	18,015,680

	Nine Months Ended September 30, 2014
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$362,974	$4,563	$2	$367,539
Interest expense	30,784	1,323	—	32,107
Net interest income	332,190	3,240	2	335,432
Provision for loan losses	12,481	84	—	12,565
Mortgage income	80	38,070	—	38,150
Title revenue	—	—	15,007	15,007
Other non-interest income	73,459	(60)	(2)	73,397
Allocated expenses	(9,110)	6,432	2,678	—
Non-interest expense	308,515	33,558	12,406	354,479
Income (loss) before income tax expense	93,843	1,176	(77)	94,942
Income tax expense (benefit)	25,038	473	(14)	25,497
Net income (loss)	$68,805	$703	$(63)	$69,445
Total loans and loans held for sale	$11,057,497	$171,920	$—	$11,229,417
Total assets	15,288,142	200,778	25,529	15,514,449
Total deposits	12,371,522	6,169	—	12,377,691
Average assets	14,097,954	177,995	25,003	14,300,952

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
The Company is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At September 30, 2015, and December 31, 2014, the fair value of guarantees under commercial and standby letters of credit was $1.5 million and $1.3 million, respectively. This fair value amount represents the unamortized fee associated with these guarantees and is included in “Other liabilities” on the Company's consolidated balance sheets. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
The Company had the following financial instruments outstanding, whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commitments to grant loans	$140,139	$161,350
Unfunded commitments under lines of credit	4,602,464	4,007,954
Commercial and standby letters of credit	147,208	134,882
Reserve for unfunded lending commitments	14,525	11,801
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended September 30, 2015, and updates the Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2015 compared to December 31, 2014 for the balance sheets and the three months and nine months ended September 30, 2015 compared to September 30, 2014 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.
When we refer to the “Company,” “we,” “our” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “may,” “plan,” “believe,” “expect,” “intend,” “will,” “should,” “continue,” “potential,” “anticipate,” “estimate,” “predict,” “project” or similar expressions, or the negative of these terms or other comparable terminology, including statements related to expected timing of proposed mergers, expected returns and other benefits of proposed mergers to shareholders, expected improvement in operating efficiency resulting from mergers, estimated expense reductions, expected impact on and timing of the recovery of the impact on tangible book value, and expected effect of mergers on the Company’s capital ratios. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.
Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties that change over time and could cause actual results or financial condition to differ materially from those expressed in or implied by such statements.  Factors that could cause or contribute to such differences include, but are not limited to: the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, unanticipated losses related to the completion and integration of mergers and acquisitions, refinements to purchase accounting adjustments for acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, resolution of assets subject to loss share agreements with the FDIC within the coverage periods, effects of the on-going decline in energy and commodity prices, effects of the on-going correction in residential real estate prices and  levels of home sales, our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act and those adopted by the Basel Committee on Banking Supervision and federal banking regulators, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, competition from competitors with greater financial resources than the Company, reputational risk and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets, economic or business conditions in our markets or nationally, rapid changes in the financial services industry, significant litigation, cyber-security risks including dependence on our operational, technological, and organizational systems and infrastructure and those of third party providers of those services, hurricanes and other adverse weather events, and valuation of intangible assets. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, www.sec.gov, and the Company’s website, www.iberiabank.com, under the heading “Investor Relations.” All information in this discussion is as of the date of this Report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $19.5 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 128 years through our subsidiary, IBERIABANK, with products and services currently offered in locations in seven states. The Company also operates mortgage production offices in 10 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners, LLC (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC owns an aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management, Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, LLC (“CDE”) is engaged in the purchase of tax credits.
Summary of 2015 Third Quarter Results
Net income available to common shareholders for the three months ended September 30, 2015 totaled $42.5 million, a 37.5% increase compared to $30.9 million for the same period in 2014. Earnings for the third quarter of 2015 are net of $2.2 million in pre-tax merger-related expenses related to the system conversions during the quarter of Georgia Commerce.
On a diluted per common share basis, earnings for the third quarter of 2015 were $1.03, compared to $0.92 for the same quarter of 2014. Excluding the impact of non-operating items, primarily merger-related expenses, diluted earnings per share for the third quarter of 2015 were $1.07 on a non-GAAP operating basis, compared to $1.04 for the same quarter of 2014. See Table 20, Reconciliation of Non-GAAP Financial Measures.
Fully-taxable equivalent net interest income was $157.3 million for the third quarter of 2015, a $33.4 million, or 27.0%, increase compared to the same quarter of 2014. The third quarter of 2015 reflects a $3.7 billion, or 26.6%, increase in average earning assets and a three basis point increase in average yield, partially offset by a $2.3 billion, or 21.7%, increase in average interest-bearing liabilities and a four basis point increase in funding costs, as compared to the third quarter of 2014. As a result, net interest margin on an annualized basis increased one basis point to 3.50%, from 3.49%, and the net interest spread decreased one basis point to 3.36%, from 3.37%, when comparing the periods.
Non-interest income increased $10.4 million, or 22.0%, from the third quarter of 2014, primarily due to a $6.5 million, or 45.3%, increase in mortgage income. In the third quarter of 2015, the Company originated $720 million in mortgage loans, up $264 million, or 57.9%, from the year-ago quarter. The Company sold $726 million in mortgage loans, up $238 million, or 48.8%, from the third quarter of 2014.
Non-interest expense for the third quarter of 2015 increased $24.9 million, or 20.7% compared to the same quarter of 2014. Salaries and employee benefits expense increased $17.5 million, or 26.9%, over the third quarter of 2014, primarily as a result of the Company’s growth, including the acquisitions of Florida Bank Group, Old Florida and Georgia Commerce in the past 12 months.
Summary of 2015 Year-to-Date Results
For the nine months ended September 30, 2015, net income available to common shareholders totaled $98.4 million, a $29.0 million, or 41.7%, increase, compared to $69.4 million for the same period in 2014. Earnings for the first nine months of 2015 were net of $24.2 million in pre-tax merger-related expenses related to the acquisitions and system conversions of Florida Bank Group, Old Florida and Georgia Commerce.
On a diluted per common share basis, earnings were $2.59 for the nine months ended September 30, 2015, compared to $2.21 for the same period in 2014. Excluding the impact of non-operating items, primarily merger-related expenses, diluted earnings per share for the first nine months of 2015 were $3.07 on a non-GAAP operating basis, compared to $2.67 for the same period in 2014. See Table 20, Reconciliation of Non-GAAP Financial Measures.
Fully-taxable equivalent net interest income was $432.8 million for the nine months ended September 30, 2015, a $90.8 million, or 26.6%, increase compared to the same period in 2014. The first nine months of 2015 reflect a $3.4 billion, or 26.1%, increase in average earning assets and a four basis point increase in average yield, partially offset by a $2.1 billion, or 22.1%, increase in average interest-bearing liabilities and a five basis point increase in funding costs as compared to the same period in 2014. As a result, net interest margin on an annualized basis increased one basis point to 3.52%, from 3.51%, and the net interest spread decreased one basis point to 3.38%, from 3.39%, when comparing the periods.

Non-interest income for the nine months ended September 30, 2015 totaled $167.9 million, an increase of $41.3 million, or 32.7%, from the same period in 2014. The increase was primarily due to a $25.8 million, or 67.8%, increase in mortgage income and a $5.3 million, or 21.0%, increase in service charges on deposit accounts when comparing the periods.
Non-interest expense for the nine months ended September 30, 2015 increased $76.9 million, or 21.7%, compared to the same period in 2014. Salaries and employee benefits expense increased $45.5 million, or 23.5%, in the nine months ended September 30, 2015 compared to the same period of 2014, primarily attributable to the Company’s growth, including its recent acquisitions. In addition, merger-related expenses contributed $11.1 million to the overall increase.
Business Overview
The Company’s financial goals through 2016 are: (1) return on average tangible common equity of 13% to 17%; (2) tangible efficiency ratio of 60%; (3) asset quality in the top 10% of our peers; and (4) double-digit percentage growth in fully-diluted operating EPS. Overall, the third quarter results were consistent with forecasts, and the Company continues to make progress towards the achievement of its long-term financial goals.
Legacy loans, which exclude loans covered under FDIC loss share protection and other non-covered acquired loans, were $10.8 billion at September 30, 2015, an increase of $1.1 billion, or 11.5%, from December 31, 2014. Legacy commercial loans increased $813.0 million, or 11.6%, legacy consumer loans increased $164.7 million, or 7.7%, and legacy mortgage loans increased $132.8 million, or 25.2%, over December 31, 2014 balances.
From an asset quality perspective, legacy non-performing assets increased $12.9 million compared to December 31, 2014, due primarily to two legacy relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015. The Company believes the non-performing loan relationships are sufficiently reserved to address credit concerns. Annualized net charge-offs were nine basis points of average loans during the third quarters of both 2015 and 2014. Legacy loans past due 30 days or more increased $3.2 million, or 4.9% from December 31, 2014, and represented 0.64% of total legacy loans at September 30, 2015, compared to 0.67% at December 31, 2014.
Total deposits increased $3.8 billion since December 31, 2014, of which $2.7 billion, or 71.1%, of the growth was attributable to the current year acquisitions. Total non-interest bearing deposits increased $1.2 billion, or 37.5%, and equaled 26.9% of total deposits at September 30, 2015.

The Company implemented the provisions of the U.S. Basel III final rules that became effective January 1, 2015, subject to a phase in period for certain provisions through January 1, 2019. The implementation of the new Basel III requirements, which impacted the qualifying criteria for regulatory capital and increased risk-weights for certain assets, reduced the Company’s resulting risk-based capital ratios; however, and despite the reduction, IBERIABANK continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of September 30, 2015.
2015 Outlook
Given the current uncertainty in the energy sector, the Company remains cautious regarding the effects in its markets most impacted by the oil and gas industry. The Company has seen downgraded credits in the service sector portfolio, as expected, and has also experienced a downward migration, to a lesser extent, in the exploration and production, and midstream portfolios. At September 30, 2015, the Company had $19.0 million in aggregate reserves for energy-related loans and unfunded commitments. The Company continues to forecast little or no losses in the exploration and production or midstream portfolios (63.8% of energy loans outstanding as of September 30, 2015), and manageable losses in the service company portfolio. Energy-related loans declined $161.2 million, or 18.3%, from December 31, 2014 to September 30, 2015, due to loan pay-downs and pay-offs. Energy-related loans declined from 7.7% of total loans at December 31, 2014, to 5.1% at September 30, 2015. The Company has experienced relatively little impact on its energy portfolio as of September 30, 2015, and while significant losses are not expected, future losses will depend on the duration and severity of the depression of commodity prices. The Company will continue to manage risk by reducing and exiting energy relationships that no longer fit our credit profile.
The mortgage origination locked pipeline was $283.2 million at September 30, 2015, compared to $136.8 million at December 31, 2014 and $169.8 million at September 30, 2014. Mortgage income for the third quarter of 2015 was up $6.5 million, or 45.3%, from the third quarter of 2014. The commercial loan pipeline is currently in excess of $950 million.
In addition, the Company has experienced growth in its title, treasury management and client derivatives businesses. IBERIA Financial Services revenues increased 30.6% on a linked quarter basis, and were up 21.1% compared to the third quarter of 2014. Revenues for IBERIA Wealth Advisors ("IWA") decreased 2.0% on a linked quarter basis, but were up 18.8% compared to the third quarter of 2014. Assets under management at IWA were $1.4 billion at September 30, 2015, up 3.8% compared to December 31, 2014. Despite stable growth in these fee income businesses, IBERIA Capital Partners ("ICP"), the Company's energy investment banking boutique, has faced headwinds, with revenues decreasing 76.8% on a linked quarter basis, and 73.8% compared to the third quarter of 2014.
In January 2015, the Company announced it was exiting the indirect automobile lending business, after reaching the conclusion that the compliance risk associated with this business had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At September 30, 2015, the Company’s indirect automobile lending business had $281.6 million in loans outstanding, down $115.5 million, or 29.1%, compared to December 31, 2014, and this portfolio will continue to run off as intended throughout the remainder of 2015 and beyond.
Absent an increase in interest rates, which given the current forward interest rate curve, is not expected to occur in 2015, and based on current expectations of credit quality, business segment performance and the achievement of targeted synergies associated with recent acquisitions, forecasted operating EPS for the full-year 2015 is expected to be between $4.17 and $4.22, compared to $3.73 in 2014, a 12% to 13% increase compared to 2014 operating results.
2015 SIGNIFICANT TRANSACTIONS
Acquisition Activity
The Company completed the acquisitions of Florida Bank Group on February 28, 2015, Old Florida on March 31, 2015, and Georgia Commerce on May 31, 2015. The acquired assets and liabilities, which include preliminary fair value adjustments, are presented in the following table and are subject to change. See Note 3, Acquisition Activity, to the unaudited consolidated financial statements for additional information.

TABLE 1 – 2015 ACQUISITIONS

(Dollars in thousands)	Florida Bank Group	Old Florida	Georgia Commerce	Total
Assets
Cash	$72,982	$360,688	$51,059	$484,729
Investment securities	107,372	67,209	138,229	312,810
Loans	305,829	1,064,431	801,104	2,171,364
Loans held for sale	—	5,952	1,249	7,201
Other real estate owned	423	4,513	5,613	10,549
Core deposit intangible	4,489	10,055	7,448	21,992
Other assets	49,982	35,145	36,809	121,936
Total assets	$541,077	$1,547,993	$1,041,511	$3,130,581
Liabilities
Non-interest-bearing deposits	$109,548	$340,869	$249,739	$700,156
Interest-bearing deposits	282,680	1,048,888	658,309	1,989,877
Borrowings	68,598	1,528	13,203	83,329
Other liabilities	6,515	3,087	11,236	20,838
Total liabilities	$467,341	$1,394,372	$932,487	$2,794,200

Preferred Stock Issuance
During the third quarter of 2015, the Company issued an aggregate of 3,200,000 depositary shares (the “Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.625% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, (“Series B Preferred Stock”), with a liquidation preference of $10,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share), which represents $80,000,000 in aggregate liquidation preference.
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

ANALYSIS OF RESULTS OF OPERATIONS
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company’s performance.
TABLE 2 – SELECTED CONSOLIDATED FINANCIAL INFORMATION

	As of and For the Three Months Ended September 30
	2015	2014
Key Ratios (1)
Return on average assets	0.86%	0.79%
Return on average operating assets (Non-GAAP)	0.89	0.89
Return on average common equity	7.09	6.79
Return on average operating tangible common equity (Non-GAAP) (2)	11.18	11.29
Equity to assets at end of period	12.71	11.70
Earning assets to interest-bearing liabilities at end of period	141.43	135.17
Interest rate spread (3)	3.36	3.37
Net interest margin (TE) (3) (4)	3.50	3.49
Non-interest expense to average assets	2.93	3.08
Efficiency ratio (5)	68.2	71.1
Tangible operating efficiency ratio (TE) (Non-GAAP) (4) (5)	64.8	65.6
Common stock dividend payout ratio	32.90	36.80
Asset Quality Data
Non-performing assets to total assets at end of period (6)	1.07%	1.67%
Allowance for credit losses to non-performing loans at end of period (6)	86.17	74.87
Allowance for credit losses to total loans at end of period	1.03	1.32
Consolidated Capital Ratios
Tier 1 leverage capital ratio	9.33%	9.21%
Common Equity Tier 1 (CET1)	10.08	N/A
Tier 1 risk-based capital ratio	10.73	11.21
Total risk-based capital ratio	12.15	12.40

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

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
Net Interest Income/Net Interest Margin

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rates of return and relative risks associated with earning assets are weighed to determine the appropriateness and mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.36% and 3.37%, during the three months ended September 30, 2015 and 2014, respectively, and 3.38% and 3.39% for the respective nine-month periods. The Company’s net interest margin on a taxable equivalent (“TE”) basis, which is net interest income (TE) as a percentage of average earning assets, was 3.50% and 3.49% for the quarters ended September 30, 2015 and 2014, respectively, and 3.52% and 3.51% for the respective nine-month periods.
The following tables set forth information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect of these adjustments is included in non-earning assets.

TABLE 3 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Three Months Ended September 30
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate	Average Balance	Interest Income/Expense (2)	Yield/ Rate
Earning Assets:
Loans (1):
Commercial loans	$9,915,593	$110,282	4.41%	$7,467,597	$98,562	5.24%
Mortgage loans	1,180,725	13,156	4.46%	1,104,692	13,321	4.82%
Consumer and other loans	2,913,283	36,477	4.97%	2,437,544	33,589	5.47%
Total loans	14,009,601	159,915	4.53%	11,009,833	145,472	5.25%
Loans held for sale	200,895	1,847	3.68%	163,510	1,594	3.90%
Investment securities	2,697,617	13,729	2.16%	2,137,735	10,994	2.20%
FDIC loss share receivable	47,190	(5,600)	(46.43)%	111,383	(25,120)	(88.25)%
Other earning assets	756,277	1,186	0.62%	567,897	853	0.60%
Total earning assets	17,711,580	171,077	3.86%	13,990,358	133,793	3.83%
Allowance for loan losses	(130,367)			(133,443)
Non-earning assets	2,022,857			1,619,293
Total assets	$19,604,070			$15,476,208
Interest-bearing liabilities
Deposits:
NOW accounts	$2,655,069	1,725	0.26%	$2,228,378	1,546	0.28%
Savings and money market accounts	7,104,789	6,459	0.36%	4,877,051	3,588	0.29%
Certificates of deposit	2,343,794	5,040	0.85%	2,060,055	3,983	0.77%
Total interest-bearing deposits	12,103,652	13,224	0.43%	9,165,484	9,117	0.39%
Short-term borrowings	262,250	116	0.17%	919,869	406	0.17%
Long-term debt	343,016	2,620	2.99%	358,970	2,519	2.75%
Total interest-bearing liabilities	12,708,918	15,960	0.50%	10,444,323	12,042	0.46%
Non-interest-bearing demand deposits	4,265,912			3,057,513
Non-interest-bearing liabilities	206,030			168,262
Total liabilities	17,180,860			13,670,098
Shareholders’ equity	2,423,210			1,806,110
Total liabilities and shareholders’ equity	$19,604,070			$15,476,208
Net earning assets	$5,002,662			$3,546,035
Net interest income / Net interest spread		$155,117	3.36%		$121,751	3.37%
Net interest income (TE) / Net interest margin (TE) (3)		$157,302	3.50%		$123,885	3.49%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $0.7 million and $0.6 million for the three-month periods ended September 30, 2015 and 2014, respectively.

(3)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

TABLE 4 – YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Nine Months Ended September 30
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate	Average Balance	Interest Income/Expense (2)	Yield/ Rate
Earning Assets:
Loans (1):
Commercial loans	$9,032,618	$297,199	4.40%	$7,158,634	$270,227	5.05%
Mortgage loans	1,156,101	41,129	4.74%	802,095	31,469	5.23%
Consumer and other loans	2,777,330	105,113	5.06%	2,231,190	88,348	5.29%
Total loans	12,966,049	443,441	4.57%	10,191,919	390,044	5.12%
Loans held for sale	179,211	4,742	3.53%	133,455	3,953	3.95%
Investment securities	2,492,826	38,017	2.15%	2,120,226	32,911	2.22%
FDIC loss share receivable	56,299	(19,011)	(44.53)%	132,306	(61,393)	(61.19)%
Other earning assets	608,578	3,018	0.66%	351,232	2,024	0.77%
Total earning assets	16,302,963	470,207	3.87%	12,929,138	367,539	3.83%
Allowance for loan losses	(129,325)			(135,050)
Non-earning assets	1,842,042			1,506,864
Total assets	$18,015,680			$14,300,952
Interest-bearing liabilities
Deposits:
NOW accounts	$2,587,020	5,042	0.26%	$2,229,454	4,480	0.27%
Savings and money market accounts	6,064,012	14,892	0.33%	4,517,549	9,108	0.27%
Certificates of deposit	2,275,968	14,410	0.85%	1,817,146	10,009	0.74%
Total interest-bearing deposits	10,927,000	34,344	0.42%	8,564,149	23,597	0.37%
Short-term borrowings	488,574	699	0.19%	805,167	1,022	0.17%
Long-term debt	404,125	8,566	2.80%	314,924	7,488	3.14%
Total interest-bearing liabilities	11,819,699	43,609	0.49%	9,684,240	32,107	0.44%
Non-interest-bearing demand deposits	3,840,738			2,811,276
Non-interest-bearing liabilities	171,585			139,821
Total liabilities	15,832,022			12,635,337
Shareholders’ equity	2,183,658			1,665,615
Total liabilities and shareholders’ equity	$18,015,680			$14,300,952
Net earning assets	$4,483,264			$3,244,898
Net interest income / Net interest spread		$426,598	3.38%		$335,432	3.39%
Net interest income (TE) / Net interest margin (TE) (3)		$432,819	3.52%		$341,986	3.51%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $2.1 million and $1.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

(3)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

Net interest income increased $33.4 million, or 27.4%, to $155.1 million for the third quarter of 2015, and $91.2 million, or 27.2%, on a year-to-date basis. The increase in net interest income was the result of an increase in average earning assets and an improvement in the earning asset yield for the third quarter and first nine months of 2015 when compared to the same periods of 2014, and was partially offset by increases in average interest-bearing liabilities and the associated cost of funds over the same periods. The average balance sheet growth over the past twelve months was primarily a result of acquisitions, although the Company has also experienced organic growth in its legacy loan portfolio and deposits.
Average loans made up 79.1% and 78.7% of average earning assets in the third quarters of 2015 and 2014, respectively, and 79.5% and 78.8% for the respective nine-month periods. Average loans increased $3.0 billion, or 27.2%, when comparing the third quarter of 2015 to the same quarter of 2014, and $2.8 billion, or 27.2%, when comparing the nine months of 2015 to the same period of 2014. The increase in loans was a result of growth in both the legacy and non-covered acquired loan portfolios. Investment securities made up 15.2% and 15.3% of average earning assets for the third quarters of 2015 and 2014, respectively, and 15.3% and 16.4% for the respective nine-month periods.
Average interest-bearing deposits made up 95.2% and 87.8% of average interest-bearing liabilities in the third quarters of 2015 and 2014, respectively, and 92.4% and 88.4% for the respective nine-month periods. Average short-term borrowings and long-term debt made up 4.8% of average interest-bearing liabilities in the third quarter of 2015, compared to 12.2% for the third quarter of 2014, and 7.6% for the first nine months of 2015, compared to 11.6% for the same period of 2014.
The increase in yield on total earning assets when comparing 2015 to 2014 was driven by a decrease in amortization of the Company’s FDIC loss share receivable (which results in a negative yield for this asset), partially offset by the mix of lower yielding loans recently acquired. The decrease in amortization on the loss share receivables is the result of the contractual expiration of loss share coverage in late 2014 and early 2015 on certain acquired portfolios covered by loss share agreements with the FDIC.
The following table sets forth information regarding average loan balances and average yields, segregated into the covered and non-covered portfolios, for the periods indicated. Information on the Company’s covered loan portfolio is presented both with and without the yield on the FDIC loss share receivable.
TABLE 5 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Legacy loans	$10,571,181	3.90%	$9,019,127	3.97%	$10,153,990	3.89%	$8,665,111	4.02%
Acquired loans	3,179,962	5.70%	1,432,132	6.63%	2,554,739	6.08%	902,286	7.00%
Non-covered loans	13,751,143	4.31%	10,451,259	4.34%	12,708,729	4.33%	9,567,397	4.30%
Covered loans	258,458	13.77%	558,574	21.28%	257,320	14.43%	624,522	16.77%
FDIC loss share receivables	47,190	(46.43)%	111,383	(88.25)%	56,299	(44.53)%	132,306	(61.19)%
Covered loans, net of FDIC loss share receivables	305,648	4.47%	669,957	3.07%	313,619	3.85%	756,828	3.14%
Total loans and FDIC loss share receivables	$14,056,791	4.36%	$11,121,216	4.30%	$13,022,348	4.36%	$10,324,225	4.27%
Provision for Credit Losses
On a consolidated basis, the Company recorded a provision for loan losses of $19.2 million for the nine months ended September 30, 2015, a $6.6 million increase from the provision recorded for the same period of 2014. The Company also recorded a provision for unfunded lending commitments of $2.7 million during the current year, included in “Credit and other loan-related expense” in the Company’s consolidated statements of comprehensive income. As a result, the Company’s total provision for credit losses was $21.9 million in the first nine months of 2015, $8.4 million, or 62.2%, greater than the provision recorded in the first nine months of 2014. The Company’s total provision recorded during the nine months ended September 30, 2015 included a $1.4 million provision for changes in expected cash flows on the acquired loan portfolios (covered and non-covered) and a $20.5 million provision on legacy loans. The increase in the provision was due primarily to legacy loan growth ($1.1 billion, or 11.5%, growth since December 31, 2014), as well as an increase in net charge-offs due to lower recoveries, and general energy sector weakness. Annualized year-to-date net charge-offs to average loans in the legacy portfolio were 0.10% as of September 30, 2015, compared to 0.06% as of September 30, 2014.

See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
The Company’s operating results for the three months ended September 30, 2015 included non-interest income of $57.5 million compared to $47.1 million for the same period of 2014. The increase in non-interest income was primarily a result of increases in mortgage income and service charges on deposit accounts. Non-interest income as a percentage of total gross revenue (defined as total interest and dividend income and non-interest income) in the third quarter of 2015 was 25.2% compared to 26.0% of total gross revenue in the third quarter of 2014.
In the third quarter of 2015, record levels of mortgage production and strong sales resulted in a $6.5 million increase in mortgage income over the third quarter of 2014. The Company originated $720 million in mortgage loans in the third quarter of 2015, up $264 million, or 57.9%, from the year-ago quarter. The Company sold $726 million in mortgage loans, up $238 million, or 48.8% from the third quarter of 2014.
Service charges on deposit accounts increased $1.1 million, or 11.1%, in the third quarter of 2015 over the third quarter of 2014, due primarily to an increase in deposit accounts as a result of the Florida Bank Group, Old Florida and Georgia Commerce acquisitions in the past twelve months.
Other fluctuations in non-interest income included modest increases in title revenue, ATM/debit card fee income, and the gain on a sale/leaseback of a building, offset by decreases in broker commissions and gains on the sale of available for sale securities.
On a year-to-date basis, non-interest income increased $41.3 million to $167.9 million, compared to $126.6 million in 2014. The increase was primarily due to a $25.8 million, or 67.8%, increase in mortgage income and a $5.3 million, or 21.0%, increase in service charges on deposit accounts when comparing the periods.
Non-interest Expense
The Company’s results for the third quarter of 2015 include non-interest expense of $145.0 million, an increase of $24.9 million, or 20.7%, over the same period of 2014. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s recent investments in acquisitions, product expansion, and operating systems have led to increases in several components of non-interest expense.
For the quarter, the Company’s efficiency ratio was 68.2%, compared to 71.1% in the third quarter of 2014. Excluding non-operating income and expenses and the effect of amortization on intangibles, the Company’s tangible operating efficiency ratio would have been 65.7% and 66.7% in the third quarters of 2015 and 2014, respectively.
Salaries and employee benefits increased $17.5 million in the third quarter of 2015 when compared to the same period in 2014, primarily the result of increased staffing due to the growth of the Company. The Company completed three acquisitions since September 30, 2014 and had 3,214 full-time equivalent employees at the end of the third quarter of 2015, an increase of 511, or 18.9%, from the end of the third quarter of 2014.
Net occupancy and equipment expenses were up $3.1 million over the third quarter of 2014, primarily due to operating merger-related expenses, as the Company incurred increased rent and depreciation, signage, and other expenses in the current quarter related to the recently closed acquisitions. Occupancy and equipment expenses also include repairs and maintenance on branches, utilities, rentals and property taxes.
For the nine months ended September 30, 2015, non-interest expense totaled $431.3 million, a $76.9 million, or 21.7%, increase from $354.5 million for the same period of 2014. Salaries and employee benefits expense increased $45.5 million, or 23.5%, over the first nine months of 2014, primarily attributable to the Company’s growth, including its recent acquisitions. In addition, merger-related expenses contributed $11.1 million to the overall increase. Excluding merger-related and other non-operating expenses, non-interest expense would have increased $70.6 million.

Income Taxes
For the three months ended September 30, 2015 and 2014, the Company recorded income tax expense of $20.1 million and $12.1 million, respectively, equating to an effective income tax rate of 32.1% and 28.2%, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded income tax expense of $45.5 million and $25.5 million, respectively, which resulted in an effective income tax rate of 31.6% for the first nine months of 2015 and 26.9% for the same period of 2014.
The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. The effective tax rate was negatively impacted by the increase in pre-tax income and the post-merger effect of the 2015 acquisitions, which contributed to the increase in the Company's state effective tax rate given the higher statutory tax rates in Florida and Georgia.

FINANCIAL CONDITION
Earning Assets
Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. As a result of both acquired assets and organic growth, earning assets increased $3.4 billion, or 23.5%, since December 31, 2014.
The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company’s total loan portfolio increased $2.7 billion, or 23.4%, from year-end 2014 to $14.1 billion at September 30, 2015, which was driven by legacy loan growth of $1.1 billion and a net increase of $1.8 billion in non-covered acquired loans primarily related to the Florida Bank Group, Old Florida and Georgia Commerce acquisitions, offset slightly by a $191.0 million, or 43.0%, decrease in covered loans. By loan type, the increase was primarily driven by commercial loan growth of $2.2 billion during the first nine months of 2015, 28.0% higher than at the end of 2014.
The major categories of loans outstanding at September 30, 2015 and December 31, 2014 are presented in the following tables, segregated into covered, acquired non-covered and legacy loans.
TABLE 6 – SUMMARY OF LOANS

	September 30, 2015
	Commercial			Residential Mortgage		Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered	$43,590	$11,419	$—	$119,926	$—	$—	$77,226	$568	$812	$253,541
Acquired Non-Covered	1,614,438	512,049	5,521	398,398	11,074	127	449,665	—	92,948	3,084,220
Total Acquired	1,658,028	523,468	5,521	518,324	11,074	127	526,891	568	93,760	3,337,761
Legacy	4,321,723	2,779,503	713,935	596,428	64,115	281,522	1,488,796	76,716	456,520	10,779,258
Total	$5,979,751	$3,302,971	$719,456	$1,114,752	$75,189	$281,649	$2,015,687	$77,284	$550,280	$14,117,019

	December 31, 2014
	Commercial			Residential Mortgage		Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	1 - 4 Family	Construction	Indirect automobile	Home Equity	Credit Card	Other	Total
Covered	$189,126	$31,260	$—	$128,024	$—	$—	$92,430	$648	$3,056	$444,544
Acquired Non-Covered	495,842	87,914	7,742	424,579	—	392	217,699	—	93,618	1,327,786
Total Acquired	684,968	119,174	7,742	552,603	—	392	310,129	648	96,674	1,772,330
Legacy	3,676,811	2,452,521	872,866	495,638	32,056	396,766	1,290,976	72,745	378,335	9,668,714
Total	$4,361,779	$2,571,695	$880,608	$1,048,241	$32,056	$397,158	$1,601,105	$73,393	$475,009	$11,441,044

Loan Portfolio Components
The Company’s loan to deposit ratio at September 30, 2015 and December 31, 2014 was 86.6% and 91.4%, respectively. The percentage of fixed rate loans to total loans was 48.8% at September 30, 2015 and 48.6% at December 31, 2014. The discussion below highlights activity by major loan type.
Commercial Loans
Total commercial loans increased $2.2 billion, or 28.0%, to $10.0 billion at September 30, 2015, from $7.8 billion at December 31, 2014. During the first nine months of 2015, the Company’s non-covered acquired commercial loans increased $1.5 billion on a net basis primarily related to acquired commercial loans from Florida Bank Group, Old Florida and Georgia Commerce, as well as the reclassification of certain covered loans to non-covered acquired loans upon expiration of their loss share coverage period. Legacy commercial loan growth during the first nine months of 2015 totaled $813.0 million, an 11.6% increase. The Company continued to attract and retain commercial customers as commercial loans were 70.9% of the total loan portfolio at September 30, 2015, compared to 68.3% at December 31, 2014. Unfunded commitments on commercial loans, including approved loan commitments not yet funded, were $3.6 billion at September 30, 2015, an increase of $352.1 million, or 10.7%, when compared to year-end 2014.

Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues generated from the business of the borrower. Commercial real estate loans increased $1.6 billion, or 37.1%, during the first nine months of 2015, primarily driven by a net increase in acquired non-covered commercial real estate loans of $1.1 billion, or 225.6%, and an increase in legacy commercial real estate loans of $644.9 million, or 17.5%. At September 30, 2015, commercial real estate loans totaled $6.0 billion, or 42.4% of the total loan portfolio, compared to 38.1% at December 31, 2014. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination.
Commercial business loans represent loans to commercial customers to finance general working capital needs, equipment purchases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans. As of September 30, 2015, commercial loans not secured by real estate totaled $4.0 billion, or 28.5% of the total loan portfolio. This represents a $570.1 million, or 16.5%, increase from December 31, 2014.

In addition to asset-based collateral, the Company generally obtains personal guarantees of the principals as additional security for most commercial loans. In the normal course of business, we frequently pursue performance from each guarantor of impaired debt if the guarantor’s net worth or creditworthiness is able to be monetized and we believe it to be financially beneficial for the Company. Historically, we have often been successful in obtaining performance from guarantors to help recover or mitigate loss, costs, and/or expenses associated with our collection activities. Further, we believe the impact of credit support provided by guarantors has been appropriately considered in the calculation and assessment of the allowance for credit losses.

The following table details the Company’s commercial loans by state.
TABLE 7 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Other	Total
September 30, 2015
Covered	$—	$34,179	$973	$—	$—	$19,857	$—	$55,009
Non-Covered Acquired	303,973	1,081,693	29,938	41,617	—	587,945	86,842	2,132,008
Legacy	3,016,841	777,219	1,011,808	1,740,149	675,067	69,724	524,353	7,815,161
Total	$3,320,814	$1,893,091	$1,042,719	$1,781,766	$675,067	$677,526	$611,195	$10,002,178

December 31, 2014
Covered	$—	$220,386	$—	$—	$—	$—	$—	$220,386
Non-Covered Acquired	351,148	128,582	33,845	52,438	—	—	25,485	591,498
Legacy	3,015,447	342,246	901,705	1,633,162	676,691	—	432,947	7,002,198
Total	$3,366,595	$691,214	$935,550	$1,685,600	$676,691	$—	$458,432	$7,814,082
Energy-related Loans
The Company’s loan portfolio includes energy-related loans totaling $719.5 million outstanding at September 30, 2015, or 5.1% of total loans, compared to $880.6 million, or 7.7% of total loans, at December 31, 2014, a decrease of $161.1 million, or 18.3%. At September 30, 2015, exploration and production (“E&P”) loans accounted for 46.7% of energy-related loans and 54.7% of energy-related commitments. Midstream companies accounted for 17.1% of energy-related loans and 14.6% of energy commitments, while service company loans totaled 36.2% of energy-related loans and 30.7% of energy commitments.
As a result of the significant and sustained decline in energy commodity prices since the end of 2014, the Company continues to reduce its loan exposure to the energy industry and continues to take steps to identify the risk the decline in energy prices has on both the asset quality of its energy lending portfolio, as well as the asset quality of the Company’s clients in its markets with higher exposure to these declines. During the third quarter, the Company tightened up its risk exposure in certain consumer segments and markets that have ancillary exposure to energy.

Generally, service companies are the most affected by fluctuations in commodity prices, while midstream companies are least affected. Based on the composition of its portfolio at September 30, 2015, the Company believes most of its exposure is in areas of lower credit risk. The Company believes it has generally lent to borrowers in the energy industry that are neither heavily leveraged nor lack either liquidity or guarantor support at time of origination, and the Company continues to monitor these levels post-origination. Further, the Company’s borrowers participate in a broadly diversified set of basins and a variety of oil and gas related activities.

At September 30, 2015, $4.9 million in energy loans were on non-accrual status, and energy loans past due 30 days or more totaled approximately $0.5 million. The Company expects that there will be an increase in non-accrual energy loans over time, primarily in the service sector. Further downward migration of the Company’s energy credits is largely dependent on the magnitude and duration of the decline in energy commodity prices. While the Company does not expect to recognize significant losses on its energy portfolio, the Company will continue to monitor its exposure throughout 2015 and beyond.

Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit sale in the secondary market. Larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan-to-value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. In the third quarter of 2012, the Company began to invest in loans that would be considered subprime (e.g., loans with a FICO score of less than 620) in order to facilitate compliance with relevant Community Reinvestment Act regulations. The Company expects to continue to invest in these types of CRA compliant subprime loans through additional secondary market purchases, as well as direct originations, in 2015, albeit up to a limited amount. The Company did not make a significant investment in subprime loans during the first nine months of 2015.
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $109.6 million, or 10.1%, compared to December 31, 2014, the result of private banking originations and acquired mortgage loans.
Consumer and Credit Card Loans
The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At September 30, 2015, $2.9 billion, or 20.7%, of the total loan portfolio was comprised of consumer loans, compared to $2.5 billion, or 22.3%, at the end of 2014. Total consumer loans increased $378.2 million, or 14.9%, from December 31, 2014, primarily due to growth in home equity loans and lines of credit of $414.6 million, offset by a decrease in indirect automobile loans of $115.5 million.
In January 2015, the Company announced it would exit the indirect automobile lending business. The Company concluded compliance risk associated with these loans had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At September 30, 2015, indirect automobile loans totaled $281.6 million, or 2.0% of the total loan portfolio, compared to $397.2 million, or 3.5% of the total loan portfolio, at December 31, 2014. Based on current amortization rates and expected maturities, the vast majority of these loans will be extinguished within four years.
The remainder of the consumer loan portfolio at September 30, 2015 consisted of credit card loans, direct automobile loans and other personal loans, and comprised 4.4% of the total loan portfolio.
Overall, the composition of the Company’s loan portfolio as of September 30, 2015 is consistent with the composition as of December 31, 2014.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 9, unscoreable consumer loans have been included in loans with FICO scores below 660. FICO scores reflect information available as of the Company’s most recent update.
TABLE 8 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Other	Total
September 30, 2015
Covered	$—	$70,084	$4,751	$—	$—	$3,771	$—	$78,606
Non-Covered Acquired	165,284	210,909	785	49,206	—	101,625	14,931	542,740
Legacy	1,001,547	249,417	243,673	109,128	248,753	21,036	430,000	2,303,554
Total	$1,166,831	$530,410	$249,209	$158,334	$248,753	$126,432	$444,931	$2,924,900

December 31, 2014
Covered	$—	$90,908	$5,226	$—	$—	$—	$—	$96,134
Non-Covered Acquired	186,147	30,671	830	75,473	—	—	18,588	311,709
Legacy	924,255	146,979	229,290	84,087	224,605	—	529,606	2,138,822
Total	$1,110,402	$268,558	$235,346	$159,560	$224,605	$—	$548,194	$2,546,665

TABLE 9 – CONSUMER LOANS BY FICO SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
September 30, 2015
Covered	$34,911	$21,974	$39,330	$(17,609)	$78,606
Non-Covered Acquired	54,795	170,017	332,371	(14,443)	542,740
Legacy	302,786	699,733	1,301,035	—	2,303,554
Total	$392,492	$891,724	$1,672,736	$(32,052)	$2,924,900

December 31, 2014
Covered	$43,005	$23,496	$50,522	$(20,889)	$96,134
Non-Covered Acquired	55,757	70,672	197,956	(12,676)	311,709
Legacy	405,243	538,361	1,195,218	—	2,138,822
Total	$504,005	$632,529	$1,443,696	$(33,565)	$2,546,665
Mortgage Loans Held for Sale
Loans held for sale increased $62.1 million, or 44.3%, to $202.2 million at September 30, 2015 compared to year-end 2014. The increase in the balance since year-end was due to the increase in mortgage production. The Company originated $720 million in mortgage loans during the third quarter of 2015, compared to $495 million of originations during the fourth quarter of 2014.
Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Loan purchasers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include fraud in the origination, breach of representations or warranties, or documentation deficiencies. At September 30, 2015, mortgage loans held for sale subject to repurchase were immaterial. The Company has recorded a reserve of $0.8 million for potential repurchases at September 30, 2015. An insignificant number of loans have been returned to the Company in the nine months ended September 30, 2015.
Asset Quality
Management believes that it has demonstrated proficiency in managing credit risk through timely identification of significant problem loans, prompt corrective action, and transparent disclosure. Selected asset quality measures and related discussion follow in Tables 10 through 13.
The Company utilizes an asset risk classification system in accordance with guidelines established by the FRB as part of its efforts to monitor commercial asset quality. In connection with their examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, reclassify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss,” all of which are considered adverse classifications. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered not collectible and of such little value that continuance as an asset of the Company is not warranted. Commercial loans with adverse classifications are reviewed by the Board Risk Committee of the Board of Directors periodically. Loans are placed on non-accrual status when they are 90 days or more past due unless, in the judgment of management, the probability of timely collection of principal and interest is deemed to be sufficient to warrant further accrual. When a loan is placed on non-accrual status, the accrual of interest income ceases and accrued but unpaid interest attributable to the current year is reversed against interest income. Accrued interest receivable attributable to the prior year is recorded as a charge-off to the allowance for credit losses.
The asset quality of residential mortgage loans and other consumer loans is generally classified and monitored based on days-past-due status.
Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as OREO, and is recorded at the lesser of the related loan balance (the pro-rata carrying value for acquired loans) or estimated fair value less estimated costs to sell.

Under GAAP, certain loan modifications, refinancings or restructurings are designated as TDRs. In general, the modification, refinancing or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions.
Non-performing Assets
The Company defines nonperforming assets as nonaccrual loans, accruing loans more than 90 days past due, OREO and foreclosed property.
Covered loans represent loans acquired through failed bank acquisitions that continue to be covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. In addition to covered loans, the Company also accounts for loans formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as purchased impaired loans.
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

TABLE 10 – NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (LEGACY)

(Dollars in thousands)	September 30, 2015	December 31, 2014	Increase (Decrease)
Non-accrual loans:
Commercial and industrial	$25,255	$9,953	$15,302	153.7%
Energy-related	3,478	27	3,451
Mortgage	14,879	14,362	517	3.6%
Consumer and credit card	7,662	10,628	(2,966)	(27.9)%
Total non-accrual loans	51,274	34,970	16,304	46.6%
Accruing loans 90 days or more past due	1,521	754	767	101.7%
Total non-performing loans (1)	52,795	35,724	17,071	47.8%
OREO and foreclosed property (2)	17,062	21,243	(4,181)	(19.7)%
Total non-performing assets (1)	69,857	56,967	12,890	22.6%
Performing troubled debt restructuring (3)	30,314	1,430	28,884	N/M
Total non-performing assets and troubled debt restructurings (1)	$100,171	$58,397	$41,774	71.5%
Non-performing loans to total loans (1) (4)	0.49%	0.37%
Non-performing assets to total assets (1) (4)	0.43%	0.41%
Non-performing assets and troubled debt restructurings to total assets (1) (4)	0.62%	0.42%
Allowance for credit losses to non-performing loans (4) (5)	191.16%	246.26%
Allowance for credit losses to total loans (4) (5)	0.94%	0.91%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at September 30, 2015 and December 31, 2014 include $8.3 million and $11.6 million, respectively, of former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for September 30, 2015 and December 31, 2014 include $22.4 million and $2.2 million, respectively, in troubled debt restructurings that meet non-performing asset criteria noted above.

(4)	Total loans, total non-performing loans, and total assets exclude loans and assets covered by FDIC loss share agreements and acquired loans discussed below.

(5)	The allowance for credit losses excludes the portion of the allowance related to covered loans and acquired non-covered loans discussed below.
Non-performing legacy loans were 0.49% of total legacy loans at September 30, 2015, 12 basis points higher than at December 31, 2014. Legacy non-performing assets were 0.43% of total legacy assets at September 30, 2015, two basis points higher than at December 31, 2014. The increase in legacy non-performing assets for the first nine months of 2015 was due primarily to two legacy relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015. The Company believes it has sufficient reserves to address credit concerns associated with these loan relationships.The Company’s reserve for credit losses as a percentage of legacy loans increased three basis points from 0.91% at December 31, 2014 to 0.94% at September 30, 2015.
The Company had gross charge-offs on legacy loans of $12.1 million during the nine months ended September 30, 2015. Offsetting these charge-offs were recoveries of $4.6 million. As a result, annualized net charge-offs on legacy loans for the first nine months of 2015 were $7.5 million, or 0.10% of average loans, as compared to net charge-offs of $3.9 million, or 0.06%, for the first nine months of 2014.

At September 30, 2015, excluding loans covered by the FDIC loss share agreements (see “Covered Loans” below), the Company had $200.6 million of commercial loans classified as substandard, $6.2 million of commercial loans classified as doubtful, and $0.8 million of commercial loans classified as loss (before the application of loan discounts to acquired loans). Accordingly, the aggregate of the Company’s classified loans was 1.06% of total assets, 1.47% of total loans, and 1.50% of non-covered loans. At December 31, 2014, classified commercial loans totaled $112.2 million, or 0.71% of total assets, 0.98% of total loans, and 1.02% of non-covered loans. As with non-classified loans, a reserve for credit losses has been recorded for all substandard loans at September 30, 2015 in accordance with the Company’s allowance for credit losses policy.

In addition to the problem loans described above, excluding covered loans, there were $88.3 million of loans classified as special mention at September 30, 2015, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans at September 30, 2015, increased $14.2 million, or 19.2%, from December 31, 2014, primarily due to acquisitions and organic loan growth.
Past Due Loans
Past due status is based on the contractual terms of loans. At September 30, 2015, total past due non-covered loans were 1.04% of total loans, a decrease of 14 basis points from December 31, 2014. Including covered loans, total past due loans were 1.36% of total loans before discount adjustments at September 30, 2015 and 1.92% at December 31, 2014. Additional information on non-covered past due loans is presented in the following table.
TABLE 11 – PAST DUE NON-COVERED LOAN SEGREGATION

	September 30, 2015
	Legacy		Acquired		Total Non-covered
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$9,450	0.09%	$6,566	0.21%	$16,016	0.11%
60-89 days past due	6,268	0.04%	2,201	0.07%	8,469	0.06%
90-119 days past due	1,468	0.01%	1,473	0.05%	2,941	0.02%
120 days past due or more	53	—%	—	—%	53	—%
	17,239	0.16%	10,240	0.33%	27,479	0.20%
Non-accrual loans (1)	51,274	0.48%	65,889	2.09%	117,163	0.84%
Total past due loans	$68,513	0.64%	$76,129	2.42%	$144,642	1.04%

	December 31, 2014
	Legacy		Acquired		Total Non-covered
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$23,365	0.24%	$11,537	0.83%	$34,902	0.32%
60-89 days past due	6,202	0.06%	3,848	0.28%	10,050	0.09%
90-119 days past due	738	0.01%	567	0.04%	1,305	0.01%
120 days past due or more	16	—%	19	—%	35	—%
	30,321	0.31%	15,971	1.15%	46,292	0.42%
Non-accrual loans (1)	34,970	0.36%	48,885	3.51%	83,855	0.76%
Total past due loans	$65,291	0.67%	$64,856	4.66%	$130,147	1.18%

(1)	The acquired loans balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of non-accrual loans.

Total non-covered past due loans increased $14.5 million from December 31, 2014 to $144.6 million at September 30, 2015. The change was due to increases in total non-accrual loans of $33.3 million and accruing loans past due 90 days or more of $1.7 million offset by a decrease of $20.5 million of loans past due 30-89 days.
Total legacy loans past due increased $3.2 million, or 4.9%, from December 31, 2014. The change was due primarily to increases in legacy non-accrual loans of $16.3 million and accruing loans past due 90 days or more of $0.7 million, offset by a decrease of $13.8 million of loans 30-89 days past due. The increase in legacy non-accrual loans was due primarily to two relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015.
Total acquired loans past due increased $11.3 million, or 17.4%, from December 31, 2014 to $76.1 million at September 30, 2015. The change was primarily attributable to an increase of $17.0 million in non-accrual loans related to the movement of certain covered non-single family loans to non-covered acquired loans after the expiration of their loss share agreements in 2015.
Covered Loans
Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate acquired through these transactions were covered as of the acquisition dates by loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection. As of September 30, 2015, the Company experienced the expiration of FDIC loss share protection on non-single family loans associated with three FDIC-assisted transactions. As a result of the loss protection provided by the FDIC, the risk of loss on the acquired loans and foreclosed real estate can be significantly different from those assets not covered under the loss share agreements.
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
TABLE 12 – PAST DUE COVERED LOAN SEGREGATION

	September 30, 2015		December 31, 2014
		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$613	0.19%	$3,277	0.63%
60-89 days past due	208	0.07%	2,912	0.56%
90-119 days past due	—	—%	368	0.07%
Total accruing loans	821	0.26%	6,557	1.27%
Non-accrual loans (1)	47,859	15.22%	85,831	16.61%
Total past due loans	$48,680	15.48%	$92,388	17.88%

(1)	This amount represents the outstanding balance of covered loans that would otherwise meet the Company’s definition of non-accrual loans.
Covered loans past due at September 30, 2015 totaled $48.7 million before discounts, a decrease of $43.7 million, or 47.3%, from December 31, 2014. The decrease is consistent with not only the overall decrease in the covered loan portfolio due to the expiration of certain loss share coverage agreements, but also with the steady improvement in asset quality in the covered loan portfolio over time. Past due covered loans at September 30, 2015 included $47.9 million in loans that would otherwise meet the Company’s definition of non-accrual loans and $0.8 million in accruing loans past due, all of which were past due less than 90 days. The indemnification agreements on covered assets include a provision for recapture of a portion of interest if the interest is included in total losses on the covered asset.
Of the $43.7 million decrease in covered loans past due, loans past due 30 to 89 days decreased $5.4 million, or 86.7%, while non-performing loans (defined as accruing loans greater than 90 days past due and loans that meet the definition of non-accrual loans) decreased $38.3 million, or 44.5%. These decreases were primarily a result of the movement of certain non-single family loans to non-covered acquired loans after the expiration of their loss sharing agreements in 2015 as well as loan payments during the first nine months of 2015.

Allowance for Credit Losses
During the third quarter of 2015, the Company did not substantively change any material aspect of its overall approach in the determination of the allowance for credit losses, and there have been no material changes in assumptions or estimation techniques as compared to December 31, 2014. See the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
The manner in which the allowance for credit losses is determined is based on the accounting method applied to the underlying loans. The Company delineates between loans accounted for under the contractual yield method, primarily legacy loans, and loans accounted for as purchased impaired loans. Further, the Company attributes portions of the allowance for credit losses to loan and loan commitments that it evaluates individually, impaired credit, and to groups of loans and loan commitments that it evaluates collectively. However, the Company believes the entire allowance attributable to loans accounted for under the contractual yield method is available to absorb all losses inherent within that loan portfolio, regardless of measurement methodology.
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
At September 30, 2015, the Company had an allowance for credit losses of $14.5 million to reserve for probable losses currently in the covered loan portfolio and $29.4 million to reserve for probable losses currently in the acquired loan portfolio that have arisen after the losses estimated at the respective acquisition dates. Based on facts and circumstances available, management believes that the allowance for credit losses was appropriate at September 30, 2015 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if subsequent circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses.
The allowance for credit losses was $144.8 million at September 30, 2015, or 1.03% of total loans, $2.8 million higher than at December 31, 2014. The allowance for credit losses as a percentage of loans was 1.24% at December 31, 2014.
The allowance for credit losses on the legacy portfolio increased $13.0 million, or 14.7%, since December 31, 2014, primarily due to the additional allowance on $1.1 billion in legacy loan growth in the first nine months of 2015. Legacy non-accrual and classified loans also increased during the first nine months of 2015 by $16.3 million and $56.6 million, respectively, when compared to year-end 2014, primarily due to two legacy relationships totaling $21.5 million that moved to non-accrual status during the first quarter of 2015.
The allowance for credit losses on the covered portfolio decreased $1.6 million excluding the movement of allowance attributable to acquired assets no longer covered under loss sharing agreements. This decrease was primarily due to a change in expected cash flows on certain of the acquired loan pools during the first nine months of 2015.
At September 30, 2015 and December 31, 2014, excluding the acquired loan portfolios, the allowance for loan losses covered non-performing loans 1.6 times and 2.1 times, respectively. Including acquired non-covered loans, the allowance for loan losses covered 80.0% and 65.6% of total past due and non-accrual loans at September 30, 2015 and December 31, 2014, respectively.

The following tables set forth the activity in the Company’s allowance for credit losses for the periods indicated.
TABLE 13 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	September 30, 2015				September 30, 2014
	Non-covered loans				Non-covered loans
(Dollars in thousands)	Legacy Loans	Acquired Loans	Covered Loans	Total	Legacy Loans	Acquired Loans	Covered Loans	Total
Allowance for loans losses at beginning of period	$76,174	$9,193	$44,764	$130,131	$67,342	$4,557	$71,175	$143,074
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	17,743	143	(31)	17,855	9,635	(1,795)	5,878	13,718
Adjustment attributable to FDIC loss share arrangements	—	—	1,342	1,342	—	—	(1,153)	(1,153)
Net provision for (reversal of) loan losses	17,743	143	1,311	19,197	9,635	(1,795)	4,725	12,565
Adjustment attributable to FDIC loss share arrangements	—	—	(1,342)	(1,342)	—	—	1,153	1,153
Transfer of balance to OREO	—	(209)	(357)	(566)	—	(207)	(5,171)	(5,378)
Transfer of balance to non-covered	—	28,700	(28,700)	—	—	—	—	—
Loans charged-off	(12,073)	(8,973)	(1,188)	(22,234)	(8,242)	(586)	(12,823)	(21,651)
Recoveries	4,556	504	8	5,068	4,338	401	38	4,777
Allowance for loans losses at end of period	86,400	29,358	14,496	130,254	73,073	2,370	59,097	134,540
Reserve for unfunded commitments at beginning of period	11,801	—	—	11,801	11,147	—	—	11,147
Provision for unfunded lending commitments	2,724	—	—	2,724	952	—	—	952
Reserve for unfunded commitments at end of period	14,525	—	—	14,525	12,099	—	—	12,099
Allowance for credit losses at end of period	$100,925	$29,358	$14,496	$144,779	$85,172	$2,370	$59,097	$146,639

FDIC Loss Share Receivable
As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable decreased $26.2 million, or 37.6%, from $69.6 million at December 31, 2014 to $43.4 million at September 30, 2015. The decrease was due primarily to amortization of $19.0 million, submission of reimbursable losses to the FDIC of $4.1 million and OREO cash flow improvements of $1.7 million. See Note 7 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.
Investment Securities
Investment securities increased by $650.3 million, or 28.6%, since December 31, 2014 to $2.9 billion at September 30, 2015, due to both acquired investment securities and open-market security purchases. Investment securities approximated 15.0% and 14.4% of total assets at September 30, 2015 and December 31, 2014, respectively. Average investment securities totaled 15.3% of average earnings assets in the first nine months of 2015, compared to 16.4% for the same period of 2014.
All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At September 30, 2015, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
The Company assesses the nature of the unrealized losses in its investment portfolio at least quarterly to determine if there are losses that are deemed other-than-temporary. Based on its analysis, the Company concluded no declines in the market value of the Company’s investment securities were deemed to be other-than-temporary at September 30, 2015 and December 31, 2014. Note 4 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FRB and FHLB discount rates. The balance in interest-bearing deposits at other institutions of $311.6 million at September 30, 2015 increased $15.5 million, or 5.2%, from December 31, 2014. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.

FUNDING SOURCES
Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Short-term and long-term borrowings have become an important funding source as the Company has grown. Other funding sources include junior subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of 2015.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first nine months of 2015, total deposits increased $3.8 billion, or 30.2%, totaling $16.3 billion at September 30, 2015. Total non-interest-bearing deposits increased $1.2 billion, or 37.5%, and interest-bearing deposits increased $2.6 billion, or 27.7%, from December 31, 2014. Acquired deposits of $2.7 billion from Florida Bank Group, Old Florida and Georgia Commerce accounted for the majority of the increase from year-end 2014, while $1.1 billion, or 28.9%, of the total growth from December 31, 2014 was a result of organic deposit growth.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.

TABLE 14 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	September 30, 2015		December 31, 2014		$ Change	% Change
Non-interest-bearing deposits	$4,392,808	26.9%	$3,195,430	25.5%	$1,197,378	37.5%
NOW accounts	2,635,021	16.2	2,462,841	19.7	172,180	7.0
Money market accounts	6,274,428	38.5	4,168,504	33.3	2,105,924	50.5
Savings accounts	725,435	4.4	577,513	4.6	147,922	25.6
Certificates of deposit	2,275,373	14.0	2,116,237	16.9	159,136	7.5
Total deposits	$16,303,065	100.0%	$12,520,525	100.0%	$3,782,540	30.2%
From a market perspective, total deposit growth (excluding acquired deposits) was seen primarily in the Houston, Birmingham, Dallas and Baton Rouge markets. Customer deposits in Houston increased $421.1 million, or 40.2%, during the first nine months of 2015, while total deposits in the Birmingham market increased $116.9 million, or 24.2%, since the end of 2014. Dallas had year-to-date customer deposit growth of $90.4 million, or 126.1%. The Baton Rouge market experienced total customer deposit growth of $85.1 million, or 15.3%.
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have rates ranging from 0.09% to 0.65%. The following table details the average and ending balances of repurchase transactions as of and for the three months ended September 30:
TABLE 15 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2015	2014
Average balance	$221,217	$292,677
Ending balance	212,460	259,783
Total short-term borrowings decreased $623.3 million, or 73.7%, from December 31, 2014, to $222.5 million at September 30, 2015, a result of decreases of $593.0 million in FHLB advances outstanding and $30.3 million in repurchase agreements. On a quarter-to date average basis, short-term borrowings decreased $451.1 million, or 63.2%, from the fourth quarter of 2014. The decrease in the average outstanding balance was largely due to the repayment of FHLB advances during the first and second quarters of 2015.
Total short-term borrowings were 1.3% of total liabilities and 39.4% of total borrowings at September 30, 2015 compared to 6.1% and 67.7%, respectively, at December 31, 2014. On a quarter-to-date average basis, short-term borrowings were 1.5% of total liabilities and 43.3% of total borrowings in the third quarter of 2015, compared to 6.7% and 71.9%, respectively, during the same period of 2014.
The weighted average rate paid on short-term borrowings was 0.17% during both the third quarters of 2015 and 2014.

Long-term Debt

Long-term debt decreased $61.3 million to $342.0 million at September 30, 2015, from $403.3 million at December 31, 2014, due to FHLB borrowing paydowns of approximately $180 million as part of a deleveraging strategy, partially offset by borrowings acquired from acquisitions during the period. The Company incurred approximately $1.3 million of loss on early extinguishment of debt in the nine months ended September 30, 2015. On a period-end basis, long-term debt was 2.0% and 2.9% of total liabilities at September 30, 2015 and December 31, 2014, respectively.
On average, long-term debt decreased to $343.0 million in the third quarter of 2015, $16.0 million, or 4.4%, lower than for the third quarter of 2014, as the Company continues to focus on reducing its borrowings. Average long-term debt was 2.0% of total liabilities during the current quarter, compared to 2.6% during the third quarter of 2014.
Long-term debt at September 30, 2015 included $138.3 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $83.6 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its shareholders. The junior subordinated debt is redeemable by the Company, at its option, in whole or in part.

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

At September 30, 2015 and December 31, 2014, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 16 – REGULATORY CAPITAL RATIOS

	Well-Capitalized Minimums	September 30, 2015	December 31, 2014
IBERIABANK Corporation		Actual	Actual
Tier 1 Leverage	N/A	9.33%	9.36%
Common Equity Tier 1 (CET1)	N/A	10.08	N/A
Tier 1 risk-based capital	N/A	10.73	11.18
Total risk-based capital	N/A	12.15	12.31
IBERIABANK
Tier 1 Leverage	5.00%	8.77%	8.44%
Common Equity Tier 1 (CET1)	6.50	10.08	N/A
Tier 1 risk-based capital	8.00	10.08	10.08
Total risk-based capital	10.00	10.97	11.21
The overall decrease in IBERIABANK Corporation’s risk-based capital ratios from December 31, 2014 was due to (i) the full implementation of risk weightings according to BASEL III capital requirements, (ii) expiration of loss share coverage on covered assets as of January 1, 2015, thereby increasing the risk weighting associated with those assets, and (iii) a partial phase-out of the Company's junior subordinated debt. These decreases were offset by the issuance of preferred stock and undistributed net income during the period.
At December 31, 2014, $108.5 million of the Company’s junior subordinated debt was included as Tier 1 capital in the Company’s risk-based capital ratios above. Effective January 1, 2015, 75% of the Company’s junior subordinated debt was excluded from Tier 1 capital. The remaining 25% will be excluded effective January 1, 2016. The Company’s junior subordinated debt excluded from Tier 1 capital at September 30, 2015 is included as Tier 2 capital, a component of total risk-based capital above. For additional information regarding the Company's junior subordinated debt, see Note 16 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
During the third quarter of 2015, the Company issued an aggregate of 3,200,000 depositary shares (the “Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.625% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, (“Series B Preferred Stock”), with a liquidation preference of $10,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share) which represents $80,000,000 in aggregate liquidation preference.
For these reasons among others, the Company’s consolidated Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio decreased a net 3, 45 and 16 basis points, respectively, from year-end 2014.
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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at September 30, 2015 totaled $1.9 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.9 billion in the investment securities portfolio, $1.6 billion is unencumbered and $1.3 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced significant cash inflows on a regular basis. Securities cash flows are highly dependent on prepayment speeds and could change materially as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2015, the Company had $148.2 million of outstanding FHLB advances, of which $10.0 million was short-term and $138.2 million was long-term. Additional FHLB borrowing capacity at September 30, 2015 amounted to $5.0 billion. At September 30, 2015, the Company also had a $25.0 million one-year line of credit available with an unaffiliated bank. IBERIABANK also has various funding arrangements with commercial banks providing up to $130.0 million in the form of federal funds and other lines of credit. At September 30, 2015, there were no balances outstanding on these lines, and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at September 30, 2015 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

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

The Company’s interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2015, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.
TABLE 17 – INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income (Yr 1)
+ 200	9.2%
+ 100	4.5%
- 100	(1.8)%
- 200	(5.3)%
The influence of using the forward curve as of September 30, 2015 as a basis for projecting the interest rate environment would approximate a 1.1% increase in net interest income over the next 12 months. The computations of interest rate risk shown above do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in depositor behavior.
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
The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 18 – REPRICING OF CERTAIN EARNING ASSETS

(Dollars in thousands)	4Q 2015	1Q 2016	2Q 2016	3Q 2016	Total less than one year
Investment securities	$251,287	$93,293	$95,073	$102,559	$542,212
Covered loans	93,605	54,210	31,393	29,909	209,117
Non-covered loans:
Fixed rate loans	592,570	499,471	513,545	450,737	2,056,323
Variable rate loans	6,473,969	106,327	73,649	63,341	6,717,286
Total non-covered loans	7,066,539	605,798	587,194	514,078	8,773,609
Total loans	7,160,144	660,008	618,587	543,987	8,982,726
	$7,411,431	$753,301	$713,660	$646,546	$9,524,938
Note: Amounts include expected maturities, scheduled paydowns, and expected prepayments and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.
As part of its asset/liability management strategy, the Company has emphasized the origination of loans with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loan originations are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of September 30, 2015, $7.2 billion, or 51.2%, of the Company’s total loan portfolio had adjustable interest rates. The Company had no significant concentration to any single borrower or industry segment at September 30, 2015.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At

September 30, 2015, 86.0% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 83.1% at December 31, 2014. Non-interest-bearing transaction accounts were 26.9% and 25.5% of total deposits at September 30, 2015 and December 31, 2014, respectively.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 19 – REPRICING OF LIABILITIES

(Dollars in thousands)	4Q 2015	1Q 2016	2Q 2016	3Q 2016	Total less than one year
Time deposits	$836,536	$367,836	$401,539	$283,338	$1,889,249
Short-term borrowings	222,460	—	—	—	222,460
Long-term debt	129,769	1,757	11,724	1,685	144,935
	$1,188,765	$369,593	$413,263	$285,023	$2,256,644
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

IMPACT OF INFLATION AND CHANGING PRICES
The unaudited consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to have a significant impact on the Company's financial condition or results of operations in 2015.
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

TABLE 20 – RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2015			September 30, 2014 (1)
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (2)	Per share (3)	Pre-tax	After-tax (2)	Per share (3)
Net income (GAAP)	$62,565	$42,475	$1.03	$43,037	$30,893	$0.92
Non-interest expense adjustments:
Merger-related expenses	2,212	1,438	0.04	1,752	1,139	0.04
Severance expenses	304	198	—	1,214	789	0.02
Loss on sale of long-lived assets, net of impairment	1,713	1,113	0.03	4,229	2,749	0.08
Other non-operating non-interest expense	242	157	—	(799)	(520)	(0.02)
Total non-operating, non-interest expenses adjustments	4,471	2,906	0.07	6,396	4,157	0.12
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(2,221)	(1,444)	(0.04)	(582)	(378)	(0.01)
Operating earnings (non-GAAP)	64,815	43,937	1.07	48,851	34,672	1.04
Provision for loan losses	5,062	3,291	0.08	5,714	3,714	0.11
Pre-provision operating earnings (non-GAAP)	$69,877	$47,228	$1.15	$54,565	$38,386	$1.15

(1)	Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 on January 1, 2015.

(2)	After-tax amounts computed using a marginal tax rate of 35%.

(3)	Diluted per share amounts may not appear to foot due to rounding.

	Nine Months Ended
	September 30, 2015			September 30, 2014 (1)
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (2)	Per share (3)	Pre-tax	After-tax (2)	Per share (3)
Net income (GAAP)	$143,961	$98,437	$2.59	$94,942	$69,445	$2.21
Non-interest expense adjustments:
Merger-related expenses	24,240	15,969	0.42	13,138	8,608	0.27
Severance expenses	751	489	0.01	6,812	4,427	0.14
Loss on sale of long-lived assets, net of impairment	3,863	2,510	0.07	5,994	3,896	0.12
Other non-operating non-interest expense	2,742	1,782	0.05	(599)	(389)	(0.01)
Total non-operating, non-interest expenses adjustments	31,596	20,750	0.55	25,345	16,542	0.52
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(3,876)	(2,519)	(0.07)	(2,382)	(2,076)	(0.06)
Operating earnings (non-GAAP)	171,681	116,668	3.07	117,905	83,911	2.67
Provision for loan losses	19,197	12,479	0.33	12,565	8,167	0.26
Pre-provision operating earnings (non-GAAP)	$190,878	$129,147	$3.40	$130,470	$92,078	$2.93

(1)	Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 on January 1, 2015.

(2)	After-tax amounts computed using a marginal tax rate of 35%.

(3)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended September 30
(Dollars in thousands)	2015	2014
Net interest income (GAAP)	$155,117	$121,751
Add: Effect of tax benefit on interest income	2,185	2,134
Net interest income (TE) (Non-GAAP)	$157,302	$123,885
Non-interest income (GAAP)	$57,478	$47,112
Add: Effect of tax benefit on non-interest income	589	564
Non-interest income (TE) (Non-GAAP)	$58,067	$47,676
Non-interest expense (GAAP)	$144,968	$120,112
Less: Intangible amortization expense	2,338	1,623
Tangible non-interest expense (Non-GAAP)	$142,630	$118,489
Net income (GAAP)	42,475	$30,893
Add: Effect of intangible amortization, net of tax	1,520	1,055
Cash earnings (Non-GAAP)	$43,995	$31,948
Total assets (GAAP)	$19,534,225	$15,514,449
Less: Intangible assets, net	766,589	553,668
Total tangible assets (Non-GAAP)	$18,767,636	$14,960,781
Average assets (Non-GAAP)	$19,604,070	$15,476,208
Less: Average intangible assets, net	762,580	550,861
Total average tangible assets (Non-GAAP)	$18,841,490	$14,925,347
Total shareholders’ equity (GAAP)	$2,483,201	$1,815,674
Less: intangible assets, net	766,589	553,668
Total tangible shareholders’ equity (Non-GAAP)	$1,716,612	$1,262,006
Average shareholders’ equity (Non-GAAP)	$2,423,210	$1,806,110
Less: Average preferred equity	48,000	—
Average common equity	$2,375,210	$1,806,110
Less: Average intangible assets, net	762,580	550,861
Average tangible common equity (Non-GAAP)	$1,612,630	$1,255,249
Return on average assets (GAAP)	0.86%	0.79%
Add: Effect of non-operating revenues and expenses	0.03	0.10
Return on average operating assets (Non-GAAP)	0.89%	0.89%
Return on average common equity (GAAP)	7.09%	6.79%
Add: Effect of intangibles	3.73	3.32
Add: Effect of non-operating revenues and expenses	0.36%	1.18
Return on average operating tangible common equity (Non-GAAP)	11.18%	11.29%
Efficiency ratio (GAAP)	68.2%	71.1%
Less: Effect of tax benefit related to tax-exempt income	0.9	1.1
Efficiency ratio (TE) (Non-GAAP)	67.3%	70.0%
Less: Effect of amortization of intangibles	1.1	0.9
Less: Effect of non-operating items	1.4	3.5
Tangible operating efficiency ratio (TE) (Non-GAAP)	64.8%	65.6%

Cash Yield:
Earning assets average balance (GAAP)	$17,711,580	$13,990,358
Add: Adjustments	91,608	44,149
Earning assets average balance, as adjusted (Non-GAAP)	$17,803,188	$14,034,507
Net interest income (GAAP)	$155,117	$121,751
Add: Adjustments	(7,505)	(4,170)
Net interest income, as adjusted (Non-GAAP)	$147,612	$117,581
Yield, as reported	3.50%	3.49%
Add: Adjustments	(0.19)%	(0.13)%
Yield, as adjusted (Non-GAAP)	3.31%	3.36%
 Certain balances and amounts in prior periods have been restated for the effect of the adoption of ASU No. 2014-01 on January 1, 2015.

(1)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.

(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis were applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Available-for-sale securities
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
Cameron	Cameron Bancshares, Inc.
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FICO	Fair Isaac Corporation
First Private	First Private Holdings, Inc
FHLB	Federal Home Loan Bank
Florida Bank Group	Florida Bank Group, Inc
Florida Gulf	Florida Gulf Bancorp, Inc.
FRB	Board of Governors of the Federal Reserve System
FTC	Florida Trust Company
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commerce	Georgia Commerce Bancshares, Inc.
GSE	Government-sponsored enterprises
HTM	Held-to-maturity
Legacy loans	Loans that were originated directly by the Company
LIBOR	London Interbank Borrowing Offered Rate
MSA	Metropolitan statistical area
NPA	Non-performing asset
Old Florida	Old Florida Bancshares, Inc.
OMNI	Omni Bancshares, Inc.
OREO	Other real estate owned
Parent	IBERIABANK Corporation
RULC	Reserve for unfunded lending commitments
SEC	Securities and Exchange Commission
Teche	Teche Holding Company
TDR	Troubled debt restructuring
Trust One-Memphis	Trust One Bank (Memphis Operations)
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2014 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015. Additional information at September 30, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

IBERIABANK Corporation

Date: November 6, 2015	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 6, 2015	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer