Form 10-K
period 2015-12-31
IBERIABANK CORP
filed 2016-02-29
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25756
IBERIABANK Corporation
(Exact name of Registrant as specified in its charter)

Louisiana	72-1280718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (337) 521-4003
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock (par value $1.00 per share)	The NASDAQ Stock Market, LLC
Depositary Shares each representing 1/400th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market, LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $2.7 billion. This figure is based on the closing sale price of $68.23 per share of the Registrant’s common stock on June 30, 2015. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.
Number of shares of common stock outstanding as of February 19, 2016: 41,260,334
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2015 are incorporated into Part II, Items 5 through 9B of this Form 10-K; (2) portions of the definitive proxy statement for the 2016 Annual Meeting of

Shareholders to be filed within 120 days of Registrant’s fiscal year end (the “Proxy Statement”) are incorporated into Part III, Items 10 through 14 of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.
Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.
General
IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 320 combined locations, including 218 bank branch offices and three loan production offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, and Georgia, 22 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 68 locations in 10 states. The Company also has eight wealth management locations in five states and one IBERIA Capital Partners L.L.C. office in Louisiana. As of December 31, 2015, we had total consolidated assets of $19.5 billion, total deposits of $16.2 billion and shareholders’ equity of $2.5 billion.
Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.
We are the holding company for IBERIABANK, a Louisiana banking corporation headquartered in Lafayette, Louisiana; Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”); IBERIA Capital Partners LLC, a corporate finance services firm (“ICP”); 1887 Leasing, LLC, a holding company for our aircraft, IBERIA Asset Management, Inc. (“IAM”), which provides wealth management and trust services to high net worth individuals, pension funds, corporations and trusts; 840 Denning, LLC, which invests in a commercial rental property; and IBERIA CDE, LLC (“CDE”), which invests in purchased tax credits.
IBERIABANK offers commercial and retail banking products and services to customers throughout locations in seven states. IBERIABANK provides these products and services in Louisiana, Alabama, Florida, Arkansas, Tennessee, Georgia and Texas. These products and services include a broad array of commercial, consumer, mortgage, and private banking products and services, trust services, cash management, deposit and annuity products. Certain of our non-bank subsidiaries engage in financial services-related activities, including brokerage services, sales of variable annuities, and wealth management services. Lenders Title offers a full line of title insurance and closing services throughout Arkansas and Louisiana. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC, owns an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management advisory services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.
Subsidiaries
IBERIABANK has seven active, wholly-owned non-bank subsidiaries. Information related to the non-bank subsidiaries as of December 31, 2015 is presented in the following table (dollars in millions):

Company	Description	Total Assets	Iberiabank’s Equity Investment
IBERIA Financial Services, LLC	Manages the brokerage services offered by IBERIABANK	$3.2	$1.1
IB SPE Management, Inc.	Operates then sells certain foreclosed assets acquired in recent Florida and Alabama acquisitions	40.9	40.8
Acadiana Holdings, LLC	Owns and operates a commercial office building that also serves as IBERIABANK’s headquarters	11.6	10.2
IBERIABANK Mortgage Company	Offers one-to-four family residential mortgage loans	256.9	80.7
Iberia Investment Fund I, LLC	Investment fund held for the purpose of funding new market tax credits	136.0	74.2
Iberia Investment Fund II, LLC	Investment fund held for the purpose of funding new market tax credits	7.6	2.8
Mercantile Capital Corporation	Offers owner-occupied commercial real estate loans	70.4	6.4
Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three wholly-owned subsidiaries: Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc. (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At

December 31, 2015, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. LTC, United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana and Arkansas. At December 31, 2015, Lenders Title’s equity investment in United Title was $7.4 million, and United Title had total assets of $11.1 million. Lenders Title’s equity investment in AAT was $4.5 million and AAT had total assets of $5.9 million.
ICP, 1887 Leasing, LLC, IAM, 840 Denning, LLC and CDE had total assets of $7.6 million, $9.1 million, $0.9 million, $3.5 million and less than $0.1 million, respectively, at December 31, 2015.
Competition
We face strong competition in attracting deposits, originating loans, and providing title services. Our most direct competition for deposits has historically come from other commercial banks, savings institutions, and credit unions located in our market areas, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, we have faced significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.
We experience strong competition for loan originations principally from other commercial banks, savings institutions, and mortgage banking companies. We compete for loans principally through the interest rates and loan fees we charge, the efficiency and quality of services we provide borrowers and the convenient locations of our branch office network.
Employees
We had 3,084 full-time associates and 132 part-time associates as of December 31, 2015. None of these associates is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our associates.
Business Combinations
We continually evaluate business combination opportunities and sometimes conduct due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations, take place, and transactions involving cash, debt or equity securities could be expected. Any future business combinations or series of business combinations that we might undertake may be material in terms of assets acquired, liabilities assumed, or equity issued.
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
Generally, the BHCA provides for “umbrella” regulation of financial holding companies by the FRB and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHCA, however, requires the FRB to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The FRB is also granted the authority, in certain circumstances, to require reports of, and to examine and adopt rules applicable to, any holding company subsidiary.
In general, the BHCA and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company such as us that has elected to be a financial holding company, however, may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act of 1999 and FRB regulations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. Refer to “Holding Company Regulation - Financial Holding Company Status” below.
Because we are a public company, we are also subject to regulation by the Securities and Exchange Commission (the “SEC”). The SEC has established three categories of registrants for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a “large accelerated filer” and, as such, must comply with SEC large accelerated reporting requirements.
As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana (the “OFI”), IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary federal regulator. IBERIABANK is also subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the deposits of IBERIABANK to the maximum extent permitted by law.
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
In addition to federal and state banking laws and regulations, we and certain of our subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Housing and Urban Development, the SEC, the Consumer Financial Protection Bureau ("CFPB") and various state insurance and securities regulators.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements and directing changes in the way banks are assessed for federal deposit insurance, as well as through numerous other provisions intended to strengthen the financial services sector.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies, including financial institutions, with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.
The Dodd-Frank Act gave the CFPB authority for interpreting and enforcing a broad range of federal consumer financial protection laws that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. These include laws such as the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Fair Credit Reporting Act.

•
The CFPB issued final regulations governing mainly consumer mortgage lending. Additional requirements are imposed on lenders, including requirements designed to require lenders to ensure borrowers’ ability to repay their mortgage.

•	The CFPB finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act.

•	The CFPB issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing.

•	The CFPB issued a final appraisal rule under the Equal Credit Opportunity Act, and federal agencies issued an interagency rule on appraisals for higher-priced mortgage loans.

•
The CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which was required and implemented by the Company as of October 3, 2015.

•	In 2013, the CFPB provided guidance on fair lending practices to indirect automobile lenders with recommendations to ensure compliance with fair lending laws.

•
In October 2015, the CFPB adopted a final rule amending its Home Mortgage Disclosure Act regulations. The final rule, which will become generally effective on January 1, 2018, among other things (i) expands the regulation’s coverage to apply data collection and reporting requirements to all consumer loans and lines of credit secured by a dwelling and (ii) adds numerous new data collection requirements.

The CFPB was granted the authority to take enforcement actions against banks and other financial services companies that fail to satisfy the standards imposed by it. As a bank with total assets of more than $10 billion, IBERIABANK is subject to CFPB supervision and examination of its compliance with the federal consumer financial protection laws.
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices”, supervision over which has been delegated to the CFPB.
New laws or regulations or changes to existing laws and regulations (including changes in interpretations or enforcement) could materially adversely affect our financial condition or results of operations. Many of the provisions of the Dodd-Frank Act have delayed effective dates, and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations, some of which have not yet been issued in final form. Although the overall financial impact on us and our subsidiaries or the financial services industry generally cannot be anticipated at this time, the Dodd-Frank Act and the implementing regulations have increased and may continue to increase our operating and compliance costs.
The Volcker Rule. In December 2013, the FRB and other federal agencies issued final rules to implement the so-called “Volcker Rule” contained in the Dodd-Frank Act, which generally became effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.
The final Volcker Rule regulation provides certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” The final rule imposes certain reporting and compliance requirements on banking entities that engage in exempted trading activities. The level of required compliance depends on the size of the banking entity and the extent of its trading, with most requirements applicable only to banking entities with $50 billion or more in total consolidated assets, or those with $50 billion or more in worldwide trading assets and liabilities. As a banking entity with more than $10 billion in total assets but less than $10 billion in total trading assets and liabilities, we were required by the final Volcker Rule to implement a compliance program appropriate for the types, size, scope, and complexity of our permitted trading activities. We do not expect the Volcker Rule’s compliance requirements to have a material effect on our operations.
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
Basel III Capital Rules
In 2013, the FRB and the other federal banking agencies issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and IBERIABANK. The Basel III Capital Rules redefined the components of regulatory capital and addressed other issues affecting the numerator in calculating banking institutions' regulatory capital ratios. The Basel III Capital Rules also revised risk weights and other issues affecting the denominator in calculating banking institutions’ regulatory capital ratios with a more risk-sensitive approach. The Company and IBERIABANK became subject to the Basel III Capital Rules on January 1, 2015, subject to phase-in periods as discussed below.
The Basel III Capital Rules increase the minimum requirements for both the quality and quantity of capital held by banking organizations. In this respect, the Basel III Capital Rules implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. Among other things, the Basel III Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to previously effective regulations. CET1 is defined as the sum of common stock and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (AOCI) (which includes all unrealized gains and losses on available for sale debt and equity securities) and qualifying minority interest, less applicable regulatory adjustments and deductions that include AOCI.
Banking organizations were provided a one-time option in the first quarter of 2015 to permanently opt out of the inclusion of most AOCI in their calculation of CET1. The Company and IBERIABANK elected to opt out in order to reduce the impact of market volatility on their regulatory capital levels.
Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are as follows:
•4.5% CET1 to risk-weighted assets.
•6.0% Tier 1 capital to risk-weighted assets.
•8.0% Total capital to risk-weighted assets.
▪4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum requirement but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and IBERIABANK to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for certain highly rated banking organizations). Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period until reaching 2.5% on January 1, 2019.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions from and adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period ending January 1, 2018.
The Basel III Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies. Tier 1 capital treatment for the Company’s trust preferred securities was subject to phase-out during 2015, with 75% phased out effective January 1, 2015 and the remainder phased out effective January 1, 2016.
The Basel III Capital Rules prescribe a standardized approach for risk weightings that substantially revises the risk weights assigned by the previously effective capital regulations. Material changes include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.
Failure to meet applicable capital standards could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “- Federal Bank Regulation - Prompt Corrective Action” as applicable to “under-capitalized” institutions.
The FRB’s capital standards specify that evaluations by the FRB of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. The federal banking agencies have issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.
Additional information, including our and IBERIABANK’s compliance with applicable capital adequacy standards at December 31, 2015, is provided in Note 16 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” in Exhibit 13 to this Form 10-K, which are incorporated herein by reference.
Federal Banking Regulation
FDIC Insurance. IBERIABANK pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. These rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, or “CAMELS”. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of an institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

In 2011, the FDIC adopted a final rule to revise the deposit insurance assessment system for large institutions: one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the bank’s supervisory CAMELS ratings and uses certain new forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The rule also eliminated the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC is authorized to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the scorecard. The total score will then be translated to an initial base assessment rate.

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, a minimum ratio of the Deposit Insurance Fund’s deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% is applicable prior to September 2020, with a DRR of 1.35% required thereafter. Under the Dodd-Frank Act, insured institutions with assets of $10 billion or more are required to fund the increase in the DRR to 1.35%.
Under the FDIC’s 2011 final rule, the insurance assessment schedule for all banks will be lowered starting the quarter after the DRR reaches 1.15%, which the FDIC currently projects will be the first or second quarter of 2016. In October 2015, the FDIC issued a proposed rule that would require insured institutions with an assessment base (total assets less tangible capital) of over $10 billion to pay surcharge assessments at an annual rate of 4.5 basis points, starting the quarter after the DRR reaches 1.15% and ending when the DRR reaches 1.35% (forecast to occur by the end of 2018). The 4.5 basis point surcharge would be assessed against the assessment base of covered institutions, such as IBERIABANK, reduced by $10 billion.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount paid for deposit insurance under the FDIC’s risk-related assessment rate schedules. The bonds issued by FICO are due to mature in 2017 through 2019. IBERIABANK recognized approximately $1 million of expense related to its FICO assessments in 2015.
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
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” Under the FRB’s regulations implementing FDICIA’s prompt corrective action provisions, which were amended to incorporate the regulatory capital standards implemented by the Basel III Capital Rules, an institution is deemed to be:

•
“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a common equity Tier 1 ratio of 6.5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater and the institution does not meet the definition of a “well-capitalized” institution;

•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

•
“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a Tier 1 leverage ratio that is less than 3%, or a common equity Tier 1 ratio of less than 3%; and

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.
Throughout 2015, our regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.
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
Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, IBERIABANK is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect their ability to accept brokered deposits. IBERIABANK had $1.5 billion of such brokered deposits at December 31, 2015.
Federal Reserve Bank Membership. IBERIABANK is a member of the Federal Reserve Bank of Atlanta and is required to buy stock in the Federal Reserve Bank in an amount equal to 6% of IBERIABANK’s paid-up capital and surplus. Through December 31, 2015, IBERIABANK received statutory dividends of 6% per year on the stock it holds in the Federal Reserve Bank. Under the Fixing Americas Surface Transportation Act, enacted on December 4, 2015, the dividend rate to Federal Reserve member banks with assets of more than $10 billion, such as IBERIABANK, was reduced to the lesser of (i) the high yield on the 10-year United States Treasury note at the last auction prior to the dividend payment or (ii) 6%. Based on current and projected Treasury note yields, we expect that this statute will reduce the Federal Reserve Bank dividends payable to IBERIABANK by an annual amount of approximately $2 million.
Affiliate Transactions. IBERIABANK is subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates and incorporates the FRB’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act.
Section 23A and the implementing provisions of Regulation W generally place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, IBERIABANK’s “affiliates” are IBERIABANK Corporation and our non-bank subsidiaries.
Section 23B and the implementing provisions of Regulation W generally require a bank’s transactions with its affiliates to be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.
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
Bank Secrecy Act. The Bank Secrecy Act, as amended by the USA Patriot Act of 2001 and its related regulations, requires insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. The bank regulatory agencies have increased the regulatory scrutiny of Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory enforcement action, may be imposed on a financial institution for non-compliance with these requirements.
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
In connection with our lending and leasing activities, IBERIABANK is subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include, among others, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Electronic Fund Transfer Act, the Truth in Savings Act, and the Fair Credit Reporting Act. The CFPB was assigned authority by the Dodd-Frank Act to write regulations implementing these and other laws. IBERIABANK’S consumer financial products and services are subject to the regulations of the CFPB and, as an institution with assets of more than $10 billion, IBERIABANK will be examined by the CFPB for compliance with these rules. See “The Dodd-Frank Act” above.
In addition, all insured depository institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered Federal Reserve member bank like IBERIABANK, the FRB is required to assess our record of compliance with the CRA. Such assessment is reviewed by the FRB when the Company or IBERIABANK makes application for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. IBERIABANK received a “satisfactory” CRA rating in its most recent assessment by the FRB.
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
The final interagency rules on incentive compensation required under the Dodd-Frank Act have not been published, and it is uncertain at this time whether the previously proposed rule will be issued in final form or whether the agencies will issue a substantially revised proposed rule. It cannot be determined at this time whether compliance with the requirements of such future rules will adversely affect our and our subsidiaries’ ability to hire, retain and motivate their key employees.
Holding Company Regulation
General. As a bank holding company, we are subject to FRB examination, regulation and periodic reporting under the BHCA. The FRB has broad enforcement powers over bank holding companies and their non-banking subsidiaries. The FRB has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other formal or informal actions.
Source of Strength. As a matter of FRB policy, which was codified by the Dodd-Frank Act, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. The FRB may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.
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
Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution’s note obligations, in the event of liquidation or other resolution of the institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of IBERIABANK, including the FDIC as the insurer of such holders, would receive priority over the holders of notes and other senior debt of IBERIABANK in the event of liquidation or other resolution and over our interests as sole shareholder of IBERIABANK.
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
Stress Testing Requirements. As a bank holding company with total consolidated assets in excess of $10 billion, we are required under the Dodd-Frank Act and FRB regulation to conduct an annual stress test that projects our performance in various economic scenarios provided by the FRB. The Dodd-Frank Act stress tests are forward-looking exercises conducted by the FRB and financial companies regulated by the FRB to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. We are required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of the FRB’s analysis of our projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and will assist the FRB in assessing our risk profile and capital adequacy. The results of our stress test could hinder our ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact the FRB’s decisions regarding future acquisitions by us. The results of our annual stress test are available on our website at www.iberiabank.com.
In May 2012, the federal banking agencies issued joint supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and IBERIABANK, which became effective on July 23, 2012. The guidance addresses stress testing in connection with overall risk management, including capital and liquidity planning. The guidance outlines general principles for stress testing and highlights the importance of stress testing as an ongoing risk management practice that supports a banking organization’s forward-looking assessment of its risks. It outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management.
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
We do not expect that these laws, regulations or policies will materially affect our ability to pay dividends. Additional information is provided in Note 16 to the Consolidated Financial Statements incorporated herein by reference.
Acquisitions. We comply with numerous laws relating to our acquisition activity. Under the BHCA, we are required to obtain the prior approval of the FRB to acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.
On February 28, 2015, we completed the acquisition of Florida Bank Group, Inc., a Tampa, Florida-based banking holding company with $542 million in assets, and its commercial bank subsidiary, Florida Bank Group Bank. On March 31, 2015, we completed the acquisition of Old Florida Bancshares, Inc., a bank holding company located in Orlando, Florida with $1.5 billion in assets, and its commercial bank subsidiaries, Old Florida Bank and New Traditions Bank. On May 31, 2015, we completed the acquisition of Georgia Commerce Bancshares, Inc., an Atlanta, Georgia-based bank holding company with $1.0 billion in assets, and its commercial bank subsidiary, Georgia Commerce Bank.
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
For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well-capitalized” and “well-managed” under applicable regulatory standards, and all of its subsidiary banks also must be

“well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the CRA. A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature (discussed above), either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB that it will comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, or such longer period as agreed to by the FRB, the FRB may order the company to discontinue existing activities that are not generally permissible for bank holding companies or divest investments in companies engaged in such activities. In addition, if any banking subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the holding company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.
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
Corporate Governance
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
MARKET AND LIQUIDITY RISKS
Challenging economic conditions or volatility in the financial markets could have a material adverse impact on our business, leading to diminished financial results and position.
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
Although the general economic environment has shown improvement since the end of the economic recession in June 2009, there can be no assurance that improvement will continue. Economic growth has been slow and uneven, and continuing concerns over the federal deficit and government spending have contributed to diminished expectations for the economy. A return of recessionary conditions, including declines in real estate values and sales volumes, an increase in unemployment, and/or continued negative developments in the domestic and international credit markets may significantly affect economic conditions in the market areas in which we do business, the value of our loans and investments, supply of and demand for deposits, and our ongoing operations, costs and profitability.
In addition, geopolitical matters, including international political unrest, slow growth in the global economy, continued concerns over the oil supply and depressed energy prices, as well as acts of terrorism, war and other violence could result in further disruptions in the financial markets. These negative events could have a material adverse effect on our results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.
The geographic concentration of our markets makes our business highly susceptible to local economic conditions. Adverse economic factors affecting particular geographies or industries, especially the Southeastern U.S. or the energy industry, could have a negative effect on our customers and their ability to make payments to us.
Unlike larger organizations that are more geographically diversified, our offices are primarily concentrated in selected markets in Louisiana, Alabama, Arkansas, Florida, Georgia, Tennessee and Texas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas.
Certain industry-specific economic factors affect these geographies. Approximately 4.8% of our total loan portfolio at December 31, 2015 was comprised of loans to borrowers in the energy industry, primarily in Louisiana and Texas. The energy industry is historically cyclical and is currently experiencing a significant and prolonged decline in crude oil prices caused by increased domestic and international production, leading to excess supply, coupled with slowing global economic growth and weaker global demand. In January 2016, oil prices reached a 12-year low at less than $27 per barrel. In addition, the lifting of international economic sanctions on Iran could lead to additional supply and further deterioration of oil prices in 2016.
A continued severe and prolonged depression in commodity prices would adversely affect the energy industry and the broader financial markets, and consequently negatively impact our business. A downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services;

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage;

•	a decrease in supply of customer deposits, which could impact our liquidity.

The Government’s responses to economic conditions may adversely affect our financial performance.

The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (“FRB”), in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. In December 2015, the FOMC voted to raise the target federal funds rate for the first time since 2006. The FOMC expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate over the next several years. As the FOMC increases the federal funds rate, it is possible that overall interest rates could rise, which may negatively impact the U.S. real estate markets and economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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
Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is possible in the current low interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, thereby decreasing our net interest income.
If market interest rates rise rapidly, interest rate adjustment caps may limit increases in interest rates on adjustable rate loans, thereby reducing our net interest income. Similarly, interest rate adjustment floors may limit the upside benefit to increases in interest rates. In the event that market interest rates fall rapidly, loan and bond prepayments may occur as borrowers refinance and pay off debt prior to stated maturity. As a result, yields on earning assets could decline, thereby reducing net interest income. If an unprecedented negative rate environment were to occur, our operations and margin would be adversely impacted and could result in increased credit losses.
We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ. As of December 31, 2015, a 100 basis point instantaneous and parallel upward shift in interest rates at December 31, 2015, was estimated to increase net interest income over 12 months by approximately 4.9%. Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by 4.5% over the same period.
At December 31, 2015, approximately 48% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame decreases this percentage to approximately 32% at December 31, 2015. Over 90% of the investment portfolio had fixed interest rates as of December 31, 2015. Approximately 65% of our time deposit base and 51% of our Federal Home Loan Bank ("FHLB") borrowings will re-price within 12 months.
If we or our subsidiaries were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. IBERIABANK’s liquidity primarily is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by our Board of Directors. Management and the Investment Committee regularly monitor the overall liquidity position of IBERIABANK and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify IBERIABANK’s funding sources to avoid concentrations in any one market source. Funding sources include federal funds purchased, securities sold under repurchase agreements, customer deposits, and short- and long-term debt. IBERIABANK is also a member of the FHLB System, which provides funding through advances to members that are collateralized with mortgage-related assets.
We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core or brokered deposits, additional collateralized borrowings such as the FRB discount window, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private offerings. Amounts available under our existing credit facilities as of December 31, 2015 consist of $4.6 billion in FHLB availability and $155 million in the form of federal funds lines and $25 million in other lines of credit.
If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

Additionally, the Company is often the recipient of dividends from its subsidiaries, including IBERIABANK, and may rely on these dividends as a source of cash flow. The amount of future dividends from IBERIABANK is dependent upon its performance and could be impacted by future unanticipated economic conditions and regulatory limitations. Such events could impact the Company’s ability to declare future dividends and ultimately its solvency if other sources of cash flows were not available.
Deposit run-off or a change in deposit mix could increase our funding costs.
A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We rely on deposits as a stable, low-cost source of funding for our interest-earning assets. We must compete with other banks and financial institutions for deposits. If our competitors raise rates on their deposits, we may face deposit attrition or experience higher funding costs by increasing our deposit rates in order to maintain our customer deposit base. Higher funding costs would increase interest expense, thereby reducing our net interest margin, net interest income, and net income. As of December 31, 2015, approximately 27% of our deposits were non-interest-bearing.
Market perceptions of our credit risk could impair our liquidity, cash flows, financial condition and operating results.
Our liquidity and borrowing costs are largely impacted by our credit risk. Market perception, given the lack of a public credit rating, could have an adverse effect on our ability to access capital markets or borrow funds and increase the costs of capital and borrowings. In addition, deterioration in our credit risk, whether actual or perceived, could trigger unfavorable contractual obligations, resulting in the requirement to post additional collateral or realize credit-related contingent features.
CREDIT RISKS

Like most banking organizations, our business is highly susceptible to credit risk.
As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to satisfy our customers’ loan obligations in the event of default. Credit losses could have a material adverse effect on our operating results.
As of December 31, 2015, our total loan portfolio was approximately $14.3 billion, or 73% of total assets. At that date, the major components of our loan portfolio comprised 71% commercial loans (42% real estate, 24% commercial and industrial, and 5% energy), 8% mortgage loans (primarily residential 1-4 family mortgage loans), and 21% consumer loans. Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses, the value of real estate as collateral, and guarantors serving as security for the repayment of the loans.
Our loan portfolio has been and will continue to be affected by real estate markets. Real estate industry pricing dynamics in the geographical markets we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. An additional risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender. In addition, the energy industry is currently experiencing a significant and prolonged decline in crude oil prices caused by oversupply and weaker global demand, which is having a negative impact on both commercial and consumer borrowers. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If a deterioration in economic conditions or prices beyond our expectations were to occur in any of the market areas we serve, we could experience higher charge-offs and delinquencies above amounts provided for in the allowance for credit losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings. Events unforeseen by us could result in higher loan losses impacting our results of operations.
We maintain an allowance for credit losses (“allowance”) in an attempt to cover losses inherent in our loan portfolio (funded and unfunded). Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date based on unanticipated adverse changes and/or new facts and circumstances which are currently not available to management as of the respective reporting period. Increases in the allowance will result in decreases in our earnings.
The determination of the allowance, which represents management’s estimate of probable losses inherent in our credit portfolio, involves a high degree of judgment and complexity. Changes in these estimates (i.e., creditworthiness) may have a significant impact on our financial statements. If our assumptions and judgments require modifications, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Further, changes in market factors, such as interest rates or commodity prices, could lead to increases in the allowance. While management monitors these market dynamics carefully, adverse changes to these factors could be unforeseen by management and would result in higher levels of allowance and credit losses. For example, unanticipated adjustments to management’s current expectations in commodity prices (e.g., oil) could have an adverse impact to the allowance as the borrower’s ability to repay within the terms of the contractual agreement may be reduced due to a lack of sufficient free cash flows, estimated collateral values may decline given the lack of market demand for collateralized assets (e.g., equipment, pipelines, etc.), and the Company’s ability to monetize guarantor support may be impaired as guarantor net worth may diminish.
Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in nonperforming assets, TDRs and/or past due loans. An increase in nonperforming assets, TDRs, and/or past due loans could result in a loss of earnings, an increase in the provision for credit losses, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition. Our emphasis on loan growth and on increasing our portfolio of multi-family, commercial business and commercial real estate loans, as well as any future credit deterioration, could also require us to increase our allowance further in the future.
In addition, bank regulators periodically review our allowance and may require us to increase our provision for credit losses or recognize further loan charge-offs.

We earn a significant portion of our non-interest revenue through sales of residential mortgages in the secondary market. We are exposed to counterparty credit, market, repurchase and other risks associated with these activities.
Our non-interest revenue attributable to mortgage banking activities has grown significantly in recent years. The Company is exposed to counterparty credit risk in the normal course of these sales activities as well as market risk when engaging in these activities that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates. Additionally, the Company retains repurchase risk associated with sales of these loans that is related to the Company’s residential mortgage loan underwriting and closing practices. Increases in claims under these repurchase or make-whole demands, which typically arise when a borrower defaults, could have a material impact on our ability to continue participating in these types of activities as well as a material impact on our financial condition, results of operations, and cash flows.

The protections afforded through the loss share agreements with the FDIC could be compromised by factors outside of the Company’s control, resulting in significant losses.
The loss share agreements associated with our FDIC-assisted transactions represented $40 million on our consolidated balance sheet as of December 31, 2015.  To the extent that loss share coverage ends prior to events that would allow the Company to collect these amounts, future impairments would be required.  The terms of the loss share agreements require us to remit to the FDIC recoveries on prior loss claims on certain loans within our portfolio, which could negatively impact our net income subsequent to loss share termination.  Application of the terms and conditions of loss share agreements is subject to the interpretation by the FDIC. To the extent the FDIC develops new or differing interpretations of the terms and conditions of loss share agreements, our indemnification assets could become impaired or we could be required to refund the FDIC for payments previously received.
Declines in the value of certain investment securities could require write-downs, which would reduce our earnings.
Our securities portfolio includes securities that are subject to declines in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. A prolonged decline in the value of these or other securities could result in an other-than-temporary impairment write-down, which would reduce our earnings. In the case of issuer default, a permanent impairment could be required that would reduce our earnings.
If our investment in the common stock of the FHLB of Dallas is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.
We hold FHLB stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB advance program. The aggregate cost and fair value of our FHLB common stock as of December 31, 2015 was $16 million based on its par value. There is no market for FHLB common stock.
Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB common stock could be impaired at some time in the future and, if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

REGULATORY/COMPLIANCE RISK
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

The ongoing implementation of the Dodd-Frank Act and related rules and regulations may adversely affect our business, financial condition and results of operations.
The Dodd-Frank Act contains a variety of far-reaching changes and reforms for the financial services industry and directed federal regulatory agencies to study the effects of, and to issue implementing regulations for, these reforms. Many of the provisions of the Dodd-Frank Act could have a direct effect on our performance and, in some cases, impact our ability to conduct business. Examples of these provisions include, but are not limited to:

•	Creation of the Financial Stability Oversight Council that may recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as IBERIABANK Corporation;

•
Changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the Deposit Insurance Fund (“DIF”), from 1.15% to not less than 1.35%, with provisions to require institutions with total consolidated assets of $10 billion or more, like us, to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio;

•	Repeals of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
Establishment of the Consumer Financial Protection Bureau, or CFPB, with broad authority to write rules, and implement and enforce consumer financial protection laws, including the authority to prohibit “unfair, deceptive, and abusive practices.” The CFPB has examination and enforcement authority over all banks with $10 billion or more in assets, like IBERIABANK, with respect to compliance with consumer financial protection laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank;

•	Amendment of the Electronic Fund Transfer Act to, among other things, authorize the FRB to issue rules limiting debit-card interchange fees (referred to as the “Durbin Amendment”); and

•
New restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk-taking by covered financial institutions and are deemed to be excessive or that may lead to material losses,

     Many of these provisions have already been the subject of proposed and final rulemakings. Some other provisions, however, remain subject to final regulatory rulemaking and implementation, the effects of which are not yet known. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions, as well as any additional legislative or regulatory changes, may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional capital and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition and results of operations.
In addition, the Dodd-Frank Act requires us to submit a stress test to the FRB that projects the Company’s performance under various economic scenarios provided by the FRB. We are required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of the FRB’s analysis of the Company’s projected performance (to include capital, earnings, and balance sheet changes) could hinder our ability to pay cash dividends to shareholders as has been the Company’s practice. The results of the stress test could also impact the FRB’s future decision making regarding future acquisitions by the Company.
We have become subject to more stringent regulatory capital requirements, which may limit our operations and potential growth or adversely affect our ability to pay dividends or to repurchase shares.
The Company and IBERIABANK are subject to the comprehensive, consolidated supervision and regulation of the FRB and the Louisiana Office of Financial Institutions, including risk-based and leverage capital requirements. We must maintain certain risk-based and leverage capital ratios as required by our banking regulators, which can change depending on general economic conditions and the Company’s particular condition, risk profile, growth plans, and regulatory capital adequacy guidelines. If at any time we fail to meet minimum established capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.
In July 2013, U.S. banking regulatory agencies, including the FRB, approved a final rule to implement the revised capital adequacy standards of the Basel Committee, or “Basel III”, and to address relevant provisions of the Dodd-Frank Act. We became subject to the new rule on January 1, 2015, and certain provisions of the new rule will be phased in from that date to

January 1, 2019.
The final rule:

•	Requires that non-qualifying capital instruments, including trust preferred securities and cumulative perpetual preferred stock, must be fully phased out of Tier 1 capital by January 1, 2016;

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights;

•	Requires a minimum ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%;

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%;

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%;

•	Establishes a minimum leverage ratio requirement of 4%;

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures;

•
Requires a banking organization to maintain a capital conservation buffer of 2.5% (consisting of CET1 capital) above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625%, and will be fully phased in at 2.5% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero;

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

Management believes that at December 31, 2015, the Company and IBERIABANK would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. However, there can be no assurances that the Basel III capital rules will not be revised before the expiration of the phase-in periods. The final impact of the new capital and liquidity standards on us cannot be determined at this time and depend on a number of factors, including the treatment and implementation by U.S. banking regulators. These new requirements, however, and any other new regulations, could result in lower returns, result in regulatory actions if we were unable to comply with such requirements, and adversely affect our ability to pay dividends or repurchase shares, or to raise capital, including in ways that may adversely affect our financial condition or results of operations. Compliance with current or new capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels.

Possible future increases in FDIC deposit insurance premiums would adversely affect our earnings.
Under a final rule adopted by the FDIC in 2011 to revise the federal deposit insurance system, deposit insurance assessments for all banks will be lowered starting the quarter after the ratio of the Deposit Insurance Fund’s deposit insurance reserves to estimated insured deposits (the “DRR”) reaches 1.15%, which the FDIC currently projects will be the first or second quarter of 2016. In October 2015, the FDIC issued a proposed rule that would require insured institutions with an assessment base (total assets less tangible capital) of over $10 billion to pay surcharge assessments at an annual rate of 4.5 basis points, starting the quarter after the DRR reaches 1.15% and ending when the DRR reaches 1.35% (forecast to occur by the end of 2018). The 4.5 basis point surcharge would be assessed against the assessment base of covered institutions, such as IBERIABANK, less $10 billion.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If the number of bank failures increases in the future, the FDIC may set higher deposit insurance premiums or impose special assessments.

Any future increases in FDIC deposit insurance premiums may materially adversely affect our results of operations.

Our reported financial results depend on our management’s selection of accounting methods and certain assumptions and estimates, and there may be changes in accounting policies or accounting standards that could adversely affect our financial condition and results of operations.
Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. Our management must also exercise judgment in selecting assumptions and estimates inherent in deriving certain financial statement line items. In some cases, management must select the accounting policy, method, assumption and/or estimate to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under another acceptable alternative.
From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements.  Recently, the FASB has proposed new accounting standard updates related to the calculation of the allowance for credit losses and accounting for leases, amongst other ancillary proposed updates.  The FASB has also issued final accounting standard updates which are not yet effective.  A discussion of the recent significant accounting standard updates which have been issued are included in the notes to our consolidated financial statements. Accounting standard updates have the potential to alter previously issued or future financial statements depending on their deviation from current standards or industry practices and the implementation method prescribed by the FASB.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent registered auditors) may change or even reverse their previous interpretations or positions on how standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact how we report our financial results and condition.
We are exposed to intangible asset risk, which could negatively impact our financial results.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger impairment losses, which could be material to our operating results and financial position.
We completed such an evaluation for the Company during the fourth quarter of 2015 and concluded that an impairment charge was not necessary for the year ended December 31, 2015. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
The required accounting treatment of troubled loans we acquired through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under U.S. GAAP, we are required to record troubled loans acquired through acquisitions at fair value, which may underestimate or overestimate the actual performance of such loans. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. Conversely, if these loans under-perform our original fair value estimates, our net interest margins would be lower than initially estimated. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and interest income in future periods.

OPERATIONAL RISKS
A failure in or an attack on our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.
Our business is dependent on our ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements, technological shifts, integration of new platforms and third party relationships. Our financial, accounting, data processing or other operating systems and facilities, or those of our third party vendors, may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process transactions or services.
In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks, as well as those of our third party vendors. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of these threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.
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
The success of our bank acquisitions depends on a number of factors, including, without limitation:

•
Our ability to integrate the businesses acquired into IBERIABANK’s current operations, including the conversion of customer loan and deposit data from the acquired banks’ data processing systems to our data processing systems;

•	Our ability to limit the outflow of deposits held by our new customers in the acquired businesses and to successfully retain and manage interest-earning assets (i.e., loans) acquired;

•	Our ability to attract new deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired businesses;

•	Our ability to effectively compete in new markets in which we did not previously have a presence;

•	Our success in deploying the cash acquired in these transactions into assets bearing sufficiently high yields without incurring unacceptable risk;

•	Our ability to control the incremental non-interest expense from the acquired businesses in a manner that enables us to maintain a favorable overall efficiency ratio;

•	Our ability to retain and attract the appropriate personnel to staff and maintain the acquired businesses; and

•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired businesses.

In any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches and/or customers, there may be business and service changes and disruptions, including delays or errors in the data conversion process, that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integration of such acquired businesses is an operation of substantial size and expense, and may be impacted by general market and economic conditions or government actions affecting the financial services industry. Integration efforts also are likely to divert our management’s attention and resources. No assurance can be given that we will be able to integrate these acquired businesses successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of bank acquisitions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of acquired businesses will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the acquired businesses, or that we will be able to manage any growth resulting from financial institution acquisitions effectively.
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
Catastrophic events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.
The occurrence of catastrophic events, including weather events and other natural disasters such as hurricanes, tropical storms, tornadoes, floods and fires, or other disasters, such as crime, terrorism and other acts of violence, could adversely affect our consolidated financial condition or results of operations. Such events can disrupt our operations, cause damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by these catastrophes will affect our operations or the economies in our market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in payment delinquencies, foreclosures and loan losses.
We may be subject to increased litigation which could result in legal liability and damage to our reputation.

The Company and IBERIABANK have been named from time to time as defendants in class actions and other litigation relating to our businesses and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We and our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.
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

STRATEGIC/REPUTATIONAL RISKS
Our financial performance will be negatively impacted if we are unable to execute our growth strategy, which includes organic growth and growth through acquisitions.
Historically, the Company has grown organically and supplemented that growth with select acquisitions. Our success depends primarily on generating loans and deposits of acceptable risk and profitability. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost, depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors.
Supplementing our internal growth through acquisitions is an important part of our strategic focus, and acquisitions have comprised a significant portion of our asset growth since 1995. Our acquisition efforts focus on select markets and targeted entities. We operate in markets we consider to be contiguous, or natural extensions, to our current markets. The availability of acquisition candidates that meet our strategic objectives can fluctuate, and current institutions for sale in the market may not meet our strategic objectives. Such circumstances would limit our ability to supplement our growth through acquisitions. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking organizations for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. Our issuance of additional equity securities would dilute existing shareholders’ interest in us and may have a dilutive effect on our earnings per share. If we are unable to locate suitable acquisition candidates willing to combine with us on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business, and we may not grow at the same rate we have grown in the past, or at all.
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
We continue to assess and implement a number of expense reduction and revenue enhancement initiatives that are expected to result in estimated annual incremental run-rate benefits. While many of the elements necessary to achieve these initiatives are within our control, others such as interest rates and prevailing economic conditions, which influence expenses and revenues, depend on external factors not within our control, and there can be no assurance that external factors will not materially adversely affect our ability to fully implement and accomplish these initiatives.
Our success depends on our ability to respond to the threats and opportunities of fintech innovation.
Fintech developments, such as bitcoin, have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive would result in significant costs and increased risks of cyber security attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers.

We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors, which may decrease our growth or profits.
We face substantial competition for deposits, and for credit, title and trust relationships, and other financial services and products in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance could be adversely affected.
Some of our competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like IBERIABANK, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.
Reputational risk and social factors may impact our results.
Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts to our reputation, or the reputation of our industry, may lead to greater regulatory and/or legislative scrutiny and litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

RISKS ABOUT OUR SECURITIES
We cannot guarantee that we will pay dividends to shareholders in the future.
Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from IBERIABANK. The ability of IBERIABANK to pay dividends to us, as well as our ability to pay dividends to our shareholders, is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends on types and classes of our stock even when we have the legal ability to pay them in order to retain earnings for use in our business. There can be no assurance of whether or when we may pay dividends in the future.
Our common stock and our preferred stock are subordinate to our existing and future indebtedness.
Shares of our common stock and our Series B preferred stock are equity interests and do not constitute indebtedness of the Company. This means that shares of the common stock and depositary shares, which represent fractional interests in shares of Series B preferred stock, rank junior to all our existing and future indebtedness and our other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. We are prohibited from paying dividends on any of our capital stock if the required payments on our subordinated debentures have not been made.
Our common stock is subordinate to our existing and future preferred stock.
The Company has outstanding Series B preferred stock that is senior to the common stock and could adversely affect the ability of the Company to declare or pay dividends or distributions of common stock. Under the terms of the Series B preferred stock, the Company is prohibited from paying dividends on its common stock unless all full dividends for the latest dividend period on all outstanding shares of Series B preferred stock have been declared and paid in full or declared and a sum sufficient for the payment of those dividends has been set aside. Furthermore, if the Company experiences a material deterioration in its financial condition, liquidity, capital, results of operations or risk profile, the Company’s regulators may not permit it to make future payments on its Series B preferred stock, thereby preventing the payment of dividends on the common stock.
We may issue debt and/or equity securities, or securities convertible into equity securities, any of which may be senior to our existing preferred and common stock as to distributions and in liquidation, and such an issuance could negatively affect the value of our common and preferred stock.
In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, additional shares of Series B or another class of preferred stock, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Subject to certain conditions, holders of another class of preferred stock may be entitled to preferences over the Series B preferred stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings.
The trading history of our common stock is characterized by modest trading volume.
Our common stock trades on the NASDAQ Global Select Market. During 2015, the average daily trading volume of our common stock was approximately 238,000 shares. In addition, our depositary shares, which represent fractional shares of our Series B preferred stock began trading on NASDAQ in 2015. From August 5, 2015 (the date of issuance), to December 31, 2015, the average daily trading volume of our depositary shares was approximately 13,800 shares.
We cannot predict the extent to which investor interest in us will lead to a more active trading market in our securities or how much more liquid these markets might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our securities at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.
The market price of our securities can be volatile.

The market prices of our common and preferred stock may be highly volatile and subject to wide fluctuations in response to many factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	our operating performance, financial condition and prospects, or the operating performance, financial condition and prospects of our competitors;

•	our creditworthiness;

•	prevailing in interest rates;

•	changes in the legal or regulatory environments in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our securities;

•	the markets for similar securities;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

These factors may adversely affect the trading prices of our securities, regardless of our actual operating performance, and could prevent our shareholders from selling their securities at or above the public offering price. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market prices of our securities, regardless of our trading performance.
In the past, shareholders often have brought securities class action litigation against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
As of December 31, 2015, we operated 320 combined offices, including 218 bank branch offices and three loan production offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida and Georgia, 22 title insurance offices in Arkansas and Louisiana, mortgage representatives in 68 locations in 10 states, and eight wealth management locations in five states, and one IBERIA Capital Partners L.L.C. office in Louisiana. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $15.4 million in 2015. During 2015, we and our subsidiaries received $2.4 million in rental income for space leased to others. At December 31, 2015, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.
Additional information on our premises is provided in Note 9 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.	Legal Proceedings.
The nature of the business of IBKC’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which IBKC is a successor or acquired in business acquisitions, and certain of these claims will be covered by loss sharing agreements with the FDIC. For additional information on loss sharing agreements, see Note 7 to the consolidated financial statements. IBKC believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of IBKC and its shareholders.
IBKC assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that IBKC will incur a loss and the amount of the loss can be reasonably estimated, IBKC records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, IBKC does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, IBKC’s management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to IBKC’s consolidated financial position, consolidated results of operations or consolidated cash flows. For additional information, see Note 19 to the consolidated financial statements.

Item 4.	Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Set forth below is information with respect to the executive officers of IBERIABANK Corporation and principal occupations and positions held for periods including the last five years.
DARYL G. BYRD, age 61, has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of IBERIABANK.
ANTHONY J. RESTEL, age 46, has served as Senior Executive Vice President and Chief Financial Officer since 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of IBERIABANK.
MICHAEL J. BROWN, age 52, has served as Senior Executive Vice President since 2001. In September 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.
JEFFERSON G. PARKER, age 63, serves as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management. He has served as our Vice-Chairman since September 2009. Before his employment with the Company, Mr. Parker was a member of our Board of Directors since 2001. Prior to joining IBERIABANK, he served as President of Howard Weil, Inc., an energy research and investment banking boutique serving institutional investors.
JOHN R. DAVIS, age 55, has served as Senior Executive Vice President – Mergers and Acquisitions and Investor Relations since 2001. He also serves as Director of Financial Strategy.
ELIZABETH A. ARDOIN, age 47, joined the Company in 2002 as Senior Vice President and Director of Communications. In 2005, she was promoted to Executive Vice President continuing to serve in the same capacity for the organization. She has been Senior Executive Vice President, Director of Communications, Facilities and Human Resources since February 2013. Ms. Ardoin also serves as a director of the New Orleans Branch of the Federal Reserve Bank of Atlanta.
J. RANDOLPH BRYAN, age 48, has served as Executive Vice President and Chief Risk Officer since July 2012. Mr. Bryan previously served as Director of Strategic Initiatives and M&A prior to becoming Chief Risk Officer. Prior to joining the Company, Mr. Bryan served as Chief Operating Officer for First Southern Bancorp in Boca Raton, Florida. Prior to his experience at First Southern Bancorp, the majority of Mr. Bryan’s banking career was spent at Capital One/Hibernia National Bank, where he held a number of different leadership roles over a 13-year period, including responsibility for Capital One’s

Banking Sales Arena, which included marketing and delivery channel management, national direct banking, customer experience, corporate communications, and public relations.
ROBERT M. KOTTLER, age 57, has served as Executive Vice President and Director of Retail and Small Business since his appointment in 2011. Prior to joining the Company, Mr. Kottler previously worked for Capital One Bank as Executive Vice President for Small Business Banking, and prior to its merger with Capital One Financial Corporation in 2005, served Hibernia Corporation as its Senior Executive Vice President and Chief Sales Support Officer. Mr. Kottler also serves as Director of Mortgage.
H. SPURGEON MACKIE, JR., age 65, has served as Executive Vice President and Chief Credit Officer since 2013. Mr. Mackie previously served as Executive Credit Officer since his appointment in 2011. Prior to joining the Company, Mr. Mackie, Jr. previously served as Executive Director of the Community Foundation of Gaston County, Inc. Prior to that role, he worked for First Union/Wachovia in numerous capacities for 32 years, including Area President, Chief Credit Officer for Interstate Banking, and Chief Risk Officer for the General Bank, among others.
ROBERT B. WORLEY, JR., age 56, has served as Executive Vice President, General Counsel and Corporate Counsel since his appointment in 2011. Before joining the Company, Mr. Worley practiced law in New Orleans with the Jones Walker law firm, where he was a partner, and had served as the Chairman of the firm’s Professional Employment Committee, was a partner in the firm and also served on the firm’s Board of Directors. Before that, Mr. Worley was a shareholder (partner) in the Kullman firm, a law firm in New Orleans. He has practiced law for 31 years.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Performance Graph
The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2010 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL > $10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
IBERIABANK Corporation	100.00	85.56	87.61	114.94	121.02	105.08
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank > $10B	100.00	76.12	103.69	141.50	159.09	160.41
The stock performance graph assumes $100.00 was invested December 31, 2010. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
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
There were no stock repurchases in 2015.
Restrictions on Dividends
Holders of the Company’s common stock are only entitled to receive dividends if, as and when the Board of Directors may declare a dividend out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2015, 8,000 shares of preferred stock were outstanding.
In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
For additional information, see Note 16 of the Notes to the Consolidated Financial Statements.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm, are included in Exhibit 13 and are incorporated by reference herein.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Exhibit 13 to this Form 10-K.

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
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

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

Exhibit No. 2.2
Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Orion Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 2.3
Purchase and Assumption Agreement dated as of November 13, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Century Bank, A Federal Savings Bank, IBERIABANK, and the Federal Deposit Insurance Corporation – incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2009.

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 25, 2013.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company and the holders from time to time of Depositary Receipts described therein, dated August 5, 2015 - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated August 5, 2015

By executing this Form 10-K, the Registrant hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Registrant or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

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

Exhibit No. 10.14
Form of Acknowledgement regarding acceleration of unvested stock options granted by the Registrant – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005.

Exhibit No. 10.15
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.16
Form of Incentive Stock Option Agreement under the IBERIABANK Corporation 2001 Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No. 10.17
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.18
Form of Stock Option Agreement under the IBERIABANK Corporation 2005 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2006.

Exhibit No. 10.19	IBERIABANK Corporation Deferred Compensation Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

Exhibit No. 10.20	Form of Phantom Stock Award Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2008.

Exhibit No. 10.21
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No 10.22
Form of Stock Option Agreement under the IBERIABANK Corporation 2008 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Exhibit No. 10.23	IBERIABANK Corporation 2009 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.24	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2009.

Exhibit No. 10.25
Form of Termination of Letter Agreement, executed by each of Messrs. Daryl G. Byrd, Anthony J. Restel, Michael J. Brown, and John R. Davis, dated March 31, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009, as amended.

Exhibit No. 10.26	Employment Letter with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.27
Change in Control Severance Agreement with Jefferson G. Parker dated September 17, 2009 – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

Exhibit No. 10.28	2010 Stock Incentive Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2010.

Exhibit No. 10.29
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.30
Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 4, 2010.

Exhibit No. 10.31	IBERIABANK Corporation Amended and Restated 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011.

Exhibit No. 10.32
Form of IBERIABANK Corporation Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2013.

Exhibit No. 10.33	Change in Control Severance Agreement with Michael S. Price dated June 18, 2012 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2012.

Exhibit No. 10.34	IBERIABANK Corporation 2014 Phantom Stock Plan – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.35	Form of IBERIABANK Corporation Phantom Stock Unit Agreement – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2014.

Exhibit No. 10.36
Form of IBERIABANK Corporation Performance Unit Agreement – incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.37
Form of IBERIABANK Corporation Restricted Share Unit Agreement (Performance Contingent Award) – incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.38
Form of IBERIABANK Corporation Restricted Stock Agreement – incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.39	Form of IBERIABANK Corporation Stock Option Agreement – incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Exhibit No. 10.40	Form of Change in Control Severance Agreement – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

Exhibit No. 12	Computations of Earnings to Fixed Charges.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2015, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IBERIABANK CORPORATION

Date: February 29, 2016	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	February 29, 2016
Daryl G. Byrd

/s/ Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	February 29, 2016
Anthony J. Restel

/s/ M. Scott Price	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 29, 2016
M. Scott Price

/s/ Elaine D. Abell	Director	February 29, 2016
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	February 29, 2016
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	February 29, 2016
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	February 29, 2016
John N. Casbon

/s/ Angus R. Cooper, II	Director	February 29, 2016
Angus R. Cooper, II

/s/ William H. Fenstermaker	Chairman of the Board	February 29, 2016
William H. Fenstermaker

/s/ John E. Koerner, III	Director and Audit Committee Member	February 29, 2016
John E. Koerner, III

/s/ O. Miles Pollard, Jr.	Director and Audit Committee Member	February 29, 2016
O. Miles Pollard, Jr.

/s/ E. Stewart Shea III	Director	February 29, 2016
E. Stewart Shea III

/s/ David H. Welch	Director	February 29, 2016
David H. Welch