Form 10-Q
period 2016-03-31
IBERIABANK CORP
filed 2016-05-10
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-37532

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 29, 2016, the Registrant had 41,230,921 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$300,207	$241,650
Interest-bearing deposits in banks	696,448	268,617
Total cash and cash equivalents	996,655	510,267
Securities available for sale, at fair value	2,755,425	2,800,286
Securities held to maturity (fair values of $99,039 and $100,961, respectively)	96,117	98,928
Mortgage loans held for sale, at fair value	192,545	166,247
Loans covered by loss share agreements	220,492	229,217
Non-covered loans, net of unearned income	14,230,752	14,098,211
Total loans, net of unearned income	14,451,244	14,327,428
Allowance for loan losses	(146,557)	(138,378)
Loans, net	14,304,687	14,189,050
FDIC loss share receivables	33,564	39,878
Premises and equipment, net	314,615	323,902
Goodwill	729,588	724,603
Other assets	669,367	650,907
Total Assets	$20,092,563	$19,504,068

Liabilities
Deposits:
Non-interest-bearing	$4,484,024	$4,352,229
Interest-bearing	11,776,542	11,826,519
Total deposits	16,260,566	16,178,748
Short-term borrowings	498,238	326,617
Long-term debt	598,924	340,447
Other liabilities	186,926	159,421
Total Liabilities	17,544,654	17,005,233

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 8,000 shares issued and outstanding, including related surplus	76,812	76,812
Common stock, $1 par value - 100,000,000 shares authorized; 41,231,860 and 41,139,537 shares issued and outstanding, respectively	41,232	41,140
Additional paid-in capital	1,799,597	1,797,982
Retained earnings	610,660	584,486
Accumulated other comprehensive income (loss)	19,608	(1,585)
Total Shareholders’ Equity	2,547,909	2,498,835
Total Liabilities and Shareholders’ Equity	$20,092,563	$19,504,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest and Dividend Income
Loans, including fees	$163,991	$130,191
Mortgage loans held for sale, including fees	1,401	1,515
Investment securities:
Taxable interest	13,548	10,792
Tax-exempt interest	1,664	1,305
Amortization of FDIC loss share receivable	(4,386)	(6,013)
Other	718	795
Total interest and dividend income	176,936	138,585
Interest Expense
Deposits:
NOW and MMDA	7,358	4,842
Savings	222	85
Time deposits	4,354	4,411
Short-term borrowings	485	363
Long-term debt	3,114	3,080
Total interest expense	15,533	12,781
Net interest income	161,403	125,804
Provision for loan losses	14,905	5,345
Net interest income after provision for loan losses	146,498	120,459
Non-interest Income
Mortgage income	20,347	18,023
Service charges on deposit accounts	10,951	9,262
Title revenue	4,745	4,629
ATM/debit card fee income	3,503	3,275
Income from bank owned life insurance	1,202	1,092
Gain on sale of available for sale securities	196	386
Broker commissions	3,823	4,162
Other non-interest income	11,078	8,070
Total non-interest income	55,845	48,899
Non-interest Expense
Salaries and employee benefits	80,742	72,696
Net occupancy and equipment	16,907	16,260
Communication and delivery	3,059	3,166
Marketing and business development	3,502	3,556
Data processing	5,918	9,761
Professional services	3,780	6,866
Credit and other loan related expense	2,671	4,183
Insurance	4,184	3,550
Travel and entertainment	2,383	2,515
Other non-interest expense	14,306	10,600
Total non-interest expense	137,452	133,153
Income before income tax expense	64,891	36,205
Income tax expense	22,122	11,079
Net Income	42,769	25,126
Preferred stock dividends	2,576	—
Net Income Available to Common Shareholders	$40,193	$25,126

Income Available to Common Shareholders - Basic	$40,193	$25,126
Earnings Allocated to Unvested Restricted Stock	(460)	(324)
Earnings Allocated to Common Shareholders - Basic	$39,733	$24,802

Earnings per common share - Basic	$0.98	$0.75
Earnings per common share - Diluted	0.97	0.75
Cash dividends declared per common share	0.34	0.34
Comprehensive Income
Net Income	$42,769	$25,126
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $13,702 and $5,408, respectively)	25,447	10,043
Reclassification adjustment for gains included in net income (net of tax effects of $69 and $135, respectively)	(127)	(251)
Unrealized gains (losses) on securities, net of tax	25,320	9,792
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $2,223 and $0, respectively)	(4,127)	—
Reclassification adjustment for losses included in net income	—	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	(4,127)	—
Other comprehensive income, net of tax	21,193	9,792
Comprehensive Income	$63,962	$34,918

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Preferred Stock		Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	35,262,901	$35,263	$1,398,633	$496,573	$7,525	$(85,846)	$1,852,148
Net income	—	—	—	—	—	25,126	—	—	25,126
Other comprehensive income	—	—	—	—	—	—	9,792	—	9,792
Cash dividends declared, $0.34 per share	—	—	—	—	—	(12,981)	—	—	(12,981)
Reclassification of treasury stock under the LBCA (1)	—	—	(1,809,497)	(1,810)	(84,036)	—	—	85,846	—
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	132,969	133	656	—	—	—	789
Common stock issued for acquisitions	—	—	4,592,047	4,592	284,912	—	—	—	289,504
Share-based compensation cost	—	—	—	—	2,952	—	—	—	2,952
Balance, March 31, 2015	—	$—	38,178,420	$38,178	$1,603,117	$508,718	$17,317	$—	$2,167,330

Balance, December 31, 2015	8,000	$76,812	41,139,537	$41,140	$1,797,982	$584,486	$(1,585)	$—	$2,498,835
Net income	—	—	—	—	—	42,769	—	—	42,769
Other comprehensive income	—	—	—	—	—	—	21,193	—	21,193
Cash dividends declared, $0.34 per share	—	—	—	—	—	(14,019)	—	—	(14,019)
Preferred stock dividends	—	—	—	—	—	(2,576)	—	—	(2,576)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	92,323	92	(2,255)	—	—	—	(2,163)
Share-based compensation cost	—	—	—	—	3,870	—	—	—	3,870
Balance, March 31, 2016	8,000	$76,812	41,231,860	$41,232	$1,799,597	$610,660	$19,608	$—	$2,547,909

(1)
Effective January 1, 2015, companies incorporated in Louisiana became subject to the Louisiana Business Corporation Act (“LBCA”), which eliminates the concept of treasury stock and provides that shares reacquired by a company are to be treated as authorized but unissued. Refer to Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$42,769	$25,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,103	3,791
Amortization of purchase accounting adjustments, net	(2,695)	(5,430)
Provision for loan losses	14,905	5,345
Share-based compensation cost - equity awards	3,870	2,952
Loss (gain) on sale of assets, net	3	(16)
Gain on sale of available for sale securities	(196)	(386)
Gain on sale of OREO, net	(3,534)	(998)
Amortization of premium/discount on securities, net	4,871	3,815
(Benefit) expense for deferred income taxes	(4,698)	(62)
Originations of mortgage loans held for sale	(517,661)	(495,874)
Proceeds from sales of mortgage loans held for sale	507,372	456,278
Gain on sale of mortgage loans held for sale, net	(19,668)	(13,780)
Tax benefit associated with share-based payment arrangements	—	(252)
Change in other assets, net of other assets acquired	(3,800)	56,842
Other operating activities, net	20,530	6,396
Net Cash Provided by Operating Activities	43,171	43,747
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	49,531	40,887
Proceeds from maturities, prepayments and calls of available for sale securities	98,439	85,627
Purchases of available for sale securities	(68,609)	(121,876)
Proceeds from maturities, prepayments and calls of held to maturity securities	2,589	3,296
Purchases of equity securities	(21,569)	(475)
Reimbursement of recoverable covered asset losses (to) from the FDIC	(20)	632
Increase in loans, net of loans acquired	(114,232)	(71,686)
Proceeds from sale of premises and equipment	1,158	47
Purchases of premises and equipment, net of premises and equipment acquired	(4,600)	(1,837)
Proceeds from disposition of OREO	13,240	10,769
Cash paid for additional investment in tax credit entities	(5,617)	—
Cash received in excess of cash paid for acquisitions	—	325,444
Other investing activities, net	(750)	2,255
Net Cash (Used in) Provided by Investing Activities	(50,440)	273,083
Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	81,931	365,847
Net change in short-term borrowings, net of borrowings acquired	171,621	(242,368)
Proceeds from long-term debt	260,000	60,000
Repayments of long-term debt	(1,168)	(70,527)
Cash dividends paid on common stock	(13,988)	(11,374)
Cash dividends paid on preferred stock	(2,576)	—
Proceeds from common stock transactions	17	3,087
Payments to repurchase common stock	(2,180)	(2,552)
Tax benefit associated with share-based payment arrangements	—	252
Net Cash Provided by Financing Activities	493,657	102,365
Net Increase in Cash and Cash Equivalents	486,388	419,195
Cash and Cash Equivalents at Beginning of Period	510,267	548,095
Cash and Cash Equivalents at End of Period	$996,655	$967,290
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$1,937	$4,821
Common stock issued in acquisitions	$—	$289,504
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$14,703	$11,988
Income taxes, net	$4,150	$900

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
When we refer to the “Company,” “we,” “our,” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
Principles of Consolidation
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest under either the voting interest or variable interest model. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable interest entity ("VIE") is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in "other assets" in the Company’s consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with non-consolidated VIEs was approximately $163 million and $160 million at March 31, 2016 and December 31, 2015, respectively. The Company's maximum exposure to loss was equivalent to the carrying value of its investments and any related outstanding loans to the non-consolidated VIEs.
Investments in entities that are not consolidated are accounted for under either the equity, cost, or proportional amortization method of accounting. Investments for which the Company has the ability to exercise significant influence over the operating and financing decisions of the entity are accounted for under the equity method. Investments for which the Company does not hold such ability are accounted for under the cost method. Investments in qualified affordable housing projects, which meet certain criteria, are accounted for under the proportional amortization method.
The consolidated financial statements include the accounts of the Company and its subsidiaries, IBERIABANK; Lenders Title Company; IBERIA Capital Partners, LLC; 1887 Leasing, LLC; IBERIA Asset Management, Inc.; 840 Denning, LLC; and IBERIA CDE, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of Operations
The Company offers commercial and retail banking products and services to customers throughout locations in seven states through IBERIABANK. The Company also operates mortgage production offices in 10 states through IMC and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC owns an aircraft used by management of the Company. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications did not have a material effect on previously reported consolidated net income, shareholders’ equity or cash flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, valuation of and accounting for acquired loans, goodwill and other intangibles, and income taxes.

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within the states of Louisiana, Florida, Arkansas, Alabama, Texas, Tennessee and Georgia. The Company’s lending activity is concentrated in its market areas in those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to larger consumer clients. Repayments on loans are expected to come from cash flows of the borrower and/or guarantor. Losses on secured loans are limited by the value of the collateral upon default of the borrowers and guarantor support. The Company does not have any significant concentrations to any one industry or customer.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
ASU No. 2015-02
In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in the guidance: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provide a scope exception from consolidation guidance for certain investment funds.
The Company adopted the amendment, effective January 1, 2016, through retrospective application on all existing agreements; however, there was no resulting change to amounts reported in prior periods. Refer to Note 1 for current principles of consolidation.
ASU No. 2015-05
In April 2015, the FASB issued new accounting guidance related to whether a cloud computing arrangement includes a software license (ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement). If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.
The Company adopted the amendment prospectively on all arrangements entered into or materially modified beginning January 1, 2016, on an individual arrangement basis. The impact to the Company’s consolidated financial statements was not material in the current quarter.
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The most significant amendment to existing GAAP is the recognition of lease assets (i.e., right of use assets) and liabilities on the balance sheet for leases that are classified as operating leases by lessees. Lessees may also make a policy election to scope out all short-term leases, defined as leases with lease terms (including options to extend) that are less than 12 months. In general, the lessor model is similar to the current model. Amendments to lessor accounting largely align with certain changes to the lessee model and lease recognition criteria within ASC Topic 606 - Revenue from Contracts with Customers. Additional amendments include the elimination of leveraged leases; modification to the definition of a lease; clarification on separating lease components from non-lease components (including a practical expedient not to separate components, by class of assets); amendments on sale and leaseback guidance to include evaluating “sale” criteria in accordance with ASC Topic 606 - Revenue from Contracts with Customers; and disclosure of additional quantitative and qualitative information.
ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Lessees and lessors are also required to disclose the other comparative amounts for each prior period presented in the financial statements as if the updated guidance had always been applied, including practical expedients (if elected) for lease determination, lease classification, initial direct costs, lease term (i.e., probability of lease extension), and impairment.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements, including whether to adopt any practical expedients or policy elections from this ASU.

ASU No. 2016-08 and ASU No. 2016-10
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve implementation guidance on principal versus agency considerations within Topic 606. The amendments clarify the following:

•	how an entity could be both principal and agent in a contract with a customer that includes more than one specified good or service;

•	how an entity determines the nature of its promise (to provide each specified good or service);

•	how control over the good or service, prior to transfer to the customer, determines the assessment of principal or agency for each specified good or service in the contract;

•
how the indicators that an entity is the principal within the implementation guidance of Topic 606 support or assist in the assessment of control as one or more indicators may be more or less persuasive than others.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to improve implementation guidance on identifying performance obligations and licensing aspects of Topic 606. Only a few of the amendements may potentially impact the Company. These amendments are as follows:

•	When identifying performance obligations, whether it is necessary to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract.

•	Determining whether promised goods and services are separately identifiable (that is, distinct within the context of the contract).
The amendments in ASU No. 2016-08 and No. 2016-10 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods.
The Company is currently assessing the effect, but does not expect the adoption will have a significant impact on the Company’s consolidated financial statements.
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments will require recognition of excess tax benefits and deficiencies associated with awards which vest or settle within income tax expense or benefit in the statement of comprehensive income, with the tax effects treated as discrete items in the reporting period in which they occur. The update further requires entities to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. In addition, excess tax benefits will be classified as an operating activity rather than as a financing activity in the statement of cash flows. This will eliminate the current APIC pool concept.
The amendments will allow an accounting policy election to account for forfeitures as they occur as opposed to estimating the forfeiture rate. Entities will also be permitted to withhold up to the maximum statutory tax rates in the applicable jurisdictions while still qualifying for equity classification and will subsequently classify all cash paid for withholding shares for tax-withholding purposes as a financing activity in the statement of cash flows.
ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures should be applied using a modified retrospective transition method. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

NOTE 3 –ACQUISITION ACTIVITY
During 2015, the Company expanded its presence in Florida and Georgia through acquisitions of Florida Bank Group, Inc. on February 28, 2015, Old Florida Bancshares, Inc. on March 31, 2015, and Georgia Commerce Bancshares, Inc. on May 31, 2015. Further information on these acquisitions can be found in Note 3, Acquisition Activity, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015.
The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition dates, the Company records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Information regarding the Company’s loan discount and related deferred tax assets, core deposit intangible assets and related deferred tax liabilities, as well as income taxes payable and the related deferred tax balances, among other assets and liabilities recorded in the acquisitions may be adjusted as the Company refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisitions. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected and included in the fair value estimates of loans.
During the first quarter of 2016, the Company finalized the purchase price allocations related to the Florida Bank Group and Old Florida acquisitions. The purchase price allocation for Georgia Commerce is preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. The net impact of these adjustments during the current quarter was a $5.0 million increase to goodwill, with an offsetting decrease to net deferred tax assets.

The following tables summarize the consideration paid, allocation of purchase price to net assets acquired and resulting goodwill for the aforementioned acquisitions.
Acquisition of Florida Bank Group, Inc.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	752,493	$47,497
Total equity consideration		47,497
Non-Equity consideration
Cash		42,988
Total consideration paid		90,485
Fair value of net assets assumed including identifiable intangible assets		73,043
Goodwill		$17,442

(Dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by the Company
Assets
Cash and cash equivalents	$72,982	$—		$72,982
Investment securities	107,236	136	(1)	107,372
Loans	312,902	(5,371)	(2)	307,531
Other real estate owned	498	(75)	(3)	423
Core deposit intangible	—	4,489	(4)	4,489
Deferred tax asset, net	18,151	8,569	(5)	26,720
Other assets	29,817	(8,949)	(6)	20,868
Total Assets	$541,586	$(1,201)		$540,385
Liabilities
Interest-bearing deposits	$282,417	$263	(7)	$282,680
Non-interest-bearing deposits	109,548	—		109,548
Borrowings	60,000	8,598	(8)	68,598
Other liabilities	1,898	4,618	(9)	6,516
Total Liabilities	$453,863	$13,479		$467,342
Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Florida Bank Group’s investments to their estimated fair value on the date of acquisition.

(2)
The amount represents the adjustment of the book value of Florida Bank Group's loans to their estimated fair values based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The adjustment represents the adjustment of Florida Bank Group's OREO to its estimated fair value less costs to sell on the date of acquisition.

(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(5)	The amount represents the deferred tax asset recognized on the fair value adjustments of Florida Bank Group acquired assets and assumed liabilities.

(6)
The amount represents the adjustment of the book value of Florida Bank Group’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(7)	The amount represents the adjustment of the book value of Florida Bank Group's time deposits to their estimated fair values at the date of acquisition.

(8)
The amount represents the adjustment of the book value of Florida Bank Group’s borrowings to their estimated fair value based on current interest rates and the credit characteristics inherent in the liability.

(9)	The amount is necessary to record Florida Bank Group's rent liability at fair value.
Acquisition of Old Florida Bancshares, Inc.

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	3,839,554	$242,007
Total equity consideration		242,007
Non-Equity consideration
Cash		11,145
Total consideration paid		253,152
Fair value of net assets assumed including identifiable intangible assets		152,375
Goodwill		$100,777

(Dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by the Company

Assets
Cash and cash equivalents	$360,688	$—		$360,688
Investment securities	67,209	—		67,209
Loans held for sale	5,952	—		5,952
Loans	1,073,773	(10,822)	(1)	1,062,951
Other real estate owned	4,515	1,449	(2)	5,964
Core deposit intangible	—	6,821	(3)	6,821
Deferred tax asset, net	9,490	4,388	(4)	13,878
Other assets	30,549	(7,238)	(5)	23,311
Total Assets	$1,552,176	$(5,402)		$1,546,774
Liabilities
Interest-bearing deposits	$1,048,765	$123	(6)	$1,048,888
Non-interest-bearing deposits	340,869	—		340,869
Borrowings	1,528	—		1,528
Other liabilities	3,038	76	(7)	3,114
Total Liabilities	$1,394,200	$199		$1,394,399
Explanation of certain fair value adjustments:

(1)
The amount represents the adjustment of the book value of Old Florida's loans to their estimated fair values based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(2)	The adjustment represents the adjustment of Old Florida's OREO to its estimated fair value less costs to sell on the date of acquisition.

(3)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(4)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Old Florida acquired assets and assumed liabilities.

(5)	The amount represents the adjustment of the book value of Old Florida’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(6)	The amount represents the adjustment of the book value of Old Florida's time deposits to their estimated fair values on the date of acquisition.

(7)	The adjustment is necessary to record Old Florida's rent liability at fair value.

Acquisition of Georgia Commerce Bancshares, Inc

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,882,357	$185,249
Total equity consideration		185,249
Non-Equity consideration
Cash		5,015
Total consideration paid		190,264
Fair value of net assets assumed including identifiable intangible assets		100,837
Goodwill		$89,427

(Dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by the Company
Assets
Cash and cash equivalents	$51,059	$—		$51,059
Investment securities	135,710	(806)	(1)	134,904
Loans held for sale	1,249	—		1,249
Loans	807,726	(15,606)	(2)	792,120
Other real estate owned	9,795	(4,207)	(3)	5,588
Core deposit intangible	—	6,720	(4)	6,720
Deferred tax asset, net	2,897	5,451	(5)	8,348
Other assets	28,952	(657)	(6)	28,295
Total Assets	$1,037,388	$(9,105)		$1,028,283
Liabilities
Interest-bearing deposits	658,133	176	(7)	658,309
Non-interest-bearing deposits	249,739	—		249,739
Borrowings	13,203	—		13,203
Other liabilities	6,195	—		6,195
Total Liabilities	$927,270	$176		$927,446

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Georgia Commerce’s investments to their estimated fair value on the date of acquisition.

(2)
The amount represents the adjustment of the book value of Georgia Commerce's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The adjustment represents the adjustment of Georgia Commerce's OREO to its estimated fair value less costs to sell on the date of acquisition.

(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(5)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Georgia Commerce acquired assets and assumed liabilities.

(6)	The amount represents the adjustment of the book value of Georgia Commerce’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(7)	The amount represents the adjustment of the book value of Georgia Commerce's time deposits to their estimated fair values at the date of acquisition.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$242,216	$3,883	$—	$246,099
Obligations of states and political subdivisions	179,748	7,112	—	186,860
Mortgage-backed securities	2,201,013	26,494	(2,154)	2,225,353
Other securities	96,639	918	(444)	97,113
Total securities available for sale	$2,719,616	$38,407	$(2,598)	$2,755,425
Securities held to maturity:
Obligations of states and political subdivisions	$68,292	$3,061	$(37)	$71,316
Mortgage-backed securities	27,825	281	(383)	27,723
Total securities held to maturity	$96,117	$3,342	$(420)	$99,039

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$252,514	$1,161	$(1,592)	$252,083
Obligations of states and political subdivisions	182,541	5,429	(9)	187,961
Mortgage-backed securities	2,272,879	8,457	(16,523)	2,264,813
Other securities	95,496	430	(497)	95,429
Total securities available for sale	$2,803,430	$15,477	$(18,621)	$2,800,286
Securities held to maturity:
Obligations of states and political subdivisions	$69,979	$2,803	$(101)	$72,681
Mortgage-backed securities	28,949	107	(776)	28,280
Total securities held to maturity	$98,928	$2,910	$(877)	$100,961
Securities with carrying values of $1.4 billion were pledged to secure public deposits and other borrowings at both March 31, 2016 and December 31, 2015.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	March 31, 2016
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$(447)	$105,507	$(1,707)	$186,400	$(2,154)	$291,907
Other securities	(442)	29,806	(2)	506	(444)	30,312
Total securities available for sale	$(889)	$135,313	$(1,709)	$186,906	$(2,598)	$322,219
Securities held to maturity:
Obligations of states and political subdivisions	$(16)	$884	$(21)	$2,219	$(37)	$3,103
Mortgage-backed securities	—	—	(383)	18,390	(383)	18,390
Total securities held to maturity	$(16)	$884	$(404)	$20,609	$(420)	$21,493

	December 31, 2015
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(1,214)	$177,839	$(378)	$28,116	$(1,592)	$205,955
Obligations of states and political subdivisions	(9)	5,765	—	—	(9)	5,765
Mortgage-backed securities	(11,737)	1,279,914	(4,786)	185,215	(16,523)	1,465,129
Other securities	(488)	51,975	(9)	499	(497)	52,474
Total securities available for sale	$(13,448)	$1,515,493	$(5,173)	$213,830	$(18,621)	$1,729,323
Securities held to maturity:
Obligations of states and political subdivisions	$(9)	$1,999	$(92)	$4,162	$(101)	$6,161
Mortgage-backed securities	(45)	3,530	(731)	17,573	(776)	21,103
Total securities held to maturity	$(54)	$5,529	$(823)	$21,735	$(877)	$27,264

The Company assessed the nature of the losses in its portfolio as of March 31, 2016 and December 31, 2015 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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
Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company’s analysis, no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at March 31, 2016 or December 31, 2015.
At March 31, 2016, 85 debt securities had unrealized losses of 0.87% of the securities’ amortized cost basis. At December 31, 2015, 252 debt securities had unrealized losses of 1.10% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at March 31, 2016 and December 31, 2015 is presented in the following table.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	51	40
Issued by political subdivisions	1	2
Other	1	1
	53	43
Amortized cost basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$206,880	$236,800
Issued by political subdivisions	2,240	4,253
Other	508	508
	$209,628	$241,561
Unrealized loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$2,090	$5,895
Issued by political subdivisions	21	92
Other	2	9
	$2,113	$5,996
The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moody’s. One of the securities in a continuous loss position for over twelve months was issued by a political subdivision. The security issued by a political subdivision has credit ratings by S&P and Moody's of AAA and Aaa, respectively.
The amortized cost and estimated fair value of investment securities by maturity at March 31, 2016 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
(Dollars in thousands)
Within one year or less	2.34%	$10,661	$10,751	2.07%	$759	$768
One through five years	1.75%	309,881	314,811	3.16%	11,876	12,222
After five through ten years	2.36%	494,729	507,477	2.89%	18,389	19,246
Over ten years	2.16%	1,904,345	1,922,386	2.96%	65,093	66,803
	2.15%	$2,719,616	$2,755,425	2.96%	$96,117	$99,039

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Realized gains	$462	$407
Realized losses	(266)	(21)
	$196	$386
In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.
Other Equity Securities
The Company included the following securities, accounted for at amortized cost, which approximates fair value, in “other assets” on the consolidated balance sheets:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Federal Home Loan Bank (FHLB) stock	$37,712	$16,265
Federal Reserve Bank (FRB) stock	48,584	48,584
Other investments	1,309	1,159
	$87,605	$66,008

NOTE 5 – LOANS
Loans consist of the following, segregated into legacy and acquired loans, for the periods indicated:

	March 31, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$4,771,690	$1,458,938	$6,230,628
Commercial and industrial	2,926,686	447,696	3,374,382
Energy-related	728,778	2,884	731,662
	8,427,154	1,909,518	10,336,672

Residential mortgage loans:	730,621	477,770	1,208,391

Consumer and other loans:
Home equity	1,625,812	465,702	2,091,514
Indirect automobile	213,141	38	213,179
Other	531,969	69,519	601,488
	2,370,922	535,259	2,906,181
Total	$11,528,697	$2,922,547	$14,451,244

	December 31, 2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$4,504,062	$1,569,449	$6,073,511
Commercial and industrial	2,952,102	492,476	3,444,578
Energy-related	677,177	3,589	680,766
	8,133,341	2,065,514	10,198,855

Residential mortgage loans:	694,023	501,296	1,195,319

Consumer and other loans:
Home equity	1,575,643	490,524	2,066,167
Indirect automobile	246,214	84	246,298
Other	541,299	79,490	620,789
	2,363,156	570,098	2,933,254
Total	$11,190,520	$3,136,908	$14,327,428

Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate that were acquired through these transactions were covered by loss share agreements between the FDIC and IBERIABANK, which afforded IBERIABANK loss protection. Covered loans, which are included in acquired loans in the tables above, were $220.5 million and $229.2 million at March 31, 2016 and December 31, 2015, respectively, of which $184.0 million and $191.7 million, respectively, were residential mortgage and home equity loans. Refer to Note 7 for additional information regarding the Company’s loss sharing agreements.
Net deferred loan origination fees were $19.1 million and $18.7 million at March 31, 2016 and December 31, 2015, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At March 31, 2016 and December 31, 2015, overdrafts of $4.0 million and $5.1 million, respectively, have been reclassified to loans.

Loans with carrying values of $3.9 billion were pledged as collateral for borrowings at March 31, 2016 and December 31, 2015.

Aging Analysis
The following tables provide an analysis of the aging of loans as of March 31, 2016 and December 31, 2015. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s loans between loans originated by the Company (“legacy loans”) and acquired loans.

	March 31, 2016
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	> 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$10,748	$—	$42	$10,790	$603,181	$613,971	$—
Commercial real estate - Other	10,875	859	13,686	25,420	4,132,299	4,157,719	21
Commercial and industrial	4,241	1,576	12,538	18,355	2,908,331	2,926,686	—
Energy-related	—	—	46,151	46,151	682,627	728,778	—
Residential mortgage	2,890	1,254	13,057	17,201	713,420	730,621	104
Consumer - Home equity	4,484	362	5,739	10,585	1,615,227	1,625,812	—
Consumer - Indirect automobile	1,918	264	1,145	3,327	209,814	213,141	—
Consumer - Credit card	209	56	468	733	75,514	76,247	—
Consumer - Other	2,220	498	728	3,446	452,276	455,722	—
Total	$37,585	$4,869	$93,554	$136,008	$11,392,689	$11,528,697	$125

	December 31, 2015
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	> 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$801	$—	$120	$921	$635,560	$636,481	$—
Commercial real estate - Other	2,687	793	15,517	18,997	3,848,584	3,867,581	95
Commercial and industrial	1,208	739	6,746	8,693	2,943,409	2,952,102	87
Energy-related	15	—	7,081	7,096	670,081	677,177	—
Residential mortgage	1,075	2,485	14,116	17,676	676,347	694,023	442
Consumer - Home equity	3,549	870	5,628	10,047	1,565,596	1,575,643	—
Consumer - Indirect automobile	2,187	518	1,181	3,886	242,328	246,214	—
Consumer - Credit card	394	113	394	901	76,360	77,261	—
Consumer - Other	1,923	752	769	3,444	460,594	464,038	—
Total	$13,839	$6,270	$51,552	$71,661	$11,118,859	$11,190,520	$624

(1)
Past due loans greater than 90 days include all loans on non-accrual status, regardless of past due status, as of the period indicated. Non-accrual loans are presented separately in the “Non-accrual Loans” section below.

	March 31, 2016
	Acquired loans
	Past Due (1)					Discount/Premium	Total Acquired Loans, Net of Unearned Income	> 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$602	$9	$6,771	$7,382	$104,280	$14,943	$126,605	$6,590
Commercial real estate - Other	7,726	1,353	44,002	53,081	1,349,646	(70,394)	1,332,333	42,397
Commercial and industrial	1,382	806	6,133	8,321	443,954	(4,579)	447,696	5,069
Energy-related	—	—	81	81	2,803	—	2,884	81
Residential mortgage	766	—	21,664	22,430	486,566	(31,226)	477,770	20,817
Consumer - Home equity	2,682	707	10,992	14,381	478,837	(27,516)	465,702	9,725
Consumer - Indirect automobile	—	1	4	5	66	(33)	38	4
Consumer - Credit Card	6	—	17	23	486	—	509	17
Consumer - Other	481	98	607	1,186	68,971	(1,147)	69,010	411
Total	$13,645	$2,974	$90,271	$106,890	$2,935,609	$(119,952)	$2,922,547	$85,111

	December 31, 2015
	Acquired loans
	Past Due (1)					Discount/Premium	Total Acquired Loans, Net of Unearned Income	> 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$216	$117	$6,994	$7,327	$120,467	$(2,368)	$125,426	$6,994
Commercial real estate - Other	4,295	2,024	53,558	59,877	1,434,966	(50,820)	1,444,023	52,067
Commercial and industrial	1,016	1,276	6,829	9,121	490,255	(6,900)	492,476	5,674
Energy-related	—	—	1,368	1,368	2,221	—	3,589	1,198
Residential mortgage	73	1,806	22,873	24,752	506,103	(29,559)	501,296	21,765
Consumer - Home equity	2,859	997	12,525	16,381	503,635	(29,492)	490,524	11,234
Consumer - Indirect automobile	—	—	12	12	72	—	84	12
Consumer - Credit Card	—	—	17	17	565	—	582	17
Consumer - Other	580	211	667	1,458	79,167	(1,717)	78,908	461
Total	$9,039	$6,431	$104,843	$120,313	$3,137,451	$(120,856)	$3,136,908	$99,422

(1)	Past due information presents acquired loans at the gross loan balance, prior to application of discounts.

Non-accrual Loans
The following table provides the unpaid principal balance of legacy loans on non-accrual status at the periods indicated.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial real estate - Construction	$42	$120
Commercial real estate - Other	13,665	15,422
Commercial and industrial	12,538	6,659
Energy-related	46,151	7,081
Residential mortgage	12,953	13,674
Consumer - Home equity	5,739	5,628
Consumer - Indirect automobile	1,145	1,181
Consumer - Credit card	468	394
Consumer - Other	728	769
Total	$93,429	$50,928

Loans Acquired
As discussed in Note 3, during 2015, the Company acquired loans with fair values of $0.3 billion from Florida Bank Group, $1.1 billion from Old Florida and $0.8 billion from Georgia Commerce. Of the total $2.2 billion of loans acquired, $2.1 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $57.8 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30. The tables below show the balances acquired during 2015 for these two subsections of the portfolio as of the acquisition date. Purchase accounting adjustments have been finalized for Florida Bank Group and Old Florida. Amounts related to Georgia Commerce are subject to change upon finalization of purchase accounting adjustments.

(Dollars in thousands)
Contractually required principal and interest at acquisition	$2,384,114
Expected losses and foregone interest	(15,539)
Cash flows expected to be collected at acquisition	2,368,575
Fair value of acquired loans at acquisition	$2,105,466

(Dollars in thousands)	Acquired Impaired Loans
Contractually required principal and interest at acquisition	$76,445
Non-accretable difference (expected losses and foregone interest)	(11,867)
Cash flows expected to be collected at acquisition	64,578
Accretable yield	(6,823)
Basis in acquired loans at acquisition	$57,755

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the three months ended March 31:

(Dollars in thousands)	2016	2015
Balance at beginning of period	$227,502	$287,651
Acquisition	—	2,032
Transfers from non-accretable difference to accretable yield	2,106	(1)
Accretion	(18,412)	(22,818)
Changes in expected cash flows not affecting non-accretable differences (1)	8,688	(1,915)
Balance at end of period	$219,884	$264,949

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings (“TDRs”) at March 31, 2016 and 2015 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include covered loans, as well as certain acquired loans are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and certain acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.
TDRs totaling $44.8 million and $14.8 million occurred during the three-month periods ended March 31, 2016 and March 31, 2015, respectively, through modification of the original loan terms. The following table provides information on how the TDRs were modified during the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Extended maturities	$3,061	$—
Maturity and interest rate adjustment	253	14,812
Forbearance	5,296	—
Other concession(s) (1)	36,172	—
Total	$44,782	$14,812
(1) Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $44.8 million of TDRs occurring during the three-month period ended March 31, 2016, $39.6 million are on accrual status and $5.2 million are on non-accrual status. All of the $14.8 million of TDRs occurring during the three-month period ended March 31, 2015 were on non-accrual status at March 31, 2015.

The following table presents the end of period balance for loans modified in a TDR during the three-month periods ended March 31, 2016 and 2015.

	March 31, 2016			March 31, 2015
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment (1)
Commercial real estate	9	$1,228	$1,228	1	$1,935	$1,743
Commercial and industrial	14	4,927	4,737	6	13,162	13,069
Energy-related	9	33,925	33,925	—	—	—
Residential mortgage	15	3,295	3,219	—	—	—
Consumer - Home Equity	22	1,372	1,316	—	—	—
Consumer - Other	25	442	357	—	—	—
Total	94	$45,189	$44,782	7	$15,097	$14,812

(1)	Recorded investment includes any allowance for credit losses recorded on the TDRs at the dates indicated.
Information detailing TDRs which defaulted during the three-month periods ended March 31, 2016 and 2015, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	March 31, 2016		March 31, 2015
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	9	$1,228	31	$—
Commercial and industrial	9	1,627	9	372
Energy-related	1	2,250	—	—
Residential mortgage	15	3,218	—	—
Consumer - Home Equity	10	595	—	—
Consumer - Other	7	170	1	—
Total	51	$9,088	41	$372

NOTE 6– ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the three months ended March 31 is as follows:

	2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	15,908	(1,261)	14,647
Adjustment attributable to FDIC loss share arrangements	—	258	258
Net provision for loan losses	15,908	(1,003)	14,905
Adjustment attributable to FDIC loss share arrangements	—	(258)	(258)
Transfer of balance to OREO	—	(109)	(109)
Loans charged-off	(5,389)	(2,521)	(7,910)
Recoveries	1,247	304	1,551
Allowance for loan losses at end of period	$105,574	$40,983	$146,557

Reserve for unfunded commitments at beginning of period	14,145	—	14,145
Provision for (Reversal of) unfunded lending commitments	(112)	—	(112)
Reserve for unfunded commitments at end of period	$14,033	$—	$14,033
Allowance for credit losses at end of period	$119,607	$40,983	$160,590

	2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$76,174	$53,957	$130,131
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	4,177	(684)	3,493
Adjustment attributable to FDIC loss share arrangements	—	1,852	1,852
Net provision for loan losses	4,177	1,168	5,345
Adjustment attributable to FDIC loss share arrangements	—	(1,852)	(1,852)
Transfer of balance to OREO	—	(26)	(26)
Loans charged-off	(2,669)	(3,859)	(6,528)
Recoveries	1,091	152	1,243
Allowance for loan losses at end of period	$78,773	$49,540	$128,313

Reserve for unfunded commitments at beginning of period	11,801	—	11,801
Provision for unfunded lending commitments	1,048	—	1,048
Reserve for unfunded commitments at end of period	$12,849	$—	$12,849
Allowance for credit losses at end of period	$91,622	$49,540	$141,162

A summary of changes in the allowance for credit losses for legacy loans, by loan portfolio type, for the three months ended March 31 is as follows:

	2016
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$24,658	$23,283	$23,863	$3,947	$18,057	$93,808
Provision for (Reversal of) loan losses	1,297	(2,431)	14,533	(115)	2,624	15,908
Loans charged off	(1,738)	(225)	—	(14)	(3,412)	(5,389)
Recoveries	487	30	—	18	712	1,247
Allowance for loan losses at end of period	$24,704	$20,657	$38,396	$3,836	$17,981	$105,574

Reserve for unfunded commitments at beginning of period	$4,160	$3,448	$2,665	$830	$3,042	$14,145
Provision for (Reversal of) unfunded commitments	(297)	1,952	(1,766)	(24)	23	(112)
Reserve for unfunded commitments at end of period	$3,863	$5,400	$899	$806	$3,065	$14,033
Allowance on loans individually evaluated for impairment	$695	$488	$10,918	$72	$809	$12,982
Allowance on loans collectively evaluated for impairment	24,009	20,169	27,478	3,764	17,172	92,592
Loans, net of unearned income:
Balance at end of period	$4,771,690	$2,926,686	$728,778	$730,621	$2,370,922	$11,528,697
Balance at end of period individually evaluated for impairment	26,608	23,302	79,417	2,724	5,909	137,960
Balance at end of period collectively evaluated for impairment	4,745,082	2,903,384	649,361	727,897	2,365,013	11,390,737

	2015
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$26,752	$24,455	$5,949	$2,678	$16,340	$76,174
Provision for (Reversal of) loan losses	(1,231)	460	1,722	1,563	1,663	4,177
Loans charged off	—	(460)	—	(48)	(2,161)	(2,669)
Recoveries	173	49	—	12	857	1,091
Allowance for loan losses at end of period	$25,694	$24,504	$7,671	$4,205	$16,699	$78,773

Reserve for unfunded commitments at beginning of period	$3,370	$3,733	$1,596	$168	$2,934	$11,801
Provision for (Reversal of) unfunded commitments	125	(347)	534	660	76	1,048
Reserve for unfunded commitments at end of period	$3,495	$3,386	$2,130	$828	$3,010	$12,849
Allowance on loans individually evaluated for impairment	$21	$749	$—	$—	$3	$773
Allowance on loans collectively evaluated for impairment	25,673	23,755	7,671	4,205	16,696	78,000
Loans, net of unearned income:
Balance at end of period	$3,845,551	$2,496,258	$815,281	$553,815	$2,183,964	$9,894,869
Balance at end of period individually evaluated for impairment	20,077	12,593	—	—	693	33,363
Balance at end of period collectively evaluated for impairment	3,825,474	2,483,665	815,281	553,815	2,183,271	9,861,506

A summary of changes in the allowance for credit losses for acquired loans, by loan portfolio type, for the three months ended March 31 is as follows:

	2016
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$25,979	$2,819	$125	$7,841	$7,806	$44,570
Provision for (Reversal of) loan losses	(598)	194	(25)	662	(1,236)	(1,003)
Increase (Decrease) in FDIC loss share receivable	2	(34)	—	(35)	(191)	(258)
Transfer of balance to OREO	(15)	(21)	—	(45)	(28)	(109)
Loans charged off	(1,808)	(244)	—	—	(469)	(2,521)
Recoveries	304	—	—	—	—	304
Allowance for loan losses at end of period	$23,864	$2,714	$100	$8,423	$5,882	$40,983
Allowance on loans individually evaluated for impairment	$41	$5	$—	$—	$50	$96
Allowance on loans collectively evaluated for impairment	23,823	2,709	100	8,423	5,832	40,887
Loans, net of unearned income:
Balance at end of period	$1,458,938	$447,696	$2,884	$477,770	$535,259	$2,922,547
Balance at end of period individually evaluated for impairment	911	1,582	34	—	4,718	7,245
Balance at end of period collectively evaluated for impairment	1,088,713	409,561	2,850	340,278	414,902	2,256,304
Balance at end of period acquired with deteriorated credit quality	369,314	36,553	—	137,492	115,639	658,998

	2015
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loans losses at beginning of period	$29,949	$3,265	$51	$6,484	$14,208	$53,957
Provision for (Reversal of) loan losses	242	47	(16)	75	820	1,168
(Decrease) Increase in FDIC loss share receivable	(22)	(8)	—	24	(1,846)	(1,852)
Transfer of balance to OREO	(4)	(1)	—	14	(35)	(26)
Loans charged off	(3,445)	(105)	—	(22)	(287)	(3,859)
Recoveries	—	—	—	8	144	152
Allowance for loans losses at end of period	$26,720	$3,198	35	$6,583	$13,004	$49,540
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Allowance on loans collectively evaluated for impairment	26,720	3,198	35	6,583	13,004	49,540
Loans, net of unearned income:
Balance at end of period	$1,277,395	$471,048	$4,130	$610,471	$615,548	$2,978,592
Balance at end of period individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period collectively evaluated for impairment	790,520	413,972	4,130	448,220	484,112	2,140,954
Balance at end of period acquired with deteriorated credit quality	486,875	57,076	—	162,251	131,436	837,638

Portfolio Segment Risk Factors
Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid through revenues from operations of the businesses, rents of properties and refinances. Commercial and industrial loans represent loans to commercial customers to finance general working capital needs, equipment purchases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis.
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of one-to-four family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit sale in the secondary market.
Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include home equity, indirect automobile, credit card and other direct consumer installment loans. The Company originates substantially all of its consumer loans in its primary market areas. Loans in the consumer segment are sensitive to unemployment and other key consumer economic measures.
Credit Quality
The Company utilizes an asset risk classification system in accordance with guidelines established by the Federal Reserve Board as part of its efforts to monitor commercial asset quality. "Special mention" loans are defined as loans where known information about possible credit problems of the borrower cause management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms and which may result in future disclosures of these loans as non-performing. For assets with identified credit issues, the Company has two primary classifications for problem assets: "substandard" and "doubtful".
Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of the substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full satisfaction of the loan balance outstanding questionable, which makes probability of loss based on currently existing facts, conditions, and values higher. Loans classified as "Pass" do not meet the criteria set forth for special mention, substandard, or doubtful classification and are not considered criticized. Asset risk classifications are determined at origination or acquisition and reviewed on an ongoing basis. Risk classifications are changed if, in the opinion of management, the risk profile of the customer has changed since the last review of the loan relationship.
The Company’s investment in loans by credit quality indicator is presented in the following tables. The tables below further segregate the Company’s loans between loans that were originated by the Company (legacy loans) and acquired loans. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of March 31, 2016 and December 31, 2015. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at March 31, 2016 and December 31, 2015.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	Legacy loans
	March 31, 2016						December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Loss	Total	Pass	Special Mention	Sub-standard	Doubtful	Total
Commercial real estate - Construction	$613,804	$125	$42	$—	$—	$613,971	$634,889	$160	$1,432	$—	$636,481
Commercial real estate - Other	4,098,025	18,736	40,644	314	—	4,157,719	3,806,528	21,877	37,001	2,175	3,867,581
Commercial and industrial	2,871,108	26,940	25,857	2,781	—	2,926,686	2,911,396	14,826	19,888	5,992	2,952,102
Energy-related	372,507	68,883	284,104	3,284	—	728,778	531,657	67,937	74,272	3,311	677,177
Total	$7,955,444	$114,684	$350,647	$6,379	$—	$8,427,154	$7,884,470	$104,800	$132,593	$11,478	$8,133,341

	Legacy loans
	March 31, 2016			December 31, 2015
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$713,420	$17,201	$730,621	$676,347	$17,676	$694,023
Consumer - Home equity	1,615,227	10,585	1,625,812	1,565,596	10,047	1,575,643
Consumer - Indirect automobile	209,814	3,327	213,141	242,328	3,886	246,214
Consumer - Credit card	75,514	733	76,247	76,360	901	77,261
Consumer - Other	452,276	3,446	455,722	460,594	3,444	464,038
Total	$3,066,251	$35,292	$3,101,543	$3,021,225	$35,954	$3,057,179

	Acquired loans
	March 31, 2016							December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Loss	Discount	Total	Pass	Special Mention	Sub- standard	Doubtful	Loss	Discount	Total
Commercial real estate-Construction	$101,850	$621	$8,421	$770	$—	$14,943	$126,605	$116,539	$1,681	$8,803	$771	$—	$(2,368)	$125,426
Commercial real estate - Other	1,312,852	22,392	63,735	3,748	—	(70,394)	1,332,333	1,383,409	26,080	79,119	6,124	111	(50,820)	1,444,023
Commercial and industrial	429,631	6,776	14,709	1,159	—	(4,579)	447,696	473,241	8,376	16,510	1,206	43	(6,900)	492,476
Energy-related	2,750	53	81	—	—	—	2,884	2,166	55	170	1,198	—	—	3,589
Total	$1,847,083	$29,842	$86,946	$5,677	$—	$(60,030)	$1,909,518	$1,975,355	$36,192	$104,602	$9,299	$154	$(60,088)	$2,065,514

	Acquired loans
	March 31, 2016				December 31, 2015
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential mortgage	$486,566	$22,430	$(31,226)	$477,770	$506,103	$24,752	$(29,559)	$501,296
Consumer - Home equity	478,837	14,381	(27,516)	465,702	503,635	16,381	(29,492)	490,524
Consumer - Indirect automobile	66	5	(33)	38	72	12	—	84
Consumer - Other	69,457	1,209	(1,147)	69,519	79,732	1,475	(1,717)	79,490
Total	$1,034,926	$38,025	$(59,922)	$1,013,029	$1,089,542	$42,620	$(60,768)	$1,071,394

Legacy Impaired Loans
Information on the Company’s investment in legacy impaired loans, which include all TDRs and all other non-accrual loans, is presented in the following tables as of and for the periods indicated. Legacy non-accrual mortgage and consumer loans, and commercial loans below the Company's specific threshold, are included for purposes of this disclosure although such loans are generally not evaluated or measured individually for impairment for purposes of determining the allowance for loan losses.

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,978	$15,978	$—	$16,145	$16,145	$—
Commercial business	20,153	20,153	—	14,340	14,340	—
Energy-related	58,155	58,155	—	—	—	—
Residential mortgage	1,279	1,279	—	—	—	—
Consumer - Home equity	—	—	—	730	730	—
Consumer -Other	—	—	—	66	66	—

With an allowance recorded:
Commercial real estate	10,884	11,584	(700)	12,500	13,753	(1,253)
Commercial and industrial	3,011	3,504	(493)	5,985	6,262	(277)
Energy-related	10,759	21,681	(10,922)	11,319	13,444	(2,125)
Residential mortgage	13,709	13,834	(125)	13,679	13,743	(64)
Consumer - Home equity	10,089	10,793	(704)	8,196	8,559	(363)
Consumer - Indirect automobile	1,098	1,150	(52)	1,171	1,181	(10)
Consumer - Credit card	458	468	(10)	386	394	(8)
Consumer - Other	1,166	1,265	(99)	876	899	(23)
Total	$146,739	$159,844	$(13,105)	$85,393	$89,516	$(4,123)
Total commercial loans	$118,940	$131,055	$(12,115)	$60,289	$63,944	$(3,655)
Total mortgage loans	14,988	15,113	(125)	13,679	13,743	(64)
Total consumer loans	12,811	13,676	(865)	11,425	11,829	(404)

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$16,167	$38	$16,608	$7
Commercial and industrial	27,540	286	1,690	18
Energy-related	53,920	513	—	—
Residential mortgage	1,289	16	—	—
Consumer - Home equity	—	—	679	7
With an allowance recorded:
Commercial real estate	12,236	84	2,987	—
Commercial and industrial	9,311	143	12,374	—
Energy-related	21,712	225	27	—
Residential mortgage	13,911	20	15,331	—
Consumer - Home equity	10,453	61	9,720	—
Consumer - Indirect automobile	1,353	8	1,658	—
Consumer - Credit card	453	—	1,194	—
Consumer - Other	1,420	20	971	—
Total	$169,765	$1,414	$63,239	$32
Total commercial loans	$140,886	$1,289	$33,686	$25
Total mortgage loans	15,200	36	15,331	—
Total consumer loans	13,679	89	14,222	7

As of March 31, 2016 and December 31, 2015, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLES
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

FDIC loss share receivables
The Company recorded indemnification assets in the form of FDIC loss share receivables as of the acquisition date of each of the six banks covered by loss share agreements. At acquisition, the indemnification assets represented the fair value of the expected cash flows to be received from the FDIC under the loss share agreements. Subsequent to acquisition, the FDIC loss share receivables are updated to reflect changes in actual and expected amounts collectible, adjusted for amortization.
The following is a summary of the year-to-date activity for the FDIC loss share receivables:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$39,878	$69,627
Reversal of loan loss provision recorded on FDIC covered loans	(258)	(1,852)
Amortization	(4,386)	(6,013)
Submission of reimbursable losses to the FDIC	(1,658)	(78)
Changes in cash flow assumptions on OREO and other adjustments	(12)	(712)
Balance at end of period	$33,564	$60,972
FDIC loss share receivables collectibility assessment
The Company assesses the FDIC loss share receivables for collectibility on a quarterly basis. Based on the collectibility analysis completed for the three months ended March 31, 2016, the Company concluded that the $33.6 million FDIC loss share receivable is fully collectible as of March 31, 2016.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the three months ended March 31, 2016, and the year ended December 31, 2015 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2014	$489,183	$23,178	$5,165	$517,526
Goodwill acquired during the year	207,077	—	—	207,077
Balance, December 31, 2015	$696,260	$23,178	$5,165	$724,603
Goodwill adjustments during the period	4,985	—	—	4,985
Balance, March 31, 2016	$701,245	$23,178	$5,165	$729,588
The goodwill adjustments during the first three months of 2016 are the result of updates to preliminary fair value estimates related to the 2015 acquisitions of Florida Bank Group, Old Florida, and Georgia Commerce, during the respective measurement periods. See Note 3 for further information on these acquisitions.
The Company performed the required annual goodwill impairment test as of October 1, 2015. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Subsequent to the testing date, management has evaluated the events and changes that could indicate that goodwill might be impaired and concluded that a subsequent interim test is not required.
Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$6,034	$(2,529)	$3,505	$6,104	$(2,320)	$3,784
Title Plant
The Company held title plant assets recorded in "other assets" on the Company's consolidated balance sheets totaling $6.7 million at both March 31, 2016 and December 31, 2015. No events or changes in circumstances occurred during the three months ended March 31, 2016 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in “other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Core deposit intangibles	$74,001	$(46,017)	$27,984	$74,001	$(43,957)	$30,044
Customer relationship intangible asset	1,348	(946)	402	1,348	(984)	364
Non-compete agreement	112	(104)	8	100	(79)	21
Other intangible assets	—	—	—	205	(114)	91
Total	$75,461	$(47,067)	$28,394	$75,654	$(45,134)	$30,520

NOTE 9 –DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivatives used by the Company include interest rate swap agreements, foreign exchange contracts, interest rate lock commitments, forward sales commitments, and written and purchased options. All derivative instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value, as required by ASC Topic 815, Derivatives and Hedging.
For cash flow hedges, the effective portion of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. In applying hedge accounting for derivatives, the Company establishes and documents a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. The Company has designated interest rate swaps in a cash flow hedge to convert forecasted variable interest payments to a fixed rate on its junior subordinated debt and has concluded that the forecasted transactions are probable of occurring.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Information pertaining to outstanding derivative instruments is as follows:

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
(Dollars in thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$58	Other liabilities	$6,292	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$58		$6,292	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$33,248	$18,077	Other liabilities	$33,248	$18,077
Foreign exchange contracts	Other assets	102	156	Other liabilities	86	134
Forward sales contracts	Other assets	44	1,588	Other liabilities	2,282	474
Written and purchased options	Other assets	15,200	10,607	Other liabilities	6,864	6,254
Total derivatives not designated as hedging instruments under ASC Topic 815		48,594	30,428		42,480	24,939
Total		$48,594	$30,486		$48,772	$24,939

	Asset Derivatives Notional Amount		Liability Derivatives Notional Amount
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$108,500	$108,500	$—
Total derivatives designated as hedging instruments under ASC Topic 815	$—	$108,500	$108,500	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$725,878	$590,334	$725,878	$590,334
Foreign exchange contracts	3,347	4,392	3,347	4,392
Forward sales contracts	66,401	223,841	426,251	173,430
Written and purchased options	411,805	328,210	191,904	181,949
Total derivatives not designated as hedging instruments under ASC Topic 815	1,207,431	1,146,777	1,347,380	950,105
Total	$1,207,431	$1,255,277	$1,455,880	$950,105

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At March 31, 2016 and December 31, 2015, the Company was required to post $12.2 million and $21.8 million, respectively, in cash as collateral for its derivative transactions, which are included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at March 31, 2016. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	March 31, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	33,247	—	—	33,247
Written and purchased options	6,790	(1,967)	—	4,823
Total derivative assets subject to master netting arrangements	$40,037	$(1,967)	$—	$38,070
Derivative liabilities
Interest rate contracts designated as hedging instruments	$6,292	$(1,967)	$(2,663)	$1,662
Interest rate contracts not designated as hedging instruments	33,248	—	(9,515)	23,733
Written and purchased options	—	—	—	—
Total derivative liabilities subject to master netting arrangements	$39,540	$(1,967)	$(12,178)	$25,395

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$58	$—	$(45)	$13
Interest rate contracts not designated as hedging instruments	18,058	—	—	18,058
Written and purchased options	6,277	—	—	6,277
Total derivative assets subject to master netting arrangements	$24,393	$—	$(45)	$24,348
Derivative liabilities
Interest rate contracts designated as hedging instruments	$—	$—	$—	$—
Interest rate contracts not designated as hedging instruments	18,058	—	(9,428)	8,630
Total derivative liabilities subject to master netting arrangements	$18,058	$—	$(9,428)	$8,630

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the three months ended March 31, 2016 and 2015, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At March 31, 2016, the Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At March 31, 2016 and 2015, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	For the Three Months Ended March 31
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2016	2015		2016	2015		2016	2015
Interest rate contracts	$(4,127)	$—	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$(4,127)	$—		$—	$—		$—	$—

Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements for the three months ended March 31 is as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended March 31
(Dollars in thousands)		2016	2015
Interest rate contracts (1)	Other income	$2,962	$1,005
Foreign exchange contracts	Other income	1	—
Forward sales contracts	Mortgage income	(5,343)	(253)
Written and purchased options	Mortgage income	3,982	768
Total		$1,602	$1,520

(1) Includes fees associated with customer interest rate contracts.

NOTE 10 –SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS
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
Effective January 1, 2016, the Company was subject to an additional 25% phase out of its trust preferred securities from Tier 1 Risk-Based Capital. As a result, 100% of the Company's trust preferred securities are excluded from Tier 1 Risk-Based Capital at March 31, 2016. Additionally, the Company and IBERIABANK's Common Equity Tier 1 Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital were impacted at March 31, 2016 by an additional 20% phase out of certain intangible assets above the December 31, 2015 phase out percentage.

Management believes that, as of March 31, 2016, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of March 31, 2016, the most recent notification from the FDIC categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company) existing at the time of notification. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The Company’s and IBERIABANK’s actual capital amounts and ratios as of March 31, 2016 and December 31, 2015 are presented in the following table.

	March 31, 2016
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$755,536	4.00%	N/A	N/A	$1,777,629	9.41%
IBERIABANK	753,099	4.00	941,373	5.00	1,725,728	9.17
Common Equity Tier 1 (CET1)
Consolidated	$757,235	4.50%	N/A	N/A	$1,700,817	10.11%
IBERIABANK	755,278	4.50	1,090,957	6.50	1,725,728	10.28
Tier 1 Risk-Based Capital
Consolidated	$1,009,647	6.00%	N/A	N/A	$1,777,629	10.56%
IBERIABANK	1,007,038	6.00	1,342,717	8.00	1,725,278	10.28
Total Risk-Based Capital
Consolidated	$1,346,196	8.00%	N/A	N/A	$2,054,719	12.21%
IBERIABANK	1,342,717	8.00	1,678,396	10.00	1,886,318	11.24

	December 31, 2015
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$751,798	4.00%	N/A	N/A	$1,790,034	9.52%
IBERIABANK	749,226	4.00	936,532	5.00	1,691,022	9.03
Common Equity Tier 1 (CET1)
Consolidated	$752,610	4.50%	N/A	N/A	$1,684,097	10.07%
IBERIABANK	750,660	4.50	1,084,287	6.50	1,691,022	10.14
Tier 1 Risk-Based Capital
Consolidated	$1,003,479	6.00%	N/A	N/A	$1,790,034	10.70%
IBERIABANK	1,000,880	6.00	1,334,507	8.00	1,691,022	10.14
Total Risk-Based Capital
Consolidated	$1,337,973	8.00%	N/A	N/A	$2,029,932	12.14%
IBERIABANK	1,334,507	8.00	1,668,133	10.00	1,843,545	11.05

Beginning January 1, 2016, minimum CET1, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios are subject to a capital conservation buffer of 0.625%. This capital conservation buffer will increase in subsequent years by 0.625% annually until it is fully phased in on January 1, 2019 at 2.50%. At March 31, 2016, the capital conservation buffers of the Company and IBERIABANK were 4.22% and 3.24%, respectively.

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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Earnings per common share - basic
Net income	$42,769	$25,126
Preferred stock dividends	(2,576)	—
Dividends and undistributed earnings allocated to unvested restricted shares	(460)	(324)
Earnings allocated to common shareholders - basic	$39,733	$24,802
Weighted average common shares outstanding	40,711	33,168
Earnings per common share - basic	$0.98	$0.75
Earnings per common share - diluted
Earnings allocated to common shareholders - basic	$39,733	$24,802
Dividends and undistributed earnings allocated to unvested restricted shares	(2)	(20)
Earnings allocated to common shareholders - diluted	$39,731	$24,782
Weighted average common shares outstanding	40,711	33,168
Dilutive potential common shares - stock options	54	67
Weighted average common shares outstanding - diluted	40,765	33,235
Earnings per common share - diluted	$0.97	$0.75
For the three months ended March 31, 2016, and 2015, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 475,423, and 605,463, respectively.
The effects from the assumed exercises of 751,387 and 164,962 stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2016, and 2015, respectively, because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At March 31, 2016, awards of 413,968 shares could be made under approved incentive compensation plans.
Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

The following table represents the activity related to stock options during the periods indicated:

	Number of shares	Weighted Average Exercise Price
Outstanding options, December 31, 2015	813,777	$56.99
Granted	148,684	47.35
Exercised	(466)	36.48
Forfeited or expired	(43,612)	61.26
Outstanding options, March 31, 2016	918,383	$55.24
Exercisable options, March 31, 2016	606,046	$56.32

Outstanding options, December 31, 2014	867,682	$55.92
Granted	78,856	62.54
Exercised	(61,884)	49.89
Forfeited or expired	(10,469)	71.52
Outstanding options, March 31, 2015	874,185	$56.76
Exercisable options, March 31, 2015	579,727	$56.22
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Three Months Ended March 31
	2016	2015
Expected dividends	2.9%	2.2%
Expected volatility	29.1%	35.6%
Risk-free interest rate	1.4%	2.0%
Expected term (in years)	6.4	7.5
Weighted-average grant-date fair value	$10.05	$19.61
The assumptions above are based on multiple factors, including historical stock option exercise patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the Company’s stock price.
The following table represents the compensation expense that is included in non-interest expense in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended March 31
(Dollars in thousands)	2016	2015
Compensation expense related to stock options	$484	$471
At March 31, 2016, there was $3.4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period. As of March 31, 2016 and 2015, unrecognized share-based compensation associated with these awards totaled $23.4 million and $24.4 million, respectively.
Restricted share units
During the first three months of 2016 and 2015, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three-year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended March 31
(Dollars in thousands)	2016	2015
Compensation expense related to restricted stock awards and restricted share units	$3,386	$2,972
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Three Months Ended March 31
	2016	2015
Balance at beginning of period	507,130	506,289
Granted	226,176	142,196
Forfeited	(3,573)	(10,267)
Earned and issued	(136,126)	(116,583)
Balance at end of period	593,607	521,635
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
Performance units
During the first three months of 2016 and 2015, the Company issued performance units to certain of its executive officers. Performance units are tied to the value of shares of the Company’s common stock, are payable in cash, and vest in increments of one-third per year after attainment of one or more performance measures. The value of performance units is the same as the value of the corresponding number of shares of common stock.
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at March 31 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended March 31
(Dollars in thousands)	2016	2015
Compensation expense related to phantom stock and performance units	$2,405	$3,171

The following table represents phantom stock award and performance unit activity during the periods indicated:

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2015	462,430	$25,466
Granted	185,798	9,526
Forfeited share equivalents	(9,022)	463
Vested share equivalents	(138,752)	6,939
Balance, March 31, 2016	500,454	$25,658

Balance, December 31, 2014	475,347	$30,826
Granted	136,413	8,598
Forfeited share equivalents	(9,896)	624
Vested share equivalents	(114,616)	7,209
Balance, March 31, 2015	487,248	$30,711

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $51.27 and $63.03 on March 31, 2016, and 2015, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date in the tables below. See Note 1, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, for a description of how fair value measurements are determined.

	March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,755,425	$—	$2,755,425
Mortgage loans held for sale	—	192,545	—	192,545
Derivative instruments	—	48,594	—	48,594
Total	$—	$2,996,564	$—	$2,996,564
Liabilities
Derivative instruments	$—	$48,772	$—	$48,772
Total	$—	$48,772	$—	$48,772

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,800,286	$—	$2,800,286
Mortgage loans held for sale	—	166,247	—	166,247
Derivative instruments	—	30,486	—	30,486
Total	$—	$2,997,019	$—	$2,997,019
Liabilities
Derivative instruments	$—	$24,939	$—	$24,939
Total	$—	$24,939	$—	$24,939

During the three months ended March 31, 2016 there were no transfers between the Level 1 and Level 2 fair value categories.
Gains and losses (realized and unrealized) included in earnings (or accumulated other comprehensive income) during the first three months of 2016 related to assets and liabilities measured at fair value on a recurring basis are reported in non-interest income or other comprehensive income as follows:

(Dollars in thousands)	Non-interest income	Other comprehensive income
Net gains included in earnings	$4,103	$—
Change in unrealized net gains relating to assets still held at March 31, 2016	—	21,193
Non-recurring fair value measurements

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
OREO, net	$—	$2,051	$—	$2,051
Total	$—	$2,051	$—	$2,051

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
OREO, net	$—	$1,106	$—	$1,106
Total	$—	$1,106	$—	$1,106
The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the acquisitions completed in 2015. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, OREO, property, equipment, and debt) or Level 3 fair value measurements (loans, deposits, and core deposit intangible asset).
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at March 31, 2016 and December 31, 2015.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$192,545	$185,483	$7,062	$166,247	$161,083	$5,164
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income totaled $1.9 million for both the three months ended March 31, 2016 and 2015. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

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
The carrying amount and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are included in the tables below. See Note 1, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, for a description of how fair value measurements are determined.

	March 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$996,655	$996,655	$996,655	$—	$—
Investment securities	2,851,542	2,854,464	—	2,854,464	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,497,232	14,794,601	—	192,545	14,602,056
FDIC loss share receivables	33,564	6,282	—	—	6,282
Derivative instruments	48,594	48,594	—	48,594	—

Financial Liabilities
Deposits	$16,260,566	$16,090,782	$—	$—	$16,090,782
Short-term borrowings	498,238	498,238	498,238	—	—
Long-term debt	598,924	563,571	—	—	563,571
Derivative instruments	48,772	48,772	—	48,772	—

	December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$510,267	$510,267	$510,267	$—	$—
Investment securities	2,899,214	2,901,247	—	2,901,247	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,355,297	14,674,749	—	166,247	14,508,502
FDIC loss share receivables	39,878	9,163	—	—	9,163
Derivative instruments	30,486	30,486	—	30,486	—

Financial Liabilities
Deposits	$16,178,748	$15,696,245	$—	$—	$15,696,245
Short-term borrowings	326,617	326,617	326,617	—	—
Long-term debt	340,447	309,847	—	—	309,847
Derivative instruments	24,939	24,939	—	24,939	—
The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 15 – BUSINESS SEGMENTS
Each of the Company’s reportable operating segments serves the specific needs of the Company’s customers based on the products and services it offers. The reportable segments are based upon those revenue-producing components for which separate financial information is produced internally and primarily reflect the manner in which resources are allocated and performance is assessed. Further, the reportable operating segments are also determined based on the quantitative thresholds prescribed within ASC Topic 280, Segment Reporting, and consideration of the usefulness of the information to the users of the consolidated financial statements.
The Company reports the results of its operations through three reportable segments: IBERIABANK, IMC, and LTC. The IBERIABANK segment represents the Company’s commercial and retail banking functions, including its lending, investment, and deposit activities. IBERIABANK also includes the Company’s wealth management, capital markets, and other corporate functions. The IMC segment represents the Company’s origination, funding, and subsequent sale of one-to-four family residential mortgage loans. The LTC segment represents the Company’s title insurance and loan closing services.
Certain expenses not directly attributable to a specific reportable segment are allocated to segments based on pre-determined methods that reflect utilization. Also within IBERIABANK are certain reconciling items that translate reportable segment results into consolidated results. The following tables present certain information regarding our operations by reportable segment, including a reconciliation of segment results to reported consolidated results for the periods presented. Reconciling items between segment results and reported results include:

•
Elimination of interest income and interest expense representing interest earned by IBERIABANK on interest-bearing checking accounts held by related companies, as well as the elimination of the related deposit balances at the IBERIABANK segment;

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended March 31, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$175,324	$1,611	$1	$176,936
Interest expense	14,654	879	—	15,533
Net interest income	160,670	732	1	161,403
Provision for loan losses	14,905	—	—	14,905
Mortgage income	406	19,941	—	20,347
Service charges on deposit accounts	10,951	—	—	10,951
Title revenue	—	—	4,745	4,745
Other non-interest income	19,803	(1)	—	19,802
Allocated expenses	(2,669)	2,050	619	—
Non-interest expense	120,027	13,198	4,227	137,452
Income before income tax expense	59,567	5,424	(100)	64,891
Income tax expense	20,001	2,153	(32)	22,122
Net income	$39,566	$3,271	$(68)	$42,769
Total loans and loans held for sale, net of unearned income	$14,428,613	$215,176	$—	$14,643,789
Total assets	19,774,092	291,893	26,578	20,092,563
Total deposits	16,256,147	4,419	—	16,260,566
Average assets	19,381,718	252,281	27,312	19,661,311

	Three Months Ended March 31, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$136,830	$1,754	$1	$138,585
Interest expense	12,290	491	—	12,781
Net interest income	124,540	1,263	1	125,804
Provision for loan losses	5,345	—	—	5,345
Mortgage income	(1)	18,024	—	18,023
Service charges on deposit accounts	9,262	—	—	9,262
Title revenue	—	—	4,629	4,629
Other non-interest income	16,989	(2)	(2)	16,985
Allocated expenses	(4,847)	3,528	1,319	—
Non-interest expense	116,005	12,916	4,232	133,153
Income before income tax expense	34,287	2,841	(923)	36,205
Income tax expense	10,313	1,122	(356)	11,079
Net income	$23,974	$1,719	$(567)	$25,126
Total loans and loans held for sale, net of unearned income	$12,869,096	$219,409	$—	$13,088,505
Total assets	17,772,632	254,401	24,729	18,051,762
Total deposits	14,660,135	4,889	—	14,665,024
Average assets	15,750,918	181,942	24,753	15,957,613

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At March 31, 2016 and December 31, 2015, the fair value of guarantees under commercial and standby letters of credit was $1.7 million and $1.5 million, respectively. These amounts represent the unamortized fees associated with the guarantees and is included in “other liabilities” on the Company's consolidated balance sheets. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At March 31, 2016 and December 31, 2015, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commitments to grant loans	$104,152	$61,240
Unfunded commitments under lines of credit	4,640,245	4,617,802
Commercial and standby letters of credit	169,873	150,281
Reserve for unfunded lending commitments	14,033	14,145
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. Many of these types of commitments do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. See Note 6 for additional discussion related to the Company’s unfunded lending commitments.
Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When necessary they are collateralized, generally in the form of marketable securities and cash equivalents.
Legal proceedings
The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which the Company is a successor or acquired in business acquisitions and certain of these claims will be covered by loss sharing agreements with the FDIC. The Company has asserted defenses to these litigations and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur above amounts already accrued is immaterial.

NOTE 17 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may execute transactions with various related parties. These transactions are consummated at terms equivalent to the prevailing market rates and terms at the time. Examples of such transactions may include lending or deposit arrangements, transfers of financial assets, services for administrative support, and other miscellaneous items.
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are immaterial to the consolidated financial statements at March 31, 2016 and December 31, 2015. None of the related party loans were classified as non-accrual, past due, troubled debt restructurings, or potential problem loans at March 31, 2016 or December 31, 2015, with the exception of the loan discussed below.
IBERIABANK and several other financial institutions have extended credit (the “Credit Facility”) under a multi-bank syndicated credit facility to a corporation ("the Borrower"). One of the Company’s independent directors is the Chairman, President and Chief Executive Officer of the Borrower. The Credit Facility consists of an asset based revolving line of credit not to exceed $900 million, with a current borrowing base of $500 million and a $300 million sublimit for letters of credit. IBERIABANK holds approximately six percent of the total commitments from twelve banks under the Credit Facility, which based on the current borrowing base, equates to $30 million in IBERIABANK commitments. At December 31, 2015, there were zero amounts outstanding to IBERIABANK under the Credit Facility. At March 31, 2016, the Borrower made draws on the Credit Facility equating to approximately $496 million, of which IBERIABANK funded approximately $29.8 million. Depending on the type of advance, IBERIABANK earns interest on its advances under the Credit Facility at the London Interbank Offered Rate (“LIBOR”) or at a rate equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) LIBOR plus 1.00%. The Borrower’s primary operations involve the exploration and production of oil and natural gas. Although the

Borrower is current in its obligations under the Credit Facility, given the levels and extended duration of depressed oil and gas prices, and the potential impact of these depressed prices on the Borrower, IBERIABANK’s management recently graded the Credit Facility as a potential problem loan.
Deposits from related parties held by the Company were immaterial at March 31, 2016 and December 31, 2015.

NOTE 18 - SUBSEQUENT EVENTS

On May 9, 2016, the Company issued an aggregate of 2,300,000 depositary shares (the “Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.60% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, (“Series C Preferred Stock”), with a liquidation preference of $10,000 per share of Series C Preferred Stock (equivalent to $25 per depositary share), which represents $57,500,000 in aggregate liquidation preference.
Dividends will accrue and be payable on the Series C preferred stock, subject to declaration by the Company’s board of directors, from the date of issuance to, but excluding May 1, 2026, at a rate of 6.60% per annum, payable quarterly, in arrears, and from and including May 1, 2026, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 492 basis points, payable quarterly, in arrears. The Company may redeem the Series C preferred stock at its option, subject to regulatory approval, as described in the Prospectus.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended March 31, 2016, and updates the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2016 compared to December 31, 2015 for the balance sheets and the three months ended March 31, 2016 compared to March 31, 2015 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
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
Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties that change over time and could cause actual results or financial condition to differ materially from those expressed in or implied by such statements.  Factors that could cause or contribute to such differences include, but are not limited to: the level of market volatility, our ability to execute our growth strategy, including the availability of future bank acquisition opportunities, our ability to execute on our revenue and efficiency improvement initiatives, unanticipated losses related to the completion and integration of mergers and acquisitions, refinements to purchase accounting adjustments for acquired businesses and assets and assumed liabilities in these transactions, adjustments of fair values of acquired assets and assumed liabilities and of deferred taxes in acquisitions, actual results deviating from the Company’s current estimates and assumptions of timing and amounts of cash flows, credit risk of our customers, resolution of assets subject to loss share agreements with the FDIC within the coverage periods, effects of low energy and commodity prices, effects of residential real estate prices and levels of home sales, our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act and those adopted by the Basel Committee on Banking Supervision and federal banking regulators, sufficiency of our allowance for loan losses, changes in interest rates, access to funding sources, reliance on the services of executive management, competition for loans, deposits and investment dollars, competition from competitors with greater financial resources than the Company, reputational risk and social factors, changes in government regulations and legislation, increases in FDIC insurance assessments, geographic concentration of our markets, economic or business conditions in our markets or nationally, rapid changes in the financial services industry, significant litigation, cyber-security risks including dependence on our operational, technological, and organizational systems and infrastructure and those of third party providers of those services, hurricanes and other adverse weather events, and valuation of intangible assets. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), available at the SEC’s website, www.sec.gov, and the Company’s website, www.iberiabank.com, under the heading “Investor Relations” and then "Financial Information." All information in this discussion is as of the date of this Report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $20.1 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 129 years through our subsidiary, IBERIABANK, with products and services currently offered in locations in seven states. The Company also operates mortgage production offices in 10 states through IBERIABANK’s subsidiary, IBERIABANK Mortgage Company (“IMC”), and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through Lenders Title Company (“LTC”) and its subsidiaries. IBERIA Capital Partners, LLC (“ICP”) provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC owns an aircraft used by management of the Company and its subsidiaries. IBERIA Asset Management, Inc. (“IAM”) provides wealth management and trust services for commercial and private banking clients. IBERIA CDE, LLC (“CDE”) is engaged in the acquisition and allocation of tax credits.
Summary of 2016 First Quarter Results of Operations
Net income available to common shareholders for the three months ended March 31, 2016 totaled $40.2 million, a 60.0% increase compared to $25.1 million for the same period in 2015. Earnings for the first quarter of 2015 included $9.3 million in pre-tax merger-related expenses resulting from the acquisitions of Florida Bank Group, Inc. ("Florida Bank Group") on February 28, 2015, and Old Florida Bancshares, Inc. ("Old Florida") on March 31, 2015. The acquisitions of Florida Bank Group and Old Florida in the first quarter of 2015, as well as the acquisition of Georgia Commerce Bancshares, Inc. ("Georgia Commerce") on May 31, 2015, organic growth in the Company's legacy loan portfolio and fee income businesses, and successful cost containment efforts, contributed to the increase in net income during the first quarter of 2016.
Earnings per diluted common share for the first quarter of 2016 were $0.97, compared to $0.75 for the same quarter of 2015. Excluding non-operating items, primarily merger-related expenses impacting the first quarter of 2015, diluted earnings per share on a non-GAAP operating basis were $1.01 for the quarter ended March 31, 2016, compared to $0.95 for the quarter ended March 31, 2015. See Table 17, Reconciliation of Non-GAAP Financial Measures.
Net interest income on a taxable equivalent basis was $163.8 million for the first quarter of 2016, a $35.9 million, or 28.1%, increase compared to the same quarter of 2015. The first quarter of 2016 reflects a $3.4 billion, or 23.5%, increase in average earning assets, partially offset by a $2.0 billion, or 18.4%, increase in average interest-bearing liabilities compared to the first quarter of 2015. The earning asset yield increased nine basis points to 3.99% during the first quarter of 2016, while funding costs remained flat at 0.49% when compared to the first quarter of 2015. As a result, the net interest spread increased nine basis points to 3.50%, from 3.41%, and net interest margin on an annualized basis increased 10 basis points to 3.64%, from 3.54%, when comparing the periods.
Non-interest income increased $6.9 million, or 14.2%, from the first quarter of 2015, primarily due to a $2.3 million, or 12.9%, increase in mortgage income. In the first quarter of 2016, the Company originated $517.7 million in mortgage loans, up $21.8 million, or 4.4%, from the year-ago quarter. The Company sold $487.7 million in mortgage loans, up $45.2 million, or 10.2%, from the first quarter of 2015.
Non-interest expense for the first quarter of 2016 increased $4.3 million, or 3.2%, compared to the same quarter of 2015. Salaries and employee benefits expense increased $8.0 million, or 11.1%, over the first quarter of 2015, primarily as a result of the Company’s acquisition-related growth.
The Company's efficiency ratio was 63.3% for the three months ended March 31, 2016, a significant improvement over the 76.2% efficiency ratio for the three months ended March 31, 2015. Excluding the effects of tax benefits related to tax-exempt income, amortization of intangibles and non-operating revenues and expenses, the tangible operating efficiency ratio on a tax-equivalent non-GAAP basis was 60.3% for the first quarter of 2016, compared to 68.5% for the first quarter of 2015. The reconciliation of the GAAP to non-GAAP measure is included in Table 17.
Summary of Financial Condition at March 31, 2016
The Company had total loans of approximately $14.5 billion at March 31, 2016, an increase of $123.8 million, or 0.9%, from December 31, 2015. Legacy loans, which exclude loans covered under FDIC loss share protection and other non-covered acquired loans (collectively, "acquired loans"), increased $338.2 million, or 3.0%, to $11.6 billion at March 31, 2016, while acquired loans decreased $214.4 million, or 6.8%, to $2.9 billion at March 31, 2016. The growth in the legacy portfolio included increases in commercial loans of $293.8 million, or 3.6%, consumer loans of $7.8 million, or 0.3%, and mortgage loans of $36.6 million, or 5.3%, over December 31, 2015 balances. With no additional acquisitions in the first quarter of 2016, the acquired portfolio is decreasing as expected over time as pay-downs and pay-offs occur. In addition, acquired loans are transferred to the legacy portfolio as they are refinanced, renewed, restructured, or otherwise underwritten to the Company's standards.
From an asset quality perspective, legacy non-performing assets increased $43.2 million, or 63.4%, compared to December 31, 2015. Annualized net charge-offs were 15 basis points and six basis points of average loans during the first quarters of 2016 and 2015, respectively. Legacy loans past due 30 days or more represented 1.18% of total legacy loans at March 31, 2016, compared to 0.65% at December 31, 2015. The regression in asset quality from year-end is primarily a result of loans to customers in the energy industry, which has been impacted by depressed oil prices. At March 31, 2016, $46.2 million in energy loans were considered non-performing, up from $8.4 million at year-end 2015. At March 31, 2016, the Company had approximately $39.4 million in aggregate reserves for energy loans and unfunded commitments, an increase of $12.7 million, or 48%, since December 31, 2015. At quarter-end, energy-related reserves equated to 5.4% of energy loans outstanding. The Company's total allowance for loan losses increased $8.2 million, or 5.9%, from $138.4 million at December 31, 2015 to $146.6 million at March 31, 2016, and represents approximately 1.0% of total loans at both December 31, 2015 and March 31, 2016.
Total deposits increased $81.8 million, less than 1.0%, to $16.3 billion at March 31, 2016, from $16.2 billion at December 31, 2015. Over the same period, non-interest-bearing deposits increased $131.8 million, or 3.0%, and equated to 27.6% and 26.9% of total deposits at March 31, 2016 and December 31, 2015, respectively.

Capital ratios as of March 31, 2016 were impacted by the phase out of the Company's remaining 25% of trust preferred securities from Tier 1 risk-based capital into Tier 2 capital, contributing to a net decrease of 14 basis points to the Company's Tier 1 risk-based capital ratio from year-end. Total risk-based capital was not impacted and the Company met all capital adequacy requirements as of March 31, 2016. In addition, IBERIABANK continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of March 31, 2016.
2016 Outlook
The Company's long-term financial goals are as follows:

•	Return on Average Tangible Common Equity of 13% to 17% (operating basis);

•	Tangible Operating Efficiency Ratio of less than 60%;

•	Legacy Asset Quality in the top 10% of our peers;

•	Double-digit percentage growth in diluted operating EPS.
Despite a challenging economic environment, as discussed below, the Company is striving to meet several of these financial goals in 2016, and our first quarter 2016 results and full-year 2016 forecast are consistent with these goals. Based on our current forecasts and absent an increase in interest rates, the Company expects net interest margin to be around 3.58% for the full year of 2016. The Company anticipates that higher provision expense, currently estimated at $45 million in 2016, compared to $31 million in 2015, will be offset by continued strength in its mortgage, title and customer derivatives businesses. Operating expenses are expected to be $560 million for the full year of 2016 and forecasted 2016 operating EPS is in line with guidance released in January of $4.58. The Company believes that its market diversification should limit the impact of the deteriorating market conditions in western Louisiana and Houston, Texas due to the decline in energy prices and related uncertainty in the energy sector.
Excess oil supply and weakening global demand have weighed heavily on oil prices, which reached a 12-year low at less than $27 per barrel in January 2016. While oil prices have rebounded slightly, averaging $38 per barrel in March 2016, the expectation of continuing large inventory builds, uncertainty stemming from the pace of global economic growth and associated global oil demand, and the responsiveness of oil producers to sustained depressed oil prices, contribute to uncertainty in the future trajectory of oil prices. The Company remains cautious regarding the effects on its markets most impacted by the oil and gas industry. The Company has made a concerted effort through stringent underwriting standards and conservative concentration limits to balance risk and return as it relates to energy exposures. Energy-related loans were $731.7 million, or 5.1% of our total loan portfolio at March 31, 2016, compared to $680.8 million, or 4.8% of our total loan portfolio at December 31, 2015. The increase in energy-related outstandings during the first quarter of 2016 was the result of current energy clients drawing on existing credit facilities. The Company continues to experience a downward migration in ratings of energy credits as expected, with 49% of the energy-related loan portfolio criticized, and 39% classified, at March 31, 2016. At quarter-end, the Company had $39.4 million in aggregate reserves for energy-related loans, which was 5.4% of the energy-related outstandings at that date, and covered energy NPAs of $46.2 million by 85%. The Company has not incurred any energy-related charge-offs over the past several years; however, some economic softening, as exhibited by increasing unemployment rates, is being seen in the specific market areas we operate that are most impacted by energy prices, primarily southwest Louisiana and, to a lesser extent, the Houston area of Texas. Future losses will depend on the duration and severity of the depression of commodity prices. The Company will continue to manage risk by reducing and exiting energy relationships that no longer fit our credit profile and recording additional provision, as necessary.
The mortgage origination locked pipeline was $345 million at March 31, 2016, compared to $227 million at December 31, 2015 and $279 million at March 31, 2015. Mortgage income for the first quarter of 2016 was $20.3 million, up $2.3 million, or 12.9%, from the first quarter of 2015, primarily related to a $45.2 million increase in the volume of mortgages sold. Mortgage volume in 2016 is expected to be greater than $2.5 billion, with margins relatively consistent with 2015 levels. Title revenue, which is seasonably lower during the first quarter of each year, was up 2.5% during the current quarter as compared to the first quarter of 2015, and is expected to be flat for the full year of 2016. At March 31, 2016, the commercial loan pipeline was approximately $900 million, compared to $700 million at December 31, 2015.
The Company experienced revenue growth in the majority of its fee income businesses during the first quarter of 2016. Treasury management income was up $1.2 million, or 38.4%, during the first quarter of 2016, compared to the first quarter of 2015, and is expected to be up 29% in 2016 compared to 2015. Client derivatives income was up approximately $2.0 million, or 194.6%, over the first quarter of 2015, and is expected to be $7.7 million in 2016, an increase of 85.9% over 2015. IBERIA Financial Services ("IFS") revenues increased 14% in the first quarter of 2016 compared to the first quarter of 2015. Revenues for IBERIA Wealth Advisors ("IWA") were up 2% in the first quarter of 2016 compared to the year-ago quarter.  Assets under management at IWA were $1.4 billion at both March 31, 2016 and December 31, 2015. Despite stable growth in these fee income businesses, IBERIA Capital Partners L.L.C. ("ICP"), the Company's energy investment banking boutique, has faced headwinds, with revenues decreasing 36% from the first quarter of 2015. In 2016, the Company expects revenues for both IFS and IWA to increase approximately 6% over 2015, while revenues for ICP are expected to decrease approximately 16% from 2015.
Expense control continues to be a primary focus of the Company and includes branch efficiency efforts. During 2015, the Company closed or consolidated 11 bank branches, acquired 36 branches, and opened five branches. As planned, an additional 19 branches were closed or consolidated during the first quarter of 2016, resulting in $2.1 million in pre-tax non-operating expenses. The annual net run-rate savings associated with the branch closures is projected to be $1 million per quarter starting in the second quarter of 2016. The Company expects to slow its branch consolidation efforts over the remainder of 2016.
Revenue enhancement and cost control measures contributed to a tangible operating efficiency ratio (non-GAAP) of 60.3% in the first quarter of 2016, on pace to reach the Company's goal of less than 60% by the end of 2016.

ANALYSIS OF RESULTS OF OPERATIONS
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company’s performance.
TABLE 1 – SELECTED CONSOLIDATED FINANCIAL INFORMATION

	As of and For the Three Months Ended March 31
	2016	2015
Key Ratios (1)
Return on average assets	0.82%	0.64%
Operating return on average assets (Non-GAAP)	0.85	0.81
Return on average common equity	6.59	5.39
Return on average operating tangible common equity (Non-GAAP) (2)	10.26	9.92
Equity to assets at end of period	12.68	12.01
Earning assets to interest-bearing liabilities at end of period	142.02	137.76
Interest rate spread (3)	3.50	3.41
Net interest margin (TE) (3) (4)	3.64	3.54
Non-interest expense to average assets (annualized)	2.81	3.38
Efficiency ratio (5)	63.3	76.2
Tangible operating efficiency ratio (TE) (Non-GAAP) (2) (4) (5)	60.3	68.5
Common stock dividend payout ratio	34.9	51.7
Asset Quality Data
Non-performing assets to total assets at end of period (6)	1.07%	1.41%
Allowance for credit losses to non-performing loans at end of period (6)	87.36	70.22
Allowance for credit losses to total loans at end of period	1.11	1.10
Consolidated Capital Ratios
Tier 1 leverage ratio	9.41%	8.87%
Common Equity Tier 1 (CET1)	10.11	9.79
Tier 1 risk-based capital ratio	10.56	9.99
Total risk-based capital ratio	12.21	11.62

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)
Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable. See Table 17 for Non-GAAP reconciliations.

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

Net Interest Income/Net Interest Margin

Net interest income is the difference between interest realized on earning assets and interest paid on interest-bearing liabilities and is also the driver of core earnings. As such, it is subject to constant scrutiny by management. The rate of return and relative risk associated with earning assets are weighed to determine the appropriate mix of earning assets. Additionally, the need for lower cost funding sources is weighed against relationships with clients and future growth opportunities. The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.50% and 3.41%, during the three months ended March 31, 2016 and 2015, respectively. The

Company’s net interest margin on a TE basis, which is net interest income (TE) as a percentage of average earning assets, was 3.64% and 3.54% for the quarters ended March 31, 2016 and 2015, respectively.
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

TABLE 2 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Three Months Ended March 31
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate	Average Balance	Interest Income/Expense (2)	Yield/ Rate
Earning Assets:
Loans (1):
Commercial loans (TE) (3)	$10,250,555	$113,417	4.43%	$7,882,782	$83,645	4.31%
Mortgage loans	1,202,692	13,429	4.47%	1,099,518	13,594	4.95%
Consumer and other loans	2,901,163	37,145	5.15%	2,581,646	32,952	5.18%
Total loans (TE) (3)	14,354,410	163,991	4.58%	11,563,946	130,191	4.56%
Loans held for sale	160,873	1,401	3.48%	133,304	1,515	4.55%
Investment securities	2,866,974	15,212	2.25%	2,307,525	12,097	2.22%
FDIC loss share receivable	37,360	(4,386)	(46.44)%	66,165	(6,013)	(36.35)%
Other earning assets	453,737	718	0.64%	402,499	795	0.80%
Total earning assets	17,873,354	176,936	3.99%	14,473,439	138,585	3.90%
Allowance for loan losses	(141,393)			(128,519)
Non-earning assets	1,929,350			1,612,693
Total assets	$19,661,311			$15,957,613
Interest-bearing liabilities
Deposits:
NOW accounts	$2,859,940	1,940	0.27%	$2,464,760	1,552	0.26%
Savings and money market accounts	6,598,838	5,640	0.34%	4,834,244	3,375	0.28%
Certificates of deposit	2,098,032	4,354	0.83%	2,150,447	4,411	0.83%
Total interest-bearing deposits	11,556,810	11,934	0.42%	9,449,451	9,338	0.40%
Short-term borrowings	494,670	485	0.39%	747,058	363	0.19%
Long-term debt	523,503	3,114	2.35%	423,495	3,080	2.91%
Total interest-bearing liabilities	12,574,983	15,533	0.49%	10,620,004	12,781	0.49%
Non-interest-bearing demand deposits	4,388,259			3,312,357
Non-interest-bearing liabilities	167,810			135,477
Total liabilities	17,131,052			14,067,838
Shareholders’ equity	2,530,259			1,889,775
Total liabilities and shareholders’ equity	$19,661,311			$15,957,613
Net earning assets	$5,298,371			$3,853,435
Net interest income / Net interest spread		$161,403	3.50%		$125,804	3.41%
Net interest income (TE) / Net interest margin (TE) (3)		$163,764	3.64%		$127,844	3.54%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $0.7 million and $0.6 million for the three-month periods ended March 31, 2016 and 2015, respectively.

(3)	Taxable equivalent yields are calculated using a marginal tax rate of 35%.

Net interest income increased $35.6 million, or 28.3%, to $161.4 million for the first quarter of 2016. The increase in net interest income was the result of a 23.5% increase in average earning assets and a nine basis point improvement in the earning asset yield for the first quarter of 2016 when compared to the same period of 2015, and was partially offset by an 18.4% increase in average interest-bearing liabilities over the same period. The associated cost of funds for interest-bearing liabilities was flat period over period.
Average loans made up 80.3% and 79.9% of average earning assets in the first quarters of 2016 and 2015, respectively. Average loans increased $2.8 billion, or 24.1%, when comparing the first quarter of 2016 to the same quarter of 2015. The increase in loans was a result of loans acquired as well as growth in the legacy loan portfolio. Investment securities made up 16.0% and 15.9% of average earning assets for the first quarters of 2016 and 2015, respectively.
Average interest-bearing deposits made up 91.9% and 89.0% of average interest-bearing liabilities in the first quarters of 2016 and 2015, respectively. Average short-term borrowings and long-term debt comprised 8.1% of average interest-bearing liabilities in the first quarter of 2016, compared to 11.0% for the first quarter of 2015.
The nine basis point increase in yield on total earning assets when comparing 2016 to 2015 was driven by higher yields on loans, a decrease in amortization of the Company's FDIC loss share receivable, which results in a negative yield for this asset, and an increase in the yield earned on investment securities.
The following table sets forth information regarding average loan balances and average yields, segregated into the legacy and acquired portfolios, for the periods indicated.
TABLE 3 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended March 31
	2016		2015
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield
Legacy loans	$11,318,692	4.02%	$9,734,558	3.89%
Acquired loans	3,035,718	6.48%	1,829,388	7.88%
Total loans	14,354,410	4.54%	11,563,946	4.52%
FDIC loss share receivables	37,360	(46.44)%	66,165	(36.35)%
Total loans and FDIC loss share receivables	$14,391,770	4.46%	$11,630,111	4.32%
Provision for Credit Losses
Management of the Company formally assesses the ACL quarterly and will make provisions for loan losses and unfunded lending commitments as necessary in order to maintain the appropriateness of the ACL at the balance sheet date. The provision for loan losses exceeded net charge-offs by $8.5 million and $60,000 for the three months ended March 31, 2016 and 2015, respectively.
On a consolidated basis, the Company recorded a provision for loan losses of $14.9 million for the three months ended March 31, 2016, a $9.6 million increase from the provision recorded for the same period of 2015. The Company’s total provision for credit losses was $14.8 million in the first three months of 2016, $8.4 million, or 131.4%, greater than the provision recorded in the first three months of 2015. The Company’s total provision recorded during the three months ended March 31, 2016 included a $1.0 million reversal of provision for changes in expected cash flows on the acquired loan portfolios and a $15.9 million provision on legacy loans. The increase in the provision was due primarily to an increase in net charge-offs and the expected continued deterioration in credit quality due to general energy sector weakness. Annualized year-to-date net charge-offs to average loans in the legacy portfolio were 0.15% as of March 31, 2016, compared to 0.06% as of March 31, 2015.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
The Company’s operating results for the three months ended March 31, 2016 included non-interest income of $55.8 million compared to $48.9 million for the same period of 2015. The increase in non-interest income was primarily a result of increases in mortgage income and service charges on deposit accounts. Non-interest income as a percentage of total gross revenue

(defined as total interest and dividend income and non-interest income) in the first quarter of 2016 was 24.0% compared to 26.1% of total gross revenue in the first quarter of 2015.
In the first quarter of 2016, mortgage production and sales resulted in a $2.3 million increase in mortgage income over the first quarter of 2015. The Company originated $517.7 million in mortgage loans in the first quarter of 2016, up $21.8 million, or 4.4%, from the year-ago quarter. The Company sold $487.7 million in mortgage loans, up $45.2 million, or 10.2% from the first quarter of 2015. The increase in mortgage income from increased volumes was partially offset by lower pricing in the secondary market.
Service charges on deposit accounts increased $1.7 million, or 18.2%, in the first quarter of 2016 over the first quarter of 2015, due primarily to a $1.6 billion increase in deposits, as well as an increase in Treasury Management customers.
Other fluctuations in non-interest income included a $1.9 million increase in customer derivatives income and modest increases in title revenue, ATM/debit card fee income, income from bank owned life insurance, and the gain on sales of former bank owned properties, offset by decreases in broker commissions and gains on the sale of available for sale securities.
Non-interest Expense
The Company’s results for the first quarter of 2016 include non-interest expense of $137.5 million, an increase of $4.3 million, or 3.2%, over the same period of 2015. Ongoing attention to expense control is part of the Company’s corporate culture. However, the Company’s recent investments in acquisitions, product expansion, and operating systems have led to increases in several components of non-interest expense.
For the first quarter of 2016, the Company’s efficiency ratio was 63.3%, compared to 76.2% in the first quarter of 2015. Excluding non-operating income and expenses and the effect of amortization on intangibles, the Company’s tangible operating efficiency ratio (non-GAAP) was 60.3% and 68.5% in the first quarters of 2016 and 2015, respectively.
Salaries and employee benefits expense increased $8.0 million in the first quarter of 2016 when compared to the same period in 2015, primarily the result of increased staffing due to the growth of the Company. The first quarter of 2016 includes the full impact of the Company's three acquisitions in 2015. The Company had 3,112 full-time equivalent employees at the end of the first quarter of 2016, an increase of 229, or 7.9%, from the end of the first quarter of 2015.
Data processing and professional services expense decreased $3.8 million and $3.1 million, respectively, in the first quarter of 2016, primarily due to merger-related data processing and professional services expenses the Company incurred in the first quarter of 2015. Other non-interest expense increased $3.7 million, primarily due to branch closures and consolidations, recovery expenses due to the FDIC related to covered loans that paid off during the quarter, and an increase in core deposit intangible amortization related to the 2015 acquisitions.
Income Taxes
For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $22.1 million and $11.1 million, respectively, equating to an effective income tax rate of 34.1% and 30.6%, respectively.
The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. The effective tax rate was negatively impacted by the increase in pre-tax income, expiration of new market tax credits, and the post-merger effect of the 2015 acquisitions, which contributed to the increase in the Company's state effective tax rate given the higher statutory tax rates in Florida and Georgia.

FINANCIAL CONDITION
Earning Assets
Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. As a result of organic growth, earning assets increased $507.4 million, or 2.9%, since December 31, 2015.

The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company’s total loan portfolio increased $123.8 million, or 0.9%, from year-end 2015 to $14.5 billion at March 31, 2016, which was driven by legacy loan growth of $338.2 million offset by a decrease of $214.4 million in acquired loans. By loan type, the increase was primarily driven by legacy commercial loan growth of $293.8 million during the first three months of 2016, 3.6% higher than at the end of 2015.
The major categories of loans outstanding at March 31, 2016 and December 31, 2015 are presented in the following tables, segregated into legacy and acquired loans.
TABLE 4 – SUMMARY OF LOANS

	March 31, 2016
	Commercial				Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Indirect automobile	Home Equity	Credit Card	Other	Total
Legacy	$4,771,690	$2,926,686	$728,778	$730,621	$213,141	$1,625,812	$76,247	$455,722	$11,528,697
Acquired	1,458,938	447,696	2,884	477,770	38	465,702	509	69,010	2,922,547
Total	$6,230,628	$3,374,382	$731,662	$1,208,391	$213,179	$2,091,514	$76,756	$524,732	$14,451,244

	December 31, 2015
	Commercial				Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Indirect automobile	Home Equity	Credit Card	Other	Total
Legacy	$4,504,062	$2,952,102	$677,177	$694,023	$246,214	$1,575,643	$77,261	$464,038	$11,190,520
Acquired	1,569,449	492,476	3,589	501,296	84	490,524	582	78,908	3,136,908
Total	$6,073,511	$3,444,578	$680,766	$1,195,319	$246,298	$2,066,167	$77,843	$542,946	$14,327,428
Loan Portfolio Components
The Company’s loan to deposit ratio at March 31, 2016 and December 31, 2015 was 88.9% and 88.6%, respectively. The percentage of fixed rate loans to total loans was 47.0% at March 31, 2016 and 47.9% at December 31, 2015. The discussion below highlights activity by major loan type.
Commercial Loans
Total commercial loans increased $137.8 million, or 1.4%, to $10.3 billion at March 31, 2016, from $10.2 billion at December 31, 2015. Legacy commercial loan growth during the first three months of 2016 totaled $293.8 million, a 3.6% increase from year-end 2015. The Company continued to attract and retain commercial customers as commercial loans were 71.5% of the total loan portfolio at March 31, 2016, compared to 71.2% at December 31, 2015. Unfunded commitments on commercial loans, including approved loan commitments not yet funded, were $3.6 billion at March 31, 2016, an increase of $31.7 million, or 0.9%, when compared to year-end 2015.

Commercial real estate loans include loans to commercial customers for long-term financing of land and buildings or for land development or construction of a building. These loans are repaid from revenues through operations of the businesses, rents of properties, sales of properties and refinances. Commercial real estate loans increased $157.1 million, or 2.6%, during the first three months of 2016, driven by an increase in legacy commercial real estate loans of $267.6 million, or 5.9%, partially offset by a decrease in acquired commercial real estate loans of $110.5 million, or 7.0%. At March 31, 2016, commercial real estate loans totaled $6.2 billion, or 43.1% of the total loan portfolio, compared to 42.4% at December 31, 2015. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination.
Commercial and industrial loans represent loans to commercial customers to finance general working capital needs, equipment purchases and other projects where repayment is derived from cash flows resulting from business operations. The Company originates commercial business loans on a secured and, to a lesser extent, unsecured basis. The Company’s commercial business loans may be term loans or revolving lines of credit. Term loans are generally structured with terms of no more than three to five years, with amortization schedules of generally no more than seven years. Commercial business term loans are generally secured by equipment, machinery or other corporate assets. The Company also provides for revolving lines of credit generally structured as advances upon perfected security interests in accounts receivable and inventory. Revolving lines of credit generally have annual maturities. The Company obtains personal guarantees of the principals as additional security for most commercial business loans. As of March 31, 2016, commercial and industrial loans totaled $3.4 billion, or 23.4% of the total loan portfolio. This represents a $70.2 million, or 2.0%, decrease from December 31, 2015.
The following table details the Company’s commercial loans by state.
TABLE 5 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
March 31, 2016
Legacy	$3,041,351	$1,132,499	$1,088,260	$1,897,190	$564,631	$170,875	$473,471	$58,877	$8,427,154
Acquired	238,961	1,019,286	23,503	40,275	—	520,415	19,613	47,465	1,909,518
Total	$3,280,312	$2,151,785	$1,111,763	$1,937,465	$564,631	$691,290	$493,084	$106,342	$10,336,672

December 31, 2015
Legacy	$3,081,494	$947,812	$1,059,604	$1,812,055	$569,384	$125,493	$486,703	$50,796	$8,133,341
Acquired	271,780	1,079,000	28,145	40,854	—	568,283	20,419	57,033	2,065,514
Total	$3,353,274	$2,026,812	$1,087,749	$1,852,909	$569,384	$693,776	$507,122	$107,829	$10,198,855
Energy-related Loans
The Company’s loan portfolio includes energy-related loans totaling $731.7 million outstanding at March 31, 2016, or 5.1% of total loans, compared to $680.8 million, or 4.8% of total loans, at December 31, 2015, an increase of $50.9 million, or 7.5%. The increase in energy-related loans was the result of select exploration and production companies drawing on existing commitment lines and normal draws in working capital lines from other energy-related companies. At March 31, 2016, exploration and production (“E&P”) loans accounted for 50.5% of energy-related loans and 55.8% of energy-related commitments. Midstream companies accounted for 17.9% of energy-related loans and 17.0% of energy commitments, while service company loans totaled 31.6% of energy-related loans and 27.2% of energy commitments.
The rapid and sustained decline in energy commodity prices has unsettled the financial condition of businesses and communities tied to the oil and gas industries. While the vast majority of the Company's loan portfolio continues to have no exposure to these concerns, we remain vigilant in our actions to mitigate the risks in the current environment.

Generally, service companies are the most affected by fluctuations in commodity prices, while midstream companies are least affected. The Company's historical focus on sound client selection, conservative credit underwriting, proactive portfolio management, and market and business diversification continue to serve the Company well. The strategic decision to expand into larger markets across the southeastern U.S. allows the Company to drive growth and profitability to offset declining positions in impacted energy segments of business. Based on the composition of its portfolio at March 31, 2016, the Company believes most of its exposure is in areas of lower credit risk.
Mortgage Loans
Residential mortgage loans consist of loans to consumers to finance a primary residence. The vast majority of the residential mortgage loan portfolio is comprised of non-conforming 1-4 family mortgage loans secured by properties located in the Company's market areas and originated under terms and documentation that permit sale in the secondary market. Larger mortgage loans of current and prospective private banking clients are generally retained to enhance relationships, but also tend to be more profitable due to the expected shorter durations and relatively lower servicing costs associated with loans of this size. The Company does not originate or hold high loan-to-value, negative amortization, option ARM, or other exotic mortgage loans in its portfolio. In addition, the Company did not make a significant investment in subprime loans during the first three months of 2016.

The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $13.1 million, or 1.1%, compared to December 31, 2015, the result of private banking originations.
Consumer Loans
The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At March 31, 2016, $2.9 billion, or 20.1%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 20.5%, at the end of 2015. Total consumer loans decreased $27.1 million, or 0.9%, from December 31, 2015, primarily due to decreases across most categories of consumer loans with the exception of a slight increase in home equity loans, which comprise $2.1 billion of the $2.9 billion consumer loan portfolio at March 31, 2016.
In January 2015, the Company announced it would exit the indirect automobile lending business. The Company concluded compliance risk associated with these loans had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At March 31, 2016, indirect automobile loans totaled $213.2 million, or 1.5% of the total loan portfolio, compared to $246.3 million, or 1.7% of the total loan portfolio, at December 31, 2015.
The remainder of the consumer loan portfolio at March 31, 2016 consisted of credit card loans, direct automobile loans and other personal loans, and comprised 4.2% of the total loan portfolio.
Overall, the composition of the Company’s loan portfolio as of March 31, 2016 is consistent with the composition as of December 31, 2015.
In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 6, Allowance for Credit Losses, for credit quality factors by loan portfolio segment.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 6, unscoreable consumer loans have been included in loans with FICO scores below 660. FICO scores reflect the Company’s most recent information available as of the dates indicated.
TABLE 6 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
March 31, 2016
Legacy	$1,017,822	$320,092	$251,212	$117,468	$248,787	$35,019	$57,448	$323,074	$2,370,922
Acquired	151,217	216,941	35,544	40,679	—	76,883	13,936	59	535,259
Total	$1,169,039	$537,033	$286,756	$158,147	$248,787	$111,902	$71,384	$323,133	$2,906,181

December 31, 2015
Legacy	$1,023,828	$286,539	$246,837	$113,773	$252,289	$32,562	$51,182	$356,146	$2,363,156
Acquired	155,980	233,886	36,977	42,420	—	86,083	14,742	10	570,098
Total	$1,179,808	$520,425	$283,814	$156,193	$252,289	$118,645	$65,924	$356,156	$2,933,254

TABLE 7 – CONSUMER LOANS BY FICO SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
March 31, 2016
Legacy	$329,336	$650,872	$1,390,714	$—	$2,370,922
Acquired	94,236	150,909	318,810	(28,696)	535,259
Total	$423,572	$801,781	$1,709,524	$(28,696)	$2,906,181

December 31, 2015
Legacy	$427,938	$604,751	$1,330,467	$—	$2,363,156
Acquired	122,619	144,665	334,023	(31,209)	570,098
Total	$550,557	$749,416	$1,664,490	$(31,209)	$2,933,254
Mortgage Loans Held for Sale
Loans held for sale increased $26.3 million, or 15.8%, to $192.5 million at March 31, 2016 compared to year-end 2015. The increase in the balance since year-end was due to the timing of mortgage production and sales. The Company originated $517.7 million and sold $487.7 million in mortgage loans during the first quarter of 2016.
Loans held for sale have primarily been fixed-rate single-family residential mortgage loans under contracts to be sold in the secondary market. In most cases, loans in this category are sold within thirty days of closing. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. See Note 1, Summary of Significant Accounting Policies, in the Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion.
Asset Quality
Written underwriting standards established by management and approved by the Board of Directors govern the lending activities of the Company. The commercial credit department, in conjunction with senior lending personnel, underwrites all commercial business and commercial real estate loans. The Company provides centralized underwriting of substantially all residential mortgage, construction and consumer loans. Established loan origination procedures require appropriate documentation, including financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance, and flood insurance, where appropriate.
Loan payment performance is monitored and late charges are generally assessed on past due accounts. A centralized department administers delinquent loans. Risk ratings on commercial exposures are reviewed on an ongoing basis and are adjusted as necessary based on the obligor’s risk profile and debt capacity.  Loan Review is responsible for independently assessing and validating risk ratings assigned to commercial exposures. All other loans are also subject to loan reviews through a periodic sampling process. The Company exercises judgment in determining the risk classification of its commercial loans.
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
Real estate acquired by the Company through foreclosure or by deed-in-lieu of foreclosure is classified as OREO, and is recorded at the lesser of the related loan balance (the pro-rata carrying value for acquired loans) or estimated fair value less costs to sell. Closed bank branches are also classified as OREO and recorded at the lower of cost or market value.

Under GAAP, certain loan modifications or restructurings are designated as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider under current market conditions.
Non-performing Assets
The Company defines nonperforming assets as non-accrual loans, accruing loans more than 90 days past due, OREO and foreclosed property. Management continually monitors loans and transfers loans to non-accrual status when warranted.
Covered loans represent loans acquired through failed bank acquisitions and continue to be covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Company for the majority of the losses incurred during the loss share claim period. In addition to covered loans, the Company also accounts for loans formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "purchased impaired loans". Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015 for further details. Purchased impaired loans were considered to be performing as of the acquisition date regardless of their past due status based on their contractual terms. However, in accordance with regulatory reporting guidelines, purchased impaired loans that are contractually past due are reported as past due and accruing based on the number of days past due.
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
Legacy non-performing assets increased $43.2 million, or 63.4%, compared to December 31, 2015, as non-accrual loans increased $42.5 million and OREO increased $1.2 million, offset by a decrease in accruing loans 90 days or more past due of $0.5 million. Including TDRs that are in compliance with their modified terms, total non-performing assets and TDRs increased $70.4 million during the first three months of 2016.

The following table sets forth the composition of the Company's legacy non-performing assets, including accruing loans 90 days or more past due and TDRs for the periods indicated.
TABLE 8 – NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (LEGACY)

(Dollars in thousands)	March 31, 2016	December 31, 2015	Increase (Decrease)
Non-accrual loans:
Commercial	$26,245	$22,201	$4,044	18.2%
Energy-related	46,151	7,081	39,070	551.8%
Mortgage	12,953	13,674	(721)	(5.3)%
Consumer and credit card	8,080	7,972	108	1.4%
Total non-accrual loans	93,429	50,928	42,501	83.5%
Accruing loans 90 days or more past due	125	624	(499)	(80.0)%
Total non-performing loans (1)	93,554	51,552	42,002	81.5%
OREO and foreclosed property (2)	17,662	16,491	1,171	7.1%
Total non-performing assets (1)	111,216	68,043	43,173	63.4%
Performing troubled debt restructuring (3)	65,685	38,441	27,244	70.9%
Total non-performing assets and troubled debt restructurings (1)	$176,901	$106,484	$70,417	66.1%
Non-performing loans to total loans (1) (4)	0.81%	0.46%
Non-performing assets to total assets (1) (4)	0.65%	0.42%
Non-performing assets and troubled debt restructurings to total assets (1) (4)	1.03%	0.65%
Allowance for credit losses to non-performing loans (4) (5)	127.85%	209.41%
Allowance for credit losses to total loans (4) (5)	1.04%	0.96%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at March 31, 2016 and December 31, 2015 include $11.0 million and $8.1 million, respectively, of former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for March 31, 2016 and December 31, 2015 exclude $27.3 million and $23.4 million, respectively, in troubled debt restructurings that meet non-performing asset criteria.

(4)	Total loans, total non-performing loans, and total assets exclude acquired loans and assets.

(5)	The allowance for credit losses excludes the portion of the allowance related to acquired loans.
Non-performing legacy loans were 0.81% of total legacy loans at March 31, 2016, 35 basis points higher than at December 31, 2015. The increase in legacy non-performing assets for the first three months of 2016 was due primarily to a $39.1 million increase in energy-related non-accrual loans.
Non-performing assets as a percentage of total assets have remained at relatively low levels. Legacy non-performing assets were 0.65% of total legacy assets at March 31, 2016, 23 basis points higher than at December 31, 2015. The allowance for credit losses as a percentage of non-performing legacy loans was 127.85% at March 31, 2016 and 209.41% at December 31, 2015. The Company’s allowance for credit losses as a percentage of legacy loans increased eight basis points from 0.96% at December 31, 2015 to 1.04% at March 31, 2016.
The Company had gross charge-offs on legacy loans of $5.4 million during the three months ended March 31, 2016. Offsetting these charge-offs were recoveries of $1.2 million. As a result, net charge-offs on legacy loans for the first three months of 2016 were $4.2 million, or 0.15% annualized of average loans, as compared to net charge-offs of $1.6 million, or 0.06% annualized, for the first three months of 2015.

At March 31, 2016, excluding acquired loans, the Company had $350.6 million of legacy commercial assets classified as substandard, $6.4 million of legacy commercial assets classified as doubtful, and no assets classified as loss. Accordingly, the aggregate of the Company’s legacy commercial classified assets was 1.78% of total assets, 2.47% of total loans, and 3.10% of legacy loans. At December 31, 2015, legacy commercial classified assets totaled $144.1 million, or 0.74% of total assets,

1.01% of total loans, and 1.29% of legacy loans. As with non-classified assets, a reserve for credit losses has been recorded for substandard and doubtful loans at March 31, 2016 in accordance with the Company’s allowance for credit losses policy.
In addition to the problem loans described above, there were $114.7 million of legacy loans classified as special mention at March 31, 2016, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans at March 31, 2016, increased $9.9 million, or 9.4%, from December 31, 2015, primarily due to the expected downward migration of energy-related loans.
As noted above, the asset quality of the Company’s energy-related loan portfolio has been and may continue to be impacted by the sustained decline in commodity prices. At March 31, 2016, non-accrual energy-related legacy loans comprised 49.4% of total legacy non-accrual loans, and no energy-related loans were past due greater than 30 days. Non-accrual energy-related loans totaled $46.2 million of legacy loans and $81,000 of acquired loans at March 31, 2016, compared to $7.1 million and $1.4 million, respectively, at year-end 2015. The Company did not experience any energy-related charge-offs during the first three months of 2016, or during the year ended December 31, 2015.
Past Due Loans
Past due status is based on the contractual terms of loans. Legacy past due loans (including non-accrual loans) were 1.18% of total loans at March 31, 2016 and 0.65% at December 31, 2015. At March 31, 2016, total past due acquired loans were 3.66% of total loans, a decrease of 18 basis points from December 31, 2015. Additional information on past due loans is presented in the following table.
TABLE 9 – PAST DUE LOAN SEGREGATION

	March 31, 2016
	Legacy		Acquired		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$37,585	0.33%	$13,645	0.47%	$51,230	0.35%
60-89 days past due	4,869	0.04	2,974	0.10	7,843	0.05
90-119 days past due	125	—	282	0.01	407	—
120 days past due or more	—	—	661	0.02	661	—
	42,579	0.37	17,562	0.60	60,141	0.41
Non-accrual loans (1)	93,429	0.81	89,328	3.06	182,757	1.26
Total past due loans	$136,008	1.18%	$106,890	3.66%	$242,898	1.67%

	December 31, 2015
	Legacy		Acquired		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$13,839	0.12%	$9,039	0.29%	$22,878	0.16%
60-89 days past due	6,270	0.07	6,431	0.21	12,701	0.09
90-119 days past due	461	—	1,290	0.04	1,751	0.01
120 days past due or more	163	—	56	—	219	—
	20,733	0.19	16,816	0.54	37,549	0.26
Non-accrual loans (1)	50,928	0.46	103,497	3.30	154,425	1.08
Total past due loans	$71,661	0.65%	$120,313	3.84%	$191,974	1.34%

(1)	The acquired loans balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of non-accrual loans.

Total legacy loans past due increased $64.3 million, or 89.8%, from December 31, 2015. The change was due primarily to increases in legacy non-accrual loans of $42.5 million and $22.3 million of loans 30-89 days past due, offset by a decrease in accruing loans past due 90 days or more of $0.5 million. The increase in legacy non-accrual loans was due primarily to the addition of $39.1 million of energy-related loans that moved to non-accrual status during the first quarter of 2016.

Total acquired past due loans decreased $13.4 million from December 31, 2015 to $106.9 million at March 31, 2016. The change was due to decreases in total acquired non-accrual loans of $14.2 million and accruing loans past due 90 days or more of $0.4 million, offset by an increase of $1.2 million of loans past due 30-89 days.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at March 31, 2016 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015 for more information.
The allowance for credit losses was $160.6 million at March 31, 2016, or 1.11% of total loans, $8.1 million higher than at December 31, 2015. The allowance for credit losses as a percentage of loans was 1.06% at December 31, 2015.
The allowance for credit losses on the legacy portfolio increased $11.7 million, or 10.8%, since December 31, 2015, primarily due to an increase in legacy non-accrual and classified loans during the first three months of 2016. Legacy commercial non-accrual and commercial classified loans increased $43.1 million and $213.0 million, respectively, when compared to year-end 2015, primarily due to energy-related loans that moved to non-accrual status during the first quarter of 2016.
At March 31, 2016 and December 31, 2015, the allowance for loan losses covered non-performing legacy loans 1.1 times and 1.8 times, respectively. Including acquired loans, the allowance for loan losses covered 60.3% and 72.1% of total past due and non-accrual loans at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016, the Company had an allowance for credit losses of $41.0 million to reserve for probable losses currently in the acquired loan portfolio that have arisen after the losses estimated at the respective acquisition dates.

The following table sets forth the activity in the Company’s allowance for credit losses for the periods indicated.
TABLE 10 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	March 31, 2016			March 31, 2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total	Legacy Loans	Acquired Loans	Total
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378	$76,174	$53,957	$130,131
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	15,908	(1,261)	14,647	4,177	(684)	3,493
Adjustment attributable to FDIC loss share arrangements	—	258	258	—	1,852	1,852
Net provision for (reversal of) loan losses	15,908	(1,003)	14,905	4,177	1,168	5,345
Adjustment attributable to FDIC loss share arrangements	—	(258)	(258)	—	(1,852)	(1,852)
Transfer of balance to OREO	—	(109)	(109)	—	(26)	(26)
Loans charged-off	(5,389)	(2,521)	(7,910)	(2,669)	(3,859)	(6,528)
Recoveries	1,247	304	1,551	1,091	152	1,243
Allowance for loan losses at end of period	105,574	40,983	146,557	78,773	49,540	128,313
Reserve for unfunded commitments at beginning of period	14,145	—	14,145	11,801	—	11,801
Provision for unfunded lending commitments	(112)	—	(112)	1,048	—	1,048
Reserve for unfunded commitments at end of period	14,033	—	14,033	12,849	—	12,849
Allowance for credit losses at end of period	$119,607	$40,983	$160,590	$91,622	$49,540	$141,162

FDIC Loss Share Receivable
As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable decreased $6.3 million, or 15.8%, from $39.9 million at December 31, 2015 to $33.6 million at March 31, 2016. The decrease was due primarily to amortization of $4.4 million and submission of reimbursable losses to the FDIC of $1.7 million. See Note 7 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.
Investment Securities
Investment securities decreased by $47.7 million, or 1.6%, since December 31, 2015 to $2.9 billion at March 31, 2016. Investment securities approximated 14.2% and 14.9% of total assets at March 31, 2016 and December 31, 2015, respectively. Average investment securities were 16.0% of average earning assets in the first three months of 2016, relatively flat compared to 15.9% for the same period of 2015.
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises at March 31, 2016. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At March 31, 2016, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
The Company assesses the nature of the unrealized losses in its investment portfolio at least quarterly to determine if there are losses that are deemed other-than-temporary. Based on its analysis, the Company concluded no declines in the market value of the Company’s investment securities were deemed to be other-than-temporary at March 31, 2016 and December 31, 2015. Note 4 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions increased $427.8 million, or 159.3%, from December 31, 2015 to $696.4 million at March 31, 2016. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.

FUNDING SOURCES
Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and convenient branch office locations and service hours. Increasing core deposits through acquisitions and the development of client relationships is a continuing focus of the Company. Short-term and long-term borrowings have become an important funding source as the Company has grown. Other funding sources include junior subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first three months of 2016.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. During the first three months of 2016, total deposits increased $81.8 million, or 0.5%, totaling $16.3 billion at March 31, 2016. Total non-interest-bearing deposits increased $131.8 million, or 3.0%, and interest-bearing deposits decreased $50.0 million, or 0.4%, from December 31, 2015.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.

TABLE 11 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	March 31, 2016		December 31, 2015		$ Change	% Change
Non-interest-bearing deposits	$4,484,024	27.6%	$4,352,229	26.9%	$131,795	3.0%
NOW accounts	2,960,562	18.2	2,974,176	18.4	(13,614)	(0.5)
Money market accounts	5,964,029	36.7	6,010,882	37.2	(46,853)	(0.8)
Savings accounts	772,117	4.7	716,838	4.4	55,279	7.7
Certificates of deposit	2,079,834	12.8	2,124,623	13.1	(44,789)	(2.1)
Total deposits	$16,260,566	100.0%	$16,178,748	100.0%	$81,818	0.5%
From a market perspective, total deposit growth was seen primarily in the Southwest Louisiana, Houston, Central Florida, and Birmingham markets. Deposits in Southwest Louisiana increased $88.1 million, or 15.7%, during the first three months of 2016, while total deposits in the Houston market increased $80.9 million, or 6.1%, since the end of 2015. Central Florida had quarter-to-date customer deposit growth of $66.5 million, or 5.4%, while the Birmingham market increased deposits $61.6 million, or 11.4%.
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

The following table details the average and ending balances of repurchase transactions as of and for the three months ended March 31:
TABLE 12 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2016	2015
Average balance	$217,296	$263,645
Ending balance	303,238	252,602
Total short-term borrowings increased $171.6 million, or 52.5%, from December 31, 2015, to $498.2 million at March 31, 2016, a result of increases of $85.0 million in FHLB advances outstanding and $86.6 million in repurchase agreements. On a quarter-to-date average basis, short-term borrowings decreased $252.4 million, or 33.8%, from the first quarter of 2015. The decrease in the average outstanding balance was largely due to the net repayments of FHLB advances during 2015.
Total short-term borrowings were 2.8% of total liabilities and 45.4% of total borrowings at March 31, 2016, compared to 1.9% and 49.0%, respectively, at December 31, 2015. On a quarter-to-date average basis, short-term borrowings were 2.9% of total liabilities and 48.6% of total borrowings in the first quarter of 2016, compared to 5.3% and 63.8%, respectively, during the same period of 2015.
The weighted average rate paid on short-term borrowings was 0.39% and 0.19% during the first quarters of 2016 and 2015, respectively.

Long-term Debt

Long-term debt increased $258.5 million from December 31, 2015 to $598.9 million at March 31, 2016, due to an increase in FHLB borrowings of $258.5 million during the period. On a period-end basis, long-term debt was 3.4% and 2.0% of total liabilities at March 31, 2016 and December 31, 2015, respectively.
On average, long-term debt increased to $523.5 million in the first quarter of 2016, $100.0 million, or 23.6%, higher than the first quarter of 2015, as the Company took advantage of favorable rates on FHLB advances to offset expected deposit outflows. Average long-term debt was 3.1% of total liabilities during the current quarter, compared to 3.0% during the first quarter of 2015.
Long-term debt at March 31, 2016 included $395.0 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $83.8 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its shareholders. The junior subordinated debt is redeemable by the Company, at its option, in whole or in part.

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

At March 31, 2016 and December 31, 2015, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 13 – REGULATORY CAPITAL RATIOS

	Well-Capitalized Minimums	March 31, 2016	December 31, 2015
IBERIABANK Corporation		Actual	Actual
Tier 1 Leverage	N/A	9.41%	9.52%
Common Equity Tier 1 (CET1)	N/A	10.11	10.07
Tier 1 risk-based capital	N/A	10.56	10.70
Total risk-based capital	N/A	12.21	12.14
IBERIABANK
Tier 1 Leverage	5.00%	9.17%	9.03%
Common Equity Tier 1 (CET1)	6.50	10.28	10.14
Tier 1 risk-based capital	8.00	10.28	10.14
Total risk-based capital	10.00	11.24	11.05

In the first quarter of 2016, the Company's Tier 1 capital ratio was impacted by the phase out of the remaining 25% of its trust preferred securities from Tier 1 capital into Tier 2 capital. Additionally, the Company and IBERIABANK's CET1 capital, Tier 1 risk-based capital and total risk-based capital were impacted at March 31, 2016 by an additional 20% phase out of certain intangible assets above the December 31, 2015 phase out percentage. See Note 10 to the unaudited consolidated financial statements for additional information on the Company's capital ratios and shareholders' equity.

On May 4, 2016, the Company announced that the Board of Directors authorized the repurchase of up to 950,000 shares, or approximately 2.3%, of the Company's total shares outstanding. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the Company's discretion. The timing of these repurchases will depend on market conditions and other requirements; however, the Company currently anticipates the share repurchase program will extend over a two-year time frame. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

On May 9, 2016, the Company issued an aggregate of 2,300,000 depositary shares (the “Depositary Shares”), each representing a 1/400th ownership interest in a share of the Company’s 6.60% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, (“Series C Preferred Stock”), with a liquidation preference of $10,000 per share of Series C Preferred Stock (equivalent to $25 per depositary share), which represents $57,500,000 in aggregate liquidation preference. See Note 18 to the unaudited consolidated financial statements for additional information on the Company's preferred share issuance.

Had the issuance of the Series C Preferred Stock occurred prior to March 31, 2016, the Company estimates the issuance would have increased IBERIABANK Corporation's Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage ratios at March 31, 2016 by approximately 33 basis points, 33 basis points, and 29 basis points, respectively.
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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at March 31, 2016 totaled $1.7 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.9 billion in the investment securities portfolio, $1.5 billion is unencumbered and the remaining $1.4 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced significant cash inflows on a regular basis. Securities cash flows are dependent on prepayment speeds and could change as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At March 31, 2016 the Company had $590.0 million of outstanding FHLB advances, of which $195.0 million was short-term and $395.0 million was long-term. Additional FHLB borrowing capacity at March 31, 2016 amounted to $4.0 billion. At March 31, 2016, the Company also has various funding arrangements with commercial banks providing up to $180.0 million in the form of federal funds and other lines of credit. At March 31, 2016, there were no balances outstanding on these lines, and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at March 31, 2016 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines, and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions, and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings, and capital position.
The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest income and on the net present value of the Company’s earning assets and interest-bearing liabilities. Management and the Board are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulation and asset/liability net present value sensitivity analyses. The Company uses financial modeling to measure the impact of changes in interest rates on the net interest margin and to predict market risk. Estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. These analyses provide a range of potential impacts on net interest income and portfolio equity caused by interest rate movements.

Included in the modeling are instantaneous parallel rate shift scenarios, which are utilized to establish exposure limits. These scenarios are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount, rather than a gradual rate shift over a period of time that has traditionally been more realistic.

The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at March 31, 2016, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.
TABLE 14 – INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income (Yr 1)
+ 200	10.3%
+ 100	5.2%
- 100	(5.3)%
- 200	(7.6)%
The influence of using the forward curve as of March 31, 2016 as a basis for projecting the interest rate environment would approximate a 1.5% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a flat balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
The short-term interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities, as well as the establishment of a short-term target rate. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability, full employment, and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by the market’s expectations for economic growth and inflation, but can also be influenced by FRB actions and expectations of monetary policy going forward.
The Federal Open Market Committee (“FOMC”) of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted Federal funds rate. On December 17, 2015, the FOMC voted to raise the target Federal funds rate by 0.25%, the first increase since 2006. The FOMC expects that economic conditions will evolve in a manner that will warrant only gradual increases in the Federal funds rate over the next several years. As the FOMC increases the Federal funds rate, it is possible that overall interest rates could rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our commercial borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 15 – REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	2Q 2016	3Q 2016	4Q 2016	1Q 2017	Total less than one year
Investment securities	$152,633	$133,457	$126,060	$97,217	$509,367
Fixed rate loans	640,385	497,311	474,616	436,159	2,048,471
Variable rate loans	6,932,107	108,716	47,110	47,376	7,135,309
Total loans	7,572,492	606,027	521,726	483,535	9,183,780
	$7,725,125	$739,484	$647,786	$580,752	$9,693,147
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to floors and exclude the repricing of assets from prior periods, as well as non-accrual loans and market value adjustments.

As part of its asset/liability management strategy, the Company has emphasized the origination of loans with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of March 31, 2016, $7.7 billion, or 53.0%, of the Company’s total loan portfolio had adjustable interest rates. The Company had no significant concentration to any single borrower or industry segment at March 31, 2016.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At March 31, 2016, 87.2% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 86.9% at December 31, 2015. Non-interest-bearing transaction accounts were 27.6% and 26.9% of total deposits at March 31, 2016 and December 31, 2015, respectively.
Much of the liquidity increase experienced in the past several years has been due to a significant increase in non-interest-bearing demand deposits. The behavior of non-interest-bearing deposits and other types of demand deposits is one of the most important assumptions used in determining the Company's interest rate and liquidity risk positions. A loss of these deposits in the future would reduce the asset sensitivity of the Company’s balance sheet as interest-bearing funds would most likely be increased to offset the loss of this favorable funding source.
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 16 – REPRICING OF LIABILITIES (1)

(Dollars in thousands)	2Q 2016	3Q 2016	4Q 2016	1Q 2017	Total less than one year
Time deposits	$802,582	$389,777	$270,285	$229,477	$1,692,121
Short-term borrowings	353,238	25,000	25,000	95,000	498,238
Long-term debt	145,634	7,450	15,501	10,104	178,689
	$1,301,454	$422,227	$310,786	$334,581	$2,369,048
(1) Amounts exclude the repricing of liabilities from prior periods.
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

IMPACT OF INFLATION OR DEFLATION AND CHANGING PRICES
The unaudited consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable nor controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2016.
Conversely, a period of deflation could affect our business, as well as all financial institutions and other industries. Deflation could lead to lower profits, higher unemployment, lower production and deterioration in overall economic conditions. In addition, deflation could depress economic activity, including loan demand and the ability of borrowers to repay loans, and consequently impair earnings through increasing the value of debt while decreasing the value of collateral for loans.
Management believes the most significant potential impact of deflation on financial results relates to the Company's ability to maintain a sufficient amount of capital to cushion against future losses. However, the Company would employ certain risk management tools to maintain its balance sheet strength in the event a deflationary scenario were to develop.

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

TABLE 17 – RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	March 31, 2016			March 31, 2015
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income available to common shareholders (GAAP)	$64,891	$40,193	$0.97	$36,205	$25,126	$0.75
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(196)	(127)	—	(389)	(252)	(0.01)
Non-interest expense adjustments:
Merger-related expenses	3	2	—	9,296	6,139	0.18
Severance expenses	454	295	0.01	41	27	—
Impairment of long-lived assets, net of (gain) loss on sale	1,044	679	0.01	579	376	0.01
Other non-operating non-interest expense	1,091	709	0.02	450	292	0.01
Total non-interest expense adjustments	2,592	1,685	0.04	10,366	6,834	0.20
Operating earnings (Non-GAAP)	67,287	41,751	1.01	46,182	31,708	0.95
Provision for loan losses	14,905	9,688	0.24	5,345	3,475	0.10
Pre-provision operating earnings (Non-GAAP)	$82,192	$51,439	$1.25	$51,527	$35,183	$1.05

(1)	After-tax amounts computed using a marginal tax rate of 35%.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended March 31
(Dollars in thousands)	2016	2015
Net interest income (GAAP)	$161,403	$125,804
Add: Effect of tax benefit on interest income	2,361	2,040
Net interest income (TE) (Non-GAAP) (1)	$163,764	$127,844

Non-interest income (GAAP)	$55,845	$48,899
Add: Effect of tax benefit on non-interest income	647	588
Non-interest income (TE) (Non-GAAP) (1)	56,492	49,487
Taxable equivalent revenues (Non-GAAP) (1)	220,256	177,331
Securities gains and other non-interest income	(196)	(389)
Taxable equivalent operating revenues (Non-GAAP) (1)	$220,060	$176,942

Total non-interest expense (GAAP)	$137,452	$133,153
Less: Intangible amortization expense	2,113	1,523
Tangible non-interest expense (Non-GAAP) (2)	135,339	131,630
Less: Merger-related expense	3	9,296
Severance expense	454	41
Loss on sale of long-lived assets, net of impairment	1,044	579
Other non-operating non-interest expense	1,091	450
Tangible operating non-interest expense (Non-GAAP) (2)	$132,747	$121,264

Total assets (GAAP)	$20,092,563	$18,051,762
Less: Goodwill and other intangibles	764,730	668,802
Tangible assets (Non-GAAP) (2)	$19,327,833	$17,382,960

Average assets (Non-GAAP)	$19,661,311	$15,957,613
Less: Average intangible assets, net	762,229	552,383
Total average tangible assets (Non-GAAP) (2)	$18,899,082	$15,405,230

Total shareholders’ equity (GAAP)	$2,547,909	$2,167,330
Less: Goodwill and other intangibles	764,730	668,802
Total tangible shareholders’ equity (Non-GAAP) (2)	$1,783,179	$1,498,528

Average shareholders’ equity (GAAP)	$2,530,259	$1,889,775
Less: Average preferred equity	76,812	—
Average common equity	2,453,447	1,889,775
Less: Average intangible assets, net	762,229	552,383
Average tangible common equity (Non-GAAP) (2)	$1,691,218	$1,337,392

Return on average assets (GAAP)	0.82%	0.64%
Add: Effect of non-operating revenues and expenses	0.03	0.17
Operating return on average assets (Non-GAAP)	0.85%	0.81%

Return on average common equity (GAAP)	6.59%	5.39%
Add: Effect of intangibles	3.30	2.53
Effect of non-operating revenues and expenses	0.37	2.00
Return on average operating tangible common equity (Non-GAAP) (2)	10.26%	9.92%

	As of and For the Three Months Ended March 31
(Dollars in thousands)	2016	2015
Efficiency ratio (GAAP)	63.3%	76.2%
Less: Effect of tax benefit related to tax-exempt income	0.9	1.1
Efficiency ratio (TE) (Non-GAAP) (1)	62.4	75.1
Less: Effect of amortization of intangibles	1.0	0.9
Effect of non-operating items	1.1	5.7
Tangible operating efficiency ratio (TE) (Non-GAAP) (1), (2)	60.3%	68.5%

Total shareholders' equity (GAAP)	$2,547,909	$2,167,330
Less: Goodwill and other intangibles	764,730	668,802
Preferred stock	76,812	—
Tangible common equity (Non-GAAP) (2)	$1,706,367	$1,498,528

Total assets (GAAP)	$20,092,563	$18,051,762
Less: Goodwill and other intangibles	764,730	668,802
Tangible assets (Non-GAAP) (2)	$19,327,833	$17,382,960
Tangible common equity ratio (Non-GAAP) (2)	8.83%	8.62%

Cash Yield:
Earning assets average balance (GAAP)	$17,873,354	$14,473,439
Add: Adjustments	86,010	67,056
Earning assets average balance, as adjusted (Non-GAAP)	$17,959,364	$14,540,495

Net interest income (GAAP)	$161,403	$125,804
Add: Adjustments	(6,523)	(8,968)
Net interest income, as adjusted (Non-GAAP)	$154,880	$116,836

Yield, as reported	3.64%	3.54%
Add: Adjustments	(0.16)%	(0.26)%
Yield, as adjusted (Non-GAAP)	3.48%	3.28%

(1)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a marginal tax rate of 35%.

(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis were applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Available-for-sale securities
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FICO	Fair Isaac Corporation
FHLB	Federal Home Loan Bank
Florida Bank Group	Florida Bank Group, Inc.
FRB	Board of Governors of the Federal Reserve System
FTC	Florida Trust Company
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commerce	Georgia Commerce Bancshares, Inc.
GSE	Government-sponsored enterprises
HTM	Held-to-maturity
Legacy loans	Loans that were originated directly by the Company
LIBOR	London Interbank Borrowing Offered Rate
MSA	Metropolitan statistical area
NPA	Non-performing asset
Old Florida	Old Florida Bancshares, Inc.
OREO	Other real estate owned
Parent	IBERIABANK Corporation
RULC	Reserve for unfunded lending commitments
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2015 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016. Additional information at March 31, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16 – Commitments and Contingencies of Notes to the Unaudited Consolidated Financial Statements which is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes in risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No. 3.1	Articles of Incorporation of IBERIABANK Corporation

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document.

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBERIABANK Corporation

Date: May 10, 2016	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer