Form 10-Q
period 2016-06-30
IBERIABANK CORP
filed 2016-08-05
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 29, 2016, the Registrant had 41,036,614 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$288,141	$241,650
Interest-bearing deposits in banks	417,157	268,617
Total cash and cash equivalents	705,298	510,267
Securities available for sale, at fair value	2,776,015	2,800,286
Securities held to maturity (fair values of $96,239 and $100,961, respectively)	92,904	98,928
Mortgage loans held for sale, at fair value	229,653	166,247
Loans covered by loss share agreements	211,373	229,217
Non-covered loans, net of unearned income	14,511,188	14,098,211
Total loans, net of unearned income	14,722,561	14,327,428
Allowance for loan losses	(147,452)	(138,378)
Loans, net	14,575,109	14,189,050
FDIC loss share receivables	29,224	39,878
Premises and equipment, net	311,173	323,902
Goodwill	726,856	724,603
Other assets	714,623	650,907
Total Assets	$20,160,855	$19,504,068

Liabilities
Deposits:
Non-interest-bearing	$4,539,254	$4,352,229
Interest-bearing	11,322,773	11,826,519
Total deposits	15,862,027	16,178,748
Short-term borrowings	765,637	326,617
Long-term debt	687,436	340,447
Other liabilities	208,158	159,421
Total Liabilities	17,523,258	17,005,233

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 and 8,000 shares issued and outstanding, including related surplus	132,098	76,812
Common stock, $1 par value - 100,000,000 shares authorized; 41,038,833 and 41,139,537 shares issued and outstanding, respectively	41,039	41,140
Additional paid-in capital	1,791,857	1,797,982
Retained earnings	646,619	584,486
Accumulated other comprehensive income (loss)	25,984	(1,585)
Total Shareholders’ Equity	2,637,597	2,498,835
Total Liabilities and Shareholders’ Equity	$20,160,855	$19,504,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest and Dividend Income
Loans, including fees	$165,569	$153,335	$329,560	$283,526
Mortgage loans held for sale, including fees	1,850	1,380	3,251	2,895
Investment securities:
Taxable interest	12,994	10,930	26,542	21,722
Tax-exempt interest	1,670	1,260	3,334	2,565
Amortization of FDIC loss share receivable	(4,163)	(7,398)	(8,549)	(13,411)
Other	774	1,038	1,492	1,833
Total interest and dividend income	178,694	160,545	355,630	299,130
Interest Expense
Deposits:
NOW and MMDA	7,310	6,600	14,668	11,441
Savings	297	223	519	308
Time deposits	4,309	4,959	8,663	9,371
Short-term borrowings	662	220	1,147	583
Long-term debt	3,363	2,866	6,477	5,946
Total interest expense	15,941	14,868	31,474	27,649
Net interest income	162,753	145,677	324,156	271,481
Provision for loan losses	11,866	8,790	26,771	14,135
Net interest income after provision for loan losses	150,887	136,887	297,385	257,346
Non-interest Income
Mortgage income	25,991	25,246	45,931	43,269
Service charges on deposit accounts	10,940	10,162	21,891	19,424
Title revenue	6,135	6,146	10,880	10,775
ATM/debit card fee income	3,650	3,583	7,153	6,858
Income from bank owned life insurance	1,411	1,075	2,613	2,167
Gain on sale of available for sale securities	1,789	903	1,985	1,289
Broker commissions	3,712	5,461	7,535	9,623
Other non-interest income	11,289	8,937	22,774	17,007
Total non-interest income	64,917	61,513	120,762	110,412
Non-interest Expense
Salaries and employee benefits	85,105	84,019	165,847	156,715
Net occupancy and equipment	16,813	17,366	33,720	33,626
Communication and delivery	3,281	3,578	6,340	6,744
Marketing and business development	3,142	4,187	6,644	7,743
Data processing	6,101	11,440	12,019	21,201
Professional services	4,939	5,966	8,719	12,832
Credit and other loan related expense	2,931	4,730	5,602	8,913
Insurance	4,449	4,238	8,633	7,788
Travel and entertainment	1,938	2,726	4,321	5,241
Other non-interest expense	10,805	14,959	25,111	25,559
Total non-interest expense	139,504	153,209	276,956	286,362
Income before income tax expense	76,300	45,191	141,191	81,396
Income tax expense	25,490	14,355	47,612	25,434
Net Income	50,810	30,836	93,579	55,962
Preferred stock dividends	(854)	—	(3,430)	—
Net Income Available to Common Shareholders	$49,956	$30,836	$90,149	$55,962

Income Available to Common Shareholders - Basic	$49,956	$30,836	$90,149	$55,962
Earnings Allocated to Unvested Restricted Stock	(540)	(355)	(1,003)	(675)
Earnings Allocated to Common Shareholders - Basic	$49,416	$30,481	$89,146	$55,287

Earnings per common share - Basic	$1.21	$0.79	$2.19	$1.54
Earnings per common share - Diluted	1.21	0.79	2.18	1.54
Cash dividends declared per common share	0.34	0.34	0.68	0.68
Comprehensive Income
Net Income	$50,810	$30,836	$93,579	$55,962
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $5,313, $6,246, $19,015 and $838, respectively)	9,867	(11,599)	35,314	(1,556)
Reclassification adjustment for gains included in net income (net of tax effects of $626, $316, $695 and $451, respectively)	(1,163)	(587)	(1,290)	(838)
Unrealized gains (losses) on securities, net of tax	8,704	(12,186)	34,024	(2,394)
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $1,252, $1,636, $3,475 and $1,636, respectively)	(2,328)	3,038	(6,455)	3,038
Reclassification adjustment for losses included in net income	—	—	—	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	(2,328)	3,038	(6,455)	3,038
Other comprehensive income, net of tax	6,376	(9,148)	27,569	644
Comprehensive Income	$57,186	$21,688	$121,148	$56,606

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Preferred Stock		Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	35,262,901	$35,263	$1,398,633	$496,573	$7,525	$(85,846)	$1,852,148
Net income	—	—	—	—	—	55,962	—	—	55,962
Other comprehensive income	—	—	—	—	—	—	644	—	644
Cash dividends declared, $0.68 per share	—	—	—	—	—	(26,961)	—	—	(26,961)
Reclassification of treasury stock under the LBCA (1)	—	—	(1,809,497)	(1,809)	(84,037)	—	—	85,846	—
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	189,435	189	1,800	—	—	—	1,989
Common stock issued for acquisitions	—	—	7,474,404	7,474	467,279	—	—	—	474,753
Share-based compensation cost	—	—	—	—	6,749	—	—	—	6,749
Balance, June 30, 2015	—	$—	41,117,243	$41,117	$1,790,424	$525,574	$8,169	$—	$2,365,284

Balance, December 31, 2015	8,000	$76,812	41,139,537	$41,140	$1,797,982	$584,486	$(1,585)	$—	$2,498,835
Net income	—	—	—	—	—	93,579	—	—	93,579
Other comprehensive income	—	—	—	—	—	—	27,569	—	27,569
Cash dividends declared, $0.68 per share	—	—	—	—	—	(28,016)	—	—	(28,016)
Preferred stock dividends	—	—	—	—	—	(3,430)	—	—	(3,430)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	101,802	102	(2,364)	—	—	—	(2,262)
Preferred stock issued	5,750	55,286	—	—	—	—	—	—	55,286
Common stock repurchases	—	—	(202,506)	(203)	(11,463)	—	—	—	(11,666)
Share-based compensation cost	—	—	—	—	7,702	—	—	—	7,702
Balance, June 30, 2016	13,750	$132,098	41,038,833	$41,039	$1,791,857	$646,619	$25,984	$—	$2,637,597

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

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$93,579	$55,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,115	8,243
Amortization of purchase accounting adjustments, net	(8,551)	(10,507)
Provision for loan losses	26,771	14,135
Share-based compensation cost - equity awards	7,702	6,749
Loss (gain) on sale of assets, net	3	(403)
Gain on sale of available for sale securities	(1,985)	(1,289)
Gain on sale of OREO, net	(4,711)	(1,980)
Amortization of premium/discount on securities, net	10,222	8,358
(Benefit) expense for deferred income taxes	(1,620)	2,407
Originations of mortgage loans held for sale	(1,227,825)	(1,179,016)
Proceeds from sales of mortgage loans held for sale	1,206,323	1,142,220
Realized and unrealized gains on mortgage loans held for sale, net	(45,563)	(34,072)
Tax benefit associated with share-based payment arrangements	(14)	(403)
Other operating activities, net	(11,814)	(6,298)
Net Cash Provided by Operating Activities	45,632	4,106
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	197,733	142,410
Proceeds from maturities, prepayments and calls of available for sale securities	215,115	258,571
Purchases of available for sale securities	(341,790)	(356,085)
Proceeds from maturities, prepayments and calls of held to maturity securities	5,603	15,016
Purchases of equity securities	(31,292)	(3,292)
Reimbursement of recoverable covered asset losses (to) from the FDIC	(4,234)	2,020
Increase in loans, net of loans acquired	(381,367)	(334,605)
Proceeds from sale of premises and equipment	1,188	468
Purchases of premises and equipment, net of premises and equipment acquired	(6,518)	(8,887)
Proceeds from disposition of OREO	20,365	26,463
Cash paid for additional investment in tax credit entities	(5,916)	(4,503)
Cash received in excess of cash paid for acquisitions	—	425,644
Other investing activities, net	(450)	4,758
Net Cash (Used in) Provided by Investing Activities	(331,563)	167,978
Cash Flows from Financing Activities
(Decrease) increase in deposits, net of deposits acquired	(316,483)	909,297
Net change in short-term borrowings, net of borrowings acquired	439,019	(578,966)
Proceeds from long-term debt	360,000	60,000
Repayments of long-term debt	(12,351)	(196,953)
Cash dividends paid on common stock	(28,006)	(24,354)
Cash dividends paid on preferred stock	(2,576)	—
Net share-based compensation stock transactions	(2,275)	1,669
Payments to repurchase common stock	(11,666)	—
Net proceeds from issuance of preferred stock	55,286	—
Tax benefit associated with share-based payment arrangements	14	403
Net Cash Provided by Financing Activities	480,962	171,096
Net Increase in Cash and Cash Equivalents	195,031	343,180
Cash and Cash Equivalents at Beginning of Period	510,267	548,095
Cash and Cash Equivalents at End of Period	$705,298	$891,275
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$3,910	$8,619
Common stock issued in acquisitions	$—	$474,753
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$30,244	$26,932
Income taxes, net	$54,453	$18,901

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
When we refer to the “Company,” “we,” “our,” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
Principles of Consolidation
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest under either the voting interest or variable interest model. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable interest entity ("VIE") is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in "other assets" in the Company’s consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with non-consolidated VIEs was approximately $162 million and $160 million at June 30, 2016 and December 31, 2015, respectively. The Company's maximum exposure to loss was equivalent to the carrying value of its investments and any related outstanding loans to the non-consolidated VIEs.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, valuation of and accounting for acquired loans, goodwill and other intangibles, income taxes, and fair value estimates.

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within the states of Louisiana, Florida, Arkansas, Alabama, Texas, Tennessee and Georgia. The Company’s lending activity is concentrated in its market areas in those states. The Company has emphasized originations of commercial loans and private banking loans, defined as loans to larger consumer clients. Concentrations in commercial real estate have increased as a result of the Company's recent acquisitions of CRE-focused banks. Repayments on loans are expected to come from cash flows of the borrower and/or guarantor. Losses on secured loans are limited by the value of the collateral upon default of the borrowers and guarantor support. The Company does not have any significant concentrations to any one industry or customer.

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
The Company adopted the amendment prospectively on all arrangements entered into or materially modified beginning January 1, 2016, on an individual arrangement basis. The impact of adoption has not been material to the Company’s consolidated financial statements.
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
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements, including whether to adopt any practical expedients or policy elections from this ASU. The Company is not expecting to early adopt the ASU.

ASU No. 2016-08 and ASU No. 2016-10
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve implementation guidance on principal versus agency considerations within Topic 606. The amendments clarify the following:

•	How an entity could be both principal and agent in a contract with a customer that includes more than one specified good or service;

•	How an entity determines the nature of its promise (to provide each specified good or service);

•	How control over the good or service, prior to transfer to the customer, determines the assessment of principal or agency for each specified good or service in the contract; and

•
How the indicators that an entity is the principal within the implementation guidance of Topic 606 support or assist in the assessment of control as one or more indicators may be more or less persuasive than others.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to improve implementation guidance on identifying performance obligations and licensing aspects of Topic 606. Only a few of the amendments may potentially impact the Company. These amendments are as follows:

•	When identifying performance obligations, whether it is necessary to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract; and

•	Determining whether promised goods and services are separately identifiable (that is, distinct within the context of the contract).
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
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements. The Company is not expecting to early adopt the ASU.
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments will require recognition of excess tax benefits and deficiencies associated with awards which vest or settle within income tax expense or benefit in the statement of comprehensive income, with the tax effects treated as discrete items in the reporting period in which they occur. The ASU further requires entities to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. In addition, excess tax benefits will be classified as an operating activity rather than as a financing activity in the statement of cash flows. This will eliminate the current APIC pool concept.
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
The Company expects to elect an accounting policy to account for forfeitures as they occur upon adoption. Based on the Company's current stock valuation, it does not anticipate a significant impact to the Company's consolidated financial statements at adoption.

ASU No. 2016-12
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to improve implementation guidance on certain narrow aspects of Topic 606. The amendments in this ASU:

•	Clarify how an entity assesses the collectability criterion in Step 1 of Topic 606;

•	Permit, as an accounting policy election, entities to exclude from the transaction price amounts collected from customers for all sales (and other similar) taxes;

•	Specify the measurement date of noncash consideration as the date of contract inception;

•	Clarify when a contract is considered completed for purposes of transition of Topic 606; and

•
Clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted.

The amendments in ASU No. 2016-12 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements. The Company is not expecting to early adopt the ASU.
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The model is generally referred to as current expected credit losses (“CECL”). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may also be grouped together when estimating the ECL.
The ASU also amends the current AFS security impairment model for debt securities. The new model will require an estimate of ECL when the fair value is below the amortized cost of the asset through the use of an allowance to record estimated credit losses (and subsequent recoveries). The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. Non-credit related losses will continue to be recognized through OCI.
In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination (“PCD” model). The initial estimate of expected credit losses for a PCD would be recognized through an ALL with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition. Subsequently, the accounting will follow the applicable CECL or AFS debt security impairment model with all adjustments of the ALL recognized through earnings.
The ASU permits entities to use practical expedients to measure ECL for collateral dependent financial assets and financial assets for which the borrower must continually adjust the amount of securing collateral (e.g., repurchase agreements).
ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods. The amendments arising from the CECL and PCD models will be applied through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which OTTI had been recognized before the effective date. Amounts previously recognized in AOCI as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received.
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
During the first quarter of 2016, the Company finalized the purchase price allocations related to the Florida Bank Group and Old Florida acquisitions. During the second quarter of 2016, the Company finalized the purchase price allocation related to the Georgia Commerce acquisition. The year-to-date impact of these adjustments was a $2.3 million increase to goodwill, with an offsetting decrease to net deferred tax assets.

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

(2)
The amount represents the adjustment of the book value of Florida Bank Group's loans to their estimated fair values based on acquisition date interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

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

(8)
The amount represents the adjustment of the book value of Florida Bank Group’s borrowings to their estimated fair value based on acquisition date interest rates and the credit characteristics inherent in the liability.

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
Explanation of certain fair value adjustments:

(1)
The amount represents the adjustment of the book value of Old Florida's loans to their estimated fair values based on acquisition date interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(2)	The adjustment represents the adjustment of Old Florida's OREO to its estimated fair value less costs to sell on the date of acquisition.

(3)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(4)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Old Florida acquired assets and assumed liabilities.

(5)	The amount represents the adjustment of the book value of Old Florida’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(6)	The amount represents the adjustment of the book value of Old Florida's time deposits to their estimated fair values on the date of acquisition.

(7)	The adjustment is necessary to record Old Florida's rent liability at fair value.

Acquisition of Georgia Commerce Bancshares, Inc

(Dollars in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	2,882,357	$185,249
Total equity consideration		185,249
Non-Equity consideration
Cash		5,015
Total consideration paid		190,264
Fair value of net assets assumed including identifiable intangible assets		103,569
Goodwill		$86,695

(Dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by the Company
Assets
Cash and cash equivalents	$51,059	$—		$51,059
Investment securities	135,710	(807)	(1)	134,903
Loans held for sale	1,249	—		1,249
Loans	807,726	(15,607)	(2)	792,119
Other real estate owned	9,795	(4,207)	(3)	5,588
Core deposit intangible	—	6,720	(4)	6,720
Deferred tax asset, net	3,603	5,452	(5)	9,055
Other assets	28,956	(657)	(6)	28,299
Total Assets	$1,038,098	$(9,106)		$1,028,992
Liabilities
Interest-bearing deposits	658,133	176	(7)	658,309
Non-interest-bearing deposits	249,739	—		249,739
Borrowings	13,204	—		13,204
Other liabilities	4,171	—		4,171
Total Liabilities	$925,247	$176		$925,423

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Georgia Commerce’s investments to their estimated fair value on the date of acquisition.

(2)
The amount represents the adjustment of the book value of Georgia Commerce's loans to their estimated fair value based on acquisition date interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The adjustment represents the adjustment of Georgia Commerce's OREO to its estimated fair value less costs to sell on the date of acquisition.

(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(5)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Georgia Commerce acquired assets and assumed liabilities.

(6)	The amount represents the adjustment of the book value of Georgia Commerce’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(7)	The amount represents the adjustment of the book value of Georgia Commerce's time deposits to their estimated fair values at the date of acquisition.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$218,151	$3,642	$—	$221,793
Obligations of states and political subdivisions	232,591	9,608	—	242,199
Mortgage-backed securities	2,190,563	35,460	(792)	2,225,231
Other securities	85,510	1,351	(69)	86,792
Total securities available for sale	$2,726,815	$50,061	$(861)	$2,776,015
Securities held to maturity:
Obligations of states and political subdivisions	$65,838	$3,208	$—	$69,046
Mortgage-backed securities	27,066	347	(220)	27,193
Total securities held to maturity	$92,904	$3,555	$(220)	$96,239

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$252,514	$1,161	$(1,592)	$252,083
Obligations of states and political subdivisions	182,541	5,429	(9)	187,961
Mortgage-backed securities	2,272,879	8,457	(16,523)	2,264,813
Other securities	95,496	430	(497)	95,429
Total securities available for sale	$2,803,430	$15,477	$(18,621)	$2,800,286
Securities held to maturity:
Obligations of states and political subdivisions	$69,979	$2,803	$(101)	$72,681
Mortgage-backed securities	28,949	107	(776)	28,280
Total securities held to maturity	$98,928	$2,910	$(877)	$100,961
Securities with carrying values of $1.3 billion and $1.4 billion were pledged to secure public deposits and other borrowings at June 30, 2016 and December 31, 2015, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	June 30, 2016
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$(259)	$41,403	$(533)	$94,658	$(792)	$136,061
Other securities	(38)	10,998	(31)	6,708	(69)	17,706
Total securities available for sale	$(297)	$52,401	$(564)	$101,366	$(861)	$153,767
Securities held to maturity:
Mortgage-backed securities	$—	$—	$(220)	$15,743	$(220)	$15,743
Total securities held to maturity	$—	$—	$(220)	$15,743	$(220)	$15,743

	December 31, 2015
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(1,214)	$177,839	$(378)	$28,116	$(1,592)	$205,955
Obligations of states and political subdivisions	(9)	5,765	—	—	(9)	5,765
Mortgage-backed securities	(11,737)	1,279,914	(4,786)	185,215	(16,523)	1,465,129
Other securities	(488)	51,975	(9)	499	(497)	52,474
Total securities available for sale	$(13,448)	$1,515,493	$(5,173)	$213,830	$(18,621)	$1,729,323
Securities held to maturity:
Obligations of states and political subdivisions	$(9)	$1,999	$(92)	$4,162	$(101)	$6,161
Mortgage-backed securities	(45)	3,530	(731)	17,573	(776)	21,103
Total securities held to maturity	$(54)	$5,529	$(823)	$21,735	$(877)	$27,264

The Company assessed the nature of the losses in its portfolio as of June 30, 2016 and December 31, 2015 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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
Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the

Company’s analysis, no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at June 30, 2016 or December 31, 2015.
At June 30, 2016, 45 debt securities had unrealized losses of 0.63% of the securities’ amortized cost basis. At December 31, 2015, 252 debt securities had unrealized losses of 1.10% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at June 30, 2016 and December 31, 2015 is presented in the following table.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	30	40
Issued by political subdivisions	—	2
Other	3	1
	33	43
Amortized cost basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$111,154	$236,800
Issued by political subdivisions	—	4,253
Other	6,739	508
	$117,893	$241,561
Unrealized loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$753	$5,895
Issued by political subdivisions	—	92
Other	31	9
	$784	$5,996
The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by S&P and Aaa by Moody’s.
The amortized cost and estimated fair value of investment securities by maturity at June 30, 2016 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
(Dollars in thousands)
Within one year or less	2.36%	$12,975	$13,093	2.63%	$1,026	$1,036
One through five years	1.63%	279,112	283,824	2.87%	12,146	12,504
After five through ten years	2.31%	556,517	574,992	3.02%	16,603	17,511
Over ten years	2.10%	1,878,211	1,904,106	3.01%	63,129	65,188
	2.10%	$2,726,815	$2,776,015	2.99%	$92,904	$96,239

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Realized gains	$2,473	$955	$2,935	$1,362
Realized losses	(684)	(52)	(950)	(73)
	$1,789	$903	$1,985	$1,289
In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.
Other Equity Securities
The Company included the following securities, accounted for at amortized cost, which approximates fair value, in “other assets” on the consolidated balance sheets:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Federal Home Loan Bank (FHLB) stock	$47,380	$16,265
Federal Reserve Bank (FRB) stock	48,584	48,584
Other investments	1,158	1,159
	$97,122	$66,008

NOTE 5 – LOANS
Loans consist of the following, segregated into legacy and acquired loans, for the periods indicated:

	June 30, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$5,097,689	$1,374,312	$6,472,001
Commercial and industrial	3,027,590	408,219	3,435,809
Energy-related	659,510	2,524	662,034
	8,784,789	1,785,055	10,569,844

Residential mortgage loans:	794,701	454,361	1,249,062

Consumer and other loans:
Home equity	1,695,113	434,699	2,129,812
Indirect automobile	182,199	24	182,223
Other	528,047	63,573	591,620
	2,405,359	498,296	2,903,655
Total	$11,984,849	$2,737,712	$14,722,561

	December 31, 2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$4,504,062	$1,569,449	$6,073,511
Commercial and industrial	2,952,102	492,476	3,444,578
Energy-related	677,177	3,589	680,766
	8,133,341	2,065,514	10,198,855

Residential mortgage loans:	694,023	501,296	1,195,319

Consumer and other loans:
Home equity	1,575,643	490,524	2,066,167
Indirect automobile	246,214	84	246,298
Other	541,299	79,490	620,789
	2,363,156	570,098	2,933,254
Total	$11,190,520	$3,136,908	$14,327,428

Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate that were acquired through these transactions were covered by loss share agreements between the FDIC and IBERIABANK, which afforded IBERIABANK loss protection. Covered loans, which are included in acquired loans in the tables above, were $211.4 million and $229.2 million at June 30, 2016 and December 31, 2015, respectively, of which $177.9 million and $191.7 million, respectively, were residential mortgage and home equity loans. Refer to Note 7 for additional information regarding the Company’s loss sharing agreements.

Net deferred loan origination fees were $21.6 million and $18.7 million at June 30, 2016 and December 31, 2015, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At June 30, 2016 and December 31, 2015, overdrafts of $3.9 million and $5.1 million, respectively, have been reclassified to loans.

Loans with carrying values of $4.1 billion and $3.9 billion were pledged as collateral for borrowings at June 30, 2016 and December 31, 2015, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans as of June 30, 2016 and December 31, 2015. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s loans between loans originated by the Company (“legacy loans”) and acquired loans.

	June 30, 2016
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	> 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$4	$55	$26	$85	$695,124	$695,209	$—
Commercial real estate - Other	12,558	316	3,657	16,531	4,385,949	4,402,480	8
Commercial and industrial	3,233	11,588	9,616	24,437	3,003,153	3,027,590	—
Energy-related	3,055	—	60,766	63,821	595,689	659,510	—
Residential mortgage	1,367	2,178	13,062	16,607	778,094	794,701	239
Consumer - Home equity	4,011	1,038	5,591	10,640	1,684,473	1,695,113	—
Consumer - Indirect automobile	2,749	381	1,372	4,502	177,697	182,199	—
Consumer - Credit card	249	119	532	900	77,144	78,044	—
Consumer - Other	2,207	798	827	3,832	446,171	450,003	106
Total	$29,433	$16,473	$95,449	$141,355	$11,843,494	$11,984,849	$353

	December 31, 2015
	Legacy loans
						Total Legacy Loans, Net of Unearned Income	> 90 days and Accruing
	Past Due (1)
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$801	$—	$120	$921	$635,560	$636,481	$—
Commercial real estate - Other	2,687	793	15,517	18,997	3,848,584	3,867,581	95
Commercial and industrial	1,208	739	6,746	8,693	2,943,409	2,952,102	87
Energy-related	15	—	7,081	7,096	670,081	677,177	—
Residential mortgage	1,075	2,485	14,116	17,676	676,347	694,023	442
Consumer - Home equity	3,549	870	5,628	10,047	1,565,596	1,575,643	—
Consumer - Indirect automobile	2,187	518	1,181	3,886	242,328	246,214	—
Consumer - Credit card	394	113	394	901	76,360	77,261	—
Consumer - Other	1,923	752	769	3,444	460,594	464,038	—
Total	$13,839	$6,270	$51,552	$71,661	$11,118,859	$11,190,520	$624

(1)
Past due loans greater than 90 days include all loans on non-accrual status, regardless of past due status, as of the period indicated. Non-accrual loans are presented separately in the “Non-accrual Loans” section below.

	June 30, 2016
	Acquired loans
	Past Due (1)					Discount/Premium	Total Acquired Loans, Net of Unearned Income	> 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$184	$—	$4,254	$4,438	$91,715	$11,243	$107,396	$4,254
Commercial real estate - Other	1,855	730	38,947	41,532	1,276,868	(51,484)	1,266,916	36,932
Commercial and industrial	2,707	719	3,454	6,880	414,406	(13,067)	408,219	1,840
Energy-related	—	—	48	48	2,512	(36)	2,524	—
Residential mortgage	101	3,304	20,316	23,721	464,518	(33,878)	454,361	19,580
Consumer - Home equity	2,408	368	11,686	14,462	446,532	(26,295)	434,699	9,707
Consumer - Indirect automobile	—	—	2	2	23	(1)	24	2
Consumer - Credit Card	—	—	20	20	488	—	508	20
Consumer - Other	428	142	716	1,286	62,507	(728)	63,065	466
Total	$7,683	$5,263	$79,443	$92,389	$2,759,569	$(114,246)	$2,737,712	$72,801

	December 31, 2015
	Acquired loans
	Past Due (1)					Discount/Premium	Total Acquired Loans, Net of Unearned Income	> 90 days and Accruing
(Dollars in thousands)	30-59 days	60-89 days	> 90 days	Total	Current
Commercial real estate - Construction	$216	$117	$6,994	$7,327	$107,992	$10,107	$125,426	$6,994
Commercial real estate - Other	4,295	2,024	53,558	59,877	1,447,441	(63,295)	1,444,023	52,067
Commercial and industrial	1,016	1,276	6,829	9,121	490,255	(6,900)	492,476	5,674
Energy-related	—	—	1,368	1,368	2,221	—	3,589	1,198
Residential mortgage	73	1,806	22,873	24,752	506,103	(29,559)	501,296	21,765
Consumer - Home equity	2,859	997	12,525	16,381	503,635	(29,492)	490,524	11,234
Consumer - Indirect automobile	—	—	12	12	72	—	84	12
Consumer - Credit Card	—	—	17	17	565	—	582	17
Consumer - Other	580	211	667	1,458	79,167	(1,717)	78,908	461
Total	$9,039	$6,431	$104,843	$120,313	$3,137,451	$(120,856)	$3,136,908	$99,422

(1)	Past due information presents acquired loans at the gross loan balance, prior to application of discounts.

Non-accrual Loans
The following table provides the recorded investment of legacy loans on non-accrual status at the periods indicated.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate - Construction	$26	$120
Commercial real estate - Other	3,649	15,422
Commercial and industrial	9,616	6,659
Energy-related	60,766	7,081
Residential mortgage	12,823	13,674
Consumer - Home equity	5,591	5,628
Consumer - Indirect automobile	1,372	1,181
Consumer - Credit card	532	394
Consumer - Other	721	769
Total	$95,096	$50,928

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

(Dollars in thousands)
Contractually required principal and interest at acquisition	$2,384,114
Expected losses and foregone interest	(15,539)
Cash flows expected to be collected at acquisition	2,368,575
Fair value of acquired loans at acquisition	$2,105,466

(Dollars in thousands)	Acquired Impaired Loans
Contractually required principal and interest at acquisition	$76,445
Non-accretable difference (expected losses and foregone interest)	(11,867)
Cash flows expected to be collected at acquisition	64,578
Accretable yield	(6,823)
Basis in acquired loans at acquisition	$57,755
The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the six months ended June 30:

(Dollars in thousands)	2016	2015
Balance at beginning of period	$227,502	$287,651
Acquisition	—	4,592
Transfers from non-accretable difference to accretable yield	4,425	5,006
Accretion	(36,256)	(41,836)
Changes in expected cash flows not affecting non-accretable differences (1)	8,949	2,288
Balance at end of period	$204,620	$257,701

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings (“TDRs”) at June 30, 2016 and 2015 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include covered loans, as well as certain acquired loans are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and certain acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

TDRs totaling $165.3 million and $29.6 million occurred during the six-month periods ended June 30, 2016 and June 30, 2015, respectively, through modification of the original loan terms. The following table provides information on how the TDRs were modified during the six months ended June 30:

(Dollars in thousands)	2016	2015
Extended maturities	$57,533	$4,413
Maturity and interest rate adjustment	31,048	19,857
Forbearance	38,367	—
Movement to or extension of interest-rate only payments	440	—
Interest rate adjustment	134	—
Other concession(s) (1)	37,761	5,367
Total	$165,283	$29,637
(1) Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $165.3 million of TDRs occurring during the six-month period ended June 30, 2016, $126.6 million are on accrual status and $38.7 million are on non-accrual status. Of the $29.6 million of TDRs occurring during the six-month period ended June 30, 2015, $14.3 million were on accrual status and $15.2 million were on non-accrual status at June 30, 2015.

The following table presents the end of period balance for loans modified in a TDR during the six-month periods ended June 30:

	2016			2015
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	16	$12,613	$11,825	6	$7,815	$7,762
Commercial and industrial	28	24,018	23,632	17	18,678	18,441
Energy-related	25	110,443	119,890	1	3,434	3,434
Residential mortgage	25	4,733	4,692	—	—	—
Consumer - Home Equity	57	3,928	3,916	—	—	—
Consumer - Other	85	1,386	1,328	—	—	—
Total	236	$157,121	$165,283	24	$29,927	$29,637

Information detailing TDRs which defaulted during the six-month periods ended June 30, 2016 and 2015, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	June 30, 2016		June 30, 2015
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	8	$1,377	3	$5,780
Commercial and industrial	8	3,273	12	12,445
Energy-related	1	2,250	1	3,434
Residential mortgage	7	536	—	—
Consumer - Home Equity	24	1,608	—	—
Consumer - Other	67	598	—	—
Total	115	$9,642	16	$21,659

NOTE 6– ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the six months ended June 30 is as follows:

	2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	28,390	(2,416)	25,974
Adjustment attributable to FDIC loss share arrangements	—	797	797
Net provision for loan losses	28,390	(1,619)	26,771
Adjustment attributable to FDIC loss share arrangements	—	(797)	(797)
Transfer of balance to OREO and other	—	(967)	(967)
Loans charged-off	(17,359)	(1,196)	(18,555)
Recoveries	2,022	600	2,622
Allowance for loan losses at end of period	$106,861	$40,591	$147,452

Reserve for unfunded commitments at beginning of period	14,145	—	14,145
Provision for (Reversal of) unfunded lending commitments	(319)	—	(319)
Reserve for unfunded commitments at end of period	$13,826	$—	$13,826
Allowance for credit losses at end of period	$120,687	$40,591	$161,278

	2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$76,174	$53,957	$130,131
Provision for loan losses before benefit attributable to FDIC loss share agreements	12,631	661	13,292
Adjustment attributable to FDIC loss share arrangements	—	843	843
Net provision for loan losses	12,631	1,504	14,135
Adjustment attributable to FDIC loss share arrangements	—	(843)	(843)
Transfer of balance to OREO and other	—	(9,765)	(9,765)
Loans charged-off	(7,114)	(665)	(7,779)
Recoveries	2,032	238	2,270
Allowance for loan losses at end of period	$83,723	$44,426	$128,149

Reserve for unfunded commitments at beginning of period	11,801	—	11,801
Provision for unfunded lending commitments	1,443	—	1,443
Reserve for unfunded commitments at end of period	$13,244	$—	$13,244
Allowance for credit losses at end of period	$96,967	$44,426	$141,393

A summary of changes in the allowance for credit losses for legacy loans, by loan portfolio type, for the six months ended June 30 is as follows:

	2016
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$24,658	$23,283	$23,863	$3,947	$18,057	$93,808
Provision for (Reversal of) loan losses	(715)	5,874	16,819	264	6,148	28,390
Loans charged off	(1,549)	(1,154)	(7,715)	(173)	(6,768)	(17,359)
Recoveries	644	35	—	27	1,316	2,022
Allowance for loan losses at end of period	$23,038	$28,038	$32,967	$4,065	$18,753	$106,861

Reserve for unfunded commitments at beginning of period	$4,160	$3,448	$2,665	$830	$3,042	$14,145
Provision for (Reversal of) unfunded commitments	(26)	(60)	(442)	(23)	232	(319)
Reserve for unfunded commitments at end of period	$4,134	$3,388	$2,223	$807	$3,274	$13,826
Allowance on loans individually evaluated for impairment	$691	$969	$11,925	$100	$800	$14,485
Allowance on loans collectively evaluated for impairment	22,347	27,069	21,042	3,965	17,953	92,376
Loans, net of unearned income:
Balance at end of period	$5,097,689	$3,027,590	$659,510	$794,701	$2,405,359	$11,984,849
Balance at end of period individually evaluated for impairment	26,152	34,298	148,317	3,451	9,140	221,358
Balance at end of period collectively evaluated for impairment	5,071,537	2,993,292	511,193	791,250	2,396,219	11,763,491

	2015
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$26,752	$24,455	$5,949	$2,678	$16,340	$76,174
Provision for (Reversal of) loan losses	(1,572)	1,680	6,147	1,551	4,825	12,631
Loans charged off	(249)	(890)	—	(168)	(5,807)	(7,114)
Recoveries	246	69	—	34	1,683	2,032
Allowance for loan losses at end of period	$25,177	$25,314	$12,096	$4,095	$17,041	$83,723

Reserve for unfunded commitments at beginning of period	$3,370	$3,733	$1,596	$168	$2,934	$11,801
Provision for (Reversal of) unfunded commitments	(17)	(428)	1,308	705	(125)	1,443
Reserve for unfunded commitments at end of period	$3,353	$3,305	$2,904	$873	$2,809	$13,244
Allowance on loans individually evaluated for impairment	$154	$1,287	$—	$—	$—	$1,441
Allowance on loans collectively evaluated for impairment	25,023	24,027	12,096	4,095	17,041	82,282
Loans, net of unearned income:
Balance at end of period	$4,105,592	$2,650,799	$782,312	$616,497	$2,240,353	$10,395,553
Balance at end of period individually evaluated for impairment	19,115	15,400	—	—	229	34,744
Balance at end of period collectively evaluated for impairment	4,086,477	2,635,399	782,312	616,497	2,240,124	10,360,809

A summary of changes in the allowance for credit losses for acquired loans, by loan portfolio type, for the six months ended June 30 is as follows:

	2016
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$25,979	$2,819	$125	$7,841	$7,806	$44,570
Provision for (Reversal of) loan losses	(1,804)	350	(52)	896	(1,009)	(1,619)
Increase (Decrease) in FDIC loss share receivable	45	(28)	—	(562)	(252)	(797)
Transfer of balance to OREO and other	(880)	323	—	22	(432)	(967)
Loans charged off	(31)	(700)	—	—	(465)	(1,196)
Recoveries	85	112	—	29	374	600
Allowance for loan losses at end of period	$23,394	$2,876	$73	$8,226	$6,022	$40,591
Allowance on loans individually evaluated for impairment	$—	$22	$—	$2	$44	$68
Allowance on loans collectively evaluated for impairment	23,394	2,854	73	8,224	5,978	40,523
Loans, net of unearned income:
Balance at end of period	$1,374,312	$408,219	$2,524	$454,361	$498,296	$2,737,712
Balance at end of period individually evaluated for impairment	1,145	2,075	—	245	4,412	7,877
Balance at end of period collectively evaluated for impairment	1,038,737	368,283	2,524	321,879	386,080	2,117,503
Balance at end of period acquired with deteriorated credit quality	334,430	37,861	—	132,237	107,804	612,332

	2015
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loans losses at beginning of period	$29,949	$3,265	$51	$6,484	$14,208	$53,957
Provision for (Reversal of) loan losses	1,142	(395)	30	887	(160)	1,504
(Decrease) Increase in FDIC loss share receivable	773	—	—	(66)	(1,550)	(843)
Transfer of balance to OREO and other	(6,331)	(276)	—	(312)	(2,846)	(9,765)
Loans charged off	—	—	—	(59)	(606)	(665)
Recoveries	—	—	—	—	238	238
Allowance for loans losses at end of period	$25,533	$2,594	$81	$6,934	$9,284	$44,426
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$3	$3
Allowance on loans collectively evaluated for impairment	25,533	2,594	81	6,934	9,281	44,423
Loans, net of unearned income:
Balance at end of period	$1,748,159	$566,107	$5,256	$553,111	$682,377	$3,555,010
Balance at end of period individually evaluated for impairment	—	270	—	—	456	726
Balance at end of period collectively evaluated for impairment	1,294,062	512,889	5,256	410,792	549,070	2,772,069
Balance at end of period acquired with deteriorated credit quality	454,097	52,948	—	142,319	132,851	782,215

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
The Company’s investment in loans by credit quality indicator is presented in the following tables. The tables below further segregate the Company’s loans between loans that were originated by the Company (legacy loans) and acquired loans. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of June 30, 2016 and December 31, 2015. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at June 30, 2016 and December 31, 2015.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	Legacy loans
	June 30, 2016						December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Loss	Total	Pass	Special Mention	Sub-standard	Doubtful	Loss	Total
Commercial real estate - Construction	$695,025	$158	$26	$—	$—	$695,209	$634,889	$160	$1,432	$—	$—	$636,481
Commercial real estate - Other	4,344,218	20,213	37,735	314	—	4,402,480	3,806,528	21,877	37,001	2,175	—	3,867,581
Commercial and industrial	2,935,529	31,333	57,904	2,824	—	3,027,590	2,911,396	14,826	19,888	5,992	—	2,952,102
Energy-related	346,355	69,344	235,995	7,816	—	659,510	531,657	67,937	74,272	3,311	—	677,177
Total	$8,321,127	$121,048	$331,660	$10,954	$—	$8,784,789	$7,884,470	$104,800	$132,593	$11,478	$—	$8,133,341

	Legacy loans
	June 30, 2016			December 31, 2015
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$778,094	$16,607	$794,701	$676,347	$17,676	$694,023
Consumer - Home equity	1,684,473	10,640	1,695,113	1,565,596	10,047	1,575,643
Consumer - Indirect automobile	177,697	4,502	182,199	242,328	3,886	246,214
Consumer - Credit card	77,144	900	78,044	76,360	901	77,261
Consumer - Other	446,171	3,832	450,003	460,594	3,444	464,038
Total	$3,163,579	$36,481	$3,200,060	$3,021,225	$35,954	$3,057,179

	Acquired loans
	June 30, 2016							December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Loss	Discount	Total	Pass	Special Mention	Sub- standard	Doubtful	Loss	Discount	Total
Commercial real estate-Construction	$91,301	$144	$3,964	$744	$—	$11,243	$107,396	$104,064	$1,681	$8,803	$771	$—	$10,107	$125,426
Commercial real estate - Other	1,241,282	25,260	48,040	3,818	—	(51,484)	1,266,916	1,395,884	26,080	79,119	6,124	111	(63,295)	1,444,023
Commercial and industrial	404,046	2,438	14,213	589	—	(13,067)	408,219	473,241	8,376	16,510	1,206	43	(6,900)	492,476
Energy-related	2,512	—	48	—	—	(36)	2,524	2,166	55	170	1,198	—	—	3,589
Total	$1,739,141	$27,842	$66,265	$5,151	$—	$(53,344)	$1,785,055	$1,975,355	$36,192	$104,602	$9,299	$154	$(60,088)	$2,065,514

	Acquired loans
	June 30, 2016				December 31, 2015
(Dollars in thousands)	Current	30+ Days Past Due	Premium (discount)	Total	Current	30+ Days Past Due	Premium (discount)	Total
Residential mortgage	$464,518	$23,721	$(33,878)	$454,361	$506,103	$24,752	$(29,559)	$501,296
Consumer - Home equity	446,532	14,462	(26,295)	434,699	503,635	16,381	(29,492)	490,524
Consumer - Indirect automobile	23	2	(1)	24	72	12	—	84
Consumer - Other	62,995	1,306	(728)	63,573	79,732	1,475	(1,717)	79,490
Total	$974,068	$39,491	$(60,902)	$952,657	$1,089,542	$42,620	$(60,768)	$1,071,394

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

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$16,362	$15,492	$—	$17,002	$16,145	$—
Commercial business	32,292	32,177	—	14,571	14,340	—
Energy-related	116,226	116,160	—	—	—	—
Residential mortgage	825	825	—	—	—	—
Consumer - Home equity	—	—	—	730	730	—
Consumer -Other	—	—	—	66	66	—

With an allowance recorded:
Commercial real estate	20,075	11,580	(696)	21,377	13,753	(1,253)
Commercial and industrial	4,331	3,017	(981)	7,422	6,262	(277)
Energy-related	40,233	32,314	(11,926)	13,474	13,444	(2,125)
Residential mortgage	16,418	15,169	(151)	14,806	13,743	(64)
Consumer - Home equity	13,739	12,446	(697)	9,486	8,559	(363)
Consumer - Indirect automobile	2,551	1,556	(109)	1,955	1,181	(10)
Consumer - Credit card	533	533	(11)	394	394	(8)
Consumer - Other	2,031	1,720	(38)	1,450	899	(23)
Total	$265,616	$242,989	$(14,609)	$102,733	$89,516	$(4,123)
Total commercial loans	$229,519	$210,740	$(13,603)	$73,846	$63,944	$(3,655)
Total mortgage loans	17,243	15,994	(151)	14,806	13,743	(64)
Total consumer loans	18,854	16,255	(855)	14,081	11,829	(404)

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,494	$143	$16,361	$5	$15,569	$278	$16,417	$15
Commercial and industrial	36,212	467	13,715	14	41,074	947	13,924	44
Energy-related	106,692	912	—	—	102,364	1,857	—	—
Residential mortgage	825	10	—	—	825	19	—	—
Consumer - Home equity	—	—	230	—	—	—	233	—
With an allowance recorded:
Commercial real estate	16,492	85	5,316	16	19,749	173	5,034	37
Commercial and industrial	3,112	33	14,354	133	3,945	162	14,675	362
Energy-related	15,804	12	3,457	54	12,619	51	3,457	88
Residential mortgage	15,388	40	15,721	—	15,529	92	15,927	16
Consumer - Home equity	11,831	84	9,497	—	11,719	169	9,680	8
Consumer - Indirect automobile	1,831	17	1,691	—	2,001	45	1,792	13
Consumer - Credit card	461	—	1,199	—	457	—	1,196	—
Consumer - Other	1,696	28	1,294	—	1,600	54	1,334	10
Total	$225,838	$1,831	$82,835	$222	227,451	3,847	$83,669	$593
Total commercial loans	$193,806	$1,652	$53,203	$222	$195,320	$3,468	$53,507	$546
Total mortgage loans	16,213	50	15,721	—	16,354	111	15,927	16
Total consumer loans	15,819	129	13,911	—	15,777	268	14,235	31

As of June 30, 2016 and December 31, 2015, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLES
Loss Sharing Agreements
Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate acquired through these transactions are subject to loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection.
During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for the six acquisitions, and 95% of losses that exceed contractual thresholds for three acquisitions. The reimbursable loss periods, excluding single family residential assets, ended in 2014 for three acquisitions, ended during 2015 for one acquisition and will end during the third quarter of 2016 for two acquisitions. The reimbursable loss period for single family residential assets will end in 2019 for three acquisitions, in 2020 for one acquisition, and in 2021 for two acquisitions. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC, future impairments may be required.
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
The following is a summary of the year-to-date activity for the FDIC loss share receivables:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$39,878	$69,627
Reversal of loan loss provision recorded on FDIC covered loans	(797)	(843)
Amortization	(8,549)	(13,411)
Submission of reimbursable losses to the FDIC	(1,287)	(3,243)
Changes in cash flow assumptions on OREO and other adjustments	(21)	(1,678)
Balance at end of period	$29,224	$50,452
FDIC loss share receivables collectibility assessment
The Company assesses the FDIC loss share receivables for collectibility on a quarterly basis. Based on the collectibility analysis completed as of June 30, 2016, the Company concluded that the $29.2 million FDIC loss share receivable is fully collectible as of June 30, 2016.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the six months ended June 30, 2016, and the year ended December 31, 2015 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2014	$489,183	$23,178	$5,165	$517,526
Goodwill acquired during the year	207,077	—	—	207,077
Balance, December 31, 2015	$696,260	$23,178	$5,165	$724,603
Goodwill adjustments during the period	2,253	—	—	2,253
Balance, June 30, 2016	$698,513	$23,178	$5,165	$726,856
The goodwill adjustments during the first six months of 2016 are the result of updates to preliminary fair value estimates related to the 2015 acquisitions of Florida Bank Group, Old Florida, and Georgia Commerce, during the respective measurement periods. See Note 3 for further information on these acquisitions.
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

Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$6,131	$(2,710)	$3,421	$6,104	$(2,320)	$3,784
Title Plant
The Company held title plant assets recorded in "other assets" on the Company's consolidated balance sheets totaling $6.7 million at both June 30, 2016 and December 31, 2015. No events or changes in circumstances occurred during the six months ended June 30, 2016 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in “other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Core deposit intangibles	$74,001	$(48,074)	$25,927	$74,001	$(43,957)	$30,044
Customer relationship intangible asset	1,348	(962)	386	1,348	(984)	364
Non-compete agreement	61	(12)	49	100	(79)	21
Other intangible assets	—	—	—	205	(114)	91
Total	$75,410	$(49,048)	$26,362	$75,654	$(45,134)	$30,520

NOTE 9 –DERIVATIVE INSTRUMENTS AND OTHER HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivatives used by the Company include interest rate swap agreements, foreign exchange contracts, interest rate lock commitments, forward sales commitments, and written and purchased options. All derivative instruments are recognized on the consolidated balance sheets as "other assets" or "other liabilities" at fair value, as required by ASC Topic 815, Derivatives and Hedging.
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

Information pertaining to outstanding derivative instruments is as follows:

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
(Dollars in thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$58	Other liabilities	$9,872	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$58		$9,872	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$43,569	$18,077	Other liabilities	$43,569	$18,077
Foreign exchange contracts	Other assets	10	156	Other liabilities	—	134
Forward sales contracts	Other assets	51	1,588	Other liabilities	4,322	474
Written and purchased options	Other assets	17,968	10,607	Other liabilities	7,144	6,254
Total derivatives not designated as hedging instruments under ASC Topic 815		61,598	30,428		55,035	24,939
Total		$61,598	$30,486		$64,907	$24,939

	Asset Derivatives Notional Amount		Liability Derivatives Notional Amount
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$108,500	$108,500	$—
Total derivatives designated as hedging instruments under ASC Topic 815	$—	$108,500	$108,500	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$825,745	$590,334	$825,745	$590,334
Foreign exchange contracts	1,994	4,392	1,994	4,392
Forward sales contracts	15,471	223,841	462,381	173,430
Written and purchased options	463,497	328,210	181,150	181,949
Total derivatives not designated as hedging instruments under ASC Topic 815	1,306,707	1,146,777	1,471,270	950,105
Total	$1,306,707	$1,255,277	$1,579,770	$950,105

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At June 30, 2016 and December 31, 2015, the Company was required to post $14.2 million and $21.8 million, respectively, in cash as collateral for its derivative transactions, which are included in "interest-bearing deposits in banks" on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at June 30, 2016. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	June 30, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$43,569	$—	$—	$43,569
Written and purchased options	7,144	(3,784)	—	3,360
Total derivative assets subject to master netting arrangements	$50,713	$(3,784)	$—	$46,929
Derivative liabilities
Interest rate contracts designated as hedging instruments	$9,872	$(3,784)	$(3,072)	$3,016
Interest rate contracts not designated as hedging instruments	43,569	—	(11,125)	32,444
Total derivative liabilities subject to master netting arrangements	$53,441	$(3,784)	$(14,197)	$35,460

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$58	$—	$(45)	$13
Interest rate contracts not designated as hedging instruments	18,058	—	—	18,058
Written and purchased options	6,277	—	—	6,277
Total derivative assets subject to master netting arrangements	$24,393	$—	$(45)	$24,348
Derivative liabilities
Interest rate contracts not designated as hedging instruments	$18,058	$—	$(9,428)	$8,630
Total derivative liabilities subject to master netting arrangements	$18,058	$—	$(9,428)	$8,630

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the six months ended June 30, 2016 and 2015, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At June 30, 2016, the Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At June 30, 2016 and 2015, and for the three and six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	For the Three Months Ended June 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2016	2015		2016	2015		2016	2015
Interest rate contracts	$(2,328)	$3,038	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$(2,328)	$3,038		$—	$—		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	For the Six Months Ended June 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2016	2015		2016	2015		2016	2015
Interest rate contracts	$(6,455)	$3,038	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$(6,455)	$3,038		$—	$—		$—	$—
At June 30, 2016 and 2015, and for the three and six months then ended, information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements is as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)		2016	2015	2016	2015
Interest rate contracts (1)	Other income	$2,332	$934	$5,294	$1,939
Foreign exchange contracts	Other income	2	—	3	—
Forward sales contracts	Mortgage income	(4,787)	8,303	(10,130)	8,050
Written and purchased options	Mortgage income	2,488	(1,953)	6,470	(1,185)
Total		$35	$7,284	$1,637	$8,804
(1) Includes fees associated with customer interest rate contracts.

NOTE 10 –SHAREHOLDERS' EQUITY, CAPITAL RATIOS AND OTHER REGULATORY MATTERS
The Company and IBERIABANK are subject to various regulatory capital frameworks administered by federal and state agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and IBERIABANK, as applicable, must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
On January 1, 2015, the Company and IBERIABANK became subject to revised capital adequacy standards as implemented by new final rules approved by the U.S. banking regulatory agencies, including the FRB, to address relevant provisions of the Dodd-Frank Act. Certain provisions of the new rules will be phased in from that date to January 1, 2019.
Effective January 1, 2016, the Company was subject to an additional 25% phase out of its trust preferred securities from Tier 1 Risk-Based Capital. As a result, 100% of the Company's trust preferred securities are excluded from Tier 1 Risk-Based Capital at June 30, 2016. Additionally, the Company and IBERIABANK's Common Equity Tier 1 Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital were impacted at June 30, 2016 by an additional 20% phase out of certain intangible assets above the December 31, 2015 phase out percentage.
Management believes that, as of June 30, 2016, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of June 30, 2016, the most recent notification from the FDIC categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company) existing at the time of notification. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The Company’s and IBERIABANK’s actual capital amounts and ratios as of June 30, 2016 and December 31, 2015 are presented in the following table.

	June 30, 2016
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$768,953	4.00%	N/A	N/A	$1,864,891	9.70%
IBERIABANK	766,355	4.00	957,944	5.00	1,781,513	9.30
Common Equity Tier 1 (CET1)
Consolidated	$773,983	4.50%	N/A	N/A	$1,732,793	10.07%
IBERIABANK	771,747	4.50	1,114,746	6.50	1,781,513	10.39
Tier 1 Risk-Based Capital
Consolidated	$1,031,977	6.00%	N/A	N/A	$1,864,891	10.84%
IBERIABANK	1,028,997	6.00	1,371,996	8.00	1,781,513	10.39
Total Risk-Based Capital
Consolidated	$1,375,970	8.00%	N/A	N/A	$2,142,670	12.46%
IBERIABANK	1,371,996	8.00	1,714,994	10.00	1,942,792	11.33

	December 31, 2015
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$751,798	4.00%	N/A	N/A	$1,790,034	9.52%
IBERIABANK	749,226	4.00	936,532	5.00	1,691,022	9.03
Common Equity Tier 1 (CET1)
Consolidated	$752,610	4.50%	N/A	N/A	$1,684,097	10.07%
IBERIABANK	750,660	4.50	1,084,287	6.50	1,691,022	10.14
Tier 1 Risk-Based Capital
Consolidated	$1,003,479	6.00%	N/A	N/A	$1,790,034	10.70%
IBERIABANK	1,000,880	6.00	1,334,507	8.00	1,691,022	10.14
Total Risk-Based Capital
Consolidated	$1,337,973	8.00%	N/A	N/A	$2,029,932	12.14%
IBERIABANK	1,334,507	8.00	1,668,133	10.00	1,843,545	11.05

Beginning January 1, 2016, minimum CET1, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios are subject to a capital conservation buffer of 0.625%. This capital conservation buffer will increase in subsequent years by 0.625% annually until it is fully phased in on January 1, 2019 at 2.50%. At June 30, 2016, the capital conservation buffers of the Company and IBERIABANK were 4.46% and 3.33%, respectively.

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
On May 4, 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The Company anticipates the share repurchase program will extend over a 2-year time frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the second quarter of 2016, the Company repurchased 202,506 common shares at a weighted average price of $57.61 per common share.

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
The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Earnings per common share - basic
Net income	$50,810	$30,836	$93,579	$55,962
Preferred stock dividends	(854)	—	(3,430)	—
Dividends and undistributed earnings allocated to unvested restricted shares	(540)	(355)	(1,003)	(675)
Earnings allocated to common shareholders - basic	$49,416	$30,481	$89,146	$55,287
Weighted average common shares outstanding	40,771	38,546	40,741	35,871
Earnings per common share - basic	$1.21	$0.79	$2.19	$1.54
Earnings per common share - diluted
Earnings allocated to common shareholders - basic	$49,416	$30,481	$89,146	$55,287
Dividends and undistributed earnings allocated to unvested restricted shares	(12)	(9)	(13)	(31)
Earnings allocated to common shareholders - diluted	$49,404	$30,472	$89,133	$55,256
Weighted average common shares outstanding	40,771	38,546	40,741	35,871
Dilutive potential common shares - stock options	137	121	86	103
Weighted average common shares outstanding - diluted	40,908	38,667	40,827	35,974
Earnings per common share - diluted	$1.21	$0.79	$2.18	$1.54
For the three months ended June 30, 2016, and 2015, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 461,124, and 597,975, respectively. For the six months ended June 30, 2016, and 2015, basic shares outstanding exclude 468,273 and 601,698 shares owned by the RRP, respectively.
The effects from the assumed exercises of 262,853 and 8,926 stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 2016, and 2015, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the six months ended June 30, 2016, and 2015, the effects from the assumed exercise of 482,272 and 79,793 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At June 30, 2016, awards of 2,464,592 shares could be made under approved incentive compensation plans.

Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of shares	Weighted Average Exercise Price
Outstanding options, December 31, 2015	813,777	$56.99
Granted	149,932	47.46
Exercised	(8,811)	55.62
Forfeited or expired	(45,723)	60.97
Outstanding options, June 30, 2016	909,175	$55.23
Exercisable options, June 30, 2016	598,469	$56.31

Outstanding options, December 31, 2014	867,682	$55.92
Granted	80,844	62.56
Exercised	(94,415)	50.69
Forfeited or expired	(15,183)	67.03
Outstanding options, June 30, 2015	838,928	$56.95
Exercisable options, June 30, 2015	567,127	$56.55
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Six Months Ended June 30
	2016	2015
Expected dividends	2.9%	2.2%
Expected volatility	29.1%	35.6%
Risk-free interest rate	1.4%	2.0%
Expected term (in years)	6.5	7.5
Weighted-average grant-date fair value	$10.10	$19.61
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
The following table represents the compensation expense that is included in non-interest expense in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Compensation expense related to stock options	$502	$474	$987	$945
At June 30, 2016, there was $3.0 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.5 years.

Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period. As of June 30, 2016 and 2015, unrecognized share-based compensation associated with these awards totaled $21.1 million and $24.0 million, respectively.

Restricted share units
During the first six months of 2016 and 2015, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three-year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Compensation expense related to restricted stock awards and restricted share units	$3,329	$2,834	$6,715	$5,804
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Six Months Ended June 30
	2016	2015
Balance at beginning of period	507,130	506,289
Granted	240,699	185,270
Forfeited	(9,040)	(20,411)
Earned and issued	(172,356)	(158,514)
Balance at end of period	566,433	512,634
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
Performance units
During the first six months of 2016 and 2015, the Company issued performance units to certain of its executive officers. Performance units are tied to the value of shares of the Company’s common stock, are payable in cash, and vest in increments of one-third per year after attainment of one or more performance measures. The value of performance units is the same as the value of the corresponding number of shares of common stock.
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at June 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Compensation expense related to phantom stock and performance units	$2,793	$3,335	$5,198	$6,506

The following table represents phantom stock award and performance unit activity during the periods indicated:

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2015	462,430	$25,466
Granted	192,359	11,490
Forfeited share equivalents	(16,283)	973
Vested share equivalents	(147,511)	7,452
Balance, June 30, 2016	490,995	$29,327

Balance, December 31, 2014	475,347	$30,826
Granted	147,460	10,061
Forfeited share equivalents	(24,310)	1,659
Vested share equivalents	(127,874)	8,087
Balance, June 30, 2015	470,623	$32,111

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $59.73 and $68.23 on June 30, 2016, and 2015, respectively.

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

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,766,015	$—	$2,766,015
Mortgage loans held for sale	—	229,653	—	229,653
Derivative instruments	—	61,598	—	61,598
Total	$—	$3,057,266	$—	$3,057,266
Liabilities
Derivative instruments	$—	$64,907	$—	$64,907
Total	$—	$64,907	$—	$64,907

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,800,286	$—	$2,800,286
Mortgage loans held for sale	—	166,247	—	166,247
Derivative instruments	—	30,486	—	30,486
Total	$—	$2,997,019	$—	$2,997,019
Liabilities
Derivative instruments	$—	$24,939	$—	$24,939
Total	$—	$24,939	$—	$24,939

During the six months ended June 30, 2016 there were no transfers between the Level 1 and Level 2 fair value categories.
Non-recurring fair value measurements
The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$39,122	$39,122
OREO, net	—	—	433	433
Total	$—	$—	$39,555	$39,555

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$31,669	$31,669
OREO, net	—	—	1,106	1,106
Total	$—	$—	$32,775	$32,775
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
In accordance with the provisions of ASC Topic 310, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired loans with an outstanding balance of $57.0 million and $40.2 million were recorded at their fair value at June 30, 2016 and December 31, 2015, respectively. These loans include reserves and charge-offs of $17.9 million and $8.5 million included in the Company's allowance for credit losses at June 30, 2016 and December 31, 2015, respectively.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at June 30, 2016 and December 31, 2015.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$229,653	$219,967	$9,686	$166,247	$161,083	$5,164
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and six months ended June 30, 2016 totaled $2.0 million and $3.9 million, respectively, while net gains resulting from the change in fair value of these loans were $3.1 million and $3.7 million for the three and six months ended June 30, 2015, respectively. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

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

	June 30, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$705,298	$705,298	$705,298	$—	$—
Investment securities	2,868,919	2,872,254	—	2,872,254	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,804,762	15,074,988	—	229,653	14,845,335
FDIC loss share receivables	29,224	6,216	—	—	6,216
Derivative instruments	61,598	61,598	—	61,598	—

Financial Liabilities
Deposits	$15,862,027	$15,845,146	$—	$—	$15,845,146
Short-term borrowings	765,637	765,637	—	765,637	—
Long-term debt	687,436	656,609	—	—	656,609
Derivative instruments	64,907	64,907	—	64,907	—

	December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$510,267	$510,267	$510,267	$—	$—
Investment securities	2,899,214	2,901,247	—	2,901,247	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,355,297	14,674,749	—	166,247	14,508,502
FDIC loss share receivables	39,878	9,163	—	—	9,163
Derivative instruments	30,486	30,486	—	30,486	—

Financial Liabilities
Deposits	$16,178,748	$15,696,245	$—	$—	$15,696,245
Short-term borrowings	326,617	326,617	—	326,617	—
Long-term debt	340,447	309,847	—	—	309,847
Derivative instruments	24,939	24,939	—	24,939	—
The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 2016 and December 31, 2015.

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
Certain expenses not directly attributable to a specific reportable segment are allocated to segments based on pre-determined methods that reflect utilization. Also, within IBERIABANK are certain reconciling items that translate reportable segment results into consolidated results. The following tables present certain information regarding our operations by reportable segment, including a reconciliation of segment results to reported consolidated results for the periods presented. Reconciling items between segment results and reported results include:

•
Elimination of interest income and interest expense representing interest earned by IBERIABANK on interest-bearing checking accounts held by related companies, as well as the elimination of the related deposit balances at the IBERIABANK segment;

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended June 30, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$176,564	$2,130	$—	$178,694
Interest expense	14,782	1,159	—	15,941
Net interest income	161,782	971	—	162,753
Provision for loan losses	11,866	—	—	11,866
Mortgage income	7	25,984	—	25,991
Service charges on deposit accounts	10,940	—	—	10,940
Title revenue	—	—	6,135	6,135
Other non-interest income	21,843	8	—	21,851
Allocated expenses	(3,885)	2,947	938	—
Non-interest expense	120,268	14,820	4,416	139,504
Income before income tax expense	66,323	9,196	781	76,300
Income tax expense	21,558	3,625	307	25,490
Net income	$44,765	$5,571	$474	$50,810
Total loans and loans held for sale, net of unearned income	$14,702,843	$249,371	$—	$14,952,214
Total assets	19,807,507	326,397	26,951	20,160,855
Total deposits	15,855,908	6,119	—	15,862,027
Average assets	19,668,456	308,647	26,814	20,003,917

	Three Months Ended June 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$158,940	$1,605	$—	$160,545
Interest expense	14,011	857	—	14,868
Net interest income	144,929	748	—	145,677
Provision for loan losses	8,790	—	—	8,790
Mortgage income	568	24,678	—	25,246
Service charges on deposit accounts	10,162	—	—	10,162
Title revenue	—	—	6,146	6,146
Other non-interest income	19,965	(1)	(5)	19,959
Allocated expenses	(3,238)	2,464	774	—
Non-interest expense	133,034	15,738	4,437	153,209
Income before income tax expense	37,038	7,223	930	45,191
Income tax expense	11,129	2,858	368	14,355
Net income	$25,909	$4,365	$562	$30,836
Total loans and loans held for sale, net of unearned income	$13,928,039	$243,289	$—	$14,171,328
Total assets	18,924,178	289,450	25,300	19,238,928
Total deposits	16,112,387	7,154	—	16,119,541
Average assets	18,168,782	251,475	25,029	18,445,286

	Six Months Ended June 30, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$351,888	$3,741	$1	$355,630
Interest expense	29,436	2,038	—	31,474
Net interest income	322,452	1,703	1	324,156
Provision for loan losses	26,771	—	—	26,771
Mortgage income	6	45,925	—	45,931
Service charges on deposit accounts	21,891	—	—	21,891
Title revenue	—	—	10,880	10,880
Other non-interest income	42,053	7	—	42,060
Allocated expenses	(6,554)	4,997	1,557	—
Non-interest expense	240,295	28,018	8,643	276,956
Income before income tax expense	125,890	14,620	681	141,191
Income tax expense	41,559	5,778	275	47,612
Net income	$84,331	$8,842	$406	$93,579
Total loans and loans held for sale, net of unearned income	$14,702,843	$249,371	$—	$14,952,214
Total assets	19,807,507	326,397	26,951	20,160,855
Total deposits	15,855,908	6,119	—	15,862,027
Average assets	19,525,087	280,464	27,063	19,832,614

	Six Months Ended June 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$295,770	$3,359	$1	$299,130
Interest expense	26,301	1,348	—	27,649
Net interest income	269,469	2,011	1	271,481
Provision for loan losses	14,135	—	—	14,135
Mortgage income	567	42,702	—	43,269
Service charges on deposit accounts	19,424	—	—	19,424
Title revenue	—	—	10,775	10,775
Other non-interest income	36,954	(3)	(7)	36,944
Allocated expenses	(8,085)	5,992	2,093	—
Non-interest expense	249,039	28,654	8,669	286,362
Income before income tax expense	71,325	10,064	7	81,396
Income tax expense	21,442	3,980	12	25,434
Net income	$49,883	$6,084	$(5)	$55,962
Total loans and loans held for sale, net of unearned income	$13,928,039	$243,289	$—	$14,171,328
Total assets	18,924,178	289,450	25,300	19,238,928
Total deposits	16,112,387	7,154	—	16,119,541
Average assets	16,966,529	216,900	24,892	17,208,321

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At June 30, 2016 and December 31, 2015, the fair value of guarantees under commercial and standby letters of credit was $1.7 million and $1.5 million, respectively. These amounts represent the unamortized fees associated with the guarantees and is included in “other liabilities” on the Company's consolidated balance sheets. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At June 30, 2016 and December 31, 2015, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commitments to grant loans	$365,284	$61,240
Unfunded commitments under lines of credit	4,695,238	4,617,802
Commercial and standby letters of credit	167,594	150,281
Reserve for unfunded lending commitments	13,826	14,145
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
Legal proceedings
The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which the Company is a successor or acquired in business acquisitions and certain of these claims will be covered by loss sharing agreements with the FDIC. The Company has asserted defenses to these litigations and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.
In July of 2016, a subsidiary of IBERIABANK received a subpoena from the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated FHA insured loans as well as other documents regarding FHA-related policies and practices.  The Company is cooperating with HUD in responding to the subpoena.  Due to the recent nature of the HUD subpoena, the Company is unable to determine if the submission of the information requested would result in an additional information request by HUD and/or further proceedings by HUD or other government agencies.
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. Any liabilities arising from pending legal proceedings are not currently expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, or any unasserted claims, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.
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
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are immaterial to the consolidated financial statements at June 30, 2016 and December 31, 2015. None of the related party loans were classified as non-accrual, past due, troubled debt restructurings, or potential problem loans at June 30, 2016 or December 31, 2015, with the exception of the loan discussed below.
IBERIABANK and several other financial institutions have extended credit (the “Credit Facility”) under a multi-bank syndicated credit facility to a corporation ("the Borrower"). One of the Company’s independent directors is the Chairman, President and Chief Executive Officer of the Borrower. The Credit Facility consists of an asset based revolving line of credit not to exceed $900 million, with a current borrowing base of $500 million and a $300 million sublimit for letters of credit. IBERIABANK holds approximately six percent of the total commitments from twelve banks under the Credit Facility, which based on the current borrowing base, equates to $30 million in IBERIABANK commitments. At December 31, 2015, there was no outstanding balance to IBERIABANK under the Credit Facility. At June 30, 2016, there was approximately $20.5 million outstanding to IBERIABANK under the Credit Facility. Depending on the type of advance, IBERIABANK earns interest on its advances under the Credit Facility at the London Interbank Offered Rate (“LIBOR”) or at a rate equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) LIBOR plus 1.00%. The Borrower’s primary operations involve the exploration and production of oil and natural gas. Although the Borrower is current in its obligations under the Credit Facility, given the levels and extended duration of depressed oil and gas prices, and the impact of these depressed prices on the Borrower, the lead syndicator restructured the loan in June of 2016 and consequently IBERIABANK’s management has classified the loan as a TDR as of June 30, 2016.
Deposits from related parties held by the Company were immaterial at June 30, 2016 and December 31, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended June 30, 2016, and updates the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2016 compared to December 31, 2015 for the balance sheets and the three and six months ended June 30, 2016 compared to June 30, 2015 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
When we refer to the “Company,” “we,” “our” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “may,” “plan,” “believe,” “expect,” “intend,” “will,” “should,” “continue,” “potential,” “anticipate,” “estimate,” “predict,” “project” or similar expressions, or the negative of these terms or other comparable terminology, including statements related to expected timing of proposed mergers, expected returns and other benefits of proposed mergers to shareholders, expected improvement in core efficiency resulting from mergers, estimated expense reductions, expected impact on and timing of the recovery of the impact on tangible book value, and expected effect of mergers on the Company’s capital ratios. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.
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

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $20.2 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 129 years through our subsidiary, IBERIABANK, with products and services currently offered in locations in seven states. The Company also operates mortgage production offices in 10 states through IBERIABANK’s subsidiary, IMC, and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC owns an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the acquisition and allocation of tax credits.
Summary of 2016 Second Quarter Results of Operations
Net income available to common shareholders for the three months ended June 30, 2016 totaled $50.0 million, a 62.0% increase compared to $30.8 million for the same period in 2015. Earnings for the second quarter of 2015 included $12.7 million in pre-tax merger-related expenses resulting from the acquisition of Georgia Commerce on May 31, 2015, and the conversions of the first quarter 2015 acquisitions of Florida Bank Group on February 28, 2015, and Old Florida on March 31, 2015. The three acquisitions in the first half of 2015, organic growth in the Company's legacy loan portfolio and fee income businesses, and successful cost containment efforts, contributed to the increase in net income during the second quarter of 2016.
Earnings per diluted common share for the second quarter of 2016 were $1.21 compared to $0.79 for the same quarter of 2015. Excluding non-core items, primarily the gain on sale of investments impacting the second quarter of 2016, and merger-related expenses impacting the second quarter of 2015, core earnings per share on a diluted basis (Non-GAAP) were $1.18 for the quarter ended June 30, 2016, compared to $1.05 for the quarter ended June 30, 2015. See Table 18, Reconciliations of Non-GAAP Financial Measures.
Net interest income was $162.8 million for the second quarter of 2016, a $17.1 million, or 11.7%, increase compared to the same quarter of 2015. The net interest spread increased nine basis points to 3.47%, from 3.38%, and the net interest margin on an annualized basis increased nine basis points to 3.61%, from 3.52%, when comparing the periods.
Non-interest income was $64.9 million in the second quarter of 2016, an increase of $3.4 million, or 5.5%, over the second quarter of 2015. The period-over-period increase included increases in client derivatives income, treasury management income, and higher gains on sales of available-for-sale securities, as well as slight increases in mortgage income and service charges, partially offset by a decrease in income generated by ICP, the Company's energy investment banking boutique.
Non-interest expense for the second quarter of 2016 decreased $13.7 million, or 8.9%, to $139.5 million compared to $153.2 million during the same quarter of 2015. The primary reason for the decrease relates to merger-related expenses and conversion costs incurred during the second quarter of 2015 related to the Company's 2015 acquisitions, which resulted in decreases in data processing expenses, marketing and business development expenses, and professional services expenses between periods.

The Company's GAAP efficiency ratio was 61.3% for the three months ended June 30, 2016, a significant improvement over the 73.9% efficiency ratio for the three months ended June 30, 2015. Including the effects of tax benefits related to tax-exempt income, and excluding amortization of intangibles and non-core revenues and expenses, the core tangible efficiency ratio on a tax-equivalent non-GAAP basis was 60.0% for the second quarter of 2016, compared to 64.4% for the second quarter of 2015. The reconciliation of the GAAP to non-GAAP measure is included in Table 18.
Provision for loan losses increased $3.1 million, or 35.0%, to $11.9 million in the second quarter of 2016, compared to $8.8 million in the second quarter of 2015. The increase is attributable to both legacy loan growth and the downward migration of energy-related credits as expected, due to general energy sector weakness from a global supply and demand imbalance that has led to sustained low oil and gas prices.

Summary of 2016 Year-to-Date Results
Net income available to common shareholders for the six months ended June 30, 2016 totaled $90.1 million, a 61.1% increase compared to $56.0 million for the same period in 2015. Earnings for the first half of 2015 were impacted by $22.0 million in pre-tax merger-related expenses resulting from the acquisitions of Florida Bank Group, Old Florida and Georgia Commerce during that period. In addition, organic growth in the Company's legacy loan portfolio and fee income businesses, and successful cost containment efforts, contributed to the increase in net income during the first half of 2016.

Earnings per diluted common share for the six months ended June 30, 2016 were $2.18, compared to $1.54 for the same period in 2015. Excluding non-core items, primarily merger-related expenses impacting 2015 results, core earnings per share on a diluted basis (Non-GAAP) were $2.19 for the six months ended June 30, 2016, compared to $2.00 for the six months ended June 30, 2015. See Table 18, Reconciliations of Non-GAAP Financial Measures.
Net interest income was $324.2 million for the first half of 2016, a $52.7 million, or 19.4%, increase compared to the same period of 2015. The net interest spread increased nine basis points to 3.48%, from 3.39%, and the net interest margin on an annualized basis increased 10 basis points to 3.63%, from 3.53%, when comparing the periods.
Non-interest income increased $10.4 million, or 9.4%, to $120.8 million during the first six months of 2016, which included increases in client derivatives income, treasury management income, and mortgage income. These increases, in addition to increased non-interest income related to service charges on deposit accounts, sales of SBA loans, and sales of available-for-sale investments, were partially offset by a decrease in broker commissions income from lower ICP revenues.
Non-interest expense for the first half of 2016 was $277.0 million, $9.4 million, or 3.3%, lower than the comparable period of 2015. The primary reason for the decrease is the $22.0 million of merger-related expenses incurred during the first half of 2015 resulting from the Company's three 2015 acquisitions. This decrease was partially offset by a $9.1 million, or 5.8%, increase in salaries and employee benefits expense, primarily a result of the Company’s acquisition-related growth.
Provision expense was $26.8 million, up $12.6 million, or 89.4%, during the first six months of 2016 compared to 2015. The increase is partially related to total loan growth of 5.5% from June 30, 2015 to June 30, 2016, but primarily is due to a 53% increase in classified assets as of those respective period ends. Classified assets as of June 30, 2016 were $414 million, of which $244 million were energy-related, compared to classified assets of $270 million as of June 30, 2015, of which $32 million were energy-related.
The Company's estimated annual effective tax rate is 33.7% year-to-date in 2016, compared to 31.2% for the same period of the prior year. Compared to 2015, the annual effective tax rate has increased in line with the increase in pre-tax income, and due to expired tax credits.
Summary of Financial Condition at June 30, 2016
The Company’s total loan portfolio increased $395.1 million, or 2.8%, from year-end 2015 to $14.7 billion at June 30, 2016, which was driven by legacy loan growth of $794.3 million, partially offset by a decrease of $399.2 million in acquired loans. By loan type, the increase was primarily driven by legacy commercial loan growth of $651.4 million during the first six months of 2016, 8.0% higher than at the end of 2015.
From an asset quality perspective, total non-performing assets increased $11.6 million, or 6.1%, compared to December 31, 2015. Annualized net charge-offs were 33 basis points and 11 basis points of average loans during the second quarters of 2016 and 2015, respectively. The regression in asset quality from year-end is a result of loans to customers in the energy industry, which has been impacted by depressed oil prices. At June 30, 2016, $60.8 million in energy-related loans were considered non-performing, up significantly from $8.4 million at year-end 2015. At June 30, 2016, the Company had approximately $35.3 million in aggregate reserves for energy-related loans and unfunded commitments, an increase of $8.6 million, or 32.3%, since December 31, 2015. Excluding energy-related loans, non-performing assets decreased $40.8 million, or 22.4%, from year-end. The Company's total allowance for loan losses increased $9.1 million, or 6.6%, from $138.4 million at December 31, 2015 to $147.5 million at June 30, 2016, and represented approximately 1.0% of total loans at both December 31, 2015 and June 30, 2016.
Total deposits decreased $316.7 million, or 2.0%, to $15.9 billion at June 30, 2016, from $16.2 billion at December 31, 2015. Over the same period, non-interest-bearing deposits increased $187.0 million, or 4.3%, and equated to 28.6% and 26.9% of total deposits at June 30, 2016 and December 31, 2015, respectively. The decrease in deposits from year-end is partially cyclical in nature due to a surge in public funds in the fourth quarter that decline over the remainder of the subsequent year. In addition, the Company had several large temporary deposits, related to a few specific energy clients, leave since year-end, as anticipated.

On May 9, 2016, the Company issued 2,300,000 Depositary Shares, each representing a 1/400th ownership interest in a share of the Company’s 6.60% Series C Preferred Stock, resulting in net proceeds of approximately $55.3 million. The Company used a portion of the proceeds, as previously approved by resolution of the Board of Directors, to repurchase 202,506 shares of its common stock at an average price of $57.61 during June of 2016. The primary purpose of the combined transactions was to lower the Company's overall cost of capital.

Capital ratios as of June 30, 2016 compared to December 31, 2015 were impacted by the phase out of the Company's remaining 25% of trust preferred securities from Tier 1 risk-based capital into Tier 2 capital, and the issuance of preferred stock and repurchase of common shares in May and June, 2016, respectively, in addition to normal operations of the Company. Overall, the Company's Tier 1 risk-based capital ratio increased 14 basis points and the total risk-based capital ratio increased 32 basis points from year-end. The Company met all capital adequacy requirements and IBERIABANK continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of June 30, 2016.
2016 Outlook
The Company's long-term financial goals are as follows:

•	Core Return on Average Tangible Common Equity of 13% to 17%;

•	Core Tangible Efficiency Ratio of less than 60%;

•	Legacy Asset Quality in the top 10% of our peers;

•	Double-digit percentage growth in core diluted EPS.
Despite a challenging economic environment, as discussed below, the Company is striving to meet several of these financial goals in 2016, and our year-to-date results and full-year 2016 forecast are consistent with these goals. Based on our current forecasts and absent an increase in interest rates, the Company expects net interest margin to be around 3.60% for the full year of 2016. The Company anticipates that higher provision expense, currently estimated at $45 million in 2016, compared to $31 million in 2015, will be offset by continued strength in its mortgage, title, treasury management and customer derivatives businesses. Core expenses are expected to be less than $560 million for the full year of 2016 and forecasted 2016 core EPS is in line with guidance released in January 2016 of $4.58. Although concerns over future global economic growth has led to increased demand for safe haven assets and a corresponding contraction in interest rates, the Company is well-positioned with a strong balance sheet to withstand the current economic uncertainty. In addition, the Company believes that its market diversification should continue to limit the impact of sustained low oil and gas prices and the related uncertainty in the energy sector on the Company's consolidated financial results.
Excess oil supply and weakening global demand have weighed heavily on oil prices, which reached a 12-year low at less than $27 per barrel in January of 2016. Oil prices have rebounded, with monthly average prices increasing over the last 5 months to $48 per barrel in June of 2016. However, the expectation of continuing inventory builds, concerns over future global economic growth and associated global oil demand, the responsiveness of oil producers, and general economic and geopolitical uncertainty could contribute to future disruptions in oil prices. The Company remains cautious regarding the effects on its markets most impacted by the oil and gas industry. The Company has made a concerted effort through stringent underwriting standards and conservative concentration limits to balance risk and return as it relates to energy exposures. Energy-related loans were $662.0 million, or 4.5% of our total loan portfolio at June 30, 2016, compared to $680.8 million, or 4.8% of our total loan portfolio at December 31, 2015. The Company has experienced a downward migration in ratings of energy credits as expected, with 47% of the energy-related loan portfolio criticized, and 37% classified, at June 30, 2016. At quarter-end, the Company had $35.3 million in aggregate reserves for energy-related loans, which was 5.3% of the energy-related outstandings at that date, and covered energy NPAs of $60.8 million by 58%. The Company incurred energy-related charge-offs of $7.7 million during the current quarter, specifically related to two customers. No energy-related charge-offs occurred during the first quarter of 2016 or during the 2015 year. Future losses will depend on the duration and severity of the depression of commodity prices. The Company will continue to manage risk by reducing and exiting energy relationships that no longer fit our credit profile and recording additional provision, as necessary.
The mortgage origination locked pipeline was $345 million at June 30, 2016, compared to $227 million at December 31, 2015 and $329 million at June 30, 2015. Mortgage originations increased 4% year-to-date in 2016 compared to 2015 and volumes sold were up 5% year-over-year. Due to the current rate environment and housing inventory, the Company is expecting a longer seasonal benefit in the mortgage business whereby third quarter production, which typically trends lower, should look similar to second quarter production. Mortgage volume in 2016 is expected to be greater than $2.5 billion, with margins up approximately 10% over 2015 levels. Overall, mortgage income is expected to be up almost 5% in 2016 over 2015. Title revenue is up slightly year-over-year and is expected to be flat for the full year of 2016. At June 30, 2016, the commercial loan pipeline was approximately $1.0 billion. The Company expects consolidated loan growth in the 5% to 7% range in 2016.
The Company experienced revenue growth in the majority of its fee income businesses during the first half of 2016. Treasury management income was up $2.3 million, or 35.1%, year-to-date in 2016, and is expected to be up 26% in 2016 compared to 2015. Client derivatives income was up approximately $3.4 million, or 173.0%, year-to-date, and is expected to be up 95% in 2016, as this business has benefited from the flat yield curve. IFS revenues increased 6.7% year-to-date as of June 30, 2016 compared to June 30, 2015 and are expected to be up slightly for the year. Revenues for IWA were up 1.3% in the first half of

2016 compared to the six months ended June 30, 2015 and are expected to be flat for the year.  Despite stable growth in these fee income businesses, ICP, the Company's energy investment banking boutique, has faced headwinds, with revenues decreasing 49% year-over-year. In 2016, the Company expects revenues for ICP to decrease approximately 13% from 2015.
Revenue enhancement and cost control measures contributed to a GAAP efficiency ratio of 61.3% during the current quarter, and the efficiency ratio has decreased steadily in each of the last five quarters from 73.9% in the second quarter of 2015. The Company's core tangible efficiency ratio on a tax-equivalent basis (non-GAAP) declined to 60.0% in the second quarter of 2016. The Company's long-term goal is to sustain an efficiency ratio at or below 60% on a non-GAAP core basis.
ANALYSIS OF RESULTS OF OPERATIONS
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company’s performance.
TABLE 1 – SELECTED CONSOLIDATED FINANCIAL INFORMATION

	As of and For the Three Months Ended June 30
	2016	2015
Key Ratios (1)
Return on average assets	1.00%	0.67%
Core return on average assets (Non-GAAP)	0.98	0.89
Return on average common equity	8.05	5.54
Core return on average tangible common equity (Non-GAAP) (2)	11.64	11.14
Equity to assets at end of period	13.08	12.29
Earning assets to interest-bearing liabilities at end of period	143.39	138.56
Interest rate spread (3)	3.47	3.38
Net interest margin (TE) (3) (4)	3.61	3.52
Non-interest expense to average assets (annualized)	2.80	3.33
Efficiency ratio (5)	61.3	73.9
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (4) (5)	60.0	64.4
Common stock dividend payout ratio	28.0	45.3
Asset Quality Data
Non-performing assets to total assets at end of period (6)	1.00%	1.28%
Allowance for credit losses to non-performing loans at end of period (6)	92.22	71.78
Allowance for credit losses to total loans at end of period	1.10	1.01
Consolidated Capital Ratios
Tier 1 leverage ratio	9.70%	9.24%
Common Equity Tier 1 (CET1)	10.07	9.97
Tier 1 risk-based capital ratio	10.84	10.06
Total risk-based capital ratio	12.46	11.49

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

(2)
Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis where applicable. See Table 18 for Non-GAAP reconciliations.

(3)
Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average net earning assets.

(4)	Fully taxable equivalent (TE) calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.

(5)	The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues are the sum of net interest income and non-interest income.

(6)	Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-performing assets consist of non-performing loans and repossessed assets.

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
The following tables set forth the quarter-to-date and year-to-date information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect of these adjustments is included in non-earning assets.

TABLE 2 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Three Months Ended June 30
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate	Average Balance	Interest Income/Expense (2)	Yield/ Rate
Earning Assets:
Loans (1):
Commercial loans (TE) (3)	$10,458,822	$114,588	4.39%	$9,277,141	$103,272	4.46%
Mortgage loans	1,221,254	13,781	4.51%	1,187,166	14,379	4.84%
Consumer and other loans	2,890,869	37,200	5.18%	2,833,417	35,684	5.05%
Total loans (TE) (3)	14,570,945	165,569	4.55%	13,297,724	153,335	4.62%
Loans held for sale	211,468	1,850	3.50%	202,691	1,380	2.72%
Investment securities	2,856,805	14,663	2.18%	2,469,050	12,191	2.08%
FDIC loss share receivable	32,189	(4,163)	(51.16)%	55,751	(7,398)	(52.50)%
Other earning assets	483,597	775	0.64%	663,071	1,037	0.63%
Total earning assets	18,155,004	178,694	3.97%	16,688,287	160,545	3.87%
Allowance for loan losses	(149,037)			(129,069)
Non-earning assets	1,997,950			1,886,068
Total assets	$20,003,917			$18,445,286
Interest-bearing liabilities
Deposits:
NOW accounts	$2,911,510	2,080	0.29%	$2,639,140	1,765	0.27%
Savings and money market accounts	6,486,242	5,527	0.34%	6,228,052	5,058	0.33%
Certificates of deposit	2,117,711	4,309	0.82%	2,331,537	4,959	0.85%
Total interest-bearing deposits	11,515,463	11,916	0.42%	11,198,729	11,782	0.42%
Short-term borrowings	624,302	662	0.42%	461,742	220	0.19%
Long-term debt	593,305	3,363	2.24%	446,748	2,866	2.54%
Total interest-bearing liabilities	12,733,070	15,941	0.50%	12,107,219	14,868	0.49%
Non-interest-bearing demand deposits	4,463,928			3,933,468
Non-interest-bearing liabilities	203,050			172,473
Total liabilities	17,400,048			16,213,160
Shareholders’ equity	2,603,869			2,232,126
Total liabilities and shareholders’ equity	$20,003,917			$18,445,286
Net earning assets	$5,421,934			$4,581,068
Net interest income / Net interest spread		$162,753	3.47%		$145,677	3.38%
Net interest income (TE) / Net interest margin (TE) (3)		$165,085	3.61%		$147,673	3.52%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $0.7 million and $0.8 million for the three-month periods ended June 30, 2016 and 2015, respectively.

(3)	Taxable equivalent yields are calculated using a rate of 35%, which approximates the marginal tax rate.

TABLE 3 – YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Six Months Ended June 30
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate	Average Balance	Interest Income/Expense (2)	Yield/ Rate
Earning Assets:
Loans (1):
Commercial loans (TE) (3)	$10,354,688	$228,005	4.41%	$8,583,814	$186,916	4.39%
Mortgage loans	1,211,973	27,210	4.49%	1,143,584	27,974	4.89%
Consumer and other loans	2,896,016	74,345	5.16%	2,708,227	68,636	5.11%
Total loans (TE) (3)	14,462,677	329,560	4.57%	12,435,625	283,526	4.59%
Loans held for sale	186,170	3,251	3.49%	168,189	2,895	3.44%
Investment securities	2,861,890	29,875	2.21%	2,388,733	24,287	2.15%
FDIC loss share receivable	34,775	(8,549)	(48.63)%	60,929	(13,411)	(43.78)%
Other earning assets	468,667	1,493	0.64%	533,505	1,833	0.69%
Total earning assets	18,014,179	355,630	3.98%	15,586,981	299,130	3.88%
Allowance for loan losses	(145,215)			(128,795)
Non-earning assets	1,963,650			1,750,135
Total assets	$19,832,614			$17,208,321
Interest-bearing liabilities
Deposits:
NOW accounts	$2,885,726	4,021	0.28%	$2,552,431	3,317	0.26%
Savings and money market accounts	6,542,540	11,166	0.34%	5,534,999	8,432	0.31%
Certificates of deposit	2,107,871	8,663	0.83%	2,241,492	9,371	0.84%
Total interest-bearing deposits	11,536,137	23,850	0.42%	10,328,922	21,120	0.41%
Short-term borrowings	559,486	1,147	0.41%	603,612	583	0.19%
Long-term debt	558,404	6,477	2.29%	435,186	5,946	2.72%
Total interest-bearing liabilities	12,654,027	31,474	0.50%	11,367,720	27,649	0.49%
Non-interest-bearing demand deposits	4,426,093			3,624,628
Non-interest-bearing liabilities	185,430			154,077
Total liabilities	17,265,550			15,146,425
Shareholders’ equity	2,567,064			2,061,896
Total liabilities and shareholders’ equity	$19,832,614			$17,208,321
Net earning assets	$5,360,152			$4,219,261
Net interest income / Net interest spread		$324,156	3.48%		$271,481	3.39%
Net interest income (TE) / Net interest margin (TE) (3)		$328,848	3.63%		$275,517	3.53%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $1.4 million for the six-month periods ended June 30, 2016 and 2015.

(3)	Taxable equivalent yields are calculated using a rate of 35%, which approximates the marginal tax rate.

Net interest income was $162.8 million for the second quarter of 2016, a $17.1 million, or 11.7%, increase compared to the same quarter of 2015. The second quarter of 2016 reflects a $1.5 billion, or 8.8%, increase in average earning assets, partially offset by a $625.6 million, or 5.2%, increase in average interest-bearing liabilities compared to the second quarter of 2015. The earning asset yield increased 10 basis points to 3.97% during the second quarter of 2016, while funding costs increased one basis point to 0.50% when compared to the second quarter of 2015. The primary driver of the increase in earning asset yield was the timing of large purchases of bonds during the second half of 2015 at a higher average yield, and sale of lower yielding investments at the end of the current period. In addition, amortization of the FDIC loss share receivable, which results in a negative yield for this asset, continues to decrease. While the FOMC increased rates in December of 2015, the incremental benefit of that rate increase was partially offset by compressing spreads on loan originations. As a result, the net interest spread increased nine basis points to 3.47%, from 3.38%, and the net interest margin on an annualized basis increased nine basis points to 3.61%, from 3.52%, when comparing the periods.
Net interest income was $324.2 million for the first half of 2016, a $52.7 million, or 19.4%, increase compared to the same period of 2015. Year-to-date 2016 results reflect a $2.4 billion, or 15.6%, increase in average earning assets, partially offset by a $1.3 billion, or 11.3%, increase in average interest-bearing liabilities compared to the first six months of 2015. The earning asset yield increased 10 basis points to 3.98% during the first half of 2016, primarily due to the timing of investment securities purchases at higher yields and sale of lower yielding securities, and a decrease in amortization on FDIC loss share receivables. Funding costs increased one basis point to 0.50% when compared to 2015. As a result, the net interest spread increased nine basis points to 3.48%, from 3.39%, and the net interest margin on an annualized basis increased 10 basis points to 3.63%, from 3.53%, when comparing the periods.
Average loans made up 80.3% and 79.7% of average earning assets in the second quarters of 2016 and 2015, respectively, and 80.3% and 79.8% for the respective six-month periods. Average loans increased $1.3 billion, or 9.6%, when comparing the second quarter of 2016 to the same quarter of 2015, and $2.0 billion, or 16.3%, when comparing the six months of 2016 to the same period of 2015. The increase in loans was a result of organic growth in the Company's legacy loan portfolio. Investment securities made up 15.7% and 14.8% of average earning assets for the second quarters of 2016 and 2015, respectively, and 15.9% and 15.3% for the respective six-month periods.
Average interest-bearing deposits made up 90.4% and 92.5% of average interest-bearing liabilities in the second quarters of 2016 and 2015, respectively, and 91.2% and 90.9% for the respective six-month periods. Average short-term borrowings and long-term debt comprised 9.6% of average interest-bearing liabilities in the second quarter of 2016, compared to 7.5% for the second quarter of 2015, and 8.8% for the first six months of 2016, compared to 9.1% for the same period of 2015.
The following table sets forth information regarding average loan balances and average yields, segregated into the legacy and acquired portfolios, for the periods indicated.
TABLE 4 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended June 30				Six Months Ended June 30
	2016		2015		2016		2015
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Legacy loans	11,737,394	4.00%	10,147,037	3.88%	11,528,043	4.01%	9,941,937	3.88%
Acquired loans	2,833,551	6.66%	3,150,687	6.85%	2,934,634	6.57%	2,493,688	7.22%
Total loans	14,570,945	4.52%	13,297,724	4.58%	14,462,677	4.53%	12,435,625	4.55%
FDIC loss share receivables	32,189	(51.16)%	55,751	(52.50)%	34,775	(48.63)%	60,929	(43.78)%
Total loans and FDIC loss share receivables	$14,603,134	4.45%	$13,353,475	4.38%	$14,497,452	4.45%	$12,496,554	4.36%
Provision for Loan Losses
Provision for loan losses was up $3.1 million, or 35.0%, to $11.9 million in the second quarter of 2016, compared to $8.8 million in the second quarter of 2015. The increase is attributable to both organic loan growth and the downward migration of energy-related credits as expected, due to general energy sector weakness from a global supply and demand imbalance that has led to sustained low oil and gas prices.

Provision expense was $26.8 million, up $12.6 million, or 89.4%, during the first six months of 2016 compared to 2015. The increase is partially related to total loan growth of 5.5% from June 30, 2015 to June 30, 2016, but primarily is due to a 69%

increase in classified assets as of those respective period ends. Classified assets as of June 30, 2016 were $414 million, of which $244 million were energy-related, compared to classified assets of $245 million as of June 30, 2015, of which $32 million were energy-related.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.

Non-interest Income
The Company’s operating results for the three months ended June 30, 2016 included non-interest income of $64.9 million compared to $61.5 million for the same period of 2015. The $3.4 million, or 5.5%, increase in non-interest income was primarily due to a $1.4 million, or 149.7%, increase in client derivatives income, a $1.1 million, or 32.1%, increase in treasury management income, higher gains on sales of available-for-sale securities of $886 thousand, or 98.1%, as well as slight increases in mortgage income ($745 thousand, or 3.0%) and service charges ($778 thousand, or 7.7%), partially offset by a $1.7 million, or 56.9%, decrease in income generated by ICP. Non-interest income as a percentage of total gross revenue (defined as total interest and dividend income and non-interest income) in the second quarter of 2016 was 26.6% compared to 27.7% of total gross revenue in the second quarter of 2015.
Non-interest income increased $10.4 million, or 9.4%, to $120.8 million during the first six months of 2016, which included increases of $3.4 million, or 173.0%, in client derivatives income, $2.3 million, or 35.1%, in treasury management income, and $2.7 million, or 6.2%, in mortgage income. These increases, in addition to increased non-interest income related to service charges on deposit accounts, sales of SBA loans, and sales of available-for-sale investments, were partially offset by a $2.1 million, or 21.7%, decrease in broker commissions income from lower ICP revenues.
In the first half of 2016, mortgage production and sales resulted in a $2.7 million, or 6.2%, increase in mortgage income over the first six months of 2015. The Company originated $1.23 billion in mortgage loans in the first six months of 2016, up $48.8 million, or 4.1%, from the year-ago period. The Company sold $1.21 billion in mortgage loans during the six months ended June 30, 2016, up $64.1 million, or 5.6%, from the comparable period of 2015.
Non-interest Expense
Non-interest expense for the second quarter of 2016 decreased $13.7 million, or 8.9%, compared to the same quarter of 2015. The primary reason for the decrease relates to merger-related expenses associated with the acquisition of Georgia Commerce during the second quarter of 2015 and conversion costs related to the Company's acquisitions of Florida Bank Group and Old Florida. Merger-related expense decreases period over period included a $5.3 million, or 46.7%, decrease in data processing expenses, a $1.0 million, or 25.0%, decrease in marketing and business development expenses, and a $1.0 million, or 17.2%, decrease in professional services expenses.

Credit and other loan related expense decreased $1.8 million, or 38.0%, from the year-ago quarter as a result of a lower reserve for unfunded lending commitments due to a risk shift from higher-risk energy-related commitments, which have decreased as these lines have funded or been curtailed, to lower-risk unfunded commitments. In addition, other non-interest expense decreased $4.2 million, or 27.8%, primarily the result of $2.3 million in lower net costs of OREO from write-downs of former bank properties in the second quarter of 2015 as part of branch consolidation efforts, in contrast to gains on sales of those properties recognized during the current quarter of 2016. Other non-interest expense in the second quarter of 2015 also included $1.3 million of prepayment charges on the early redemption of long-term borrowings. Salaries and employee benefits and occupancy and equipment expenses were essentially flat quarter-over-quarter, despite the Company's acquisition-related growth, as a result of the Company's focus on cost control.

Non-interest expense for the first half of 2016 was $277.0 million, $9.4 million, or 3.3%, lower than the comparable period of 2015. The primary reason for the decrease is the merger-related expenses incurred during the first half of 2015 resulting from the Company's three 2015 acquisitions. Merger-related expenses included data processing expense of $9.9 million and professional services expense of $4.5 million during the first half of 2015.
On a year-to-date basis, credit and other loan related expenses decreased $3.3 million, or 37.1%, period-over-period as a result of a decrease in the reserve for unfunded lending commitments. Net costs of OREO property decreased $3.6 million, or 154.3%, related to impairment charges on branch closures taken in 2015, compared to the gains recognized on sales of those former bank properties in 2016. These decreases were offset by a $9.1 million, or 5.8%, increase in salaries and employee benefits expense, primarily a result of the Company’s acquisition-related growth.
The Company's GAAP efficiency ratio was 61.3% for the three months ended June 30, 2016, a significant improvement over the 73.9% efficiency ratio for the three months ended June 30, 2015. Including the effects of tax benefits related to tax-exempt income, and excluding amortization of intangibles and non-core revenues and expenses, the core tangible efficiency ratio on a tax-equivalent non-GAAP basis was 60.0% for the second quarter of 2016, compared to 64.4% for the second quarter of 2015. The reconciliation of the GAAP to non-GAAP measure is included in Table 18.
Income Taxes
For the three months ended June 30, 2016 and 2015, the Company recorded income tax expense of $25.5 million and $14.4 million, respectively, equating to an effective income tax rate of 33.4% and 31.8%, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded income tax expense of $47.6 million and $25.4 million, respectively, which resulted in an effective income tax rate of 33.7% for the first half of 2016 and 31.2% for the same period of 2015.
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

FINANCIAL CONDITION
Earning Assets
Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. As a result of organic growth, earning assets increased $543.4 million, or 3.1%, since December 31, 2015.
The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company had total loans of approximately $14.7 billion at June 30, 2016, an increase of $395.1 million, or 2.8%, from December 31, 2015. Legacy loans increased $794.3 million, or 7.1%, to $12.0 billion at June 30, 2016, while acquired loans decreased $399.2 million, or 12.7%, to $2.7 billion at June 30, 2016. The growth in the legacy portfolio included increases in commercial loans of $651.4 million, or 8.0%, consumer loans of $42.2 million, or 1.8%, and mortgage loans of $100.7 million, or 14.5%, over December 31, 2015 balances. With no additional acquisitions in the first half of 2016, the acquired portfolio is decreasing as expected over time as pay-downs and pay-offs occur. In addition, acquired loans are transferred to the legacy portfolio as they are refinanced, renewed, restructured, or otherwise underwritten to the Company's standards.
The major categories of loans outstanding at June 30, 2016 and December 31, 2015 are presented in the following tables, segregated into legacy and acquired loans.
TABLE 5 – SUMMARY OF LOANS

	June 30, 2016
	Commercial				Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Indirect automobile	Home Equity	Credit Card	Other	Total
Legacy	$5,097,689	$3,027,590	$659,510	$794,701	$182,199	$1,695,113	$78,044	$450,003	$11,984,849
Acquired	1,374,312	408,219	2,524	454,361	24	434,699	508	63,065	2,737,712
Total	$6,472,001	$3,435,809	$662,034	$1,249,062	$182,223	$2,129,812	$78,552	$513,068	$14,722,561

	December 31, 2015
	Commercial				Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Indirect automobile	Home Equity	Credit Card	Other	Total
Legacy	$4,504,062	$2,952,102	$677,177	$694,023	$246,214	$1,575,643	$77,261	$464,038	$11,190,520
Acquired	1,569,449	492,476	3,589	501,296	84	490,524	582	78,908	3,136,908
Total	$6,073,511	$3,444,578	$680,766	$1,195,319	$246,298	$2,066,167	$77,843	$542,946	$14,327,428

Loan Portfolio Components
The Company’s loan to deposit ratio at June 30, 2016 and December 31, 2015 was 92.8% and 88.6%, respectively. The percentage of fixed rate loans to total loans was 46.0% at June 30, 2016 and 47.9% at December 31, 2015. The discussion below highlights activity by major loan type.
Commercial Loans
Total commercial loans increased $371.0 million, or 3.6%, to $10.6 billion at June 30, 2016, from $10.2 billion at December 31, 2015. Legacy commercial loan growth during the first six months of 2016 totaled $651.4 million, an 8.0% increase from year-end 2015. The Company continued to attract and retain commercial customers as commercial loans were 71.8% of the total loan portfolio at June 30, 2016, compared to 71.2% at December 31, 2015. Unfunded commitments on commercial loans, including approved loan commitments not yet funded, were $3.9 billion at June 30, 2016, an increase of $308.5 million, or 8.7%, when compared to year-end 2015.

Commercial real estate loans increased $398.5 million, or 6.6%, during the first six months of 2016, driven by an increase in legacy commercial real estate loans of $593.6 million, or 13.2%, partially offset by a decrease in acquired commercial real estate loans of $195.1 million, or 12.4%. At June 30, 2016, commercial real estate loans totaled $6.5 billion, or 44.0% of the total loan portfolio, compared to 42.4% at December 31, 2015. The Company’s underwriting standards generally provide for loan terms of three to five years, with amortization schedules of generally no more than twenty years. Low loan-to-value ratios are generally maintained and usually limited to no more than 80% at the time of origination.
As of June 30, 2016, commercial and industrial loans totaled $3.4 billion, or 23.3% of the total loan portfolio. This represents an $8.8 million, or 0.3%, decrease from December 31, 2015.
The following table details the Company’s commercial loans by state, as defined by market of origination.
TABLE 6 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
June 30, 2016
Real Estate	$1,999,743	$955,482	$740,080	$721,498	$374,974	$135,647	$170,265	$—	$5,097,689
Commercial and Industrial	1,038,996	332,705	354,292	560,495	223,402	93,834	360,348	63,518	3,027,590
Energy-related	78,744	—	82	580,618	66	—	—	—	659,510
Total legacy	3,117,483	1,288,187	1,094,454	1,862,611	598,442	229,481	530,613	63,518	8,784,789

Real Estate	197,851	813,195	21,064	23,582	—	307,765	10,855	—	1,374,312
Commercial and Industrial	21,380	152,137	996	17,861	—	173,060	3,758	39,027	408,219
Energy-related	2,164	—	—	—	—	—	—	360	2,524
Total acquired	221,395	965,332	22,060	41,443	—	480,825	14,613	39,387	1,785,055
Total	$3,338,878	$2,253,519	$1,116,514	$1,904,054	$598,442	$710,306	$545,226	$102,905	$10,569,844

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
December 31, 2015
Real Estate	$1,890,451	$695,032	$712,658	$645,957	$355,375	$65,874	$138,712	$3	$4,504,062
Commercial and Industrial	1,089,850	252,780	346,905	590,276	213,887	59,619	347,992	50,793	2,952,102
Energy-related	101,193	—	41	575,822	121	—	—	—	677,177
Total legacy	3,081,494	947,812	1,059,604	1,812,055	569,383	125,493	486,704	50,796	8,133,341

Real Estate	243,998	902,542	26,989	23,280	—	358,700	13,940	—	1,569,449
Commercial and Industrial	26,149	176,458	1,156	17,574	—	209,583	6,479	55,077	492,476
Energy-related	1,633	—	—	—	—	—	—	1,956	3,589
Total acquired	271,780	1,079,000	28,145	40,854	—	568,283	20,419	57,033	2,065,514
Total	$3,353,274	$2,026,812	$1,087,749	$1,852,909	$569,383	$693,776	$507,123	$107,829	$10,198,855
Energy-related Loans
The Company’s loan portfolio includes energy-related loans totaling $662.0 million outstanding at June 30, 2016, or 4.5% of total loans, compared to $680.8 million, or 4.8% of total loans, at December 31, 2015, a decrease of $18.7 million, or 2.8%. At June 30, 2016, E&P loans accounted for 49.5% of energy-related loans and 53.5% of energy-related commitments. Midstream companies accounted for 18.7% of energy-related loans and 18.9% of energy commitments, while service company loans totaled 31.8% of energy-related loans and 27.6% of energy commitments.
The rapid and sustained decline in energy commodity prices has unsettled the financial condition of businesses and communities tied to the oil and gas industries. While the vast majority of the Company's loan portfolio continues to have no exposure to these concerns, we remain vigilant in our actions to mitigate the risks in the current environment.

Generally, service companies are the most affected by fluctuations in commodity prices, while midstream companies are least affected. The Company's historical focus on sound client selection, conservative credit underwriting, proactive portfolio management, and market and business diversification continue to serve the Company well. The strategic decision to expand into larger markets across the southeastern U.S. allows the Company to drive growth and profitability to offset declining exposures to clients in the energy sector. Based on the composition of its portfolio at June 30, 2016, the Company believes most of its exposures are in areas of lower credit risk.
Mortgage Loans
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $53.7 million, or 4.5%, compared to December 31, 2015, the result of seasonal demand.
Consumer Loans
The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At June 30, 2016, $2.9 billion, or 19.7%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 20.5%, at the end of 2015. Total consumer loans decreased $29.6 million, or 1.0%, from December 31, 2015, primarily due to decreases across most categories of consumer loans with the exception of a $63.6 million, or 3.1%, increase in home equity loans, which comprise $2.1 billion of the $2.9 billion consumer loan portfolio at June 30, 2016.
In January 2015, the Company announced it would exit the indirect automobile lending business. The Company concluded compliance risk associated with these loans had become unbalanced relative to potential returns generated by the business on a risk-adjusted basis. At June 30, 2016, indirect automobile loans totaled $182.2 million, or 1.2% of the total loan portfolio, compared to $246.3 million, or 1.7% of the total loan portfolio, at December 31, 2015.

The remainder of the consumer loan portfolio at June 30, 2016 consisted of credit card loans, direct automobile loans and other personal loans, and comprised 4.0% of the total loan portfolio.
Overall, the composition of the Company’s loan portfolio as of June 30, 2016 is consistent with the composition as of December 31, 2015.
In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 6, Allowance for Credit Losses, for credit quality factors by loan portfolio segment.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 6, unscoreable consumer loans have been included in loans with credit scores below 660. Credit scores reflect the Company’s most recent information available as of the dates indicated.
TABLE 7 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
June 30, 2016
Legacy	$1,022,467	$360,370	$259,041	$121,836	$248,303	$46,198	$63,996	$283,148	$2,405,359
Acquired	142,805	205,096	34,925	37,216	—	66,231	11,981	42	498,296
Total	$1,165,272	$565,466	$293,966	$159,052	$248,303	$112,429	$75,977	$283,190	$2,903,655

December 31, 2015
Legacy	$1,023,828	$286,539	$246,837	$113,773	$252,289	$32,562	$51,182	$356,146	$2,363,156
Acquired	155,980	233,886	36,977	42,420	—	86,083	14,742	10	570,098
Total	$1,179,808	$520,425	$283,814	$156,193	$252,289	$118,645	$65,924	$356,156	$2,933,254

TABLE 8 – CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
June 30, 2016
Legacy	$385,340	$636,959	$1,383,060	$—	$2,405,359
Acquired	88,450	133,648	303,222	(27,024)	498,296
Total	$473,790	$770,607	$1,686,282	$(27,024)	$2,903,655

December 31, 2015
Legacy	$427,938	$604,751	$1,330,467	$—	$2,363,156
Acquired	122,619	144,665	334,023	(31,209)	570,098
Total	$550,557	$749,416	$1,664,490	$(31,209)	$2,933,254

Mortgage Loans Held for Sale
Loans held for sale increased $63.4 million, or 38.1%, to $229.7 million at June 30, 2016 compared to year-end 2015. The increase in the balance during the first six months of 2016 resulted primarily from higher seasonal production and the timing of mortgage production and sales. Mortgage loan originations during the quarter ended June 30, 2016 totaled $710 million, and outpaced sales of $673 million during that period. In contrast, mortgage loan sales of $597 million during the fourth quarter of 2015 exceeded originations of $558 million during that quarter.
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
Non-performing Assets
The Company defines nonperforming assets as non-accrual loans, accruing loans more than 90 days past due, OREO and foreclosed property. Management continually monitors loans and transfers loans to non-accrual status when warranted. The Company accounts for covered loans, loans formerly covered by loss sharing agreements with the FDIC, other loans acquired with deteriorated credit quality, as well as all loans acquired with significant discounts that did not exhibit deteriorated credit quality at acquisition, in accordance with ASC Topic 310-30. Collectively, all loans accounted for under ASC 310-30 are referred to as "purchased impaired loans". Application of ASC Topic 310-30 results in significant accounting differences, compared to loans originated or acquired by the Company that are not accounted for under ASC 310-30. See Note 1, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015 for further details.

The following table sets forth the composition of the Company's non-performing assets, including accruing loans 90 days or more past due and TDRs for the periods indicated.
TABLE 9 – NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Legacy	Acquired	Legacy	Acquired
Non-accrual loans:
Commercial	$13,291	$45,943	$22,201	66,431
Energy-related	60,766	48	7,081	1,368
Mortgage	12,823	20,201	13,674	22,476
Consumer and credit card	8,216	12,024	7,972	13,222
Total non-accrual loans	95,096	78,216	50,928	103,497
Accruing loans 90 days or more past due	353	1,227	624	1,346
Total non-performing loans (1)	95,449	79,443	51,552	104,843
OREO and foreclosed property (2)	14,478	12,742	16,491	17,640
Total non-performing assets (1)	109,927	92,185	68,043	122,483
Performing troubled debt restructurings (3)	147,893	5,571	38,441	3,233
Total non-performing assets and troubled debt restructurings (1)	$257,820	$97,756	$106,484	$125,716
Non-performing loans to total loans (1)	0.80%	2.90%	0.46%	3.34%
Non-performing assets to total assets (1)	0.63%	3.35%	0.42%	3.84%
Non-performing assets and troubled debt restructurings to total assets (1)	1.48%	3.55%	0.65%	3.94%
Allowance for credit losses to non-performing loans	126.44%	51.09%	209.41%	42.51%
Allowance for credit losses to total loans	1.01%	1.48%	0.96%	1.42%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at June 30, 2016 and December 31, 2015 include $8.0 million and $8.1 million, respectively, of legacy former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for June 30, 2016 and December 31, 2015 exclude $52.6 million and $23.4 million, respectively, of legacy loans, and $1.2 million and $408,000, respectively, of acquired loans, in troubled debt restructurings that meet non-performing asset criteria.

Legacy non-performing assets increased $41.9 million, or 61.6%, compared to December 31, 2015, as non-accrual loans increased $44.2 million offset by a decrease in OREO of $2.0 million. Including TDRs that are in compliance with their modified terms, total legacy non-performing assets and TDRs increased $151.3 million during the first six months of 2016.
Non-performing legacy loans were 0.80% of total legacy loans at June 30, 2016, 34 basis points higher than at December 31, 2015. The increase in legacy non-performing assets for the first six months of 2016 was due primarily to a $53.7 million increase in energy-related non-accrual loans, offset by an $8.9 million decrease in commercial non-accrual loans.
Non-performing assets as a percentage of total assets have remained at relatively low levels. Legacy non-performing assets were 0.63% of total legacy assets at June 30, 2016, 21 basis points higher than at December 31, 2015. The allowance for credit losses as a percentage of non-performing legacy loans was 126.44% at June 30, 2016 and 209.41% at December 31, 2015. The Company’s allowance for credit losses as a percentage of legacy loans increased five basis points from 0.96% at December 31, 2015 to 1.01% at June 30, 2016.
The Company had gross charge-offs on legacy loans of $17.3 million during the six months ended June 30, 2016. Offsetting these charge-offs were recoveries of $2.0 million. As a result, net charge-offs on legacy loans for the first six months of 2016 were $15.3 million, or 0.27% annualized of average loans, as compared to net charge-offs of $5.1 million, or 0.10% annualized, for the first six months of 2015.

At June 30, 2016, excluding acquired loans, the Company had $331.7 million of legacy commercial assets classified as substandard, $11.0 million of legacy commercial assets classified as doubtful, and no assets classified as loss. Accordingly, the aggregate of the Company’s legacy commercial classified assets was 1.70% of total assets, 2.33% of total loans, and 2.86% of legacy loans. At December 31, 2015, legacy commercial classified assets totaled $144.1 million, or 0.74% of total assets, 1.01% of total loans, and 1.29% of legacy loans. As with non-classified assets, a reserve for credit losses has been recorded for substandard and doubtful loans at June 30, 2016 in accordance with the Company’s allowance for credit losses policy.
In addition to the problem loans described above, there were $121.0 million of legacy commercial loans classified as special mention at June 30, 2016, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans at June 30, 2016, increased $16.2 million, or 15.5%, from December 31, 2015, primarily due to energy-related loans.
As noted above, the asset quality of the Company’s energy-related loan portfolio has been and may continue to be impacted by low commodity prices. At June 30, 2016, non-accrual energy-related loans totaled $60.8 million, compared to $8.5 million at year-end 2015. To date, the Company has experienced $7.7 million in energy-related charge-offs. Excluding energy-related loans, non-accrual loans decreased $33.5 million from December 31, 2015 to June 30, 2016.
The overall balance of the acquired loan portfolio has diminished as loans have paid down and paid off. The credit quality of the acquired loan portfolio has also improved over time. Acquired non-performing loans decreased $25.4 million, or 24.2%, from year-end, and were 2.90% of total acquired loans at June 30, 2016, compared to 3.34% at December 31, 2015.
Past Due Loans
Past due status is based on the contractual terms of loans. Legacy past due loans (including non-accrual loans) were 1.18% of total loans at June 30, 2016 and 0.65% at December 31, 2015. At June 30, 2016, total past due acquired loans were 3.37% of total loans, a decrease of 47 basis points from December 31, 2015. Additional information on past due loans is presented in the following table.
TABLE 10 – PAST DUE LOAN SEGREGATION

	June 30, 2016
	Legacy		Acquired		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$29,433	0.25%	$7,683	0.28%	$37,116	0.25%
60-89 days past due	16,473	0.14	5,263	0.19	21,736	0.15
90-119 days past due	247	—	281	0.01	528	—
120 days past due or more	106	—	946	0.03	1,052	0.01
	46,259	0.39	14,173	0.51	60,432	0.41
Non-accrual loans (1)	95,096	0.79	78,216	2.86	173,312	1.17
Total past due and non-accrual loans	$141,355	1.18%	$92,389	3.37%	$233,744	1.58%

(1)	The acquired loans balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of non-accrual loans.

	December 31, 2015
	Legacy		Acquired		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$13,839	0.12%	$9,039	0.29%	$22,878	0.16%
60-89 days past due	6,270	0.07	6,431	0.21	12,701	0.09
90-119 days past due	461	—	1,290	0.04	1,751	0.01
120 days past due or more	163	—	56	—	219	—
	20,733	0.19	16,816	0.54	37,549	0.26
Non-accrual loans (1)	50,928	0.46	103,497	3.30	154,425	1.08
Total past due loans	$71,661	0.65%	$120,313	3.84%	$191,974	1.34%

(1)	The acquired loans balance represents the outstanding balance of loans that would otherwise meet the Company’s definition of non-accrual loans.
Total legacy loans past due increased $69.7 million, or 97.3%, from December 31, 2015, which included increases in legacy non-accrual loans of $44.2 million and $25.8 million of loans 30-89 days past due. The increase in legacy non-accrual loans was due primarily to a net $53.7 million increase in energy-related non-accrual loans.

Total acquired past due loans decreased $27.9 million from December 31, 2015 to $92.4 million at June 30, 2016. The change was primarily due to a decrease in total acquired non-accrual loans of $25.3 million.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at June 30, 2016 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015 for more information.
The allowance for credit losses was $161.3 million at June 30, 2016, or 1.10% of total loans, $8.8 million higher than at December 31, 2015. The allowance for credit losses as a percentage of loans was 1.06% at December 31, 2015.
The allowance for credit losses on the legacy portfolio increased $12.7 million, or 11.8%, since December 31, 2015, primarily due to an increase in legacy non-accrual and classified loans during the first six months of 2016. Legacy non-accrual and commercial classified loans increased $44.2 million and $198.6 million, respectively, when compared to year-end 2015, primarily due to general energy sector weakness, as previously discussed.
At June 30, 2016 and December 31, 2015, the allowance for loan losses covered non-performing legacy loans 1.1 times and 1.8 times, respectively. Including acquired loans, the allowance for loan losses covered 84.3% and 88.5% of total non-performing loans at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016, the Company had an allowance for credit losses of $40.6 million to reserve for probable losses currently in the acquired loan portfolio that have arisen after the losses estimated at the respective acquisition dates.

The following table sets forth the activity in the Company’s allowance for credit losses for the periods indicated.
TABLE 11 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	June 30, 2016			June 30, 2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total	Legacy Loans	Acquired Loans	Total
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378	$76,174	$53,957	$130,131
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	28,390	(2,416)	25,974	12,631	661	13,292
Adjustment attributable to FDIC loss share arrangements	—	797	797	—	843	843
Net provision for (reversal of) loan losses	28,390	(1,619)	26,771	12,631	1,504	14,135
Adjustment attributable to FDIC loss share arrangements	—	(797)	(797)	—	(843)	(843)
Transfer of balance to OREO and other	—	(967)	(967)	—	(9,765)	(9,765)
Loans charged-off	(17,359)	(1,196)	(18,555)	(7,114)	(665)	(7,779)
Recoveries	2,022	600	2,622	2,032	238	2,270
Allowance for loan losses at end of period	106,861	40,591	147,452	83,723	44,426	128,149
Reserve for unfunded commitments at beginning of period	14,145	—	14,145	11,801	—	11,801
Provision for (Reversal of) unfunded lending commitments	(319)	—	(319)	1,443	—	1,443
Reserve for unfunded commitments at end of period	13,826	—	13,826	13,244	—	13,244
Allowance for credit losses at end of period	$120,687	$40,591	$161,278	$96,967	$44,426	$141,393

FDIC Loss Share Receivable
As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivable decreased $10.7 million, or 26.7%, from $39.9 million at December 31, 2015 to $29.2 million at June 30, 2016. The decrease was due primarily to amortization of $8.5 million and submission of reimbursable losses to the FDIC of $1.3 million. See Note 7 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.
Investment Securities
Investment securities decreased by $30.3 million, or 1.0%, since December 31, 2015 to $2.9 billion at June 30, 2016. Investment securities approximated 14.2% and 14.9% of total assets at June 30, 2016 and December 31, 2015, respectively. Average investment securities were 15.9% of average earning assets in the first six months of 2016, up from 15.3% for the same period of 2015.
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises at June 30, 2016. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At June 30, 2016, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
The Company assesses the nature of the unrealized losses in its investment portfolio at least quarterly to determine if there are losses that are deemed other-than-temporary. Based on its analysis, the Company concluded no declines in the market value of the Company’s investment securities were deemed to be other-than-temporary at June 30, 2016 and December 31, 2015. Note 4 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions increased $148.5 million, or

55.3%, from December 31, 2015 to $417.2 million at June 30, 2016. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.

FUNDING SOURCES
Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit balances by offering a wide variety of products, competitive interest rates, convenient branch office locations and service hours, and mobile and online banking. Increasing core deposits through the development of client relationships, and acquisitions as opportunities arise, is a continuing focus of the Company. Short-term and long-term borrowings have become an important funding source as the Company has grown. Other funding sources include junior subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first six months of 2016.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits decreased $316.7 million, or 2.0%, to $15.9 billion at June 30, 2016, from $16.2 billion at December 31, 2015. Over the same period, non-interest-bearing deposits increased $187.0 million, or 4.3%, and equated to 28.6% and 26.9% of total deposits at June 30, 2016 and December 31, 2015, respectively. The decrease in deposits from year-end is partially cyclical in nature due to a surge in public funds in the fourth quarter that decline over the remainder of the subsequent year. In addition, the Company had several large temporary deposits, related to a few specific energy clients, leave since year-end, as anticipated.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.

TABLE 12 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	June 30, 2016		December 31, 2015		$ Change	% Change
Non-interest-bearing deposits	$4,539,254	28.6%	$4,352,229	26.9%	$187,025	4.3%
NOW accounts	2,985,284	18.8	2,974,176	18.4	11,108	0.4
Money market accounts	5,391,390	34.0	6,010,882	37.2	(619,492)	(10.3)
Savings accounts	796,855	5.0	716,838	4.4	80,017	11.2
Certificates of deposit	2,149,244	13.6	2,124,623	13.1	24,621	1.2
Total deposits	$15,862,027	100.0%	$16,178,748	100.0%	$(316,721)	(2.0)%
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 12.5 basis points.
The following table details the average and ending balances of repurchase transactions as of and for the six months ended June 30:
TABLE 13 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2016	2015
Average balance	$241,380	$249,899
Ending balance	288,017	209,004
Total short-term borrowings increased $439.0 million, or 134.4%, from December 31, 2015, to $765.6 million at June 30, 2016, a result of increases of $367.6 million in FHLB advances outstanding and $71.4 million in repurchase agreements. On a quarter-to-date average basis, short-term borrowings increased $162.6 million, or 35.2%, from the second quarter of 2015. The increase in the average outstanding balance was largely due to the increase of FHLB advances during 2016.

Total short-term borrowings were 4.4% of total liabilities and 52.7% of total borrowings at June 30, 2016, compared to 1.9% and 49.0%, respectively, at December 31, 2015. On a quarter-to-date average basis, short-term borrowings were 3.6% of total liabilities and 51.3% of total borrowings in the second quarter of 2016, compared to 2.8% and 50.8%, respectively, during the same period of 2015.
The weighted average rate paid on short-term borrowings was 0.42% and 0.19% during the second quarters of 2016 and 2015, respectively.

Long-term Debt

Long-term debt increased $347.0 million from December 31, 2015 to $687.4 million at June 30, 2016, due to an increase in FHLB borrowings during the period. On a period-end basis, long-term debt was 3.9% and 2.0% of total liabilities at June 30, 2016 and December 31, 2015, respectively.
On average, long-term debt increased to $593.3 million in the second quarter of 2016, $146.6 million, or 32.8%, higher than the second quarter of 2015, as the Company took advantage of favorable rates on FHLB advances to offset expected deposit outflows and pre-fund future debt maturities. Average long-term debt was 3.4% of total liabilities during the current quarter, compared to 2.8% during the second quarter of 2015.
Long-term debt at June 30, 2016 included $483.5 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $83.8 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common and preferred shareholders. The junior subordinated debt is redeemable by the Company, at its option, in whole or in part.

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
At June 30, 2016 and December 31, 2015, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 14 – REGULATORY CAPITAL RATIOS

	Well-Capitalized Minimums	June 30, 2016	December 31, 2015
IBERIABANK Corporation		Actual	Actual
Tier 1 Leverage	N/A	9.70%	9.52%
Common Equity Tier 1 (CET1)	N/A	10.07	10.07
Tier 1 risk-based capital	N/A	10.84	10.70
Total risk-based capital	N/A	12.46	12.14
IBERIABANK
Tier 1 Leverage	5.00%	9.30%	9.03%
Common Equity Tier 1 (CET1)	6.50	10.39	10.14
Tier 1 risk-based capital	8.00	10.39	10.14
Total risk-based capital	10.00	11.33	11.05

In the second quarter of 2016, the Company's Tier 1 capital ratio was impacted by the phase out of the remaining 25% of its trust preferred securities from Tier 1 capital into Tier 2 capital. Additionally, the Company and IBERIABANK's CET1 capital, Tier 1 risk-based capital and total risk-based capital were impacted at June 30, 2016 by an additional 20% phase out of certain intangible assets above the December 31, 2015 phase out percentage. See Note 10 to the unaudited consolidated financial statements for additional information on the Company's capital ratios and shareholders' equity.

On May 4, 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The Company anticipates the share repurchase program will extend over a two-year time frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the second quarter of 2016, the Company repurchased 202,506 common shares at a weighted average price of $57.61 per common share.

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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at June 30, 2016 totaled $1.7 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available-for-sale, which provides the ability to liquidate unencumbered securities as needed. Of the $2.9 billion in the investment securities portfolio, $1.6 billion is unencumbered and the remaining $1.3 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced significant cash inflows on a regular basis. Securities cash flows may be dependent on prepayment speeds and could change as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At June 30, 2016 the Company had $961.1 million of outstanding FHLB advances, of which $477.6 million was short-term and $483.5 million was long-term. Additional FHLB borrowing capacity at June 30, 2016 amounted to $3.9 billion. At June 30, 2016, the Company also has various funding arrangements with commercial banks providing up to $180.0 million in the form of federal funds and other lines of credit. At June 30, 2016, there were no balances outstanding on these lines, and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at June 30, 2016 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

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
The objective of interest rate risk management is to control the effects that interest rate fluctuations have on net interest income and on the net present value of the Company’s earning assets and interest-bearing liabilities. Management and the Board are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulation and asset/liability net present value sensitivity analyses. The Company uses financial modeling to measure the impact of changes in interest rates on the net interest margin and to predict market risk. Estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. These analyses provide a range of potential impacts on net interest income and economic value of equity caused by interest rate movements.

Included in the modeling are instantaneous parallel rate shift scenarios, which are utilized to establish exposure limits. These scenarios are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount, rather than a gradual rate shift over a period of time that has traditionally been more realistic.
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at June 30, 2016, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.
TABLE 15 – INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income (Yr 1)
+ 200	10.7%
+ 100	5.4%
- 100	(4.2)%
- 200	(5.4)%
The influence of using the forward curve as of June 30, 2016 as a basis for projecting the interest rate environment would approximate a 1.0% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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
The FOMC of the FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted Federal funds rate. On December 17, 2015, the FOMC voted to raise the target Federal funds rate by 0.25%, the first increase since 2006. The FOMC expects that economic conditions will evolve in a manner that will warrant only gradual increases in the Federal funds rate over the next several years. As the FOMC increases the Federal funds rate, it is possible that overall interest rates could rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our commercial borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 16 – REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	3Q 2016	4Q 2016	1Q 2017	2Q 2017	Total less than one year
Investment securities	$142,460	$106,502	$87,827	$82,199	$418,988
Fixed rate loans	626,437	493,501	468,550	435,362	2,023,850
Variable rate loans	7,290,507	83,357	48,516	57,424	7,479,804
Total loans	7,916,944	576,858	517,066	492,786	9,503,654
	$8,059,404	$683,360	$604,893	$574,985	$9,922,642
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to floors and exclude the repricing of assets from prior periods, as well as covered loans, non-accrual loans and market value adjustments.
As part of its asset/liability management strategy, the Company has emphasized the origination of loans with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of June 30, 2016, $8.0 billion, or 54.0%, of the Company’s total loan portfolio had adjustable interest rates. The Company had no significant concentration to any single borrower or industry segment at June 30, 2016.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which are significantly less sensitive to changes in interest rates. At June 30, 2016, 86.4% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 86.9% at December 31, 2015. Non-interest-bearing transaction accounts were 28.6% and 26.9% of total deposits at June 30, 2016 and December 31, 2015, respectively.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 17 – REPRICING OF LIABILITIES (1)

(Dollars in thousands)	3Q 2016	4Q 2016	1Q 2017	2Q 2017	Total less than one year
Time deposits	$729,375	$348,126	$357,795	$268,347	$1,703,643
Short-term borrowings	565,637	25,000	95,000	80,000	765,637
Long-term debt	165,190	15,997	10,109	11,016	202,312
	$1,460,202	$389,123	$462,904	$359,363	$2,671,592
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
Non-GAAP Measures
This discussion and analysis included herein contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. Non-GAAP measures include but are not limited to descriptions such as core, tangible, and pre-tax pre-provision. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of the Company’s performance. Transactions that are typically excluded from non-GAAP performance measures include realized and unrealized gains/losses on former bank owned real estate, realized gains/losses on securities, income tax gains/losses, merger related charges and recoveries, litigation charges and recoveries, and debt repayment penalties. Management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

TABLE 18 – RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income available to common shareholders (GAAP)	$76,300	$49,956	$1.21	$45,191	$30,836	$0.79
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(1,789)	(1,163)	(0.03)	(1,266)	(823)	(0.02)
Non-interest expense adjustments:
Merger-related expense	—	—	—	12,732	8,392	0.22
Severance expense	140	91	—	406	264	0.01
Impairment of long-lived assets, net of (gain) loss on sale	(1,256)	(816)	(0.02)	1,571	1,021	0.03
Other non-core non-interest expense	1,177	765	0.02	2,050	1,333	0.03
Total non-interest expense adjustments	61	40	—	16,759	11,010	0.29
Core earnings (Non-GAAP)	74,572	48,833	1.18	60,684	41,023	1.05
Provision for loan losses	11,866	7,712	0.19	8,790	5,713	0.15
Core pre-provision earnings (Non-GAAP)	$86,438	$56,545	$1.37	$69,474	$46,736	$1.20

(1)	After-tax amounts calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	Six Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income available to common shareholders (GAAP)	$141,191	$90,149	$2.18	$81,396	$55,962	$1.54
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(1,985)	(1,290)	(0.03)	(1,655)	(1,075)	(0.03)
Non-interest expense adjustments:
Merger-related expense	3	2	—	22,028	14,531	0.40
Severance expense	594	386	0.01	447	291	0.01
Impairment of long-lived assets, net of (gain) loss on sale	(212)	(137)	(0.01)	2,150	1,397	0.04
Other non-core non-interest expense	2,268	1,474	0.04	2,500	1,625	0.05
Total non-interest expense adjustments	2,653	1,725	0.04	27,125	17,844	0.50
Core earnings (Non-GAAP)	141,859	90,584	2.19	106,866	72,731	2.00
Provision for loan losses	26,771	17,400	0.43	14,135	9,188	0.26
Core pre-provision earnings (Non-GAAP)	$168,630	$107,984	$2.62	$121,001	$81,919	$2.26

(1)	After-tax amounts calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended June 30
(Dollars in thousands)	2016	2015
Net interest income (GAAP)	$162,753	$145,677
Add: Effect of tax benefit on interest income	2,332	1,996
Net interest income (TE) (Non-GAAP) (1)	165,085	147,673

Non-interest income (GAAP)	64,917	61,513
Add: Effect of tax benefit on non-interest income	760	579
Non-interest income (TE) (Non-GAAP) (1)	65,677	62,092
Taxable equivalent revenues (Non-GAAP) (1)	230,762	209,765
Securities gains and other non-interest income	(1,789)	(1,266)
Core taxable equivalent revenues (Non-GAAP) (1)	$228,973	$208,499

Total non-interest expense (GAAP)	$139,504	$153,209
Less: Intangible amortization expense	2,109	2,155
Tangible non-interest expense (Non-GAAP) (2)	137,395	151,054
Less: Merger-related expense	—	12,732
Severance expense	140	406
(Gain) Loss on sale of long-lived assets, net of impairment	(1,256)	1,571
Other non-core non-interest expense	1,177	2,050
Core tangible non-interest expense (Non-GAAP) (2)	$137,334	$134,295

Total assets (GAAP)	$20,160,855	$19,238,928
Less: Goodwill and other intangibles	759,966	761,809
Tangible assets (Non-GAAP) (2)	$19,400,889	$18,477,119

Average assets (Non-GAAP)	$20,003,917	$18,445,286
Less: Average intangible assets, net	761,354	704,410
Total average tangible assets (Non-GAAP) (2)	$19,242,563	$17,740,876

Total shareholders’ equity (GAAP)	$2,637,597	$2,365,284
Less: Goodwill and other intangibles	759,966	761,809
Total tangible shareholders’ equity (Non-GAAP) (2)	$1,877,631	$1,603,475

Average shareholders’ equity (GAAP)	$2,603,869	$2,232,126
Less: Average preferred equity	108,955	—
Average common equity	2,494,914	2,232,126
Less: Average intangible assets, net	761,354	704,410
Average tangible common equity (Non-GAAP) (2)	$1,733,560	$1,527,716

Return on average assets (GAAP)	1.00%	0.67%
Add: Effect of non-core revenues and expenses	(0.02)	0.22
Core return on average assets (Non-GAAP)	0.98%	0.89%

Return on average common equity (GAAP)	8.05%	5.54%
Add: Effect of intangibles	3.85	2.93
Effect of non-core revenues and expenses	(0.26)	2.67
Core return on average tangible common equity (Non-GAAP) (2)	11.64%	11.14%

Efficiency ratio (GAAP)	61.3%	73.9%
Less: Effect of tax benefit related to tax-exempt income	0.8	0.9
Efficiency ratio (TE) (Non-GAAP) (1)	60.5%	73.0%
Less: Effect of amortization of intangibles	0.9	1.0
Effect of non-core items	(0.4)	7.6
Core tangible efficiency ratio (TE) (Non-GAAP) (1), (2)	60.0%	64.4%

Total shareholders' equity (GAAP)	$2,637,597	$2,365,284
Less: Goodwill and other intangibles	759,966	761,809
Preferred stock	132,098	—
Tangible common equity (Non-GAAP) (2)	$1,745,533	$1,603,475

Total assets (GAAP)	$20,160,855	$19,238,928
Less: Goodwill and other intangibles	759,966	761,809
Tangible assets (Non-GAAP) (2)	$19,400,889	$18,477,119
Tangible common equity ratio (Non-GAAP) (2)	9.00%	8.68%

Cash Yield:
Earning assets average balance (GAAP)	$18,155,004	$16,688,287
Add: Adjustments	84,118	84,560
Earning assets average balance, as adjusted (Non-GAAP)	$18,239,122	$16,772,847

Net interest income (GAAP)	$162,753	$145,677
Add: Adjustments	(8,573)	(9,062)
Net interest income, as adjusted (Non-GAAP)	$154,180	$136,615

Yield, as reported	3.61%	3.52%
Add: Adjustments	(0.20)%	(0.23)%
Yield, as adjusted (Non-GAAP)	3.41%	3.29%

(1)	TE calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.

(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis were applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Available-for-sale securities
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
CDE	IBERIA CDE, LLC
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
Company	IBERIABANK Corporation and Subsidiaries
Covered Loans	Acquired loans with loss protection provided by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
E&P	Exploration and production energy companies
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Florida Bank Group	Florida Bank Group, Inc.
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commerce	Georgia Commerce Bancshares, Inc.
GSE	Government-sponsored enterprises
HTM	Held-to-maturity securities
IAM	IBERIA Asset Management, Inc.
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
ICP	IBERIA Capital Partners, LLC
IFS	IBERIA Financial Services
IMC	IBERIABANK Mortgage Company
IWA	IBERIA Wealth Advisors
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LTC	Lenders Title Company
MSA	Metropolitan statistical area
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
NPA	Non-performing asset
Old Florida	Old Florida Bancshares, Inc.
OREO	Other real estate owned
Parent	IBERIABANK Corporation
PCD	Purchased Financial Assets with Credit Deterioration
RULC	Reserve for unfunded lending commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2015 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016. Additional information at June 30, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the "Legal Proceedings" section of "Note 16 – Commitments and Contingencies" of the Notes to the Unaudited Consolidated Financial Statements, incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes in risk factors disclosed by the Company in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Iberiabank Corporation's repurchases of its outstanding common stock during the three-month period ended June 30, 2016, is included in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	—	—	—	—
May 1-31, 2016	—	—	—	950,000
June 1-30, 2016	202,506	57.61	202,506	747,494
Total	202,506	57.61	202,506	747,494

On May 4, 2016, IBERIABANK Corporation's Board of Directors authorized the repurchase of up to 950,000 shares of the Company's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The Company anticipates the share repurchase program will extend over a two-year time frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at June 30, 2016.

IBERIABANK Corporation understands the importance of returning capital to shareholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common stock dividend, with the Board of Directors and in conjunction with the regulators, subject to the Company's results of operations. Also, IBERIABANK Corporation is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

IBERIABANK Corporation

Date: August 5, 2016	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: August 5, 2016	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer