Form 10-Q
period 2016-09-30
IBERIABANK CORP
filed 2016-11-07
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2016, the Registrant had 41,074,368 shares of common stock, $1.00 par value, which were issued and outstanding.

IBERIABANK CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$327,799	$241,650
Interest-bearing deposits in banks	773,454	268,617
Total cash and cash equivalents	1,101,253	510,267
Securities available for sale, at fair value	2,885,413	2,800,286
Securities held to maturity (fair values of $93,410 and $100,961, respectively)	90,653	98,928
Mortgage loans held for sale, at fair value	210,866	166,247
Loans covered by loss share agreements	202,211	229,217
Non-covered loans, net of unearned income	14,722,288	14,098,211
Total loans, net of unearned income	14,924,499	14,327,428
Allowance for loan losses	(148,193)	(138,378)
Loans, net	14,776,306	14,189,050
FDIC loss share receivables	24,406	39,878
Premises and equipment, net	308,932	323,902
Goodwill	726,856	724,603
Other assets	663,881	650,907
Total Assets	$20,788,566	$19,504,068

Liabilities
Deposits:
Non-interest-bearing	$4,787,485	$4,352,229
Interest-bearing	11,735,032	11,826,519
Total deposits	16,522,517	16,178,748
Short-term borrowings	713,272	326,617
Long-term debt	672,438	340,447
Other liabilities	213,229	159,421
Total Liabilities	18,121,456	17,005,233

Shareholders’ Equity
Preferred stock, $1 par value - 5,000,000 shares authorized
Non-cumulative perpetual, liquidation preference $10,000 per share; 13,750 and 8,000 shares issued and outstanding, including related surplus	132,097	76,812
Common stock, $1 par value - 100,000,000 shares authorized; 41,081,701 and 41,139,537 shares issued and outstanding, respectively	41,082	41,140
Additional paid-in capital	1,797,835	1,797,982
Retained earnings	676,308	584,486
Accumulated other comprehensive income (loss)	19,788	(1,585)
Total Shareholders’ Equity	2,667,110	2,498,835
Total Liabilities and Shareholders’ Equity	$20,788,566	$19,504,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest and Dividend Income
Loans, including fees	$167,784	$159,915	$497,344	$443,441
Mortgage loans held for sale, including fees	1,774	1,847	5,025	4,742
Investment securities:
Taxable interest	12,042	12,184	38,584	33,906
Tax-exempt interest	1,773	1,546	5,107	4,111
Amortization of FDIC loss share receivable	(3,935)	(5,600)	(12,484)	(19,011)
Other	1,066	1,185	2,558	3,018
Total interest and dividend income	180,504	171,077	536,134	470,207
Interest Expense
Deposits:
NOW and MMDA	7,840	7,968	22,508	19,409
Savings	299	217	818	525
Time deposits	4,592	5,039	13,255	14,410
Short-term borrowings	753	116	1,900	699
Long-term debt	3,603	2,620	10,080	8,566
Total interest expense	17,087	15,960	48,561	43,609
Net interest income	163,417	155,117	487,573	426,598
Provision for loan losses	12,484	5,062	39,255	19,197
Net interest income after provision for loan losses	150,933	150,055	448,318	407,401
Non-interest Income
Mortgage income	21,807	20,628	67,738	63,897
Service charges on deposit accounts	11,066	11,342	32,957	30,766
Title revenue	6,001	6,627	16,881	17,402
Broker commissions	3,797	3,839	11,332	13,462
ATM/debit card fee income	3,483	3,562	10,636	10,420
Income from bank owned life insurance	1,305	1,093	3,918	3,260
Gain on sale of available for sale securities	12	280	1,997	1,569
Other non-interest income	12,350	10,107	35,124	27,114
Total non-interest income	59,821	57,478	180,583	167,890
Non-interest Expense
Salaries and employee benefits	85,028	82,416	250,875	239,131
Net occupancy and equipment	16,526	17,987	50,246	51,613
Communication and delivery	3,041	3,420	9,381	10,164
Marketing and business development	3,200	3,260	9,844	11,003
Data processing	6,076	6,727	18,095	27,928
Professional services	5,553	5,825	14,272	18,657
Credit and other loan related expense	1,928	5,241	7,530	14,154
Insurance	4,853	4,614	13,486	12,402
Travel and entertainment	1,915	2,248	6,236	7,489
Other non-interest expense	10,019	13,230	35,130	38,789
Total non-interest expense	138,139	144,968	415,095	431,330

Income before income tax expense	72,615	62,565	213,806	143,961
Income tax expense	24,547	20,090	72,159	45,524
Net Income	48,068	42,475	141,647	98,437
Preferred stock dividends	(3,590)	—	(7,020)	—
Net Income Available to Common Shareholders	$44,478	$42,475	$134,627	$98,437

Income Available to Common Shareholders - Basic	$44,478	$42,475	$134,627	$98,437
Earnings Allocated to Unvested Restricted Stock	(462)	(492)	(1,464)	(1,171)
Earnings Allocated to Common Shareholders - Basic	$44,016	$41,983	$133,163	$97,266

Earnings per common share - Basic	$1.08	$1.04	$3.27	$2.60
Earnings per common share - Diluted	1.08	1.03	3.26	2.59
Cash dividends declared per common share	0.36	0.34	1.04	1.02
Comprehensive Income
Net Income	$48,068	$42,475	$141,647	$98,437
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period (net of tax effects of $3,410, $6,681, $15,605 and $5,843, respectively)	(6,334)	12,408	28,980	10,852
Reclassification adjustment for gains included in net income (net of tax effects of $4, $98, $699 and $549, respectively)	(8)	(182)	(1,298)	(1,020)
Unrealized gains (losses) on securities, net of tax	(6,342)	12,226	27,682	9,832
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period (net of tax effects of $78, $1,837, $3,397 and $201, respectively)	146	(3,412)	(6,309)	(374)
Reclassification adjustment for losses included in net income	—	—	—	—
Fair value of derivative instruments designated as cash flow hedges, net of tax	146	(3,412)	(6,309)	(374)
Other comprehensive income, net of tax	(6,196)	8,814	21,373	9,458
Comprehensive Income	$41,872	$51,289	$163,020	$107,895

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Preferred Stock		Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	35,262,901	$35,263	$1,398,633	$496,573	$7,525	$(85,846)	$1,852,148
Net income	—	—	—	—	—	98,437	—	—	98,437
Other comprehensive income	—	—	—	—	—	—	9,458	—	9,458
Cash dividends declared, $1.02 per share	—	—	—	—	—	(40,945)	—	—	(40,945)
Reclassification of treasury stock under the LBCA (1)	—	—	(1,809,497)	(1,809)	(84,037)	—	—	85,846	—
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	200,958	201	1,547	—	—	—	1,748
Common stock issued for acquisitions	—	—	7,474,404	7,474	467,279	—	—	—	474,753
Preferred stock issued	8,000	77,463	—	—	—	—	—	—	77,463
Share-based compensation cost	—	—	—	—	10,139	—	—	—	10,139
Balance, September 30, 2015	8,000	$77,463	41,128,766	$41,129	$1,793,561	$554,065	$16,983	$—	$2,483,201

Balance, December 31, 2015	8,000	$76,812	41,139,537	$41,140	$1,797,982	$584,486	$(1,585)	$—	$2,498,835
Net income	—	—	—	—	—	141,647	—	—	141,647
Other comprehensive income	—	—	—	—	—	—	21,373	—	21,373
Cash dividends declared, $1.04 per share	—	—	—	—	—	(42,805)	—	—	(42,805)
Preferred stock dividends	—	—	—	—	—	(7,020)	—	—	(7,020)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit	—	—	144,670	145	87	—	—	—	232
Preferred stock issued	5,750	55,285	—	—	—	—	—	—	55,285
Common stock repurchases	—	—	(202,506)	(203)	(11,463)	—	—	—	(11,666)
Share-based compensation cost	—	—	—	—	11,229	—	—	—	11,229
Balance, September 30, 2016	13,750	$132,097	41,081,701	$41,082	$1,797,835	$676,308	$19,788	$—	$2,667,110

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

IBERIABANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$141,647	$98,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,414	11,839
Amortization of purchase accounting adjustments, net	(13,803)	(14,657)
Provision for loan losses	39,255	19,197
Share-based compensation cost - equity awards	11,229	10,139
Gain on sale of assets, net	(64)	(2,384)
Gain on sale of available for sale securities	(1,997)	(1,569)
Gain on sale of OREO, net	(5,798)	(3,216)
Amortization of premium/discount on securities, net	16,288	13,217
Expense for deferred income taxes	3,008	3,244
Originations of mortgage loans held for sale	(1,922,021)	(1,880,856)
Proceeds from sales of mortgage loans held for sale	1,940,605	1,887,468
Realized and unrealized gains on mortgage loans held for sale, net	(77,271)	(60,109)
Tax benefit associated with share-based payment arrangements	(115)	(408)
Other operating activities, net	41,427	43,010
Net Cash Provided by Operating Activities	175,804	123,352
Cash Flows from Investing Activities
Proceeds from sales of available for sale securities	197,733	212,278
Proceeds from maturities, prepayments and calls of available for sale securities	349,361	367,064
Purchases of available for sale securities	(594,143)	(934,638)
Proceeds from maturities, prepayments and calls of held to maturity securities	7,597	17,937
Purchases of equity securities	(31,380)	—
Reimbursement of recoverable covered asset losses (to) from the FDIC	(7,173)	1,429
Increase in loans, net of loans acquired	(568,844)	(491,545)
Proceeds from sale of premises and equipment	1,200	9,113
Purchases of premises and equipment, net of premises and equipment acquired	(9,436)	(14,144)
Proceeds from disposition of OREO	28,089	38,739
Cash paid for additional investment in tax credit entities	(16,817)	(7,868)
Cash received in excess of cash paid for acquisitions	—	425,581
Other investing activities, net	(490)	14,695
Net Cash Used in Investing Activities	(644,303)	(361,359)
Cash Flows from Financing Activities
Increase in deposits, net of deposits acquired	344,130	1,092,943
Net change in short-term borrowings, net of borrowings acquired	386,655	(624,811)
Proceeds from long-term debt	346,754	63,125
Repayments of long-term debt	(13,826)	(200,031)
Cash dividends paid on common stock	(42,003)	(38,334)
Cash dividends paid on preferred stock	(6,077)	—
Net share-based compensation stock transactions	118	1,421
Payments to repurchase common stock	(11,666)	—
Net proceeds from issuance of preferred stock	55,285	77,463
Tax benefit associated with share-based payment arrangements	115	408
Net Cash Provided by Financing Activities	1,059,485	372,184
Net Increase in Cash and Cash Equivalents	590,986	134,177
Cash and Cash Equivalents at Beginning of Period	510,267	548,095
Cash and Cash Equivalents at End of Period	$1,101,253	$682,272
Supplemental Schedule of Non-cash Activities
Acquisition of real estate in settlement of loans	$5,813	$14,921
Common stock issued in acquisitions	$—	$474,753
Supplemental Disclosures
Cash paid for:
Interest on deposits and borrowings	$46,656	$42,899
Income taxes, net	$54,560	$28,929

The accompanying Notes are an integral part of these Consolidated Financial Statements.

IBERIABANK CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the consolidated financial statements have been made. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
When we refer to the “Company,” “we,” “our,” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
Principles of Consolidation
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest under either the voting interest or variable interest model. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable interest entity ("VIE") is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in "other assets" in the Company’s consolidated balance sheets. The Company’s maximum exposure to loss as a result of its involvement with non-consolidated VIEs was approximately $130 million and $160 million at September 30, 2016 and December 31, 2015, respectively. The Company's maximum exposure to loss was equivalent to the carrying value of its investments and any related outstanding loans to the non-consolidated VIEs.
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
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. These reclassifications did not have a material net impact on previously reported consolidated net income, shareholders’ equity or cash flows.
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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The most significant amendment to existing GAAP is the recognition of lease assets (i.e., right of use assets) and liabilities on the balance sheet for leases that are classified as operating leases by lessees. The lessor model remains similar to the current accounting model in existing GAAP. Additional amendments include, but are not limited to, the elimination of leveraged leases; modification to the definition of a lease; amendments on sale and leaseback transactions; and disclosure of additional quantitative and qualitative information.
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
ASU No. 2016-08, No. 2016-10, and No. 2016-12
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to improve implementation guidance on principal versus agency considerations within Topic 606.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to improve implementation guidance on identifying performance obligations and licensing aspects of Topic 606.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide clarification on certain targeted aspects of Topic 606.
The amendments in ASU No. 2016-08, No. 2016-10, and No. 2016-12 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods.
The Company is currently evaluating the impact of the ASUs on the Company’s consolidated financial statements. The Company is not expecting to early adopt the ASUs.
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments will require recognition of excess tax benefits and deficiencies associated with awards which vest or settle within income tax expense or benefit in the statement of comprehensive income, with the tax effects treated as discrete items in the reporting period in which they occur. The ASU further requires entities to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. This will eliminate the current APIC pool concept.
The amendments will also allow an accounting policy election to account for forfeitures as they occur, permit an entity to withhold up to the maximum statutory tax rates in the applicable jurisdictions while still qualifying for equity classification, and change the classification of certain cash flows associated with stock compensation.

ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The transition method for implementing each amendment varies.
The Company expects to elect an accounting policy to account for forfeitures as they occur upon adoption. Based on the Company's current stock valuation, it does not anticipate a significant impact to the Company's consolidated financial statements at adoption.
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL.
The ASU also amends the current AFS security impairment model for debt securities. The new model will require an estimate of ECL when the fair value is below the amortized cost of the asset through the use of an allowance to record estimated credit losses (and subsequent recoveries). Non-credit related losses will continue to be recognized through OCI.
In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The initial estimate of expected credit losses would be recognized through an ALL with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition.
ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods. The amendments will be applied through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which OTTI had been recognized before the effective date. Amounts previously recognized in AOCI as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
ASU No. 2016-15
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in order to reduce current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.
ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented.
The Company is currently evaluating the impact of the ASU on the Company’s consolidated statement of cash flows.

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

(3)	The adjustment represents the adjustment of Georgia Commerce's OREO to its estimated fair value less costs to sell on the date of acquisition.

(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.

(5)	The amount represents the net deferred tax asset recognized on the fair value adjustment of Georgia Commerce acquired assets and assumed liabilities.

(6)	The amount represents the adjustment of the book value of Georgia Commerce’s property, equipment, and other assets to their estimated fair value at the acquisition date based on their appraised value.

(7)	The amount represents the adjustment of the book value of Georgia Commerce's time deposits to their estimated fair values at the date of acquisition.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, with gross unrealized gains and losses, consist of the following:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$217,859	$2,613	$—	$220,472
Obligations of states and political subdivisions	245,086	7,946	(127)	252,905
Mortgage-backed securities	2,283,336	29,475	(1,743)	2,311,068
Other securities	99,688	1,330	(50)	100,968
Total securities available for sale	$2,845,969	$41,364	$(1,920)	$2,885,413
Securities held to maturity:
Obligations of states and political subdivisions	$64,898	$2,727	$—	$67,625
Mortgage-backed securities	25,755	205	(175)	25,785
Total securities held to maturity	$90,653	$2,932	$(175)	$93,410

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$252,514	$1,161	$(1,592)	$252,083
Obligations of states and political subdivisions	182,541	5,429	(9)	187,961
Mortgage-backed securities	2,272,879	8,457	(16,523)	2,264,813
Other securities	95,496	430	(497)	95,429
Total securities available for sale	$2,803,430	$15,477	$(18,621)	$2,800,286
Securities held to maturity:
Obligations of states and political subdivisions	$69,979	$2,803	$(101)	$72,681
Mortgage-backed securities	28,949	107	(776)	28,280
Total securities held to maturity	$98,928	$2,910	$(877)	$100,961
Securities with carrying values of $1.3 billion and $1.4 billion were pledged to secure public deposits and other borrowings at September 30, 2016 and December 31, 2015, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	September 30, 2016
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
Obligations of state and political obligations	$(127)	$30,222	$—	$—	$(127)	$30,222
Mortgage-backed securities	(893)	236,800	(850)	94,259	(1,743)	331,059
Other securities	(1)	507	(49)	3,916	(50)	4,423
Total securities available for sale	$(1,021)	$267,529	$(899)	$98,175	$(1,920)	$365,704
Securities held to maturity:
Obligations of states and political subdivisions	$—	$2,212	$—	$—	$—	$2,212
Mortgage-backed securities	—	—	(175)	11,698	(175)	11,698
Total securities held to maturity	$—	$2,212	$(175)	$11,698	$(175)	$13,910

	December 31, 2015
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$(1,214)	$177,839	$(378)	$28,116	$(1,592)	$205,955
Obligations of states and political subdivisions	(9)	5,765	—	—	(9)	5,765
Mortgage-backed securities	(11,737)	1,279,914	(4,786)	185,215	(16,523)	1,465,129
Other securities	(488)	51,975	(9)	499	(497)	52,474
Total securities available for sale	$(13,448)	$1,515,493	$(5,173)	$213,830	$(18,621)	$1,729,323
Securities held to maturity:
Obligations of states and political subdivisions	$(9)	$1,999	$(92)	$4,162	$(101)	$6,161
Mortgage-backed securities	(45)	3,530	(731)	17,573	(776)	21,103
Total securities held to maturity	$(54)	$5,529	$(823)	$21,735	$(877)	$27,264

The Company assessed the nature of the losses in its portfolio as of September 30, 2016 and December 31, 2015 to determine if there are losses that should be deemed other-than-temporary. In its analysis of these securities, management considered numerous factors to determine whether there were instances where the amortized cost basis of the debt securities would not be fully recoverable, including, but not limited to:

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

Management believes it has considered these factors, as well as all relevant information available, when determining the expected future cash flows of the securities in question. In each instance, management has determined the cost basis of the securities would be fully recoverable. Management also has the intent to hold debt securities until their maturity or anticipated recovery if the security is classified as available for sale. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security. As a result of the Company’s analysis, no declines in the estimated fair value of the Company’s investment securities were deemed to be other-than-temporary at September 30, 2016 or December 31, 2015.
At September 30, 2016, 73 debt securities had unrealized losses of 0.55% of the securities’ amortized cost basis. At December 31, 2015, 252 debt securities had unrealized losses of 1.10% of the securities’ amortized cost basis. The unrealized losses for each of the securities related to market interest rate changes and not credit concerns of the issuers. Additional information on securities that have been in a continuous loss position for over twelve months at September 30, 2016 and December 31, 2015 is presented in the following table.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Number of securities
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	27	40
Issued by political subdivisions	—	2
Other	3	1
	30	43
Amortized cost basis
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$106,982	$236,800
Issued by political subdivisions	—	4,253
Other	3,965	508
	$110,947	$241,561
Unrealized loss
Issued by Fannie Mae, Freddie Mac, or Ginnie Mae	$1,025	$5,895
Issued by political subdivisions	—	92
Other	49	9
	$1,074	$5,996
The Fannie Mae, Freddie Mac, and Ginnie Mae securities are rated AA+ by Standard & Poor's and Aaa by Moody’s.
The amortized cost and estimated fair value of investment securities by maturity at September 30, 2016 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated on the basis of the yield to maturity based on the amortized cost of each security.

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value
(Dollars in thousands)
Within one year or less	2.36%	$19,560	$19,658	2.42%	$2,059	$2,076
One through five years	1.64%	275,596	279,271	2.97%	10,295	10,583
After five through ten years	2.29%	585,382	602,194	3.07%	18,357	19,214
Over ten years	1.97%	1,965,431	1,984,290	2.74%	59,942	61,537
	2.01%	$2,845,969	$2,885,413	2.82%	$90,653	$93,410

The following is a summary of realized gains and losses from the sale of securities classified as available for sale. Gains or losses on securities sold are recorded on the trade date, using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Realized gains	$12	$425	$2,947	$1,786
Realized losses	—	(145)	(950)	(217)
	$12	$280	$1,997	$1,569
In addition to the gains above, the Company realized certain immaterial gains on calls of held to maturity securities.
Other Equity Securities
The Company included the following securities, accounted for at amortized cost, which approximates fair value, in “other assets” on the consolidated balance sheets:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Federal Home Loan Bank (FHLB) stock	$47,589	$16,265
Federal Reserve Bank (FRB) stock	48,584	48,584
Other investments	1,159	1,159
	$97,332	$66,008

NOTE 5 – LOANS
Loans consist of the following, segregated into legacy and acquired loans, for the periods indicated:

	September 30, 2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$5,419,483	$1,261,732	$6,681,215
Commercial and industrial	3,101,472	361,525	3,462,997
Energy-related	598,279	1,362	599,641
	9,119,234	1,624,619	10,743,853

Residential mortgage loans:	840,082	430,448	1,270,530

Consumer and other loans:
Home equity	1,755,295	395,835	2,151,130
Indirect automobile	153,904	9	153,913
Other	544,855	60,218	605,073
	2,454,054	456,062	2,910,116
Total	$12,413,370	$2,511,129	$14,924,499

	December 31, 2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Commercial loans:
Real estate	$4,504,062	$1,569,449	$6,073,511
Commercial and industrial	2,952,102	492,476	3,444,578
Energy-related	677,177	3,589	680,766
	8,133,341	2,065,514	10,198,855

Residential mortgage loans:	694,023	501,296	1,195,319

Consumer and other loans:
Home equity	1,575,643	490,524	2,066,167
Indirect automobile	246,214	84	246,298
Other	541,299	79,490	620,789
	2,363,156	570,098	2,933,254
Total	$11,190,520	$3,136,908	$14,327,428

Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate that were acquired through these transactions were covered by loss share agreements between the FDIC and IBERIABANK, which afforded IBERIABANK loss protection. Covered loans, which are included in acquired loans in the tables above, were $202.2 million and $229.2 million at September 30, 2016 and December 31, 2015, respectively, of which $169.0 million and $191.7 million, respectively, were residential mortgage and home equity loans. Refer to Note 7 for additional information regarding the Company’s loss sharing agreements.

Net deferred loan origination fees were $20.9 million and $18.7 million at September 30, 2016 and December 31, 2015, respectively. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2016 and December 31, 2015, overdrafts of $3.8 million and $5.1 million, respectively, have been reclassified to loans.

Loans with carrying values of $4.3 billion and $3.9 billion were pledged as collateral for borrowings at September 30, 2016 and December 31, 2015, respectively.

Aging Analysis
The following tables provide an analysis of the aging of loans as of September 30, 2016 and December 31, 2015. Due to the difference in accounting for acquired loans, the tables below further segregate the Company’s loans between loans originated by the Company (“legacy loans”) and acquired loans.

	September 30, 2016
	Legacy loans

	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - Construction	$694,868	$—	$—	$1,234	$1,234	$25	$696,127
Commercial real estate - Other	4,704,088	1,514	445	2,389	4,348	14,920	4,723,356
Commercial and industrial	3,050,241	14,713	1,404	148	16,265	34,966	3,101,472
Energy-related	444,659	—	—	—	—	153,620	598,279
Residential mortgage	817,154	1,396	7,389	327	9,112	13,816	840,082
Consumer - Home equity	1,740,001	6,207	1,968	101	8,276	7,018	1,755,295
Consumer - Indirect automobile	150,008	2,151	405	—	2,556	1,340	153,904
Consumer - Credit card	79,588	311	115	—	426	438	80,452
Consumer - Other	459,548	2,145	994	737	3,876	979	464,403
Total	$12,140,155	$28,437	$12,720	$4,936	$46,093	$227,122	$12,413,370

	December 31, 2015
	Legacy loans

	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due	Non-accrual Loans	Total Loans
Commercial real estate - Construction	$635,560	$801	$—	$—	$801	$120	$636,481
Commercial real estate - Other	3,848,584	2,687	793	95	3,575	15,422	3,867,581
Commercial and industrial	2,943,409	1,208	739	87	2,034	6,659	2,952,102
Energy-related	670,081	15	—	—	15	7,081	677,177
Residential mortgage	676,347	1,075	2,485	442	4,002	13,674	694,023
Consumer - Home equity	1,565,596	3,549	870	—	4,419	5,628	1,575,643
Consumer - Indirect automobile	242,328	2,187	518	—	2,705	1,181	246,214
Consumer - Credit card	76,360	394	113	—	507	394	77,261
Consumer - Other	460,594	1,923	752	—	2,675	769	464,038
Total	$11,118,859	$13,839	$6,270	$624	$20,733	$50,928	$11,190,520

	September 30, 2016
	Acquired loans

	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due (1) (2)	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - Construction	$41,618	$—	$—	$—	$—	$1,946	$(285)	$37,516	$80,795
Commercial real estate - Other	913,519	—	387	—	387	1,976	(4,991)	270,046	1,180,937
Commercial and industrial	324,496	561	249	—	810	1,770	(705)	35,154	361,525
Energy-related	1,369	—	—	—	—	—	(7)	—	1,362
Residential mortgage	307,677	—	1,339	280	1,619	1,258	(5,855)	125,749	430,448
Consumer - Home equity	301,164	419	289	17	725	1,206	(1,762)	94,502	395,835
Consumer - Indirect automobile	9	—	—	—	—	—	—	—	9
Consumer - Credit Card	—	—	—	—	—	—	—	507	507
Consumer - Other	57,929	521	203	—	724	243	(4,758)	5,573	59,711
Total	$1,947,781	$1,501	$2,467	$297	$4,265	$8,399	$(18,363)	$569,047	$2,511,129

	December 31, 2015
	Acquired loans

	Accruing
(Dollars in thousands)	Current or Less Than 30 days past due	30-59 days	60-89 days	> 90 days	Total Past Due (1) (2)	Non-accrual Loans	Discount/Premium	Acquired Impaired Loans	Total Loans
Commercial real estate - Construction	$69,167	$180	$117	$—	$297	$—	$(358)	$56,320	$125,426
Commercial real estate - Other	1,090,688	861	705	—	1,566	1,491	(4,479)	354,757	1,444,023
Commercial and industrial	442,454	623	—	—	623	1,154	(2,517)	50,762	492,476
Energy-related	2,186	—	—	—	—	170	2	1,231	3,589
Residential mortgage	365,261	7	940	—	947	1,109	(6,601)	140,580	501,296
Consumer - Home equity	381,107	622	416	291	1,329	1,291	(7,333)	114,130	490,524
Consumer - Indirect automobile	19	—	—	—	—	—	—	65	84
Consumer - Credit Card	—	—	—	—	—	—	—	582	582
Consumer - Other	74,385	468	127	—	595	206	(2,570)	6,292	78,908
Total	$2,425,267	$2,761	$2,305	$291	$5,357	$5,421	$(23,856)	$724,719	$3,136,908

(1)	Past due information presents acquired loans at the gross loan balance, prior to application of discounts.

(2)
Past due loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

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

(Dollars in thousands)	Acquired Non-Impaired Loans
Contractually required principal and interest at acquisition	$2,384,114
Expected losses and foregone interest	(15,539)
Cash flows expected to be collected at acquisition	2,368,575
Fair value of acquired loans at acquisition	$2,105,466

(Dollars in thousands)	Acquired Impaired Loans
Contractually required principal and interest at acquisition	$76,445
Non-accretable difference (expected losses and foregone interest)	(11,867)
Cash flows expected to be collected at acquisition	64,578
Accretable yield	(6,823)
Basis in acquired loans at acquisition	$57,755
The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the nine months ended September 30:

(Dollars in thousands)	2016	2015
Balance at beginning of period	$227,502	$287,651
Acquisition	—	4,592
Transfers from non-accretable difference to accretable yield	5,491	7,199
Accretion	(52,603)	(60,305)
Changes in expected cash flows not affecting non-accretable differences (1)	12,743	(1,511)
Balance at end of period	$193,133	$237,626

(1)
Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

Troubled Debt Restructurings
Information about the Company’s troubled debt restructurings (“TDRs”) at September 30, 2016 and 2015 is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30, which include covered loans, as well as certain acquired loans are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all covered and certain acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below.

TDRs totaling $218.6 million and $48.6 million occurred during the nine-month periods ended September 30, 2016 and September 30, 2015, respectively, through modification of the original loan terms. The following table provides information on how the TDRs were modified during the nine months ended September 30:

(Dollars in thousands)	2016	2015
Extended maturities	$76,059	$15,932
Maturity and interest rate adjustment	26,372	23,552
Forbearance	75,953	1,228
Movement to or extension of interest-rate only payments	1,689	—
Interest rate adjustment	133	—
Other concession(s) (1)	38,390	7,887
Total	$218,596	$48,599
(1) Other concessions may include covenant waivers, forgiveness of principal or interest associated with a customer bankruptcy, or a combination of any of the above concessions.

Of the $218.6 million of TDRs occurring during the nine-month period ended September 30, 2016, $94.3 million are on accrual status and $124.3 million are on non-accrual status. Of the $48.6 million of TDRs occurring during the nine-month period ended September 30, 2015, $21.8 million were on accrual status and $26.8 million were on non-accrual status at September 30, 2015.

The following table presents the end of period balance for loans modified in a TDR during the nine-month periods ended September 30:

	2016			2015
(In thousands, except number of loans)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	23	$22,765	$16,441	8	$26,408	$25,572
Commercial and industrial	49	44,144	43,083	18	19,798	19,643
Energy-related	28	143,012	145,298	1	3,434	3,384
Residential mortgage	31	4,784	4,659	—	—	—
Consumer - Home Equity	104	7,071	6,805	—	—	—
Consumer - Other	142	2,372	2,310	—	—	—
Total	377	$224,148	$218,596	27	$49,640	$48,599

Information detailing TDRs which defaulted during the nine-month periods ended September 30, 2016 and 2015, and were modified in the previous twelve months (i.e., the twelve months prior to the default) is presented in the following table. The Company has defined a default as any loan with a loan payment that is currently past due greater than 30 days, or was past due greater than 30 days at any point during the previous twelve months, or since the date of modification, whichever is shorter.

	September 30, 2016		September 30, 2015
(In thousands, except number of loans)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	5	$668	4	$12,939
Commercial and industrial	21	7,476	15	13,145
Energy-related	1	1,394	1	3,384
Residential mortgage	5	364	—	—
Consumer - Home Equity	16	1,037	—	—
Consumer - Other	13	278	—	—
Total	61	$11,217	20	$29,468

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Allowance for Credit Losses Activity
A summary of changes in the allowance for credit losses for the nine months ended September 30 is as follows:

	2016
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	40,516	(2,501)	38,015
Adjustment attributable to FDIC loss share arrangements	—	1,240	1,240
Net provision for loan losses	40,516	(1,261)	39,255
Adjustment attributable to FDIC loss share arrangements	—	(1,240)	(1,240)
Transfer of balance to OREO and other	—	(2,045)	(2,045)
Loans charged-off	(28,559)	(1,495)	(30,054)
Recoveries	3,124	775	3,899
Allowance for loan losses at end of period	$108,889	$39,304	$148,193

Reserve for unfunded commitments at beginning of period	14,145	—	14,145
Provision for (Reversal of) unfunded lending commitments	(2,155)	—	(2,155)
Reserve for unfunded commitments at end of period	$11,990	$—	$11,990
Allowance for credit losses at end of period	$120,879	$39,304	$160,183

	2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total
Allowance for credit losses
Allowance for loan losses at beginning of period	$76,174	$53,957	$130,131
Provision for loan losses before benefit attributable to FDIC loss share agreements	17,743	112	17,855
Adjustment attributable to FDIC loss share arrangements	—	1,342	1,342
Net provision for loan losses	17,743	1,454	19,197
Adjustment attributable to FDIC loss share arrangements	—	(1,342)	(1,342)
Transfer of balance to OREO and other	—	(9,768)	(9,768)
Loans charged-off	(12,073)	(952)	(13,025)
Recoveries	4,556	505	5,061
Allowance for loan losses at end of period	$86,400	$43,854	$130,254

Reserve for unfunded commitments at beginning of period	11,801	—	11,801
Provision for unfunded lending commitments	2,724	—	2,724
Reserve for unfunded commitments at end of period	$14,525	$—	$14,525
Allowance for credit losses at end of period	$100,925	$43,854	$144,779

A summary of changes in the allowance for credit losses for legacy loans, by loan portfolio type, for the nine months ended September 30 is as follows:

	2016
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$24,658	$23,283	$23,863	$3,947	$18,057	$93,808
Provision for (Reversal of) loan losses	(651)	13,201	18,998	248	8,720	40,516
Loans charged off	(1,598)	(2,418)	(14,672)	(240)	(9,631)	(28,559)
Recoveries	766	251	—	142	1,965	3,124
Allowance for loan losses at end of period	$23,175	$34,317	$28,189	$4,097	$19,111	$108,889

Reserve for unfunded commitments at beginning of period	$4,160	$3,448	$2,665	$830	$3,042	$14,145
Provision for (Reversal of) unfunded commitments	(427)	(46)	(1,712)	(148)	178	(2,155)
Reserve for unfunded commitments at end of period	$3,733	$3,402	$953	$682	$3,220	$11,990
Allowance on loans individually evaluated for impairment	$655	$8,996	$14,396	$110	$1,053	$25,210
Allowance on loans collectively evaluated for impairment	22,520	25,321	13,793	3,987	18,058	83,679
Loans, net of unearned income:
Balance at end of period	$5,419,483	$3,101,472	$598,279	$840,082	$2,454,054	$12,413,370
Balance at end of period individually evaluated for impairment	31,405	58,464	212,512	4,539	11,546	318,466
Balance at end of period collectively evaluated for impairment	5,388,078	3,043,008	385,767	835,543	2,442,508	12,094,904

	2015
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$26,752	$24,455	$5,949	$2,678	$16,340	$76,174
Provision for (Reversal of) loan losses	(947)	1,308	9,269	1,474	6,639	17,743
Loans charged off	(2,009)	(1,048)	—	(224)	(8,792)	(12,073)
Recoveries	1,535	49	—	44	2,928	4,556
Allowance for loan losses at end of period	$25,331	$24,764	$15,218	$3,972	$17,115	$86,400

Reserve for unfunded commitments at beginning of period	$3,370	$3,733	$1,596	$168	$2,934	$11,801
Provision for (Reversal of) unfunded commitments	218	(149)	2,037	650	(32)	2,724
Reserve for unfunded commitments at end of period	$3,588	$3,584	$3,633	$818	$2,902	$14,525
Allowance on loans individually evaluated for impairment	$883	$817	$—	$—	$—	$1,700
Allowance on loans collectively evaluated for impairment	24,448	23,947	15,218	3,972	17,115	84,700
Loans, net of unearned income:
Balance at end of period	$4,321,723	$2,779,503	$713,935	$660,543	$2,303,554	$10,779,258
Balance at end of period individually evaluated for impairment	26,463	22,076	3,409	—	198	52,146
Balance at end of period collectively evaluated for impairment	4,295,260	2,757,427	710,526	660,543	2,303,356	10,727,112

A summary of changes in the allowance for credit losses for acquired loans, by loan portfolio type, for the nine months ended September 30 is as follows:

	2016
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loan losses at beginning of period	$25,979	$2,819	$125	$7,841	$7,806	$44,570
Provision for (Reversal of) loan losses	(1,952)	216	(99)	1,017	(443)	(1,261)
Decrease in FDIC loss share receivable	(34)	(50)	—	(833)	(323)	(1,240)
Transfer of balance to OREO and other	(380)	(467)	—	28	(1,226)	(2,045)
Loans charged off	(789)	—	—	—	(706)	(1,495)
Recoveries	102	217	—	33	423	775
Allowance for loan losses at end of period	$22,926	$2,735	$26	$8,086	$5,531	$39,304
Allowance on loans individually evaluated for impairment	$177	$77	$—	$—	$—	$254
Allowance on loans collectively evaluated for impairment	22,749	2,658	26	8,086	5,531	39,050
Loans, net of unearned income:
Balance at end of period	$1,261,732	$361,525	$1,362	$430,448	$456,062	$2,511,129
Balance at end of period individually evaluated for impairment	5,647	1,926	—	—	679	8,252
Balance at end of period collectively evaluated for impairment	948,523	324,445	1,362	304,699	354,801	1,933,830
Balance at end of period acquired with deteriorated credit quality	307,562	35,154	—	125,749	100,582	569,047

	2015
	Commercial Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage
(Dollars in thousands)					Consumer	Total
Allowance for loans losses at beginning of period	$29,949	$3,265	$51	$6,484	$14,208	$53,957
Provision for (Reversal of) loan losses	809	174	67	1,263	(859)	1,454
(Decrease) Increase in FDIC loss share receivable	748	59	—	(277)	(1,872)	(1,342)
Transfer of balance to OREO and other	(6,096)	(282)	—	(472)	(2,918)	(9,768)
Loans charged off	—	(8)	—	(59)	(885)	(952)
Recoveries	8	116	—	4	377	505
Allowance for loans losses at end of period	$25,418	$3,324	$118	$6,943	$8,051	$43,854
Allowance on loans individually evaluated for impairment	$—	$—	$—	$—	$16	$16
Allowance on loans collectively evaluated for impairment	25,418	3,324	118	6,943	8,035	43,838
Loans, net of unearned income:
Balance at end of period	$1,658,028	$523,468	$5,521	$529,398	$621,346	$3,337,761
Balance at end of period individually evaluated for impairment	—	142	—	—	456	598
Balance at end of period collectively evaluated for impairment	1,205,439	465,514	5,521	385,854	493,032	2,555,360
Balance at end of period acquired with deteriorated credit quality	452,589	57,812	—	143,544	127,858	781,803

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
Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include home equity, credit card and other direct consumer installment loans. The Company originates substantially all of its consumer loans in its primary market areas. Loans in the consumer segment are sensitive to unemployment and other key consumer economic measures.
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
The Company’s investment in loans by credit quality indicator is presented in the following tables. The tables below further segregate the Company’s loans between loans that were originated by the Company (legacy loans) and acquired loans. Loan premiums/discounts in the tables below represent the adjustment of non-covered acquired loans to fair value at the acquisition date, as adjusted for income accretion and changes in cash flow estimates in subsequent periods. Asset risk classifications for commercial loans reflect the classification as of September 30, 2016 and December 31, 2015. Credit quality information in the tables below includes loans acquired at the gross loan balance, prior to the application of premiums/discounts, at September 30, 2016 and December 31, 2015.
Loan delinquency is the primary credit quality indicator that the Company utilizes to monitor consumer asset quality.

	Legacy loans
	September 30, 2016						December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Sub-standard	Doubtful	Loss	Total	Pass	Special Mention	Sub-standard	Doubtful	Loss	Total
Commercial real estate - Construction	$694,983	$84	$1,060	$—	$—	$696,127	$634,889	$160	$1,432	$—	$—	$636,481
Commercial real estate - Other	4,654,619	22,919	45,656	162	—	4,723,356	3,806,528	21,877	37,001	2,175	—	3,867,581
Commercial and industrial	2,994,661	34,249	53,951	18,611	—	3,101,472	2,911,396	14,826	19,888	5,992	—	2,952,102
Energy-related	279,404	65,263	249,640	3,972	—	598,279	531,657	67,937	74,272	3,311	—	677,177
Total	$8,623,667	$122,515	$350,307	$22,745	$—	$9,119,234	$7,884,470	$104,800	$132,593	$11,478	$—	$8,133,341

	Legacy loans
	September 30, 2016			December 31, 2015
(Dollars in thousands)	Current	30+ Days Past Due	Total	Current	30+ Days Past Due	Total
Residential mortgage	$817,154	$22,928	$840,082	$676,347	$17,676	$694,023
Consumer - Home equity	1,740,001	15,294	1,755,295	1,565,596	10,047	1,575,643
Consumer - Indirect automobile	150,008	3,896	153,904	242,328	3,886	246,214
Consumer - Credit card	79,588	864	80,452	76,360	901	77,261
Consumer - Other	459,548	4,855	464,403	460,594	3,444	464,038
Total	$3,246,299	$47,837	$3,294,136	$3,021,225	$35,954	$3,057,179

	Acquired loans
	September 30, 2016							December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Loss	Premium/(Discount)	Total	Pass	Special Mention	Sub- standard	Doubtful	Loss	Premium/(Discount)	Total
Commercial real estate-Construction	$63,139	$140	$5,167	$744	$—	$11,605	$80,795	$104,064	$1,681	$8,803	$771	$—	$10,107	$125,426
Commercial real estate - Other	1,145,942	21,731	46,941	1,484	23	(35,184)	1,180,937	1,395,884	26,080	79,119	6,124	111	(63,295)	1,444,023
Commercial and industrial	361,376	6,216	14,443	558	—	(21,068)	361,525	473,241	8,376	16,510	1,206	43	(6,900)	492,476
Energy-related	1,369	—	—	—	—	(7)	1,362	2,166	55	170	1,198	—	—	3,589
Total	$1,571,826	$28,087	$66,551	$2,786	$23	$(44,654)	$1,624,619	$1,975,355	$36,192	$104,602	$9,299	$154	$(60,088)	$2,065,514

	Acquired loans
	September 30, 2016				December 31, 2015
(Dollars in thousands)	Current	30+ Days Past Due	Premium (Discount)	Total	Current	30+ Days Past Due	Premium (Discount)	Total
Residential mortgage	$441,411	$21,832	$(32,795)	$430,448	$506,103	$24,752	$(29,559)	$501,296
Consumer - Home equity	408,541	11,458	(24,164)	395,835	503,635	16,381	(29,492)	490,524
Consumer - Indirect automobile	9	1	(1)	9	72	12	—	84
Consumer - Other	58,998	1,618	(398)	60,218	79,732	1,475	(1,717)	79,490
Total	$908,959	$34,909	$(57,358)	$886,510	$1,089,542	$42,620	$(60,768)	$1,071,394

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

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,447	$14,655	$—	$17,002	$16,145	$—
Commercial business	29,162	28,722	—	14,571	14,340	—
Energy-related	168,723	163,156	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Consumer - Home equity	—	—	—	730	730	—
Consumer -Other	—	—	—	66	66	—

With an allowance recorded:
Commercial real estate	17,870	17,843	(660)	21,377	13,753	(1,253)
Commercial and industrial	31,406	31,067	(9,012)	7,422	6,262	(277)
Energy-related	52,749	49,407	(14,396)	13,474	13,444	(2,125)
Residential mortgage	18,205	16,840	(124)	14,806	13,743	(64)
Consumer - Home equity	16,845	15,615	(855)	9,486	8,559	(363)
Consumer - Indirect automobile	2,465	1,727	(128)	1,955	1,181	(10)
Consumer - Credit card	438	438	(9)	394	394	(8)
Consumer - Other	2,711	2,573	(122)	1,450	899	(23)
Total	$356,021	$342,043	$(25,306)	$102,733	$89,516	$(4,123)
Total commercial loans	$315,357	$304,850	$(24,068)	$73,846	$63,944	$(3,655)
Total mortgage loans	18,205	16,840	(124)	14,806	13,743	(64)
Total consumer loans	22,459	20,353	(1,114)	14,081	11,829	(404)

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$20,345	$220	$16,018	$37	$20,633	$663	$16,036	$79
Commercial and industrial	29,533	313	20,055	159	30,772	1,030	20,630	465
Energy-related	165,459	1,364	3,409	—	149,099	3,755	3,425	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer - Home equity	—	—	215	3	—	—	204	4
With an allowance recorded:
Commercial real estate	17,776	143	11,649	128	17,654	433	8,247	385
Commercial and industrial	31,859	366	2,121	—	39,087	1,211	2,634	—
Energy-related	55,947	416	99	—	42,089	1,325	106	—
Residential mortgage	16,558	49	15,008	—	16,410	177	15,100	—
Consumer - Home equity	14,632	119	5,344	—	13,696	348	5,462	—
Consumer - Indirect automobile	1,853	16	1,361	—	2,092	70	1,551	—
Consumer - Credit card	468	—	721	—	461	—	1,038	—
Consumer - Other	2,346	38	1,030	—	2,065	109	1,068	—
Total	$356,776	$3,044	$77,030	$327	334,058	9,121	$75,501	$933
Total commercial loans	$320,919	$2,822	$53,351	$324	$299,334	$8,417	$51,078	$929
Total mortgage loans	16,558	49	15,008	—	16,410	177	15,100	—
Total consumer loans	19,299	173	8,671	3	18,314	527	9,323	4

As of September 30, 2016 and December 31, 2015, the Company was not committed to lend a material amount of additional funds to any customer whose loan was classified as impaired or as a troubled debt restructuring.

NOTE 7 – LOSS SHARING AGREEMENTS AND FDIC LOSS SHARE RECEIVABLES
Loss Sharing Agreements
Since 2009, the Company has acquired certain assets and liabilities of six failed banks. Substantially all of the loans and foreclosed real estate acquired through these transactions are subject to loss share agreements between the FDIC and IBERIABANK, which afford IBERIABANK loss protection.
During the reimbursable loss periods, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to certain thresholds for the six acquisitions, and 95% of losses that exceed contractual thresholds for three acquisitions. The reimbursable loss periods, excluding single family residential assets, ended in 2014 for three acquisitions, ended during 2015 for one acquisition and ended during the third quarter of 2016 for two acquisitions. The reimbursable loss period for single family residential assets will end in 2019 for three acquisitions, in 2020 for one acquisition, and in 2021 for two acquisitions. To the extent that loss share coverage ends prior to triggering events on covered assets that would enable the Company to collect these amounts from the FDIC, future impairments may be required.
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
The following is a summary of the year-to-date activity for the FDIC loss share receivables:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$39,878	$69,627
Reversal of loan loss provision recorded on FDIC covered loans	(1,240)	(1,342)
Amortization	(12,484)	(19,011)
Submission of reimbursable losses to the FDIC	(1,760)	(4,084)
Changes in cash flow assumptions on OREO and other adjustments	12	(1,747)
Balance at end of period	$24,406	$43,443
FDIC loss share receivables collectibility assessment
The Company assesses the FDIC loss share receivables for collectibility on a quarterly basis. Based on the collectibility analysis completed as of September 30, 2016, the Company concluded that the $24.4 million FDIC loss share receivable is fully collectible as of September 30, 2016.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes to the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2016, and the year ended December 31, 2015 are provided in the following table.

(Dollars in thousands)	IBERIABANK	IMC	LTC	Total
Balance, December 31, 2014	$489,183	$23,178	$5,165	$517,526
Goodwill acquired during the year	207,077	—	—	207,077
Balance, December 31, 2015	$696,260	$23,178	$5,165	$724,603
Goodwill adjustments during the period	2,253	—	—	2,253
Balance, September 30, 2016	$698,513	$23,178	$5,165	$726,856
The goodwill adjustments during the first nine months of 2016 are the result of updates to preliminary fair value estimates related to the 2015 acquisitions of Florida Bank Group, Old Florida, and Georgia Commerce, during the respective measurement periods. See Note 3 for further information on these acquisitions.
The Company performed the required annual goodwill impairment test as of October 1, 2015. The Company’s annual impairment test did not indicate impairment in any of the Company’s reporting units as of the testing date. Following the testing date, management evaluated the events and changes that could indicate that goodwill might be impaired and concluded that subsequent interim tests were not necessary. The Company is currently in the process of performing its annual impairment test as of October 1, 2016.

Mortgage Servicing Rights
Mortgage servicing rights are recorded at the lower of cost or market value in “other assets” on the Company's consolidated balance sheets and amortized over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights had the following carrying values as of the periods indicated:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Mortgage servicing rights	$6,295	$(2,945)	$3,350	$6,104	$(2,320)	$3,784
Title Plant
The Company held title plant assets recorded in "other assets" on the Company's consolidated balance sheets totaling $6.7 million at both September 30, 2016 and December 31, 2015. No events or changes in circumstances occurred during the nine months ended September 30, 2016 to suggest the carrying value of the title plant was not recoverable.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values included in “other assets” on the Company’s consolidated balance sheets as of the periods indicated:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Core deposit intangibles	$74,001	$(50,128)	$23,873	$74,001	$(43,957)	$30,044
Customer relationship intangible asset	1,348	(1,013)	335	1,348	(984)	364
Non-compete agreement	62	(18)	44	100	(79)	21
Other intangible assets	—	—	—	205	(114)	91
Total	$75,411	$(51,159)	$24,252	$75,654	$(45,134)	$30,520

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

Information pertaining to outstanding derivative instruments is as follows:

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
(Dollars in thousands)	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$—	$58	Other liabilities	$9,649	$—
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$58		$9,649	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	Other assets	$39,438	$18,077	Other liabilities	$39,563	$18,077
Foreign exchange contracts	Other assets	44	156	Other liabilities	30	134
Forward sales contracts	Other assets	105	1,588	Other liabilities	1,680	474
Written and purchased options	Other assets	16,217	10,607	Other liabilities	8,017	6,254
Total derivatives not designated as hedging instruments under ASC Topic 815		55,804	30,428		49,290	24,939
Total		$55,804	$30,486		$58,939	$24,939

	Asset Derivatives Notional Amount		Liability Derivatives Notional Amount
(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$—	$108,500	$108,500	$—
Total derivatives designated as hedging instruments under ASC Topic 815	$—	$108,500	$108,500	$—
Derivatives not designated as hedging instruments under ASC Topic 815:
Interest rate contracts	$976,456	$590,334	$976,456	$590,334
Foreign exchange contracts	4,644	4,392	4,644	4,392
Forward sales contracts	53,662	223,841	405,697	173,430
Written and purchased options	400,129	328,210	167,211	181,949
Total derivatives not designated as hedging instruments under ASC Topic 815	1,434,891	1,146,777	1,554,008	950,105
Total	$1,434,891	$1,255,277	$1,662,508	$950,105

The Company is party to collateral agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of individual derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.
At September 30, 2016 and December 31, 2015, the Company was required to post $58.0 million and $20.1 million, respectively, in cash, which is included in "interest-bearing deposits in banks", or securities as collateral for its derivative transactions, on the Company’s consolidated balance sheets. The Company does not anticipate additional assets will be required to be posted as collateral, nor does it believe additional assets would be required to settle its derivative instruments immediately if contingent features were triggered at September 30, 2016. The Company’s master netting agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.
The following table reconciles the gross amounts presented in the consolidated balance sheets to the net amounts that would result in the event of offset.

	September 30, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts not designated as hedging instruments	$39,438	$—	$—	$39,438
Written and purchased options	7,998	—	—	7,998
Total derivative assets subject to master netting arrangements	$47,436	$—	$—	$47,436
Derivative liabilities
Interest rate contracts designated as hedging instruments	$9,649	$—	$(12,752)	$(3,103)
Interest rate contracts not designated as hedging instruments	39,563	—	(45,247)	(5,684)
Total derivative liabilities subject to master netting arrangements	$49,212	$—	$(57,999)	$(8,787)

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.

	December 31, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)		Derivatives	Collateral (1)	Net
Derivatives subject to master netting arrangements
Derivative assets
Interest rate contracts designated as hedging instruments	$58	$—	$—	$58
Interest rate contracts not designated as hedging instruments	18,058	—	—	18,058
Written and purchased options	6,277	—	—	6,277
Total derivative assets subject to master netting arrangements	$24,393	$—	$—	$24,393
Derivative liabilities
Interest rate contracts not designated as hedging instruments	$18,058	$—	$(20,104)	$(2,046)
Total derivative liabilities subject to master netting arrangements	$18,058	$—	$(20,104)	$(2,046)

(1)	Consists of cash collateral recorded at cost, which approximates fair value, and investment securities.
During the nine months ended September 30, 2016 and 2015, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
At September 30, 2016, the Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next twelve months for derivatives that will be settled.

At September 30, 2016 and 2015, and for the three and nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	For the Three Months Ended September 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2016	2015		2016	2015		2016	2015
Interest rate contracts	$146	$(3,412)	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$146	$(3,412)		$—	$—		$—	$—

						Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in OCI net of taxes (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(Dollars in thousands)
	For the Nine Months Ended September 30
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	2016	2015		2016	2015		2016	2015
Interest rate contracts	$(6,309)	$(374)	Other income (expense)	$—	$—	Other income (expense)	$—	$—
Total	$(6,309)	$(374)		$—	$—		$—	$—
Information pertaining to the effect of derivatives not designated as hedging instruments on the consolidated financial statements is as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)		2016	2015	2016	2015
Interest rate contracts (1)	Other income	$2,215	$1,130	$7,509	$3,069
Foreign exchange contracts	Other income	4	—	7	—
Forward sales contracts	Mortgage income	(2,590)	(6,524)	(12,720)	1,526
Written and purchased options	Mortgage income	(2,624)	(526)	3,846	(1,711)
Total		$(2,995)	$(5,920)	$(1,358)	$2,884
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
Effective January 1, 2016, the Company was subject to an additional 25% phase out of its trust preferred securities from Tier 1 Risk-Based Capital. As a result, 100% of the Company's trust preferred securities are excluded from Tier 1 Risk-Based Capital at September 30, 2016. Additionally, the Company and IBERIABANK's Common Equity Tier 1 Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital were impacted at September 30, 2016 by an additional 20% phase out of certain intangible assets above the December 31, 2015 phase out percentage.
Management believes that, as of September 30, 2016, the Company and IBERIABANK met all capital adequacy requirements to which they are subject.
As of September 30, 2016, the most recent notification from the FDIC categorized IBERIABANK as well capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company) existing at the time of notification. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The Company’s and IBERIABANK’s actual capital amounts and ratios as of September 30, 2016 and December 31, 2015 are presented in the following table.

	September 30, 2016
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$784,103	4.00%	N/A	N/A	$1,901,866	9.70%
IBERIABANK	781,582	4.00	976,978	5.00	1,831,469	9.37
Common Equity Tier 1 (CET1)
Consolidated	$785,140	4.50%	N/A	N/A	$1,769,769	10.14%
IBERIABANK	783,333	4.50	1,131,481	6.50	1,831,469	10.52
Tier 1 Risk-Based Capital
Consolidated	$1,046,854	6.00%	N/A	N/A	$1,901,866	10.90%
IBERIABANK	1,044,444	6.00	1,392,591	8.00	1,831,469	10.52
Total Risk-Based Capital
Consolidated	$1,395,805	8.00%	N/A	N/A	$2,178,549	12.49%
IBERIABANK	1,392,591	8.00	1,740,739	10.00	1,991,651	11.44

	December 31, 2015
	Minimum		Well Capitalized		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage
Consolidated	$751,798	4.00%	N/A	N/A	$1,790,034	9.52%
IBERIABANK	749,226	4.00	936,532	5.00	1,691,022	9.03
Common Equity Tier 1 (CET1)
Consolidated	$752,610	4.50%	N/A	N/A	$1,684,097	10.07%
IBERIABANK	750,660	4.50	1,084,287	6.50	1,691,022	10.14
Tier 1 Risk-Based Capital
Consolidated	$1,003,479	6.00%	N/A	N/A	$1,790,034	10.70%
IBERIABANK	1,000,880	6.00	1,334,507	8.00	1,691,022	10.14
Total Risk-Based Capital
Consolidated	$1,337,973	8.00%	N/A	N/A	$2,029,932	12.14%
IBERIABANK	1,334,507	8.00	1,668,133	10.00	1,843,545	11.05

Beginning January 1, 2016, minimum CET1, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios are subject to a capital conservation buffer of 0.625%. This capital conservation buffer will increase in subsequent years by 0.625% annually until it is fully phased in on January 1, 2019 at 2.50%. At September 30, 2016, the capital conservation buffers of the Company and IBERIABANK were 4.49% and 3.44%, respectively.

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
On May 4, 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The Company anticipates the share repurchase program will extend over a 2-year time frame, or earlier if the shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the second quarter of 2016, the Company repurchased 202,506 common shares at a weighted average price of $57.61 per common share. The Company did not repurchase any common shares during the third quarter of 2016.

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

The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Earnings per common share - basic
Net income	$48,068	$42,475	$141,647	$98,437
Preferred stock dividends	(3,590)	—	(7,020)	—
Dividends and undistributed earnings allocated to unvested restricted shares	(462)	(492)	(1,464)	(1,171)
Earnings allocated to common shareholders - basic	$44,016	$41,983	$133,163	$97,266
Weighted average common shares outstanding	40,618	40,514	40,699	37,436
Earnings per common share - basic	$1.08	$1.04	$3.27	$2.60
Earnings per common share - diluted
Earnings allocated to common shareholders - basic	$44,016	$41,983	$133,163	$97,266
Dividends and undistributed earnings allocated to unvested restricted shares	(4)	(3)	(17)	(41)
Earnings allocated to common shareholders - diluted	$44,012	$41,980	$133,146	$97,225
Weighted average common shares outstanding	40,618	40,514	40,699	37,436
Dilutive potential common shares - stock options	193	100	119	96
Weighted average common shares outstanding - diluted	40,811	40,614	40,818	37,532
Earnings per common share - diluted	$1.08	$1.03	$3.26	$2.59
For the three months ended September 30, 2016, and 2015, the calculations for basic shares outstanding exclude the weighted average shares owned by the Recognition and Retention Plan (“RRP”) of 434,468, and 616,307, respectively. For the nine months ended September 30, 2016, and 2015, basic shares outstanding exclude 456,921 and 606,621 shares owned by the RRP, respectively.
The effects from the assumed exercises of 73,882 and 82,310 stock options were not included in the computation of diluted earnings per share for the three months ended September 30, 2016, and 2015, respectively, because such amounts would have had an antidilutive effect on earnings per common share. For the nine months ended September 30, 2016, and 2015, the effects from the assumed exercise of 268,257 and 79,690 stock options, respectively, were not included in the computation of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 12 – SHARE-BASED COMPENSATION
The Company has various types of share-based compensation plans that permit the granting of awards in the form of stock options, restricted stock, restricted share units, phantom stock and performance units. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the terms, conditions and other provisions of the awards. At September 30, 2016, awards of 2,468,506 shares could be made under approved incentive compensation plans.

Stock option awards
The Company issues stock options under various plans to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.
The following table represents the activity related to stock options during the periods indicated:

	Number of shares	Weighted Average Exercise Price
Outstanding options, December 31, 2015	813,777	$56.99
Granted	152,209	47.63
Exercised	(72,258)	55.28
Forfeited or expired	(49,636)	60.06
Outstanding options, September 30, 2016	844,092	$55.27
Exercisable options, September 30, 2016	538,751	$56.40

Outstanding options, December 31, 2014	867,682	$55.92
Granted	81,313	62.53
Exercised	(95,265)	50.64
Forfeited or expired	(15,733)	66.57
Outstanding options, September 30, 2015	837,997	$56.96
Exercisable options, September 30, 2015	570,148	$56.53
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The following weighted-average assumptions were used for option awards issued during the following periods:

	For the Nine Months Ended September 30
	2016	2015
Expected dividends	2.9%	2.2%
Expected volatility	29.1%	35.6%
Risk-free interest rate	1.4%	2.0%
Expected term (in years)	6.5	7.5
Weighted-average grant-date fair value	$10.16	$19.60
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
The following table represents the compensation expense that is included in non-interest expense in the accompanying consolidated statements of comprehensive income related to stock options for the following periods:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Compensation expense related to stock options	$513	$455	$1,500	$1,400
At September 30, 2016, there was $2.5 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.4 years.

Restricted stock awards
The Company issues restricted stock under various plans for certain officers and directors. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have the right to vote the shares. The compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is recognized over the vesting period. As of September 30, 2016 and 2015, unrecognized share-based compensation associated with these awards totaled $18.3 million and $22.2 million, respectively.

Restricted share units
During the first nine months of 2016 and 2015, the Company issued restricted share units to certain of its executive officers. Restricted share units vest after the end of a three-year performance period, based on satisfaction of the market and performance conditions set forth in the restricted share unit agreement. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock, adjusted for assumptions surrounding the market-based conditions contained in the respective agreements.
The following table represents the compensation expense that was included in non-interest expense in the accompanying consolidated statements of comprehensive income related to restricted stock awards and restricted share units for the periods indicated:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Compensation expense related to restricted stock awards and restricted share units	$3,014	$2,935	$9,729	$8,739
The following table represents unvested restricted stock award and restricted share unit activity for the following periods:

	For the Nine Months Ended September 30
	2016	2015
Balance at beginning of period	507,130	506,289
Granted	244,074	203,762
Forfeited	(16,890)	(23,471)
Earned and issued	(184,873)	(170,513)
Balance at end of period	549,441	516,067
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
Performance units
During 2015, the Company issued performance units to certain of its executive officers. Performance units are tied to the value of shares of the Company’s common stock, are payable in cash, and vest in increments of one-third per year after attainment of one or more performance measures. The value of performance units is the same as the value of the corresponding number of shares of common stock.
The following table indicates compensation expense recorded for phantom stock and performance units based on the number of share equivalents vested at September 30 of the periods indicated and the current market price of the Company’s stock at that time:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Compensation expense related to phantom stock and performance units	$3,127	$2,976	$8,325	$9,482

The following table represents phantom stock award and performance unit activity during the periods indicated:

(Dollars in thousands)	Number of share equivalents (1)	Value of share equivalents (2)
Balance, December 31, 2015	462,430	$25,466
Granted	200,761	13,475
Forfeited share equivalents	(27,267)	1,830
Vested share equivalents	(158,491)	8,161
Balance, September 30, 2016	477,433	$32,045

Balance, December 31, 2014	475,347	$30,826
Granted	162,740	9,473
Forfeited share equivalents	(28,728)	1,672
Vested share equivalents	(138,678)	8,832
Balance, September 30, 2015	470,681	$27,398

(1)	Number of share equivalents includes all reinvested dividend equivalents for the periods indicated.

(2)
Except for share equivalents at the beginning of each period, which are based on the value at that time, and vested share payments, which are based on the cash paid at the time of vesting, the value of share equivalents is calculated based on the market price of the Company’s stock at the end of the respective periods. The market price of the Company’s stock was $67.12 and $58.21 on September 30, 2016, and 2015, respectively.

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

	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,885,413	$—	$2,885,413
Mortgage loans held for sale	—	210,866	—	210,866
Derivative instruments	—	55,804	—	55,804
Total	$—	$3,152,083	$—	$3,152,083
Liabilities
Derivative instruments	$—	$58,939	$—	$58,939
Total	$—	$58,939	$—	$58,939

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$—	$2,800,286	$—	$2,800,286
Mortgage loans held for sale	—	166,247	—	166,247
Derivative instruments	—	30,486	—	30,486
Total	$—	$2,997,019	$—	$2,997,019
Liabilities
Derivative instruments	$—	$24,939	$—	$24,939
Total	$—	$24,939	$—	$24,939

During the nine months ended September 30, 2016 there were no transfers between the Level 1 and Level 2 fair value categories.
Non-recurring fair value measurements
The Company has segregated all assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$85,463	$85,463
OREO, net	—	—	405	405
Total	$—	$—	$85,868	$85,868

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$31,669	$31,669
OREO, net	—	—	1,662	1,662
Total	$—	$—	$33,331	$33,331
The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the acquisitions completed in 2015. These assets and liabilities were recorded at their fair value upon acquisition in accordance with U.S. GAAP and were not re-measured during the periods presented unless specifically required by U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, property, equipment, and debt) or Level 3 fair value measurements (loans, OREO, deposits, and core deposit intangible assets).
In accordance with the provisions of ASC Topic 310, the Company records certain loans considered impaired at their estimated fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the estimated fair value of the collateral for collateral-dependent loans. Impaired loans with an unpaid principal balance of $120.6 million and $40.2 million were recorded at their fair value at September 30, 2016 and December 31, 2015, respectively. These loans include reserves and charge-offs of $35.2 million and $8.5 million included in the Company's allowance for credit losses at September 30, 2016 and December 31, 2015, respectively.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis at September 30, 2016 and December 31, 2015.

Fair value option
The Company has elected the fair value option for certain originated residential mortgage loans held for sale, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. During the third quarter, an immaterial amount of mortgage loans held for sale for which the fair value option was elected were transferred from loans held for sale to loans held for investment.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Unpaid Principal
Mortgage loans held for sale, at fair value	$210,866	$203,293	$7,573	$166,247	$161,083	$5,164

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of comprehensive income. Net gains (losses) resulting from the change in fair value of these loans that were recorded in mortgage income in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 totaled ($1.5 million) and $2.4 million, respectively, while net gains resulting from the change in fair value of these loans were $7 thousand and $3.7 million for the three and nine months ended September 30, 2015, respectively. The changes in fair value are mostly offset by economic hedging activities, with an immaterial portion of these changes attributable to changes in instrument-specific credit risk.

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

	September 30, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,101,253	$1,101,253	$1,101,253	$—	$—
Investment securities	2,976,066	2,978,823	—	2,978,823	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,987,172	15,032,960	—	210,866	14,822,094
FDIC loss share receivables	24,406	6,343	—	—	6,343
Derivative instruments	55,804	55,804	—	55,804	—

Financial Liabilities
Deposits	$16,522,517	$16,485,224	$—	$—	$16,485,224
Short-term borrowings	713,272	713,272	353,272	360,000	—
Long-term debt	672,438	660,140	—	—	660,140
Derivative instruments	58,939	58,939	—	58,939	—

	December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$510,267	$510,267	$510,267	$—	$—
Investment securities	2,899,214	2,901,247	—	2,901,247	—
Loans and loans held for sale, net of unearned income and allowance for loan losses	14,355,297	14,674,749	—	166,247	14,508,502
FDIC loss share receivables	39,878	9,163	—	—	9,163
Derivative instruments	30,486	30,486	—	30,486	—

Financial Liabilities
Deposits	$16,178,748	$15,696,245	$—	$—	$15,696,245
Short-term borrowings	326,617	326,617	216,617	110,000	—
Long-term debt	340,447	309,847	—	—	309,847
Derivative instruments	24,939	24,939	—	24,939	—
The fair value estimates presented herein are based upon pertinent information available to management as of September 30, 2016 and December 31, 2015.

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

•	Elimination of investment in subsidiary balances on certain operating segments included in total and average segment assets; and

•	Elimination of intercompany due to and due from balances on certain operating segments that are included in total and average segment assets.

	Three Months Ended September 30, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$178,521	$1,982	$1	$180,504
Interest expense	15,944	1,143	—	17,087
Net interest income	162,577	839	1	163,417
Provision for loan losses	12,443	41	—	12,484
Mortgage income	850	20,957	—	21,807
Service charges on deposit accounts	11,066	—	—	11,066
Title revenue	—	—	6,001	6,001
Other non-interest income	20,946	1	—	20,947
Allocated expenses	(3,914)	3,010	904	—
Non-interest expense	127,690	5,891	4,558	138,139
Income before income tax expense	59,220	12,855	540	72,615
Income tax expense	19,282	5,048	217	24,547
Net income	$39,938	$7,807	$323	$48,068
Total loans and loans held for sale, net of unearned income	$14,957,337	$178,028	$—	$15,135,365
Total assets	20,537,304	226,906	24,356	20,788,566
Total deposits	16,513,867	8,650	—	16,522,517
Average assets	20,061,071	305,996	25,761	20,392,828

	Three Months Ended September 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$169,005	$2,071	$1	$171,077
Interest expense	15,109	851	—	15,960
Net interest income	153,896	1,220	1	155,117
Provision for loan losses	5,062	—	—	5,062
Mortgage income	263	20,365	—	20,628
Service charges on deposit accounts	11,342	—	—	11,342
Title revenue	—	—	6,627	6,627
Other non-interest income	18,880	1	—	18,881
Allocated expenses	(3,518)	2,693	825	—
Non-interest expense	124,909	15,605	4,454	144,968
Income before income tax expense	57,928	3,288	1,349	62,565
Income tax expense	18,253	1,306	531	20,090
Net income	$39,675	$1,982	$818	$42,475
Total loans and loans held for sale, net of unearned income	$14,094,936	$224,251	$—	$14,319,187
Total assets	19,242,690	264,914	26,621	19,534,225
Total deposits	16,293,681	9,384	—	16,303,065
Average assets	19,321,164	256,897	26,009	19,604,070

	Nine Months Ended September 30, 2016
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$530,409	$5,723	$2	$536,134
Interest expense	45,380	3,181	—	48,561
Net interest income	485,029	2,542	2	487,573
Provision for loan losses	39,214	41	—	39,255
Mortgage income	856	66,882	—	67,738
Service charges on deposit accounts	32,957	—	—	32,957
Title revenue	—	—	16,881	16,881
Other non-interest income	62,999	8	—	63,007
Allocated expenses	(10,468)	8,007	2,461	—
Non-interest expense	367,985	33,909	13,201	415,095
Income before income tax expense	185,110	27,475	1,221	213,806
Income tax expense	60,841	10,826	492	72,159
Net income	$124,269	$16,649	$729	$141,647
Total loans and loans held for sale, net of unearned income	$14,957,337	$178,028	$—	$15,135,365
Total assets	20,537,304	226,906	24,356	20,788,566
Total deposits	16,513,867	8,650	—	16,522,517
Average assets	19,705,052	289,037	26,626	20,020,715

	Nine Months Ended September 30, 2015
(Dollars in thousands)	IBERIABANK	IMC	LTC	Consolidated
Interest and dividend income	$464,775	$5,430	$2	$470,207
Interest expense	41,410	2,199	—	43,609
Net interest income	423,365	3,231	2	426,598
Provision for loan losses	19,197	—	—	19,197
Mortgage income	830	63,067	—	63,897
Service charges on deposit accounts	30,766	—	—	30,766
Title revenue	—	—	17,402	17,402
Other non-interest income	55,834	(2)	(7)	55,825
Allocated expenses	(11,603)	8,685	2,918	—
Non-interest expense	373,948	44,259	13,123	431,330
Income before income tax expense	129,253	13,352	1,356	143,961
Income tax expense	39,695	5,286	543	45,524
Net income	$89,558	$8,066	$813	$98,437
Total loans and loans held for sale, net of unearned income	$14,094,936	$224,251	$—	$14,319,187
Total assets	19,242,690	264,914	26,621	19,534,225
Total deposits	16,293,681	9,384	—	16,303,065
Average assets	17,760,033	230,379	25,268	18,015,680

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Off-balance sheet commitments
In the normal course of business, to meet the financing needs of its customers, the Company is a party to credit related financial instruments, with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The credit policies used for these commitments are consistent with those used for on-balance sheet instruments. The Company’s exposure to credit loss in the event of non-performance by its customers under such commitments or letters of credit represents the contractual amount of the financial instruments as indicated in the table below. At September 30, 2016 and December 31, 2015, the fair value of guarantees under commercial and standby letters of credit was $1.7 million and $1.5 million, respectively. These amounts represent the unamortized fees associated with the guarantees and is included in “other liabilities” on the Company's consolidated balance sheets. This fair value will decrease as the existing commercial and standby letters of credit approach their expiration dates.
At September 30, 2016 and December 31, 2015, respectively, the Company had the following financial instruments outstanding and related reserves, whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commitments to grant loans	$398,754	$61,240
Unfunded commitments under lines of credit	4,876,141	4,617,802
Commercial and standby letters of credit	165,365	150,281
Reserve for unfunded lending commitments	11,990	14,145
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
In July of 2016, a subsidiary of IBERIABANK received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting information on certain previously originated loans insured by the Federal Housing Administration ("FHA") as well as other documents regarding the subsidiary's FHA-related policies and practices.  The Company is cooperating with HUD and is in the process of responding to the subpoena.  Given the current status of the matter, the Company is unable to determine if its submission of the information requested will result in an additional information request by HUD and/or further proceedings by HUD or other government agencies.
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
The Company has granted loans to executive officers and directors and their affiliates. These loans, including the related principal additions, principal payments, and unfunded commitments are immaterial to the consolidated financial statements at September 30, 2016 and December 31, 2015. None of the related party loans were classified as non-accrual, past due, troubled debt restructurings, or potential problem loans at September 30, 2016 or December 31, 2015, with the exception of the loan discussed below.
IBERIABANK and several other financial institutions have extended credit (the “Credit Facility”) under a multi-bank syndicated credit facility to a corporation ("the Borrower"). One of the Company’s independent directors is the Chairman, President and Chief Executive Officer of the Borrower. IBERIABANK holds approximately six percent of the total commitments from twelve banks under the Credit Facility, which based on the current borrowing base, equates to $21.6 million in IBERIABANK commitments. At December 31, 2015, there was no outstanding balance to IBERIABANK under the Credit Facility. At September 30, 2016, there was approximately $20.5 million outstanding to IBERIABANK under the Credit Facility. Depending on the type of advance, IBERIABANK earns interest on its advances under the Credit Facility at the London Interbank Offered Rate (“LIBOR”) or at a rate equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c)

LIBOR plus 1.00%. At September 30, 2016, the outstanding amount due IBERIABANK under the Credit Facility was on non-accrual status.
Deposits from related parties held by the Company were immaterial at September 30, 2016 and December 31, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of IBERIABANK Corporation and its wholly owned subsidiaries (collectively, the “Company”) as of and for the period ended September 30, 2016, and updates the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2016 compared to December 31, 2015 for the balance sheets and the three and nine months ended September 30, 2016 compared to September 30, 2015 for the statements of comprehensive income. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation.
When we refer to the “Company,” “we,” “our” or “us” in this Report, we mean IBERIABANK Corporation and subsidiaries (consolidated). When we refer to the “Parent,” we mean IBERIABANK Corporation. See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
To the extent that statements in this Report relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by use of the words “may,” “plan,” “believe,” “expect,” “intend,” “will,” “should,” “continue,” “potential,” “anticipate,” “estimate,” “predict,” “project” or similar expressions, or the negative of these terms or other comparable terminology. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.
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

EXECUTIVE SUMMARY
Corporate Profile
The Company is a $20.8 billion bank holding company primarily concentrated in commercial banking in the southeastern United States. The Company has been fulfilling the commercial and retail banking needs of our customers for 129 years through our subsidiary, IBERIABANK, with products and services currently offered in locations in seven states. The Company also operates mortgage production offices in 10 states through IBERIABANK’s subsidiary, IMC, and offers a full line of title insurance and closing services throughout Arkansas and Louisiana through LTC and its subsidiaries. ICP provides equity research, institutional sales and trading, and corporate finance services. 1887 Leasing, LLC owns an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management and trust services for commercial and private banking clients. CDE is engaged in the acquisition and allocation of tax credits.
Summary of 2016 Third Quarter Results of Operations
Net income available to common shareholders for the three months ended September 30, 2016 totaled $44.5 million, a $2.0 million, or 4.7%, increase compared to $42.5 million for the same period in 2015. The primary drivers of the net $2 million increase included an $8.3 million increase in net interest income, a $2.3 million increase in non-interest income, and a $6.8 million decrease in non-interest expense, offset by a $7.4 million increase in provision expense, a $4.5 million increase in income taxes, and a $3.6 million increase in preferred dividends. The resulting earnings per diluted common share for the third quarter of 2016 were $1.08 compared to $1.03 for the same quarter of 2015.
Net interest income was $163.4 million for the third quarter of 2016, an $8.3 million, or 5.4%, increase compared to the same quarter of 2015, primarily driven by an increase in average earning assets and a decrease in average interest-bearing deposits, which helped to offset a decline in yield on loans and investment securities and a three basis point increase in overall funding costs. The net interest spread remained flat at 3.36% for both periods, and the net interest margin on an annualized basis increased three basis points to 3.53%, from 3.50%, when comparing the periods.
Non-interest income was $59.8 million in the third quarter of 2016, an increase of $2.3 million, or 4.1%, over the third quarter of 2015. The period-over-period increase included slight increases in mortgage income, treasury management income, and COLI income partially offset by a slight decrease in title revenue.
Non-interest expense for the third quarter of 2016 decreased $6.8 million, or 4.7%, to $138.1 million compared to $145.0 million during the same quarter of 2015. The third quarter of 2015 included impairment charges related to branch closures, a higher provision for unfunded lending commitments, and greater occupancy and equipment costs, which contributed to the quarter-over-quarter decrease. These decreases were partially offset by an increase in salaries and employee benefits in 2016.

The Company's GAAP efficiency ratio was 61.9% for the three months ended September 30, 2016, an improvement over the 68.2% efficiency ratio for the three months ended September 30, 2015. Including the effects of tax benefits related to tax-exempt income, and excluding amortization of intangibles and non-core revenues and expenses, the core tangible efficiency ratio on a tax-equivalent non-GAAP basis was 60.1% for the third quarter of 2016, compared to 64.8% for the third quarter of 2015. The reconciliation of the GAAP to non-GAAP measure is included in Table 18.
Provision for loan losses increased $7.4 million, or 146.6%, to $12.5 million in the third quarter of 2016, compared to $5.1 million in the third quarter of 2015. The increase is primarily related to the downward migration of energy-related credits, and to a lesser extent, loan growth in the Company's legacy portfolio. Annualized net charge-offs were 27 basis points and seven basis points of average loans during the third quarters of 2016 and 2015, respectively.

Summary of 2016 Year-to-Date Results
Net income available to common shareholders for the nine months ended September 30, 2016 totaled $134.6 million, a 36.8% increase compared to $98.4 million for the same period in 2015. Earnings for the first nine months of 2015 were impacted by $24.2 million in pre-tax merger-related expenses resulting from the acquisitions of Florida Bank Group, Old Florida and Georgia Commerce during that period. In addition, organic balance sheet growth and successful cost containment efforts contributed to the increase in net income during the first nine months of 2016.
Earnings per diluted common share for the nine months ended September 30, 2016 were $3.26, compared to $2.59 for the same period in 2015. Excluding non-core items, primarily merger-related expenses impacting 2015 results, core earnings per share on a diluted basis (Non-GAAP) were $3.27 for the nine months ended September 30, 2016, compared to $3.07 for the nine months ended September 30, 2015. See Table 18, Reconciliations of Non-GAAP Financial Measures.

Net interest income was $487.6 million for the first nine months of 2016, a $61.0 million, or 14.3%, increase compared to the same period of 2015. The net interest spread increased six basis points to 3.44%, from 3.38%, and the net interest margin on an annualized basis increased seven basis points to 3.59%, from 3.52%, when comparing the periods.
Non-interest income increased $12.7 million, or 7.6%, to $180.6 million during the first nine months of 2016, which included increases in mortgage income, sales of SBA loans, service charges on deposit accounts, client derivatives income and treasury management income. These increases were partially offset by a decrease in broker commissions income from lower ICP revenues and the realized gain on a sale-leaseback transaction that occurred in 2015.
Non-interest expense for the first nine months of 2016 was $415.1 million, $16.2 million, or 3.8%, lower than the comparable period of 2015. The primary reason for the decrease is the merger-related expenses incurred on the 2015 acquisitions, as well as a decrease in the provision for unfunded lending commitments and higher gains on sales of former bank properties. These decreases were partially offset by an increase in salaries and employee benefits expense, primarily a result of the Company’s acquisition-related growth, and an increase in FDIC insurance premiums, a result of a higher assessment base.
Provision expense was $39.3 million, up $20.1 million, or 104.5%, during the first nine months of 2016 compared to 2015. The increase is primarily due to a 239.2% increase in classified legacy commercial assets as of those respective period ends, substantially all of which was energy-related.
The Company's effective tax rate is 33.7% year-to-date in 2016, compared to 31.6% for the same period of the prior year. Compared to 2015, income tax expense has increased due to an increase in pre-tax income, operations in higher state tax rate jurisdictions resulting from the 2015 acquisitions, as well as expired tax credits.
Summary of Financial Condition at September 30, 2016
The Company’s total loan portfolio increased $597.1 million, or 4.2%, from year-end 2015 to $14.9 billion at September 30, 2016, which was driven by legacy loan growth of $1.2 billion, partially offset by a decrease of $625.8 million in acquired loans. By loan type, the increase was primarily driven by legacy commercial loan growth of $985.9 million.
From an asset quality perspective, total non-performing assets increased $171.4 million, or 187.6%, compared to December 31, 2015. The regression in asset quality from year-end is a result of loans to customers in the energy industry, which has been impacted by depressed oil and gas prices. Excluding energy-related loans, non-performing assets increased $25.1 million, or 29.8%, from year-end. The Company's total allowance for loan losses increased $9.8 million, or 7.1%, from $138.4 million at December 31, 2015 to $148.2 million at September 30, 2016, and represented approximately 1.0% of total loans at both December 31, 2015 and September 30, 2016.
Total deposits increased $343.8 million, or 2.1%, to $16.5 billion at September 30, 2016, from $16.2 billion at December 31, 2015. Over the same period, non-interest-bearing deposits increased $435.3 million, or 10.0%, and equated to 29.0% and 26.9% of total deposits at September 30, 2016 and December 31, 2015, respectively. The increase in deposits from year-end is a result of organic growth across multiple markets, primarily in non-interest bearing deposits.

Capital ratios as of September 30, 2016 compared to December 31, 2015 were impacted by the phase out of the Company's remaining 25% of trust preferred securities from Tier 1 risk-based capital into Tier 2 capital, and the issuance of preferred stock and repurchase of common shares in May and June 2016, respectively, in addition to normal operations of the Company. Overall, the Company's Tier 1 risk-based capital ratio increased 20 basis points and the total risk-based capital ratio increased 35 basis points from year-end. The Company met all capital adequacy requirements and IBERIABANK continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of September 30, 2016.
Business Outlook
The Company's long-term financial goals are as follows:

•	Core Return on Average Tangible Common Equity of 13% to 17%;

•	Core Tangible Efficiency Ratio of less than 60%;

•	Legacy Asset Quality in the top 10% of our peers;

•	Double-digit percentage growth in core diluted EPS.
The Company continues to face a challenging economic environment; however, remains strategically focused on achieving the long-term financial goals listed above. Concerns over future global economic growth have led to increased demand for safe haven assets and a corresponding contraction in interest rates, which has had a negative impact on the Company's margins.

However, the Company has organically grown its balance sheet in 2016, which should serve to withstand the headwinds of the current economic uncertainty and potential political instability resulting from the upcoming presidential election. In addition, the Company believes that its market diversification and targeted "risk-off" strategy should continue to limit the impact of sustained low oil and gas prices and the related uncertainty in the energy sector on the Company's consolidated financial results.
The Company has been most impacted by the severe downturn in the energy industry that began in 2014. Excess oil supply and weakening global demand have weighed heavily on oil prices, which reached a 12-year low at less than $27 per barrel in January of 2016. While prices have rebounded, concerns over continuing inventory builds, future global economic growth and associated global oil demand, the responsiveness of oil producers, and general economic and geopolitical uncertainty could contribute to future disruptions in oil prices. The Company experienced a downward migration in energy-related credits as expected over 2016, with 53.2% of the energy-related loan portfolio criticized, and 42.3% classified, at September 30, 2016, compared to 21.6% criticized and 11.6% classified at December 31, 2015. Energy-related non-performing assets were $153.6 million at September 30, 2016, compared to $7.3 million at December 31, 2015. Energy-related reserves were $29.2 million, or 4.9% of energy-related outstandings as of September 30, 2016, compared to $26.7 million, or 3.9% of energy-related outstandings, at December 31, 2015. The Company remains cautious regarding the effects on its markets most impacted by the oil and gas industry; however, based on the data currently available, and the fact that energy-related loans comprise only 4.0% of total outstanding loans as of September 30, 2016, the Company does not expect a material impact to its future consolidated financial results or condition.
The mortgage origination locked pipeline was $282 million at September 30, 2016, compared to $227 million at December 31, 2015 and $283 million at September 30, 2015. Mortgage originations increased 2% year-to-date in 2016 compared to 2015 and volumes sold were up 2% year-over-year.
The Company has experienced revenue growth in certain of its fee income businesses during the first nine months of 2016. Treasury management income has increased $3.2 million, or 31%, year-to-date in 2016 and client derivatives income is up approximately $4.4 million, or 144.7%, year-to-date. IFS and IWA revenues are stable and essentially flat year-over-year. ICP, the Company's energy investment banking boutique, has faced headwinds, with revenues decreasing 30% year-over-year.
Cost control measures contributed to a GAAP efficiency ratio of 61.9% during the current quarter, and the efficiency ratio has decreased steadily over the past year from 68.2% in the third quarter of 2015. The Company's core tangible efficiency ratio on a tax-equivalent basis (Non-GAAP) was 60.1% in the third quarter of 2016. The Company's long-term goal is to sustain an efficiency ratio at or below 60% on a non-GAAP core basis.
The Company expects the following results for the fourth quarter and full year of 2016:

•	Consolidated loan growth for 2016 will be around 5 percent;

•
Continued downward pressure on net interest margin, assuming no increase in interest rates, as a result of building balance sheet liquidity, the full impact of the recent increase in non-accrual loans, bond portfolio cash flow reinvestment at lower yields than the current portfolio rate, and the repricing of the loan portfolio at lower rates;

•	Full year loan loss provision of approximately $50 million;

•	Core non-interest expense of approximately $548 million for the full year;

•
Reduced income tax expense of approximately $6 million upon filing the 2015 tax return in the fourth quarter of 2016, resulting in an estimated after-tax non-core EPS benefit of approximately 15 cents per common share in the fourth quarter of 2016; and

•	Core EPS of $4.40 to $4.45 for the full year, which implies a range of $1.13 to $1.18 for the fourth quarter.
Please see the "Non-GAAP Measures" section and Table 18 for a discussion on the reasons why the Company's management believes that presentation of non-GAAP financial measures provides useful information to investors regarding the Company's financial condition and results of operations.

ANALYSIS OF RESULTS OF OPERATIONS
The following table sets forth selected financial ratios and other relevant data used by management to analyze the Company’s performance.
TABLE 1 – SELECTED CONSOLIDATED FINANCIAL INFORMATION

	As of and For the Three Months Ended September 30
	2016	2015
Key Ratios (1)
Return on average assets	0.94%	0.86%
Core return on average assets (Non-GAAP)	0.94	0.89
Return on average common equity	7.00	7.09
Core return on average tangible common equity (Non-GAAP) (2)	10.30	11.18
Equity to assets at end of period	12.83	12.71
Earning assets to interest-bearing liabilities at end of period	144.53	141.43
Interest rate spread (3)	3.36	3.36
Net interest margin (TE) (3) (4)	3.53	3.50
Non-interest expense to average assets (annualized)	2.69	2.93
Efficiency ratio (5)	61.9	68.2
Core tangible efficiency ratio (TE) (Non-GAAP) (2) (4) (5)	60.1	64.8
Common stock dividend payout ratio	33.25	32.90
Asset Quality Data
Non-performing assets to total assets at end of period (6) (7)	1.26%	0.50%
Allowance for credit losses to non-performing loans at end of period (6) (7)	66.53	255.97
Allowance for credit losses to total loans at end of period	1.07	1.03
Consolidated Capital Ratios
Tier 1 leverage ratio	9.70%	9.33%
Common Equity Tier 1 (CET1)	10.14	10.08
Tier 1 risk-based capital ratio	10.90	10.73
Total risk-based capital ratio	12.49	12.15

(1)	With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.

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

(7)
Acquired non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

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
TABLE 2 – QUARTERLY AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Three Months Ended September 30
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (3)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (3)
Earning Assets:
Loans (1):
Commercial loans	$10,646,874	$116,653	4.34%	$9,915,593	$110,282	4.41%
Mortgage loans	1,254,665	13,718	4.37%	1,180,725	13,156	4.46%
Consumer and other loans	2,900,660	37,413	5.13%	2,913,283	36,477	4.97%
Total loans	14,802,199	167,784	4.50%	14,009,601	159,915	4.53%
Loans held for sale	219,369	1,774	3.24%	200,895	1,847	3.68%
Investment securities	2,830,892	13,815	2.09%	2,697,617	13,730	2.16%
FDIC loss share receivable	27,694	(3,935)	(55.61)%	47,190	(5,600)	(46.43)%
Other earning assets	641,080	1,066	0.66%	756,277	1,185	0.62%
Total earning assets	18,521,234	180,504	3.89%	17,711,580	171,077	3.86%
Allowance for loan losses	(149,101)			(130,367)
Non-earning assets	2,020,695			2,022,857
Total assets	$20,392,828			$19,604,070
Interest-bearing liabilities
Deposits:
NOW accounts	$2,936,130	2,313	0.31%	$2,655,069	1,725	0.26%
Savings and money market accounts	6,359,006	5,826	0.36%	7,104,789	6,460	0.36%
Certificates of deposit	2,176,159	4,592	0.84%	2,343,794	5,039	0.85%
Total interest-bearing deposits	11,471,295	12,731	0.44%	12,103,652	13,224	0.43%
Short-term borrowings	732,451	753	0.40%	262,250	116	0.17%
Long-term debt	682,708	3,603	2.06%	343,016	2,620	2.99%
Total interest-bearing liabilities	12,886,454	17,087	0.53%	12,708,918	15,960	0.50%
Non-interest-bearing demand deposits	4,605,447			4,265,912
Non-interest-bearing liabilities	239,911			206,030
Total liabilities	17,731,812			17,180,860
Shareholders’ equity	2,661,016			2,423,210
Total liabilities and shareholders’ equity	$20,392,828			$19,604,070
Net earning assets	$5,634,780			$5,002,662
Net interest income / Net interest spread		$163,417	3.36%		$155,117	3.36%
Net interest income (TE) / Net interest margin (TE) (3)		$165,795	3.53%		$157,302	3.50%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $0.7 million for the three-month periods ended September 30, 2016 and 2015.

(3)	Taxable equivalent yields are calculated using a rate of 35%, which approximates the marginal tax rate.

TABLE 3 – YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	Nine Months Ended September 30
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (3)	Average Balance	Interest Income/Expense (2)	Yield/ Rate (3)
Earning Assets:
Loans (1):
Commercial loans	$10,452,794	$344,658	4.39%	$9,032,618	$297,199	4.40%
Mortgage loans	1,226,307	40,928	4.45%	1,156,101	41,129	4.74%
Consumer and other loans	2,897,576	111,758	5.15%	2,777,330	105,113	5.06%
Total loans	14,576,677	497,344	4.54%	12,966,049	443,441	4.57%
Loans held for sale	197,317	5,025	3.40%	179,211	4,742	3.53%
Investment securities	2,851,482	43,691	2.17%	2,492,826	38,017	2.15%
FDIC loss share receivable	32,398	(12,484)	(50.63)%	56,299	(19,011)	(44.53)%
Other earning assets	526,557	2,558	0.65%	608,578	3,018	0.66%
Total earning assets	18,184,431	536,134	3.95%	16,302,963	470,207	3.87%
Allowance for loan losses	(146,520)			(129,325)
Non-earning assets	1,982,804			1,842,042
Total assets	$20,020,715			$18,015,680
Interest-bearing liabilities
Deposits:
NOW accounts	$2,902,649	6,334	0.29%	$2,587,020	5,042	0.26%
Savings and money market accounts	6,480,916	16,992	0.35%	6,064,012	14,892	0.33%
Certificates of deposit	2,130,800	13,255	0.83%	2,275,968	14,410	0.85%
Total interest-bearing deposits	11,514,365	36,581	0.42%	10,927,000	34,344	0.42%
Short-term borrowings	617,562	1,900	0.40%	488,574	699	0.19%
Long-term debt	600,141	10,080	2.21%	404,125	8,566	2.80%
Total interest-bearing liabilities	12,732,068	48,561	0.51%	11,819,699	43,609	0.49%
Non-interest-bearing demand deposits	4,486,314			3,840,738
Non-interest-bearing liabilities	203,723			171,585
Total liabilities	17,422,105			15,832,022
Shareholders’ equity	2,598,610			2,183,658
Total liabilities and shareholders’ equity	$20,020,715			$18,015,680
Net earning assets	$5,452,363			$4,483,264
Net interest income / Net interest spread		$487,573	3.44%		$426,598	3.38%
Net interest income (TE) / Net interest margin (TE) (3)		$494,644	3.59%		$432,819	3.52%

(1)	Total loans include non-accrual loans for all periods presented.

(2)	Interest income includes loan fees of $2.1 million for the nine-month periods ended September 30, 2016 and 2015.

(3)	Taxable equivalent yields are calculated using a rate of 35%, which approximates the marginal tax rate.

Net interest income was $163.4 million for the third quarter of 2016, an $8.3 million, or 5.4%, increase compared to the same quarter of 2015. The third quarter of 2016 reflects an $809.7 million, or 4.6%, increase in average earning assets, partially offset by a $177.5 million, or 1.4%, increase in average interest-bearing liabilities compared to the third quarter of 2015. The earning asset yield increased three basis points to 3.89% during the third quarter of 2016. The increased interest income from earning asset volume in the third quarter of 2016 was partially offset by $1.5 million of interest reversals on loans moving to non-accrual status and $0.7 million accelerated bond premium amortization on the investment portfolio from higher prepayment speeds. While the FOMC increased rates in December of 2015, the incremental benefit of that rate increase was partially offset by compressing spreads on loan originations. Funding costs increased three basis points to 0.53% compared to the third quarter of 2015. Overall, the net interest spread remained flat at 3.36% for both three-month periods, and the net interest margin on an annualized basis increased three basis points to 3.53%, from 3.50%, when comparing the periods.
Net interest income was $487.6 million for the first nine months of 2016, a $61.0 million, or 14.3%, increase compared to the same period of 2015. Year-to-date 2016 results reflect a $1.9 billion, or 11.5%, increase in average earning assets, partially offset by a $912.4 million, or 7.7%, increase in average interest-bearing liabilities compared to the first nine months of 2015. The earning asset yield increased eight basis points to 3.95% during the first nine months of 2016, primarily due to the timing of investment securities purchases at higher yields and sale of lower yielding securities, offset by accelerated bond premium amortization. In addition, amortization on FDIC loss share receivables, which result in a negative yield for this asset, has decreased 34.3% year-over-year. Funding costs increased two basis points to 0.51% when compared to 2015. As a result, the net interest spread increased six basis points to 3.44%, from 3.38%, and the net interest margin on an annualized basis increased seven basis points to 3.59%, from 3.52%, when comparing the periods.
Average loans made up 79.9% and 79.1% of average earning assets in the third quarters of 2016 and 2015, respectively, and 80.2% and 79.5% for the respective nine-month periods. Average loans increased $792.6 million, or 5.7%, when comparing the third quarter of 2016 to the same quarter of 2015, and $1.6 billion, or 12.4%, when comparing the nine months of 2016 to the same period of 2015. The increase in loans was a result of organic growth in the Company's legacy loan portfolio. Investment securities made up 15.3% and 15.2% of average earning assets for the third quarters of 2016 and 2015, respectively, and 15.7% and 15.3% for the respective nine-month periods.
Average interest-bearing deposits made up 89.0% and 95.2% of average interest-bearing liabilities in the third quarters of 2016 and 2015, respectively, and 90.4% and 92.4% for the respective nine-month periods. Average short-term borrowings and long-term debt comprised 11.0% of average interest-bearing liabilities in the third quarter of 2016, compared to 4.8% for the third quarter of 2015, and 9.6% for the first nine months of 2016, compared to 7.6% for the same period of 2015.
The following table sets forth information regarding average loan balances and average yields, segregated into the legacy and acquired portfolios, for the periods indicated.
TABLE 4 – AVERAGE LOAN BALANCE AND YIELDS

	Three Months Ended September 30				Nine Months Ended September 30
	2016		2015		2016		2015
(Dollars in thousands)	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Legacy loans	12,182,980	3.97%	10,571,181	3.90%	11,747,949	3.99%	10,153,990	3.89%
Acquired loans	2,619,219	6.75%	3,438,420	6.30%	2,828,728	6.62%	2,812,059	6.85%
Total loans	14,802,199	4.46%	14,009,601	4.49%	14,576,677	4.51%	12,966,049	4.53%
FDIC loss share receivables	27,694	(55.61)%	47,190	(46.43)%	32,398	(50.63)%	56,299	(44.53)%
Total loans and FDIC loss share receivables	$14,829,893	4.35%	$14,056,791	4.32%	$14,609,075	4.38%	$13,022,348	4.32%
Provision for Loan Losses
Provision for loan losses increased $7.4 million, or 146.6%, to $12.5 million in the third quarter of 2016, compared to $5.1 million in the third quarter of 2015. The increase is primarily attributable to the downward migration of energy-related credits as expected, due to general energy sector weakness, and to a lesser extent, growth in legacy loans.

Provision expense was $39.3 million, up $20.1 million, or 104.5%, during the first nine months of 2016 compared to 2015. The increase is partially related to total loan growth of 5.7% from September 30, 2015 to September 30, 2016, but primarily is due to a significant increase in classified assets, predominantly energy-related legacy commercial loans, as of those respective period ends. Classified legacy commercial assets as of September 30, 2016 were $373.1 million, of which $253.6 million were energy-related, compared to classified legacy commercial assets of $110.0 million as of September 30, 2015, of which $41.6 million were energy-related.
See the "Asset Quality" section for further discussion on past due loans, non-performing assets, troubled debt restructurings and the allowance for credit losses.
Non-interest Income
The Company’s operating results for the three months ended September 30, 2016 included non-interest income of $59.8 million compared to $57.5 million for the same period of 2015. The $2.3 million, or 4.1%, increase in non-interest income included a $1.2 million, or 5.7%, increase in mortgage income, a $1.1 million, or 96.1%, increase in client derivatives income, a $0.9 million, or 24.5%, increase in treasury management income, as well as a $1.4 million, or 140.7% increase in income from COLI assets (which is more than offset by an increase in salaries and benefits expense within non-interest expense). These increases were partially offset by a $0.6 million, or 9.4%, decrease in title revenue and a $0.8 million, or 24.0%, decrease in IFS revenues. Also of note, the increase in mortgage income during the current quarter was tempered by a $1.1 million valuation adjustment on a small portfolio of loans moved from held for sale to held for investment. Non-interest income as a percentage of total gross revenue (defined as total interest and dividend income and non-interest income) in the third quarter of 2016 was 24.9% compared to 25.1% of total gross revenue in the third quarter of 2015.
Non-interest income increased $12.7 million, or 7.6%, to $180.6 million during the first nine months of 2016, which included increases of $4.4 million, or 144.7%, in client derivatives income, $3.2 million, or 31.1%, in treasury management income, and $3.8 million, or 6.0%, in mortgage income. These increases, in addition to increased non-interest income related to service charges on deposit accounts and sales of SBA loans, were partially offset by a $2.1 million, or 15.8%, decrease in broker commissions income from lower ICP revenues, and a $2.4 million gain on the sale of fixed assets in 2015, primarily related to the realized gain on a sale-leaseback transaction.
Non-interest Expense
Non-interest expense for the third quarter of 2016 decreased $6.8 million, or 4.7%, compared to the same quarter of 2015.
Net occupancy and equipment expense decreased $1.5 million, or 8.1%, compared to the third quarter of 2015 due to decreases in rent and depreciation expenses. Credit and other loan related expense decreased $3.3 million, or 63.2%, from the year-ago quarter as a result of a lower reserve for unfunded lending commitments (although this was more than offset by an increase in provision expense). Other non-interest expense decreased $3.2 million, or 24.3%, primarily due to a $1.9 million impairment charge taken in the third quarter of 2015 related to branch closures. Offsetting these decreases was an increase in salaries and employee benefits of $2.6 million.

Non-interest expense for the first nine months of 2016 was $415.1 million, $16.2 million, or 3.8%, lower than the comparable period of 2015. The primary reason for the decrease is the merger-related expenses incurred during the first nine months of 2015 resulting from the Company's three 2015 acquisitions. Data processing expense and professional services expense decreased $9.8 million, or 35.2%, and $4.4 million, or 23.5%, respectively year-over-year, predominantly due to merger-related expenses.
On a year-to-date basis, credit and other loan related expense decreased $6.6 million, or 46.8%, period-over-period primarily as a result of a $4.9 million decrease in the reserve for unfunded lending commitments due to a risk shift from higher-risk energy-related commitments, which have decreased as these lines have funded (in which case the provision for loan losses was increased) or been curtailed, to lower-risk unfunded commitments. Other non-interest expense decreased $3.7 million primarily due to a $3.9 million decrease in net costs of OREO property relating to impairment charges on branch closures taken in 2015, compared to the gains recognized on sales of those former bank properties in 2016. These decreases were offset by an $11.7 million, or 4.9%, increase in salaries and employee benefits expense, primarily a result of the Company’s acquisition-related growth.
Income Taxes
For the three months ended September 30, 2016 and 2015, the Company recorded income tax expense of $24.5 million and $20.1 million, respectively, equating to an effective income tax rate of 33.8% and 32.1%, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded income tax expense of $72.2 million and $45.5 million, respectively, which resulted in an effective income tax rate of 33.7% for the first nine months of 2016 and 31.6% for the same period of 2015.
The difference between the effective tax rate and the statutory federal and state tax rates relates to items that are non-taxable or non-deductible, primarily the effect of tax-exempt income, the non-deductibility of a portion of the amortization recorded on acquisition intangibles, and various tax credits. The effective tax rate was negatively impacted in 2016 by the increase in pre-tax income, expiration of new market tax credits, and the post-merger effect of the 2015 acquisitions, which contributed to an increase in the Company's state effective tax rate given the higher statutory tax rates in Florida and Georgia.

FINANCIAL CONDITION
Earning Assets
Interest income associated with earning assets is the Company’s primary source of income. Earning assets are composed of interest-earning or dividend-earning assets, including loans, securities, short-term investments and loans held for sale. As a result of organic growth, earning assets increased $1.2 billion, or 6.7%, since December 31, 2015.
The following discussion highlights the Company’s major categories of earning assets.
Loans
The Company had total loans of approximately $14.9 billion at September 30, 2016, an increase of $597.1 million, or 4.2%, from December 31, 2015. Legacy loans increased $1.2 billion, or 10.9%, to $12.4 billion at September 30, 2016, while acquired loans decreased $625.8 million, or 19.9%, to $2.5 billion at September 30, 2016. The growth in the legacy portfolio included increases in commercial loans of $985.9 million, or 12.1%, consumer loans of $90.9 million, or 3.8%, and mortgage loans of $146.1 million, or 21.0%, over December 31, 2015 balances. With no additional acquisitions in the first nine months of 2016, the acquired portfolio is decreasing as expected over time as pay-downs and pay-offs occur. In addition, acquired loans are transferred to the legacy portfolio as they are refinanced, renewed, restructured, or otherwise underwritten to the Company's standards.
The major categories of loans outstanding at September 30, 2016 and December 31, 2015 are presented in the following tables, segregated into legacy and acquired loans.
TABLE 5 – SUMMARY OF LOANS

	September 30, 2016
	Commercial			Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Indirect automobile	Home Equity	Credit Card	Other	Total
Legacy	$5,419,483	$3,101,472	$598,279	$840,082	$153,904	$1,755,295	$80,452	$464,403	$12,413,370
Acquired	1,261,732	361,525	1,362	430,448	9	395,835	507	59,711	2,511,129
Total	$6,681,215	$3,462,997	$599,641	$1,270,530	$153,913	$2,151,130	$80,959	$524,114	$14,924,499

	December 31, 2015
	Commercial			Consumer and Other
(Dollars in thousands)	Real Estate	Commercial and Industrial	Energy-related	Residential Mortgage	Indirect automobile	Home Equity	Credit Card	Other	Total
Legacy	$4,504,062	$2,952,102	$677,177	$694,023	$246,214	$1,575,643	$77,261	$464,038	$11,190,520
Acquired	1,569,449	492,476	3,589	501,296	84	490,524	582	78,908	3,136,908
Total	$6,073,511	$3,444,578	$680,766	$1,195,319	$246,298	$2,066,167	$77,843	$542,946	$14,327,428
Loan Portfolio Components
The Company’s loan to deposit ratio at September 30, 2016 and December 31, 2015 was 90.3% and 88.6%, respectively. The percentage of fixed rate loans to total loans was 43.9% at September 30, 2016 and 47.9% at December 31, 2015. The discussion below highlights activity by major loan type. Overall, the composition of the Company’s loan portfolio as of September 30, 2016 is consistent with the composition as of December 31, 2015.
Commercial Loans
Total commercial loans increased $545.0 million, or 5.3%, to $10.7 billion at September 30, 2016, from $10.2 billion at December 31, 2015. Legacy commercial loan growth during the first nine months of 2016 totaled $985.9 million, a 12.1%

increase from year-end 2015. The Company continued to attract and retain commercial customers as commercial loans were 72.0% of the total loan portfolio at September 30, 2016, compared to 71.2% at December 31, 2015. Unfunded commitments on commercial loans, including approved loan commitments not yet funded, were $3.9 billion at September 30, 2016, an increase of $346.2 million, or 9.7%, when compared to year-end 2015.

Commercial real estate loans increased $607.7 million, or 10.0%, during the first nine months of 2016, driven by an increase in legacy commercial real estate loans of $915.4 million, or 20.3%, partially offset by a decrease in acquired commercial real estate loans of $307.7 million, or 19.6%. At September 30, 2016, commercial real estate loans totaled $6.7 billion, or 44.8% of the total loan portfolio, compared to 42.4% at December 31, 2015.
As of September 30, 2016, commercial and industrial loans totaled $3.5 billion, or 23.2% of the total loan portfolio. This represents an $18.4 million, or 0.5%, increase from December 31, 2015.
The following table details the Company’s commercial loans by state, as defined by market of origination.
TABLE 6 – COMMERCIAL LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
September 30, 2016
Real Estate	$1,986,606	$1,049,247	$830,385	$746,836	$377,128	$240,265	$188,942	$74	$5,419,483
Commercial and Industrial	997,873	375,593	363,751	582,734	237,208	116,134	363,549	64,630	3,101,472
Energy-related	70,163	—	82	527,976	58	—	—	—	598,279
Total legacy	3,054,642	1,424,840	1,194,218	1,857,546	614,394	356,399	552,491	64,704	9,119,234

Real Estate	183,830	762,336	18,546	23,289	—	263,373	10,358	—	1,261,732
Commercial and Industrial	18,011	136,685	1,100	16,097	—	153,787	3,900	31,945	361,525
Energy-related	1,062	—	—	—	—	—	—	300	1,362
Total acquired	202,903	899,021	19,646	39,386	—	417,160	14,258	32,245	1,624,619
Total	$3,257,545	$2,323,861	$1,213,864	$1,896,932	$614,394	$773,559	$566,749	$96,949	$10,743,853

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
December 31, 2015
Real Estate	$1,890,451	$695,032	$712,658	$645,957	$355,375	$65,874	$138,712	$3	$4,504,062
Commercial and Industrial	1,089,850	252,780	346,905	590,276	213,887	59,619	347,992	50,793	2,952,102
Energy-related	101,193	—	41	575,822	121	—	—	—	677,177
Total legacy	3,081,494	947,812	1,059,604	1,812,055	569,383	125,493	486,704	50,796	8,133,341

Real Estate	243,998	902,542	26,989	23,280	—	358,700	13,940	—	1,569,449
Commercial and Industrial	26,149	176,458	1,156	17,574	—	209,583	6,479	55,077	492,476
Energy-related	1,633	—	—	—	—	—	—	1,956	3,589
Total acquired	271,780	1,079,000	28,145	40,854	—	568,283	20,419	57,033	2,065,514
Total	$3,353,274	$2,026,812	$1,087,749	$1,852,909	$569,383	$693,776	$507,123	$107,829	$10,198,855

Energy-related Loans
The Company’s loan portfolio includes energy-related loans totaling $599.6 million outstanding at September 30, 2016, or 4.0% of total loans, compared to $680.8 million, or 4.8% of total loans, at December 31, 2015, a decrease of $81.1 million, or 11.9%. At September 30, 2016, E&P loans accounted for 50.2% of energy-related loans and 54.2% of energy-related commitments. Midstream companies accounted for 18.5% of energy-related loans and 19.8% of energy commitments, while service company loans totaled 31.3% of energy-related loans and 26.0% of energy commitments.
The Company has been impacted by the severe downturn in the energy industry that began in 2014. Excess oil and gas supply and weakening global demand caused a rapid and sustained decline in energy commodity prices. While oil and gas prices have rebounded, the length of the downturn has left the financial condition of businesses and communities tied to the oil and gas industries unsettled. The Company experienced a downward migration in energy-related credits as expected over 2016, with 53.2% of the energy-related loan portfolio criticized, and 42.3% classified, at September 30, 2016, compared to 21.6% criticized and 11.6% classified at December 31, 2015. Energy-related non-performing assets were $153.6 million at September 30, 2016, compared to $7.3 million at December 31, 2015. Energy-related reserves were $29.2 million, or 4.9% of energy-related outstandings, as of September 30, 2016, compared to $26.7 million, or 3.9% of energy-related outstandings, at December 31, 2015. The Company charged-off $14.7 million of energy-related loans year-to-date in 2016, and had no energy-related charge-offs in 2015.
Mortgage Loans
The Company continues to sell the majority of conforming mortgage loan originations in the secondary market rather than assume the interest rate risk associated with these longer term assets. Upon the sale, the Company retains servicing on a limited portion of these loans. Total residential mortgage loans increased $75.2 million, or 6.3%, compared to December 31, 2015, largely due to an increase in private banking clients, as well as transfers of other non-conforming loans from held for sale to held for investment.
Consumer Loans
The Company offers consumer loans in order to provide a full range of retail financial services to its customers. The Company originates substantially all of its consumer loans in its primary market areas. At September 30, 2016, $2.9 billion, or 19.5%, of the total loan portfolio was comprised of consumer loans, compared to $2.9 billion, or 20.5%, at the end of 2015. Total consumer loans decreased $23.1 million, or 0.8%, from December 31, 2015, primarily due to a $92.3 million decrease in indirect automobile loans, a product that is no longer offered, partially offset by an $85.0 million increase in home equity loans. The majority of the consumer loan portfolio is comprised of home equity loans, which were $2.2 billion of the total $2.9 billion of consumer loans at September 30, 2016.
In order to assess the risk characteristics of the loan portfolio, the Company considers the current U.S. economic environment and that of its primary market areas. See Note 6, Allowance for Credit Losses, for credit quality factors by loan portfolio segment.
Additional information on the Company’s consumer loan portfolio is presented in the following tables. For the purposes of Table 8, unscoreable consumer loans have been included in loans with credit scores below 660. Credit scores reflect the Company’s most recent information available as of the dates indicated.

TABLE 7 – CONSUMER LOANS BY STATE

(Dollars in thousands)	Louisiana	Florida	Alabama	Texas	Arkansas	Georgia	Tennessee	Other	Total
September 30, 2016
Legacy	$1,030,813	$409,884	$262,229	$116,772	$245,717	$58,543	$67,482	$262,614	$2,454,054
Acquired	132,093	187,921	34,431	33,116	—	56,862	11,615	24	456,062
Total	$1,162,906	$597,805	$296,660	$149,888	$245,717	$115,405	$79,097	$262,638	$2,910,116

December 31, 2015
Legacy	$1,023,828	$286,539	$246,837	$113,773	$252,289	$32,562	$51,182	$356,146	$2,363,156
Acquired	155,980	233,886	36,977	42,420	—	86,083	14,742	10	570,098
Total	$1,179,808	$520,425	$283,814	$156,193	$252,289	$118,645	$65,924	$356,156	$2,933,254

TABLE 8 – CONSUMER LOANS BY CREDIT SCORE

(Dollars in thousands)	Below 660	660 - 720	Above 720	Discount	Total
September 30, 2016
Legacy	$521,349	$618,492	$1,314,213	$—	$2,454,054
Acquired	106,973	112,513	261,139	(24,563)	456,062
Total	$628,322	$731,005	$1,575,352	$(24,563)	$2,910,116

December 31, 2015
Legacy	$427,938	$604,751	$1,330,467	$—	$2,363,156
Acquired	122,619	144,665	334,023	(31,209)	570,098
Total	$550,557	$749,416	$1,664,490	$(31,209)	$2,933,254

Mortgage Loans Held for Sale
Loans held for sale were $210.9 million at September 30, 2016, $166.2 million at December 31, 2015, and $202.2 million at September 30, 2015. The balances at the respective period-ends are impacted by the volume and timing of origination and sales activity. Mortgage loan originations totaled $1.92 billion during the first nine months of 2016 and sales totaled $1.86 billion. Similarly, the Company originated $1.88 billion and sold $1.83 billion during the first nine months of 2015.
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
Asset Quality
The lending activities of the Company are governed by written underwriting standards established by management and approved by the Board Risk Committee of the Board of Directors. Commercial risk personnel, in conjunction with senior lending personnel, underwrite the vast majority of commercial business and commercial real estate loans. The Company provides centralized underwriting of substantially all residential mortgage, construction and consumer loans. Established loan origination procedures require appropriate documentation, including financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance, and flood insurance, where appropriate.
Loan payment performance is monitored and late charges are generally assessed on past due accounts. Delinquent and problem loans are administered by functional teams of specialized risk officers. Risk ratings on commercial exposures are reviewed on an ongoing basis and are adjusted as necessary based on the obligor’s risk profile and debt capacity.  Loan Review is responsible for independently assessing and validating risk ratings assigned to commercial exposures through a periodic sampling process. All other loans are also subject to loan reviews through a similar periodic sampling process. The Company exercises judgment in determining the risk classification of its commercial loans.

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
Commercial loans are placed on non-accrual status when any of the following occur: 1) the loan is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) collection of the full contractual amount of principal or interest is not expected (even if the loan is currently paying as agreed);  3) when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection; or 4) the borrower has filed or is likely to file bankruptcy. Factors considered in determining the collection of the full contractual amount of principal or interest include assessment of the borrower’s cash flow, valuation of underlying collateral, and the ability and willingness of guarantors to provide credit support.  Certain commercial loans are also placed on non-accrual status when payment is not past due and full payment of principal and interest is expected, but we have doubt about the borrower’s ability to comply with existing repayment terms. Consideration will be given to placing a loan on non-accrual due to the deterioration of the debtor’s repayment ability, the repayment of the loan becoming totally dependent on the liquidation of collateral, an existing collateral deficiency, the loan being classified as "Doubtful" or "Loss", the client filing, and/or foreclosure being initiated. Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures.
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
TABLE 9 – NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Legacy	Acquired (4)	Legacy	Acquired (4)
Non-accrual loans:
Commercial	$49,911	$5,692	$22,201	2,645
Energy-related	153,620	—	7,081	170
Mortgage	13,816	1,258	13,674	1,109
Consumer and credit card	9,775	1,449	7,972	1,497
Total non-accrual loans	227,122	8,399	50,928	5,421
Accruing loans 90 days or more past due	4,936	297	624	291
Total non-performing loans (1)	232,058	8,696	51,552	5,712
OREO and foreclosed property (2)	11,538	10,547	16,491	17,640
Total non-performing assets (1)	243,596	19,243	68,043	23,352
Performing troubled debt restructurings (3)	112,957	5,176	38,441	3,233
Total non-performing assets and troubled debt restructurings (1)	$356,553	$24,419	$106,484	$26,585
Non-performing loans to total loans (1)	1.87%	0.35%	0.46%	0.18%
Non-performing assets to total assets (1)	1.33%	0.76%	0.42%	0.73%
Non-performing assets and troubled debt restructurings to total assets (1)	1.95%	0.97%	0.65%	0.83%
Allowance for credit losses to non-performing loans	52.09%	451.98%	209.41%	780.29%
Allowance for credit losses to total loans	0.97%	1.57%	0.96%	1.42%

(1)	Non-performing loans and assets include accruing loans 90 days or more past due.

(2)	OREO and foreclosed property at September 30, 2016 and December 31, 2015 include $6.0 million and $8.1 million, respectively, of legacy former bank properties held for development or resale.

(3)
Performing troubled debt restructurings for September 30, 2016 and December 31, 2015 exclude $134.0 million and $23.4 million, respectively, of legacy loans, and $2.5 million and $408,000, respectively, of acquired loans that meet non-performing asset criteria.

(4)
Acquired non-performing loans exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Legacy non-performing assets totaled $243.6 million at September 30, 2016, an increase of $175.6 million, or 258.0%, compared to December 31, 2015. Including TDRs that are in compliance with their modified terms, total legacy non-performing assets and TDRs increased $250.1 million during the first nine months of 2016.
Non-performing legacy loans were 1.87% of total legacy loans at September 30, 2016, 141 basis points higher than at December 31, 2015. The increase in legacy non-performing assets was due primarily to an increase of $146.5 million in energy-related non-accrual loans. The majority of the increase in energy-related non-accruals is comprised of seven relationships that were deemed criticized in prior periods.
Non-performing assets as a percentage of total assets have increased since year-end primarily due to the challenges that our energy-related customers have faced as previously discussed. Legacy non-performing assets were 1.33% of total legacy assets at September 30, 2016, 91 basis points higher than at December 31, 2015. The allowance for credit losses as a percentage of non-performing legacy loans was 52.09% at September 30, 2016 and 209.41% at December 31, 2015. The Company’s allowance for credit losses as a percentage of total legacy loans increased one basis point from 0.96% at December 31, 2015 to 0.97% at September 30, 2016.
The Company had gross charge-offs on legacy loans of $28.5 million during the nine months ended September 30, 2016. Offsetting these charge-offs were recoveries of $3.1 million. As a result, net charge-offs on legacy loans for the first nine months of 2016 were $25.4 million, or 0.29% annualized of average loans, as compared to net charge-offs of $7.5 million, or 0.10% annualized, for the first nine months of 2015.

At September 30, 2016, excluding acquired loans, the Company had $350.3 million of legacy commercial assets classified as substandard, $22.7 million of legacy commercial assets classified as doubtful, and no assets classified as loss. Accordingly, the aggregate of the Company’s legacy commercial classified assets was 1.79% of total assets, 2.50% of total loans, and 3.01% of legacy loans. At December 31, 2015, legacy commercial classified assets totaled $144.1 million, or 0.74% of total assets, 1.01% of total loans, and 1.29% of legacy loans. As with non-classified assets, a reserve for credit losses has been recorded for substandard and doubtful loans at September 30, 2016 in accordance with the Company’s allowance for credit losses policy.
In addition to the problem loans described above, there were $122.5 million of legacy commercial loans classified as special mention at September 30, 2016, which in management’s opinion were subject to potential future rating downgrades. Special mention loans are defined as loans where known information about possible credit problems of the borrowers causes management to have some doubt as to the ability of these borrowers to comply with the present loan repayment terms, which may result in future disclosure of these loans as non-performing. Special mention loans at September 30, 2016 increased $17.7 million, or 16.9%, from December 31, 2015, primarily due to commercial and industrial loans.
As noted above, the asset quality of the Company’s energy-related loan portfolio has been and may continue to be impacted by low commodity prices. At September 30, 2016, non-accrual energy-related loans totaled $153.6 million, compared to $7.3 million at year-end 2015. Thus far in 2016, the Company has experienced $14.7 million in energy-related charge-offs. There were no energy-related charge-offs in 2015.
The overall balance of the acquired loan portfolio has diminished as loans have paid down, paid off or been transferred to the legacy portfolio. Acquired non-performing loans increased $3.0 million, or 52.2%, from year-end, and were 0.35% of total acquired loans at September 30, 2016, compared to 0.18% at December 31, 2015. This increase is primarily due to an increase in non-accrual commercial real estate loans.
Past Due Loans
Past due status is based on the contractual terms of loans. Legacy past due loans (including non-accrual loans) were 2.20% of total loans at September 30, 2016 and 0.65% at December 31, 2015. At September 30, 2016, total past due acquired loans were 0.46% of total loans, an increase of 12 basis points from December 31, 2015. Additional information on past due loans is presented in the following table.
TABLE 10 – PAST DUE LOAN SEGREGATION

	September 30, 2016
	Legacy		Acquired (1)		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$28,437	0.23%	$1,501	0.06%	$29,938	0.20%
60-89 days past due	12,720	0.10	2,467	0.10	15,187	0.10
90-119 days past due	4,808	0.04	297	0.01	5,105	0.03
120 days past due or more	128	—	—	—	128	—
	46,093	0.37	4,265	0.17	50,358	0.34
Non-accrual loans	227,122	1.83	8,399	0.33	235,521	1.58
Total past due and non-accrual loans	$273,215	2.20%	$12,664	0.50%	$285,879	1.92%

(1)
Past due loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

	December 31, 2015
	Legacy		Acquired (1)		Total
		% of Outstanding		% of Outstanding		% of Outstanding
(Dollars in thousands)	Amount	Balance	Amount	Balance	Amount	Balance
Accruing loans:
30-59 days past due	$13,839	0.12%	$2,761	0.09%	$16,600	0.11%
60-89 days past due	6,270	0.07	2,305	0.07	8,575	0.06
90-119 days past due	461	—	291	0.01	752	0.01
120 days past due or more	163	—	—	—	163	—
	20,733	0.19	5,357	0.17	26,090	0.18
Non-accrual loans	50,928	0.46	5,421	0.17	56,349	0.39
Total past due and non-accrual loans	$71,661	0.65%	$10,778	0.34%	$82,439	0.57%

(1)
Past due loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans.

Total legacy loans past due increased $201.6 million, or 281.3%, from December 31, 2015, which included increases in legacy non-accrual loans of $176.2 million and $21.0 million of loans 30-89 days past due. The increase in legacy non-accrual loans was due primarily to a $146.4 million increase in energy-related non-accrual loans.
Total acquired past due loans increased $1.9 million from December 31, 2015 to $12.7 million at September 30, 2016. The change was due to an increase in non-accrual loans of $3.0 million offset by a $1.1 million decrease in loans 30-89 days past due.
Allowance for Credit Losses
The allowance for credit losses represents management’s best estimate of probable credit losses inherent at the balance sheet date. Determination of the allowance for credit losses involves a high degree of complexity and requires significant judgment. Several factors are taken into consideration in the determination of the overall allowance for credit losses. Based on facts and circumstances available, management of the Company believes that the allowance for credit losses was appropriate at September 30, 2016 to cover probable losses in the Company’s loan portfolio. However, future adjustments to the allowance may be necessary, and the results of operations could be adversely affected, if circumstances differ substantially from the assumptions used by management in determining the allowance for credit losses. See the “Application of Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K for the year ended December 31, 2015 for more information.
The allowance for credit losses was $160.2 million at September 30, 2016, or 1.07% of total loans, $7.7 million higher than at December 31, 2015. The allowance for credit losses as a percentage of loans was 1.06% at December 31, 2015.
The allowance for credit losses on the legacy portfolio increased $12.9 million, or 12.0%, since December 31, 2015, primarily due to an increase in legacy non-accrual and classified loans during the first nine months of 2016. Legacy non-accrual and commercial classified loans increased $176.2 million and $229.0 million, respectively, when compared to year-end 2015, primarily due to general energy sector weakness, as previously discussed.
At September 30, 2016 and December 31, 2015, the allowance for loan losses covered non-performing legacy loans 0.5 times and 1.8 times, respectively. Including acquired loans, the allowance for loan losses covered 61.6% and 241.7% of total non-performing loans at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, the Company had an allowance for credit losses of $39.3 million to reserve for probable losses currently in the acquired loan portfolio that have arisen after the losses estimated at the respective acquisition dates.

The following table sets forth the activity in the Company’s allowance for credit losses for the periods indicated.
TABLE 11 – SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR CREDIT LOSSES

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Legacy Loans	Acquired Loans	Total	Legacy Loans	Acquired Loans	Total
Allowance for loan losses at beginning of period	$93,808	$44,570	$138,378	$76,174	$53,957	$130,131
Provision for (Reversal of) loan losses before benefit attributable to FDIC loss share agreements	40,516	(2,501)	38,015	17,743	112	17,855
Adjustment attributable to FDIC loss share arrangements	—	1,240	1,240	—	1,342	1,342
Net provision for (reversal of) loan losses	40,516	(1,261)	39,255	17,743	1,454	19,197
Adjustment attributable to FDIC loss share arrangements	—	(1,240)	(1,240)	—	(1,342)	(1,342)
Transfer of balance to OREO and other	—	(2,045)	(2,045)	—	(9,768)	(9,768)
Loans charged-off	(28,559)	(1,495)	(30,054)	(12,073)	(952)	(13,025)
Recoveries	3,124	775	3,899	4,556	505	5,061
Allowance for loan losses at end of period	108,889	39,304	148,193	86,400	43,854	130,254
Reserve for unfunded commitments at beginning of period	14,145	—	14,145	11,801	—	11,801
Provision for (Reversal of) unfunded lending commitments	(2,155)	—	(2,155)	2,724	—	2,724
Reserve for unfunded commitments at end of period	11,990	—	11,990	14,525	—	14,525
Allowance for credit losses at end of period	$120,879	$39,304	$160,183	$100,925	$43,854	$144,779

FDIC Loss Share Receivables
As part of the FDIC-assisted acquisitions in 2009 and 2010, the Company recorded a receivable from the FDIC, which represented the fair value of the expected reimbursable losses covered by the loss share agreements as of the acquisition dates. The FDIC loss share receivables decreased $15.5 million, or 38.8%, from $39.9 million at December 31, 2015 to $24.4 million at September 30, 2016. The decrease was due to amortization of $12.5 million, submission of reimbursable losses to the FDIC of $1.8 million, and a $1.2 million reversal of the provision for loan losses due to changes in estimated cash flows. See Note 7 to the unaudited consolidated financial statements for discussion of the reimbursable loss periods of the loss share agreements.
Investment Securities
Investment securities increased by $76.9 million, or 2.7%, since December 31, 2015 to $3.0 billion at September 30, 2016. Investment securities approximated 14.3% and 14.9% of total assets at September 30, 2016 and December 31, 2015, respectively. Average investment securities were 15.7% of average earning assets in the first nine months of 2016, up from 15.3% for the same period of 2015.
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises at September 30, 2016. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, or structured investment vehicles, nor does it hold any private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in its investment portfolio. At September 30, 2016, the Company’s investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company continues to monitor market conditions and take advantage of market opportunities with appropriate risk and return elements.
The Company assesses the nature of the unrealized losses in its investment portfolio at least quarterly to determine if there are losses that are deemed other-than-temporary. Based on its analysis, the Company concluded no declines in the market value of the Company’s investment securities were deemed to be other-than-temporary at September 30, 2016 and December 31, 2015. Note 4 to the unaudited consolidated financial statements provides further information on the Company’s investment securities.
Short-term Investments
Short-term investments primarily result from excess funds invested overnight in interest-bearing deposit accounts at the FRB and the FHLB of Dallas. These balances fluctuate daily depending on the funding needs of the Company and earn interest at the current FHLB and FRB discount rates. The balance in interest-bearing deposits at other institutions increased $504.8 million, or

187.9%, from December 31, 2015 to $773.5 million at September 30, 2016. The Company’s cash activity is further discussed in the “Liquidity and Other Off-Balance Sheet Activities” section below.

FUNDING SOURCES
Deposits obtained from clients in its primary market areas are the Company’s principal source of funds for use in lending and other business purposes. The Company attracts local deposit balances by offering a wide variety of products, competitive interest rates, convenient branch office locations and service hours, and mobile and online banking. Increasing core deposits through the development of client relationships, and acquisitions as opportunities arise, is a continuing focus of the Company. Short-term and long-term borrowings have become an important funding source as the Company has grown. Other funding sources include junior subordinated debt and shareholders’ equity. Refer to the “Liquidity and Other Off-Balance Sheet Activities” section below for further discussion of the Company’s sources and uses of funding. The following discussion highlights the major changes in the mix of deposits and other funding sources during the first nine months of 2016.
Deposits
The Company’s ability to attract and retain customer deposits is critical to the Company’s continued success. Total deposits increased $343.8 million, or 2.1%, to $16.5 billion at September 30, 2016, from $16.2 billion at December 31, 2015. Over the same period, non-interest-bearing deposits increased $435.3 million, or 10.0%, and equated to 29.0% and 26.9% of total deposits at September 30, 2016 and December 31, 2015, respectively.

The following table sets forth the composition of the Company’s deposits as of the dates indicated.

TABLE 12 – DEPOSIT COMPOSITION BY PRODUCT

(Dollars in thousands)	September 30, 2016		December 31, 2015		$ Change	% Change
Non-interest-bearing deposits	$4,787,485	29.0%	$4,352,229	26.9%	$435,256	10.0%
NOW accounts	2,904,835	17.6	2,974,176	18.4	(69,341)	(2.3)
Money market accounts	5,847,913	35.4	6,010,882	37.2	(162,969)	(2.7)
Savings accounts	798,781	4.8	716,838	4.4	81,943	11.4
Certificates of deposit	2,183,503	13.2	2,124,623	13.1	58,880	2.8
Total deposits	$16,522,517	100.0%	$16,178,748	100.0%	$343,769	2.1%
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
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have an average rate of 13.2 basis points.
The following table details the average and ending balances of repurchase transactions as of and for the nine months ended September 30:
TABLE 13 – REPURCHASE TRANSACTIONS

(Dollars in thousands)	2016	2015
Average balance	$261,774	$240,234
Ending balance	353,272	212,460
Total short-term borrowings increased $386.7 million, or 118.4%, from December 31, 2015, to $713.3 million at September 30, 2016, a result of increases of $250.0 million in FHLB advances outstanding and $136.7 million in repurchase agreements. On a quarter-to-date average basis, short-term borrowings increased $470.2 million, or 179.3%, from the third quarter of 2015. The increase in the average outstanding balance was largely due to the increase of FHLB advances during 2016.

Total short-term borrowings were 3.9% of total liabilities and 51.5% of total borrowings at September 30, 2016, compared to 1.9% and 49.0%, respectively, at December 31, 2015. On a quarter-to-date average basis, short-term borrowings were 4.1% of total liabilities and 51.8% of total borrowings in the third quarter of 2016, compared to 1.5% and 43.3%, respectively, during the same period of 2015.
The weighted average rate paid on short-term borrowings was 0.40% and 0.17% during the third quarters of 2016 and 2015, respectively.

Long-term Debt

Long-term debt increased $332.0 million from December 31, 2015 to $672.4 million at September 30, 2016, due to an increase in FHLB advances during the period. The total change in long-term debt also included a decrease in new market tax credit notes payable associated with the unwind of certain tax credit investments at the end of the third quarter. On a period-end basis, long-term debt was 3.7% and 2.0% of total liabilities at September 30, 2016 and December 31, 2015, respectively.
On average, long-term debt increased to $682.7 million in the third quarter of 2016, $339.7 million, or 99.0%, higher than the third quarter of 2015, as the Company took advantage of favorable rates on FHLB advances to fund loan growth and for other liquidity purposes throughout the year. Average long-term debt was 3.9% of total liabilities during the current quarter, compared to 2.0% during the third quarter of 2015.
Long-term debt at September 30, 2016 included $481.6 million in fixed-rate advances from the FHLB of Dallas that cannot be prepaid without incurring substantial penalties. The remaining debt consisted of $120.1 million of the Company’s junior subordinated debt and $70.7 million in notes payable on investments in new market tax credit entities. Interest on the junior subordinated debt is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. During any deferral period, the Company is subject to certain restrictions, including being prohibited from declaring dividends to its common and preferred shareholders. The junior subordinated debt is redeemable by the Company, at its option, in whole or in part.

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
At September 30, 2016 and December 31, 2015, the Company exceeded all required regulatory capital ratios, and the regulatory capital ratios of IBERIABANK were in excess of the levels established for “well-capitalized” institutions, as shown in the following table.
TABLE 14 – REGULATORY CAPITAL RATIOS

	Well-Capitalized Minimums	September 30, 2016	December 31, 2015
IBERIABANK Corporation		Actual	Actual
Tier 1 Leverage	N/A	9.70%	9.52%
Common Equity Tier 1 (CET1)	N/A	10.14	10.07
Tier 1 risk-based capital	N/A	10.90	10.70
Total risk-based capital	N/A	12.49	12.14
IBERIABANK
Tier 1 Leverage	5.00%	9.37%	9.03%
Common Equity Tier 1 (CET1)	6.50	10.52	10.14
Tier 1 risk-based capital	8.00	10.52	10.14
Total risk-based capital	10.00	11.44	11.05

The Company's 2016 Tier 1 capital ratio was impacted by the phase out of the remaining 25% of its trust preferred securities from Tier 1 capital into Tier 2 capital. Additionally, the Company and IBERIABANK's CET1 capital, Tier 1 risk-based capital and total risk-based capital were impacted by an additional 20% phase out of certain intangible assets above the December 31,

2015 phase out percentage. See Note 10 to the unaudited consolidated financial statements for additional information on the Company's capital ratios and shareholders' equity.

On May 4, 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the second quarter of 2016, the Company repurchased 202,506 common shares at a weighted average price of $57.61 per common share. The Company did not repurchase common shares during the third quarter of 2016.

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
The primary sources of funds for the Company are deposits and borrowings. Other sources of funds include repayments and maturities of loans and investment securities, securities sold under agreements to repurchase, and, to a lesser extent, off-balance sheet borrowing availability. Certificates of deposit scheduled to mature in one year or less at September 30, 2016 totaled $1.8 billion. Based on past experience, management believes that a significant portion of maturing deposits will remain with the Company. Additionally, the majority of the investment securities portfolio is classified as available-for-sale, which provides the Company the ability to liquidate unencumbered securities as needed. Of the $3.0 billion in the investment securities portfolio, $1.7 billion is unencumbered and the remaining $1.3 billion has been pledged to support repurchase transactions, public funds deposits and certain long-term borrowings. Due to the relatively short implied duration of the investment securities portfolio, the Company has historically experienced significant cash inflows on a regular basis. Securities cash flows may be dependent on prepayment speeds and could change as economic or market conditions change.
Scheduled cash flows from the amortization and maturities of loans and securities are relatively predictable sources of funds. Conversely, deposit flows, prepayments of loan and investment securities, and draws on customer letters and lines of credit are greatly influenced by general interest rates, economic conditions, competition, and customer demand. The FHLB of Dallas provides an additional source of liquidity to make funds available for general requirements and also to assist with the variability of less predictable funding sources. At September 30, 2016 the Company had $841.6 million of outstanding FHLB advances, of which $360.0 million was short-term and $481.6 million was long-term. Additional FHLB borrowing capacity at September 30, 2016 amounted to $4.4 billion. At September 30, 2016, the Company also has various funding arrangements with commercial banks providing up to $175.0 million in the form of federal funds and other lines of credit. At September 30, 2016, there were no balances outstanding on these lines, and all of the funding was available to the Company.
Liquidity management is both a daily and long-term function of business management. The Company manages its liquidity with the objective of maintaining sufficient funds to respond to the predicted needs of depositors and borrowers and to take advantage of investments in earning assets and other earnings enhancement opportunities. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to fund loan commitments and meet its ongoing commitments associated with its operations. Based on its available cash at September 30, 2016 and current deposit modeling, the Company believes it has adequate liquidity to fund ongoing operations. The Company has adequate availability of funds from deposits, borrowings, repayments and maturities of loans and investment securities to provide the Company additional working capital if needed.

ASSET/LIABILITY MANAGEMENT, MARKET RISK AND COUNTERPARTY CREDIT RISK
The principal objective of the Company’s asset and liability management function is to evaluate the Company's overall interest rate risk, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines, and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s actions in this regard are taken under the guidance of the Asset and Liability Committee. The Asset and Liability Committee normally meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions, and interest rates. In connection therewith, the Asset and Liability Committee generally reviews the Company’s liquidity, cash flow needs, composition of investments, deposits, borrowings, and capital position.
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
The Company’s interest rate risk model indicates that the Company is asset sensitive in terms of interest rate sensitivity. Based on the Company’s interest rate risk model at September 30, 2016, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.
TABLE 15 – INTEREST RATE SENSITIVITY

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income (Yr 1)
+ 200	12.0%
+ 100	6.2%
- 100	(5.2)%
- 200	(7.0)%
The influence of using the forward curve as of September 30, 2016 as a basis for projecting the interest rate environment would approximate a 0.9% increase in net interest income over the next 12 months. The computations of interest rate risk shown above are performed on a static balance sheet and do not necessarily include certain actions that management may undertake to manage this risk in response to unanticipated changes in interest rates and other factors to include shifts in deposit behavior.
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
The table below presents the Company’s anticipated repricing of loans and investment securities over the next four quarters.
TABLE 16 – REPRICING OF CERTAIN EARNING ASSETS (1)

(Dollars in thousands)	4Q 2016	1Q 2017	2Q 2017	3Q 2017	Total less than one year
Investment securities	$162,486	$107,484	$105,095	$118,466	$493,531
Fixed rate loans	654,703	541,545	495,190	470,340	2,161,778
Variable rate loans	7,365,930	89,973	58,720	66,596	7,581,219
Total loans	8,020,633	631,518	553,910	536,936	9,742,997
	$8,183,119	$739,002	$659,005	$655,402	$10,236,528
(1) Amounts include expected maturities, scheduled paydowns, expected prepayments, and loans subject to floors and exclude the repricing of assets from prior periods, as well as covered loans, non-accrual loans and market value adjustments.
As part of its asset/liability management strategy, the Company has emphasized the origination of loans with adjustable or variable rates of interest as well as commercial and consumer loans, which typically have shorter terms than residential mortgage loans. The majority of fixed-rate, long-term residential loans are sold in the secondary market to avoid assumption of the interest rate risk associated with longer duration assets in the current low rate environment. As of September 30, 2016, $8.4 billion, or 56.1%, of the Company’s total loan portfolio had adjustable interest rates. The Company had no significant concentration to any single borrower or industry segment at September 30, 2016.
The Company’s strategy with respect to liabilities in recent periods has been to emphasize transaction accounts, particularly non-interest or low interest-bearing transaction accounts, which may be less sensitive to changes in interest rates. At September 30, 2016, 86.8% of the Company’s deposits were in transaction and limited-transaction accounts, compared to 86.9% at December 31, 2015. Non-interest-bearing transaction accounts were 29.0% and 26.9% of total deposits at September 30, 2016 and December 31, 2015, respectively.
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
The table below presents the Company’s anticipated repricing of liabilities over the next four quarters.
TABLE 17 – REPRICING OF LIABILITIES (1)

(Dollars in thousands)	4Q 2016	1Q 2017	2Q 2017	3Q 2017	Total less than one year
Time deposits	$798,026	$380,802	$352,619	$264,112	$1,795,559
Short-term borrowings	538,272	95,000	80,000	—	713,272
Long-term debt	148,879	10,114	11,022	11,823	181,838
	$1,485,177	$485,916	$443,641	$275,935	$2,690,669
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
Non-GAAP Measures
This discussion and analysis included herein contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. Non-GAAP measures include but are not limited to descriptions such as core, tangible, and pre-tax pre-provision. These measures typically adjust GAAP performance measures to exclude the effects of the amortization of intangibles and include the tax benefit associated with revenue items that are tax-exempt, as well as adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of the Company’s performance. Transactions that are typically excluded from non-GAAP performance measures include realized and unrealized gains/losses on former bank owned real estate, realized gains/losses on securities, income tax gains/losses, merger related charges and recoveries, litigation charges and recoveries, and debt repayment penalties. Management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of GAAP to non-GAAP disclosures are presented in Table 18, with the exception of forward-looking information. The Company is unable to estimate GAAP EPS guidance without unreasonable efforts due to the nature of one-time or unusual items that cannot be predicted, and therefore has not provided this information under Regulation S-K Item 10(e)(1)(i)(B).

TABLE 18 – RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	Three Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income available to common shareholders (GAAP)	$72,615	$44,478	$1.08	$62,565	$42,475	$1.03
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(12)	(8)	—	(2,221)	(1,444)	(0.04)
Non-interest expense adjustments:
Merger-related expense	—	—	—	2,212	1,438	0.04
Severance expense	—	—	—	304	198	—
Impairment of long-lived assets, net of (gain) loss on sale	—	—	—	1,713	1,113	0.03
Other non-core non-interest expense	—	—	—	242	157	—
Total non-interest expense adjustments	—	—	—	4,471	2,906	0.07
Core earnings (Non-GAAP)	72,603	44,470	1.08	64,815	43,937	1.07
Provision for loan losses	12,484	8,115	0.20	5,062	3,291	0.08
Core pre-provision earnings (Non-GAAP)	$85,087	$52,585	$1.28	$69,877	$47,228	$1.15

(1)	After-tax amounts calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands, except per share amounts)	Pre-tax	After-tax (1)	Per share (2)	Pre-tax	After-tax (1)	Per share (2)
Net income available to common shareholders (GAAP)	$213,806	$134,627	$3.26	$143,961	$98,437	$2.59
Non-interest income adjustments:
Gain on sale of investments and other non-interest income	(1,997)	(1,298)	(0.03)	(3,876)	(2,519)	(0.07)
Non-interest expense adjustments:
Merger-related expense	3	2	—	24,240	15,969	0.42
Severance expense	594	386	0.01	751	489	0.01
Impairment of long-lived assets, net of (gain) loss on sale	(212)	(137)	(0.01)	3,863	2,510	0.07
Other non-core non-interest expense	2,268	1,474	0.04	2,742	1,782	0.05
Total non-interest expense adjustments	2,653	1,725	0.04	31,596	20,750	0.55
Core earnings (Non-GAAP)	214,462	135,054	3.27	171,681	116,668	3.07
Provision for loan losses	39,255	25,516	0.63	19,197	12,479	0.33
Core pre-provision earnings (Non-GAAP)	$253,717	$160,570	$3.90	$190,878	$129,147	$3.40

(1)	After-tax amounts calculated using a tax rate of 35%, which approximates the marginal tax rate.

(2)	Diluted per share amounts may not appear to foot due to rounding.

	As of and For the Three Months Ended September 30
(Dollars in thousands)	2016	2015
Net interest income (GAAP)	$163,417	$155,117
Add: Effect of tax benefit on interest income	2,378	2,185
Net interest income (TE) (Non-GAAP) (1)	165,795	157,302

Non-interest income (GAAP)	59,821	57,478
Add: Effect of tax benefit on non-interest income	703	589
Non-interest income (TE) (Non-GAAP) (1)	60,524	58,067
Taxable equivalent revenues (Non-GAAP) (1)	226,319	215,369
Securities gains and other non-interest income	(12)	(2,221)
Core taxable equivalent revenues (Non-GAAP) (1)	$226,307	$213,148

Total non-interest expense (GAAP)	$138,139	$144,968
Less: Intangible amortization expense	2,106	2,338
Tangible non-interest expense (Non-GAAP) (2)	136,033	142,630
Less: Merger-related expense	—	2,212
Severance expense	—	304
Loss on sale of long-lived assets, net of impairment	—	1,713
Other non-core non-interest expense	—	242
Core tangible non-interest expense (Non-GAAP) (2)	$136,033	$138,159

Average assets (Non-GAAP)	$20,392,828	$19,604,070
Less: Average intangible assets, net	758,799	762,580
Total average tangible assets (Non-GAAP) (2)	$19,634,029	$18,841,490

Total shareholders’ equity (GAAP)	$2,667,110	$2,483,201
Less: Goodwill and other intangibles	757,856	762,500
Total tangible shareholders’ equity (Non-GAAP) (2)	$1,909,254	$1,720,701

Average shareholders’ equity (GAAP)	$2,661,016	$2,423,210
Less: Average preferred equity	132,098	48,001
Average common equity	2,528,918	2,375,209
Less: Average intangible assets, net	758,799	762,580
Average tangible common equity (Non-GAAP) (2)	$1,770,119	$1,612,629

Return on average assets (GAAP)	0.94%	0.86%
Add: Effect of non-core revenues and expenses	—	0.03
Core return on average assets (Non-GAAP)	0.94%	0.89%

Return on average common equity (GAAP)	7.00%	7.09%
Add: Effect of intangibles	3.30	3.73
Effect of non-core revenues and expenses	—	0.36
Core return on average tangible common equity (Non-GAAP) (2)	10.30%	11.18%

Efficiency ratio (GAAP)	61.9%	68.2%
Less: Effect of tax benefit related to tax-exempt income	0.9	0.9
Efficiency ratio (TE) (Non-GAAP) (1)	61.0%	67.3%
Less: Effect of amortization of intangibles	0.9	1.1
Effect of non-core items	—	1.4
Core tangible efficiency ratio (TE) (Non-GAAP) (1), (2)	60.1%	64.8%

Total shareholders' equity (GAAP)	$2,667,110	$2,483,201
Less: Goodwill and other intangibles	757,856	762,500
Preferred stock	132,097	77,463
Tangible common equity (Non-GAAP) (2)	$1,777,157	$1,643,238

Total assets (GAAP)	$20,788,566	$19,534,225
Less: Goodwill and other intangibles	757,856	762,500
Tangible assets (Non-GAAP) (2)	$20,030,710	$18,771,725
Tangible common equity ratio (Non-GAAP) (2)	8.87%	8.75%

Cash Yield:
Earning assets average balance (GAAP)	$18,521,234	$17,711,580
Add: Adjustments	76,459	91,608
Earning assets average balance, as adjusted (Non-GAAP)	$18,597,693	$17,803,188

Net interest income (GAAP)	$163,417	$155,117
Add: Adjustments	(9,152)	(7,505)
Net interest income, as adjusted (Non-GAAP)	$154,265	$147,612

Yield, as reported	3.53%	3.50%
Add: Adjustments	(0.22)%	(0.19)%
Yield, as adjusted (Non-GAAP)	3.31%	3.31%

(1)	TE calculations include the tax benefit associated with related income sources that are tax-exempt using a rate of 35%, which approximates the marginal tax rate.

(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangibles and the corresponding amortization expense on a tax-effected basis were applicable.

Glossary of Defined Terms

Term	Definition
ACL	Allowance for credit losses
Acquired loans	Loans acquired in a business combination
AFS	Available-for-sale securities
ALL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BCBS	Basel Committee on Banking Supervision
CDE	IBERIA CDE, LLC
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
Company	IBERIABANK Corporation and Subsidiaries
COLI	Company owned life insurance
Covered Loans	Acquired loans with loss protection provided by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected credit losses
E&P	Exploration and production energy companies
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Florida Bank Group	Florida Bank Group, Inc.
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commerce	Georgia Commerce Bancshares, Inc.
GSE	Government-sponsored enterprises
HTM	Held-to-maturity securities
IAM	IBERIA Asset Management, Inc.
IBERIABANK	Banking subsidiary of IBERIABANK Corporation
ICP	IBERIA Capital Partners, LLC
IFS	IBERIA Financial Services
IMC	IBERIABANK Mortgage Company
IWA	IBERIA Wealth Advisors
Legacy loans	Loans that were originated directly or otherwise underwritten by the Company
LIBOR	London Interbank Borrowing Offered Rate
LTC	Lenders Title Company
MSA	Metropolitan statistical area
Non-GAAP	Financial measures determined by methods other than in accordance with GAAP
NPA	Non-performing asset
OCI	Other comprehensive income
Old Florida	Old Florida Bancshares, Inc.
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
Parent	IBERIABANK Corporation
PCD	Purchased Financial Assets with Credit Deterioration
RULC	Reserve for unfunded lending commitments

SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	United States of America

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at December 31, 2015 in Part II, Item 7A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016. Additional information at September 30, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Iberiabank Corporation's repurchases of its outstanding common stock during the three-month period ended September 30, 2016, is included in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	—	—	—	747,494
August 1-31, 2016	—	—	—	747,494
September 1-30, 2016	—	—	—	747,494
Total	—	—	—	747,494

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

Restrictions on Dividends and Repurchase of Stock

Holders of IBERIABANK Corporation common stock are only entitled to receive such dividends as the Company's Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of IBERIABANK Corporation common stock are subject to the prior dividend rights of any holders of the Company's preferred stock then outstanding. There were 13,750 shares of preferred stock outstanding at September 30, 2016.

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

IBERIABANK Corporation

Date: November 7, 2016	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President and Chief Executive Officer

Date: November 7, 2016	By:	/s/ Anthony J. Restel
Anthony J. Restel
Senior Executive Vice President and Chief Financial Officer