Form 10-K
period 2016-12-31
IBERIABANK CORP
filed 2017-02-21
CIK 933141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-37532
IBERIABANK Corporation
(Exact name of Registrant as specified in its charter)

Louisiana	72-1280718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Congress Street, Lafayette, Louisiana	70501
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (337) 521-4003
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock (par value $1.00 per share)	The NASDAQ Stock Market, LLC
Depositary Shares each representing 1/400th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market, LLC
Depositary Shares each representing 1/400th interest in a share of Series C Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market, LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $2.4 billion. This figure is based on the closing sale price of $59.73 per share of the Registrant’s common stock on June 30, 2016. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.
Number of shares of common stock outstanding as of January 31, 2017: 44,802,973
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2016, included as Exhibit 13 to this Form 10-K, are incorporated into Part II, Items 5 through 9B of this Form 10-K.

IBERIABANK CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Business.
Unless we indicate otherwise, the words “we”, “our”, “us”, “IBKC”, and “Company” refer to IBERIABANK Corporation and its wholly owned subsidiaries.
General
IBERIABANK Corporation, a Louisiana corporation, is a financial holding company with 304 combined locations, including 199 bank branch offices and three loan production offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida, and Georgia, 24 title insurance offices in Arkansas and Louisiana, and mortgage representatives in 69 locations in 10 states. The Company also has eight wealth management locations in four states and one IBERIA Capital Partners L.L.C. office in Louisiana. As of December 31, 2016, we had total consolidated assets of $21.7 billion, total deposits of $17.4 billion and shareholders’ equity of $2.9 billion.
Our principal executive office is located at 200 West Congress Street, Lafayette, Louisiana, and our telephone number at that office is (337) 521-4003. Our website is located at www.iberiabank.com.
We are the holding company for IBERIABANK, a Louisiana state chartered banking corporation headquartered in Lafayette, Louisiana; Lenders Title Company, an Arkansas-chartered title insurance and closing services agency headquartered in Little Rock, Arkansas (“Lenders Title”); IBERIA Capital Partners LLC, a corporate finance services firm (“ICP”); 1887 Leasing, LLC, a holding company for our aircraft, IBERIA Asset Management, Inc. (“IAM”), which provides wealth management and trust advisory services to high net worth individuals, pension funds, corporations and trusts; 840 Denning, LLC, which invests in a commercial rental property; and IBERIA CDE, LLC (“CDE”), which invests in purchased tax credits.
IBERIABANK offers commercial and retail banking products and services to customers throughout locations in seven states. IBERIABANK provides these products and services in Louisiana, Alabama, Florida, Arkansas, Tennessee, Georgia and Texas. These products and services include a broad array of commercial, consumer, mortgage, and private banking products and services, trust advisory services, cash management, deposit and annuity products. Certain of our non-bank subsidiaries engage in financial services-related activities, including brokerage services, sales of variable annuities, and wealth management services. Lenders Title offers a full line of title insurance and closing services throughout Arkansas and Louisiana. ICP provides equity research, institutional sales and trading, and corporate finance services throughout the energy industry. 1887 Leasing, LLC, owns an aircraft used by management of the Company and its subsidiaries. IAM provides wealth management advisory services for commercial and private banking clients. CDE is engaged in the purchase of tax credits.
Subsidiaries
IBERIABANK has seven active, wholly-owned non-bank subsidiaries. Information related to the non-bank subsidiaries as of December 31, 2016 is presented in the following table (dollars in millions):

Company	Description	Total Assets	IBERIABANK’s Equity Investment
IBERIA Financial Services, LLC	Manages the brokerage services offered by IBERIABANK	$3.8	$1.8
IB SPE Management, Inc.	Operates, then sells, certain foreclosed assets acquired in recent Florida and Alabama acquisitions	10.9	10.8
Acadiana Holdings, LLC	Owns and operates a commercial office building that also serves as IBERIABANK’s headquarters	10.9	10.4
IBERIABANK Mortgage Company	Offers one-to-four family residential mortgage loans	163.0	100.5
Iberia Investment Fund I, LLC	Investment fund held for the purpose of funding new market tax credits	68.5	95.9
Iberia Investment Fund II, LLC	Investment fund held for the purpose of funding new market tax credits	2.8	2.8
Mercantile Capital Corporation	Offers owner-occupied commercial real estate loans	84.9	7.8
Lenders Title provides a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Arkansas. Lenders Title has three wholly-owned subsidiaries: Asset Exchange, Inc., United Title of Louisiana, Inc. (“United Title”), and American Abstract and Title Company, Inc. (“AAT”). Asset Exchange, Inc. provides qualified intermediary services to facilitate Internal Revenue Code Section 1031 tax deferred exchanges. At

December 31, 2016, Lenders Title’s equity investment in Asset Exchange, Inc. was $0.3 million, and Asset Exchange, Inc. had total assets of $0.3 million. LTC, United Title and AAT provide a full line of title insurance and loan closing services for both residential and commercial customers in locations throughout Louisiana and Arkansas. At December 31, 2016, Lenders Title’s equity investment in United Title was $7.0 million, and United Title had total assets of $7.7 million. Lenders Title’s equity investment in AAT was $4.7 million, and AAT had total assets of $5.6 million.
ICP, 1887 Leasing, LLC, IAM, 840 Denning, LLC and CDE had total assets of $11.5 million, $6.9 million, $0.8 million, $3.6 million and less than $0.1 million, respectively, at December 31, 2016.
Competition
We face strong competition in attracting and retaining deposits, originating loans, and providing title services. Our most direct competition for deposits has historically come from other commercial banks, savings institutions, and credit unions located in our market areas, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, we have faced significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. Our ability to attract and retain customer deposits depends on our ability to generally provide a mix of return on deposited funds, liquidity and risk comparable to that offered by competing investment opportunities.
We experience strong competition for loan originations principally from other commercial banks, savings institutions, and mortgage banking companies. We compete for loans principally through the interest rates and loan fees we charge, the efficiency and quality of services we provide borrowers, and the convenient locations of our branch office network and access to services such as mobile banking.
Employees
We had 3,045 full-time associates and 110 part-time associates as of December 31, 2016. None of these associates is represented by a collective bargaining agreement. We believe we enjoy an excellent relationship with our associates.
Business Combinations
We continually evaluate business combination opportunities and sometimes conduct due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations, take place, and transactions involving cash, debt or equity securities could be expected. Any future business combinations or series of business combinations that we might undertake may be material to our consolidated financial performance and position.
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
IBERIABANK Corporation
P.O. Box 52747
Lafayette, Louisiana 70505-2747

Supervision and Regulation

The banking industry is extensively regulated under both federal and applicable state laws. The following discussion is a summary of certain statutes and regulations applicable to bank and financial holding companies and their subsidiaries and provides specific information relevant to us. Regulation of financial institutions is intended primarily for the protection of depositors, deposit insurance funds and the banking system, and generally is not intended for the protection of shareholders. Proposals are frequently introduced to change federal and state laws and regulations applicable to us, and new laws or regulations or changes to existing laws and regulations (including changes in interpretations or enforcement) could materially affect our financial condition or results of operations. The likelihood and timing of any such changes and the impact such changes might have on us are impossible to determine with any certainty. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

General
We are a bank holding company and have elected to be a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”). We are subject to examination and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are required to file reports and other information with the FRB regarding our business operations and the business operations of our subsidiaries.
Generally, the BHCA provides for “umbrella” regulation of bank holding companies by the FRB and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHCA, however, requires the FRB to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The FRB is also granted the authority, in certain circumstances, to require reports of, and to examine and adopt rules applicable to, any bank holding company subsidiary.
In general, the BHCA and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company such as us that has elected to be a financial holding company, however, may engage in, or acquire and retain shares of companies engaged in, a broader range of activities that are considered (i) “financial in nature” (as defined by the Gramm-Leach-Bliley Act of 1999 and FRB regulations) or incidental to such financial activities (as determined by the FRB in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. Refer to “Holding Company Regulation - Financial Holding Company Status” below.
Because we are a public company, we are also subject to regulation by the Securities and Exchange Commission (the “SEC”). The SEC has established three categories of registrants for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a “large accelerated filer” and, as such, must comply with SEC large accelerated reporting requirements.
As a Louisiana-chartered commercial bank and a member of the Federal Reserve System, IBERIABANK is subject to regulation, supervision and examination by the Office of Financial Institutions of the State of Louisiana (the “OFI”), IBERIABANK’s chartering authority, and the FRB, IBERIABANK’s primary federal regulator. IBERIABANK is also subject to regulation and supervision in certain respects by the Consumer Financial Protection Bureau (the "CFPB") as well as to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the deposits of IBERIABANK to the maximum extent permitted by law.
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

In addition to federal and state banking laws and regulations, we and certain of our subsidiaries and affiliates, including those that engage in securities brokerage and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Housing and Urban Development, the SEC, and various state insurance and securities regulators.
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
The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations of the Company and IBERIABANK:

•
The Dodd-Frank Act established the CFPB and empowered it with extensive regulatory and enforcement powers over consumer financial products and services. IBERIABANK is subject to numerous consumer financial protection regulations administered by the CFPB, and is also subject to CFPB supervision and examination with respect to its compliance with such regulations.

•	The Dodd-Frank Act established the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk.

•	The BHCA was amended to include a statutory requirement that bank holding companies serve as a source of strength for their banking subsidiaries.

•	The federal banking agencies were required to promulgate new rules on regulatory capital for depository institutions and their holding companies. See “Basel III Capital Rules” below.

•	The minimum ratio of the FDIC Deposit Insurance Fund’s reserves was increased to 1.35% of estimated insured deposits.

•
The so-called “Durbin Amendment” to the Dodd-Frank Act required the FRB to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e., the interchange rate). The FRB’s regulation implementing the Durbin Amendment severely limited the interchange fees that banks charge merchants for debit card transactions, starting in late 2011. As a result of the interchange fee structure imposed by such regulation, our electronic banking income was and continues to be negatively impacted.

Many of the provisions of the Dodd-Frank Act have delayed effective dates, and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations, some of which have not yet been issued in final form. The Dodd-Frank Act and the implementing regulations have increased and may continue to increase our operating and compliance costs.
The Volcker Rule. In December 2013, the FRB and other federal agencies issued final rules to implement the so-called “Volcker Rule” contained in the Dodd-Frank Act, which generally became effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions affect the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.
The final Volcker Rule regulation provides certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” The final rule imposes certain reporting and compliance requirements on banking entities that engage in exempted trading activities. The level of required compliance depends on the size of the banking entity and the extent of its trading, with most requirements applicable only to banking entities with $50 billion or more in total consolidated assets, or those with $50 billion or more in worldwide trading assets and liabilities. As a banking entity with more than $10 billion in total assets but less than $10 billion in total trading assets and liabilities, we were required by the final Volcker Rule to implement a compliance program appropriate for the types, size, scope, and complexity of our permitted trading activities. To date, the Volcker Rule’s compliance requirements have not had a material effect on our operations.
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
Among other new requirements, the Basel III Capital Rules (i) introduced a new capital measure called “Common Equity Tier 1” (CET1), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements and (iii) expanded the scope of the deductions/adjustments from capital as compared to previously effective regulations. CET1 is defined as the sum of common stock and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (AOCI) (which includes all unrealized gains and losses on available for sale debt and equity securities amongst other items) and qualifying minority interest, less applicable regulatory adjustments and deductions that include AOCI.
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
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").
The Basel III Capital Rules also introduced a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions are required to maintain a buffer composed of CET1 in an amount greater than 2.5% above the minimum CET1, Tier 1, and Total risk-based capital ratios in order to avoid limitations on dividend payments, equity repurchases and certain discretionary bonus payments to executive officers. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and IBERIABANK to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for certain highly rated banking organizations). Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in incrementally over a three-year period until reaching 2.5% on January 1, 2019.
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
The Basel III Capital Rules prescribe a standardized approach for risk weightings that substantially revises the risk weights assigned by the previously effective capital regulations. Material changes include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.
Failure to meet applicable capital standards could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Federal Banking Regulation - Prompt Corrective Action” as applicable to “under-capitalized” institutions.
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
Additional information, including our and IBERIABANK’s compliance with applicable capital adequacy standards at December 31, 2016, is provided in Note 16 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” in Exhibit 13 to this Form 10-K, which are incorporated herein by reference.
Federal Banking Regulation
FDIC Insurance. The FDIC, through the Deposit Insurance Fund, insures deposit accounts in IBERIABANK up to $250,000 per separately insured deposit ownership right or category. IBERIABANK pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, provides for a minimum required ratio of the Deposit Insurance Fund’s deposit insurance reserves to estimated insured deposits, or designated reserve ratio (the “DRR”), of 1.15% through September 2020, with a DRR of 1.35% required thereafter. Under the Dodd-Frank Act, insured institutions with assets of $10 billion or more are required to fund the increase in the DRR to 1.35%.
In 2011, the FDIC adopted a rule that provides for the lowering of the insurance assessment rate schedule for all banks as of the quarter after the DRR reaches 1.15%. In addition, a final rule issued by the FDIC in March 2016 requires insured institutions with an assessment base (total assets less tangible capital) of over $10 billion, such as IBERIABANK, to pay surcharge insurance assessments at an annual rate of 4.5 basis points of their assessment base, starting the quarter after the DRR surpasses 1.15% and ending when the DRR reaches 1.35%. The 4.5 basis point surcharge will be assessed against each covered institution’s assessment base, less $10 billion.

The Deposit Insurance Fund’s DRR exceeded 1.15% as of June 30, 2016. As a result, the base deposit insurance rates now range from (i) 1.5 to 30 basis points of an institution’s assessment base for small banks and (ii) 1.5 to 40 basis points for institutions with an assessment base of over $10 billion, which are also now subject to the 4.5 basis point surcharge. The FDIC has stated that it expects that the DRR will likely reach 1.35%, allowing termination of the surcharge, in 2018.
In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount paid for deposit insurance under the FDIC’s risk-related assessment rate schedules. The bonds issued by FICO are due to mature in 2017 through 2019. IBERIABANK recognized approximately $1.0 million of expense related to its FICO assessments in 2016.
Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward such measures will be required by regulation. One test, the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon. The other test, the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are intended to incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” Under the FRB’s regulations implementing FDICIA’s prompt corrective action provisions, which were amended to incorporate the regulatory capital standards implemented by the Basel III Capital Rules, an institution is deemed to be:

•
“well-capitalized” if it has a CET 1 ratio of 6.5% or greater, a leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, and a total risk-based capital ratio of 10% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a CET1 ratio of 4.5% or greater, a leverage ratio of 4% or greater, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 8% or greater and the institution does not meet the definition of a “well-capitalized” institution;

•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

•
“significantly under-capitalized” if it has a CET 1 ratio of less than 3%, a leverage ratio that is less than 3%, a Tier 1 risk-based capital ratio that is less than 4% , or a total risk-based capital ratio that is less than 6%; and

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.
Throughout 2016 and as of December 31, 2016, IBERIABANK's regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.
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
A depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, IBERIABANK is “well-

capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. IBERIABANK had $1.6 billion of such brokered deposits at December 31, 2016.
Federal Reserve Bank Membership. IBERIABANK is a member of the Federal Reserve Bank of Atlanta and is required to buy stock in the Federal Reserve Bank in an amount equal to 6% of IBERIABANK’s paid-in capital and surplus. Through December 31, 2015, IBERIABANK received statutory dividends of 6% per year on the stock it holds in the Federal Reserve Bank. Under the Fixing Americas Surface Transportation Act (the "FAST ACT"), enacted in 2015, the dividend rate to Federal Reserve member banks with assets of more than $10 billion, such as IBERIABANK, was reduced effective January 1, 2016 to the lesser of (i) the high yield on the 10-year United States Treasury note at the last auction prior to the dividend payment or (ii) 6%. This statute reduced the Federal Reserve Bank dividends paid to IBERIABANK in 2016 by approximately $1.4 million from the 2015 total.

On February 9, 2017, the American Bankers Association filed a lawsuit in the U.S. Court of Federal Claims which claims that the FAST Act's reduction of Federal Reserve Bank dividend payments constituted a breach of a century-old contract with the Federal Reserve and a taking of private property without just compensation in violation of the Fifth Amendment and seeks money damages for affected banks resulting from the reduction of the dividend payment rate. We are currently unable to predict the outcome of such litigation.
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
Consumer Protection Laws. In connection with our deposit-taking, lending and other activities, IBERIABANK is subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include, among others, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Electronic Fund Transfer Act, the Truth in Savings Act, and the Fair Credit Reporting Act. IBERIABANK’S consumer financial products and services are subject to the regulations of the CFPB and, as an institution with assets of more than $10 billion, IBERIABANK is examined by the CFPB for compliance with these rules.
In addition, customer privacy statutes and regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These laws require us to provide notice to our customers regarding privacy policies and practices and to give our customers an option to prevent their non-public personal information from being shared with non-affiliated third parties or with our affiliates.

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act of 1977 (the “CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered Federal Reserve member bank like IBERIABANK, the FRB is required to assess our record of compliance with the CRA. Such assessment is reviewed by the FRB when the Company or IBERIABANK makes application for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. In addition, in order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. IBERIABANK received a “satisfactory” CRA rating in its most recent assessment by the FRB.
Incentive Compensation. Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.
In 2010, the federal bank regulatory agencies issued guidance on incentive compensation policies (the “2010 Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The 2010 Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The 2010 Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In April and May 2016, the federal banking agencies and the SEC issued for comment a proposed interagency rule that would require the reporting of incentive-based compensation arrangements at a covered financial institution when such compensation is excessive, could expose the institution to inappropriate risks, or potentially lead to material financial loss. The proposed rule, if adopted in final form, would impose no material requirements on institutions with total assets of less than $50 billion, like the Company and IBERIABANK, other than those already applied to such institutions by the 2010 Guidance.
The final interagency rules on incentive compensation required under the Dodd-Frank Act have not been published, and it is uncertain at this time whether the proposed rule will be issued in final form or whether the agencies will issue a substantially revised proposed rule. It cannot be determined at this time whether compliance with the requirements of such final rules will adversely affect our and our subsidiaries’ ability to hire, retain and motivate their key employees.
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
Source of Strength. As a statutory requirement, a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. The FRB may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

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
The federal banking agencies have issued joint supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and IBERIABANK. The guidance addresses stress testing in connection with overall risk management, including capital and liquidity planning. The guidance outlines general principles for stress testing and highlights the importance of stress testing as an ongoing risk management practice that supports a banking organization’s forward-looking assessment of its risks. It outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management.
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
We do not expect that these laws, regulations or policies will materially affect our ability to pay dividends. Additional information is provided in Note 14 and Note 16 to the Consolidated Financial Statements incorporated herein by reference.
Acquisitions. We comply with numerous laws relating to our acquisition activity. Under the BHCA, we are required to obtain the prior approval of the FRB to acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company. Federal law authorizes bank holding companies to make interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. In addition, the Dodd-Frank Act provided authority for any bank to open de novo branches in any other state as if it were chartered in that state.
During 2015, the Company expanded its presence in Florida and Georgia through acquisitions of Florida Bank Group on February 28, 2015, Old Florida Bancshares, Inc. on March 31, 2015 and Georgia Commerce Bancshares, Inc. on May 31, 2015. Additional information is provided in Note 3 to the Consolidated Financial Statements incorporated herein by reference.
There were no acquisitions during 2016.
Financial Holding Company Status. A bank holding company meeting certain requirements may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. Financial holding companies are authorized by the BHCA to engage in a number of financial activities previously impermissible for bank holding companies, including equity securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities through securities or insurance affiliates; and insurance company portfolio investments. The BHCA also permits the FRB to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, or the SOX Act, implements a broad range of corporate governance, accounting and disclosure requirements for public companies, and also for their directors and officers. SEC rules adopted to implement the SOX Act requirements require our chief executive and chief financial officer to certify certain financial and other information included in our quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the board of directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to and report on the effectiveness of these controls. See Item 9A. - “Controls and Procedures” for our evaluation of disclosure controls and procedures. The certifications required by Sections 302 and 906 of the SOX Act also accompany this Report on Form 10-K.
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

Corporate Governance
Information with respect to our corporate governance is available on our web site, www.iberiabank.com, and includes:
• Corporate Governance Guidelines
• Nominating and Corporate Governance Committee Charter
• Compensation Committee Charter
• Audit Committee Charter
• Board Risk Committee Charter
• Codes of Ethics and Conflicts of Interest Policy for directors, officers, and other employees
• Code of Ethics for the Chief Executive Officer and Senior Financial Officers
• Chief Executive Officer and Chief Financial Officer Certifications
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
Although the general economic environment has shown improvement since the end of the economic recession in June 2009, there can be no assurance that improvement will continue. Economic growth has been slow and uneven, and continuing concerns over the federal deficit and government spending have contributed to uncertain conditions for the economy. The change in domestic government administration in early 2017 may have positive ramifications toward mitigating adverse impacts on the business, including, but not limited to: possible higher levels of interest rates, potential for greater loan fee revenues from commercial/business capital investment, reduction in corporate tax rate levels, and relaxation of financial regulatory reform. However, a return of recessionary conditions, including declines in real estate values and sales volumes, an increase in unemployment, and/or continued negative developments in the domestic and international credit markets may significantly affect economic conditions in the market areas in which we do business, the value of our loans and investments, supply of and demand for deposits, and our ongoing operations, costs and profitability.
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
Unlike larger organizations that are more geographically diversified, our offices are primarily concentrated in selected markets in the southeastern United States. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas.
Certain industry-specific economic factors affect these geographies. Approximately 3.7% of our total loan portfolio at December 31, 2016 was comprised of loans to borrowers in the energy industry, primarily in Louisiana and Texas. The energy industry is historically cyclical and is currently experiencing a significant and prolonged decline in crude oil prices caused by increased domestic and international production, leading to excess supply, coupled with slowing global economic growth and weaker global demand. A continued severe and prolonged depression in commodity prices would adversely affect the energy industry and the broader financial markets, and consequently negatively impact our business. A downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services;

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage; and/or

•	a decrease in supply of customer deposits, which could impact our liquidity.

The Government’s responses to economic conditions may adversely affect our financial performance.

The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (“FRB”), in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate. In December 2016, the FOMC voted to raise the target federal funds rate for only the second time since 2006. The FOMC expects that economic conditions will evolve in a manner that will warrant additional gradual increases in the federal funds rate in 2017 and over the next several years. As the FOMC increases the federal funds rate, it is possible that overall interest rates could rise, which may negatively impact the U.S. real estate markets and economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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
We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ. As of December 31, 2016, a 100 basis point instantaneous and parallel upward shift in interest rates at December 31, 2016, was estimated to increase net interest income over 12 months by approximately 6.1%. Similarly, a 100 basis point decrease in interest rates was expected to decrease net interest income by 7.9% over the same period.
At December 31, 2016, approximately 44% of our total loan portfolio had fixed interest rates. Eliminating fixed rate loans that mature within a one-year time frame decreases this percentage to approximately 28% at December 31, 2016. Nearly 95% of the investment portfolio had fixed interest rates as of December 31, 2016. Approximately 63% of our time deposit base and 35% of our Federal Home Loan Bank ("FHLB") borrowings will mature and/or re-price within 12 months.
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

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core or brokered deposits, additional collateralized borrowings such as the FRB discount window, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private offerings. Amounts available under our existing credit facilities as of December 31, 2016 consist of $4.9 billion in FHLB availability and $155 million in the form of federal funds lines and $25 million in other lines of credit.
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
A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We rely on deposits as a stable, low-cost source of funding for our interest-earning assets. We must compete with other banks and financial institutions for deposits. If our competitors raise rates on their deposits, we may face deposit attrition or experience higher funding costs by increasing our deposit rates in order to maintain our customer deposit base. Higher funding costs would increase interest expense, thereby reducing our net interest margin, net interest income, and net income. As of December 31, 2016, approximately 28% of our deposits were non-interest-bearing.
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
As of December 31, 2016, our total loan portfolio was approximately $15.1 billion, or 70% of total assets. At that date, the major components of our loan portfolio comprised 73% commercial loans (45% real estate, 24% commercial and industrial, and 4% energy), 8% mortgage loans (primarily residential 1-4 family mortgage loans), and 19% consumer loans. Our credit risk with respect to our consumer installment and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market areas. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolios relates principally to the general creditworthiness of individuals and businesses, the value of real estate as collateral, and guarantors serving as security for the repayment of the loans.
Our loan portfolio has been and will continue to be affected by real estate markets. Real estate industry pricing dynamics in the geographical markets we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. An additional risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security, or could expose us to remediation liabilities as the lender. In addition, the energy industry has experienced a prolonged decline in crude oil prices caused by oversupply and weaker global demand, which has had a negative impact on both commercial and consumer borrowers. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If a deterioration in economic conditions or prices beyond our expectations were to occur in any of the market areas we serve, we could experience higher charge-offs and delinquencies above amounts provided for in the allowance for credit losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.
We frequently participate in group lending transactions, such as participations or syndications, which include shared national credits. These transactions often have a lead bank that is responsible for servicing the overall credit facility. In that capacity, the lead bank is responsible for the ongoing monitoring of the borrower's financial performance, covenant compliance and collateral verification, among other duties. In transactions where IBERIABANK serves as the lead, we are obligated to properly manage certain credits on behalf of other banks. In other group lending transactions, we must rely on another bank serving in the lead capacity to execute the respective duties and communicate relevant information on the borrower's status. In those instances where we are not the lead bank, we may not receive information that impacts our risk rating process in a timely manner, and/or have limited ability to influence situations that require resolution of a problem asset, which could result in unforeseen credit losses. In addition, shared national credits are a specific focus of regulatory examinations that can result in directed downgrades, including placement of a credit on non-accrual status, reversal of interest previously recorded as income and/or charge-offs.

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
Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in non-performing assets, TDRs and/or past due loans. An increase in non-performing assets, TDRs, and/or past due loans could result in a loss of earnings, an increase in the provision for credit losses, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition. Our emphasis on loan growth and on increasing our portfolio of multi-family, commercial business and commercial real estate loans, as well as any future credit deterioration, could also require us to increase our allowance further in the future.
In addition, bank regulators periodically review our allowance and may require us to increase our provision for credit losses or recognize further loan charge-offs.

We earn a significant portion of our non-interest revenue through sales of residential mortgages in the secondary market. We are exposed to counterparty credit, market, repurchase and other risks associated with these activities.
Our non-interest revenue attributable to mortgage banking activities has grown significantly in recent years.See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Income” in Exhibit

13 to this Form 10-K. The Company is exposed to counterparty credit risk in the normal course of these sales activities as well as market risk when engaging in these activities that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates. We attempt to hedge our market risk based on modeling assumptions. The performance of these hedges could result in a deviation from our expectation and our operating results could be materially adversely impacted. Additionally, the Company retains repurchase risk associated with sales of these loans that is related to the Company’s residential mortgage loan underwriting and closing practices. Increases in claims under these repurchase or make-whole demands, which typically arise when a borrower defaults, could have a material impact on our ability to continue participating in these types of activities as well as a material impact on our financial condition, results of operations, and cash flows.
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
We hold FHLB stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB advance program. The aggregate cost and fair value of our FHLB common stock as of December 31, 2016 was $42 million based on its par value. There is no market for FHLB common stock.
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
The banking industry is heavily regulated. We are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund, depositors, customers and the banking system as a whole, not shareholders. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors, such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change and are subject to interpretation. We cannot predict the ultimate effect of these changes or interpretations, which could have a material adverse effect on our profitability or financial condition.
The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. On January 20, 2017, Mr. Donald J. Trump became President of the United States. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The full scope of President Trump’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including changes to the Volcker Rule, capital and stress testing requirements, and the structure and powers of the CFPB, among other areas.

The ongoing implementation of the Dodd-Frank Act and related rules and regulations may adversely affect our business, financial condition and results of operations.

Since the 2008 financial crisis, financial institutions generally have been subjected to increased regulation and scrutiny from federal regulatory authorities. The U.S. Congress responded to the financial crisis by enacting a variety of statutes, in particular the Dodd-Frank Act, which contained numerous far-reaching changes and reforms for the financial services industry and directed federal regulatory agencies to issue implementing regulations for these reforms.
The provisions of the Dodd-Frank Act and the rules adopted to implement those provisions have made far-reaching changes to the regulatory framework under which we operate. The continued implementation of the Dodd-Frank Act, as well as any future legislative or regulatory changes, may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional capital and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition and results of operations.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs that may adversely affect our results of operations.

The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

 We have become subject to more stringent regulatory capital requirements, which may limit our operations and potential growth or adversely affect our ability to pay dividends or to repurchase shares.
The Company and IBERIABANK are subject to the comprehensive, consolidated supervision and regulation of the FRB and the OFI, including risk-based and leverage capital requirements. We must maintain certain risk-based and leverage capital ratios as required by our banking regulators, which can change depending on general economic conditions and the Company’s particular condition, risk profile, growth plans, and regulatory capital adequacy guidelines. If at any time we fail to meet minimum established capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.
In 2013, the U.S. banking regulatory agencies adopted a final rule to implement the revised capital adequacy standards of the Basel Committee, or “Basel III”, and to address relevant provisions of the Dodd-Frank Act. We became subject to the new rule on January 1, 2015, and certain provisions of the new rule are being phased in from that date through January 1, 2019. The revised capital adequacy rules implement numerous requirements which require us and IBERIABANK to satisfy more stringent capital and liquidity standards than in the past.

Management believes that, at December 31, 2016, the Company and IBERIABANK would have met all applicable Basel III capital adequacy requirements on a fully phased-in basis if such requirements were then effective. However, there can be no assurances that the Basel III capital rules will not be revised before the expiration of the phase-in periods. The final impact of the new capital and liquidity standards on us cannot be determined at this time and depend on a number of factors, including the treatment and implementation by U.S. banking regulators. These new requirements, however, and any other new regulations, could result in lower returns, result in regulatory actions if we were unable to comply with such requirements, and adversely affect our ability to pay dividends or repurchase shares, or to raise capital, including in ways that may adversely affect our financial condition or results of operations. Compliance with current or new capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. Additional information, including the Company’s and IBERIABANK’s compliance with applicable capital adequacy standards at December 31, 2016, is provided in Note 16 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” incorporated herein by reference.

We are required to conduct and submit annual stress tests, the results of which could adversely affect our ability to pay dividends or to compete for business opportunities.
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

We are required to act as a source of financial and managerial strength for our bank in times of stress.

Under federal law, we are required to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our stockholders' or our creditors’ best interests to do so. Providing such support is more likely during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

Possible future increases in FDIC deposit insurance premiums would adversely affect our earnings.

Under a rule adopted by the FDIC in 2011 to revise the federal deposit insurance system, deposit insurance assessments for all banks were lowered starting in the third quarter of 2016, the quarter after the ratio of the Deposit Insurance Fund’s deposit insurance reserves to estimated insured deposits (the “DRR”) reached 1.15%. Also in the third quarter of 2016, banks such as IBERIABANK with an assessment base (total assets less tangible capital) of over $10 billion became subject to a surcharge assessment at an annual rate of 4.5 basis points. The surcharge assessment, which is assessed against the assessment base of covered institutions, less $10 billion, will end when the DRR reaches 1.35% , which ratio is forecast to be achieved by the end of 2018. Management believes that the surcharge will have an immaterial effect on our deposit insurance assessments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense” in Exhibit 13 to this Form 10-K.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. In 2011, the FDIC increased the Deposit Insurance Fund’s target DRR to 2.0% of insured deposits, and additional increases in our assessment rate may be required in the future to achieve this targeted ratio. In addition, if the number of bank failures increases in the future, the FDIC may set higher deposit insurance premiums or impose special assessments. Any future increases in FDIC deposit insurance premiums may materially adversely affect our results of operations.
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
From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements.  Recently, the FASB has proposed new accounting standard updates related to the calculation of the allowance for credit losses and accounting for leases, amongst other ancillary proposed updates.  The FASB has also issued final accounting standard updates which are not yet effective.  A discussion of the recent significant accounting standard updates which have been issued are included in Note 2 to the Consolidated Financial Statements incorporated herein by reference. Accounting standard updates have the potential to alter previously issued or future financial statements depending on their deviation from current standards or industry practices and the implementation method prescribed by the FASB.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent registered auditors) may change or even reverse their previous interpretations or positions on how standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact our financial condition and results of operations.
We are exposed to intangible asset risk, which could negatively impact our financial results.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger impairment losses, which could be material to our operating results and financial condition.
We completed such an evaluation for the Company during the fourth quarter of 2016 and concluded that an impairment charge was not necessary for the year ended December 31, 2016. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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
If one or more of these cyber incidents occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber attack may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.
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
Although we have employed a significant number of additional executive officers and other key personnel, our success continues to depend in large part on the retention of a limited number of key executive management, lending and other personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations. The unexpected loss of key senior managers, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or operating results.
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

In any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches and/or customers, there may be business and service changes and disruptions, including delays or errors in the data conversion process, that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integration of such acquired businesses is an operation of substantial size and expense, and may be impacted by general market and economic conditions or government actions affecting the financial services industry. Integration efforts also are likely to divert our management’s attention and resources. No assurance can be given that we will be able to integrate these acquired businesses successfully. The integration process could also result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of bank acquisitions. Further, we may encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of acquired businesses will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the acquired businesses, or that we will be able to manage any growth resulting from financial institution acquisitions effectively.
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

We may not be able to effectively manage our growth, which may adversely impact our financial performance in future periods.
Our future financial performance depends to a large extent on our ability to successfully manage our growth. Our growth has placed and may continue to place significant demands on our operations and management. Whether through acquisitions or organic growth, our current plan to expand our business is dependent upon the ability of our officers and other key employees to:

•
continue to implement and improve our internal risk controls over operations, credit, financial, management and other risk categories and processes, as well as our reporting systems and procedures in order to manage a growing number of client relationships;

•	scale our technology platform and operational infrastructure;

•	integrate our acquisitions and develop consistent policies throughout the various businesses acquired; and

•	manage a growing number of client relationships.
We may not successfully implement improvements to, or integrate, our information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our systems, controls and procedures must be able to accommodate an increase in transaction volume and the infrastructure that comes with new products, branches, markets or any combination thereof. Thus, our growth strategy may divert management from our existing operation and may require us to incur additional expenditures to expand our administrative and operational infrastructure, adversely impacting our future financial performance. If we are unable to effectively manage and grow our company, our business and our results of operations and financial condition could be materially and adversely impacted. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.
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

Our ability to achieve and maintain expense reduction and earnings enhancement initiatives may be adversely affected by external factors not within our control.
We continuously assess opportunities for expense reduction and revenue enhancement to improve annual returns. While many of the elements necessary to achieve certain initiatives are within our control, others such as interest rates and prevailing economic conditions, which influence expenses and revenues, depend on external factors not within our control, and there can be no assurance that external factors will not materially adversely affect our ability to fully implement and accomplish past and future initiatives.

Our success depends on our ability to respond to the threats and opportunities of fintech innovation.
Fintech developments, such as bitcoin, have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive would result in significant costs and increased risks of cyber security attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On December 2, 2016 the Office of the Comptroller of the Currency announced that it will begin granting limited-purpose national bank charters to fintech companies that offer bank products and services. The federal charter would largely allow fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, and may therefore allow fintech companies to more easily compete with us for financial products and services in the communities we serve.

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

RISKS ABOUT OUR SECURITIES

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

There can be no assurance of whether or when we may pay dividends in the future. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from our subsidiaries. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from our subsidiary bank, IBERIABANK. The ability of our subsidiary bank to pay dividends to us as well as our ability to pay dividends to our shareholders is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends.
We are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. Additionally, dividends on our common stock could be adversely impacted if dividend payments on our preferred stock have not been made.
Although we have paid cash dividends on shares of our common stock in the past, we may not pay cash dividends on shares of our common stock in the future.
Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such purpose. We have a history of paying dividends to our shareholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements, the need to maintain adequate capital levels, the need to comply with safe and sound banking practices as well as meet regulatory expectations, and other factors, including the ability of our subsidiaries to make distributions to us, which ability may be restricted by statutory, contractual or other constraints. There can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution. See Note 14 and Note 16 to the consolidated financial statements for further discussion on factors impacting or restricting our ability to pay dividends
Our common stock and our preferred stock are subordinate to our existing and future indebtedness.
Shares of our common stock and our Series B and Series C preferred stock are equity interests and do not constitute indebtedness of the Company. This means that shares of the common stock and depositary shares, which represent fractional interests in shares of Series B and Series C preferred stock, rank junior to all our existing and future indebtedness and our other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. We are prohibited from paying dividends on any of our capital stock if the required payments on our subordinated debentures have not been made.
Our common stock is subordinate to our existing and future preferred stock.
The Company has outstanding Series B and Series C preferred stock that is senior to the common stock and could adversely affect the ability of the Company to declare or pay dividends or distributions of common stock. Under the terms of the Series B and Series C preferred stock, the Company is prohibited from paying dividends on its common stock unless all full dividends for the latest dividend period on all outstanding shares of Series B and Series C preferred stock have been declared and paid in full or declared and a sum sufficient for the payment of those dividends has been set aside. Furthermore, if the Company experiences a material deterioration in its financial condition, liquidity, capital, results of operations or risk profile, the Company’s regulators may not permit it to make future payments on its Series B and Series C preferred stock, thereby preventing the payment of dividends on the common stock.
We may issue debt and/or equity securities, or securities convertible into equity securities, any of which may be senior to our existing preferred and common stock as to distributions and in liquidation, and such an issuance could negatively affect the value of our common and preferred stock.
In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock.

Subject to certain conditions, holders of another class of preferred stock may be entitled to preferences over the Series B and Series C preferred stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.
The trading history of our common stock is characterized by modest trading volume.
Our common stock trades on the NASDAQ Global Select Market. During 2016, the average daily trading volume of our common stock was approximately 243,000 shares. The average daily trading volume of our depositary shares, which represent fractional shares of our Series B preferred stock was approximately 5,100 shares. In addition, our Series C preferred stock , which began trading on May 9, 2016 (the date of issuance), to December 31, 2016, had average daily trading volume of approximately 5,700 shares.
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

The market prices of our common and preferred stock may be highly volatile and subject to wide fluctuations in response to many factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or unanticipated fluctuations in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our securities;

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

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
As of December 31, 2016, we operated 304 combined offices, including 199 bank branch offices and three loan production offices in Louisiana, Arkansas, Tennessee, Alabama, Texas, Florida and Georgia, 24 title insurance offices in Arkansas and Louisiana, mortgage representatives in 69 locations in 10 states, and eight wealth management locations in four states, and one IBERIA Capital Partners L.L.C. office in Louisiana. Office locations are either owned or leased. For offices in premises leased by us or our subsidiaries, rent expense totaled $16.6 million in 2016. During 2016, we and our subsidiaries received $2.8 million in rental income for space leased to others. At December 31, 2016, there were no significant encumbrances on the offices, equipment and other operational facilities owned by us and our subsidiaries.
Additional information on our premises is provided in Note 9 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.	Legal Proceedings.
The nature of the business of IBKC’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. Some of these claims are against entities or assets of which IBKC is a successor or acquired in business acquisitions. IBKC believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interest of IBKC and its shareholders.
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
Stock Performance Graph
The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our Common Stock over a measurement period beginning December 31, 2011 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index and (ii) the cumulative total return on the stocks included in the SNL > $10 Billion Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
IBERIABANK Corporation	100.00	102.40	134.33	141.45	122.81	190.97
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank > $10B	100.00	136.22	185.89	209.00	210.73	263.26
The stock performance graph assumes $100.00 was invested December 31, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Additional information required herein is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Corporate Information Data” in Exhibit 13 hereto.
Share Repurchases
During the second quarter of 2016, the Company's Board of Directors authorized the repurchase of up to 950,000 shares of IBERIABANK Corporation's outstanding common stock. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the second quarter of 2016, the Company repurchased 202,506 common shares at a weighted average price of $57.61 per common share.
The following table details these purchases during 2016. Information is based on the settlement date of the transactions. The average price paid per share includes commissions paid. No shares were repurchased during the months not presented in the table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	—	—	—	—
May 1-31, 2016	—	—	—	950,000
June 1-30, 2016	202,506	57.61	202,506	747,494
Total	202,506	57.61	202,506	747,494
Restrictions on Dividends
Holders of the Company’s common stock are only entitled to receive dividends if, as and when the Board of Directors may declare a dividend out of funds legally available for such payments. Furthermore, holders of the common stock are subject to priority dividend rights of any holders of preferred stock then outstanding. At December 31, 2016, there were 13,750 shares of preferred stock outstanding.
In addition, the terms of the Company’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on outstanding capital stock, or purchasing, acquiring, or making a liquidation payment on such stock, if the Company has elected to defer interest payments on such debt.
For additional information, see Note 16 to the Consolidated Financial Statements.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. The evaluation was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Management’s Annual Report on Internal Control over Financial Reporting, and the attestation report of the independent registered public accounting firm, are included in Exhibit 13 and are incorporated by reference herein.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Exhibit 13 to this Form 10-K.

Item 9B.	Other Information.
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS WHOSE TERMS EXPIRE IN 2017
Harry V. Barton, Jr.

•	Resides in Lafayette, LA

•	Director Since 1993

•	62 Years of Age

•	Independent

•	Committees: Audit (Chairman), Executive and Nominating and Corporate Governance

Harry V. Barton, Jr. is the owner of Barton Advisory Services, LLC and Harry V. Barton CPA, LLC where he is a Registered Investment Advisor and Certified Public Accountant. In 2009, he earned the AICPA designation of Personal Financial Specialist. Mr. Barton has over 30 years of experience in the accounting industry. His expertise in the industry includes audit, review and compilation of financial statements, as well as the preparation of individual and corporate tax returns and tax planning for business and high net worth clients. He is also experienced in consulting and advising on business mergers and acquisitions.
A native of Baton Rouge, Louisiana, Mr. Barton is a graduate of the University of Louisiana at Lafayette where he earned his Bachelor of Science in Business Administration. He is a Member of the American Institute of Certified Public Accountants, Personal Financial Planning Section, Tax Section, State Society of Louisiana CPAs and the Greater Lafayette Chamber of Commerce. He has been a member of the State Society of Louisiana CPAs Business Consulting and Personal Financial Planning Committees and served on the Board of the Lafayette General Hospital Membership Corporation. He has also served as past Chairman of the Community Foundation of Acadiana-Professional Advisors Sub-Committee.
Mr. Barton’s accounting, tax, and investment advisory experience, as well as his contacts in the local community, are among his qualifications to serve on the Board of Directors and as Chairman of the Audit Committee and provide significant value to the Board.
E. Stewart Shea, III

•	Resides in New Iberia, LA

•	Director Since 1990

•	65 Years of Age

•	Independent

•	Committees: Board Risk, Compensation (Chairman), Executive and Nominating and Corporate Governance

E. Stewart Shea, III is Vice Chairman of the Board of IBERIABANK Corporation and IBERIABANK. Mr. Shea has served on the IBERIABANK Board of Directors since 1990 and currently serves as Chairman of the Compensation Committee and Co-Chairman of IBERIABANK’s New Iberia Advisory Board.
Mr. Shea earned a Bachelor of Science degree in Construction Technology and a Masters degree in Business Administration from Louisiana State University. He began his career working for Houston-based M.W. Kellogg, a company specializing in heavy industrial construction. In 1975, he joined The Bayou Companies, LLC, a 65-year-old fourth generation family owned and operated business which provided various services to the domestic offshore and onshore gas pipeline industry, as well as, to international markets and which was headquartered at the Port of Iberia in New Iberia, Louisiana. In 1991, the company formed Bayou Coating, LLC, through a joint venture. This entity, headquartered in Baker, Louisiana, specialized in the application of external corrosion and internal flow assurance coatings to the domestic and international oil and gas pipeline markets. In 2005 Bayou acquired Commercial Coating Services International, based in Conroe, Texas; this company offered custom coating, field applied girth weld services and lubricity coatings for the expanded tubular market. During his last 15 years with the company, Mr. Shea served in the capacity of Managing Partner for all of the Bayou affiliated entities and also sat on the Board of Directors. The company was sold to a publicly traded company in February 2009 in an asset based transaction; Mr. Shea continues to manage the remaining stock company now known as Bayou Holdings Company, LLC, serving in the capacity of Managing Partner/President, and he sits on the Board. He is also actively involved in other investments.
Mr. Shea has been civically involved in the New Iberia and Acadiana communities and has served as past Chairman of The Iberia Industrial Development Foundation and the Port of Iberia Business Association; he has served on the Boards of Epiphany

Day School, Catholic High School and the Community Foundation of Acadiana. Mr. Shea was on the Board of, and served as Chairman of, INGAA (Interstate Natural Gas Association of America), an organization comprised of pipeline companies that are in the business of transporting natural gas. Having 35 years of experience in owning and managing an oil and gas service company has given Mr. Shea additional insight and connectivity into the communities and markets that IBERIABANK serves.
Mr. Shea’s business experience and contacts both in the oil and gas pipeline industries and in the communities and markets served by IBERIABANK, as well as his long-term relationship with and service to IBERIABANK, are among his qualifications to serve on the Board of Directors and provide significant value to the Board.
David H. Welch

•	Resides in Lafayette, LA

•	Director Since 2005

•	68 Years of Age

•	Independent

•	Committees: Board Risk, Investment and Nominating and Corporate Governance

David H. Welch is President and Chief Executive Officer of Stone Energy Corporation. He has served as President and Chief Executive Officer and a Director of Stone Energy since 2004. Stone Energy is an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. Prior to joining Stone Energy, Dr. Welch worked for BP Amoco or its predecessors for 26 years, where his final role was Senior Vice President, BP America Inc.
Dr. Welch has a petroleum engineering degree from Louisiana State University and a doctoral degree in chemical engineering and economics from Tulane University. He has completed the Harvard Business School advanced management program and executive development programs at Stanford Business School and Cambridge University.
Dr. Welch has served as Chairman of the Offshore Energy Center, Chairman of the Greater Lafayette Chamber of Commerce and Chairman of the United Way in Acadiana. He currently serves as Chairman and executive director of the National Ocean Industries Association, a trustee of The Nature Conservancy of Louisiana, a director of the Offshore Energy Center, a director of Louisiana Association of Business and Industry, and a director of the Upper Lafayette Economic Development Foundation. He also serves on the executive committee of the Board of Directors of the Acadiana Symphony Orchestra, and is a director of Ready Nation, a CEO group dedicated to early childhood dedication.
Dr. Welch’s experience and relationships in the energy industry, his experience as the chief executive officer and a director of another publicly traded company and his contacts in communities served by IBERIABANK are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

DIRECTORS WHOSE TERMS EXPIRE IN 2018

Ernest P. Breaux, Jr.

•	Resides in New Iberia, LA

•	Director Since 1999

•	72 Years of Age

•	Independent

•	Committees: Board Risk, Investment (Chairman) and Nominating and Corporate Governance

Ernest P. Breaux, Jr. was the Chairman and Chief Executive Officer of Ernest P. Breaux Electrical, Inc., an electrical contracting company from 2005-2010 and a consultant to that company until 2013. The company, headquartered in New Iberia, Louisiana, specializes in all fields of electrical instruction. Mr. Breaux was also Chairman and Chief Executive Officer of Equipment Tool Rental and Supply, Inc., Iberia Investment Group, LLC, and Iberia Investments Land Holdings, LLC. In September 2010, Mr. Breaux retired.
A native of New Iberia, Louisiana, Mr. Breaux was heavily involved in the electrical industry and within the communities he served. He continues to be an active member of the Institute of Electrical and Electronic Engineers, Louisiana Engineering

Society (Registered Engineer), Associated Builders and Contractors (Past President) and the Iberia Industrial Development Foundation (Past Chairman). He is also a past member of the National Joint Apprenticeship Training Committee, Education Industry and Business Council (Past Co-Chairman), State of Louisiana Licensing Board for Contractors, State of Louisiana Work Force Development (under Governor Mike Foster) and the Vision 2000 Commission (City of New Iberia, Louisiana). From January 2011 to December 2013, he was a member of the Finance Committee of the Community Foundation of Acadiana.
His honors include the Patterson Award as Outstanding Electrical Apprentice of Southwest Chapter of NECA (NJATC) in 1967, Merit Shop Man of the Year (Associated Builders and Contractors) in 1992, the Integrity Award (Lafayette Better Business Bureau) in 1997, Outstanding Service as Chairman of Education, Industry and Business (Iberia Industrial Development Foundation) in 2001, Beam Club Award Recipient (ABC) in 2002 and the A.B. Paterson Medal for an Engineer in Management in 2005.
From 2001-2004, Mr. Breaux was Regional Operating Officer for Regions 1, 4 and Gulf Plains of Integrated Electrical Services, Inc. (“IES”). In August 2007, the SEC filed a complaint in the Southern District of Texas, Houston Division, against IES and certain of its former officers and associates, including Mr. Breaux. The complaint alleged that the former officers and associates aided and abetted IES’s violations of Sections 13(a) and 13(b) (2) (A) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, and 13a-13 thereunder. On August 30, 2007, Mr. Breaux, without admitting or denying the alleged disclosure and accounting violations, agreed to settle the SEC’s action by consenting to a permanent injunction against future violations.
Mr. Breaux’s business experience and contacts in the local community are among his qualifications to serve on the Board of Directors and provide significant value to the Board.
Daryl G. Byrd

•	Resides in New Orleans, LA

•	Director Since 1999

•	62 Years of Age

•	Not Independent

•	Committees: Executive and Investment

Daryl G. Byrd is President and Chief Executive Officer of IBERIABANK Corporation and IBERIABANK headquartered in Lafayette, Louisiana. He also serves on the Board of Directors of each organization.
A native of Columbia, South Carolina, Mr. Byrd began his banking career with Trust Company Bank of Georgia (now SunTrust) in 1980. In 1985, he moved from North Carolina having worked for BB&T, to Louisiana to lead commercial lending activities for First National Bank of Lafayette, a subsidiary of First Commerce Corporation. In 1990, Mr. Byrd was named President and CEO of Rapides Bank and Trust Company in Alexandria, another subsidiary bank of First Commerce Corporation. In 1992, he moved to First National Bank of Commerce, the lead bank for First Commerce Corporation, as Executive Vice President in charge of the commercial banking and mortgage banking groups. During his tenure in New Orleans with First Commerce, he also managed the strategic development for multiple businesses and had responsibility for other business lines and support functions. Following the First Commerce/Bank One merger, Mr. Byrd was named President and CEO of Bank One, Louisiana, New Orleans region. He joined IBERIABANK Corporation and IBERIABANK in mid-1999.
From January 2011 until December 2013, Mr. Byrd was the Federal Advisory Council representative for the Sixth District of the Federal Reserve System and a member of the Federal Advisory Council, which is composed of 12 representatives of the banking industry and consults with and advises the Board of Governors of the Federal Reserve System on matters within the Board’s jurisdiction.
Some of Mr. Byrd’s current community and civic affiliations include Greater New Orleans Foundation, board member; Eaglebrook School - Deerfield, Massachusetts, member board of trustees; Louisiana Association of Business and Industry, board member and executive committee member; The Order of St. John, member; Committee of 100, member; Tulane Business School Council, member; National WWII Museum, board; New Orleans Jazz Orchestra, board; New Orleans Museum of Art, board; The University of Alabama, Culverhouse College of Commerce, Board of Visitors, member; The University of Alabama Birmingham, Collat School of Business, Deans Advisory Council, member; Financial Services Roundtable, board, Mid-Sized Bank Group, board; and New Orleans Business Council, board member.
Mr. Byrd earned a Bachelor of Science degree in Business Administration from Samford University in 1976 and a Master of Business Administration degree from the University of Alabama at Birmingham in 1978.

Mr. Byrd’s banking experience, his knowledge of our products and services and the regulatory environment in which we operate, as well as his relationships in the banking and financial industries are among his qualifications to serve on the Board of Directors and provide significant value to the Board.
John N. Casbon

•	Resides in New Orleans, LA

•	Director Since 2001

•	68 Years of Age

•	Independent

•	Committees: Board Risk (Chairman), Compensation, and Nominating and Corporate Governance

John N. Casbon serves as Executive Vice President of First American Title Insurance Company, a member of The First American Corporation (NYSE: FAF) family of companies. He has been associated with FAF for over 30 years.
A Florida native, Mr. Casbon graduated from Florida State University with degrees in both Real Estate Finance and Hotel Management and a major in marketing. As a community leader, he works to encourage businesses to assume pro-active civic roles for the betterment and improvement of New Orleans, Louisiana. He founded the New Orleans Police Foundation in 1995 for the purpose of linking businesses with the police department. He is Past Chairman of the Board of the Police Foundation. Mr. Casbon serves or has served on the boards of the American Land Title Association, the LSU Department of Psychiatry Advisory Board, the Louisiana Trooper Foundation, the Business Council of New Orleans and the River Region and The New Orleans/River Region Chamber of Commerce. He is a member of the Louisiana World Presidents’ Organization. Mr. Casbon received the 1998 FBI Director’s Community Leadership Award for his role in creating and leading the New Orleans Police Foundation, and was also the recipient of the Anti-Defamation League’s 1998 A.I. Botnick Torch of Liberty Award. In 1999, he was awarded the Mayor’s Medal of Honor and in 2014 Mr. Casbon received the National Civil Rights Award from the National Urban League.
Mr. Casbon’s experience in the title insurance industry and his knowledge of and contacts in markets served by IBERIABANK are among his qualifications to serve on the Board of Directors and provide significant value to the Board.
John E. Koerner III

•	Resides in New Orleans, LA

•	Director Since 2012

•	74 Years of Age

•	Independent

•	Committees: Audit, Board Risk and Nominating and Corporate Governance

John E. Koerner III has been the managing member of Koerner Capital, LLC, a private investment company, or the President of its predecessor, Koerner Capital Corporation, since 1995. From 1976 to 1995, he was President and co-owner of Barq’s, Inc. and its subsidiary, The Delaware Punch Company.
Mr. Koerner has been a director of Lamar Advertising Company since 2007, and is a member of that board’s audit and nominating and corporate governance committees. He serves on a number of other business boards, including Geocent, LLC and Adaptive Wireless Solutions. Mr. Koerner was a director of Legg Mason, Inc. from 1990 to 2014.
Mr. Koerner is a member of a number of civic boards including The Nature Conservancy of Louisiana, of which he is Chairman of the Board of Trustees, and the World War II Museum. He served as Chairman of the New Orleans Regional Chamber of Commerce for 1995, was a past Co-Chairman of Metrovision, and was the 2002-2003 Chairman of the New Orleans Business Council.
Mr. Koerner has extensive experience in corporate finance, the management of capital intensive organizations, and capital markets. Through his service on other boards, Mr. Koerner also has experience with a broad range of corporate governance matters.
Mr. Koerner’s professional background and civic board service are among his qualifications to serve on and add significant value to the Board.

DIRECTORS WHOSE TERMS EXPIRE IN 2019
Elaine D. Abell

•	Resides in Lafayette, LA

•	Director Since 1993

•	75 Years of Age

•	Independent

•	Committees: Audit, Investment, and Nominating and Corporate Governance

Elaine D. Abell is an attorney and the President of the Board of Directors for Fountain Memorial Funeral Home and Cemetery.
Ms. Abell is very engaged in the community, where she currently serves on the Board of Directors for the Women's Foundation of Acadiana (Past Chairman), the Lafayette Metropolitan Expressway Commission (Chairman), the University Medical Center Management Corporation (New Orleans) (Secretary/Treasurer), the LSU Research and Technology Foundation, LSU Honors College Advisory Council, the LSU Press and Southern Review Advisory Board, and the Board of Directors of the Lafayette Central Park.
She is Past Chairman and former member of the Louisiana State University Board of Supervisors, Louisiana State Mineral Board, the Community Foundation of Acadiana,  and the Citizens Advisory Committee of the Metropolitan Planning Commission.  Ms. Abell served on the Executive Committee of the Commission on Colleges (Southern Association of Colleges and Schools). She also served on the Council for a Better Louisiana Board, the Academy of the Sacred Heart Board of Trustees, a founding Board Member of Women's and Children's Hospital of Acadiana, and is a Leadership Louisiana Member. She has been on the Junior League of Lafayette Board, and was Past President of Southwest Louisiana Educational and Referral Center.
Ms. Abell has worked extensively with the Greater Lafayette Chamber of Commerce Board where she served on the Executive Committee.  Her honors include induction into the Louisiana State University Alumni Association's Hall of Distinction in 1997, designation in Women Who Mean Business (Times of Acadiana) in 2006, recipient of the Leah Hipple McKay Memorial Award for Outstanding Volunteerism presented by the Louisiana State Bar Association in 2007, recognition as a Louisiana Pathfinder in 2011 by the Women's Summit, and recipient of the League of Women Voters of Lafayette “Making a Lifetime of  Difference Award” 2015.
Ms. Abell's legal experience, her community service and her contacts in markets served by IBERIABANK are among her qualifications to serve on the Board of Directors and provide significant value to the Board.
Angus R. Cooper II

•	Resides in Point Clear, AL

•	Director Since 2012

•	75 Years of Age

•	Independent

•	Committee: Board Risk, Investment and Nominating and Corporate Governance

Angus R. Cooper II is the Chairman and Chief Executive Officer of Cooper/T. Smith Corporation, which is headquartered in Mobile, Alabama. Cooper/T. Smith Corporation is one of America’s oldest and largest stevedoring and maritime-related firms with operations on all three U.S. coasts, including the ports of New Orleans, Louisiana, Mobile, Alabama, and Houston, Texas, as well as foreign operations in Central and South America. The company has also diversified its business interests, including warehousing, terminal operations, tugboats, push boats and barging, and timber business.
Mr. Cooper is a native of Mobile, Alabama. Mr. Cooper earned his Bachelor of Science degree from the University of Alabama in 1964. In 1995, he received the Transportation Award from the College of Commerce and Business Administration at the University of Alabama.
Mr. Cooper currently serves on the Board of Directors of the Coast Guard Foundation and Crescent Towing and Salvage Co., Inc. He formerly served on the Board of Trustees of The University of Alabama System. He is Vice President of the Crimson Tide Foundation and is a member of the Chief Executives Organization, Inc. He is Chairman of the Senior Bowl, and of the Mobile Arts and Sports Association, and a member of the Mobile Area Chamber of Commerce, Mobile Carnival Association, Mobile Touchdown Club, Eastern Shore Art Association, and the World Trade Center. Mr. Cooper is Honorary Chair for the Alabama

Kidney Foundation. He was a former Co-Chairman of the Mobile Area United States Olympic Committee. In 2014 he was appointed to the Audubon Commission board. In 1998, he received the World Trade Club Award. In 2004, he received the Bank One Junior Achievement Award and, in 2005, he was chosen as a Role Model for the Young Leadership Council. He was named “Maritime Person of the Year 2005” by the Propeller Club of New Orleans. He also received the 14th International Maritime Hall of Fame Award in 2007. In 2009, Mr. Cooper was inducted into the Alabama Academy of Honor and in 2013 he was inducted into the Alabama Business Hall of Fame. He also formerly served as Chairman of the Board of Commissioners of the Port of New Orleans, and a Director of the Federal Reserve Bank, Alabama Dry Dock and Shipbuilding, Inc., Boy Scouts of America, Children’s Hospital, and Mississippi Valley Bulk Exporters Council. Mr. Cooper is a regional director for Who’s Who in U.S. Companies, World Presidents’ Organization, World Business Council and the Executive Hall of Fame.
Mr. Cooper previously served on the Board of Directors of Whitney Holding Corporation from 1994 until its merger in 2011 with Hancock Holding Company.
Mr. Cooper’s experience as the chief executive officer of a large and diversified international company, his insight into markets served by IBERIABANK, business background and relationships, and his knowledge of the banking industry are among his qualifications to serve on the Board of Directors and provide significant value to the Board.
William H. Fenstermaker

•	Resides in Lafayette, LA

•	Director Since 1990

•	68 Years of Age

•	Independent

•	Committees: Compensation, Executive (Chairman) and Nominating and Corporate Governance (Chairman)

William H. Fenstermaker is Chairman of the Board of IBERIABANK Corporation and IBERIABANK.
Mr. Fenstermaker is Chairman and Chief Executive Officer of C.H. Fenstermaker and Associates, LLC., a surveying, mapping, engineering and environmental consulting company that has been serving the oil and gas industry for over 65 years. He has been employed in this capacity since 1971, is responsible for the financial and operational stability of the company and also serves as Chief Risk Officer. The company is headquartered in Lafayette, Louisiana, with offices in Houston, Texas, New Orleans, Louisiana, Shreveport, Louisiana, Baton Rouge, Louisiana, San Antonio, Texas, Lake Charles, Louisiana, and Midland Texas. The geographical coverage of his company gives him additional insight and connectivity into communities IBERIABANK also serves. Mr. Fenstermaker’s experience in the energy industry provides IBERIABANK additional depth in a segment that we have targeted as a growth opportunity.
Mr. Fenstermaker is not only recognized as a leader in his field, but a leader in the state of Louisiana. Mr. Fenstermaker is a member of the World Presidents’ Organization, Chief Executives Organization, and the Phi Kappa Phi Honor Society. He serves on the Board of Trustees of Lafayette General Medical Center (as its Immediate Past Chairman), the largest full-service medical facility serving the Acadiana region, the Community Foundation of Acadiana and the Louisiana Tennis Foundation. Mr. Fenstermaker also sits on the Board and is Past Chairman of the Louisiana Association of Business and Industry, Chairman of the University of Louisiana-Lafayette Foundation, Board of Directors and Past Chairman of the University of Louisiana Executive Advisory Council, Advisory Board of the Louisiana Geographical Survey, and the Board of Directors and Past Chairman of the Louisiana Oil and Gas Association and is a founder, Past Chairman, and Trustee of Blueprint Louisiana. The list of the key roles he has played with local non-profit, civic and business organizations is indicative of his commitment to the Lafayette community. His honors include Business Person of the Year (Times of Acadiana) in 1998, the Lafayette Civic Cup in 1999, the Boy Scouts of America Distinguished Citizen Award in 2001, and the Executive of the Year (Acadiana Business Magazine) in 2009. He also received an Honorary Doctorate of Science Degree from the University of Louisiana-Lafayette in 2003.
Mr. Fenstermaker’s business experience and relationships, his contacts in communities served by IBERIABANK and in the State of Louisiana, and his long-term relationship with and service to IBERIABANK are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

Rick E. Maples

•	Resides in Longboat Key, FL

•	Director Since 2016

•	58 Years of Age

•	Independent

•	Committees: Audit, Compensation, Board Risk and Nominating and Corporate Governance

Rick E. Maples retired after 31 years at Stifel, Nicolaus and Company Incorporated (“Stifel Nicolaus”) and became a Senior Advisor to Stifel Financial Corp. (“Stifel Financial”) in January 2016. Headquartered in St. Louis, Missouri, Stifel Financial is a diversified financial services holding company which conducts business through several subsidiaries. Its primary broker dealer subsidiary is Stifel Nicolaus, which is a full service brokerage and investment banking firm. Mr. Maples joined Stifel Nicolaus in 1984 as part of its investment banking team, focusing initially on the real estate industry, and, in 1989, banking and financial services. In 1991, he became Stifel Nicolaus’ Head of Investment Banking. In 2005, with Stifel Financial’s acquisition of Legg Mason Capital Markets, Mr. Maples became Co-Head of Investment Banking for the combined investment bank and maintained his role as Senior Managing Director, heading the Financial Institutions Group. He continued in that role until the end of 2015. In February 2013, Stifel acquired Keefe, Bruyette & Woods, Inc. (“KBW”), an investment banking firm specializing in investment banking services to the financial services industry, and merged its financial institutions group into KBW. At that time, Mr. Maples was named Executive Vice President and Co-Head of Global Investment Banking of KBW.
Mr. Maples’ investment banking experience includes involvement in a large number of capital raising and merger and acquisition transactions for bank holding companies as well as other types of financial institutions. Those transactions have ranged in value up to $2.5 billion. Mr. Maples is frequently quoted in the American Banker and other financial services publications with respect to the market for raising capital and mergers and acquisitions.
Mr. Maples received a Bachelor’s of Science in Business Administration with a concentration in Accounting from the University of Alabama. Mr. Maples is a Certified Public Accountant and a Chartered Financial Analyst.
Mr. Maples’ investment banking experience and relationships, as well as his extensive insight into market conditions, mergers and acquisitions, and other topics impacting the financial services industry, are among his qualifications to serve on the Board of Directors and provide significant value to the Board.

EXECUTIVE OFFICERS
The following table sets forth the name of each current executive officer and the principal position he or she holds.

Name	Age	Position
Daryl G. Byrd	62	President and Chief Executive Officer
Michael J. Brown	53	Vice-Chairman and Chief Operating Officer
Jefferson G. Parker	64	Vice-Chairman and Managing Director of Brokerage, Trust and Wealth Management
Anthony J. Restel	47	Senior Executive Vice President and Chief Financial Officer
John R. Davis	56	Senior Executive Vice President, Mergers and Acquisitions, Investor Relations, and Director of Financial Strategy
Elizabeth A. Ardoin	48	Senior Executive Vice President and Director of Communications, Facilities and Human Resources
J. Randolph Bryan	49	Executive Vice President and Chief Risk Officer
Robert M. Kottler	58	Executive Vice President and Director of Retail, Small Business and Mortgage
H. Spurgeon Mackie, Jr.	66	Executive Vice President and Chief Credit Officer
Robert B. Worley, Jr.	57	Executive Vice President, General Counsel and Corporate Secretary

DARYL G. BYRD has served as our President since 1999 and as Chief Executive Officer since 2000. He also serves as President and Chief Executive Officer of IBERIABANK.
MICHAEL J. BROWN has served as Senior Executive Vice President since 2001. In 2009, Mr. Brown was appointed Vice-Chairman and Chief Operating Officer. Mr. Brown is responsible for management of all of our banking markets.

JEFFERSON G. PARKER has served as our Vice-Chairman and Managing Director of Brokerage, Trust, and Wealth Management since 2009. From 1976 to 2009, Mr. Parker worked for Howard Weil, Inc., an energy research and investment-banking boutique serving institutional investors. He served as President of Howard Weil from 2004 to 2009. Mr. Parker served on our Board of Directors from 2001 to 2009. Upon his employment by the Company, Mr. Parker resigned as a member of our Board of Directors.
ANTHONY J. RESTEL has served as Senior Executive Vice President and Chief Financial Officer since 2005. Mr. Restel was hired as Vice President and Treasurer in 2001 and previously served as Chief Credit Officer of our bank subsidiary.
JOHN R. DAVIS has served as Senior Executive Vice President-Mergers and Acquisitions and Investor Relations since 2001. He also serves as Director of Financial Strategy.
ELIZABETH A. ARDOIN joined the Company in 2002 as Senior Vice President and Director of Communications, after serving as Publisher for The Times of Acadiana. Today she serves as Senior Executive Vice President, overseeing the Company’s Communications, Marketing, Human Resources, and Corporate Real Estate functions.
J. RANDOLPH BRYAN joined the Company in 2012 and has served as Executive Vice President and Chief Risk Officer since July 2012. Mr. Bryan previously served as Director of Strategic Initiatives and Mergers and Acquisitions prior to becoming Chief Risk Officer. Prior to joining the Company, Mr. Bryan served as Chief Operating Officer for First Southern Bancorp in Boca Raton, Florida from February 2010 to April 2012. Prior to that, the majority of Mr. Bryan’s banking career was spent at Capital One/Hibernia National Bank, where he held a number of different leadership roles over a 13-year period, including responsibility for Capital One’s Banking Sales Arena, which included marketing and delivery channel management, national direct banking, client experience, corporate communications, and public relations.
ROBERT M. KOTTLER has served as Executive Vice President and Director of Retail and Small Business since 2011. Mr. Kottler is responsible for the Retail Segment, including retail operations, consumer lending, credit cards, sales, retail training and small business. He also serves as Director of Mortgage. Previously, he was Executive Vice President for Small Business Banking at Capital One Bank from May 2006 to March 2011. Prior to that, he was Senior Executive Vice President and Chief Sales Support Officer for Hibernia Corporation.
H. SPURGEON MACKIE, JR. served as Executive Vice President and Executive Credit Officer since 2010 until appointed Chief Credit Officer on May 14, 2013. Prior to joining the Company, Mr. Mackie served as Executive Director of the Community Foundation of Gaston County, Inc. from August 2006 to March 2010. Prior to that, he worked for First Union/Wachovia in numerous capacities for 32 years, including Area President, Chief Credit Officer for Interstate Banking, and Chief Risk Officer for the General Bank, among others.
ROBERT B. WORLEY, JR. has served as Executive Vice President, General Counsel and Secretary since his appointment in 2011. Before joining the Company, Mr. Worley practiced law in New Orleans with the Jones Walker law firm, where he was a partner, and had served as the Chairman of the firm’s Professional Employment Committee and on the firm’s Board of Directors. Before that, Mr. Worley was a shareholder (partner) in The Kullman Firm, a law firm in New Orleans. He has practiced law for 31 years.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, requires each of our directors and executive officers, and each beneficial owner of more than 10% of our common stock, to file with the SEC an initial report on Form 3 of the person’s beneficial ownership of our equity securities and subsequent reports on Form 4 regarding changes in ownership. On the basis of reports and representation of our directors, executive officers and greater than 10% shareholders, we believe that each person subject to the filing requirements with respect to us satisfied all required filing requirements during 2016. In early 2017, H. Spurgeon Mackie, an executive officer of the Company, became aware of his failure to file a Form 4 to report one sale of common stock in 2015. Upon recognition of his inadvertent failure to report the sale of securities, in 2017 Mr. Mackie filed a Form 5 to report the late transaction.

CODES OF ETHICS

The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Board of Directors also has adopted a Code of Ethics and Conflicts of Interest Policy that applies to all officers, other associates and directors. Links to both codes of ethics are on the “Investor Relations” portion of our website at: http://www.iberiabank.com. Any waiver or substantial amendments of the codes of ethics applicable to our directors and executive officers also will be disclosed on our website.
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The independent members of the Board of Directors-Ms. Abell and Messrs. Barton, Breaux, Casbon, Cooper, Fenstermaker, Koerner, Maples and Shea -serve as our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for evaluating and recommending individuals for election or re-election to the Board of Directors, including those recommendations submitted by shareholders, the evaluation of the performance of the Board of Directors and its committees, and the evaluation and recommendation of corporate governance policies. In 2016, the Nominating and Corporate Governance Committee held seven meetings. A link to the Nominating and Corporate Governance Committee Charter is on the “Investor Relations” portion of our website, at: http://www.iberiabank.com.
It is a policy of the Nominating and Corporate Governance Committee that candidates for director possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have skills and expertise appropriate for us and serving the long-term interests of our shareholders. The Committee’s process for identifying and evaluating nominees is as follows:

•
In the case of incumbent directors whose terms of office are set to expire, the Committee reviews such directors’ overall service to IBERIABANK Corporation during their terms, including the number of meetings attended, level of participation, quality of performance, and any related party transactions with us during the applicable time period; and

•
In the case of new director candidates, the Committee first conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors.

Consistent with our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee seeks to nominate candidates with diverse experiences and perspectives. In evaluating candidates, the Committee considers, among other things, diverse backgrounds, professional experience, education and community involvement, as well as racial and gender diversity. The Committee has not formalized this practice into a written policy.
The Committee meets to discuss and consider these candidates’ qualifications, including whether the nominee is independent within the meaning of NASDAQ listing standards, and then selects a candidate by majority vote. In seeking potential nominees, the Nominating and Corporate Governance Committee uses its management’s network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. To date, the Nominating and Corporate Governance Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates, nor has the Committee rejected a timely director nominee from a shareholder holding more than 5% of our voting stock.
The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders, provided the shareholders follow the procedures set forth in Article 6F of our Articles of Incorporation. The Committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, based on whether the candidate was recommended by a shareholder or otherwise.
Article 6F of our Articles of Incorporation governs nominations of candidates for election as director at any annual meeting of shareholders and provides that such nominations, other than those made by the Board, may be made by any shareholder entitled to vote at such meeting, if the nomination is made in accordance with the procedures set forth in Article 6F, which are summarized below.
A shareholder’s notice of nomination must be delivered to, or mailed and received at, our principal executive offices not later than 60 days before the anniversary date of the immediately preceding annual meeting of shareholders and must set forth as to each person who the shareholder proposes to nominate for election as a director and as to the shareholder giving the notice:

•	The name, age, business address and residence address of such person;

•	The principal occupation or employment of such person;

•	The class and number of shares of our stock which are Beneficially Owned (as defined in Article 9A(e) of the Articles of Incorporation) by such person on the date of such shareholder notice; and

•
Any other information relating to such person that is required to be disclosed in solicitations of proxies with respect to nominees for election as directors pursuant to Regulation 14A under the Securities Exchange Act of 1934; and as to the shareholder giving the notice:

•	The name and address, as they appear on our books, of such shareholder and any other shareholders known by such shareholder to be supporting such nominees; and

•
The class and number of shares of our stock which are Beneficially Owned by such shareholder on the date of such shareholder notice and, to the extent known, by any other shareholders known by such shareholder to be supporting such nominees on the date of such shareholder notice.

To be timely under the Articles of Incorporation, nominations by any shareholder eligible to vote at the 2017 Annual Meeting of Shareholders must have been received by us on or before March 5, 2017.
The Nominating and Corporate Governance Committee may reject any nomination by a shareholder not made in accordance with the requirements of Article 6F. Notwithstanding the foregoing procedures, if neither the Board of Directors nor the Committee makes a determination as to the validity of any nominations by a shareholder, the presiding officer of the annual meeting shall determine and declare at the annual meeting whether the nomination was made in accordance with the terms of Article 6F.
AUDIT COMMITTEE
The members of the Audit Committee are Mr. Barton, who serves as the chairman, and Messrs. Koerner and Maples and Ms. Abell. Each of the members of the Audit Committee is independent within the meaning of applicable NASDAQ listing standards. The Board of Directors has determined that each of the Audit Committee members has the requisite expertise generally required of an audit committee member under NASDAQ standards and that the Chairman of the Audit Committee, Mr. Barton, is an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K.
The Audit Committee has oversight responsibility for the quality and integrity of our financial statements. The Audit Committee meets privately with the independent registered public accounting firm, has the sole authority to retain and dismiss the independent registered public accounting firm and reviews their performance and independence from management. The independent registered public accounting firm has unrestricted access and reports directly to the Audit Committee. The Audit Committee met nine times during 2016.
The primary functions of the Audit Committee are to oversee: (i) the audit of the financial statements of the Company provided to the SEC, the shareholders and the general public; (ii) the Company’s internal financial and accounting processes; and (iii) the internal audit process. Additionally, the Audit Committee has responsibilities with respect to: (i) complaints relating to accounting, internal accounting controls or auditing matters; (ii) authority to engage advisors; and (iii) funding as determined by the Audit Committee. The Audit Committee also monitors our compliance with legal and regulatory requirements.
The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to us by our independent registered public accounting firm. The policy requires that all services to be provided by the independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during 2016. The Audit Committee will also pre-approve 2017 services to be provided by Ernst & Young LLP.
Pursuant to its Charter, the Audit Committee is authorized to conduct an appropriate review of all related party transactions for potential conflict of interest situations to determine that the related party transaction is consistent with the best interests of the Company and our shareholders. The term “related party transaction” generally means a transaction, arrangement or relationship (or any series of the same) in which we or our subsidiaries are or will be a participant and the amount involved exceeds $120,000, and in which the related party has or will have a direct or indirect interest. A related party generally means a director, nominee or executive officer of the Company; a person known to be the beneficial owner of more than 5% of our common stock; and any “immediate family member” of the foregoing persons (as defined by the SEC). See “—Committee Interaction.”
While it is the responsibility of management and the Board Risk Committee to assess, manage and monitor the Company’s enterprise-wide exposure to risk, the Audit Committee will review in a general manner the guidelines and policies to govern the processes used by the Board Risk Committee and the management-level risk committee with respect to enterprise-wide risk management. See “—Committee Interaction.”

These and other aspects of the Audit Committee’s authority are more particularly described in the Audit Committee Charter. A link to the Audit Committee Charter is on the “Investor Relations” portion of our website, at: http://www.iberiabank.com.

Item 11.	Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS

References to “the Company,” “we,” “our” or “us” in this Compensation Discussion and Analysis means IBERIABANK Corporation and its subsidiaries, unless the context requires otherwise.
This Compensation Discussion and Analysis (“CD&A”) section explains the 2016 compensation program for the Company's Named Executive Officers, or NEOs, whose compensation information is provided in the tables following this discussion, and how those decisions reflect the achievements of the Company’s 2016 performance and strategic objectives. The Company's 2016 NEOs are listed below:

Daryl G. Byrd	President and Chief Executive Officer ("CEO")
Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer
Michael J. Brown	Vice Chairman and Chief Operating Officer
John R. Davis	Senior Executive Vice President-Mergers and Acquisitions, Investor Relations, and Director of Financial Strategy
Jefferson G. Parker	Vice Chairman and Managing Director of Brokerage, Trust and Wealth Management
Executive Summary
The Company’s executive compensation programs have evolved over the past several years culminating in significant changes for 2016 reflective of shareholder feedback. The Company’s executive compensation programs are designed to encourage our executives to execute on the Company’s short-term financial goals but to also align our executive’s interests with those of our shareholders. Specific details on the compensation changes made in 2016 are described in greater detail on the following pages, but before highlighting these changes, we thought it would be helpful to describe the Company's recent business performance and demonstrate the linkage between 2016 performance and pay outcomes.
Business Highlights
We are pleased to share with you some of our significant accomplishments in 2016:

•	Returned $58.9 million, or 33%, of net income available to common shareholders through dividends.

•	Increased tangible book value per common share by 14% to $45.80.

•	Generated a 17% annual increase in diluted earnings per common share to $4.30.

•	Increased net income 31% to $186.8 million and increased net income available to common shareholders 25% to $178.8 million.

•	Increased average total loans by $1.4 billion, or 10%, to $14.7 billion.

•	Achieved record average deposits of $16.2 billion, with a $1.1 billion, or 7%, increase over 2015.

•	Grew average non-interest-bearing deposits by $585.7 million, or 15%.

•	Net interest income increased 10% to $649.2 million.

•	Non-interest income increased 6% to $233.8 million.

•	Non-interest expense decreased 1% to $566.7 million.

•	Efficiency ratio improved 640 basis points to 64.2%.

•
Issued non-cumulative perpetual preferred stock, raising $55.3 million in net proceeds, and issued approximately 3.6 million shares of common stock, resulting in net proceeds of $279.2 million, further strengthening our capital position.

•	Maintained a tangible common equity ratio of 9.82%.

•	Experienced a 40% positive total shareholder return ratio (TSR) for the three-year period ended December 31, 2016, which includes share price appreciation and dividends paid on our common stock.

2016 Relative Performance Snapshot

For purposes of these charts, peer average is the average of the relevant metric for the Company’s peer group. The peer group is listed in the “Competitive Benchmarking” section of this CD&A.

Source: SNL Financial LC

Executive Compensation Program Changes

In response to the shareholder advisory vote on the compensation of our NEOs (commonly known as "Say-on-Pay") at our 2015 Annual Meeting of Shareholders, at which 69% of the common shares voting approved our executive compensation program, we engaged in a holistic review of our executive compensation program, including continued discussions with major shareholders.

As a result of this review process, significant changes were made to the executive compensation program in 2016. A summary of key changes include:

Desired Principle/Outcome		Key Changes
Alignment between performance results and executive pay		Overall Compensation Levels:

	✓	2016 annual incentive performance unit payouts were 75.8% of target for our NEOs, demonstrating alignment between the Company performance results and executive pay outcomes

	✓	2016 target compensation levels, including base salaries and annual and long-term incentive targets, were held flat
Improve transparency and strengthen alignment with financial results and annual incentive award payouts		Annual Incentives:

	✓	Additional progress was made around performance metric selection, design clarity and goal setting.

- Three performance goals were selected to align incentives with key financial measures.

- One earnings measure constitutes 50% weight while two credit measures comprise the remaining 50% of the annual incentive opportunity. These metrics were chosen to balance the need to measure profitable growth with credit quality.

- In the first quarter of 2016, the Committee approved a specific performance range for each measure, including Threshold, Target and Maximum performance goals.

Adopt more long-term focused performance metrics to encourage long-term value creation		Long-Term Incentives ("LTI"):

	✓	LTI was allocated between three vehicles with the greatest weight on long-term, performance based incentives:

- Performance-Based RSUs weighting was 60%;
- Stock option weighting was 10%; and
- Restricted stock weighting was 30%.

The table below demonstrates the Company's strong commitment to ensuring long-term compensation opportunities for senior executives, including NEOs, are aligned with long-term performance and shareholder interests.

Align financial interests between NEOs and shareholders		Stock Ownership:
	✓	For 2016, the CEO's stock ownership requirement has been increased to 5x his base salary.

	✓	Other NEOs have had their stock ownership requirements increased to 3x base salary.

	✓	All NEOs, including the CEO, are currently in compliance with the new stock ownership requirements.

The significant changes made to our executive compensation programs in 2016 were well received by our shareholders as evidenced by overwhelming support of our 2016 Say-on-Pay vote (91% favorable support). Our Compensation Committee believes that these voting results reflect our shareholder’s endorsement of the recent structural changes made to, and the current direction of, our executive compensation program, and affirm alignment of our program with shareholder interests. We continue to maintain an open and active dialogue with our shareholders to identify ways to further refine and improve our executive compensation program, and the Committee believes our current program adequately and effectively addresses shareholder concerns, promotes the Company’s business strategy and aligns pay with performance and shareholder value.

Key Features of Our Executive Compensation Program

	WHAT WE DO		WHAT WE DON’T DO
✓	Use of performance based equity 60% of the LTI awards are delivered via 3-year performance shares	x	We do not provide excise tax gross ups on new change-in-control agreements
✓	Meaningful stock ownership guidelines We have increased the required stock ownership guidelines for senior executives including: CEO = 5 times base salary and other NEOs = 3 times base salary	x	We do not provide new Single Trigger change-in-control severance agreements
✓	We have compensation recovery (clawback) policies that pertain to our incentive plans	x	We do not allow hedging of Company stock
✓	We award certain incentive compensation intended to qualify as performance-based compensation under Section 162(m)	x	We do not allow executives or directors to pledge Company shares. Current pledges are grandfathered.
✓	We retain an independent compensation consultant	x	We do not allow repricing of underwater stock options (including cash-outs)
✓	We have annual advisory votes on executive compensation	x	We do not provide excessive executive perquisites
✓
Pay for performance: Clear financial goals are established in the first quarter of the year. Performance-based compensation constituted (74%) of the total target direct compensation for our CEO and (64%) for our NEOs in 2016
		x	We do not encourage unnecessary or excessive risk taking as a result of our compensation policies
✓
Balance short-term and long-term incentives: Our short-term and long-term incentive programs have different performance goals, which incorporate not only financial measures to drive performance, but also shareholder value measures such as TSR and operating ROTCE.
		x	We do not base incentive compensation on a single performance metric
✓	We maintain an Independent Compensation Committee (the Compensation Committee consists entirely of independent directors)	x	We do not have guaranteed minimum payouts
✓	We regularly engage with shareholders through our shareholder outreach program	x	We do not pay dividend equivalents on stock options or unearned performance shares

PAY FOR PERFORMANCE PHILOSOPHY
Philosophy and Objectives of our Executive Compensation Program
The Compensation Committee’s general philosophy is that all elements of target compensation (e.g., base salary, target annual incentive award opportunity, and target long-term incentive award opportunity) should be based on competitive market data, with incentive compensation targeted at the median of similarly situated executives among our peer group or other relevant industry benchmarks. The competitive positioning of target compensation levels for individuals may vary above or below the median based on individual, executive-specific factors such as tenure, experience, and proficiency in role or criticality to the Company. The Compensation Committee’s objective is to provide a program that:

•	Attracts and retains high performing executives;

•	Has a significant portion of pay tied to business performance;

•	Aligns compensation with shareholder interests while rewarding long-term value creation;

•	Discourages excessive risk-taking by rewarding both short-term and long-term performance;

•	Reinforces high ethical conduct; and

•	Maintains flexibility to respond to industry dynamics.

Unlike target compensation levels, which are set by the Compensation Committee near the beginning of the year, actual compensation is a function of our operational, financial, and stock price performance, as reflected through annual incentive payouts and the value of all long-term incentive awards at vesting. Actual compensation is intended to vary above or below target levels commensurate with our performance.

Compensation Mix
Our strategy for compensating our NEOs and other associates has been based on programs that emphasize performance-based variable compensation. During 2016, the Compensation Committee approved the following incentive plan designs for our NEOs, which included:

•	Annual Incentive Awards: a transparent and formulaic plan, rewarding achievement of profitable growth and credit quality.

•
Long-Term Incentive Awards: granted three types of equity based awards that in combination balance alignment with shareholder interest (stock options), retention (restricted stock) and long-term performance accountability (performance shares).

The Company’s emphasis on performance-based compensation is best illustrated by the mix of 2016 compensation for NEOs which was as follows:

This illustrates that the majority of our NEO's total direct compensation package is variable pay. Furthermore, it also shows our emphasis on long-term incentive compensation over short-term (annual) incentive compensation.

DECISION MAKING PROCESS
Role of Compensation Committee

The Compensation Committee administers the Company’s compensation program for the President and CEO and other NEOs. The Compensation Committee’s authority and responsibilities are set forth in its charter and include, but are not limited to:

•	Reviewing and approving the compensation for the President and CEO, and other executives;

•	Selecting and approving the performance metrics and goals for all executive officer compensation programs and evaluating performance at the end of each performance period; and

•	Approving annual incentive award and long-term incentive award opportunities.

In making compensation decisions, the Compensation Committee uses multiple resources and tools, including the services of its independent compensation advisor.
Compensation Decisions for the Named Executive Officers

Individual compensation decisions (base salary adjustments and incentive awards) for all NEOs are based upon operating performance, achievement of strategic initiatives and individual performance. The Committee, in its sole discretion, determines any salary adjustments and approves the annual and long-term incentive awards for the President and CEO.
Independent Compensation Consultant
The Compensation Committee has retained FW Cook as its independent consultant reporting directly to the Compensation Committee.

In its role as the Committee’s independent advisor, FW Cook attends Committee meetings and advises on matters including compensation program design, competitive benchmarking and relative pay for performance. FW Cook also provides market data, analysis and advice regarding compensation of our NEOs and other executive officers. FW Cook does not provide any services to the Company other than executive compensation consulting services to the Committee.
Competitive Benchmarking
Annually, the Compensation Committee reviews competitive data for comparable executive positions in the market. External market data is used by the Compensation Committee as a point of reference in its executive pay decisions in conjunction with financial and individual performance data.

The Committee also considers analysis from a comprehensive total compensation study, which delineates each compensation element for NEOs, competitive benchmarking, and other analysis, as further described below.

Individual Performance			Company Performance		Intangibles
*	NEO's contributions to the development and execution of our business plans and strategies (including contributions that are expected to provide substantial benefit to the Company in future periods)	*
Overall financial performance of the Company, including balance sheet growth (assets), operating return on tangible common equity, operating earnings per share, credit related metrics and relative total shareholder return
				*	Demonstrated commitment to the Company's core values: - Leadership ability; - Teamwork; - Client focus; - Shareholder focus; and - Ability to attract, retain and develop talent.

*	Performance of the NEO's department or functional unit

*	Level of responsibility

During 2016, the Compensation Committee worked with the Committee’s independent compensation consultants to review and define an appropriate peer group of publicly traded commercial bank holding companies. As a result of this review and selection process, the Committee removed one bank holding company, First Merit Corporation, which was acquired in 2016 and one bank holding company was added as a peer (Synovus Financial Corp.). The bank holding companies in the peer group were as follows:

Dollars in billions
Bank Holding Company	Total Assets At 12/31/16	Bank Holding Company	Total Assets At 12/31/16
Associated Banc-Corp.	$29.1	Prosperity Bancshares, Inc.	$22.3
BancorpSouth, Inc.	$14.7	Synovus Financial Corp.	$30.1
Commerce Bancshares, Inc.	$25.6	Texas Capital Bancshares, Inc.	$21.7
Cullen/Frost Bankers, Inc.	$30.2	Trustmark Corporation	$13.4
F.N.B. Corporation	$21.8	UMB Financial Corporation	$20.7
First Horizon National Corporation	$28.6	Umpqua Holding Corporation	$24.8
Hancock Holding Company	$24.0	United Bankshares, Inc.	$14.5
Investors Bancorp, Inc.	$23.2	Valley National Bancorp	$22.9
MB Financial Inc.	$19.3	Webster Financial Corporation	$26.1
Old National Bancorp	$14.9	Wintrust Financial Corporation	$25.7

Peer Group Average	$22.7

IBERIABANK Corporation	$21.7
Source: SNL Financial LC

The Company's period-end total assets were 4% less than the peer average at December 31, 2016.

In addition, the Compensation Committee reviewed compensation survey data for national commercial banking companies as provided by the independent compensation consultant. All of this national survey data was size-adjusted to reflect commercial banks with approximately $21 billion in assets, which was the approximate size of the Company at the time of the compensation review. This national industry perspective provides the Compensation Committee with both a broader view of the executive labor market and additional context from which to evaluate the competitiveness of the Company's compensation program.

  EXECUTIVE COMPENSATION PROGRAM ELEMENTS
The purpose and key characteristics of each element of our 2016 executive compensation program are summarized below:

Element	Purpose	Key Characteristics
Base Salary
Represents each NEO’s base level of responsibility, leadership, tenure, qualifications, and contribution to the success and profitability of the Company and the competitive marketplace for executive talent specific to our industry.
Fixed compensation that is reviewed annually and adjusted if and when appropriate.
Annual Incentive Awards	Motivates NEOs to achieve our short- term business objectives that drive long-term performance while providing flexibility to respond to opportunities and changing market conditions.	Variable performance-based annual cash award. Awards are based on achieving pre-established performance goals.
Performance-Based RSUs
Motivates NEOs to achieve our business objectives by tying incentives to our financial and key operational metrics over the performance period while continuing to reinforce the link between the interests of our NEOs and our shareholders.

Variable performance-based long-term award. The ultimate number of units earned is based on the achievement of relative total shareholder return and operating earnings per share performance goals over a three-year performance period.

Restricted Stock
Motivates NEOs to achieve our business objectives by tying incentives to the performance of our common stock over the long-term; reinforces the link between the interests of our NEOs and our shareholders; motivates our NEOs to remain with the Company.
Long-term restricted stock award with a ratable vesting period over three years. The ultimate value realized varies with our common stock price.
Stock Options
Motivates NEOs to achieve our business objectives by tying incentives to the appreciation of our common stock over the long term; reinforces the link between the interests of our NEOs and our shareholders.

Long-term option award with an exercise price equal to the fair market value on the date of grant and a ratable vesting period over three years; the ultimate value realized, if any, depends on the appreciation of our common stock price.

Other Compensation	Provides benefits that promote employee health and work-life balance, which assists in attracting and retaining our NEOs.	Indirect compensation element consisting of health and welfare plans and minimal perquisites.
Post-Termination Compensation and Benefits	Agreements that attract and retain executives, promote continuity in management and promote equitable separations between the Company and its executives.	Indirect compensation elements related to employment contracts as well as Change in Control Severance Agreements.

Base Salary
We view annual base salary as an important component of compensation for attracting and retaining executive talent. Annual base salaries serve as the foundation for our employee pay structure. Executive base salaries are set after considering factors including external market competitiveness, individual performance and internal equity. Prior to determining the base salary for each NEO, the Compensation Committee evaluates the results from the comprehensive total compensation study, along with competitive benchmarking discussed in this Compensation Discussion and Analysis.

After reviewing the total compensation targets for our NEOs against market peers, the Compensation Committee decided not to increase 2016 base salaries and keep them consistent with 2015 levels.
The base salaries paid to each NEO in 2016 are disclosed in the Summary Compensation Table.

Named Executive Officer	2015 Base Salary	2016 Base Salary	% Increase
Daryl G. Byrd	$1,095,150	$1,095,150	0%
Anthony J. Restel	$525,000	$525,000	0%
Michael J. Brown	$625,000	$625,000	0%
John R. Davis	$475,000	$475,000	0%
Jefferson G. Parker	$500,000	$500,000	0%

Annual Incentive Awards
The annual incentive award program focuses executive officers on key operating drivers of long-term success and strikes a balance between profitable growth and credit quality. The Compensation Committee approves specific targets for each performance metric and evaluates performance against these targets. All executive officers have a target award opportunity, as well as a maximum award, that may be paid under the annual incentive award program.
During the first quarter of 2016, the Compensation Committee established the target percentage of base salary for each of the NEOs. The Committee used the 2016 base salary in calculating the annual incentive award payments. The following chart shows the range of annual incentive award opportunities expressed as a percentage of base salary for the NEO. No changes were made to the NEO’s 2016 target annual incentive amounts.

	Target Bonus Opportunity
Named Executive Officer	% of salary	$
Daryl G. Byrd	90%	$985,635
Anthony J. Restel	75%	$393,750
Michael J. Brown	75%	$468,750
John R. Davis	65%	$308,750
Jefferson G. Parker	75%	$375,000

The following formula was used to calculate the payment that could be awarded to a NEO under the 2016 annual incentive award program:
Base Salary    x    Target Percentage of Base Salary    x    Total Weighted Performance Factor (0 - 200%)
For 2016, the Compensation Committee established the following metrics as the basis for the determination of payouts, if any, under the annual incentive plan. These financial metrics were selected to provide a holistic evaluation of Company performance with an emphasis on profitability, but not at the expense of growth or asset quality.

Metric	Weighting
Operating Earnings	50%
Annual Net Charge Offs to Average Loans	25%
Legacy Non-performing Assets/Total Assets	25%

Annual Awards and Performance Units Results for 2016

	Operating Earnings 2016*	Annual Net Charge Offs to Average Loans	Legacy Non-Performing Assets / Total Assets	Annual Incentive Award **	Performance Units **
Target	$4.53	0.15%	0.50%
Weighting	50%	25%	25%
x
Performance to Target	95%	88%	71%
Total Weighted Performance	47%	22%	18%	87.28%	87.28%
* Excludes special items as detailed in Exhibit 13 of this Annual Report on Form 10-K.
** Annual Incentive Award capped at 200% of target for each. Performance Units capped at 100% of target for each.

Based on the operating performance of the Company relative to the targets established for 2016, our NEO Total Weighted Performance Factor was 87.28%. The Compensation Committee reviewed the overall performance of the Company and concluded that no qualitative adjustments were required and that the Total Weighted Performance Factor fairly captured operating performance for 2016. Accordingly, the Total Weighted Performance Factor used for the annual incentive payout was set at 87.28%, a level below the targeted payout factor of 100%. The Compensation Committee believes these incentive payments are aligned with the Company’s philosophy, market-based compensation practices, and the contribution of each NEO.

Annual Incentive Payment Calculation for 2016

Named Executive Officer	2016 Annual Incentive Target	Total Weighted Performance Factor	2016 Annual Incentive Paid
Daryl G. Byrd	$985,635	87.28%	$860,245
Anthony J. Restel	$393,750	87.28%	$343,658
Michael J. Brown	$468,750	87.28%	$409,117
John R. Davis	$308,750	87.28%	$269,472
Jefferson G. Parker	$375,000	87.28%	$327,293

2016 Long-Term Incentive (LTI) Plan
As referenced in earlier sections of this CD&A, significant changes to the LTI program occurred in 2016 such that beginning in 2016, 60% of the annual LTI award value is allocated to Performance-based RSUs that have prospective three-year performance goals of ROTCE and relative TSR. The allocation of LTI value to stock options and restricted stock has been significantly reduced from 2015. The chart below further outlines the mix and target weighting of the LTI awards for 2016.

Type of LTI	Vesting Time Frame	Performance Metric	Percent of Total LTI Award Value
Performance-based RSUs	3 Years - cliff vesting	Operating ROTCE; Relative TSR	60%
Stock Options	3 Years - 33% per year	None	10%
Restricted Stock	3 Years - 33% per year	None	30%

We consider long-term equity-based compensation to be critical to the alignment of executive compensation with shareholder value creation. Therefore, a market competitive, long-term equity-based incentive component is an integral part of our overall executive compensation program.
The total long-term incentive award in a given year is based on a multiple calculated as a percentage of base salary. The multiple is converted into an aggregate long-term incentive award. The following chart reflects the target award opportunities for each NEO:

	LTI Opportunity
Named Executive Officer	% of salary	$
Daryl G. Byrd	200%	$2,190,300
Anthony J. Restel	110%	$577,500
Michael J. Brown	120%	$750,000
John R. Davis	110%	$522,500
Jefferson G. Parker	110%	$550,000
Target long-term incentive opportunities are established based on competitive market practices. The fair value of 2016 long-term incentive awards is reflected in the Summary Compensation Table. In 2016, our long-term equity incentive program consisted of the following components:

•
Performance-based RSUs (60% of LTI award): During 2016, all NEOs received performance-based RSUs on February 18, 2016. These RSUs are awards that will be earned in shares based on meeting specified three-year performance criteria. These RSUs are settled in shares at payout based on meeting operating earnings per share and relative TSR performance goals. Relative TSR is measured against the KBW Regional Bank Index over a three year period. The Company must perform at the 50th percentile of the index in order to earn the target awards. These RSUs are also eligible to receive dividends declared based on the percentage of goals achieved. Shares earned will be awarded on March 1, 2019.

•
Stock Options (10% of LTI award): On February 18, 2016, our NEOs were granted stock options with an exercise price of $47.35, which was the closing market value for the common stock on the date of grant. Stock options reward NEOs for increasing the market price above the exercise price. We maintain a policy against repricing stock options without shareholder approval.

•
Restricted Stock (30% of LTI award): Restricted shares are awarded subject to transfer and vesting restrictions. Restricted share awards are intended to build stock ownership and foster executive retention. All of the NEOs received restricted share awards on February 18, 2016. All of these restricted share awards have dividend and voting rights.

2016 Long-Term Incentive Award Mix

Type of LTI	Vesting Time Frame	Performance Metric	Percent of Total LTI Award Value
Performance-based RSUs	3 Year - cliff vesting	Operating ROTCE; Relative TSR	60%
Stock Options	3 Years - 33% per year	None	10%
Restricted Stock	3 Years - 33% per year	None	30%
Other Benefits and Limited Perquisites

We provide our NEOs with few perquisites, including club memberships, an annual physical examination, an automobile allowance or personal use of a Company provided vehicle and corporate aircraft flight benefits. We also provide our NEOs a non-qualified deferred compensation plan and individual long-term disability insurance coverage.

Acknowledging our expanded footprint and desire to achieve greater travel efficiencies, the Company acquired a corporate aircraft in 2014. Personal use of corporate aircraft is limited. However, any personal use will trigger imputed income to the NEO, calculated according to the IRS guidelines.
Personal use of the corporate aircraft is included under “Other Compensation” in the Summary Compensation Table.
In 2016, all trips taken by our CEO and other NEOs on corporate aircraft that were reported in the Summary Compensation Table as personal use amounted to less than $10,000.
Post Termination and Other Employment Arrangements

The Company provides benefits to our NEOs upon certain terminations of employment from the Company. These benefits are in addition to the benefits to which the executives would be entitled upon a termination of employment generally (i.e., vested retirement benefits accrued as of the date of termination, stock awards that have vested as of the date of termination and the right to elect continued health coverage pursuant to COBRA). The incremental benefits payable to the executives are described below.
The Company has a three-year employment agreement with our President and CEO, Daryl G. Byrd, that automatically renews for an additional year on each anniversary of the agreement unless not earlier than 90 days before the anniversary, the Company gives notice that it will not be renewed. The purpose of this employment agreement is to help retain Mr. Byrd and to define severance benefits for various types of employment terminations. In addition to change in control payments consistent with those of the other NEOs, Mr. Byrd’s employment agreement requires payment of compensation and/or benefits under various other termination of employment situations. Under the terms of this agreement, if Mr. Byrd’s employment is terminated for other than Cause (as defined), disability, retirement, or death, or if Mr. Byrd terminates his employment for Good Reason (as defined), then he would be entitled to severance benefits. Under this termination, he would be entitled to cash severance payments equal to the greater of one year’s base salary or his base salary for the remaining term of the agreement.
In the event that Mr. Byrd’s employment is terminated for disability, we would provide continued medical insurance for his benefit and the benefit of his spouse and minor children for the remaining term of the agreement. In the event of Mr. Byrd’s death during the term of the agreement, the Company would continue to provide medical insurance for his spouse and minor children for the remaining term. Also, in the event of his death, Mr. Byrd’s spouse, estate, legal representative, or named beneficiaries would be entitled to receive his annual compensation (including base salary and any discretionary cash bonus the Compensation Committee would then deem appropriate) for 12 months from his date of death.
If Mr. Byrd’s employment is terminated by him within 30 days of a Change in Control (as defined), or within 90 days of an event constituting Good Reason occurring within three years of a Change of Control, or within 30 days of the first anniversary of a Change in Control, or if his employment is terminated by the Company without Cause within three years of a Change of Control, then he would be entitled to receive either the greater of his salary for the remaining term of the agreement, twice his salary, or the Internal Revenue Code Section 280G ("280G Maximum") defined generally as 2.99 times his average compensation over the previous five years. If any payments to be made under the agreement are deemed to constitute “excess parachute payments” and, therefore, subject to an excise tax under Section 4999 of the Internal Revenue Code, the Company would pay him the amount of the excise tax plus an amount equal to any additional federal, state, or local taxes that may result because of such additional payment. In addition to the cash severance benefits described, Mr. Byrd would be entitled to a continuation of benefits similar to those he was receiving at the time of such termination for the period otherwise remaining under the term of the agreement or until he obtains full-time employment with another employer, whichever occurs first. Additional details concerning these benefits can be found under the “Potential Payments Upon Termination or Change in Control” heading.
We have entered into Change in Control Severance Agreements with members of senior management, including each of our NEOs other than Mr. Byrd. The agreements provide for severance pay and benefits to the individuals upon voluntary resignation within 30 days after a Change in Control of IBERIABANK Corporation, as defined, or if within three years of a Change in Control the individual resigns for Good Reason, as defined, or is terminated by the Company or its successor without Just Cause, as defined. The severance payment is equal to 100% of each individual’s 280G Maximum. In addition, each will be entitled to continued medical and life insurance benefits at the Company’s expense for 39 months following termination of employment. We will also make the individual whole for any excise tax imposed by the Internal Revenue Service with respect to any payments under the agreement. Each of these agreements was amended in 2008 to comply with the deferred compensation requirements of Internal Revenue Code Section 409A.

OTHER COMPENSATION PROGRAM ASPECTS
Executive Stock Ownership Guidelines
We believe it is important for our NEOs and other senior executive officers to be significant shareholders so that their financial interests are aligned with our other shareholders. To foster executive stock ownership, we maintain executive stock ownership guidelines. We believe that these ownership guidelines as well as our total long-term incentive program have been effective in building an ownership culture. Thus, the financial interests of our executive leadership team are directly aligned with other shareholders. These ownership guidelines are stated as a multiple of base salary. NEOs have five years from the date the guideline applies to meet the target ownership level. The table below summarizes the share guidelines for NEOs expressed as a multiple of current base salary.

Named Executive Officer	2016 Ownership Guideline Multiple of Salary

Daryl G. Byrd	5x Base Salary
Anthony J. Restel	3x Base Salary
Michael J. Brown	3x Base Salary
John R. Davis	3x Base Salary
Jefferson G. Parker	3x Base Salary
Currently, all NEOs are in compliance with the required stock ownership guidelines.
The Stock Ownership Guidelines are part of the IBERIABANK Corporation Corporate Governance Guidelines. A link to these guidelines is on the “Investor Relations” portion of our website at: http://www.iberiabank.com.
Equity Grant Practices
The Compensation Committee generally grants equity awards in February of each year. The Compensation Committee does not have any programs, plans, or practices of timing these awards in coordination with the release of material non-public information. We have never backdated, re-priced, or spring-loaded any of our equity awards.
Anti-Hedging Policy and Trading Restrictions
Our current policy limits the timing and types of transactions in our securities by “covered persons,” defined to include directors and officers of the Company and its subsidiaries and members of their immediate families. Among other restrictions, the policy:

•
Allows covered persons to trade Company securities only during window periods following earnings releases and, as to a “pre-approval group” of covered persons (generally, Section 16 filers), only after they have pre-cleared transactions;

•	Prohibits covered persons from short-selling Company securities;

•	Prohibits covered person transactions in puts, calls, or other derivative securities regarding the Company; and

•	Prohibits covered persons from engaging in hedging or monetization transactions that involve Company securities.
Anti-Pledging Policy
In March 2016, the Board of Directors amended the Company's insider trading policy to prohibit directors, executive officers and other persons subject to such policy, subsequent to the date of adoption, from holding shares in margin accounts or pledging shares as collateral for a loan. These restrictions will not apply to shares of Company common stock held in a margin account or pledged as collateral for a loan prior to the date of adoption of amendments to such policy. Under certain limited circumstances, an exception to the prohibition on pledged common stock may be granted.
Compensation Recovery Policy
The Company maintains a written Compensation Recovery Policy. This policy applies to each of the NEOs and permits the recovery of incentive-based compensation paid to an officer if: (1) incentive-based compensation, bonuses, or equity awards were paid or vested during fiscal periods based on materially inaccurate financial statements, and (2) that officer engaged in fraud, willful misconduct, or a violation of Company policy that caused or otherwise contributed to the need for a material restatement of the Company’s financial results. The Board, considering the best interests of shareholders and the recommendation of the Compensation Committee, has sole discretion to determine whether the applicable standard of conduct has been met and whether any such recovery should be pursued.
The Compensation Recovery Policy is part of the IBERIABANK Corporation Corporate Governance Guidelines. A link to the Corporate Governance Guidelines is on the “Investor Relations” portion of our website at: http://www.iberiabank.com.
Risk Management Considerations
The Compensation Committee reviews risks and rewards associated with our compensation programs, which include features that we believe mitigate risks without reducing incentives. Our compensation programs are intended to both encourage and reward prudent business judgment and appropriate long-term risk-taking. The Compensation Committee seeks to identify and remediate risk-taking incentives that may exist in these programs. The Chairman of the Board Risk Committee is also a member of the Compensation Committee.
Indemnification Agreements
The Company has indemnification agreements with Daryl G. Byrd and Michael J. Brown that provide for indemnification and advancement of expenses to the fullest extent permitted by law with respect to pending or threatened claims against them in their capacities as our officers. Following a Change in Control (as defined), all determinations regarding a right to indemnity and advancement of expenses are to be made by an independent legal counsel. In the event of a potential Change in Control, we must create a trust for the benefit of the indemnified executive officers, which upon a Change in Control may not be revoked or the principal thereof invaded without the indemnities’ written consent. While not requiring the maintenance of directors’ and officers’ liability insurance, the indemnification agreements require that the indemnities be provided with maximum coverage if there is such insurance.
Section 162(m)
Section 162(m) of the Internal Revenue Code (the Code) limits to $1 million a public company’s annual tax deduction for compensation paid to certain highly compensated executive officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. The Committee’s policy is to structure compensation awards that will be deductible where doing so will further the purposes of our executive compensation programs. The Compensation Committee also considers it important to retain flexibility, to design compensation programs that recognize a full range of criteria important to our success, even where compensation payable under the programs may not be fully deductible. As such, the Compensation Committee may implement revised or additional compensation programs in the future as it deems necessary to appropriately compensate our executive team.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation earned or awarded for services rendered in all capacities by the Company’s Chief Executive Officer, Chief Financial Officer and by its three other most highly compensated Named Executive Officers for the years indicated.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary (1)	Stock Award(s) (3)	Option Award(s)(3)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation (4)	Total
Daryl G. Byrd	2016	$1,095,150	$1,971,275	$277,033	$860,245	$238,165	$4,441,868
President and CEO	2015	$1,085,121	$1,795,847	$312,884	$746,980	$202,688	$4,143,520
	2014	$1,015,500	$1,773,095	$312,456	$938,700	$330,533	$4,370,284
Anthony J. Restel	2016	$525,000	$519,761	$73,042	$343,658	$20,828	$1,482,289
Sr. Executive Vice President and CFO	2015	$518,269	$464,013	$80,851	$298,410	$30,246	$1,391,789
	2014	$480,385	$458,113	$80,741	$367,500	$63,212	$1,449,951
Michael J. Brown	2016	$625,000	$680,020	$94,862	$409,117	$37,543	$1,846,542
Vice-Chairman and COO	2015	$621,154	$625,043	$108,901	$355,250	$95,782	$1,806,130
	2014	$598,269	$617,093	$108,754	$453,750	$74,882	$1,852,748
John R. Davis	2016	$475,000	$470,233	$66,086	$269,472	$10,809	$1,291,600
Sr. Executive Vice President M&A, Investor Relations and Director of Financial Strategy	2015	$472,115	$435,558	$75,905	$233,991	$7,825	$1,225,394
	2014	$456,154	$430,070	$75,785	$299,000	$45,139	$1,306,148
Jefferson G. Parker	2016	$500,000	$494,997	$69,569	$327,293	$30,201	$1,422,060
Vice-Chairman, Managing Director of Brokerage, Trust and Wealth Management	2015	$497,115	$472,343	$80,027	$284,200	$25,458	$1,359,143
	2014	$480,192	$453,472	$79,911	$363,750	$62,345	$1,439,670

(1)
Amounts in column (c) include salaries deferred under the Company's Non-Qualified Deferred Compensation plan in 2016, 2015 and 2014. For Mr. Restel the salaries deferred includes $35,000 and $28,269 in 2016 and 2015, respectively. For Mr. Parker the salaries deferred include $30,000, $29,827, and $28,812 in 2016, 2015, and 2014, respectively.

(2)
Amounts in column (f) include bonuses earned in 2016 payable by the NEO's terms at a later date. Amounts in column (f) also include bonuses deferred under the Company’s Non-Qualified Deferred Compensation plan in 2015 and 2014. For Mr. Restel the amounts deferred include $29,841 and $36,750 in 2015 and 2014, respectively. For Mr. Davis the amounts deferred include $210,592 and $179,400 in 2015 and 2014, respectively. For Mr. Parker the amounts deferred include $28,420 and $21,825 in 2015 and 2014, respectively.

(3)
The amounts shown in columns (d) and (e) reflect the aggregate grant date value awarded and computed in accordance with FASB ASC Topic 718 for stock-based and option awards for each of the Named Executive Officers for the years ended December 31, 2016, 2015, and 2014. The assumptions used for the calculations can be found at Note 18 to our audited financial statements in Exhibit 13 of this Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, and Note 20 to our audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Pursuant to SEC rules, we disregarded the estimate of forfeitures related to service-based vesting conditions.

The amounts shown in column (d) reflect the grant date values of certain awards that are subject to performance conditions. Pursuant to SEC rules, the grant date values shown above are reported based upon the probable outcome of such conditions as of the date of grant. The table below shows the value of such awards at the grant date assuming that the highest level of performance is achieved.

Name	Year	Maximum Stock Awards
Daryl G. Byrd	2016	$3,285,474
	2015	$2,235,801
	2014	$2,358,134
Anthony J. Restel	2016	$866,268
	2015	$577,697
	2014	$609,277
Michael J. Brown	2016	$1,130,035
	2015	$778,182
	2014	$820,692
John R. Davis	2016	$783,737
	2015	$542,247
	2014	$571,974
Jefferson G. Parker	2016	$824,979
	2015	$584,839
	2014	$603,077

(4)

ALL OTHER COMPENSATION IN 2016
	Perquisites and Other Personal Benefits (i)	Company Contributions to 401(k) Plan	Company Contribution to Non-Qualified Deferred Compensation Plan	Tax Reimbursement	Total
Name	($)	($)	($)	($)	($)
Daryl G. Byrd	73,850	1,500	150,000	12,815	238,165
Anthony J. Restel	19,328	1,500	—	—	20,828
Michael J. Brown	36,043	1,500	—	—	37,543
John R. Davis	9,309	1,500	—	—	10,809
Jefferson G. Parker	26,926	1,500	—	1,775	30,201

(i)
For a description of perquisites relating to personal use of the corporate aircraft for NEOs, see the "Other Benefits and Limited Perquisites" section. Other perquisites and personal benefits whose incremental cost is included in the amounts shown consist of the following: long-term disability premiums, annual physical examinations, automobile allowances, personal use of a Company vehicle, personal use of the corporate aircraft, social dues, and security alarm expenses.

We estimate the aggregate incremental cost of the Company aircraft to be equal to the average operating cost for the year (which includes items such as fuel, maintenance, landing fees and other direct costs) based on the number of hours flown each year. Direct incremental costs for charter flights are the amount of the charter, and direct incremental costs for the fractional interest in an aircraft are based on the additional hourly charges for the flight, fuel and other direct costs.

Grants of Plan-Based Awards
The following table provides information concerning grants of awards made to our NEOs during the year ended December 31, 2016.
The 2016 stock option grants, restricted stock, and restricted share unit awards to the NEOs were issued from our 2010 Stock Incentive Plan. Under this plan, equity-based awards vest on a “change-in-control” occurrence. Dividends are payable on all unvested restricted stock at the same rate paid on all other outstanding shares of our common stock. Dividend equivalent units are added to all unvested restricted share unit grants. In 2016, we declared dividends payable in the amount of $1.40 per share.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Target ($)	Maximum ($)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares or Units of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Daryl G. Byrd	2/18/2016			—	—	13,877 (3)	—	—	$657,076
	2/18/2016			28,221(2)	56,442	—	—	—	$1,314,199
	2/18/2016			—	—	—	26,485 (3)	$47.35	$277,033
		$860,245	$1,720,490
Anthony J. Restel	2/18/2016			—	—	3,659 (3)	—	—	$173,254
	2/18/2016			7,441 (2)	14,882	—	—	—	$346,507
	2/18/2016			—	—	—	6,983 (3)	$47.35	$73,042
		$343,658	$687,316
Michael J. Brown	2/18/2016			—	—	4,836 (3)	—	—	$230,006
	2/18/2016			9,664 (2)	19,327	—	—	—	$450,014
	2/18/2016			—	—	—	9,069 (3)	$47.35	$94,862
		$409,117	$818,234
John R. Davis	2/18/2016			—	—	3,310 (3)	—	—	$156,729
	2/18/2016			6,732 (2)	13,464	—	—	—	$313,504
	2/18/2016			—	—	—	6,318 (3)	$47.35	$66,086
		$269,472	$538,943
Jefferson G. Parker	2/18/2016			—	—	3,485 (3)	—	—	$165,015
	2/18/2016			7,086 (2)	14,172	—	—	—	$329,982
	2/18/2016			—	—	—	6,651 (3)	$47.35	$69,569
		$327,293	$654,587

(1)
For option awards, this represents the grant date fair value based on Black Scholes model valuation of $10.46 per share for grants on February 18, 2016. For restricted stock awards, the fair value is based on the grant date fair value of our common stock.

(2)
Restricted share units were issued under our 2010 Stock Incentive Plan. Following the end of the three-year performance period, but prior to March 1, 2018, the Compensation Committee will determine the percentage of the target award value that will vest, which will be between 0% and 200% of the target award value. Payout of the vested RSUs will be effective on March 1, 2018. Any remaining unvested RSUs will be immediately forfeited. The value of the shares on the grant date of each of the RSUs was $47.35 per share.

(3)	Restricted stock awards and stock option grants were issued under our 2010 Stock Incentive Plan and vest over three years in equal increments on the anniversaries of the date of grant.

In 2016, associates, including all current officers who are not executive officers, as a group were granted restricted stock and option awards totaling 211,662 shares under the 2008, 2010 and 2016 Stock Incentive Plans. The weighted average option exercise price was $49.89 per share. All executive officers as a group were granted restricted stock and option awards totaling 119,091 shares under the 2010 Stock Incentive Plan. The weighted average option exercise price was $47.35 per share. The Company issued a total of 81,821 restricted share units under the 2010 Stock Incentive Plan to certain executive officers, including the named executive officers, in 2016.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity based awards held by NEOs as of December 31, 2016:

Option Awards						Stock Awards

Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares That Have Not Vested($)((1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Daryl G. Byrd	12/29/09 (3)	27,500	—	$54.43	12/29/19	2/22/12 (7)	3,237	$271,099
	5/4/10 (3)	29,964	—	$60.10	05/04/20	2/22/12 (8)	1,811	$151,650
	3/10/11 (3)	23,585	—	$55.64	03/10/21	2/19/13 (7)	6,654	$557,273
	2/22/12 (3)	27,108	6,777	$52.33	02/22/22	2/19/13 (8)	7,246	$606,870
	2/19/13 (3)	6,787	4,525	$52.36	02/19/23	2/17/14 (9)	4,787	$400,911
	2/17/14 (4)	9,793	4,897	$65.37	02/17/24	2/17/14 (10)			6,787	$568,393
	2/20/15 (4)	5,313	10,627	$62.57	02/20/25	2/17/14 (11)			2,262	$189,435
	2/18/16 (4)	—	26,485	$47.35	02/18/26	2/20/15 (9)	10,001	$837,584
						2/20/15 (10)			6,940	$581,216
						2/20/15 (11)			3,507	$293,686
						2/18/16 (9)	13,877	$1,162,199
						2/18/16 (10)			28,221	$2,363,497
Anthony J. Restel	12/29/09 (3)	11,500	—	$54.43	12/29/19	2/22/12 (7)	955	$79,981
	5/4/10 (3)	8,209	—	$60.10	05/04/20	2/22/12 (8)	535	$44,802
	3/10/11 (3)	3,515	—	$55.64	03/10/21	2/19/13 (7)	2,005	$167,919
	2/22/12 (3)	8,001	2,000	$52.33	02/22/22	2/19/13 (8)	2,183	$182,864
	2/19/13 (3)	2,045	1,364	$52.36	02/19/23	2/17/14 (9)	1,237	$103,599
	2/17/14 (4)	2,531	1,265	$65.37	02/17/24	2/17/14 (10)			1,754	$146,863
	2/20/15 (4)	1,373	2,746	$62.57	02/20/25	2/17/14 (11)			585	$48,984
	2/18/16 (4)	—	6,983	$47.35	02/18/26	2/20/15 (9)	2,584	$216,410
						2/20/15 (10)			1,793	$150,185
						2/20/15 (11)			906	$75,916
						2/18/16 (9)	3,659	$306,441
						2/18/16 (10)			7,441	$623,169
Michael J. Brown	12/29/09 (3)	12,500	—	$54.43	12/29/19	2/22/12 (7)	1,290	$108,038
	5/4/10 (3)	11,493	—	$60.10	05/04/20	2/22/12 (8)	722	$60,454
	3/10/11 (3)	7,988	—	$55.64	03/10/21	2/19/13 (7)	2,602	$217,918
	2/22/12 (3)	10,802	2,700	$52.33	02/22/22	2/19/13 (8)	2,834	$237,312
	2/19/13 (3)	2,654	1,770	$52.36	02/19/23	2/17/14 (9)	1,666	$139,528
	2/17/14 (4)	3,409	1,704	$65.37	02/17/24	2/17/14 (10)			2,362	$197,806
	2/20/15 (4)	1,849	3,699	$62.57	02/20/25	2/17/14 (11)			787	$65,906
	2/18/16 (4)	—	9,069	$47.35	02/18/26	2/20/15 (9)	3,481	$291,534
						2/20/15 (10)			2,416	$202,310
						2/20/15 (11)			1,220	$102,212
						2/18/16 (9)	4,752	$397,980
						2/18/16 (10)			9,664	$809,320
John R. Davis	12/29/09 (3)	896	—	$54.43	12/29/19	2/22/12 (7)	955	$79,981
	5/4/10 (3)	8,893	—	$60.10	05/04/20	2/22/12 (8)	535	$44,802
	3/10/11 (3)	3,515	—	$55.64	03/10/21	2/19/13 (7)	2,005	$167,919
	2/22/12 (3)	1,905	2,000	$52.33	02/22/22	2/19/13 (8)	2,183	$182,864
	2/19/13 (3)	2,045	1,364	$52.36	02/19/23	2/17/14 (9)	1,161	$97,234
	2/17/14 (4)	2,375	1,188	$65.37	02/17/24	2/17/14 (10)			1,646	$137,868

	2/20/15 (4)	1,289	2,578	$62.57	02/20/25	2/17/14 (11)			549	$45,956
	2/18/16 (4)	—	6,318	$47.35	02/18/26	2/20/15 (9)	2,426	$203,178
						2/20/15 (10)			1,683	$140,946
						2/20/15 (11)			850	$71,225
						2/18/16 (9)	3,310	$277,213
						2/18/16 (10)			6,732	$563,816
Jefferson G. Parker	9/17/09 (2)	10,000	—	$47.67	09/17/19	1/1/10 (6)	1,569	$131,365
	5/4/10 (3)	9,304	—	$60.10	05/04/20	4/5/10 (6)	327	$27,390
	3/10/11 (3)	5,858	—	$55.64	03/10/21	4/5/10 (5)	1,071	$89,696
	2/22/12 (3)	8,802	2,200	$52.33	02/22/22	2/22/12 (7)	1,051	$88,021
	2/19/13 (3)	2,143	1,428	$52.36	02/19/23	2/22/12 (8)	588	$49,207
	2/17/14 (4)	2,505	1,252	$65.37	02/17/24	2/19/13 (7)	2,101	$175,959
	2/20/15 (4)	1,359	2,718	$62.57	02/20/25	2/19/13 (8)	2,288	$191,619
	2/18/16 (4)	—	6,651	$47.35	02/18/26	2/17/14 (9)	1,224	$102,510
						2/17/14 (10)			1,736	$145,349
						2/17/14 (11)			579	$48,450
						2/20/15 (9)	2,558	$214,233
						2/20/15 (10)			1,775	$148,616
						2/20/15 (11)			897	$75,123
						2/18/16 (9)	3,485	$291,869
						2/18/16 (10)			7,086	$593,450

(1)	The fair market value of the Company’s common stock at the end of the fiscal year was $83.75 per share.

(2)	Options will vest equally in one-seventh increments on the first seven anniversaries of the date of grant.

(3)	Options will vest equally in one-fifth increments on the first five anniversaries of the date of grant.

(4)	Options will vest equally in one-third increments on the first three anniversaries of the date of grant.

(5)	Restricted stock awards will vest in one-seventh increments over a seven-year period commencing with the first anniversary of the date of grant.

(6)	Phantom stock awards, including dividend equivalent units, will vest in one-sixth increments over a seven-year period beginning with the second anniversary of the date of grant.

(7)	Restricted stock awards will vest in one-fifth increments over a five-year period commencing with the first anniversary of the date of grant.

(8)	Phantom stock awards, including dividend equivalent units, will vest in one-fourth increments over a five-year period commencing with the second anniversary of the date of grant.

(9)	Restricted stock awards will vest in one-third increments over a three-year period commencing with the first anniversary of the date of grant.

(10)
Following the end of the three-year performance period, but prior to March 1, the Compensation Committee will determine the percentage of the target award value of the restricted share units that will vest, which will be between 0% and 200% of the target award value. Payout of the vested RSUs will be effective on March 1 of the year following the three year performance. Any remaining unvested RSUs will be immediately forfeited.

(11)
Following the end of the one-year performance period, but prior to March 1, the Compensation Committee will determine the percentage of the target award Performance Units that will be eligible to vest, which will be between 0% and 100% of the target award Performance Units (the “Actual Award”). The Performance Units representing the difference between the target Performance Unit Award and the Actual Award will be immediately forfeited. The Actual Award units will vest over three years in equal installments on March 1st following the first and through the third anniversary of the grant date.

Option Exercises and Stock Vested
The following table sets forth the amount realized by each Named Executive Officer as a result of the exercise of stock options and vesting of stock awards in 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Daryl G. Byrd	50,000	$1,079,580	32,447 (1)	$ 1,596,466 (1)
Anthony J. Restel	3,656	$42,666	8,709 (2)	$ 423,249 (2)
Michael J. Brown	13,952	$167,580	11,170 (3)	$ 543,625 (3)
John R. Davis	24,952	$428,401	8,208 (4)	$ 399,194 (4)
Jefferson G. Parker	—	$—	14,257 (5)	$ 755,897 (5)

(1)	Includes 7,574 shares of phantom stock awards at a value of $373,150 and 3,950 performance units at a value of $195,071.

(2)	Includes 2,087 shares of phantom stock awards at a value of $101,905 and 1,020 performance units at a value of $50,345.

(3)	Includes 2,769 shares of phantom stock awards at a value of $135,312 and 1,376 performance units at a value of $67,923.

(4)	Includes 2,087 shares of phantom stock awards at a value of $101,905 and 958 performance units at a value of $47,300.

(5)	Includes 4,022 shares of phantom stock awards at a value of $203,891 and 1,010 performance units at a value of $49,857.
Non-Qualified Deferred Compensation
We offer directors and a select group of management and highly compensated key associates the right to participate in a Non-Qualified Deferred Compensation Plan. Participants may elect to defer up to 90% of their annual base salary or incentive compensation, including incentive bonuses, service bonuses, and commissions. The Plan allows for discretionary employer contributions. The investment options available under the Non-Qualified Deferred Compensation Plan are similar to those available under the Company’s 401(k) plan. Earnings are credited to the account based on the performance of the investment options selected. Participants vest immediately in their deferrals. As a general rule, payment terms of deferred amounts and investment options are determined by the participant during enrollment and are subject to a deferral of at least two years, except under certain qualifying events, including the participant’s separation from service, a change in control, an unforeseeable emergency, or death. Payment shall be made in a single lump sum or, in the event of a separation from service after reaching age 65, disability, or scheduled in-service distribution, in equal annual installments over the period specified by the participant, not to exceed five years. The following table shows certain information for Named Executive Officers under the Corporation’s Non-Qualified Deferred Compensation Plan. Messrs. Byrd, Restel, Davis and Parker are the Named Executive Officers currently participating in the Company’s Non-Qualified Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contribution in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Daryl G. Byrd	373,150 (1)	150,000 (5)	396,804	—	2,544,948
Anthony J. Restel	64,841 (2)	—	49,445	—	558,664
Michael J. Brown	—	—	—	—	—
John R. Davis	210,592 (3)	—	18,459	—	938,187
Jefferson G. Parker	58,420 (4)	—	36,130	—	313,202

(1)	Mr. Byrd’s contribution includes $373,150 from vested phantom stock payments.

(2)	Mr. Restel’s contribution includes $35,000 of his base pay deferred, and $29,841 of his bonus earned in 2015 as set forth in the "Summary Compensation Table."

(3)	Mr. Davis’ contribution includes $210,592 of his bonus earned in 2015 as set forth in the "Summary Compensation Table."

(4)	Mr. Parker’s contribution includes $30,000 of his base pay deferred and $28,420 of his bonus earned in 2015 as set forth in the "Summary Compensation Table."

(5)
Company contribution in 2016 attributable to 2015 service. The Company contribution to the Non-Qualified Deferred Compensation Plan attributable to 2016 was made after December 31, 2016 and is not reflected in the aggregate year-end balance for Mr. Byrd. These amounts are included in the “All Other Compensation” column of the Summary Compensation Table.

Equity Compensation Plan Information
The following table provides information concerning securities authorized for issuance under equity compensation plans, the weighted average price of such securities and the number of securities remaining available for future issuance, as of December 31, 2016.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining and available for future issuance (2)
Plans approved by shareholders	1,135,746	(3)	$55.06	2,456,052
Plans not approved by shareholders	5,231	(4)	$98.96	—
Total	1,140,977		$55.38	2,456,052

(1)	Restricted stock shares were not included when calculating the weighted-average exercise price.

(2)
Remaining shares available for issuance include 2,456,052 shares under the 2016 Stock Incentive Plan. Shares remaining to be issued subsequent to December 31, 2016 under the 2016 Stock Incentive Plan include 1,228,025 shares that can be issued either as a restricted stock grant or upon exercise of stock options and 2,456,052 shares that can only be issued upon exercise of stock options.

(3)
Number of securities includes 3,349, 10,859, 380,352, and 24,879 shares of unvested restricted stock granted under the 2005 Incentive Compensation Plan, 2008 Incentive Compensation Plan, 2010 Stock Incentive Plan, and 2016 Stock Incentive Plan, respectively.

(4)
Includes 4,137 shares available for issuance under the OMNI BANCSHARES, Inc. Amended and Restated Performance and Equity Incentive Plan, which was assumed by the Company in its acquisition of OMNI BANCSHARES, Inc. on June 1, 2011. The aggregate number of shares authorized for issuance at the date of acquisition was 41,979. Also includes 1,094 shares available for issuance under the Florida Gulf Bancorp, Inc. Officers’ and Employees’ Stock Option Plan, which was assumed by the Company in its acquisition of Florida Gulf Bancorp, Inc. on July 31, 2012. The aggregate number of shares authorized for issuance at the date of acquisition was 32,863.

Potential Payments Upon Termination or Change in Control
The Company provides benefits to the Named Executive Officers upon certain terminations of employment from the Company. These benefits are in addition to the benefits to which the executives would be entitled upon a termination of employment generally (i.e., vested retirement benefits accrued as of the date of termination, stock awards that have vested as of the date of termination and the right to elect continued health coverage pursuant to COBRA). The incremental benefits payable to the executives are described below.
We have entered into Change in Control Severance Agreements with members of senior management, including each of our Named Executive Officers other than Mr. Byrd. Except for these agreements, and our broad-based severance policy, none of our Named Executive Officers, other than President and CEO Byrd, have employment arrangements. Mr. Byrd’s employment agreement requires payment of compensation and/or benefits under various termination of employment situations. In addition to change in control payments consistent with those of the other Named Executive Officers, if Mr. Byrd’s employment had been terminated at December 31, 2016, he would have been entitled to (i) a salary of $2,737,875 and benefits of $73,541, in the event of termination other than for Cause, death or disability, (ii) annual compensation of $1,095,150, benefits of $39,742, and any appropriate bonus as determined by the Compensation Committee, in the event of termination due to death, and (iii) $39,742 in benefits in the event of termination due to disability. These agreements are described more fully in the “Compensation Discussion and Analysis” section.
In 2000, we entered into separate Change in Control Severance Agreements with John R. Davis and Michael J. Brown providing for severance pay and benefits to the individual upon voluntary resignation within 30 days after a Change in Control of IBERIABANK Corporation, as defined, or if within three years of a Change in Control the individual resigns for Good Reason, as defined, or is terminated by the Company or its successor without Just Cause, as defined. In 2006, we amended and restated the 2005 Change in Control Severance Agreement with Anthony J. Restel, and in 2009, we entered into a separate Change in Control Severance Agreement with Jefferson G. Parker. The severance payment is 100% in the case of Mr. Davis, Mr. Brown, Mr. Parker and Mr. Restel, of each individual’s 280G Maximum, defined generally as 2.99 times his average compensation over the previous five years. In addition, each will be entitled to continued medical and life insurance benefits at the Company’s expense for 39 months following termination of employment. We will also make the individual whole for any excise tax imposed by the Internal Revenue Code with respect to any payments under the agreement. Each of these agreements was amended in 2008 to comply with the deferred compensation requirements of Internal Revenue Code Section 409A.
As of December 31, 2016, NEOs held unexercisable options to purchase common stock and unvested shares of restricted common stock, phantom stock, restricted share units and performance units listed in the "Outstanding Equity Awards at Fiscal Year-End" table.

Name	Cash Severance	Stock Option Acceleration(1)	Restricted Stock, Phantom Stock, RSUs and Performance Units Acceleration(2)	Benefits(3)	Tax Payments(4)	Total
Daryl G. Byrd	$9,629,214	$1,634,114	$7,983,811	$95,604	$5,003,909	$24,346,652
Anthony J. Restel	$3,665,242	$441,248	$2,147,133	$72,039	$1,817,548	$8,143,210
Michael J. Brown	$5,228,077	$580,170	$2,830,316	$81,575	$2,549,846	$11,269,984
John R. Davis	$3,559,981	$412,069	$2,012,999	$93,078	$1,752,677	$7,830,804
Jefferson G. Parker	$3,995,652	$436,624	$2,372,856	$94,904	$1,965,261	$8,865,297

(1)
Assumes the immediate vesting of all unvested in-the-money stock options and the associated cash proceeds resulting from a same day sale exercise of only those previously unvested stock options using the fair market value of our common stock at December 31, 2016, of $83.75.

(2)
Assumes the immediate vesting of all unvested restricted and phantom stock, restricted share units and performance units upon a Change in Control using the fair market value of our common stock at December 31, 2016, of $83.75.

(3)	Represents the cost to continue medical insurance, life insurance and other benefits for a period of 39 months following termination.

(4)
Represents taxes associated with “excess parachute payments.” These taxes include any excise tax imposed under Section 4999 of the Internal Revenue Code as well as any federal, state or local tax resulting from the excise tax payment.

DIRECTOR COMPENSATION
The following table provides information concerning the fees earned and other compensation of the Board of Directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
William H. Fenstermaker	72,000		69,324	—	141,324
E. Stewart Shea, III	62,004		69,324	—	131,328
Elaine D. Abell	62,004		69,324	—	131,328
Harry V. Barton, Jr.	62,004	(1)	69,324	—	131,328
Ernest P. Breaux, Jr.	62,004		69,324	—	131,328
John N. Casbon	62,004		69,324	—	131,328
Angus R. Cooper, II	62,004		69,324	—	131,328
John E. Koerner, III	62,004		69,324	—	131,328
Rick E. Maples	41,336		69,324	—	110,660
David H. Welch	62,004		69,324	—	131,328

(1)	Amounts include monthly board member fees deferred under the Company's Non-qualified Deferred Compensation Plan. Mr. Barton deferred $55,800 during 2016.

(2)	Represents the grant date fair value of restricted stock awards granted in 2016.

(3)
Each outside director was granted 1,200 shares of restricted stock on May 5, 2016 with a grant date fair value of $57.77 per share. Awards become vested and non-forfeitable on the first anniversary from the date of the award. At December 31, 2016, all directors had 1,200 shares of unvested restricted stock outstanding.

Cash and Stock Payments. Each director who is not employed (referred to as outside directors or non-management directors), except the Chairman, is paid a fee of $5,167 per month. Rick Maples joined the Board in May of 2016 and received a monthly fee of $5,167 from May to December. The Chairman receives a fee of $6,000 per month. Members of the Board of Directors receive no additional compensation for their participation on any committee or for other services as our directors. During 2016 Daryl Byrd, President and CEO, was the only director employed by the Company.
During 2016, the Compensation Committee authorized each outside director to receive 1,200 shares of restricted stock (which were valued based on the closing price of the common stock as of the date of the award of $57.77). All of these shares of restricted stock will vest over a one-year period, and the total value of these awards will be allocated on the first anniversary from the date of the award. The Company did not issue any stock options or non-equity incentive compensation to any member of its Board of Directors. In addition, the Company does not sponsor a defined benefit pension plan and has not paid other forms of compensation as defined in Item 402(j) of Regulation S-K to its Board of Directors during 2016.
The Compensation Committee annually reviews and makes recommendations regarding director compensation. These recommendations are based upon, among other things, the Committee’s consideration of compensation paid to directors of comparable financial institutions.
Other Benefits. Our Articles of Incorporation and Bylaws require us to indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. We also provide our directors with customary directors and officers liability insurance coverage.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of independent directors. During 2016, none of our executive officers served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity. None of the members of the Compensation Committee was an officer or other associate of our Company or any of our subsidiaries during 2016, or is a former officer or other associate of our Company or any of our subsidiaries. Members of the

Compensation Committee may, from time to time, have banking relationships in the ordinary course of business with IBERIABANK, as described under “Certain Transactions.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company is composed entirely of non-employee directors, each of whom has been determined in the Board’s business judgment to be independent. The Compensation Committee is responsible for oversight and review of the Company’s compensation and benefit plans.
The Compensation Discussion and Analysis is management’s report on the Company’s compensation programs and, among other things, describes material elements of compensation paid to the President and Chief Executive Officer and the other Named Executive Officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with the management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
THE COMPENSATION COMMITTEE:
E. Stewart Shea, III, Chairman
William H. Fenstermaker
Rick Maples
John Casbon

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables include, as of December 31, 2016, certain information as to the common stock beneficially owned by:

•
persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of our common stock;

•	our directors;

•	our Named Executive Officers identified in the Summary Compensation Table elsewhere herein; and

•	all of our directors and executive officers as a group.

	Common Stock Beneficially Owned as of December 31, 2016
Name and Address of Beneficial Owner	Amount	Percentage
The Vanguard Group, Inc.(1) 100 Vanguard Blvd. Malvern, PA 19355	3,586,656	8.09%
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	3,026,963	6.80%
Dimensional Fund Advisors, LP(3) Building One 6300 Bee Cave Road Austin, TX 78746	2,961,379	6.69%

(1)
As reported on Schedule 13G/A, dated as of February 9, 2017, and filed with the SEC on February 10, 2017, The Vanguard Group, Inc., a Pennsylvania corporation, has sole voting power with respect to 52,808 shares, sole dispositive power with respect to 3,531,931 shares, shared voting power with respect to 3,976 shares and shared dispositive power with respect to 54,725 shares. Vanguard Fiduciary Trust Company and Vanguard Investments Australian, LTD, each a wholly owned subsidiary of The Vanguard Group, are the beneficial owners of 50,749 shares and 6,035 shares, respectively, as a result of serving as investment managers of collective trust accounts and Australian investment offerings, respectively.

(2)
As reported on Schedule 13G/A, dated as of January 24, 2017 and filed with the SEC on January 25, 2017, BlackRock, Inc., a Delaware corporation, has sole voting power with respect to 2,935,758 shares and sole dispositive power with respect to 3,026,963 shares.

(3)
As reported on Schedule 13G, dated as of February 9, 2017, and filed with the SEC on February 09, 2017, Dimensional Fund Advisors, LP, a Delaware limited partnership, has sole voting power with respect to 2,909,524 shares and sole dispositive power with respect to 2,961,379 shares.

	Common Stock Beneficially Owned as of December 31, 2016 (1)(2)(3)(4)
	Amount		Percentage
Directors:
Elaine D. Abell	55,707	(5)	*
Harry V. Barton, Jr.	35,161	(6)	*
Ernest P. Breaux, Jr.	31,763		*
Daryl G. Byrd	372,185	(5)(7)	*
John N. Casbon	13,723		*
Angus R. Cooper, II	44,400		*
William H. Fenstermaker	64,490	(5)(8)	*
John E. Koerner, III	8,900	(9)	*
Rick E. Maples	1,200		*
E. Stewart Shea, III	85,245	(5)(10)	*
David H. Welch	11,676		*
Named Executive Officers who are not directors:
Anthony J. Restel	88,187	(7)	*
Michael J. Brown	174,177	(7)	*
John R. Davis	91,044	(7)	*
Jefferson G. Parker	76,698		*
All directors and executive officers as a group (20 persons)	1,290,862		2.86%

*	Represents less than 1% of the outstanding common stock.

(1)	Unless otherwise indicated, shares are held with sole voting and dispositive power.

(2)
Includes shares of common stock owned directly by directors and executive officers, as well as shares held by their spouses, minor children and trusts of which they are trustees. Also includes shares held under a power of attorney.

(3)
Includes all shares that may be acquired upon the exercise of stock options, including those vesting within 60 days of December 31, 2016: 158,129 shares by Mr. Byrd; 44,822 shares by Mr. Restel; 60,857 shares by Mr. Brown; 28,183 shares by Mr. Davis; 47,713 shares by Mr. Parker; and 402,530 shares by all directors and executive officers as a group.

(4)
Includes unvested restricted shares that may be voted by the following persons: 38,556 shares by Mr. Byrd; 10,440 shares by Mr. Restel; 13,791 shares by Mr. Brown; 9,857 shares by Mr. Davis; 11,490 shares by Mr. Parker; and 128,152 shares by all directors and executive officers as a group.

(5)
Includes the following shares of common stock pledged as security for loans from unaffiliated parties: Mr. Byrd-148,619 shares; Ms. Abell-11,259 shares; Mr. Fenstermaker - 20,086 shares and Mr. Shea-11,979 shares.

(6)	Includes 3,990 shares held by a trust in which Mr. Barton is trustee.

(7)
Includes the following shares of common stock allocated to participants in the Retirement Savings Plan as of December 31, 2016: Mr. Byrd-12,206 shares; Mr. Restel-3,304 shares; Mr. Brown-4,107; Mr. Davis-2,471 shares; and all executive officers as a group 22,088 shares.

(8)	Includes 20,000 shares held by C.H. Fenstermaker and Associates, LLC and 2,448 shares held by the William Fenstermaker Children’s Trust.

(9)	Includes 3,500 shares held by Koerner Capital, LLC.

(10)
Includes 66,669 shares held through the E. Stewart Shea III Delaware Trust and the E. Stewart Shea III Family LLC; as Managing Member of the LLC Mr. Shea exercises voting and dispositive authority of those shares and 4,147 shares held by Barbara B. Shea.

In addition to beneficial ownership of common stock, some of our executive officers hold shares of “phantom stock” that are not reported in the stock ownership table but represent additional financial interests that are subject to the same market risks as common stock. The value of these phantom shares is the same as the value of the corresponding number of shares of common stock. As of December 31, 2016, executive officers named in the stock ownership table hold a pecuniary interest in the following number of shares of phantom stock: 9,057 shares by Mr. Byrd; 2,718 shares by Mr. Restel; 3,555 shares by Mr. Brown; 2,718 shares by Mr. Davis; 4,771 shares by Mr. Parker; and 32,354 shares by all executive officers as a group.

Also not included in the beneficial ownership of common stock reported above are the restricted share units and performance units held by our executive officers that were granted in 2016, 2015 and 2014. The value of these units is the same as the value of the corresponding number of shares of common stock and is subject to the same market risks as common stock. These units are more completely described in the “Compensation Discussion and Analysis” section. As of December 31, 2016, executive officers named in the stock ownership table hold the following restricted stock units: 41,948 units by Mr. Byrd; 10,988 units by Mr. Restel; 14,441 units by Mr. Brown; 10,061 units by Mr. Davis; 10,596 units by Mr. Parker; and 120,174 units held by all executive officers as a group, and the following number of performance units: 5,769 units by Mr. Byrd; 1,491 units by Mr. Restel; 2,007 units by Mr. Brown; 1,399 units by Mr. Davis; 1,475 units by Mr. Parker; and 16,576 units held by all executive officers as a group.

See “Compensation Discussion and Analysis—Stock Ownership Guidelines” regarding stock ownership guidelines for directors and Named Executive Officers. The stock ownership guidelines are part of the IBERIABANK Corporation Corporate Governance Guidelines. A link to the Corporate Governance Guidelines is on the “Investor Relations” portion of our website, at: http://www.iberiabank.com. Please see Item 11 of this Annual Report on Form 10-K for information required by Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
CERTAIN TRANSACTIONS

A number of our directors, executive officers, and members of their immediate families, as well as organizations with which they are affiliated, were clients of IBERIABANK during 2016. All loans to our related persons-as defined in Instruction 1 to Item 404(a) of Regulation S-K-were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those provided at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features.
IBERIABANK and several other financial institutions have extended credit (the “Credit Facility”) under a multi-bank syndicated credit facility to Stone Energy Corporation (the “Borrower"). One of the Company’s directors, David H. Welch, is the Chairman, President and Chief Executive Officer of the Borrower. IBERIABANK holds approximately six percent of the total commitments from twelve banks under the Credit Facility. On December 14, 2016, the Borrower filed for Chapter 11 Bankruptcy with the U.S. Bankruptcy Court in the Southern District of Texas.  At the time of the filing, $341.5 million was outstanding under the Credit Facility.  Of this amount, approximately $20.3 million was outstanding and due to IBERIABANK. At December 31, 2016 and as of the date of this Report, the outstanding amount due IBERIABANK under the Credit Facility remained on non-accrual status.  On February 15, 2017, Borrower’s Second Amended Joint Prepackaged Plan of Reorganization (the “Plan”) was approved by the U.S. Bankruptcy Court.  Pursuant to the Plan, banks under the Credit Facility are to be allowed a claim in the aggregate principal amount of $341.5 million, which was the principal amount outstanding under the Credit Facility at the time of the bankruptcy filing. The Plan further provides that banks under the Credit Facility are to receive, on account of their prepetition claims, (i) their respective pro rata share of commitments and obligations owing with respect to outstanding loans under a new 4-year Reserve Based Lending Facility (the “Exit Facility”), and (ii) their respective pro rata share of prepetition cash as a partial repayment of such outstanding loans subject to re-borrowing to the extent permitted and pursuant to the terms of the Exit Facility held by such banks. As proposed under the Plan, the Exit Facility will differ from the Credit Facility with respect to the size of the facility and in certain other areas.  These differences include, but are not limited to (i) a reduction in the facility size to $200 million, (ii) a reduction in the borrowing base from $360 million to $200 million, and (iii) both the facility size and borrowing base being subject to further, ratable, reduction in the event of certain other occurrences. Definitive agreements with respect to the Exit Facility have yet to be finalized and so we are unable to provide further information regarding the Exit Facility at this time. As confirmed, the Plan proposes a full recovery to the banks under the Credit Facility of their prepetition claims, including IBERIABANK’s prepetition claim of approximately $20.3 million.

The Sarbanes-Oxley Act of 2002 generally prohibits a public company from extending or renewing credit or arranging the extension or renewal of credit to an officer or director. However, this prohibition does not apply to loans made by depository institutions such as IBERIABANK that are insured by the Federal Deposit Insurance Corporation and are subject to the insider lending restrictions of the Federal Reserve Board’s Regulation O. Accordingly, we permit our directors and executive officers, their family members and their related interests, to establish and maintain banking and business relationships in the ordinary course of business with IBERIABANK. With respect to lending activities, IBERIABANK has policies governing affiliate and insider lending transactions. These policies prohibit extensions of credit to “insiders,” as defined in the policies, unless the extension of credit:

•
is made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public; and

•	does not involve more than the normal risk of repayment or present other unfavorable features.

Review, Approval or Ratification of Transactions With Related Persons

Audit Committee review is required for any lending transaction that alone or together with other extensions of credit to an “insider” exceeds $120,000 and does not meet the criteria noted above or which becomes a past due, nonaccrual, restructured or a potential problem loan as of year-end under applicable SEC rules. Also, in compliance with Regulation O, a majority of the Board of Directors of IBERIABANK must approve in advance any extension of credit to any director or executive officer or any of their related entities where the aggregate lending relationship exceeds $500,000. A director with an interest in the extension of credit must abstain from voting or participating in the discussion and approval of the extension of credit.
An extension of credit covered by Regulation O to executive officers must be promptly reported to the Board of Directors of IBERIABANK; preceded by the submission of a detailed personal financial statement; and made subject to the written provision that the loan will, at the option of IBERIABANK, be due and payable at any time that the executive officer is indebted to any other bank or banks in an amount greater than the dollar thresholds set forth above.
In order to promote compliance with applicable laws, regulations and rules pertaining to “insider” lending transactions discussed above, we have appointed an officer to assist in identifying and reviewing pertinent transactions with identified “insiders.” The officer annually receives lists of all directors and executive officers of the Company and IBERIABANK and any other subsidiaries, as well as a list of our principal shareholders, if any. The information collected from directors and executive officers includes the names of these individuals and their family members, as well as the names of their related interests, which are referred to as “covered entities.” The officer will promptly notify in the event the officer detects an extension of credit to an “insider” that appears to violate the policy.

Board of Directors Independence

Each year, the Board of Directors reviews the relationships that each director has with us and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ listing standards and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be “independent directors.” The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ relationships with us and our competitors, suppliers and clients; their relationships with management and other directors; the relationships their current and former employers have with us; and the relationships between us and other companies of which our Board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that Ms. Abell and Messrs. Barton, Breaux, Casbon, Cooper, Fenstermaker, Koerner, Maples, Shea and Welch are independent directors of IBERIABANK Corporation within the meaning of applicable NASDAQ listing standards. Independent Board members met in executive session without management present three times during the year ended December 31, 2016.
Board of Directors and Shareholders Meetings

The Board of Directors met 13 times during the fiscal year ended December 31, 2016. All directors attended at least 75% of the total of all meetings of the Board of Directors and assigned committees in 2016. We encourage directors’ attendance at our annual shareholder meetings and request that directors make reasonable efforts to attend such meetings. All of the members of the Board of Directors attended the 2016 Annual Meeting of Shareholders.

Item 14.        Principal Accounting Fees and Services.
Audit Fees and Other Matters
Ernst & Young LLP provided audit services to us consisting of the annual audit of our 2016 and 2015 consolidated financial statements contained in our Annual Reports on Form 10-K and reviewed the financial statements contained in our Quarterly Reports on Form 10-Q for 2016 and 2015.
The following table discloses the aggregate fees for professional services performed by Ernst & Young LLP in fiscal years 2016 and 2015.

Fee Category	Fiscal Year 2016	% of Total	Fiscal Year 2015	% of Total
Audit Fees(1)	$2,402,576	82.6%	$2,324,084	91.6%
Audit-related Fees(1)	40,000	1.4%	65,000	2.6%
Tax Fees	251,504	8.6%	145,011	5.7%
All Other Fees(1)	214,116	7.4%	1,995	0.1%
Total Fees	$2,908,196	100%	$2,536,090	100%

(1)	Fees include reimbursement of expenses incurred.

Audit Fees-These are fees related to professional services rendered in connection with the audit of our annual financial statements, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, comfort letters and consents, and accounting consultations that related to the audited financial statements and were necessary to comply with generally accepted auditing standards.
Audit-related Fees-These fees consist primarily of other audits and attest services, financial accounting, reporting and compliance matters.
Tax Fees-These are fees billed for professional services related to tax compliance, tax advice and tax planning, including services provided in connection with assistance in the preparation and filing of tax returns.
All Other Fees-These are fees for all other permissible services that do not meet the above category descriptions.
Pre-approval Policy

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee or the Chairman of the Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit No. 13):
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements

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

Exhibit No. 3.1	Articles of Incorporation, as amended – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2016.

Exhibit No. 3.2	Bylaws of the Company, as amended – incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 19, 2016.

Exhibit No. 4.1	Stock Certificate – incorporated herein by reference to Registration Statement on Form S-8 (File No. 33-93210).

Exhibit No. 4.2
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc., and Computershare Trust Company and the holders from time to time of Depositary Receipts described therein, dated August 5, 2015 - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated August 5, 2015.

Exhibit No. 4.3
Deposit Agreement, among IBERIABANK Corporation, Computershare Inc. and Computershare Trust Company and the holders from time to time of Depositary Receipts described therein, dated May 9, 2016 - incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 9, 2016.

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

Exhibit No. 10.29
Form of Restricted Stock Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 5, 2014.

Exhibit No. 10.30
Form of Stock Option Agreement under the IBERIABANK Corporation 2010 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 5, 2014.

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

Exhibit No. 10.41
Termination Agreement among the Federal Deposit Insurance Corporation, in its capacity as receiver of each of Capital South Bank, Century Bank, Orion Bank, Sterling Bank, Creekside Bank and Patriot Bank of Georgia, the Federal Deposit Insurance Corporation and IBERIABANK, incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 20, 2016.

Exhibit No. 10.42	IBERIABANK Corporation 2016 Stock Incentive, incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 4, 2016.

Exhibit No. 12	Computations of Earnings to Fixed Charges.

Exhibit No. 13	Annual Report to Shareholders – Portions of Annual Report to Shareholders for the year ended December 31, 2016, which are expressly incorporated herein by reference.

Exhibit No. 21	Subsidiaries of the Registrant.

Exhibit No. 23.1	Consent of Ernst & Young LLP

Exhibit No. 31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit No. 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IBERIABANK CORPORATION

Date: February 21, 2017	By:	/s/ Daryl G. Byrd
Daryl G. Byrd
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daryl G. Byrd	President, Chief Executive Officer and Director	February 21, 2017
Daryl G. Byrd

/s/ Anthony J. Restel	Senior Executive Vice President and Chief Financial Officer	February 21, 2017
Anthony J. Restel

/s/ M. Scott Price	Executive Vice President, Corporate Controller and Chief Accounting Officer	February 21, 2017
M. Scott Price

/s/ Elaine D. Abell	Director and Audit Committee Member	February 21, 2017
Elaine D. Abell

/s/ Harry V. Barton, Jr.	Director and Audit Committee Chairman	February 21, 2017
Harry V. Barton, Jr.

/s/ Ernest P. Breaux, Jr.	Director	February 21, 2017
Ernest P. Breaux, Jr.

/s/ John N. Casbon	Director	February 21, 2017
John N. Casbon

/s/ Angus R. Cooper, II	Director	February 21, 2017
Angus R. Cooper, II

/s/ William H. Fenstermaker	Chairman of the Board	February 21, 2017
William H. Fenstermaker

/s/ John E. Koerner, III	Director and Audit Committee Member	February 21, 2017
John E. Koerner, III

/s/ Rick E. Maples	Director and Audit Committee Member	February 21, 2017
Rick E. Maples

/s/ E. Stewart Shea, III	Director	February 21, 2017
E. Stewart Shea, III

/s/ David H. Welch	Director	February 21, 2017
David H. Welch